Form 10-Q
period 1994-03-31
TRIARC COMPANIES INC
filed 1994-05-16
CIK 30697

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                               TRIARC COMPANIES, INC.
              (Exact name of registrant as specified in its charter)


             Ohio                                               38-0471180
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


777 South Flagler Drive, Suite 1000E, West Palm Beach, Florida     33401
               (Address of principal executive offices)          (zip code)
                                   (407) 653-4000
               (Registrant's telephone number, including area code)


               (Former name, former address and former fiscal year,
                         if it changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes   X   No

   There were 24,066,732 shares of the registrant's Class A Common Stock ($.10 par value) outstanding as of May 2, 1994.



PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                      TRIARC COMPANIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       December 31,     March 31,
                                                           1993           1994
                                                             (In thousands)
                     ASSETS                                 (A)        (Unaudited)
Current assets:
   Cash and cash equivalents                            $ 118,801     $   49,099
   Receivables, net                                       124,319        144,011
   Inventories                                            108,206        109,267
   Deferred income tax benefit                              9,621          9,009
   Prepaid expenses and other current assets               32,550         30,192
                                                         --------       --------
     Total current assets                                 393,497        341,578
                                                         --------       --------
Properties, net                                           261,996        274,217
Unamortized costs in excess of net assets of
   acquired companies                                     182,925        186,387
Net non-current assets of discontinued operations          15,223         14,884
Other assets                                               43,605         44,277
                                                         --------       --------
                                                         $897,246     $  861,343
                                                         ========       ========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                    $  40,280     $   39,945
   Accounts payable                                        61,194         44,506
   Accrued facilities relocation and corporate
     restructuring costs                                   30,396         24,723
   Other accrued expenses                                 109,107         91,744
                                                         --------       --------
     Total current liabilities                            240,977        200,918
                                                         --------       --------
Long-term debt                                            575,161        568,886
Insurance loss reserves                                    13,511         13,453
Deferred income taxes                                      32,038         34,602
Deposits and other liabilities                             12,565         12,209
Minority interests                                         27,181         28,462
Redeemable preferred stock                                 71,794         71,794
Stockholders' equity (deficit):
   Common stock                                             2,798          2,798
   Additional paid-in capital                              50,654         51,411
   Accumulated deficit                                    (46,987)       (41,119)
   Treasury stock                                         (75,150)       (74,567)
   Other                                                   (7,296)        (7,504)
                                                         --------       --------
     Total stockholders' deficit                          (75,981)       (68,981)
                                                         --------       --------
                                                        $ 897,246     $  861,343
                                                         ========       ========

(A) Derived from the audited consolidated financial statements as of December 31, 1993.

      See accompanying notes to condensed consolidated financial statements.

                      TRIARC COMPANIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          Three months ended
                                                        -----------------------
                                                         April 30,      March 31,
                                                           1993           1994
                                                         (In thousands except
                                                           per share amounts)
                                                              (Unaudited)
Revenues:
   Net sales                                            $ 246,637     $  258,693
   Royalties, franchise fees and other revenues            11,659         11,366
                                                         --------       --------
                                                          258,296        270,059
                                                         --------       --------
Costs and expenses:
   Cost of sales                                          178,595        186,396
   Advertising, selling and distribution                   23,468         21,318
   General and administrative expenses                     30,296         30,862
   Facilities relocation and corporate
     restructuring                                         43,000            --
   Provision for doubtful accounts from former
     affiliates                                             5,623            --
                                                         --------       --------
                                                          280,982        238,576
                                                         --------       --------
     Operating profit (loss)                              (22,686)        31,483
Interest expense                                          (23,794)       (17,035)
Other income (expense), net                                  (292)         2,654
                                                         --------       --------
     Income (loss) from continuing operations
       before income taxes and minority interests         (46,772)        17,102
Benefit from (provision for) income taxes                   4,077         (7,025)
                                                         --------       --------
                                                          (42,695)        10,077
Minority interests in (income) loss of
   consolidated subsidiaries                                4,385         (1,292)
                                                         --------       --------
     Income (loss) from continuing operations             (38,310)         8,785
Discontinued operations, net of income taxes and
   minority interests                                      (5,345)           --
                                                          -------        -------
     Income (loss) before extraordinary item              (43,655)         8,785
Extraordinary item                                         (6,611)           --
                                                         --------       --------
     Net income (loss)                                    (50,266)         8,785
Preferred stock dividend requirements                        (116)        (1,458)
                                                         --------       --------
     Net income (loss) applicable to common
      stockholders                                      $(50,382)     $    7,327
                                                         ========       ========

Primary income (loss) per share:
   Continuing operations                                $   (1.50)    $      .34
   Discontinued operations                                   (.21)           --
   Extraordinary item                                        (.26)           --
                                                         --------       --------
   Net income (loss)                                    $   (1.97)    $      .34
                                                        ========        ========

Fully diluted income (loss) per share:
   Continuing operations                                $   (1.50)    $      .33
   Discontinued operations                                   (.21)           --
   Extraordinary item                                        (.26)           --
                                                         --------       --------
   Net income (loss)                                    $   (1.97)    $      .33
                                                         ========       ========

      See accompanying notes to condensed consolidated financial statements.

PAGE

                      TRIARC COMPANIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Three months ended
                                                        -----------------------
                                                       April 30,        March 31,
                                                          1993            1994
                                                            (In thousands)
                                                              (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                    $ (50,266)    $    8,785
   Adjustments to reconcile net income (loss)
     to net cash and cash equivalents provided
     by (used in) operating activities
       Depreciation and amortization of
        properties                                          7,701          8,406
       Amortization of costs in excess of net
        assets of acquired companies                        2,713          1,456
       Amortization of deferred debt discount,
        deferred financing costs and unearned
        compensation                                        1,632          2,641
       Write-off of deferred financing costs                3,741            --
       Provision for (reversal of) doubtful
        accounts                                            6,569            (96)
       Provision for (payments of) facilities
        relocation and corporate restructuring             43,000         (5,673)
       Deferred tax provision (benefit)                    (6,707)         3,176
       Minority interests                                  (4,385)         1,292
       Loss from discontinued operations                    5,345            --
       Other, net                                          (2,227)        (2,318)
       Changes in operating assets and
        liabilities:
         Decrease (increase) in:
          Receivables                                      33,767        (19,596)
          Inventories                                       2,545         (1,061)
          Prepaid expenses and other current
           assets                                          (3,987)         2,321
          Restricted cash of insurance
           operations                                       5,719            --
         Increase (decrease) in:
          Accounts payable and accrued expenses           (23,166)       (33,078)
          Insurance loss reserves                         (12,585)           (58)
                                                         --------       --------
       Net cash and cash equivalents provided
          by (used in) operating activities                 9,409        (33,803)
                                                         --------       --------
Cash flows from investing activities:
   Acquisition of restaurants:
     Properties, net                                          --          (7,547)
     Costs in excess of net assets acquired                   --          (4,037)
     Other assets                                             --            (882)
     Capitalized leases and note payable                      --           2,966
                                                         --------       --------
                                                              --          (9,500)
   Proceeds from sales of assets                              432            232
   Capital expenditures                                    (7,845)       (11,260)
   Purchase of minority interests                         (17,200)           --
   Redemption of investment in affiliate                    2,100            --
                                                         --------       --------
     Net cash and cash equivalents used in
       investing activities                               (22,513)       (20,528)
                                                         --------       --------
Cash flows from financing activities:
   Issuance of class A common stock                         9,650            --
   Proceeds from long-term debt                           396,595          8,630
   Repayments of long-term debt                          (292,714)       (21,460)
   Deferred financing costs                               (25,820)           --
   Net decrease in short-term debt                         (8,748)           --
   Payment of preferred dividends                              (4)        (2,917)
                                                         --------       --------
     Net cash and cash equivalents provided by
       (used in) financing activities                      78,959        (15,747)
                                                         --------       --------
Net cash provided by (used in) continuing
   operations                                              65,855        (70,078)
Net cash provided by (used in) discontinued
   operations                                              (1,167)           376
                                                         --------       --------
Net increase (decrease) in cash and cash equivalents       64,688        (69,702)
Cash and cash equivalents at beginning of period           31,947        118,801
                                                         --------       --------
Cash and cash equivalents at end of period              $  96,635     $   49,099
                                                         ========       ========

      See accompanying notes to condensed consolidated financial statements.

PAGE

               TRIARC COMPANIES, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                  March 31, 1994
                                    (Unaudited)


(1)   Basis of Presentation

      The principal directly or indirectly wholly-owned subsidiaries (majority-owned prior to April 14, 1994 - see Note 10) of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company") are Graniteville Company ("Graniteville"), National Propane Corporation ("National Propane"), Southeastern Public Service Company ("SEPSCO"), Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown").

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments and, in the three-month period ended April 30, 1993, $48,698,000 of after tax significant charges described in Note 14 necessary to present fairly the Company's financial position as of December 31, 1993 and March 31, 1994 and its results of operations and cash flows for the three-month periods ended April 30, 1993 and March 31, 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K ("Form 10-K") for the eight-month transition period ended December 31, 1993.

      In October 1993 the Board of Directors of Triarc approved a change in Triarc's fiscal year from a fiscal year ending April 30 to a calendar year ending December 31, effective for the eight-month transition period ended December 31, 1993. The fiscal years of all of Triarc's subsidiaries which did not end on December 31 were also so changed. As used herein, "Fiscal 1993" refers to the year ended April 30, 1993 and "Transition 1993" refers to the eight months ended December 31, 1993.

      Prior to the change by the Company to a calendar year, Graniteville and SEPSCO were consolidated for their fiscal years ending on or about February 28, National Propane was consolidated for its fiscal year ending April 30 and Arby's and Royal Crown, each of which had a fiscal year ending December 31, were consolidated for their twelve-month periods ending March 31. The Company's principal subsidiaries are included in the condensed consolidated results of operations for the three-month period ended April 30, 1993 for each of their three-month periods ended on the dates noted above. As such, Graniteville and SEPSCO are included for their three-month periods ended on or about February 28, 1993, Arby's and Royal Crown are included for their three-month periods ended March 31, 1993 and National Propane is included for its three-month period ended April 30, 1993.

      The three-month period ended April 30, 1993 (the "Comparable Prior Year Period") has been presented herein since it is the period most nearly comparable to the three-month period ended March 31, 1994. Due to the different periods consolidated in the Comparable Prior Year Period and the fact that consolidations were not prepared other than on a quarterly basis in Fiscal 1993, it was not practicable for the Company to recast its prior year results and present financial statements for the three-month period ended March 31, 1993.

(2)   Change in Control

      As previously reported, a change in control of the Company occurred on April 23, 1993 (the "Change in Control") whereby the Board of Directors of the Company was reconstituted and new senior executive officers were elected.

(3)   Inventories

      The following is a summary of the components of inventories:

                                                        December 31,    March 31,
                                                            1993          1994
                                                            ----          ----
                                                             (In thousands)
        Raw materials                                    $  26,930    $  27,892
        Work in process                                      6,676        6,984
        Finished goods                                      74,600       74,391
                                                         ---------    ---------
                                                         $ 108,206    $ 109,267
                                                         =========    =========

(4)   Properties

      The following is a summary of the components of properties, net:

                                                        December 31,    March 31,
                                                            1993          1994
                                                            ----          ----
                                                             (In thousands)

        Properties, at cost                              $ 447,083    $ 461,527
        Less accumulated depreciation
          and amortization                                 185,087      187,310
                                                         ---------    ---------
                                                         $ 261,996    $ 274,217
                                                         =========    =========

(5)   Stockholders' Equity (Deficit)

      During the three months ended March 31, 1994, Triarc granted from its treasury stock 51,750 shares of restricted stock under the Amended and Restated 1993 Equity Participation Plan (the "Equity Plan") at an aggregate market value at the dates of grant of $1,109,000. The unamortized value of such grants is reflected as an addition to unearned compensation (included in "Other stockholders' deficit" in the accompanying condensed consolidated balance sheets) during the three months ended March 31, 1994 and is being amortized to compensation expense over the applicable vesting period through 1996. In addition, during the three months ended March 31, 1994, Triarc granted 502,000 non-qualified stock options under the Equity Plan at option prices ranging from $21.00 to $24.125 representing the fair market value per share of Triarc's class A common stock, par value $.10 per share (the "Class A Common Stock"), at the dates of grant.

(6)   Income (Loss) Per Share

      The common shares used in the calculations of primary and fully diluted income (loss) per share were as follows:

                                                           Three months ended
                                                           ------------------
                                                          April 30,    March 31,
                                                            1993         1994
                                                            ----         ----
                                                             (In thousands)
        Weighted average number of common shares
          outstanding                                       25,596       21,343
        Dilutive stock options utilizing the
          treasury stock method                                --           324
                                                           -------      -------
        Common and common equivalent shares for
          primary per share purposes                        25,596       21,667

        Common shares which would be issued upon
          the assumed conversion of convertible
          preferred stock                                      --         4,986
                                                           -------      -------
        Common, common equivalent and contingent
          shares for fully diluted per share
          purposes                                          25,596       26,653
                                                           =======      =======

      The primary income (loss) per share has been computed by dividing the net income (loss) applicable to common stockholders by the number of common and common equivalent shares noted above. Common stock equivalents were not included in the computation of the weighted average shares outstanding for the three-month period ended April 30, 1993 because such inclusion would have been antidilutive. Fully diluted income per share for the three-month period ended March 31, 1994 has been computed by dividing the net income applicable to common stockholders adjusted to add back the preferred stock dividend requirements by the number of common, common equivalent and contingent shares noted above. Fully diluted loss per share was not applicable for the three-month period ended April 30, 1993 since contingent issuances of common shares would have been antidilutive.

(7)   Income Taxes

      The Company's provision for income taxes of $7,025,000 for the three-month period ended March 31, 1994, which has been provided at the estimated effective rate for the year ending December 31, 1994, represents an effective tax rate of 41%. Such rate is higher than the Federal statutory income tax rate of 35% principally due to the effect of state income taxes, net of federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes, partially offset by a reduction in the valuation allowance as a result of the utilization of net operating loss carryforwards. The Company's income tax benefit of $4,077,000 for the three-month period ended April 30, 1993 represents an effective tax rate of 9% which is lower than the Federal statutory rate due to losses of certain subsidiaries for which no tax benefit is available, costs related to a five-year consulting agreement with the former Vice Chairman of the Company and write-downs of certain investments which were not deductible for tax purposes, amortization of costs in excess of net assets of acquired companies and provisions for income tax contingencies and other matters.

(8)   Transactions with Related Parties

      The Company had related party transactions including certain transactions described below during the three-month period ended March 31, 1994. During the three-month period ended March 31, 1994 and the Comparable Prior Year Period the Company had these and other related party transactions which are described in the Form 10-K.

      Triarc leased space on behalf of its subsidiaries and former affiliates from a trust for the benefit of Victor Posner, the indirect owner of the Company's redeemable preferred stock, and his children. In July 1993 Triarc gave notice to terminate the lease effective January 31, 1994. For January 1994 $360,000 was charged to the Company for the cost of such leased space. The Company is obligated to pay the base rent for the remaining lease period through April 1997 which, net of security deposit, aggregates approximately $12,000,000. Such amount was previously accrued by the Company.

      The Company leases aircraft from Triangle Aircraft Services Corporation ("TASCO"), a company owned by Nelson Peltz (Chairman and Chief Executive Officer of the Company) and Peter W. May (President and Chief Operating Officer of the Company), for an aggregate annual rent of $2,200,000. In connection with such lease the Company had rent expense for the three-month period ended March 31, 1994 of $550,000. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

      The Company subleases from an affiliate of Messrs. Peltz and May approximately 26,800 square feet of furnished office space in New York, New York, and 15,000 square feet of office space in West Palm Beach, Florida, both of which are owned by unaffiliated third parties. The aggregate amount incurred by the Company with respect to such subleases, including operating expenses and net of amounts received by the Company for sublease of a portion of such space of $89,000, was approximately $222,000 during the three-month period ended March 31, 1994, which is less than the aggregate amounts such affiliates paid to the unaffiliated landlords but represents amounts the Company believes it would pay to an unaffiliated third party for similar improved office space. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the New York and West Palm Beach office space.

(9)   Contingencies

      In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. Graniteville entered into a consent decree providing for the study and investigation of the alleged pollution and its sources. The study report, prepared by Graniteville's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that Graniteville submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 Graniteville provided this information to DHEC in a report of Graniteville's environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. In March 1994 DHEC concluded that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

      As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and is performing a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils.
      Remediation has recently been completed or is ongoing at five sites.
      In addition, remediation will be required at thirteen sites which were sold to or leased by the purchaser of the ice operations (see Note 13) and such remediation will be made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of such remediation and/or removal will approximate $3,661,000, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through March 31, 1994 of $1,469,000 and has a remaining accrual of $2,192,000.

      In August 1993 NVF Company ("NVF"), which was affiliated with the Company until the Change in Control, became a debtor in a case filed by its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2,300,000 with respect to claims for (i) certain claims relating to the insurance of certain NVF's properties by Chesapeake Insurance Company Limited, an indirect subsidiary of Triarc, (ii) certain insurance premiums owed by the Company to IRM, a subsidiary of NVF, and (iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in April 1994 a committee of NVF's creditors (the "NVF Committee") filed a motion in the NVF Proceeding seeking the court's authorization to commence an adversary proceeding against the Company and certain of its subsidiaries for (a) aiding and abetting breach of fiduciary duty and the duty of care, (b) equitable subordination of claims which the Company may have against NVF, and (c) recovery of certain allegedly fraudulent transfers and conveyances allegedly made by NVF to the Company. The bankruptcy court has not yet ruled with respect to the NVF Committee's motion. The Company intends to vigorously contest such claims. Nevertheless, during Transition 1993 Triarc provided approximately $2,300,000 with respect to claims related to the NVF Proceeding. Because the NVF Committee's motion was filed on April 25, 1994, the Company has not had an opportunity to fully investigate the matters contained therein. However, based upon information currently available to the Company and after considering the amounts provided, Triarc does not believe that the outcome of the NVF Proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In July 1993, APL Corporation ("APL"), which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Court (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Complaint") against certain former affiliates, Triarc and certain companies formerly or presently affiliated with Victor Posner or with Triarc, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers and preferences.
      The APL Complaint asserts claims against Triarc for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of claims which Triarc may have against APL, (c) declaratory relief as to whether APL has any liability to Triarc and (d) recovery of fraudulent transfers allegedly made by APL to Triarc prior to commencement of the APL Proceeding. The APL Complaint seeks an undetermined amount of damages from Triarc, as well as the other relief identified in the preceding sentence. Based upon the results of Triarc's investigation of these matters to date, Triarc does not believe that the outcome of the APL Complaint will have a material adverse effect on the financial position or results of operations of the Company.

      The Company is also engaged in ordinary, routine litigation incidental to its business. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(10)  SEPSCO Merger and Litigation Settlement

      In December 1990 a purported shareholder derivative suit (the "SEPSCO Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "SEPSCO Settlement") with the plaintiff (the "Plaintiff") in the SEPSCO Litigation. The SEPSCO Settlement provided, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than the Company, aggregating a 28.9% minority interest in SEPSCO, would receive in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,822 shares. On April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with the SEPSCO Settlement. Following the SEPSCO Merger, the Company owns 100% of the SEPSCO Common Stock. The Company paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the Settlement Agreement. An aggregate $1,700,000, including such costs together with estimated Company legal costs of $400,000, were provided for in the Comparable Prior Year Period. Triarc estimated that an aggregate $3,750,000 (the "SEPSCO Stock Settlement Cost") of the value of its Class A Common Stock issued in the SEPSCO Merger together with the $1,250,000 of Plaintiff's counsel fees paid in cash and previously accrued in Fiscal 1993 represented settlement costs of the SEPSCO Litigation. The SEPSCO Stock Settlement Cost was provided in Transition 1993 since it was during such period that the Company determined that the litigation settlement was more likely than not to be approved by the District Court.

      The fair value as of April 14, 1994 of the 2,691,822 shares of Class A Common Stock issued in the SEPSCO Merger aggregated $52,105,000 (the "Merger Consideration") net of the portion of such consideration representing the SEPSCO Stock Settlement Cost. The SEPSCO Merger will be accounted for in accordance with the purchase method of accounting and, accordingly, the Company's additional 28.9% interest in SEPSCO's assets and liabilities will be recorded at fair value and the Company's minority interest in SEPSCO will be eliminated. The cost in excess of the fair value of the additional interest in the net assets acquired ("Goodwill") will be amortized on a straight-line basis over 30 years. However, the Company has not commenced its evaluation of purchase accounting and accordingly, cannot presently determine the Goodwill that will result from the SEPSCO Merger. Pro forma condensed summary operating results of the Company for the three-month period ended March 31, 1994 giving effect to the SEPSCO Merger as if it had been consummated on January 1, 1994, are set forth below. Since the Company anticipates that a portion of the excess of the Merger Consideration over the related minority interest liability will be allocated to net assets acquired with amortization periods of less than 30 years, the pro forma calculations assume an average amortization period of such excess of only 25 years.

                                                           (In thousands, except
                                                            per share amounts)
             Revenues                                            $ 270,059
             Operating profit                                       31,244
             Income from continuing operations
               before income taxes                                  16,863
             Provision for income taxes                              7,025
             Income from continuing operations                       9,838
             Income from continuing operations
               per share (a):
                 Primary                                               .34
                 Fully diluted                                         .34

      -------------

      (a) Income from continuing operations per share reflects 2,691,822 additional shares of Class A Common Stock that were issued on April 14, 1994 in connection with the SEPSCO Merger.

(11)  Extraordinary Item

      In connection with the early extinguishment of debt which was refinanced in April 1993, the Company recognized an extraordinary charge of $6,611,000 during the Comparable Prior Year Period, representing the write-off of unamortized deferred financing costs of $3,741,000 and the payment of prepayment penalties of $6,651,000, less $3,781,000 of income tax benefit.

(12)  Acquisition of Restaurants

      In February and March 1994 the Company consummated two related transactions whereby it sold 20 Company-owned restaurants having a net book value of $2,326,000 and acquired 33 previously franchised restaurants from the same party for a net purchase price of $10,000,000 consisting of cash of $9,500,000 and a note for $500,000. Since the combined transaction was accounted for as a nonmonetary exchange, the Company did not recognize any gain or loss on the combined transaction. The assets acquired and liabilities assumed will be stated at fair value in accordance with the purchase method of accounting. The Company has completed only a preliminary evaluation of the purchase accounting for this combined transaction and has tentatively recorded $4,037,000 of the cost as costs in excess of the estimated fair value of the related net assets acquired, which is being amortized over 20 years.

(13)  Discontinued Operations

      On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration businesses which have been accounted for as discontinued operations in the Company's consolidated financial statements. On
      July 22, 1993 SEPSCO's Board of Directors also authorized the sale or liquidation of its natural gas and oil businesses. However on December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil businesses to Triarc sometime following the SEPSCO Merger and the resulting elimination of the minority interest in SEPSCO (see Note 10) rather than selling such businesses to an independent third party. Accordingly, the net assets of the natural gas and oil businesses have been classified as "Other assets" in the accompanying condensed consolidated balance sheets at December 31, 1993 and March 31, 1994. Through October 31, 1993 the natural gas and oil businesses were accounted for as discontinued operations in the Company's condensed consolidated financial statements. The results of operations of the natural gas and oil businesses in the condensed consolidated statement of operations for the three months ended April 30, 1993 have not been reclassified to continuing operations since the results of operations of such businesses were not material. SEPSCO's utility and municipal services business segment and its refrigeration business segment have been accounted for as discontinued operations in the Company's consolidated financial statements.

      In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of up to $1,000,000. While the amount of the loss resulting from the sale of the ice operations has not been finalized, the Company currently estimates it will approximate $2,100,000. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's refrigeration business. SEPSCO has identified certain potential purchasers and is negotiating potential terms for the sale of the cold storage operation. The precise timetable for the sale and liquidation of such operation will depend upon SEPSCO's ability to negotiate acceptable terms for the sale of such operation with presently identified potential purchasers, or, failing to do so, identifying other appropriate purchasers. SEPSCO currently anticipates completion of such sale by July 22, 1994.

      After (i) consideration of (a) a $5,363,000 write-down (net of tax benefit and minority interests of $7,540,000) in the Comparable Prior Year Period relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress reflected in operating profit (loss) of discontinued operations for the Comparable Prior Year Period set forth below, (b) a $12,400,000 provision ($8,820,000 net of minority interests with no income tax benefit) for the estimated loss on the sale of the discontinued operations recorded in Transition 1993 and
      (ii) based on the analysis performed to date with respect to the proposed sale of the cold storage operations, the Company expects that all currently anticipated dispositions, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse effect on the financial position or results of operations of the Company.

      The income (loss) from discontinued operations for the Comparable Prior Year Period and the loss from operations during the three-month period ended March 31, 1994 subsequent to the measurement date, which has been previously recognized, consisted of the following:

                                                            Three months ended
                                                            ------------------
                                                           April 30,    March 31,
                                                             1993         1994
                                                             ----         ----
                                                              (In thousands)
             Revenues                                         46,210      4,529
             Operating loss                                  (13,025)      (553)
             Loss before income taxes
               and minority interests                        (13,231)      (495)
             Benefit from income taxes                         5,000        --
             Minority interests                                2,886        143
             Net loss                                         (5,345)      (352)

      Net current assets and non-current assets of the discontinued operations consisted of the following:

                                                       December 31,     March 31,
                                                           1993           1994
                                                           ----           ----
                                                              (In thousands)
             Cash                                          $    307      $    160
             Receivables, net                                 1,528         1,379
             Inventories                                        647           664
             Other current assets                               675           220
             Current portion of long-term debt                   (6)          --
             Accounts payable                                  (512)         (484)
             Other current liabilities                       (1,798)       (1,135)
                                                           --------      --------
               Net current assets of discontinued
                 operations included in "Prepaid
                 expenses and other current
                 assets"                                   $    841           804
                                                           ========      ========

             Properties, net                               $ 17,681      $ 17,379
             Other assets                                       149           149
             Long-term debt                                     (13)          --
             Deposits and other liabilities                  (2,594)       (2,644)
                                                           --------      --------
               Net non-current assets of discontinued
                 operations                                $ 15,223      $ 14,884
                                                           ========      ========

(14)   Significant Charges in the Comparable Prior Year Period

      The accompanying condensed consolidated statement of operations for the Comparable Prior Year Period includes the following significant charges related principally to actions taken in connection with the Change in Control and included in "Loss from continuing operations":

                                                                (In thousands)
       Estimated costs to relocate the Company's headquarters
        and terminate the lease on its existing corporate
        facilities                                                 $  14,900
       Estimated corporate restructuring charges including
        personnel recruiting and relocation costs, employee
        severance costs and consultant fees                           20,300
       Costs related to a five-year consulting agreement
        extending through April 1998 between the Company
        and its former Vice Chairman                                   6,000
       Other restructuring costs                                       1,800
                                                                    --------
          Total facilities relocation and corporate
           restructuring charges                                      43,000
       Write-off of uncollectible notes and other amounts
        due from former affiliates                                     5,140  (a)
       Payment to a special committee of the Company's
        Board of Directors                                             4,900  (b)
       Provision for closing of certain non-strategic,
        Company-owned restaurants and abandoned bottling
        facilities                                                     2,200  (b)
       Estimated costs to comply with new package labeling
        regulations                                                    1,500  (c)
       Reversal of unpaid incentive plan accruals provided
        in prior years                                                (7,297) (b)
       Other                                                           2,246  (b)
                                                                    --------
          Total net charges affecting operating profit                51,689
       Interest accruals relating to income tax matters                6,109  (d)
       Costs of certain shareholder and other litigation               5,947  (e)
       Settlement of accrued rent balance in connection
        with the Change in Control                                    (8,900) (e)
       Commitment fees and other compensation costs relating
        to a proposed financing which was not consummated              3,200  (e)
       Reduction to estimated net realizable value of
        certain assets held for sale other than discontinued
        operations                                                     2,147  (e)
       Income tax benefit relating to the above net charges          (15,435)
       Provision for income tax contingencies and other tax
        matters                                                        7,897
       Minority interest effect of above net charges                  (3,956)
                                                                    --------
                                                                   $  48,698
                                                                    ========

   ----------

   (a)  Included in "Provision for doubtful accounts from former affiliates"
   (b)  Included in "General and administrative expenses"
   (c)  Included in "Advertising, selling and distribution"
   (d)  Included in "Interest expense"
   (e)  Included in "Other income (expense), net"

PAGE

               TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Transition Report on Form 10-K for the eight-month period ended December 31, 1993 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company").

      In October 1993 the Company's Board of Directors approved a change in the fiscal year of Triarc from a fiscal year ending April 30 to a calendar year ending December 31, effective for the eight-month transition period ended December 31, 1993. The fiscal years of all of Triarc's subsidiaries which did not end on December 31 were also so changed. As used herein, "Fiscal 1993" refers to the fiscal year ended April 30, 1993 and "Transition 1993" refers to the eight months ending December 31, 1993.

      The three-month period ended March 31, 1994 (the "1994 Quarter") is compared below to the three-month period ended April 30, 1993 (the "Comparable Prior Year Period"). It was not practicable for the Company to recast its prior year results and, accordingly, the Comparable Prior Year Period was used as the three-month period most nearly comparable to the 1994 Quarter.

      As previously reported, a change in control of the Company occurred on April 23, 1993 (the "Change in Control") whereby the Board of Directors of the Company was reconstituted and new senior executive officers were elected. The results of operations of the Comparable Prior Year Period, therefore, reflect the business strategies of prior management.

RESULTS OF OPERATIONS

      The diversity of the Company's business segments preclude any overall generalization about trends for the Company. The textiles segment is subject to cyclical economic trends that affect the domestic textile industry. In addition, the textile industry in general has experienced significant competition from foreign manufacturers that generally have access to less expensive labor and, in certain cases, raw materials. However, certain fabrics which comprise the principal product lines sold by the Company (e.g., workwear) have experienced foreign competition to a lesser degree than the industry in general. In the last quarter of calendar year 1993 and first quarter of 1994, the indigo-dyed sportswear business unit of the textiles segment has experienced the effects of lessened demand and price deterioration in its marketplace. Exchange rate fluctuations can also affect the level of demand for the textile segment's products by changing the relative price of competing fabrics from overseas producers.

      Trends affecting the fast food segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with fast food being the most rapidly growing segment of the restaurant industry. The recent recession had temporarily slowed the rate of growth in restaurant spending.

      Trends affecting the soft drink segment in recent years have included the increased market share of private label soft drinks and the introduction of "new age" beverages. In recent years, both the soft drink and fast food industries have experienced increased price competition resulting in significant price discounting throughout these industries. While the net impact of price discounting cannot be quantified, a continuation of this practice could have an adverse effect on the Company.

      Liquefied petroleum ("LP") gas, relative to other forms of energy, is gaining recognition as an environmentally superior, safe, convenient, efficient and easy-to-use energy source in many applications. Trends affecting the LP gas segment in recent years include the economic downturn and energy conservation trends, which from time to time have negatively impacted the demand for energy by both residential and commercial customers.

      Three Months Ended March 31, 1994 Compared with Three Months Ended April 30, 1993

                                                                 Revenues
                                                            Three months ended
                                                            -------------------
                                                           April 30,    March 31,
                                                             1993         1994
                                                             ----         ----
                                                              (In thousands)
     Textiles                                             $ 121,021   $ 129,991
     Fast Food                                               47,546      48,836
     Soft Drink                                              37,174      35,252
     Liquefied Petroleum Gas                                 45,541      55,980
     Other                                                    7,014         --
                                                          ---------    --------
                                                          $ 258,296   $ 270,059
                                                          =========    ========

      Revenues increased $11.8 million to $270.1 million in the 1994 Quarter from $258.3 million in the Comparable Prior Year Period. Such increase reflects higher revenues in the Company's LP gas, textiles and fast food segments offset by slightly lower revenues in the soft drink segment and the absence of revenues in the 1994 Quarter from certain non-core operations previously sold, held for sale or which ceased doing business prior to the 1994 Quarter ($7.0 million) which are included in "Other" in the table above. LP gas revenues increased $10.5 million (23.1%) principally due to higher volume. The increase in volume was principally due to the inclusion of January, historically one of the highest volume months of the year, in the 1994 Quarter while the Comparable Prior Year Period included April, historically a low volume month. Textiles revenues increased $9.0 million (7.4%) principally due to (i) significantly higher sales volume of utility wear sales, (ii) higher sales volume of dyes and specialty chemicals and (iii) higher prices and volume in the specialty product area, offset in part by (i) lower prices and volume in indigo-dyed fabrics (denim) for jeans, (ii) lower prices for piece-dyed cotton fabrics for sportswear and (iii) sales of products in the Comparable Prior Year Period no longer sold in 1994. Fast food revenues increased $1.3 million (2.7%) due to a $0.4 million increase in sales of Company-owned restaurants due to an increase in same store sales and a $0.9 million increase in franchise revenues due to increases in both franchised same store sales and a net increase of 84 franchised restaurants. Soft drink revenues decreased $1.9 million (5.2%) due to a $3.9 million decline in domestic branded product sales to bottlers resulting from bottlers (i) awaiting new packaging and advertising to be introduced in the second quarter and (ii) minimizing purchases of diet concentrates in anticipation of the segment's announced price reduction effective May 1, 1994, as well as generally poor weather conditions in the 1994 Quarter. Such effects were partially offset by a $2.0 million increase in private label soft drink sales in the domestic market and expansion internationally.

      Gross profit (total revenues less cost of sales) increased $4.0 million to $83.7 million in the 1994 Quarter from $79.7 million in the Comparable Prior Year Period. The gross margin was relatively unchanged at 31.0% in the 1994 Quarter and 30.9% in the Comparable Prior Year Period. The increase in gross profit was due to (i) the increase in sales volume discussed above, (ii) higher margins in the LP gas segment due to lower product costs while sales prices were relatively unchanged, (iii) higher margins in the fast food segment resulting from the effect of management's programs to reduce labor and food costs and (iv) higher royalty revenue with no offsetting cost of sales in the fast food segment resulting from higher same store sales and a net increase in franchised restaurants. Such increases were offset in part by (i) lower margins in the textiles segment and (ii) the nonrecurring revenue in the Comparable Prior Year Period from the Company's non-core insurance operation which ceased writing new insurance effective October 1993. The lower margins in the textile segment resulted from (i) higher cost of cotton which could not be passed on to woven apparel customers through higher selling prices,
      (ii) lower sales prices in indigo-dyed fabrics and (iii) a nonrecurring decrease to cost of sales in the Comparable Prior Year Period resulting from a year-end adjustment to revise interim inventory costing estimates made in the prior three quarters of Fiscal 1993 to actual.

      Advertising, selling and distribution expenses decreased $2.2 million to $21.3 million in the 1994 Quarter from $23.5 million in the Comparable Prior Year Period principally due to the fact that such expenses in the Comparable Prior Year Period included a charge of $1.5 million representing an estimate of the costs to be incurred by the soft drink segment in order to comply with package labeling regulations which became effective in May 1994. Advertising, selling and distribution expenses are expected to increase during the remainder of 1994 since the soft drink segment is preparing to introduce in the second quarter of 1994 a national television advertising campaign and associated bottler promotion activities geared to generate new consumer trial and brand awareness.

      General and administrative expenses increased $0.6 million to $30.9 million in the 1994 Quarter from $30.3 million in the Comparable Prior Year Period resulting from higher expenses in 1994 principally due to an increase in costs associated with the new management organization in the soft drink and fast food segments, including the respective chief executive officer departments which were not present in the Comparable Prior Year Period, partially offset by the effect of certain significant charges in the Comparable Prior Year Period. Such charges included (i) a $4.9 million payment to the special Committee of Triarc's Board of Directors in connection with the Change in Control,
      (ii) a $2.2 million provision for closing certain non-strategic Company-owned restaurants and other facilities and (iii) $2.2 million of other charges, partially offset by a reversal of $7.3 million of incentive plan accruals provided in prior years which were no longer required as a result of the termination of such incentive plans in Fiscal 1993.

      The facilities relocation and corporate restructuring charges of $43.0 million in the Comparable Prior Year Period consisted of (i) estimated costs of $14.9 million to relocate the Company's headquarters and terminate the lease on its existing corporate facilities, (ii) estimated corporate restructuring charges of $20.3 million including personnel recruiting and relocation costs, employee severance costs and consultant fees, (iii) costs of $6.0 million related to a five-year consulting agreement extending through April 1998 between the Company and its former Vice Chairman and (iv) other restructuring costs of $1.8 million. These charges related to actions taken in connection with the Change in Control.

      The provision for doubtful accounts from former affiliates of $5.6 million in the Comparable Prior Year Period principally relates to the write-off of certain secured notes and accrued interest receivable from two former affiliates currently in bankruptcy proceedings for which significant doubt exists with regard to the net realizability of the underlying collateral, offset in part by a recovery of certain amounts previously written off from another former affiliate through offset in connection with minority share acquisitions in connection with the Change in Control.

      Interest expense decreased $6.8 million to $17.0 million in the 1994 Quarter from $23.8 million in the Comparable Prior Year Period due to $6.1 million of interest accruals related to income tax matters in the Comparable Prior Year Period and the lower interest rates of debt issued in the refinancings which occurred in connection with the Change in Control or subsequent thereto partially offset by the higher balances of such debt.

      Other income (expense), net increased $3.0 million to income of $2.7 million in the 1994 Quarter from expense of $0.3 million in the Comparable Prior Year Period principally due to income in the 1994 Quarter which was largely nonrecurring including $1.3 million of realized gains on investments including $1.0 million in connection with the redemption of an investment in a former bottling subsidiary previously written off, and $1.1 million of interest income.

      The provision for income taxes in the 1994 Quarter represents an effective tax rate of 41% which is higher than the Federal statutory income tax rate of 35% principally due to the effect of state income taxes, net of federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes, partially offset by a reduction in the valuation allowance as a result of the utilization of net operating loss carryforwards. The income tax benefit in the Comparable Prior Year Period represents an effective tax rate of 9% which is lower than the Federal statutory rate due to losses of certain subsidiaries for which no tax benefit is available, costs related to a five-year consulting agreement with the former Vice Chairman of the Company and write-downs of certain investments which were not deductible for tax purposes, amortization of costs in excess of net assets of acquired companies and provisions for income tax contingencies and other matters.
      Minority interests in income (loss) of consolidated subsidiaries resulted in a $1.3 million expense in the 1994 Quarter compared to $4.4 million of income in the Comparable Prior Year Period resulting from losses of consolidated subsidiaries with minority ownership. The change from such losses of consolidated subsidiaries with minority ownership in the Comparable Prior Year Period to income in the 1994 Quarter is principally due to (i) the portion of the facilities relocation, corporate restructuring and other significant charges discussed above allocated to subsidiaries with minority ownership, (ii) higher earnings of the continuing operations of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc until April 14, 1994, and (iii) the sale of a non-core subsidiary which had losses in the Comparable Prior Year Period in January 1994.

      Discontinued operations of $5.3 million, net of income taxes and minority interests in the Comparable Prior Year Period, was due to a $5.4 million write-down (net of tax benefit and minority interest of $7.5 million) relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress of the Company's discontinued operations less the net income of the discontinued operations for the Comparable Prior Year Period which is prior to the July 22, 1993 decision to discontinue such businesses. There is no similar income or loss in the 1994 Quarter since the estimated operating losses of such remaining discontinued operations through their actual or estimated dates of disposal were previously recorded.

      The extraordinary item in the Comparable Prior Year Period resulted from the early extinguishment of certain debt of RC/Arby's Corporation ("RCAC") in connection with the Change in Control and was comprised of the write-off of unamortized deferred financing costs of $3.7 million and the payment of prepayment penalties of $6.7 million, net of tax benefit of $3.8 million.

      Net income of $8.8 million in the 1994 Quarter increased $59.1 million from a loss of $50.3 million in the Comparable Prior Year Period as a result of the factors discussed above, most significantly the facilities relocation, corporate restructuring and other significant charges, the discontinued operations and the extraordinary charge previously discussed aggregating approximately $60.7 million, net of income tax and minority interest credits.

      LIQUIDITY AND CAPITAL RESOURCES

      Consolidated cash and cash equivalents declined $69.7 million during the 1994 Quarter to $49.1 million at March 31, 1994. Such decrease reflects (i) net cash used by operations of $33.8 million, (ii) repayments of debt in excess of borrowings of $12.8 million, (iii) capital expenditures of $11.3 million, (iv) the acquisition of restaurants by the Company's fast food segment which included a cash payment of $9.5 million and (v) cash dividends on redeemable preferred stock of $2.9 million partially offset by other increases of $0.6 million. The net cash used by operations reflects $42.6 million of adjustments to reconcile net income to cash and cash equivalents used in operating activities partially offset by net income of $8.8 million. Such adjustments consist of $51.5 million from changes in operating assets and liabilities and $5.7 million of payments related to the facilities relocation and corporate restructuring accrual partially offset by $12.5 million of non-cash charges principally for depreciation and amortization and $2.1 million of other items, net.
      The change in operating assets and liabilities principally reflects a $33.1 million decrease in accounts payable and accrued expenses and an increase in receivables of $19.6 million. The decrease in accounts payable is principally due to (i) a $12.0 million payment in settlement of certain litigation, (ii) an $8.8 million decrease in accrued interest due to interest payments during the 1994 Quarter, (iii) $10.9 million of marketing allowances to soft drink bottlers and (iv) other decreases related to the timing of payments of accounts payable and accrued expenses. The increase in receivables is due to certain slower paying customers, the extension of credit terms for certain customers and seasonality of sales. The net decrease in debt was due to scheduled repayments of debt other than capital leases made during the 1994 Quarter of $18.5 million and other repayments of $2.9 million offset by higher revolving credit borrowings of $8.6 million.

      RCAC's $275.0 million aggregate principal amount of 9 3/4% fixed rate senior secured debt securities (the "9 3/4% Notes") mature on August 1, 2000 and do not require for any amortization of the principal amount thereof prior to such date. As of March 31, 1994 RCAC had outstanding $6.5 million principal amount of 16 7/8% Subordinated Debentures (the "16 7/8% Debentures") which are scheduled to be repaid in July 1994.

      Graniteville Company, a 51% owned subsidiary of Triarc and as of April 14, 1994 100% owned by the Company ("Graniteville") and its subsidiary C.H. Patrick & Co., Inc. have a $180.0 million senior secured credit facility (the "Graniteville Credit Facility") with Graniteville's commercial lender. The Graniteville Credit Facility provides for senior secured revolving credit loans of up to $100.0 million (the "Revolving Loan") and an $80.0 million senior secured term loan the "Term Loan") and expires in 1998. On March 10, 1994 the Company amended the Graniteville Credit Facility to provide for a temporary increase in the maximum Revolving Loan to $107.0 million through September 1, 1994. The Term Loan is repayable $9.0 million during the remainder of calendar 1994 and $12.0 million per year from 1995 through 1997, with a final payment of $25.0 million due in April 1998, subject to mandatory prepayments of 50% of Excess Cash Flow, as defined. The borrowing base for the Revolving Loan is the sum of 85% to 90% of eligible accounts receivable, as defined, plus 65% of eligible inventory, as defined, provided that advances against eligible inventory shall not exceed at any time $42.0 million through September 1, 1994 and $35.0 million thereafter. At March 31, 1994 Graniteville had $9.0 million of unused availability under the Revolving Loan.

      Consolidated capital expenditures amounted to $23.5 million for the three-month period ended March 31, 1994. The Company expects that capital expenditures during the remainder of calendar 1994 will approximate $75.0 million, subject to the availability of cash and other financing sources. The increased anticipated 1994 expenditures reflect increased levels of expenditures principally (i) in the fast food segment in furtherance of its business strategies, principally for construction and acquisition of new restaurants and remodeling older restaurants and (ii) in the textile segment for open-end spinning equipment and the construction of a new dyeing facility. Further, the pursuit of potential acquisitions as part of the Company's growth strategy may also contribute to the Company's cash requirements. The Company anticipates that it will meet a portion of its capital expenditures through leasing arrangements or other financing rather than cash expenditures.

      In the fourth quarter of Fiscal 1993 the Company recorded a charge of $43.0 million for facilities relocation and corporate restructuring costs in connection with the Change in Control. As of March 31, 1994 the remaining accrual for such costs was $24.7 million. Triarc expects cash requirements for such accruals of $20.7 million for the remainder of 1994, including approximately $12.0 million in connection with the termination of the lease on the Company's former headquarters. Such payments are included as a component of cash flows from operations previously discussed.

      The Federal income tax returns of Triarc and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but two issues related to such audit and in connection therewith expects to pay approximately $6.5 million in May and June of 1994, which amount has been fully reserved. The Company intends to contest the two open issues at the Appellate Division of the IRS. In late 1993, the IRS commenced the examination of the Company's Federal income tax returns for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of such examination cannot presently be determined. However, Triarc believes that adequate aggregate provisions have been made in the current period and prior years for any tax liabilities, including interest, that may result from all such examinations.

      On April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with a court approved settlement of a purported shareholder derivative suit. Following the SEPSCO Merger,
      the Company owns 100% of SEPSCO's common stock.   The SEPSCO Merger
      will be accounted for in accordance with the purchase method of accounting and, accordingly, the Company's additional 28.9% interest in SEPSCO's assets and liabilities will be recorded at fair value and the Company's minority interest in SEPSCO will be eliminated. The cost in excess of the fair value of the additional interest in the net assets acquired ("Goodwill") will be amortized on a straight-line basis over 30 years. However, the Company has not commenced its evaluation of purchase accounting and accordingly, cannot presently determine the Goodwill that will result from the SEPSCO Merger. On a pro forma basis, giving effect to the SEPSCO Merger as if it had been consummated on January 1, 1994 and assuming that the amount by which the fair value of the 2,691,822 shares of class A common stock of Triarc ($52.1 million) issued in the SEPSCO Merger, net of the amount previously expensed as settlement cost, exceed the related minority interest liability ($28.2 million) will be amortized over an average period of 25 years, pro forma income from continuing operations for the three months ended March 31, 1994 would be approximately $1.1 million greater than the amount actually reported. Such increase is due to the elimination of minority interest expense partially offset by additional depreciation and amortization.

      The Company's principal cash requirements, exclusive of operating cash flows, for the remainder of 1994 consist of debt principal payments of $15.5 million (see above and subsequent discussion), capital expenditures of $75.0 million to the extent not financed, acquisitions, if any, a semi-annual dividend payment aggregating $2.9 million on the Company's redeemable preferred stock and a $6.5 million payment as a result of the examination of the Company's Federal income tax returns. The Company anticipates meeting those requirements through existing cash balances which, as of March 31, 1994, amounted to $49.1 million, future proceeds from the sale of remaining SEPSCO discontinued operations (see subsequent discussion), cash flows from operations and financing a substantial portion of its capital expenditures through capital lease (up to an allowable $10.8 million at RCAC) and operating lease arrangements. The Company will be required to arrange third party financing to supplement its cash resources to meet its cash requirements for the remainder of 1994. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

      During the three months ended March 31, 1994 the Company had net cash and cash equivalents used in operations of $33.8 million; the principal causes of which were previously discussed. The Company expects its operating cash flows during the remaining nine months of 1994 will result in positive cash flows. Such turnaround is due to the fact that a significant portion of the negative effect of the changes in operating assets and liabilities on cash flows from operations during the first quarter of 1994 will not recur during the remainder of the year.

      The ability of each of Triarc, RCAC, Graniteville, National Propane Corporation, a wholly-owned subsidiary of Triarc ("National Propane"), and SEPSCO to meet its respective short-term cash requirements is discussed below.

      Triarc

      Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including repayments by subsidiaries of outstanding loans from Triarc, loans to Triarc by subsidiaries, and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

      Triarc's principal subsidiaries are subject to certain limitations on their ability to pay dividends and/or make loans or advances to Triarc. The ability of any of Triarc's subsidiaries to pay cash dividends and/or make loans or advances to Triarc is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. Under the terms of the indenture relating to the 9 3/4% Notes, RCAC is only permitted to pay cash dividends on its common stock or make loans or advances to CFC Holdings Corp. ("CFC Holdings"), the parent company of RCAC, or to Triarc, to the extent the aggregate amount of such payments declared or made shall not exceed (a) the sum of (i) 50% of the cumulative net income of RCAC after July 1, 1993,
      (ii) the aggregate net cash proceeds received by RCAC after August 1993 from the issuance or sale of its capital stock or from equity contributions, and (iii) $1.0 million (b) less 100% of the cumulative net loss of RCAC after July 1, 1993. In accordance with such limitation, as of March 31, 1994 RCAC could not pay any dividends, or make any loans or advances to CFC Holdings. CFC Holdings is not presently subject to any agreement which limits its ability to pay cash dividends or make loans or advances, although by reason of the restrictions to which RCAC is subject, the ability of CFC Holdings in the near term to obtain funds from its subsidiaries to do so is extremely limited.
      Under the Graniteville Credit Facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including Triarc, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's Term Loan is less than $50.0 million at the time of the payments (the outstanding principal balance was $70.0 million as of March 31, 1994), and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to Triarc prior to December 31, 1995.

      Under the indenture relating to National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 (the "13 1/8% Debentures"), National Propane was permitted as of March 31, 1994 to pay cash dividends of up to approximately $21.5 million. However, it is unlikely National Propane's cash flows (see subsequent discussion) will permit any cash dividends in the immediate future and, as a result, Triarc currently anticipates that any dividends declared by National Propane to Triarc as the holder of all of its outstanding common stock would be used to offset indebtedness and interest accrued thereon owed by Triarc to National Propane. Under the indenture relating to its 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures"), SEPSCO was unable to pay any cash dividends to Triarc as of March 31, 1994. National Propane and SEPSCO are not parties to any agreements restricting or limiting the amount of loans or advances which they may make to Triarc.

      As of March 31, 1994, Triarc had outstanding external indebtedness consisting of a $34.2 million note issued in connection with the commutation of certain insurance obligations. In addition, Triarc owed subsidiaries an aggregate principal amount of $211.5 million, consisting of notes in the principal amounts of $44.3 million and $69.0 million owed to CFC and Graniteville, respectively (which bear interest at 9.5% per annum), balances of $71.7 million of advances owed to National Propane (which bear interest at 16.5% per annum) and $26.5 million remaining on a note payable to SEPSCO (which bears interest at 13% per annum and is secured by the common shares of Graniteville owned by Triarc).

      Triarc expects its significant cash requirements for the remainder of 1994 will include minimum required cash interest payments totaling approximately $3.1 million on its notes payable to SEPSCO and Graniteville, dividend payments aggregating approximately $2.9 million on its redeemable preferred stock and general corporate expenses including cash requirements for its facilities relocation and corporate restructuring accruals of $15.0 million. Triarc believes that its expected sources of cash, including existing cash balances, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements, net payments received under tax sharing agreements with certain subsidiaries and proceeds, if any, from the sale of certain subsidiary operations held for sale will be sufficient to enable it to meet its short-term cash needs.

      Graniteville

      It is expected that funds generated from operations of Graniteville, and borrowings under the Graniteville Credit Facility will be sufficient to enable Graniteville to meet its short-term cash requirements.

      RCAC

      The Company expects RCAC's operating cash flows during the remaining nine months of 1994 to result in positive cash flows. RCAC's principal cash requirements, exclusive of operating cash flows, during the remainder of 1994 consist of debt principal repayments of $9.5 million (including a $3.0 million intercompany note repayment) capital expenditures of $60.0 million and acquisitions, if any. RCAC anticipates meeting these requirements with existing cash which as of March 31, 1994 amounted to $18.5 million, operating cash flows, and financing a substantial portion of its capital expenditures through capital (up to an allowable additional $11.3 million under the indenture for the 9 3/4% Notes) and operating leasing arrangements. Should RCAC's cash resources not be adequate to meet its cash requirements for the remainder of 1994, RCAC will be required either to arrange third party financings or reduce its capital expenditures and/or business acquisitions.

      National Propane

      The 1994 annual sinking fund payment on the 13 1/8% Debentures of $7.0 million was made in the first quarter. The Company anticipates National Propane's only cash requirements, exclusive of operating activities, for the remainder of 1994 will consist of approximately $1.3 million for capital expenditures. National Propane believes its cash flows from operations for the remainder of 1994, together with existing cash ($4.9 million at March 31, 1994), should be adequate to meet its cash requirements noted above. However, should such cash flows not be adequate, Triarc may be required to supplement them with increased cash payments of accrued interest and/or principal on National Propane's advances to Triarc ($71.7 million as of March 31,
      1994) to the extent Triarc has cash available for payment or through restructuring of debt of National Propane.

      SEPSCO

      SEPSCO utilized $0.8 million of cash in operating activities during the first quarter of 1994 and expects similar amounts for the remainder of 1994. The 1994 annual sinking fund requirement on SEPSCO's 11 7/8% Debentures of $9.0 million was made in the first quarter of 1994. SEPSCO anticipates its cash requirements for the remainder of 1994, excluding operating activities, will only be $0.3 million of capital expenditures to provide for business expansion in the natural gas and oil and LP gas segments. SEPSCO will be able to meet such requirements during 1994 with existing cash and marketable securities of $21.2 million at March 31, 1994.

      DISCONTINUED OPERATIONS

      On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration businesses. On July 22, 1993 SEPSCO's Board of Directors also authorized the sale or liquidation of its natural gas and oil businesses. However, on December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil businesses to Triarc following the SEPSCO Merger and the resulting elimination of the minority interest in SEPSCO rather than selling such businesses to an independent third party.

      In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million) and the assumption by the buyer of certain current liabilities of up to $1.0 million. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $0.12 million in 1995 through 1998 with the balance of $3.8 million due in 1999. While the amount of the loss resulting from the sale of the ice operations has not been finalized, the Company currently estimates it will approximate $2.1 million. The only remaining discontinued operation is the other operation (cold storage) comprising SEPSCO's refrigeration business. SEPSCO has identified certain potential customers and is negotiating potential terms for the sale of the cold storage operation. The precise timetable for the sale and liquidation of such operation will depend upon SEPSCO's ability to negotiate acceptable terms for the sale of such operation with presently identified potential customers, or, failing to do so, identifying other appropriate purchasers. SEPSCO currently anticipates completion of such sale by July 22, 1994. Triarc expects that all currently anticipated dispositions, including the results of their operations through the actual or anticipated disposal dates, will not have a material impact on the financial position or results of operations of the Company.

      Contingencies

      The Company is contingently liable for claims alleged in bankruptcy proceedings and certain environmental matters which are described in detail in Note 9 to the condensed consolidated financial statements. In addition, a purported shareholder derivative suit was settled with the SEPSCO Merger, which was approved by SEPSCO's shareholders other than the Company on April 14, 1994, all as described in detail in Note 10 to the condensed consolidated financial statements. The Company is also engaged in ordinary, routine litigation incidental to its business. The Company does not believe that such claims alleged in bankruptcy proceedings, environmental matters and ordinary routine litigation will have a material adverse effect on its consolidated financial position or results of operations.
PAGE

               TRIARC COMPANIES, INC. AND SUBSIDIARIES


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

      (b)    Reports on Form 8-K

             The registrant filed a report on Form 8-K on April 1, 1994 with respect to the Registrant's estimated operating results for the eight-month transition period ended December 31, 1993.

PAGE

               TRIARC COMPANIES, INC. AND SUBSIDIARIES




                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRIARC COMPANIES, INC.




                                          By:  /S/ Joseph A. Levato
                                          ____________________________________
                                                Joseph A. Levato
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (On behalf of the Company)



Date:  May 16, 1994                       By:   /S/ Fred H. Schaefer
                                          ___________________________________
                                                Fred H. Schaefer
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal accounting officer)