Form 10-Q
period 1994-06-30
TRIARC COMPANIES INC
filed 1994-08-15
CIK 30697

August 15, 1994



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street N.W.
Washington, D.C. 20549

Gentlemen:

Transmitted herewith is the Triarc Companies, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 1994.

Very truly yours,

TRIARC COMPANIES, INC.

Fred H. Schaefer
Vice President and
Chief Accounting Officer

FHS/mv
PAGE

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 120549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                            TRIARC COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


           Delaware                                         38-0471180
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


          900 Third Avenue, New York, New York               10022
        (Address of principal executive offices)          (zip code)

                               (212) 230-3000
            (Registrant's telephone number, including area code)

                    777 South Flagler Drive, Suite 1000E,
                         West Palm Beach, FL.  33401
            (Former name, former address and former fiscal year,
                        if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes (X)   No ( )

   There were 24,030,734 shares of the registrant's Class A Common Stock ($.10 par value) outstanding as of August 1, 1994.

PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,    June 30,
                                                       1993          1994
                                                    ----------     --------
                        ASSETS                          (A)       (Unaudited)
                                                        (In thousands)
Current assets:
   Cash and cash equivalents                         $118,801     $  61,378
   Receivables, net                                   124,319       141,999
   Inventories                                        108,206       104,174
   Deferred income tax benefit                          9,621         5,203
   Prepaid expenses and other current assets           32,550        30,403
                                                     --------     ---------
    Total current assets                              393,497       343,157
                                                     --------     ---------
Properties, net                                       261,996       277,069
Unamortized costs in excess of net assets of
   acquired companies                                 182,925       209,071
Net non-current assets of discontinued operations      15,223         5,995
Other assets                                           43,605        50,692
                                                     --------     ---------
                                                     $897,246     $ 885,984
                                                     ========     =========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                 $ 40,280     $  41,080
   Accounts payable                                    61,194        44,159
   Accrued facilities relocation and corporate
    restructuring costs                                30,396        21,321
   Other accrued expenses                             109,107        93,881
                                                     --------     ---------
    Total current liabilities                         240,977       200,441
                                                     --------     ---------
Long-term debt                                        575,161       571,639
Deferred income taxes                                  32,038        30,909
Other liabilities                                      26,076        25,653
Minority interests                                     27,181           --
Redeemable preferred stock                             71,794        71,794
Stockholders' equity (deficit):
   Common stock                                         2,798         2,798
   Additional paid-in capital                          50,654        79,415
   Accumulated deficit                                (46,987)      (42,705)
   Treasury stock                                     (75,150)      (44,609)
   Other                                               (7,296)       (9,351)
                                                     --------     ---------
    Total stockholders' deficit                       (75,981)      (14,452)
                                                     --------     ---------
                                                     $897,246     $ 885,984
                                                     ========     =========

(A) Derived from the audited consolidated financial statements as of December 31, 1993.

   See accompanying notes to condensed consolidated financial statements.
PAGE

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three months ended     Six months ended
                                   ------------------    ------------------
                                   July 31,   June 30,   July 31,   June 30,
                                     1993       1994       1993       1994
                                     ----       ----       ----       ----
                                   (In thousands except per share amounts)
                                                 (Unaudited)
Revenues:
  Net sales                        $251,313   $254,736   $497,950   $513,429
  Royalties, franchise
   fees and other revenues           12,761     12,693     24,420     24,059
                                   --------   --------   --------   --------
                                    264,074    267,429    522,370    537,488
                                   --------   --------   --------   --------
Costs and expenses:
  Cost of sales                     186,400    191,831    363,846    378,227
  Advertising, selling
   and distribution                  25,436     28,877     48,904     50,195
  General and administrative
   expenses                          33,931     30,274     65,376     61,136
  Facilities relocation
   and corporate restructuring          --         --      43,000        --
  Provision for doubtful
   accounts from former
   affiliates                           --         --       5,623        --
                                   --------   --------   --------   --------
                                    245,767    250,982    526,749    489,558
                                   --------   --------   --------   --------
Operating profit (loss)              18,307     16,447     (4,379)    47,930
Interest expense                    (15,784)   (18,433)   (39,578)   (35,468)
Other income (expense), net            (310)     1,211       (602)     3,865
                                   --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes
  and minority interests              2,213       (775)   (44,559)    16,327
Benefit from (provision for)
  income taxes                       (1,843)      (812)     2,234     (7,837)
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations before minority
  interests                             370     (1,587)   (42,325)     8,490
Minority interests in
   (income) loss of
   consolidated subsidiaries           (367)       --       4,018     (1,292)
                                   --------   --------   --------   --------
Income (loss) from
 continuing operations                    3     (1,587)   (38,307)     7,198
Income (loss) from discontinued
  operations, net of income
  taxes and minority interests          631        --      (4,714)       --
                                    -------    -------   --------   --------
Income (loss) before
  extraordinary item                    634     (1,587)   (43,021)     7,198
Extraordinary item                      --         --      (6,611)       --
                                   --------   --------   --------   --------
Net income (loss)                  $    634   $ (1,587)  $(49,632)  $  7,198
                                   ========   ========   ========   ========
Preferred stock dividend
   requirements                    $ (1,458)  $ (1,458)  $ (1,574)  $ (2,916)
Net income (loss)
  applicable to common
  stockholders                     $   (824)  $ (3,045)  $(51,206)  $  4,282

Income (loss) per share:
  Continuing operations            $   (.07)  $   (.13)  $  (1.71)  $    .19
  Discontinued operations               .03        --        (.20)       --
  Extraordinary item                    --         --        (.28)       --
                                   --------   --------   --------   --------
Net income (loss)                  $   (.04)  $   (.13)  $  (2.19)  $    .19
                                   ========   ========   ========   ========

   See accompanying notes to condensed consolidated financial statements.

PAGE

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Six months ended
                                                    -----------------------
                                                    July 31,       June 30,
                                                      1993           1994
                                                      ----           ----
                                                        (In thousands)
                                                          (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                 $(49,632)    $   7,198
   Adjustments to reconcile net income (loss)
    to net cash and cash equivalents provided
    by (used in) operating activities
      Depreciation and amortization of
       properties                                      15,602        16,759
      Amortization of costs in excess of net
       assets of acquired companies                     4,460         3,303
      Amortization of deferred debt discount,
       deferred financing costs and unearned
       compensation                                     4,123         5,645
      Write-off of deferred financing costs             3,741           --
      Provision for doubtful accounts                   6,569           734
      Provision for (payments of) facilities
        relocation and corporate restructuring         43,000        (9,075)
      Provision for (benefit from) deferred
        income taxes                                   (7,186)        3,289
      Minority interests                               (4,018)        1,292
      Loss from discontinued operations                 4,714           --
      Interest expense capitalized and not paid           --          1,610
      Payments of insurance loss reserves              (9,445)         (136)
      Other, net                                       (2,751)       (4,487)
      Changes in operating assets and
        liabilities:
        Decrease (increase) in:
          Receivables                                  35,465       (18,414)
          Inventories                                  (6,376)        4,032
          Prepaid expenses and other current
           assets                                         597           981
        Decrease in:
          Accounts payable and accrued expenses       (34,887)      (27,919)
                                                     --------     ---------
      Net cash and cash equivalents provided
          by (used in) operating activities             3,976       (15,188)
                                                     --------     ---------
Cash flows from investing activities:
   Business acquisitions:
    Properties, net                                       --        (10,254)
    Costs in excess of net assets acquired                --         (5,058)
    Other assets                                          --         (1,407)
    Debt issued and assumed, net                          --          5,629
                                                     --------     ---------
                                                          --        (11,090)
   Proceeds from sales of assets                        1,389         1,580
   Capital expenditures                               (13,998)      (22,570)
   Purchase of minority interests                     (17,200)          --
   Redemption of investment in affiliate                2,100           --
                                                     --------     ---------
    Net cash and cash equivalents used in
      investing activities                            (27,709)      (32,080)
                                                     --------     ---------
Cash flows from financing activities:
   Issuance of class A common stock                     9,650           --
   Proceeds from long-term debt                       396,358        14,404
   Repayments of long-term debt                      (296,517)      (26,841)
   Redemption of preferred stock                          --           (937)
   Deferred financing costs                           (27,158)          --
   Net decrease in short-term debt                     (8,748)          --
   Payment of preferred dividends                          (4)       (2,916)
                                                     --------     ---------
    Net cash and cash equivalents provided by
      (used in) financing activities                   73,581       (16,290)
                                                     --------     ---------
Net cash provided by (used in) continuing
   operations                                          49,848       (63,558)
Net cash provided by (used in) discontinued
   operations                                          (2,291)        6,135
                                                     --------     ---------
Net increase (decrease) in cash and cash equivalents   47,557       (57,423)
Cash and cash equivalents at beginning of period       31,947       118,801
                                                     --------     ---------
Cash and cash equivalents at end of period           $ 79,504     $  61,378
                                                     ========     =========

   See accompanying notes to condensed consolidated financial statements.

PAGE

            TRIARC COMPANIES, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1994
                                 (Unaudited)


(1)   Basis of Presentation

      The principal directly or indirectly wholly-owned subsidiaries (principally majority-owned prior to April 14, 1994 - see Note 10) of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company") are Graniteville Company ("Graniteville"), National Propane Corporation ("National Propane"), Southeastern Public Service Company ("SEPSCO"), Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown").

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments and, in the six-month period ended July 31, 1993, $48,698,000 of after tax significant charges described in Note 14, necessary to present fairly the Company's financial position as of December 31, 1993 and June 30, 1994, its results of operations for the three-month and six-month periods ended July 31, 1993 and June 30, 1994 and its cash flows for the six-month periods ended July 31, 1993 and June 30, 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K ("Form 10-K") for the eight-month transition period ended December 31, 1993.

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

      Prior to the change by the Company to a calendar year, Graniteville and SEPSCO were consolidated for their fiscal years ending on or about February 28, National Propane was consolidated for its fiscal year ending April 30 and Arby's and Royal Crown, each of which had a fiscal year ending December 31, were consolidated for their twelve-month periods ending March 31. Accordingly, in the accompanying condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 1993, Graniteville and SEPSCO are included for their corresponding periods ended May 31, 1993, Arby's and Royal Crown are included for their corresponding periods ended June 30, 1993 and National Propane is included for its corresponding periods ended July 31, 1993.

      The three-month and six-month periods ended July 31, 1993 (the "Comparable Three Months" and "Comparable Six Months", respectively) have been presented herein since they are the periods most nearly comparable to the three-month and six-month periods ended June 30, 1994. Due to the different periods consolidated in the Comparable Three Months and the Comparable Six Months and the fact that consolidations were not prepared other than on a quarterly basis in Fiscal 1993 and Transition 1993, it was not practicable for the Company to recast its prior year results and present financial statements for the three-month and six-month periods ended June 30, 1993.

(2)   Change in Control

      As previously reported, a change in control of the Company occurred on April 23, 1993 (the "Change in Control") whereby the Board of Directors of the Company was reconstituted and new senior executive officers were elected.

(3)   Inventories

      The following is a summary of the components of inventories:

                                                    December 31,   June 30,
                                                        1993         1994
                                                        ----         ----
                                                         (In thousands)
        Raw materials                                $  26,930   $  24,305
        Work in process                                  6,676       7,160
        Finished goods                                  74,600      72,709
                                                     ---------   ---------
                                                     $ 108,206   $ 104,174
                                                     =========   =========

(4)   Properties

      The following is a summary of the components of properties, net:

                                                    December 31,   June 30,
                                                        1993         1994
                                                        ----         ----
                                                         (In thousands)
        Properties, at cost                          $ 447,083   $ 470,965
        Less accumulated depreciation
         and amortization                              185,087     193,896
                                                     ---------   ---------
                                                     $ 261,996   $ 277,069
                                                     =========   =========

(5)   Restricted Stock and Stock Options

      In April 1994 the Company's Board of Directors (and subsequently the Company's stockholders) approved amendments to the Company's 1993 Amended and Restated Equity Participation Plan (the "Equity Plan"), including an increase in the authorized number of shares of Triarc's Class A common stock (the "Class A Common Stock") that may be granted as restricted stock or issued upon the exercise of stock options to 10,000,000 from 3,500,000.

      In April 1994 Triarc granted an aggregate 3,850,000 stock options (the "Performance Options") to the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice Chairman of the Company. All of the Performance Options have an exercise price of $20.125 per share and one-third of the Performance Options will vest upon attainment of each of the following three closing price levels for the Class A Common Stock for 20 out of 30 consecutive trading days by the indicated dates:

                         On or Prior
                         to March 30,      Price
                           1999            $ 27.1875
                           2000            $ 36.25
                           2001            $ 45.3125

      Each option not previously vested if such price levels are not attained no later than each indicated date, will vest subsequent to March 30, 2001 according to its terms.

      During the six months ended June 30, 1994, Triarc issued from its treasury stock 51,750 shares of restricted stock under the Equity Plan at an aggregate market value at the dates of grant of $1,109,000. The unamortized value of such grants was reflected as an addition to unearned compensation (included in "Other stockholders' deficit" in the accompanying condensed consolidated balance sheets) during the six months ended June 30, 1994 and is being amortized to compensation expense over the applicable vesting period through 1996. In addition to the issuance of the aforementioned Performance Options, during the six months ended June 30, 1994 Triarc also granted 652,000 stock options under the Equity Plan at option prices ranging from $19.375 to $24.125 representing the fair market value per share of Class A Common Stock at the dates of grant. Subsequent to June 30, 1994 Triarc issued from its treasury stock 15,000 shares of restricted stock at an aggregate market value at the date of grant of $236,000 and also granted 177,500 stock options at an option price of $15.75.

      During the six months ended June 30, 1994, in exchange for 26,000 shares of restricted stock and 95,000 stock options held by employees terminated during the period, the Company agreed to pay such employees (the "Rights") an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value thereof (see below). The Rights which resulted from the conversion of stock options have base prices ranging from $18.00 to $30.75 per share and the Rights which resulted from the conversion of restricted stock, which fully vested upon termination of the employees, all have a base price of zero. As a result of such accelerated vesting of restricted stock, the Company incurred a charge of $331,000 during the three months ended June 30, 1994 included in "General and administrative expenses". After such exchange the Company has an aggregate 171,000 Rights currently exercisable which expire 50,000 in January 1995, 16,000 in July 1995, and 105,000 in January 1997. Upon issuance of the Rights the Company recorded a liability equal to the excess of the market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged. Such liability is adjusted to reflect material changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights on each period-end date.

(6)   Income (Loss) Per Share

      The common shares used in the calculations of income (loss) per share were as follows:

                                      Three months ended   Six months ended
                                      ------------------   ----------------
                                     July 31,   June 30, July 31,   June 30,
                                       1993       1994     1993       1994
                                       ----       ----     ----       ----
                                                 (In thousands)
        Weighted average number
         of common shares
         outstanding                   21,168   23,678     23,345     22,517
        Dilutive stock options
         utilizing the treasury
         stock method                     --        --        --         162
                                      -------  -------    -------    -------
        Common and common
         equivalent shares             21,168   23,678     23,345     22,679
                                      =======  =======    =======    =======

      The primary income (loss) per share has been computed by dividing the net income (loss) applicable to common stockholders by the number of common and common equivalent (if any) shares noted above. Common stock equivalents were not included in the computation of the weighted average shares outstanding for the three-month and six-month periods ended July 31, 1993 and the three-month period ended June 30, 1994 because such inclusion would have been antidilutive. Fully diluted income (loss) per share was not applicable for any of the periods presented since contingent issuances of common shares would have been antidilutive.

(7)   Income Taxes

      The Company's (benefit from) provision for income taxes for each of the periods presented varies from the United States Federal statutory income tax rate of 35% principally due to the effects of state income taxes, net of Federal benefit, and the amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes. In addition, during the three-month period ended June 30, 1994, the Company revised its estimated full year 1994 effective tax rate to 48% from approximately 41% in the first quarter of 1994 resulting in an adjustment of $1,184,000 relating to the pretax income of the first quarter. The difference between the Company's benefit from income taxes for the six-month period ended July 31, 1993, representing an effective tax rate of 5%, and the Federal statutory income tax rate is also attributable to costs related to a five-year consulting agreement with the former Vice Chairman of the Company, write-downs of certain investments which were not deductible for income tax purposes and provisions for income tax contingencies and other matters.

(8)   Transactions with Related Parties

      The Company continues to have related party transactions during the six-month period ended June 30, 1994 of the nature and general magnitude as those described in the Form 10-K. The most significant of these transactions during the six months ended June 30, 1994 are summarized below.
      Triarc leased space on behalf of its subsidiaries and former affiliates from a trust for the benefit of Victor Posner, the indirect owner of the Company's redeemable preferred stock, and his children. In July 1993 Triarc gave notice to terminate the lease effective January 31, 1994. The Company incurred rental expense of $360,000 for the month of January 1994. In addition, the Company is obligated to pay the base rent for the remaining lease period through April 1997 which, net of a related security deposit, aggregates approximately $12,000,000. Such amount was previously accrued by the Company during the Comparable Six Months (see Note 14) and was originally due January 31, 1994. The due date for the base rent, together with interest since February 1, 1994 which is being accrued currently, has been extended to September 15, 1994.

      The Company leases aircraft from Triangle Aircraft Services Corporation ("TASCO"), a company owned by Nelson Peltz (Chairman and Chief Executive Officer of the Company) and Peter W. May (President and Chief Operating Officer of the Company), for an aggregate annual rent of $2,200,000. In connection with such lease the Company had rent expense for the six-month period ended June 30, 1994 of $1,100,000. Pursuant to this arrangement, the Company pays the operating expenses of the aircraft directly to third parties.

      The Company subleases approximately 26,800 square feet of furnished office space in New York, New York from a former affiliate of Messrs. Peltz and May and 15,000 square feet of furnished office space in West Palm Beach, Florida from an affiliate of Messrs. Peltz and May, both which are owned by unaffiliated third parties. The New York sublease expires in January 1996. The sublease for the 15,000 square feet in West Palm Beach expires in September 1994 and will not be renewed. The aggregate amount incurred by the Company with respect to such subleases, including operating expenses and net of amounts received by the Company for sublease of a portion of such space of $179,000, was approximately $774,000 during the six-month period ended June 30, 1994, which is less than the aggregate amounts the sublessors paid to the unaffiliated landlords but represents amounts the Company believes it would pay to an unaffiliated third party for similar improved office space. In addition, Triarc leases 17,000 square feet of office space in West Palm Beach under a lease assumed from a former affiliate of Messrs. Peltz and May, which expires in February 2000. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the New York and the West Palm Beach office space. In June 1994 the Company decided to centralize its corporate offices in New York City. The Company intends to sublease the 17,000 square feet in West Palm Beach. Since the Company has not finalized any sublease arrangements with respect to the West Palm Beach office space, the Company has not determined if the sublease will result in any loss and, accordingly, no provision for such loss, if any, is appropriate.

(9)   Contingencies

      In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. In March 1994 DHEC concluded that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

      As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and is performing a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils.
      Remediation has recently been completed or is ongoing at four sites.
      In addition, remediation will be required at thirteen sites which were sold to or leased by the purchaser of the ice operations (see Note 13) and such remediation will be made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is ongoing at six of such sites. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of such remediation and/or removal will approximate $3,661,000, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through June 30, 1994 of $1,894,000 and has a remaining accrual of $1,767,000.

      In August 1993 NVF Company ("NVF"), which was affiliated with the Company until the Change in Control, became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2,300,000 with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance Company Limited ("Chesapeake"), an indirect subsidiary of Triarc, (ii) certain insurance premiums owed by the Company to IRM, a subsidiary of NVF, and (iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against the Company and certain former affiliates alleging causes of action against the Company for (a) aiding and abetting breach of fiduciary duty by Victor Posner,
      (b) equitable subordination of, and objections to, claims which the Company has asserted against NVF, (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to the Company and (d) violations of the Racketeering - Influenced and Corrupt Organizations Act. The NVF Committee's complaint seeks an undetermined amount of damages from the Company, as well as relief identified in the previous sentence. The Company has responded to the NVF Committee's complaint by filing an answer denying the material allegations in the complaint, filing a motion to dismiss certain of the causes of action and asserting counterclaims and set-offs against NVF. The parties to the NVF Litigation are presently conducting pre-trial discovery and a trial date has not been set. The Company intends to continue contesting these claims. Nevertheless, during Transition 1993 the Company provided approximately $2,300,000 with respect to claims related to the NVF Proceeding. Based upon information currently available to the Company and after considering the amounts provided, the Company does not believe that the outcome of the NVF Proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In June 1994 NVF commenced a lawsuit in federal court against Chesapeake and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake covering property of NVF (the "Chesapeake Litigation"). NVF seeks compensatory damages in an aggregate amount of approximately $2,000,000 and punitive damages in the amount of $3,000,000. In July 1994 Chesapeake responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake denies the material allegations of NVF's complaint and asserts defenses, counterclaims and set-offs against NVF. Chesapeake intends to continue contesting NVF's allegations in the Chesapeake Litigation. Based upon information currently available to the Company, the Company does not believe that the outcome of the Chesapeake Litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In July 1993 APL Corporation ("APL"), which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers and preferences. The Chapter 11 trustee of APL was subsequently added as a party plaintiff. APL's complaint asserts claims against the Company for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which the Company has asserted against APL, (c) declaratory relief as to whether APL has any liability to the Company and (d) recovery of fraudulent transfers allegedly made by APL to the Company prior to commencement of the APL Proceeding. APL's complaint seeks an undetermined amount of damages from the Company, as well as the other relief identified in the preceding sentence. In April 1994 the Company responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs (the "Answer"). In the Answer, the Company denies the material allegations in the complaint and asserts counterclaims and set-offs against APL. The parties to the APL Litigation are presently conducting pre-trial discovery and a trial date has not been set. The Company intends to continue contesting the claims in the APL Litigation. Based upon the results of the Company's investigation of these matters to date, the Company does not believe that the outcome of the APL Litigation will have a material adverse effect on the financial position or results of operations of the Company.

      In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. National Propane is in the process of hiring an environmental consulting firm to advise it on possible remediation methods and to estimate the cost of such remediation. Accordingly, National Propane is currently unable to estimate the amount of such remediation costs, if any. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor or through government funds which provide reimbursement for such expenditures under certain circumstances. Based on currently available information and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and no estimate can currently be made of the necessary costs thereof, and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor or through government reimbursement, the Company does not believe that the outcome of this matter will have a material adverse effect on the financial position or results of operations of the Company.

      The Company is also engaged in ordinary, routine litigation incidental to its businesses. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(10)  SEPSCO Merger and Litigation Settlement

      In December 1990 a purported shareholder derivative suit (the "SEPSCO Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "SEPSCO Settlement") with the plaintiff (the "Plaintiff") in the SEPSCO Litigation. The SEPSCO Settlement provided, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than the Company, aggregating a 28.9% minority interest in SEPSCO, would receive in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,824 shares. On April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with the SEPSCO Settlement. Following the SEPSCO Merger, the Company owns 100% of the SEPSCO Common Stock. The Company paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the Settlement Agreement. An aggregate $1,700,000, including such costs together with estimated Company legal costs of $400,000, were provided for in the Comparable Six Months. Triarc estimated that an aggregate $3,750,000 (the "SEPSCO Stock Settlement Cost") of the value of its Class A Common Stock issued in the SEPSCO Merger together with the $1,250,000 of Plaintiff's counsel fees paid in cash and previously accrued in the Comparable Six Months represented settlement costs of the SEPSCO Litigation. The SEPSCO Stock Settlement Cost was provided in Transition 1993 since it was during such period that the Company determined that the litigation settlement was more likely than not to be approved by the District Court.

      The fair value as of April 14, 1994 of the 2,691,824 shares of Class A Common Stock issued in the SEPSCO Merger, net of the portion of such consideration representing the SEPSCO Stock Settlement Cost, aggregated $52,105,000 (the "Merger Consideration"). The SEPSCO Merger is being accounted for in accordance with the purchase method of accounting and the Company's minority interest in SEPSCO has been eliminated. The Company is in the process of determining the fair value of the additional 28.9% interest in SEPSCO's assets acquired and liabilities assumed. Until such valuations are completed, the Company is temporarily reflecting the $23,801,000 of excess of cost of $52,105,000 over the acquired minority interest liability of $28,304,000 as "Costs in excess of net assets of acquired companies" ("Goodwill"). Such Goodwill is being amortized on a straight-line basis over 25 years since it is assumed that a portion thereof will ultimately be allocated to assets with depreciable lives of less than the Company's amortization periods for Goodwill of 30 to 40 years. Pro forma condensed summary operating results of the Company for the six-month period ended June 30, 1994 giving effect to the SEPSCO Merger as if it had been consummated on January 1, 1994, are set forth below.

                                                           Six months ended
                                                             June 30, 1994
                                                             ------------
                                                            (In thousands)
        Revenues                                               $537,488
        Operating profit                                         47,652
        Income from continuing operations
          before income taxes                                    16,049
        Provision for income taxes                               (7,837)
        Income from continuing operations                         8,212
        Income from continuing operations per share (a)             .22


        -------------

        (a) Income from continuing operations per share reflects the assumed issuance as of January 1, 1994 of 2,691,824 additional shares of Class A Common Stock that were actually issued on April 14, 1994 in connection with the SEPSCO Merger.

(11)    Extraordinary Item

        In connection with the early extinguishment of debt which was refinanced in April 1993, the Company recognized an extraordinary charge of $6,611,000 during the Comparable Six Months representing the write-off of unamortized deferred financing costs of $3,741,000 and the payment of prepayment penalties of $6,651,000, less $3,781,000 of income tax benefit.

(12)    Acquisitions

        During the six months ended June 30, 1994 the Company consummated the acquisition of certain restaurants and several smaller propane operations. With respect to the restaurant acquisitions, in the first quarter of 1994 the Company consummated two related transactions whereby it sold 20 Company-owned restaurants having a net book value of $2,326,000 and acquired 33 previously franchised restaurants from the same party for a net purchase price of $10,000,000 consisting of cash of $9,500,000 and a note for $500,000.
        Since the combined transaction was accounted for as a nonmonetary exchange, the Company did not recognize any gain or loss on the combined transaction. The acquisition is being accounted for in accordance with the purchase method of accounting. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed. Until such valuations are completed, the Company has tentatively reflected $4,037,000 of cost in excess of the estimated fair value of the related net assets acquired as "Costs in excess of net assets of acquired companies", which is being amortized over 20 years.

(13)    Discontinued Operations

        On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration businesses which have been accounted for as discontinued operations in the Company's consolidated financial statements. Accordingly, SEPSCO's utility and municipal services business segment and its refrigeration business segment have been accounted for as discontinued operations in the Company's condensed consolidated financial statements.

        In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of $837,000. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, the Company estimates it will approximate $2,100,000, the estimated amount of which had previously been accrued. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's refrigeration business. In June 1994 SEPSCO sold two of its cold storage plants with a net book value of $1,888,000 for $475,000 of cash and $700,000 of notes, resulting in a loss, including expenses of $50,000, of $763,000. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6,500,000 in cash, a $3,000,000 note (discounted value $2,486,000) and the assumption by the buyer of certain liabilities of up to $2,500,000. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such purchase price and excluding any proceeds from the $3,000,000 note until collection is reasonably assured, the Company estimates that it will incur a loss of approximately $2,500,000, the estimated amount of which had previously been accrued, including the write-off of approximately $700,000 of properties, principally land, with minimal value not being sold to the buyers. The note would be secured by the assets of the cold storage operation (subject to a security interest by any lender to the buyers), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing of such sale by October 1994.

        After (i) consideration of (a) a $5,363,000 write-down (net of tax benefit and minority interests aggregating $7,540,000) in the Comparable Six Months and (b) a $12,400,000 provision ($8,820,000 net of minority interests with no income tax benefit) for the estimated loss on the sale of the discontinued operations recorded in Transition 1993 and (ii) based on the analysis performed to date with respect to the proposed sale of the cold storage operations, the Company expects that all consummated dispositions as well as the anticipated disposition of the cold storage operations, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse effect on the financial position or results of operations of the Company.

        On July 22, 1993 SEPSCO's Board of Directors also authorized the sale or liquidation of its natural gas and oil businesses. However on December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil businesses to Triarc sometime following the SEPSCO Merger and the resulting elimination of the minority interest in SEPSCO (see Note 10) rather than selling such businesses to an independent third party. Subsequently, SEPSCO identified significant third party interest in the natural gas and oil business and on August 5, 1994 entered into a contract for the sale of the principal assets, excluding receivables, of the natural gas and oil business for cash of $17,000,000 subject to certain post-closing adjustments. The Company estimates that consummation of the sale at such price would result in a gain. Such sale is scheduled to close no later than August 31, 1994. Based on the intended sale to Triarc as of December 31, 1993 and June 30, 1994, the net assets of the natural gas and oil businesses have been classified as "Other assets" in the accompanying condensed consolidated balance sheets at December 31, 1993 and June 30, 1994. Through October 31, 1993 the natural gas and oil businesses were accounted for as discontinued operations in the Company's condensed consolidated financial statements. The results of operations of the natural gas and oil businesses in the condensed consolidated statement of operations for the six months ended July 31, 1993 have not been reclassified to continuing operations since the results of operations of such businesses were not material.

        The income (loss) from discontinued operations for the three-month and six-month periods ended May 31, 1993 (the periods included in the Company's condensed consolidated statements of operations for the Comparable Three Months and Comparable Six Months (see Note 1)) and for the three-month and six-month periods ended June 30, 1994 subsequent to the measurement date, which have been previously recognized, consisted of the following:

                                   Three       Six       Three        Six
                                  months     months      months     months
                                   ended      ended       ended      ended
                                  May 31,    May 31,    June 30,   June 30,
                                   1993       1993        1994       1994
                                   ----       ----        ----       ----
                                                (In thousands)
           Revenues                49,680    95,890      1,807     6,336
           Operating profit (loss)  1,889   (11,136)      (103)     (656)
           Income (loss) before
            income taxes and
            minority interests      1,426   (11,805)      (198)     (693)
           Benefit from (provision
            for) income taxes        (539)    4,461        --        --
           Minority interests        (256)    2,630        --        143
           Net income (loss)          631    (4,714)      (198)     (550)

        Net current assets and non-current assets of the discontinued operations consisted of the following:

                                                   December 31,      June 30,
                                                       1993            1994
                                                       ----            ----
                                                           (In thousands)
           Cash                                     $    307        $     54
           Receivables, net                            1,528             597
           Inventories                                   647              81
           Other current assets                          675             248
           Current portion of long-term debt              (6)            --
           Accounts payable                             (512)           (167)
           Other current liabilities                  (1,798)           (206)
                                                    --------        --------
               Net current assets of discontinued
                 operations included in "Prepaid
                 expenses and other current
                 assets"                            $    841        $    607
                                                    ========        ========

           Properties, net                          $ 17,681        $  9,614
           Other assets                                  149              93
           Deposits and other liabilities             (2,607)         (3,712)
                                                    --------        --------
            Net non-current assets of
              discontinued operations               $ 15,223        $  5,995
                                                    ========        ========

(14)  Significant Charges in the Comparable Six Months.

      The accompanying condensed consolidated statement of operations for the Comparable Six Months includes the following significant charges related principally to actions taken in connection with the Change in Control and included in "Loss from continuing operations":

                                                            (In thousands)
      Estimated costs to relocate the Company's headquarters
        and terminate the lease on its existing corporate
        facilities                                             $ 14,900
      Estimated corporate restructuring charges including
        personnel recruiting and relocation costs, employee
        severance costs and consultant fees                      20,300
      Costs related to a five-year consulting agreement
        extending through April 1998 between the Company
        and its former Vice Chairman                              6,000
      Other restructuring costs                                   1,800
                                                               --------
         Total facilities relocation and corporate
          restructuring charges                                  43,000
      Write-off of uncollectible notes and other amounts
        due from former affiliates                                5,140  (a)
      Payment to a special committee of the Company's
        Board of Directors                                        4,900  (b)
      Provision for closing certain non-strategic,
        Company-owned restaurants and abandoned bottling
        facilities                                                2,200  (b)
      Estimated costs to comply with new package labeling
        regulations                                               1,500  (c)
      Reversal of unpaid incentive plan accruals provided
        in prior years                                           (7,297) (b)
      Other                                                       2,246  (b)
                                                               --------
         Total net charges affecting operating profit            51,689
      Interest accruals relating to income tax matters            6,109  (d)
      Costs of certain shareholder and other litigation           5,947  (e)
      Settlement of accrued rent balance in connection
        with the Change in Control                               (8,900) (e)
      Commitment fees and other compensation costs relating
        to a proposed financing which was not consummated         3,200  (e)
      Reduction to estimated net realizable value of
        certain assets held for sale other than discontinued
        operations                                                2,147  (e)
      Income tax benefit relating to the above net charges      (15,435)
      Provision for income tax contingencies and other tax
        matters                                                   7,897
      Minority interest effect of above net charges              (3,956)
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

(15)  Subsequent Events

      The Company has entered into a letter agreement which is expected to be completed by the end of 1994 whereby it will acquire up to 43 currently franchised restaurants for cash of up to $7,250,000 and the assumption of up to approximately $5,000,000 of capitalized lease obligations.

      On August 10, 1994 National Propane signed a commitment letter for a $120,000,000 senior secured credit facility with an option to increase it to $150,000,000 with a group of banks (the "Bank Facility"). The consummation of the Bank Facility is subject to customary terms and conditions. The Bank Facility would consist of a $40,000,000 revolving credit facility and three tranches of term loans aggregating $110,000,000. Approximately $49,000,000 of the term loans would be restricted to redeeming the entire outstanding $49,000,000 principal amount of National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 (the "13 1/8% Debentures"). In addition, an aggregate $30,000,000, including $20,000,000 of the term loans and, after one year, $10,000,000 of the revolving credit facility would be restricted to the redemption, in part, of the $54,000,000 of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures"), in connection with the intended transfer of Public Gas Company, a subsidiary of SEPSCO engaged in the distribution of LP gas, to National Propane (the precise nature and timing of such transfer has not yet been determined). Further, $15,000,000 of the revolving credit facility would be restricted for niche acquisitions by National Propane (the "Acquisition Sublimit"). The remainder of the proceeds would be utilized for general corporate purposes of National Propane.

      Borrowings under the Bank Facility would bear interest at rates based either on the London Interbank Offered Rate ("LIBOR") or an alternate base rate (the "ABR") at the option of National Propane. The ABR would be the higher of the prime rate or 0.5% over the Federal funds rate. Revolving credit loans would bear interest at 2.25% over LIBOR or 1.00% over ABR, while the term loans would bear interest at rates ranging from 2.50% to 3.50% over LIBOR or 1.25% to 2.25% over ABR, respectively. Revolving credit loans would mature in five and one-half years with amortization of the Acquisition Sublimit required after three years. The term loans would amortize annually commencing in 1995 at $8,750,000 increasing to $16,000,000 in 2003.

      The Bank Facility agreement will include certain restrictive covenants including limitations on advances or dividends to Triarc. National Propane expects to incur fees of approximately $4,350,000 plus legal fees and other costs in connection with the Bank Financing which will be deferred and amortized using the interest rate method over the term of the Bank Facility loans. The Company will also incur an extraordinary charge upon the redemption of the 13 1/8% Debentures for the write-off of unamortized debt discount and unamortized deferred financing costs ($2,896,000 and $966,000, respectively, as of June 30, 1994) less tax benefits and would incur an additional extraordinary charge when and if the 11 7/8% Debentures are redeemed prior to maturity.
PAGE

            TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Transition Report on Form 10-K for the eight-month period ended December 31, 1993 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company").

      In October 1993 Triarc's Board of Directors approved a change in the fiscal year of Triarc from a fiscal year ending April 30 to a calendar year ending December 31, effective for the eight-month transition period ended December 31, 1993. The fiscal years of all of Triarc's subsidiaries which did not end on December 31 were also so changed. As used herein, "Fiscal 1993" refers to the fiscal year ended April 30, 1993 and "Transition 1993" refers to the eight months ending December 31, 1993.

      The six-month and three-month periods ended June 30, 1994 are compared below with the six-month period ended July 31, 1993 (the "Comparable Six Months") and to the three-month period ended July 31, 1993 (the "Comparable Three Months"), respectively. It was not practicable for the Company to recast its prior year results and, accordingly, the Comparable Six Months and Comparable Three Months were used as the six-month and three-month periods most nearly comparable to the six-month and three-month periods ended June 30, 1994, respectively. See Note 1 to the accompanying condensed consolidated financial statements for a discussion of the fiscal periods included in the Comparable Six Months and Comparable Three Months.

      As previously reported, a change in control of the Company occurred on April 23, 1993 (the "Change in Control") whereby the Board of Directors of the Company was reconstituted and new senior executive officers were elected. The results of operations of the Comparable Six Months, therefore, reflect, in large part, the business strategies of prior management.

RESULTS OF OPERATIONS

      The diversity of the Company's business segments preclude any overall generalization about trends for the Company. The textiles segment is subject to cyclical economic trends that affect the domestic textiles industry. In addition, the textiles industry has experienced significant competition from foreign manufacturers that generally have access to less expensive labor and, in certain cases, raw materials. However, certain fabrics which comprise the principal product lines sold by the Company (e.g., workwear) have experienced foreign competition to a lesser degree than the industry in general. Exchange rate fluctuations can also affect the level of demand for the textiles segment's products by changing the relative price of competing fabrics from overseas producers. Prices for cotton, one of the textiles segment's principal raw materials, have escalated during the first half of 1994 and further increases are expected for the balance of 1994. Such increases, to the extent possible, are passed on to customers. In the last quarter of calendar year 1993 and first quarter of 1994, the indigo-dyed sportswear business unit of the textiles segment has experienced the effects of lessened demand and price deterioration in its marketplace. In the second quarter of 1994, however, demand has improved over the first quarter.

      Trends affecting the fast food segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with fast food being the most rapidly growing segment of the restaurant industry and the recent economic downturn which temporarily slowed the rate of growth in restaurant spending.

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

      Liquefied petroleum ("LP") gas, relative to other forms of energy, is gaining recognition as an environmentally superior, safe, convenient, efficient and easy-to-use energy source in many applications. Trends affecting the LP gas segment in recent years include the recent economic downturn and energy conservation trends, which from time to time have negatively impacted the demand for energy by both residential and commercial customers.

      Six Months Ended June 30, 1994 Compared with Six Months Ended July 31,
      1993

                                                             Revenues
                                                         Six months ended
                                                         -----------------
                                                       July 31,    June 30,
                                                         1993        1994
                                                         ----        ----
                                                          (In thousands)
        Textiles                                      $ 262,078  $ 273,673
        Fast Food                                       102,285    104,038
        Soft Drink                                       77,674     77,619
        Liquefied Petroleum Gas                          71,997     82,158
        Other                                             8,336        --
                                                      ---------   --------
                                                      $ 522,370  $ 537,488
                                                      =========   ========

      Revenues increased $15.1 million to $537.5 million in the six months ended June 30, 1994. Such increase principally reflects higher revenues in the Company's textiles, LP gas and fast food segments offset by the absence of revenues in 1994 from certain non-core operations previously sold or which ceased doing business prior to 1994 ($8.3 million) which are included in "Other" in the table above. Textiles revenues increased $11.6 million (4.4%) to $273.7 million in 1994 principally due to higher volume in the utility wear product line, partially offset by lower average selling prices in all of the woven apparel product lines reflecting both a lower-priced product mix and decreased selling prices, and higher average selling prices for specialty products, reflecting a higher-priced product mix. LP gas revenues increased $10.2 million (14.2%) to $82.2 million largely due to an increase in the number of gallons sold. The volume increase was almost entirely due to the inclusion of January in the 1994 period for the larger of the two LP gas operations, while the Comparable Six Months included July for such operation, historically a lower volume month. January is ordinarily a high volume month, but January 1994 had particularly high volume due to the unusually cold temperatures throughout much of the country. Fast food revenues increased $1.7 million (1.7%) to $104.0 million due to higher royalties resulting from an increase in the number, as well as the same store sales, of domestic franchised restaurants and higher franchise fees principally resulting from an increase in domestic franchised store openings in 1994. Such increase was partially offset by a decrease in sales of Company-owned restaurants resulting from the 1994 first quarter implementation of the "value menu" concept, which offers competitively lower prices on certain menu items and reduced emphasis on couponing, whereby the coupon value is charged to advertising, selling and distribution expenses. Soft drink (Royal Crown Company, Inc. - "Royal Crown") revenues were essentially unchanged from the Comparable Six Months, reflecting a $2.7 million increase in private label soft drink sales resulting from continued gains in the domestic market and expansion internationally offset by a $2.7 million decrease in domestic branded diet product (due to soft bottler case sales) and Canadian branded product sales (resulting from higher than anticipated bottler inventory levels at the Transition 1993 year end).

      Gross profit (total revenues less cost of sales) increased $0.8 million to $159.3 million in the six months ended June 30, 1994 while gross margins decreased to 29.6% from 30.3%. The increase in gross profit was due to (i) the increase in sales volume discussed above, (ii) higher margins in the LP gas segment due to lower product costs while sales prices decreased only slightly, (iii) higher margins in the fast food segment resulting from the effect of management's programs to reduce food and labor costs and (iv) higher royalty and franchise revenue with no offsetting cost of sales in the fast food segment.
      Such increases were offset in part by (i) lower margins in the textiles segment and (ii) the nonrecurring gross profit in the Comparable Six Months from the Company's non-core insurance operation which ceased writing new insurance effective October 1993. The lower margins in the textiles segment resulted from (i) higher cost of cotton which could not be passed on to woven apparel customers through higher selling prices, (ii) lower sales prices in indigo-dyed and piece-dyed fabrics reflecting market conditions and (iii) a nonrecurring decrease to cost of sales in the Comparable Six Months resulting from a Fiscal 1993 year-end adjustment to revise inventory costing estimates made in the prior three quarters to actual.

      Advertising, selling and distribution expenses increased $1.3 million to $50.2 million in the six months ended June 30, 1994. Such increase was principally due to higher expenses in the soft drink segment partially offset by lower expenses in the fast food segment. The increased spending in the soft drink segment resulted from the commencement of a new domestic media advertising campaign including television commercials as well as new promotional programs geared toward both bottlers and consumers, including contracts for Royal Crown to become the exclusive supplier of carbonated soft drink beverages for Yankee Stadium and Jones Beach in New York. The lower spending in the fast food segment was principally due to a shift in the promotional effort away from free food coupons, which are charged to advertising, selling and distribution, toward lower-priced menu items.

      General and administrative expenses decreased $4.3 million to $61.1 million in the six months ended June 30, 1994 principally reflecting the $5.7 million of general and administrative expenses in the Comparable Six Months for certain non-core operations previously sold or which ceased doing business prior to 1994 partially offset by net increases in other general and administrative expenses in 1994. The Comparable Six Months also include significant charges which net to $2.0 million and include (i) a $4.9 million payment to a special committee of Triarc's Board of Directors in connection with the Change in Control, (ii) a $2.2 million provision for closing certain non-strategic Company-owned restaurants and other facilities and (iii) $2.2 million of other charges, less (iv) a release of $7.3 million of incentive plan accruals provided in prior years which were no longer required as a result of the termination of such incentive plans in Fiscal 1993.

      The facilities relocation and corporate restructuring charges of $43.0 million in the Comparable Six Months consisted of (i) estimated costs of $14.9 million to relocate the Company's headquarters and terminate the lease on its existing corporate facilities, (ii) estimated corporate restructuring charges of $20.3 million including personnel recruiting and relocation costs, employee severance costs and consultant fees, (iii) costs of $6.0 million related to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between the Company and its former Vice Chairman and (iv) other restructuring costs of $1.8 million. These charges related to actions taken in connection with the Change in Control.

      The provision for doubtful accounts from former affiliates of $5.6 million in the Comparable Six Months principally relates to the write-off of certain secured notes and accrued interest receivable from two former affiliates currently in bankruptcy proceedings for which significant doubt exists with regard to the net realizability of the underlying collateral, offset in part by a recovery of certain amounts previously written off from another former affiliate through offset in connection with minority share acquisitions in connection with the Change in Control.

      Interest expense decreased $4.1 million to $35.5 million in the six months ended June 30, 1994 due to $6.5 million of interest accruals related to income tax matters in the Comparable Six Months and the lower interest rates of debt issued in the refinancings which occurred in connection with the Change in Control or subsequent thereto partially offset by the higher balances of such debt.

      Other income (expense), net improved $4.5 million to income of $3.9 million in the six months ended June 30, 1994 principally due to income in 1994 which did not occur in the Comparable Six Months including $2.2 million of interest income and a $1.0 million nonrecurring realized gain in connection with the redemption of an investment in a former bottling subsidiary previously written off.

      The provision for income taxes for the six months ended June 30, 1994 represents an effective tax rate of 48% which is higher than the Federal statutory income tax rate of 35% principally due to the effects of state income taxes, net of Federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes. The income tax benefit in the Comparable Six Months represents an effective tax rate of 5% which is lower than the Federal statutory income tax rate due to (i) losses of certain subsidiaries for which no tax benefit is available, (ii) costs related to the Consulting Agreement, write-downs of certain investments and amortization of costs in excess of net assets of acquired companies which were not deductible for tax purposes and (iii) provisions for income tax contingencies and other matters.

      Minority interests in (income) loss of consolidated subsidiaries resulted in a $1.3 million expense in the six months ended June 30, 1994 compared with $4.0 million of income in the Comparable Six Months resulting from losses of consolidated subsidiaries with minority ownership. The change from such losses in the Comparable Six Months to income in 1994 is principally due to (i) the portion of the facilities relocation, corporate restructuring and other significant charges discussed above allocated to subsidiaries with minority ownership, (ii) higher earnings of the continuing operations of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc until the 28.9% minority ownership was acquired on April 14, 1994 (the "SEPSCO Merger" - see Note 10 to the accompanying condensed consolidated financial statements) and (iii) the sale in January 1994 of a non-core subsidiary which had losses in the Comparable Six Months.

      Discontinued operations of $4.7 million, net of income taxes and minority interests, in the Comparable Six Months was due to a $5.4 million write-down (net of tax benefit and minority interests of $7.5 million) relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress of the Company's discontinued operations less the net income of the discontinued operations for the Comparable Six Months. There is no similar income or loss in 1994 since the estimated operating losses of such remaining discontinued operations through their actual or estimated dates of disposal were previously recorded.

      The extraordinary item in the Comparable Six Months resulted from the early extinguishment of certain debt in connection with the Change in Control and was comprised of the write-off of unamortized deferred financing costs of $3.7 million and the payment of prepayment penalties of $6.7 million, net of income tax benefit of $3.8 million.

      Net income of $7.2 million in the six months ended June 30, 1994 increased $56.8 million from a loss of $49.6 million in the Comparable Six Months as a result of the factors discussed above, most significantly the facilities relocation, corporate restructuring and other significant charges, the discontinued operations and the extraordinary charge previously discussed aggregating approximately $60.0 million, net of income tax benefit and minority interest credits.

      Three Months Ended June 30, 1994 Compared with Three Months Ended July 31, 1993

                                                             Revenues
                                                        Three months ended
                                                         -----------------
                                                       July 31,    June 30,
                                                         1993        1994
                                                         ----        ----
                                                          (In thousands)
        Textiles                                      $ 141,057  $ 143,682
        Fast Food                                        54,739     55,202
        Soft Drink                                       40,500     42,367
        Liquefied Petroleum Gas                          26,456     26,178
        Other                                             1,322        --
                                                      ---------   --------
                                                      $ 264,074  $ 267,429
                                                      =========   ========

      Revenues increased $3.3 million to $267.4 million in the three months ended June 30, 1994. Such increase reflects higher revenues in the Company's textiles, soft drink and fast food segments offset by slightly lower revenues in the LP gas segment and the absence of revenues in 1994 from the Company's non-core insurance operation ($1.3 million), which ceased writing new insurance effective October 1993, which represent "Other" in the table above. Textiles revenues increased $2.6 million (1.8%) to $143.7 million in 1994 principally due to higher volume in the utility wear product line, partially offset by lower average selling prices in all of the woven apparel product lines reflecting both a lower-priced product mix and decreased selling prices, and higher average selling prices for specialty products, reflecting a higher-priced product mix. Soft drink revenues increased $1.9 million (4.6%) to $42.4 million in 1994 due to (i) a $1.2 million increase in international and non-diet domestic branded product sales due to improved volume, (ii) a $0.9 million increase in domestic diet branded product sales resulting from bottler purchases of diet concentrates after the Company's announced price reduction effective May 1, 1994 (prior to which bottlers were maintaining minimal inventory levels) and (iii) a $0.8 million increase in private label soft drink sales resulting from continued domestic and international growth all partially offset by a $1.0 million decrease in Canadian branded product sales as bottlers sold through the excess inventory referred to above. Fast food revenues increased $0.4 million (0.8%) to $55.2 million in 1994 due to higher royalties from domestic franchisees reflecting an increase in the number, as well as the same store sales, of domestic franchised restaurants and higher franchise fees partially offset by a decrease in sales of Company-owned restaurants resulting from the 1994 first quarter implementation of the "value menu" concept and reduced emphasis on couponing described above. LP gas revenues decreased $0.3 million (1.1%) to $26.2 million in 1994 principally due to the inclusion for the smaller of the two LP gas operations of June in the 1994 period, historically a low volume month, compared with the inclusion in the Comparable Three Months of March, the last of the high volume winter months which had particularly high volume in 1993 due to a severe winter storm.

      Gross profit decreased $2.1 million to $75.6 million in the three months ended June 30, 1994 while gross margins decreased to 28.3% from 29.4%. A decrease in textiles gross profit and the nonrecurring gross profit in the Comparable Three Months from the Company's non-core insurance operation were partially offset by increases in the gross profit of the LP gas, fast food and soft drink segments. The decrease in textiles gross profit resulted from (i) the higher cost of cotton which could not be passed on to woven apparel customers and (ii) lower sales prices in indigo-dyed and piece-dyed fabrics reflecting market conditions. The increase in LP gas gross profit was principally due to lower cost of product which was only partially passed on to customers. The increase in fast food gross profit resulted from management's programs to reduce food and labor costs as well as the above mentioned higher royalty and franchise revenues with no offsetting cost of sales. The increase in soft drink gross profit was principally due to the net volume improvement in branded products noted above partially offset by lower gross margins.

      Advertising, selling and distribution expenses increased $3.5 million to $28.9 million in 1994. Such increase was principally due to higher expenses in the soft drink segment partially offset by lower expenses in the fast food segment. The increased spending in the soft drink segment resulted from the commencement of the new domestic media advertising campaign and promotional programs previously discussed.
      The lower spending in the fast food segment principally resulted from a decrease in promotional food costs due to a shift in the promotional effort away from couponing toward the "value menu" concept.

      General and administrative expenses decreased $3.6 million to $30.3 million in 1994 principally due to the nonrecurring $2.9 million of general and administrative expenses of the Company's insurance operation in the Comparable Three Months.

      Interest expense increased $2.6 million to $18.4 million in 1994 principally due to (i) higher borrowing levels associated with (a) the August 1993 refinancing of the RC/Arby's Corporation ("RCAC") $225.0 million senior secured step-up rate notes (the "Step Up Notes") with $275.0 million 9 3/4% senior notes due 2000 (the "9 3/4% Notes") in addition to the fact that the Step-Up Notes were issued on April 23, 1993 and therefore were outstanding for only a portion of the Comparable Three Months and (b) a $34.2 million note payable issued effective December 31, 1993 in connection with the commutation of obligations under certain insurance and reinsurance and (ii) higher 1994 interest accruals relating to certain income tax matters, all partially offset by lower interest expense resulting from scheduled sinking fund payments.

      Other income (expense), net improved $1.5 million to income of $1.2 million in 1994 principally due to interest income in 1994 of $1.0 million.

      The Company had a provision for income taxes despite a pre-tax loss in the three-month period ended June 30, 1994 and a provision for taxes in the Comparable Three Months which represented an effective tax rate higher than the Federal statutory income tax rate. Such variances are principally due to the effects of state income taxes, net of Federal benefits, and the amortization of costs in excess of net assets of acquired companies which is not deductible for tax purposes and, in the 1994 period, the effect of a year-to-date increase in the estimated full year 1994 effective tax rate to 48% in the second quarter of 1994.

      Minority interests in income of consolidated subsidiaries of $0.4 million in the Comparable Three Months was nonrecurring in the 1994 second quarter due to the April 1994 acquisition by Triarc of the 28.9% minority interest in SEPSCO, now a wholly-owned subsidiary.

      Income from discontinued operations for the Comparable Three Months, net of income taxes and minority interests, represents the results of operations of the businesses to be disposed prior to the measurement date of July 22, 1993. There is no similar income or loss in the 1994 second quarter since the estimated operating losses of the remaining discontinued operations through their actual or estimated dates of disposal had previously been recognized.

      The Company reported a net loss of $1.6 million in 1994 compared with net income of $0.6 million in the Comparable Three Months due to the reasons discussed above.

      LIQUIDITY AND CAPITAL RESOURCES

      Consolidated cash and cash equivalents declined $57.4 million during the six months ended June 30, 1994 to $61.4 million at June 30, 1994. Such decrease reflects (i) net cash used in operations of $15.2 million, (ii) capital expenditures of $22.6 million, (iii) repayments of debt in excess of borrowings of $12.4 million, (iv) the cash payment portion of restaurant and LP gas business acquisitions of $11.1 million and (v) cash dividends on redeemable preferred stock of $2.9 million partially offset by cash provided by discontinued operations of $6.1 million and other net increases of $0.7 million. The net cash used by operations reflects $22.4 million of adjustments to reconcile net income to cash and cash equivalents used in operating activities partially offset by net income of $7.2 million. Such adjustments consist of $41.3 million from changes in operating assets and liabilities and $9.1 million of payments related to the facilities relocation and corporate restructuring accrual partially offset by $25.7 million of non-cash charges for depreciation and amortization and $2.3 million of other items, net. The change in operating assets and liabilities principally reflects a $27.9 million decrease in accounts payable and accrued expenses and an increase in receivables of $18.4 million. The decrease in accounts payable and accrued expenses is principally due to (i) a $12.0 million payment in settlement of certain litigation, (ii) the payment of certain non-recurring accruals provided for in Transition 1993 and (iii) other decreases related to the timing of payments. The increase in receivables reflects an increase in the number of days of sales outstanding in receivables principally due to slower paying customers and the selective extension of credit terms. The net decrease in debt was due to scheduled repayments of debt other than capital leases during the first half of 1994 of $25.5 million and capital lease repayments of $1.3 million offset by a net increase in revolving credit borrowings of $7.9 million and borrowings of long-term debt other than capital leases of $6.5 million. The cash provided from discontinued operations was principally due to the April 1994 sale of substantially all of the operating assets of SEPSCO's ice operations.

      Total stockholders' deficit improved to a deficit of $14.5 million at June 30, 1994 from a deficit of $76.0 million at December 31, 1993. Such improvement was due to (i) the issuance of 2,691,824 shares of Triarc's class A common stock for an aggregate fair value of $55.9 million in connection with the April 1994 merger of Triarc and SEPSCO,
      (ii) net income of $7.2 million and (iii) transactions related to restricted stock, below-market stock options and related rights aggregating $1.7 million less (a) preferred stock dividends of $2.9 million and (b) other decreases of $0.4 million.

      RCAC's $275.0 million aggregate principal amount of 9 3/4% Notes mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. As of June 30, 1994 RCAC had outstanding $6.5 million principal amount of 16 7/8% Subordinated Debentures which were repaid in July 1994.

      On September 24, 1993 RCAC entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137.5 million.
      Under the Swap Agreement, interest on $137.5 million is paid by RCAC at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate (5.33% at July 28, 1994) and RCAC receives interest at a fixed rate of 4.72%. The Floating Rate is retroactively reset at the end of each six-month calculation period through July 31, 1996 and on September 24, 1996. The transaction effectively changes RCAC's interest rate on $137.5 million of its debt from a fixed-rate to a floating-rate basis. In February 1994 RCAC received $0.6 million and in August 1994 paid $0.4 million under the Swap Agreement.

      Graniteville Company, a wholly-owned subsidiary of the Company ("Graniteville") and its subsidiary C.H. Patrick & Co., Inc. have a $180.0 million senior secured credit facility (the "Graniteville Credit Facility") with Graniteville's commercial lender. The Graniteville Credit Facility provides for senior secured revolving credit loans of up to $100.0 million (the "Revolving Loan") and an $80.0 million senior secured term loan (the "Term Loan") and expires in 1998. In June 1994 the Company amended the Graniteville Credit Facility to provide for a maximum Revolving Loan of $112.0 million through September 1994 and $107.0 million through December 1995, after which time the maximum amount will be lowered back to $100.0 million. The increased Revolving Loan availability was obtained in part to fund an equity investment described below. The Term Loan is repayable $6.0 million during the remainder of calendar 1994 and $12.0 million per year from 1995 through 1997, with a final payment of $25.0 million due in April 1998, subject to mandatory prepayments of 50% of Excess Cash Flow, as defined. The borrowing base for the Revolving Loan is the sum of 85% to 90% of eligible accounts receivable, as defined, plus 65% of eligible inventory, as defined, provided that advances against eligible inventory shall not exceed at any time $42.0 million through December 1995 and $35.0 million thereafter. At June 30, 1994 Graniteville had $14.8 million of unused availability under the Revolving Loan.

      Consolidated capital expenditures, excluding properties of business acquisitions and including capital leases, amounted to $24.1 million for the six-month period ended June 30, 1994. The Company expects that capital expenditures during the remainder of calendar 1994 will approximate $46.4 million, subject to the availability of cash and other financing sources. The increased anticipated 1994 expenditures reflect increased levels of expenditures principally in the fast food segment in furtherance of its business strategies, principally for construction and acquisition of new restaurants and remodeling older restaurants. The Company anticipates that it will meet a portion of its capital expenditures through leasing arrangements or other financing rather than cash expenditures.

      Cash paid for business acquisitions amounted to $11.1 million during the first half of 1994. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions as appropriate to build and strengthen its existing businesses. In that regard, RCAC has entered into a letter agreement for the acquisition of up to 43 currently franchised restaurants for cash of up to $7.2 million and the assumption of up to approximately $5.0 million of capitalized lease obligations. National Propane has signed a letter of intent to acquire the assets of three related LP gas distributors for cash of $2.4 million and a note payable to the seller for $1.0 million. In addition, Graniteville entered into an agreement for the acquisition of a 22% equity interest in a dyes and specialty chemicals manufacturer as well as the exclusive right to distribute the company's products in North, Central and South America for five years for $7.0 million of cash, which would be funded in part by a $5.0 million drawdown under the Graniteville Credit Facility. All of such acquisitions are scheduled to close during the second half of 1994.

      In August 1994 RCAC completed the sale and leaseback of the land and buildings of 14 of its restaurants, including 9 of the restaurants which had been purchased by RCAC in March 1994. The net sale price of such properties was approximately $6.7 million received in cash.

      In the fourth quarter of Fiscal 1993 the Company recorded a charge of $43.0 million for facilities relocation and corporate restructuring costs in connection with the Change in Control. As of June 30, 1994 the remaining accrual for such costs was $21.3 million. Triarc expects cash requirements for such accruals of $17.6 million for the remainder of 1994, including approximately $12.0 million in connection with the termination of the lease on the Company's former headquarters. Such payments are included as a component of cash flows from operations previously discussed.

      The Federal income tax returns of Triarc and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but two issues related to such audit and in connection therewith expects to pay approximately $6.0 million in August or September of 1994, which amount has been fully reserved. The Company is contesting the two open issues at the Appellate Division of the IRS. The IRS is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of (i) the remaining open issues from the 1985 through 1988 examination and (ii) the 1989 through 1992 examination cannot presently be determined. However, Triarc believes that adequate aggregate provisions have been made in the current period and prior years for any tax liabilities, including interest, that may result from all such examinations.

      On August 10, 1994 National Propane Corporation ("National Propane"), a wholly-owned subsidiary of Triarc, signed a commitment letter for a $120.0 million senior secured credit facility with an option to increase it to $150.0 million with a group of banks (the "Bank Facility"). The consummation of the Bank Facility is subject to customary terms and conditions. The Bank Facility would consist of a $40.0 million revolving credit facility and three tranches of term loans aggregating $110.0 million. Approximately $49.0 million of the term loans would be restricted to redeeming the entire outstanding $49.0 million principal amount of National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 (the "13 1/8% Debentures"). In addition, an aggregate $30.0 million including $20.0 million of the term loans and, after one year, $10.0 million of the revolving credit facility would be restricted to the redemption, in part, of the $54.0 million of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") in connection with the intended transfer of Public Gas Company ("Public Gas"), a subsidiary of SEPSCO engaged in the distribution of LP gas, to National Propane (the precise nature and timing of such transfer has not yet been determined). The Company would provide the remaining funds for the redemption of the 11 7/8% Debentures principally from SEPSCO's existing cash and marketable securities ($23.3 million as of June 30, 1994) and the $17.0 million of cash proceeds to be received from the sale of SEPSCO's natural gas and oil operations scheduled to close by August 31, 1994 (see subsequent discussion of sale). Further, $15.0 million of the revolving credit facility would be restricted for niche acquisitions by National Propane (the "Acquisition Sublimit"). Assuming consummation of the Bank Facility, National Propane intends to transfer approximately $45.0 million of the proceeds to Triarc or one of its affiliates as a loan or dividend and utilize the remainder for general corporate purposes. A significant portion of such $45.0 million is expected to be made available by National Propane and/or Triarc, through advances or investment, to RCAC to finance a portion of its capital expenditures.

      Borrowings under the Bank Facility would bear interest at rates based either on the London Interbank Offered Rate ("LIBOR") or an alternate base rate (the "ABR") at the option of National Propane. The ABR would be the higher of the prime rate or 0.5% over the Federal funds rate. Revolving credit loans would bear interest at 2.25% over LIBOR or 1.00% over ABR, while the term loans would bear interest at rates ranging from 2.50% to 3.50% over LIBOR or 1.25% to 2.25% over ABR, respectively. Revolving credit loans would mature in five and one-half years with amortization of the Acquisition Sublimit required after three years. The term loans would amortize annually commencing in 1995 at $8.75 million increasing to $16.0 million in 2003.

      The Bank Facility agreement will include certain restrictive covenants including limitations on advances or dividends to Triarc. National Propane expects to incur fees of approximately $4.4 million plus legal fees and other costs in connection with the Bank Financing which will be deferred and amortized using the interest rate method over the term of the Bank Facility loans. The Company will also incur an extraordinary charge upon the redemption of the 13 1/8% Debentures for the write-off of unamortized debt discount and unamortized deferred financing costs ($2.9 million and $1.0 million respectively, as of June 30, 1994) less tax benefits and would incur an additional extraordinary charge when and if the 11 7/8% Debentures are redeemed prior to maturity.

      The Company's principal cash requirements, exclusive of operating cash flows, for the remainder of 1994 consist of debt principal payments of $14.4 million (see above and subsequent discussion), capital expenditures of $46.4 million to the extent not financed, $16.6 million for committed acquisitions and funding for additional acquisitions, if any, a semi-annual dividend payment aggregating $2.9 million on the Company's redeemable preferred stock and an approximate $6.0 million payment as a result of the examination of the Company's Federal income tax returns. The Company anticipates meeting those requirements through existing cash and cash equivalents which, as of June 30, 1994, amounted to $61.4 million, net proceeds of National Propane's proposed Bank Facility (see above discussion) assuming its consummation, future proceeds from the sale of remaining SEPSCO discontinued operations (see subsequent discussion), cash flows from operations and financing a portion of its capital expenditures through capital leases (up to an allowable additional $10.8 million at RCAC) and other lease arrangements including sales/leasebacks. Should the Bank Facility not be consummated or the above cash resources otherwise be insufficient to meet the Company's cash requirements, the Company will need to arrange other third party financing to supplement its cash resources or reduce its planned capital expenditures and/or business acquisitions to meet its cash requirements for the remainder of 1994. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.
      During the six months ended June 30, 1994 the Company had net cash and cash equivalents used in operations of $15.2 million; the principal causes of which were previously discussed. However, during the three months ended June 30, 1994 the Company had positive cash flows from operations of $18.6 million. Such turnaround is due to the fact that a significant portion of the negative effect of the changes in operating assets and liabilities on cash flows during the first quarter of 1994 was mostly of a non-recurring nature. The Company expects its operating cash flows during the remaining six months of 1994 will continue to be positive although not necessarily of the same magnitude.

      The ability of each of Triarc, RCAC, Graniteville, National Propane and SEPSCO to meet its respective short-term cash requirements is discussed below.

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

      Triarc's principal subsidiaries are subject to certain limitations on their ability to pay dividends and/or make loans or advances to Triarc. The ability of any of Triarc's subsidiaries to pay cash dividends and/or make loans or advances to Triarc is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. Under the terms of the indenture pursuant to which the 9 3/4% Notes were issued, as of June 30, 1994 RCAC could not pay any dividends, or make any loans or advances to CFC Holdings Corp. ("CFC Holdings"), the parent company of RCAC, or to Triarc. CFC Holdings is not presently subject to any agreement which limits its ability to pay cash dividends or make loans or advances, although by reason of the restrictions to which RCAC is subject, the ability of CFC Holdings in the near term to obtain funds from its subsidiaries to do so is extremely limited. Under the terms of the Graniteville Credit Facility, Graniteville is unable to pay any dividends or make any loans or advances to Triarc prior to December 31, 1995 and will be limited thereafter.

      Under the indenture pursuant to which National Propane's 13 1/8% Debentures were issued, National Propane was permitted as of June 30, 1994 to pay cash dividends of up to approximately $20.7 million. However, prior to consummation of the proposed Bank Facility it is unlikely National Propane's cash flows (see subsequent discussion) will permit any cash dividends in the immediate future and, as a result, Triarc currently anticipates that any dividends declared by National Propane to Triarc as the holder of all of its outstanding common stock would be used to offset indebtedness and interest accrued thereon owed by Triarc to National Propane. As noted above, in connection with the consummation of the proposed Bank Facility, the 13 1/8% Debentures would be repaid in full and National Propane would transfer approximately $45.0 million to Triarc or its affiliates. The terms of the Bank Facility would also contain restrictions on National Propane's ability to make additional loans or pay dividends to Triarc. Under the indenture pursuant to which its 11 7/8% Debentures were issued, SEPSCO was unable to pay any cash dividends to Triarc as of June 30, 1994. If and when the transfer of Public Gas to National Propane is consummated and the Bank Facility is closed, SEPSCO's 11 7/8% Debentures will be required to be repaid in full and therefore the restriction on SEPSCO's ability to pay cash dividends to Triarc would be removed. National Propane and SEPSCO are currently not parties to any agreements restricting or limiting the amount of loans or advances which they may make to Triarc.

      As of June 30, 1994, Triarc had outstanding external indebtedness consisting of a $34.2 million note issued in connection with the commutation of certain insurance obligations. In addition, Triarc owed subsidiaries an aggregate principal amount of $222.8 million, consisting of notes in the principal amounts of $47.0 million and $71.6 million owed to CFC Holdings and Graniteville, respectively (which bear interest at 9.5% per annum), balances of $77.6 million of advances owed to National Propane (which bear interest at 16.5% per annum) and $26.6 million remaining on a note payable to SEPSCO (which bears interest at 13% per annum).

      Triarc expects its significant cash requirements for the remainder of 1994 will include dividend payments aggregating approximately $2.9 million on its redeemable preferred stock and general corporate expenses including cash requirements for its facilities relocation and corporate restructuring accruals of $15.1 million, including approximately $12.0 million for rent payments on the Company's former corporate headquarters for the remaining lease period through April 1997. Triarc expects to be reimbursed by its subsidiaries for all or a significant portion of such rent settlement to the extent such subsidiaries have available funds. Triarc believes that its expected sources of cash, including existing cash balances ($7.8 million at June 30, 1994), a possible loan or dividend of approximately $45.0 million from National Propane assuming consummation of its Bank Facility (although the Company currently intends to invest a substantial portion of any such loan or dividend in RCAC), reimbursement of general corporate expenses from subsidiaries in connection with management services agreements and net payments received under tax sharing agreements with certain subsidiaries will be sufficient to enable it to meet its short-term cash needs.

      Graniteville

      It is expected that funds generated from operations of Graniteville, and borrowings under the Graniteville Credit Facility will be sufficient to enable Graniteville to meet its short-term cash requirements.

      RCAC

      The Company expects RCAC's operating cash flows during the remaining six months of 1994 to result in positive cash flows. RCAC's principal cash requirements, exclusive of operating cash flows during the second half of 1994 consist of debt principal repayments of $6.8 million, capital expenditures of $38.6 million and $14.8 million for the acquisition of 43 restaurants and other acquisitions, if any, and the approximate $6.0 million tax payment noted above. RCAC anticipates meeting these requirements with existing cash which as of June 30, 1994 amounted to $27.1 million, $6.7 million of proceeds of the sale/leaseback transaction described above, operating cash flows, advances from National Propane or Triarc assuming the consummation of the Bank Facility and financing a portion of its capital expenditures through capital (up to an allowable additional $10.8 million) and operating leasing arrangements. Should RCAC's cash resources not be adequate to meet its cash requirements for the remainder of 1994, RCAC will be required either to arrange third party financings or reduce its capital expenditures and/or business acquisitions.

      National Propane

      The Company expects National Propane's operations during the remaining six months of 1994 will result in positive cash flows.

      The 1994 annual sinking fund payment on the 13 1/8% Debentures of $7.0 million was made in the first half of 1994. The Company anticipates National Propane's cash requirements, excluding cash flows from operations, for the remainder of 1994 will include approximately $0.7 million of capital expenditures, $1.6 million of scheduled debt repayments, $2.4 million for committed acquisitions and funding for other niche acquisitions, if any. National Propane believes its cash flows from operations for the remainder of 1994, together with existing cash ($2.8 million at June 30, 1994) and, if necessary, proceeds from the revolving credit facility, assuming the Bank Financing is consummated, to meet its aforementioned cash requirements. However, should the Bank Facility not be consummated or such cash flows not otherwise be adequate, Triarc may be required to supplement them with increased cash payments of accrued interest and/or principal on National Propane's advances to Triarc to the extent Triarc has cash available for payment.

      SEPSCO

      It is expected that existing cash and marketable securities ($23.3 million at June 30, 1994) together with anticipated proceeds of $17.0 million by August 31, 1994 from the sale of the natural gas and oil business will be more than sufficient to enable SEPSCO to meet it short-term cash requirements.

      DISCONTINUED OPERATIONS

      On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration businesses. In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million) and the assumption by the buyer of certain current liabilities of $0.8 million. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, the Company currently estimates it will approximate $2.1 million, the estimated amount of which had previously been accrued. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $0.12 million in 1995 through 1998 with the balance of $3.8 million due in 1999. The only remaining discontinued operation is the other operation (cold storage) comprising SEPSCO's refrigeration business. In June 1994 SEPSCO sold two of its cold storage plants with a net book value of $1.9 million for $0.5 million of cash and $0.7 million of notes, resulting in a loss, including expenses, of $0.8 million. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6.5 million in cash, a $3.0 million note (discounted value $2.5 million) and the assumption by the buyer of certain liabilities of up to $2.5 million. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such purchase price and excluding any proceeds from the $3.0 million note until collection is reasonably assured, the Company estimates that it will incur a loss of approximately $2.5 million, the estimated amount of which had previously been accrued, including the write-off of approximately $0.7 million of properties, principally land, with minimal value not being sold to the buyers. The note would be secured by the assets of the cold storage operation (subject to a security interest by any lender to the buyers), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing of such sale by October 1994. Triarc expects that all currently anticipated dispositions, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse effect on the financial position or results of operations of the Company.

      On July 22, 1993 SEPSCO's Board of Directors also authorized the sale or liquidation of its natural gas and oil businesses. However on December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil businesses to Triarc sometime following the SEPSCO Merger and the resulting elimination of the minority interest in SEPSCO rather than selling such businesses to an independent third party. Subsequently, SEPSCO identified significant third party interest in the natural gas and oil business and on August 5, 1994 entered into a contract for the sale of the principal assets, excluding receivables, of the natural gas and oil business for cash of $17.0 million subject to certain post-closing adjustments. The Company estimates that consummation of the sale at such price would result in a gain. Such sale is scheduled to close no later than August 31, 1994.

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

            TRIARC COMPANIES, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

      On June 9, 1994, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Leon Kalvaria, Hugh L. Carey, Clive Chajet, Irving Mitchell Felt, Stanley R. Jaffe, Harold E. Kelley, Richard M. Kerger, M.L. Lowenkron, Daniel R. McCarthy, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the shareholders also approved proposal 2, a reincorporation of the Company in Delaware by means of a merger and that also increased authorized capital of the Company and the adoption of certain "fair price" and anti-takeover measures. The shareholders also approved proposal 3, amending certain provisions of the Company's Amended and Restated 1993 Equity Participation Plan, and proposal 4, authorizing the Company to enter into Indemnification Agreements with each of its directors, officers and certain key employees.

      The voting on the above matters is set forth below:

      Election of Directors

        Nominee              Votes For          Votes Withheld
      Nelson Peltz            21,397,402           771,345
      Peter W. May            21,397,460           771,286
      Hugh L. Carey           21,370,490           798,257
      Clive Chajet            21,397,964           770,783
      Irving Mitchell Felt    21,370,087           798,660
      Leon Kalvaria           21,397,286           771,460
      Stanley R. Jaffe        21,370,907           797,840
      M.L. Lowenkron          21,370,907           797,840
      Harold E. Kelley        21,396,174           772,573
      Richard M. Kerger       21,397,144           771,603
      Daniel R. McCarthy      21,397,274           771,473
      Raymond S. Troubh       21,397,964           770,783
      Gerald Tsai, Jr.        21,397,870           770,877

      Proposal 2 - There were 16,453,932 votes for, 1,888,848 votes against and 229,536 abstentions.

      Proposal 3 - There were 14,933,131 votes for, 3,403,347 votes against and 235,837 abstentions.

      Proposal 4 - There were 20,747,533 votes for, 1,322,060 votes against and 99,153 abstentions.

Item 5.     Other Information

      As part of the Company's plans to sell or discontinue substantially all of its remaining non-core businesses, on June 10, 1994, Southeastern Public Service Company, a wholly-owned subsidiary of the Company ("SEPSCO"), entered into a Letter of Intent with certain members of its management, providing for such management's purchase of substantially all of SEPSCO's assets which relate to SEPSCO's cold storage and refrigeration business for $9.5 million ($6.5 million in cash and a $3.0 million note) plus the assumption by the purchaser of certain liabilities not to exceed $2.5 million in the aggregate. In addition, on August 5, 1994 Southeastern Gas Company, a wholly-owned subsidiary of SEPSCO, entered into a definitive agreement to sell substantially all of the assets of SEPSCO's oil and gas business to Eastern States Oil & Gas, Inc. for $17 million in cash (subject to certain post-closing adjustments). The closing of this transaction is subject to customary conditions (but is not subject to receipt of financing) and is scheduled to take place on or prior to August 31, 1994.

      On August 10, 1994, the registrant signed a commitment letter with the Bank of New York for $75,000,000 of a proposed $150,000,000 senior secured credit facility and the Bank of New York has arranged commitments from other lenders to provide the remaining $75,000,000, all subject to normal condition of closing. See Note 15 to the attached condensed consolidated financial statements.

      The registrant has been informed of an environmental action. See Note 9 to the attached condensed consolidated financial statements.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

      2.1 Agreement and Plan of Merger, dated as of May 11, 1994, by and between Triarc Companies, Inc. and Triarc Merger Corporation, incorporated herein by reference to Exhibit A to the registrant's Definitive Proxy Statement (the "Proxy") relating to the registrant's annual meeting of shareholders held on June 9, 1994 (SEC file No. 1-2207).

      10.1 Form of Indemnification Agreement, between the registrant and certain officers, directors, and employees of the registrant, incorporated herein by reference to Exhibit F to the Proxy (SEC file No. 1-2207).

      10.2 Equity Participation Plan of the registrant, incorporated herein by reference to Exhibit E to the Proxy (SEC file No. 1-2207).

      (b)   Reports on Form 8-K

      The registrant filed a report on Form 8-K on June 15, 1994 as amended by a report on Form 8-K/A filed on July 30, 1994, with respect to the dismissal on June 9, 1994, of the registrant's independent accountants, Arthur Andersen & Co., and the engagement of Deloitte & Touche as the registrant's new independent accountants.

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



Date:  August 15, 1994                 By: /S/ FRED H. SCHAEFER
                                       ___________________________________
                                             Fred H. Schaefer
                                             Vice President and
                                             Chief Accounting Officer
                                             (Principal accounting officer)