Form 10-Q
period 1994-09-30
TRIARC COMPANIES INC
filed 1994-11-14
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 120549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

                                                             Yes (X)   No ( )

   There were 24,049,923 shares of the registrant's Class A Common Stock ($.10 par value) outstanding as of October 31, 1994.

PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,    September 30,
                                                       1993            1994
                                                    ----------       --------
                          ASSETS                        (A)         (Unaudited)
                                                          (In thousands)
Current assets:
   Cash and cash equivalents                          $ 118,801        $ 46,836
   Receivables, net                                     124,319         136,598
   Inventories                                          108,206         105,381
   Deferred income tax benefit                            9,621           5,968
   Prepaid expenses and other current assets             32,550          26,620
                                                       --------        --------
     Total current assets                               393,497         321,403
                                                       --------        --------
Properties, net                                         261,996         277,540
Unamortized costs in excess of net assets of
   acquired companies                                   182,925         207,020
Net non-current assets of discontinued operations        15,223           5,946
Other assets                                             43,605          50,535
                                                       --------        --------
                                                       $897,246        $862,444
                                                       ========        ========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                  $  40,280        $ 34,237
   Accounts payable                                      61,194          42,017
   Accrued facilities relocation and corporate
     restructuring costs                                 30,396          22,639
   Other accrued expenses                               109,107          76,531
                                                       --------        --------
     Total current liabilities                          240,977         175,424
                                                       --------        --------
Long-term debt                                          575,161         578,460
Deferred income taxes                                    32,038          31,430
Other liabilities                                        26,076          24,661
Minority interests                                       27,181              -
Redeemable preferred stock                               71,794          71,794
Stockholders' equity (deficit):
   Common stock                                           2,798           2,798
   Additional paid-in capital                            50,654          79,486
   Accumulated deficit                                  (46,987)        (48,505)
   Treasury stock                                       (75,150)        (44,431)
   Other                                                 (7,296)         (8,673)
                                                       --------        --------
     Total stockholders' deficit                        (75,981)        (19,325)
                                                       --------        --------
                                                      $ 897,246        $862,444
                                                       ========        ========

(A) Derived from the audited consolidated financial statements as of December 31, 1993.

     See accompanying notes to condensed consolidated financial statements.
PAGE

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three months ended          Nine months ended
                             -------------------------  ------------------------
                             October 31, September 30,  October 31, September 30,
                                1993         1994          1993         1994
                             ----------- -------------  ----------- -------------
                                    (In thousands except per share amounts)
                                                  (Unaudited)
Revenues:
  Net sales                  $  243,433  $ 242,821       $ 741,383   $ 756,250
  Royalties, franchise
   fees and other revenues       13,963     13,322          38,383      37,381
                              ---------   --------       --------    --------
                                257,396    256,143         779,766     793,631
                              ---------   --------        --------   --------
Costs and expenses:
  Cost of sales                 179,082    183,238         542,928     561,465
  Advertising, selling
   and distribution              34,401     32,120          83,305      82,315
  General and administrative
   expenses                      39,967     29,330         105,343      89,166
  Facilities relocation
   and corporate
   restructuring                     -       5,500          43,000       6,800
  Provision for doubtful
   accounts from former
   affiliates                        -          -            5,623          -
                              ---------   --------        --------   --------
                                253,450    250,188         780,199     739,746
                              ---------   --------        --------   --------
Operating profit (loss)           3,946      5,955            (433)     53,885
Interest expense                (17,140)   (18,280)        (56,718)    (53,748)
Other income (expense), net      (1,946)       737          (2,548)      4,602
Gain on sale of natural
  gas and oil business               -       6,043              -        6,043
                              ---------   --------        --------   --------
Income (loss) from
  continuing operations
  before income taxes
  and minority interests        (15,140)    (5,545)        (59,699)     10,782
Benefit from (provision for)
  income taxes                   (4,511)     2,662          (2,277)     (5,175)
                              ---------   --------        --------   --------
Income (loss) from
  continuing operations
  before minority
  interests                     (19,651)    (2,883)        (61,976)      5,607
Minority interests in
  (income) loss of
  consolidated
  subsidiaries                       20         -            4,038      (1,292)
                              ---------   --------        --------   --------
Income (loss) from
  continuing operations         (19,631)    (2,883)        (57,938)      4,315
Loss from discontinued
  operations, net of
  income taxes and
  minority interests             (7,799)        -          (12,513)         -
                              ---------   --------        --------   --------
Income (loss) before
  extraordinary items           (27,430)    (2,883)        (70,451)      4,315
Extraordinary items                (448)        -           (7,059)         -
                              ---------   --------        --------   --------
Net income (loss)            $  (27,878) $  (2,883)      $ (77,510)  $   4,315
                              =========   ========        ========   ========
Preferred stock dividend
  requirements               $   (1,458) $  (1,458)      $  (3,032)  $  (4,375)
Net loss applicable to
  common stockholders        $  (29,336) $  (4,341)      $ (80,542)  $     (60)

Loss per share:
  Continuing operations      $     (.99) $    (.18)      $   (2.69)  $      -
  Discontinued operations          (.37)        -             (.55)         -
  Extraordinary items              (.02)        -             (.31)         -
                              ---------   --------        --------   --------
Net loss                     $    (1.38) $    (.18)      $   (3.55)  $      -
                              =========   ========        ========   ========

     See accompanying notes to condensed consolidated financial statements.

PAGE

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Nine months ended
                                                      --------------------------
                                                     October 31,    September 30,
                                                         1993           1994
                                                     ------------   -------------
                                                            (In thousands)
                                                              (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                    $(77,510)     $   4,315
   Adjustments to reconcile net income (loss)
     to net cash and cash equivalents used in
     operating activities
      Depreciation and amortization of
       properties                                         23,192         25,167
      Amortization of costs in excess of net
       assets of acquired companies                        5,552          5,123
      Amortization of deferred debt discount,
       deferred financing costs and unearned
       compensation                                        6,816          8,328
      Write-off of deferred financing costs                5,955             -
      Provision for facilities relocation and
       corporate restructuring                            43,000          6,800
      Payments of facilities relocation and
        corporate restructuring                           (3,030)       (13,849)
      Interest expense capitalized and not paid               -           2,435
      Provision for doubtful accounts                      6,569          1,218
      Provision for (benefit from) deferred
        income taxes                                      (2,561)         3,045
      Gain on sale of natural gas and oil
        business                                              -          (6,043)
      Decrease in insurance loss reserves                 (3,071)        (1,119)
      Minority interests                                  (4,038)         1,292
      Loss from discontinued operations                   12,513             -
      Other, net                                          (3,709)        (6,577)
      Changes in operating assets and
        liabilities:
        Decrease (increase) in:
          Receivables                                     40,902        (13,497)
          Inventories                                    (13,846)         2,825
          Prepaid expenses and other current
           assets                                        (13,587)         5,839
        Decrease in:
          Accounts payable and other accrued
            expenses                                     (44,744)       (48,807)
                                                        --------      ---------
       Net cash and cash equivalents used in
          operating activities                           (21,597)       (23,505)
                                                        --------      ---------
Cash flows from investing activities:
   Business acquisitions:
     Properties, net                                          -         (12,130)
     Costs in excess of net assets of
      businesses acquired                                     -          (7,287)
     Other assets                                             -          (1,762)
     Debt issued and assumed                                  -           6,078
                                                        --------      ---------
                                                              -         (15,101)
   Proceeds from sale of natural gas and
      oil business                                            -          16,250
   Capital expenditures                                  (25,138)       (34,395)
   Proceeds from sales of properties                       1,730          8,859
   Investment in affiliate                                    -          (7,198)
   Purchase of minority interests                        (17,200)            -
   Redemption of investment in affiliate                   2,100             -
                                                        --------      ---------
     Net cash and cash equivalents used in
      investing activities                               (38,508)       (31,585)
                                                        --------      ---------
Cash flows from financing activities:
   Issuance of common stock                                9,650             -
   Proceeds from long-term debt                          680,291         21,199
   Repayments of long-term debt                         (533,883)       (38,095)
   Redemption of subsidiary preferred stock                   -            (937)
   Payment of deferred financing costs                   (29,791)            -
   Net decrease in short-term debt                        (8,748)            -
   Payment of preferred dividends                         (2,567)        (5,833)
                                                        --------      ---------
     Net cash and cash equivalents provided by
       (used in) financing activities                    114,952        (23,666)
                                                        --------      ---------
Net cash and cash equivalents provided by
   (used in) continuing operations                        54,847        (78,756)
Net cash and cash equivalents provided by
    discontinued operations                                  384          6,791
                                                        --------      ---------
Net increase (decrease) in cash and cash equivalents      55,231        (71,965)
Cash and cash equivalents at beginning of period          31,947        118,801
                                                        --------      ---------
Cash and cash equivalents at end of period              $ 87,178      $  46,836
                                                        ========      =========

     See accompanying notes to condensed consolidated financial statements.

PAGE

              TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1994
                                   (Unaudited)


(1)   Basis of Presentation

      The principal directly or indirectly wholly-owned subsidiaries (principally majority-owned prior to April 14, 1994 - see Note 12) of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company") are Graniteville Company ("Graniteville"), National Propane Corporation ("National Propane"), Southeastern Public Service Company ("SEPSCO"), Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown").

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, such financial statements contain all adjustments, consisting of normal recurring adjustments and, in all periods presented, certain significant charges described in Notes 16 and 17, necessary to present fairly the Company's financial position as of December 31, 1993 and September 30, 1994, its results of operations for the three-month and nine-month periods ended October 31, 1993 and September 30, 1994 and its cash flows for the nine-month periods ended October 31, 1993 and September 30, 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K ("Form 10-K") for the eight-month transition period ended December 31, 1993.

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

      Prior to the change by the Company to a calendar year, Graniteville and SEPSCO were consolidated for their fiscal years ending on or about February 28, National Propane was consolidated for its fiscal year ending April 30 and Arby's and Royal Crown, each of which had a fiscal year ending December 31, were consolidated for their twelve-month periods ending March 31. Accordingly, in the accompanying condensed consolidated statements of operations for the three-month and nine-month periods ended October 31, 1993, Graniteville and SEPSCO are included for their corresponding periods ended August 31, 1993, Arby's and Royal Crown are included for their corresponding periods ended September 30, 1993 and National Propane is included for its corresponding periods ended October 31, 1993.

      The three-month and nine-month periods ended October 31, 1993 (the "Comparable Three Months" and "Comparable Nine Months", respectively) have been presented herein since they are the periods most nearly comparable to the three-month and nine-month periods ended September 30, 1994. Due to the different periods consolidated in the Comparable Three Months and the Comparable Nine Months and the fact that consolidations were not prepared other than on a quarterly basis in Fiscal 1993 and Transition 1993, it was not practicable for the Company to recast its prior year results and present financial statements for the three-month and nine-month periods ended September 30, 1993.

(2)   Change in Control

      As previously reported, a change in control of the Company occurred on April 23, 1993 (the "Change in Control") whereby the Board of Directors of the Company was reconstituted and new senior executive officers were elected.

(3)   Inventories

      The following is a summary of the components of inventories:

                                                     December 31,   September 30,
                                                         1993           1994
                                                     ------------   ------------
                                                           (In thousands)
        Raw materials                                 $  26,930      $  24,839
        Work in process                                   6,676          7,634
        Finished goods                                   74,600         72,908
                                                      ---------      ---------
                                                      $ 108,206      $ 105,381
                                                      =========      =========

(4)   Properties

      The following is a summary of the components of properties, net:

                                                     December 31,   September 30,
                                                         1993           1994
                                                     ------------   ------------
                                                           (In thousands)
        Properties, at cost                           $ 447,083      $ 479,664
        Less accumulated depreciation
          and amortization                              185,087        202,124
                                                      ---------      ---------
                                                      $ 261,996      $ 277,540
                                                      =========      =========

(5)   Restricted Stock and Stock Options

      In April 1994 the Company's Board of Directors (and subsequently the Company's stockholders) approved amendments to the Company's 1993 Equity Participation Plan (the "Equity Plan"), including an increase in the authorized number of shares of Triarc's Class A common stock (the "Class A Common Stock") that may be granted as restricted stock or issued upon the exercise of stock options to 10,000,000 shares from 3,500,000 shares.

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

                           On or Prior
                           to March 30,       Price
                           ------------       -----
                             1999             $ 27.1875
                             2000             $ 36.25
                             2001             $ 45.3125

      Each option not previously vested if such price levels are not attained no later than each indicated date, will vest subsequent to March 30, 2001 according to its terms.

      During the nine months ended September 30, 1994, Triarc issued from its treasury stock 68,750 shares of restricted stock under the Equity Plan at an aggregate market value at the dates of grant of $1,376,000. The unamortized value of such grants was reflected as an addition to unearned compensation (included in "Other stockholders' deficit" in the accompanying condensed consolidated balance sheets) during the nine months ended September 30, 1994 and is being amortized to compensation expense over the applicable vesting periods through 1997. In addition to the issuance of the Performance Options, during the nine months ended September 30, 1994 Triarc also granted 826,500 stock options under the Equity Plan at option prices ranging from $14.375 to $24.125 representing the fair market value per share of Class A Common Stock at the dates of grant.

      During the nine months ended September 30, 1994, in exchange for 26,000 shares of restricted stock held by employees terminated during the period and 111,000 stock options held by such employees and directors who were not reelected during the period, the Company agreed to pay such holders (the "Rights") an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value thereof (see below). The Rights which resulted from the conversion of stock options have base prices ranging from $18.00 to $30.75 per share and the Rights which resulted from the conversion of restricted stock, all have a base price of zero. Such restricted stock was fully vested upon termination of the employees. As a result of such accelerated vesting the Company incurred a charge of $331,000 during the second quarter of 1994 included in "General and administrative expenses". After such exchange the Company has an aggregate 187,000 Rights exercisable which expire 16,000 in December 1994, 50,000 in January 1995, 16,000 in July 1995, and 105,000 in
      January 1997. Upon issuance of the Rights the Company recorded a liability equal to the excess of the then market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged. Such liability is adjusted to reflect material changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights on each period-end date.
      As a result, the Company recorded a credit of $185,000 during the quarter ended September 30, 1994 included as a reduction in "General and administrative expenses".

(6)   Loss Per Share

      The common shares used in the calculations of loss per share were 21,310,000 and 24,042,000 for the three-month periods ended October 31, 1993 and September 30, 1994, respectively, and 22,659,000 and 23,014,000 for the nine-month periods ended October 31, 1993 and September 30, 1994, respectively. The primary loss per share has been computed by dividing the net loss applicable to common stockholders by the number of common shares noted above. Common stock equivalents were not included in the computation of the weighted average shares outstanding because such inclusion would have been antidilutive. Fully diluted loss per share was not applicable for any of the periods presented since contingent issuances of common shares would have been antidilutive.

(7)   Income Taxes

      The Company's benefit from income taxes for the three-month period ended September 30, 1994 represents an effective rate which is higher than the Federal statutory income tax rate resulting from the reduction of tax provisions recorded in the first half of 1994 on pre-tax income which were higher than the Federal statutory income tax rate principally due to the effects state income taxes, net of Federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes ("Goodwill Amortization Effect"). The Company's provision for income taxes for the nine-month period ended September 30, 1994 represents an effective tax rate which is higher than the Federal statutory income tax rate due to the effect of state income taxes, net of Federal benefit, and the Goodwill Amortization Effect. The Company recorded provisions for income taxes for the three ended October 31, 1993 despite pre-tax losses in such periods principally due to provisions for income tax contingencies and other matters (Note 17), losses of certain subsidiaries for which no tax benefit is available, the Goodwill Amortization Effect and the increase in deferred income taxes resulting from the increase in the Federal income tax rate from 34% to 35% enacted in August 1993. The provision for the nine-month period ended October 31, 1993 was also impacted by the cost related to a five-year consulting agreement with the former Vice Chairman of the Company (Note
      17) which is not deductible for income tax purposes.

(8)   Long-term Debt

      As of September 30, 1994 Graniteville was in default of certain restrictive covenants of its $180,000,000 senior secured credit facility (the "Graniteville Credit Facility"). In October 1994 the Graniteville Credit Facility was amended (the "Amended Graniteville Credit Facility") such that Graniteville was in compliance with the restrictive covenants of the Amended Graniteville Credit Facility as of September 30, 1994 and based on the amended covenants and current projections, Graniteville anticipates remaining in compliance with the covenants under the Amended Graniteville Credit Facility at least through September 30, 1995. Borrowings under the Graniteville Credit Facility aggregated $167,912,000 as of September 30, 1994.

(9)   Transactions with Related Parties

      The Company continues to have related party transactions during the nine-month period ended September 30, 1994 of the nature and general magnitude as those described in the Form 10-K. The most significant of these transactions during the nine months ended September 30, 1994 are summarized below.

      Triarc leased space on behalf of its subsidiaries and former affiliates from a trust for the benefit of Victor Posner, the indirect owner of the Company's redeemable preferred stock, and his children. In July 1993 Triarc gave notice to terminate the lease effective January 31, 1994. The Company incurred rental expense of $360,000 for the month of January 1994. In addition, the Company is obligated to pay the base rent for the remaining lease period through April 1997 which, net of a related security deposit, aggregates approximately $12,000,000. Such amount was previously accrued by the Company during the Comparable Nine Months (see Note 17) and was originally due January 31, 1994. The due date for the base rent, together with interest since February 1, 1994 which is being accrued currently, has been extended to December 15, 1994.

      The Company leases aircraft from Triangle Aircraft Services Corporation ("TASCO"), a company owned by Nelson Peltz (Chairman and Chief Executive Officer of the Company) and Peter W. May (President and Chief Operating Officer of the Company), for an aggregate annual rent of $1,800,000 ($2,200,000 prior to October 1, 1994). In connection with such leases the Company had rent expense for the nine-month period ended September 30, 1994 of $1,650,000. Pursuant to this arrangement, the Company pays the operating expenses of the aircraft directly to third parties. The rent was reduced effective October 1, 1994 reflecting the termination of the lease for one of the aircraft.

      The Company subleases through January 31, 1996 approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party from a former affiliate of Messrs. Peltz and May. In addition, until September 1994, the Company also subleased approximately 15,000 square feet of furnished office space in West Palm Beach, Florida (the "West Tower") owned by an unaffiliated third party from an affiliate of Messrs. Peltz and May. The aggregate amount incurred by the Company with respect to such subleases, including operating expenses, and net of amounts received by the Company for sublease of a portion of such space of $268,000, was approximately $1,221,000 during the nine-month period ended September 30, 1994, which is less than the aggregate amounts the sublessors paid to the unaffiliated landlords but represents amounts the Company believes it would pay to an unaffiliated third party for similar improved office space. In addition, Triarc leases through February 2000 approximately 17,000 square feet of office space in West Palm Beach, Florida (the "East Tower") owned by an unaffiliated third party under a lease assumed from a former affiliate of Messrs. Peltz and May. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the New York and the East Tower office space. In June 1994 the Company decided to centralize its corporate offices in New York City. In connection therewith, the Company subleased the East Tower to an unaffiliated third party on August 22, 1994 (see Note 16).

(10)  Contingencies

      In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC concluded that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

      As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and is performing a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils.
      Remediation has recently been completed or is ongoing at four sites.
      In addition, remediation will be required at thirteen sites which were sold to or leased by the purchaser of the ice operations (see Note 15) and such remediation will be made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is ongoing at six of such sites. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of such remediation and/or removal will approximate $4,175,000, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through September 30, 1994 of $2,310,000 and has a remaining accrual of $1,865,000.

      In August 1993 NVF Company ("NVF"), which was affiliated with the Company until the Change in Control, became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2,300,000 with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance Company Limited ("Chesapeake Insurance"), an indirect subsidiary of Triarc, (ii) certain insurance premiums owed by the Company to IRM, a subsidiary of NVF, and (iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against the Company and certain former affiliates alleging causes of action against the Company for (a) aiding and abetting breach of fiduciary duty by Victor Posner, (b) equitable subordination of, and objections to, claims which the Company has asserted against NVF, (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to the Company and (d) violations of the Racketeering Influenced and Corrupt Organizations Act. The NVF Committee's complaint seeks an undetermined amount of damages from the Company, as well as relief identified in the previous sentence. On August 30, 1994 the district court issued an order granting Triarc's motion to dismiss certain of the claims including the claims under the Racketeering Influenced and Corrupt Organizations Act and allowing the NVF Committee to file an amended complaint alleging why certain other claims should not be barred by applicable statutes of limitation. On October 17, 1994 the NVF Committee filed a second amended complaint alleging causes of action for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of, and objections to, claims which the Company has asserted against NVF, and (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to the Company. The Company has responded to the second amended complaint by filing a motion to dismiss the complaint in its entirety. The parties to the NVF Litigation are presently conducting pre-trial discovery and a trial date has not been set. The Company intends to continue contesting these claims. Nevertheless, during Transition 1993 the Company provided approximately $2,300,000 with respect to claims related to the NVF Proceeding. The Company has incurred actual costs through September 30, 1994 of $484,000 and has a remaining accrual of $1,816,000. Based upon information currently available to the Company and after considering its current reserve levels, the Company does not believe that the outcome of the NVF Proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In June 1994 NVF commenced a lawsuit in federal court against Chesapeake Insurance and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF seeks compensatory damages in an aggregate amount of approximately $2,000,000 and punitive damages in the amount of $3,000,000. In July 1994 Chesapeake Insurance responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake Insurance denies the material allegations of NVF's complaint and asserts defenses, counterclaims and set-offs against NVF. Chesapeake Insurance intends to continue contesting NVF's allegations in the Chesapeake Litigation. Based upon information currently available to the Company, the Company does not believe that the outcome of the Chesapeake Litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

      In July 1993 APL Corporation ("APL"), which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to the Company and preferential transfers allegedly made by APL to a defendant other than the Company. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts claims against the Company for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which the Company has asserted against APL, (c) declaratory relief as to whether APL has any liability to the Company and (d) recovery of fraudulent transfers allegedly made by APL to the Company prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from the Company, as well as the other relief identified in the preceding sentence. In April 1994 the Company responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs (the "Answer"). In the Answer, the Company denies the material allegations in the complaint and asserts counterclaims and set-offs against APL. The parties to the APL Litigation are presently conducting pre-trial discovery and a trial date has not been set. The Company intends to continue contesting the claims in the APL Litigation. Based upon the results of the Company's investigation of these matters to date, the Company does not believe that the outcome of the APL Litigation will have a material adverse effect on the financial position or results of operations of the Company.

      In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In September 1994 National Propane hired an environmental consulting firm to advise it on possible remediation methods and to provide an estimate of the cost of such remediation. Since the environmental consulting firm has not yet completed its report, National Propane is currently unable to estimate the amount of such remediation costs, if any. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor or through government funds which provide reimbursement for such expenditures under certain circumstances. Based on currently available information and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and no estimate can currently be made of the costs thereof, and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor or through government reimbursement, the Company does not believe that the outcome of this matter will have a material adverse effect on the financial position or results of operations of the Company.

      The Company is also engaged in ordinary, routine litigation incidental to its businesses. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(11)  Acquisitions

      During the first quarter of 1994 the Company consummated two related transactions whereby it sold 20 Company-owned restaurants having a net book value of $2,326,000 and acquired 33 previously franchised restaurants from the same party for a net cash purchase price of $10,000,000. Since the combined transaction was accounted for as a nonmonetary exchange, the Company did not recognize any gain or loss on the combined transaction. During the third quarter of 1994 the Company purchased an additional three restaurants from franchisees for cash purchase prices and related costs aggregating $1,038,000. During the nine months ended September 30, 1994, the Company purchased the assets of several smaller liquefied petroleum ("LP") gas companies for aggregate purchase prices of $7,675,000 consisting of cash of $4,062,000 and notes aggregating $3,613,000. All such restaurant and LP gas acquisitions have been accounted for in accordance with the purchase method of accounting and accordingly, the Company has reflected $7,287,000 of costs in excess of the fair value of the related net assets acquired as "Costs in excess of net assets of acquired companies", which is being amortized over periods of 12 to 15 years.

      On September 20, 1994 the Company entered into a definitive merger agreement (the "Merger Agreement") with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of quick service fish and seafood restaurants, whereby a subsidiary ("Mergerco") of Triarc will acquire all of the outstanding stock of LJS (the "Acquisition") for $0.52 per share or an aggregate of approximately $49,071,000, pay an estimated $2,534,000 to settle all outstanding warrants to purchase LJS common stock, and make an additional payment of $632,000 to a minority shareholder for an aggregate purchase price of $52,237,000.
      In addition, Mergerco will extinguish all existing LJS long-term debt, excluding capital lease obligations, plus accrued interest (which aggregated $438,801,000 and $8,133,000, respectively, as of September 30, 1994). The acquisition is subject to consummation of certain financing arrangements and other customary closing conditions.

      The Company has not presented pro forma financial information since the financing has not been completed and other customary closing conditions required for the Acquisition have not yet been consummated. The following table, however, sets forth summarized financial information of LJS for its most recent fiscal year and quarter derived from amendment No. 4 to its Form S-1 registration statement filed by LJS with the Securities and Exchange Commission on November 2, 1994:

                                              Year ended      Three months ended
                                             June 29, 1994    September 28, 1994
                                             -------------    ------------------
                                                      (In thousands)
          Total revenues                     $  642,696            $ 159,661
          Operating earnings                     29,947               11,404
          Net loss                              (13,862)              (2,464)
          Total assets (as of period-end)       553,751              560,476
          Shareholders' deficit (as of
           period-end)                          (25,262)             (27,726)

      On October 6, 1994 certain minority shareholders of LJS on their own behalf and derivatively on behalf of LJS commenced an action in the Supreme Court of New York against certain defendants including the majority shareholder and certain current directors of LJS. On October 26, 1994 an amended complaint was filed to add the Company and LJS as nominal defendants. The suit alleges breaches of fiduciary duty by each of the defendants (other than LJS and the Company) and breach of contract by the majority stockholder in respect of the adoption of the Merger Agreement by the Board of Directors of LJS. The plaintiffs are seeking a preliminary and permanent injunction (i) prohibiting the consummation of the merger between the Company and LJS, (ii) prohibiting LJS from prepaying or redeeming, or in any way facilitating or agreeing to the prepayment or redemption, of LJS's subordinated debt held by its majority shareholder and (iii) voiding any "no shop" provision to which defendants and/or LJS have agreed and requiring the defendants to negotiate in good faith with other prospective purchasers, including a minority shareholder. The complaint, as amended, also seeks other relief including compensatory and punitive damages from the defendants, other than the Company and LJS. A hearing on the plaintiffs' motion for a preliminary injunction has been scheduled for early December 1994. The majority shareholder and defendant directors of LJS have advised Triarc that they believe that the suit is without merit and that they intend to defend the suit vigorously. In the event that an injunction is issued prior to the closing of the Acquisition, and while such injunction remains in effect, the Acquisition will not be consummated. Since the action does not seek any damages from the Company, Triarc does not believe that the outcome of this action will have a material adverse effect on the financial position or results of operations of the Company.

(12)  SEPSCO Merger and Litigation Settlement

      In December 1990 a purported shareholder derivative suit (the "SEPSCO Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "SEPSCO Settlement") with the plaintiff (the "Plaintiff") in the SEPSCO Litigation. On April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with a transaction in which each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than the Company, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,824 shares. Following the SEPSCO Merger, the Company owns 100% of the SEPSCO Common Stock. The Company paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the Settlement Agreement. An aggregate $1,700,000, including such costs together with estimated Company legal costs of $400,000, was provided for in the Comparable Nine Months. Triarc estimated that an aggregate $3,750,000 (the "SEPSCO Stock Settlement Cost") of the value of its Class A Common Stock issued in the SEPSCO Merger together with the $1,250,000 of Plaintiff's counsel fees paid in cash and previously accrued in the Comparable Nine Months represented settlement costs of the SEPSCO Litigation. The SEPSCO Stock Settlement Cost was provided in Transition 1993 since it was during such period that the Company determined that the litigation settlement was more likely than not to be approved by the District Court.

      The fair value as of April 14, 1994 of the 2,691,824 shares of Class A Common Stock issued in the SEPSCO Merger, net of the portion of such consideration representing the SEPSCO Stock Settlement Cost, aggregated $52,105,000 (the "Merger Consideration"). The SEPSCO Merger is being accounted for in accordance with the purchase method of accounting and the Company's minority interest in SEPSCO has been eliminated. The Company has made a preliminary determination of the fair value of the additional 28.9% interest in SEPSCO's assets acquired and liabilities assumed. Until such valuations are completed, the Company has reflected $21,433,000 as "Costs in excess of net assets of acquired companies" ("Goodwill"). Such Goodwill is being amortized on a straight-line basis over 25 years since it is assumed that a portion thereof will ultimately be allocated to assets with depreciable lives of less than the Company's amortization periods for Goodwill of 30 to 40 years. Pro forma condensed summary operating results of the Company for the nine-month period ended September 30, 1994 giving effect to the SEPSCO Merger as if it had been consummated on January 1, 1994, are set forth below.

                                                               Nine months ended
                                                              September 30, 1994
                                                              ------------------
                                                                (In thousands)
        Revenues                                                    793,631
        Operating profit                                             53,635
        Income from continuing operations before
          income taxes                                               10,532
        Provision for income taxes                                    5,175
        Income from continuing operations                             5,357
        Income from continuing operations per share (a)                 .04


        -------------
        (a) Income from continuing operations per share reflects the assumed issuance as of January 1, 1994 of 2,691,824 additional shares of Class A Common Stock that were actually issued on April 14, 1994 in connection with the SEPSCO Merger.

(13)  Extraordinary Items

      In connection with early extinguishments of debt which were refinanced in April and August 1993, the Company recognized extraordinary charges of $7,059,000 during the Comparable Nine Months representing write-offs of unamortized deferred financing costs of $5,955,000 and the payment of prepayment penalties of $6,651,000, partially offset by $4,022,000 of income tax benefit and $1,525,000 of discount resulting from redemption of debt.

(14)  Sale of Natural Gas and Oil Business

      On August 31, 1994 a subsidiary of SEPSCO sold substantially all of the operating assets of its natural gas and oil business for cash of $16,250,000 net of $750,000 held in escrow to cover certain indemnities given to the buyer by a subsidiary of SEPSCO. Such sale resulted in a pre-tax gain of $6,043,000 which the Company recorded during the three months ended September 30, 1994.

(15)  Discontinued Operations

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

      In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of $1,162,000. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, the Company estimates it will approximate $2,100,000, the estimated amount of which had previously been accrued. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's refrigeration business. In June and July 1994 SEPSCO sold two of its cold storage plants and two idle properties with a net book value of $1,915,000 for $582,000 of cash and $700,000 of notes, resulting in a loss, including expenses of $50,000, of $683,000, the estimated amount of which had previously been accrued. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6,500,000 in cash, a $3,000,000 note (discounted value $2,486,000) and the assumption by the buyer of certain liabilities of up to $2,500,000. Such letter of intent originally expired on August 15, 1994 but has been extended to November 30, 1994. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such purchase price and excluding any proceeds from the $3,000,000 note until collection is reasonably assured, the Company estimates that it will incur a loss of approximately $4,500,000, the estimated amount of which had previously been accrued, including the write-off of approximately $700,000 of properties, principally land, with minimal value not being sold to the buyers. The note would be secured by the assets of the cold storage operation (subject to a security interest by any lender to the buyers), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing such sale on substantially the same terms as set forth in the letter of intent by the end of the fourth quarter of 1994.

      After (i) consideration of (a) a $5,363,000 write-down (net of tax benefit and minority interests aggregating $7,540,000) reflected in operating profit (loss) of discontinued operations during the three-month period ended April 30, 1993 prior to the decision by SEPSCO's Board of Directors to sell SEPSCO's utility and municipal services and refrigeration businesses, (b) a $10,400,000 provision ($7,397,000 net of minority interests with no income tax benefit) for the estimated loss on the sale of the discontinued operations recorded in the Comparable Three Months and (c) a $2,000,000 provision ($1,423,000 net of minority interests with no income tax benefit) for additional estimated loss on the sale of the discontinued operations recorded in the two-month period ended December 31, 1993 and (ii) the analysis performed to date with respect to the proposed sale of the cold storage operations, the Company expects that all consummated dispositions as well as the anticipated disposition of the cold storage operations, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse effect on the financial position or results of operations of the Company.

      The income (loss) from discontinued operations consisted of the following:

                                                      Three            Nine
                                                  months ended     months ended
                                                   October 31,      October 31,
                                                      1993             1993
                                                  ------------     ------------
                                                          (In thousands)
             Loss from operations of businesses
               to be disposed net of income
               taxes and minority interests          $  (402)        $  (5,116)

             Loss on disposal of discontinued
               operations without income tax
               benefit net of minority
               interests                              (7,397)           (7,397)
                                                     -------          --------
                                                     $(7,799)        $ (12,513)
                                                     =======          ========

(16)  Facilities Relocation and Corporate Restructuring

      The "Facilities relocation and corporate restructuring" in the 1994 periods consists of the following:

                                               Three months     Nine months
                                                   ended           ended
                                               September 30,   September 30,
                                                   1994            1994
                                               -------------   -------------
                                                       (In thousands)
         Estimated loss on the sublease of
          Triarc's former corporate office
            in West Palm Beach, Florida,
          including the write-off of
          leasehold improvements (see Note 9)    $  3,300       $   3,300
         Estimated relocation costs of
            employees formerly located in
            the West Palm Beach office
            relocated during the third
          quarter of 1994                           1,800           1,800
         Severance costs related to
            terminated corporate
            employees                                 400           1,700
                                                  -------         -------
                                                 $  5,500       $   6,800
                                                  =======         =======

(17)  Significant Charges in the Comparable Three Months and Comparable Nine
      Months

      The accompanying condensed consolidated statements of operations for the Comparable Three Months and the Comparable Nine Months include the following significant charges related principally to actions taken in connection with the Change in Control and included in "Loss from continuing operations":

                                               Three months     Nine months
                                                   ended           ended
                                                October 31,     October 31,
                                                   1993            1993
                                               ------------    ------------
                                                       (In thousands)
         Estimated costs to relocate the
           Company's corporate headquarters
           and terminate the lease on its
           existing corporate facilities         $     -        $ 14,900
         Estimated corporate restructuring
           charges including personnel
           recruiting and relocation costs,
           employee severance costs and
           consultant fees                             -          20,300
         Costs related to a five-year
           consulting agreement extending
           through April 1998 between
           the Company and its former
           Vice Chairman                               -           6,000
         Other restructuring costs                     -           1,800
                                                 --------       --------
              Total facilities relocation
               and corporate restructuring
               charges                                 -          43,000
         Write-off of uncollectible notes
           and other amounts due from former
           affiliates                                  -           5,140   (a)
         Increased reserves for Company and
           third party insurance and
           reinsurance losses                      10,006  (b)    10,006   (b)
         Payment to a special committee of the
           Company's Board of Directors                -           4,900   (b)
         Provision for legal matters                2,300  (b)     2,300   (b)
         Provision for closing certain
           non-strategic Company-owned
           restaurants and abandoned
           bottling facilities                         -           2,200   (b)
         Estimated costs to comply with new
           package labeling regulations                -           1,500   (c)
         Increased reserve for advertising
           allowances to independent bottlers
           and coupon redemption                    7,772  (c)        -    (f)
         Reversal of unpaid incentive plan
           accruals provided in prior years            -          (7,297)  (b)
         Other                                         -           2,246   (b)
                                                 --------       --------
              Total net charges affecting
               operating profit                    20,078         63,995
         Interest accruals relating to
           income tax matters                          -           6,109   (d)
         Costs of certain shareholder and
           other litigation                            -           5,947   (e)
         Settlement of accrued rent balance
           in connection with the Change
           in Control                                  -          (8,900)  (e)
         Commitment fees and other compensation
           costs relating to a proposed financing
           which was not consummated                   -           3,200   (e)
         Reduction to estimated net realizable
           value of certain assets held for
           sale other than discontinued operations     -           2,147   (e)
         Income tax benefit relating to the
           above net charges                       (3,836)       (16,240)
         Provision for income tax contingencies
           and other tax matters                    6,000         13,897
         Minority interest effect of above net
           charges                                   (230)        (4,112)
                                                  -------        -------
                                                 $ 22,012       $ 66,043
                                                  =======        =======

   ----------

         (a) Included in "Provision for doubtful accounts from former affiliates"
         (b)  Included in "General and administrative expenses"
         (c)  Included in "Advertising, selling and distribution"
         (d)  Included in "Interest expense"
         (e)  Included in "Other income (expense), net"
         (f)  Not applicable to the nine-month period ended October 31, 1993


(18)  Subsequent Events

      The Company has entered into a letter agreement for the acquisition of up to 43 currently franchised restaurants for cash of up to $7,250,000 and the assumption of up to approximately $5,000,000 of capitalized lease obligations. Such acquisition is expected to be completed by the end of 1994.

      On October 7, 1994 National Propane entered into a $150,000,000 revolving credit and term loan agreement with a group of banks (the "Bank Facility"). The Bank Facility consists of a $40,000,000 revolving credit facility and three tranches of term loans aggregating $110,000,000. An aggregate of $30,000,000, including $20,000,000 of the term loans and, after one year, $10,000,000 of the revolving credit facility is restricted to the redemption, in part, of the $54,000,000 outstanding principle amount of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures"), in connection with the intended transfer of Public Gas Company, a subsidiary of SEPSCO engaged in the distribution of LP gas, to National Propane (the precise nature and timing of such transfer has not yet been determined). Further, $15,000,000 of the revolving credit facility is restricted for niche acquisitions by National Propane (the "Acquisition Sublimit") and any outstanding borrowings under the Acquisition Sublimit convert to term loans in October 1997. Borrowings under the Bank Facility bear interest at rates based either on the London Interbank Offered Rate ("LIBOR") or an alternate base rate (the "ABR") at the option of National Propane. The ABR represents the higher of the prime rate or 0.5% over the Federal funds rate.
      Revolving credit loans bear interest at 2.25% over LIBOR or 1.00% over ABR, while the term loans bear interest at rates ranging from 2.50% to 3.50% over LIBOR or 1.25% to 2.25% over ABR, respectively. Revolving credit loans, exclusive of the $15,000,000 Acquisition Sublimit, mature in March 2000. The term loans amortize annually commencing in 1995 at $8,750,000 increasing to $16,000,000 in 2003. The Bank Facility agreement includes certain restrictive covenants including limitations on advances or dividends to Triarc exclusive of permitted payments which include, among others, $45,000,000 of cash dividends to Triarc, of which $40,000,000 was paid in October 1994, and $30,000,000 to provide a portion of the funds to repay the 11 7/8% Debentures. National Propane incurred fees of approximately $5,000,000 plus legal fees and other costs in connection with the Bank Facility which will be deferred and amortized using the interest rate method over the term of the Bank Facility loans.

      In connection with the closing of the Bank Facility, National Propane redeemed prior to maturity the entire outstanding $49,000,000 principal amount of National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 (the "13 1/8% Debentures"). Such early extinguishment of debt will result in an extraordinary charge of $1,819,000 during the fourth quarter of 1994. Such charge represents the write-off of unamortized deferred financing costs and unamortized original issue discount of $875,000 and $2,623,000, respectively, less income tax benefit of approximately $1,679,000. Should the Company utilize the aforementioned portion of the Bank Facility which availability is conditioned upon the early retirement of the 11 7/8% Debentures, the Company would incur an additional extraordinary charge upon such redemption.
PAGE

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

      The nine-month and three-month periods ended September 30, 1994 are compared below with the nine-month period ended October 31, 1993 (the "Comparable Nine Months") and with the three-month period ended October 31, 1993 (the "Comparable Three Months"), respectively. It was not practicable for the Company to recast its prior year results and, accordingly, the Comparable Nine Months and Comparable Three Months were used as the nine-month and three-month periods most nearly comparable to the nine-month and three-month periods ended September 30, 1994, respectively. See Note 1 to the accompanying condensed consolidated financial statements for a discussion of the fiscal periods of Triarc's principal subsidiaries included in the Comparable Nine Months and Comparable Three Months.

      As previously reported, a change in control of the Company occurred on April 23, 1993 (the "Change in Control") whereby the Board of Directors of the Company was reconstituted and new senior executive officers were elected. The results of operations of the Comparable Nine Months, therefore, reflect, in large part, the business strategies of prior management.

RESULTS OF OPERATIONS

      The diversity of the Company's business segments preclude any overall generalization about trends for the Company. The textile segment is subject to cyclical economic trends that affect the domestic textile industry. In addition, the textile industry has experienced significant competition from foreign manufacturers that generally have access to less expensive labor and, in certain cases, raw materials. However, certain fabrics which comprise the principal product lines sold by the Company (e.g., workwear) have experienced foreign competition to a lesser degree than the industry in general. Exchange rate fluctuations can also affect the level of demand for the textile segment's products by changing the relative price of competing fabrics from overseas producers.
      Trends affecting the fast food segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with fast food being the most rapidly growing segment of the restaurant industry, and increased price competition in the fast food industry, particularly evidenced by the "value menu" concept which offers comparatively lower prices on certain menu items, the "combo meals" concept which offers a combination meal at an aggregate price lower than the individual food and beverage items and couponing.

      Trends affecting the soft drink segment in recent years have included the increased market share of private label soft drinks and increased price competition resulting in significant price discounting throughout the industry and the introduction of "new age" beverages.

      Liquefied petroleum ("LP") gas, relative to other forms of energy, is gaining recognition as an environmentally superior, safe, convenient, efficient and easy-to-use energy source in many applications. The other significant trend affecting the LP gas segment in recent years is the energy conservation trend, which from time to time has negatively impacted the demand for energy by both residential and commercial customers.

      Nine Months Ended September 30, 1994 Compared with Nine Months Ended October 31, 1993

                                                                 Revenues
                                                             Nine months ended
                                                        --------------------------
                                                        October 31,   September 30,
                                                           1993           1994
                                                           ----           ----
                                                              (In thousands)
        Textiles                                        $ 391,257      $407,147
        Fast Food                                         159,566       162,441
        Soft Drink                                        116,807       115,735
        Liquefied Petroleum Gas                           102,290       108,308
        Other                                               9,846           --
                                                        ---------      --------
                                                        $ 779,766      $793,631
                                                        =========      ========

      Revenues increased $13.9 million to $793.6 million in the nine months ended September 30, 1994. Such increase principally reflects higher revenues in the Company's textile, LP gas and fast food segments offset by the absence of revenues in 1994 from certain non-core operations previously sold or which ceased doing business prior to 1994 ($9.8 million) which are included in "Other" in the table above and slightly lower revenues in the Company's soft drink segment. Textile revenues increased $15.9 million (4.1%) to $407.1 million in 1994 principally due to higher volume in the utility wear product components of the woven apparel product line, partially offset by lower average selling prices in all of the woven apparel product lines reflecting both a lower-priced product mix and decreased selling prices, and higher average selling prices for specialty products, reflecting a higher-priced product mix. LP gas revenues increased $6.0 million (5.9%) to $108.3 million largely due to the effect in 1994 of niche acquisitions consummated at the end of 1993 and, more significantly, an increase in the number of gallons sold exclusive of acquisitions. The volume increase was due to the inclusion of January in the 1994 period for the larger of the two LP gas operations, while the Comparable Nine Months included October for such operation, historically a lower volume month. January is ordinarily a high volume month, but January 1994 had particularly high volume due to the unusually cold temperatures throughout much of the country. Fast food revenues increased $2.9 million (1.8%) to $162.4 million due to an increase in royalties and franchise fees resulting from a net increase of 84 franchised restaurants and an increase in franchised same-store sales. Net sales of Company-owned restaurants were relatively unchanged. Soft drink revenues declined $1.1 million (0.9%) to $115.7 million reflecting an aggregate $6.3 million decrease in (i) domestic branded diet product due to soft bottler case sales and (ii) Canadian branded product sales resulting from higher than anticipated bottler inventory levels at the Transition 1993 year end partially offset by a $3.5 million increase in private label sales, despite a one-time inventory adjustment by its private label customer, resulting from continued gains in the domestic market and expansion internationally and a $1.7 million increase in other branded product sales due to improved volume.

      Gross profit (total revenues less cost of sales) decreased $4.7 million to $232.2 million in the nine months ended September 30, 1994 and gross margins decreased to 29.3% from 30.4%. The decrease in gross profit was due to (i) lower margins in the textile segment and (ii) the nonrecurring gross profit in the Comparable Nine Months from the Company's non-core insurance operation which ceased writing new insurance effective October 1993. The lower margins in the textile segment resulted from (i) higher cost of cotton which could not be fully passed on to woven apparel customers through higher selling prices, (ii) lower sales prices in indigo-dyed and piece-dyed sportswear reflecting market conditions and (iii) a nonrecurring decrease to cost of sales in the Comparable Nine Months resulting from a Fiscal 1993 year-end adjustment to revise inventory costing estimates made in the prior three quarters to actual. Such decreases were partially offset by (i) the effect of the increase in sales volume discussed above, (ii) higher margins in the LP gas segment due to product costs decreasing more than selling prices, (iii) higher margins in the fast food segment resulting from the effect of management's programs to reduce food and labor costs and (iv) higher royalty and franchise fee revenues with no offsetting cost of sales.

      Advertising, selling and distribution expenses decreased $1.0 million to $82.3 million in the nine months ended September 30, 1994 principally due to the lack of any 1994 charges similar to $1.5 million of 1993 charges in the soft drink segment for compliance with soft drink package labeling regulations, which became effective in May 1994.

      General and administrative expenses decreased $16.2 million to $89.2 million in the nine months ended September 30, 1994 reflecting expenses in the Comparable Nine Months that did not recur in 1994 offset by net increases in general and administrative expenses in 1994 exclusive of the non-recurring expenses. Such non-recurring expenses consisted of
      (a) significant charges which net to $14.3 million and consist of (i) a $10.0 million provision for insurance loss reserves, (ii) a $4.9 million payment to a special committee of Triarc's Board of Directors in connection with the Change in Control, (iii) a $2.3 million provision for legal matters, (iv) a $2.2 million provision for closing certain non-strategic Company-owned restaurants and abandoned bottling facilities and (v) $2.2 million of other charges, less (vi) a release of $7.3 million of incentive plan accruals provided in prior years which were no longer required as a result of the termination of such incentive plans in Fiscal 1993 and (b) $5.8 million of general and administrative expenses in the Comparable Nine Months for certain non-core operations previously sold or which ceased doing business prior to 1994. The net increases in other general and administrative expenses in 1994 principally resulted from increases in employee compensation costs primarily associated with the new management organizations in the soft drink and fast food segments, including the respective chief executive officer departments which were not present during much of the Comparable Nine Months.

      The 1994 facilities relocation and corporate restructuring charges of $6.8 million consist of (i) a loss on the sublease of Triarc's former corporate offices in West Palm Beach, Florida, including the write-off of leasehold improvements, (ii) estimated relocation costs of employees formerly located in the West Palm Beach office relocated during the third quarter of 1994 and (iii) severance costs related to terminated corporate employees. The facilities relocation and corporate restructuring charges of $43.0 million in the Comparable Nine Months consisted principally of (i) estimated costs to relocate the Company's headquarters and terminate the lease on its then existing corporate facilities, (ii) estimated corporate restructuring charges including personnel recruiting and relocation costs, employee severance costs and consultant fees and (iii) costs related to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between the Company and its former Vice Chairman. Such charges in the Comparable Nine Months related to actions taken in connection with the Change in Control.

      The provision for doubtful accounts from former affiliates of $5.6 million in the Comparable Nine Months principally relates to the write-off of certain secured notes and accrued interest receivable from two former affiliates currently in bankruptcy proceedings for which significant doubt exists with regard to the net realizability of the underlying collateral, offset in part by a recovery of certain amounts previously written off from another former affiliate through offset in connection with minority share acquisitions in connection with the Change in Control.

      Interest expense decreased $3.0 million to $53.7 million in the nine months ended September 30, 1994 due to $6.1 million of interest accruals related to income tax matters in the Comparable Nine Months and the lower interest rates of debt issued in the refinancings which occurred in connection with the Change in Control or subsequent thereto partially offset by the higher average levels of such debt.

      Other income (expense), net improved $7.2 million in the nine months ended September 30, 1994 principally due to (i) net significant charges in the Comparable Nine Months that did not recur in 1994, (ii) other nonrecurring charges in the Comparable Nine Months, (iii) $3.1 million of interest income in 1994 and (iv) a $1.0 million nonrecurring realized gain in 1994 in connection with the redemption of an investment in a former bottling subsidiary previously written off.
      Such net nonrecurring significant charges consisted of expenses in the Comparable Nine Months which did not occur in the nine months ended September 30, 1994 including (i) $5.9 million of costs of certain shareholder and other litigation, (ii) $3.2 million of commitment fees and other compensation costs relating to a proposed alternative financing which was not consummated, (iii) $2.1 million of reductions to estimated net realizable value of certain assets held for sale other than discontinued operations less an $8.9 million credit from the settlement of an accrued rent balance in connection with the Change in Control. The other nonrecurring charges in the Comparable Nine Months consisted of $1.2 million of legal fees relating to certain stockholder litigation and a $1.0 million loss from the sale of a non-core business.

      The gain on sale of the natural gas and oil business of $6.0 million resulted from the August 31, 1994 sale of such business for cash of $16.2 million.

      The provision for income taxes for the nine months ended September 30, 1994 represents an effective tax rate of 48% which is higher than the Federal statutory income tax rate of 35% principally due to the effects of state income taxes, net of Federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes. The Company recorded an income tax provision for the Comparable Nine Months despite a pre-tax loss due to
      (i) provisions for income tax contingencies and other tax matters, (ii) the impact of losses of certain subsidiaries for which no tax benefit is available, (iii) the impact of costs related to the Consulting Agreement and amortization of costs in excess of net assets of acquired companies which were not deductible for tax purposes and (iv) the increase in deferred income taxes resulting from the increase in the Federal income tax rate from 34% to 35% enacted in August 1993.

      Minority interests in (income) loss of consolidated subsidiaries was a $1.3 million expense in the nine months ended September 30, 1994 compared with $4.0 million of income in the Comparable Nine Months. Such change, reflecting an aggregate loss by the consolidated subsidiaries with minority ownership in the Comparable Nine Months to income in 1994, is principally due to (i) $3.1 million from higher earnings of the continuing operations of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc until the 28.9% minority ownership was acquired on April 14, 1994 (the "SEPSCO
      Merger" - see Note 12 to the accompanying condensed consolidated financial statements), (ii) $0.8 million from the facilities relocation and corporate restructuring and other significant charges during the Comparable Nine Months that were allocated to subsidiaries with minority ownership and that did not recur in the 1994 period, (iii) $0.7 million from the April 1993 acquisition in connection with the Change in Control of the minority interest of a formerly partially-owned subsidiary which had losses in the Comparable Nine Months during a portion of which there was a minority interest and (iv) $0.7 million from the January 1994 sale of a non-core partially-owned subsidiary which had losses in the Comparable Nine Months.

      The loss from discontinued operations of $12.5 million, net of income taxes and minority interests, in the Comparable Nine Months consisted of a loss from operations of the businesses to be disposed of $5.1 million and a charge for the estimated loss on disposal of such operations of $7.4 million. The loss from operations of the businesses to be disposed was due to a $5.4 million write-down (net of tax benefit and minority interests of $7.5 million) relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress of the Company's discontinued operations. The estimated loss on disposal reflected the Company's estimate of losses to be incurred on the sale or liquidation of the discontinued operations, including projected operating results through the anticipated disposal dates. There is no similar income or loss in 1994 since the estimated operating losses of such remaining discontinued operations through their actual or estimated dates of disposal and the estimated losses on disposal were previously recorded.

      The extraordinary items in the Comparable Nine Months resulted from the early extinguishments of certain debt in April and August 1993 and was comprised of the write-off of unamortized deferred financing costs of $6.0 million and the payment of prepayment penalties of $6.6 million, partially offset by $4.0 million of income tax benefit and $1.5 million of discount resulting from redemption of debt.

      Net income of $4.3 million in the nine months ended September 30, 1994 improved $81.8 million from a loss of $77.5 million in the Comparable Nine Months as a result of the factors discussed above, most significantly the prior period charges related to the facilities relocation and corporate restructuring and other significant items included in continuing operations which aggregate $66.0 million net of the related tax benefit, and the loss from discontinued operations and the extraordinary charges previously discussed.

      Three Months Ended September 30, 1994 Compared with Three Months Ended October 31, 1993

                                                                 Revenues
                                                            Three months ended
                                                         ------------------------
                                                         October 31,  September 30,
                                                            1993          1994
                                                            ----          ----
                                                              (In thousands)
        Textiles                                         $ 129,179   $ 133,474
        Fast Food                                           57,281      58,404
        Soft Drink                                          39,133      38,116
        Liquefied Petroleum Gas                             30,293      26,149
        Other                                                1,510          -
                                                         ---------    --------
                                                         $ 257,396   $ 256,143
                                                         =========    ========

      Revenues decreased $1.3 million to $256.1 million in the three months ended September 30, 1994. Such decrease reflects lower revenues in the Company's LP gas and soft drink segments as well as the absence of revenues in 1994 from the Company's non-core insurance operation ("Other" in the table above) which ceased writing new insurance effective October 1993. Such decreases were partially offset by higher revenues in the Company's textiles and fast food segments. LP gas revenues decreased $4.1 million (13.7%) to $26.1 million in 1994 despite the effect in 1994 of niche acquisitions consummated at the end of 1993, principally due to the inclusion of July, one of the lowest volume months, in the 1994 period for the larger of the two LP gas operations, while the Comparable Three Months included October for such operation, historically a higher volume month. Soft drink revenues decreased $1.0 million (2.6%) to $38.1 million due to a $2.7 million decrease in domestic diet branded product sales resulting from soft bottler case sales partially offset by a $1.0 million increase in private label soft drink sales, despite a one-time inventory adjustment by its private label customer, resulting from continued domestic and international growth and a $0.7 million increase in other branded product sales due to improved volume. Textile revenues increased $4.3 million (3.3%) to $133.5 million principally due to higher volume as well as higher average selling prices for specialty products reflecting a higher-priced product mix, and higher volume in the utility wear product components of the woven apparel product line partially offset by lower prices and volume in the indigo-dyed sportswear component of the woven apparel product line. Fast food revenues increased $1.1 million (1.9%) to $58.4 million due principally to a $0.8 million increase in royalties and franchise fees resulting from a net increase of 84 franchised restaurants and an increase in franchised same-store sales and a $0.3 million increase in net sales of Company-owned restaurants primarily attributable to a net increase of 7 of such restaurants partially offset by a slight decline in same-store customer sales.

      Gross profit decreased $5.4 million to $72.9 million in the three months ended September 30, 1994 while gross margins decreased to 28.5% from 30.4%. The decrease in gross profit was due to (i) the effect of net lower sales volume discussed above, (ii) lower margins in the soft drink segment resulting from an increased shift in sales mix toward lower margin private label products, (iii) the nonrecurring gross profit in the Comparable Three Months from the Company's non-core insurance operation and (iv) lower margins in the textiles segment.
      The decrease in the textile gross margins resulted from (i) higher cost of cotton which could not be fully passed on to woven apparel customers through higher selling prices and increases in other product costs and
      (ii) lower sales prices for indigo-dyed sportswear reflecting lower customer demand. Such decreases were partially offset by (i) higher margins in the LP gas segment due to product costs decreasing more than selling prices and (ii) higher royalty and franchise fees (with no offsetting cost of sales).

      Advertising, selling and distribution expenses decreased $2.3 million to $32.1 million in 1994. Such decrease was principally due to the lack of any 1994 charge similar to the 1993 charges in the soft drink segment consisting of a $7.8 million provision for advertising allowances to independent bottlers and coupon redemption and a previously discussed $1.5 million provision for compliance with new package labeling regulations partially offset by expenses incurred in 1994 by the soft drink segment principally attributable to its new domestic media advertising campaign and promotional programs geared toward both bottlers and consumers, and to a lesser extent, increases in the advertising, selling and distribution expenses of the fast food and textile segments.

      General and administrative expenses decreased $10.6 million to $29.3 million in 1994 principally reflecting expenses in the Comparable Three Months that did not recur in 1994 offset by net increases in general and administrative expenses in 1994, exclusive of the nonrecurring expenses. Such nonrecurring expenses consisted of a $10.0 million provision for insurance loss reserves and a $2.3 million provision for legal matters.

      The 1994 facilities relocation and corporate restructuring charges of $5.5 million consist of the previously discussed (i) loss on the sublease of Triarc's former corporate offices in Florida, including the write-off of leasehold improvements, (ii) estimated relocation costs and (iii) severance costs related to terminated corporate employees.

      Interest expense increased $1.1 million to $18.3 million in 1994 principally due to higher average debt levels associated with (a) the August 1993 refinancing of the RC/Arby's Corporation ("RCAC") $225.0 million senior secured step-up rate notes with $275.0 million 9 3/4% senior notes due 2000 (the "9 3/4% Notes") and a $34.2 million note payable issued effective December 31, 1993 in connection with the commutation of obligations under certain insurance and reinsurance partially offset by debt repayments.

      Other income (expense), net improved $2.7 million to income of $0.7 million in 1994 principally due to expenses in the Comparable Three Months which did not recur in the three months ended September 30, 1994 including $1.2 million for legal fees relating to certain stockholder litigation, and a $1.0 million loss from the sale of a non-core business, both as noted above. The other income in 1994 was due to interest income of $0.9 million partially offset by other net expenses.

      The gain on sale of the natural gas and oil business of $3.0 million resulted from the August 31, 1994 sale of such business for cash of $16.2 million.

      The benefit from income taxes for the three months ended September 30, 1994 represents an effective tax rate of 48% which is higher than the Federal statutory income tax rate of 35% resulting from the reduction of tax provisions recorded in the first half of 1994 on pre-tax income which were higher than the Federal statutory income tax rate principally due to the effects of state income taxes, net of Federal benefit, and nondeductible amortization of costs in excess of net assets of acquired companies. The Company recorded an income tax provision for the Comparable Three Months despite a pre-tax loss due to
      (i) provisions for income tax contingencies and other tax matters, (ii) the impact of losses of certain subsidiaries for which no tax benefit is available and (iii) the impact of nondeductible amortization of costs in excess of net assets of acquired companies.

      The loss from discontinued operations of $7.8 million for the Comparable Three Months, net of income taxes and minority interests, represents the loss from operations of the businesses to be disposed prior to the measurement date of July 22, 1993 of $0.4 million and a previously discussed $7.4 million charge for the estimated loss on disposal of such operations. There is no similar income or loss in the 1994 third quarter since the estimated operating losses of the remaining discontinued operations through their actual or estimated dates of disposal and the estimated losses on disposal had previously been recognized.

      The Company reported a net loss of $2.9 million in 1994 compared with a net loss of $27.9 million in the Comparable Three Months due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Consolidated cash and cash equivalents declined $72.0 million during the nine months ended September 30, 1994 to $46.8 million at September 30, 1994. Such decrease reflects (i) net cash used in operations of $23.5 million, (ii) capital expenditures of $34.4 million, (iii) repayments of debt in excess of borrowings of $16.9 million, (iv) the cash portion of the purchase price for restaurant and LP gas business acquisitions of $15.1 million, (v) investment in affiliate of $7.2 million, (vi) cash dividends on redeemable preferred stock of $5.8 million and (vi) redemption of subsidiary preferred stock of $0.9 million partially offset by proceeds from the sale of natural gas and oil business of $16.2 million, proceeds from the sale of properties of $8.8 million and cash provided by discontinued operations of $6.8 million. The net cash used by operations reflects net income of $4.3 million less $27.8 million of adjustments to reconcile net income to cash and cash equivalents used in operating activities. Such adjustments consist of $53.6 million from changes in operating assets and liabilities, $13.9 million of payments related to facilities relocation and corporate restructuring and a gain of $6.0 million on the sale of a business partially offset by $38.6 million of non-cash charges for depreciation and amortization, $6.8 million of provision for facilities relocation and corporate restructuring and $0.3 million of other items, net. The change in operating assets and liabilities principally reflects a $48.8 million decrease in accounts payable and accrued expenses and an increase in receivables of $13.5 million. The decrease in accounts payable and accrued expenses is principally due to
      (i) a $12.0 million payment in settlement of certain litigation, (ii) the payment of certain non-recurring accruals provided for in Transition 1993 and (iii) other decreases related to seasonality and the timing of payments. The increase in receivables reflects an increase in the number of days of sales outstanding in receivables principally due to a change in sales mix toward operations with longer
      credit terms as well as the selective extension of credit terms.   The
      cash provided from discontinued operations was principally due to the April 1994 sale of substantially all of the operating assets of SEPSCO's ice operations.

      Total stockholders' deficit improved to a deficit of $19.3 million at September 30, 1994 from a deficit of $76.0 million at December 31, 1993. Such improvement was due to (i) the issuance of 2,691,824 shares of Triarc's class A common stock for an aggregate fair value of $55.9 million in connection with the April 1994 merger of Triarc and SEPSCO,
      (ii) net income of $4.3 million and (iii) transactions related to restricted stock, below-market stock options and related rights aggregating $2.7 million less preferred stock dividends of $5.8 million and other decreases of $0.4 million.

      RCAC's $275.0 million aggregate principal amount of 9 3/4% Notes mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date.

      On September 24, 1993 RCAC entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137.5 million.
      Under the Swap Agreement, interest on $137.5 million is paid by RCAC at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate (5.50% at September 30, 1994) and RCAC receives interest at a fixed rate of 4.72%. The Floating Rate is retroactively reset at the end of each six-month calculation period through July 31, 1996 and on September 24, 1996. The transaction effectively changes RCAC's interest rate on $137.5 million of its debt from a fixed-rate to a floating-rate basis. In February 1994 RCAC received $0.6 million and in August 1994 paid $0.4 million under the Swap Agreement.

      Graniteville Company, a wholly-owned subsidiary of the Company ("Graniteville") and its subsidiary C.H. Patrick & Co., Inc. have a $180.0 million senior secured credit facility (the "Graniteville Credit Facility") with Graniteville's commercial lender. The Graniteville Credit Facility provides for senior secured revolving credit loans of up to $100.0 million (the "Revolving Loan") and an $80.0 million senior secured term loan (the "Term Loan") and expires in 1998. In October 1994, the Graniteville Credit Facility was amended (the "Amended Graniteville Credit Facility") to provide for a maximum Revolving Loan of $112.0 million through March 1995 and $107.0 million through December 1995, after which time the maximum amount will revert to the $100.0 million. At September 30, 1994 Graniteville had $8.1 million of unused availability under the Revolving Loan. As of September 30, 1994, Graniteville was in default of certain restrictive covenants of the Graniteville Credit Facility. However, the Amended Graniteville Credit Facility amended such restrictive covenants through December 1995 such that Graniteville was in compliance with the restrictive covenants of the Amended Graniteville Credit Facility as of September 30, 1994 and based on the amended covenants and current projections, Graniteville anticipates remaining in compliance at least through September 30, 1995.

      Consolidated capital expenditures, excluding properties of business acquisitions and including capital leases of $4.2 million, amounted to $38.6 million for the nine-month period ended September 30, 1994. The Company expects that capital expenditures during the remainder of calendar 1994 will approximate $28.0 million, subject to the availability of cash and other financing sources. These actual and anticipated expenditures reflect increased levels principally in the fast food segment in furtherance of its business strategies, principally for construction and acquisition of new restaurants and remodeling of older restaurants. The Company anticipates that it will meet a portion of its capital expenditures through leasing arrangements or other financing.

      Cash paid for business acquisitions amounted to $15.1 million during the first three quarters of 1994. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions as appropriate to build and strengthen its existing businesses. In that respect, Arby's Inc., a subsidiary of RCAC, acquired seven restaurants subsequent to September 30, 1994 and has entered into a letter agreement (the "Letter Agreement") for the acquisition of up to 43 currently franchised restaurants currently expected to be consummated by the end of the year. Such acquisitions will require cash of up to $9.5 million as well as the assumption of capitalized lease obligations.

      More significantly, on September 20, 1994 the Company entered into a definitive merger agreement (the "Merger Agreement") with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of quick service fish and seafood restaurants, whereby a subsidiary ("Mergerco") of Triarc will acquire all of the outstanding stock of LJS (the "Acquisition") for $0.52 per share or an aggregate of approximately $49.1 million, pay an estimated $2.5 million to settle all outstanding warrants to purchase LJS common stock, and make an additional payment of $0.6 million to a minority shareholder for an aggregate purchase price of $52.2 million. In addition, Mergerco will extinguish all existing LJS long-term debt (excluding capital lease obligations) and accrued interest thereon (which aggregated $438.8 million and $8.1 million, respectively, as of September 30, 1994). The Acquisition is subject to consummation of certain financing arrangements and other customary closing conditions. (See Note 11 to the condensed consolidated financial statements regarding litigation relating to the Acquisition).

      In the fourth quarter of Fiscal 1993 the Company recorded a charge of $43.0 million for facilities relocation and corporate restructuring costs in connection with the Change in Control. In the second and third quarters of 1994 the Company recorded an aggregate $6.8 million in additional facilities relocation and corporate restructuring costs. As of September 30, 1994 the remaining accrual for facilities relocation and corporate restructuring was $22.6 million. The Company expects cash requirements for such accruals of $2.2 million for the remainder of 1994 with the remaining $20.4 million, including approximately $12.0 million in connection with the termination of the lease on the Company's former headquarters, representing amounts to be paid or otherwise liquidated in 1995 (although the Company currently only has an extension of the due date of such lease termination payment to December 15, 1994). Such payments are included as a component of cash flows from operations previously discussed.

      The Federal income tax returns of Triarc and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but two issues related to such audit and in connection therewith paid $4.8 million in October 1994, which amount had been fully reserved. The Company is contesting the two open issues at the Appellate Division of the IRS. The IRS is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of (i) the remaining open issues from the 1985 through 1988 examination and (ii) the 1989 through 1992 examination cannot presently be determined. However, Triarc believes that adequate aggregate provisions have been made in the current period and prior years for any tax liabilities, including interest, that may result from all such examinations.

      On October 7, 1994 National Propane entered into a $150.0 million revolving credit and term loan agreement with a group of banks (the "Bank Facility"). The Bank Facility consists of a $40.0 million revolving credit facility and three tranches of term loans aggregating $110.0 million. An aggregate $30.0 million, including $20.0 million of the term loans and, after one year, $10.0 million of the revolving credit facility is restricted to the redemption, in part, of the $54.0 million outstanding principle amount of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures"), in connection with the intended transfer of Public Gas Company, a subsidiary of SEPSCO engaged in the distribution of LP gas, to National Propane (the precise nature and timing of such transfer has not yet been determined). The Company would provide the remaining funds for the redemption of the 11 7/8% Debentures principally from SEPSCO's existing cash and marketable securities ($31.6 million as of September 30, 1994). Further, $15.0 million of the revolving credit facility is restricted for niche acquisitions by National Propane (the "Acquisition Sublimit") and any outstanding borrowings under the Acquisition Sublimit convert to term loans in October 1997. Revolving credit loans, exclusive of the $15.0 million Acquisition Sublimit, mature in March 2000. The term loans amortize annually commencing in 1995 at $8.75 million increasing to $16.0 million in 2003. The Bank Facility agreement includes certain restrictive covenants including limitations on advances or dividends to Triarc exclusive of permitted payments which include, among others, $45.0 million for cash dividends to Triarc (of which $40.0 million was paid to Triarc in October 1994) and $30.0 million to provide a portion of the funds to repay the 11 7/8% Debentures. In connection with the Bank Facility, National Propane redeemed prior to maturity the entire outstanding $49.0 million principal amount of National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 (the "13 1/8% Debentures"). An extraordinary charge of $1.8 million resulted from such redemption which will be recorded during the fourth quarter of 1994. Should the Company utilize the aforementioned portion of the Bank Facility which availability is conditioned upon the early retirement of the 11 7/8% Debentures, the Company would incur an additional extraordinary charge when and if the 11 7/8% Debentures are redeemed prior to maturity.

      The Company's principal cash requirements, exclusive of operating cash flows and the proposed Acquisition of LJS, for the fourth quarter of 1994 consist of debt principal payments of $53.2 million (including the redemption prior to maturity of the $49.0 million principal amount of the 13 1/8% Debentures), capital expenditures of $28.0 million to the extent not leased or otherwise financed, up to $9.5 million for consummated and committed acquisitions and funding for additional acquisitions, if any, and a $4.8 million payment made in October 1994 as a result of the examination of the Company's Federal income tax returns. The Company anticipates meeting those requirements through existing cash and cash equivalents which, as of September 30, 1994, amounted to $46.8 million, borrowings available under the Bank Facility, $6.5 million of estimated proceeds to be received from the sale of the cold storage operation (the remaining unsold SEPSCO discontinued operation), cash flows from operations and financing a portion of its capital expenditures through capital leases (up to an allowable additional $8.9 million at RCAC) and operating lease arrangements. The Company believes such cash resources should be sufficient to meet such cash requirements, without considering any requirements for the Acquisition of LJS. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

      During the nine months ended September 30, 1994 the Company had net cash and cash equivalents used in operations of $23.5 million; the principal causes of which were previously discussed. The Company anticipates positive cash flows from operations in the fourth quarter of 1994. This results from the seasonality of the Company's LP gas operations and the fact that a significant portion of the negative effect of the changes in operating assets and liabilities on cash flows during the first three quarters are not expected to recur in the fourth quarter principally due to the timing of interest payments.

      Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends to Triarc by subsidiaries and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

      Triarc's principal subsidiaries are subject to certain limitations on their ability to pay dividends and/or make loans or advances to Triarc. Under the terms of the various indentures, the subsidiaries were prevented from paying dividends to Triarc except for the following. Under the terms of its Bank Facility entered into effective October 7, 1994, National Propane was limited in its ability to pay dividends or make advances to Triarc or its affiliates. After a permitted $40.0 million dividend to Triarc on October 7, 1994, as of that date National Propane was permitted to pay cash dividends of up to $5.0 million. SEPSCO may make loans or advances to Triarc and its subsidiaries. If and when the transfer of Public Gas to National Propane is consummated, SEPSCO's 11 7/8% Debentures will be required to be repaid in full and therefore the restriction on SEPSCO's ability to pay cash dividends to Triarc would be removed.

      As of September 30, 1994, Triarc had outstanding external indebtedness consisting of a $36.6 million note (including interest capitalized as additional principal of $2.4 million) issued in connection with the commutation of certain insurance obligations. In addition, Triarc owed subsidiaries an aggregate principal amount of $218.9 million, consisting of notes in the principal amounts of $47.0 million and $71.6 million owed to CFC Holdings and Graniteville, respectively (which bear interest at 9.5% per annum), balances of $69.8 million of advances owed to National Propane (which bear interest at 16.5% per annum) and $26.5 million remaining on a note payable to SEPSCO (which bears interest at 13% per annum) and $4.0 million under a credit arrangement with SEPSCO (which bears interest at 1 1/4% over prime).

      Triarc expects its significant cash requirements for the remainder of 1994 will be limited to general corporate expenses including cash requirements for its facilities relocation and corporate restructuring accruals of $1.1 million (with the remaining $20.6 million of such accruals, including approximately $12.0 million for rent payments on the Company's former corporate headquarters for the remaining lease period through April 1997 representing amounts to be paid or liquidated principally in 1995 (although the Company currently only has an extension of the due date of such payment to December 15, 1994)). Triarc expects to be reimbursed by its subsidiaries for all or a significant portion of such rent settlement to the extent such subsidiaries have available funds. Triarc believes that its expected sources of cash, including existing cash balances ($1.6 million at September 30, 1994), the October 7, 1994 $40.0 million dividend from National Propane, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements and net payments received under tax sharing agreements with certain subsidiaries will be sufficient to enable it to meet its short-term cash needs.

      Contingencies

      The Company is contingently liable for claims alleged in bankruptcy proceedings and certain environmental matters which are described in detail in Note 10 to the condensed consolidated financial statements.
PAGE

              TRIARC COMPANIES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 5.   Other Information

          As part of the Company's plans to sell or discontinue substantially all of its remaining non-core businesses, on June 10, 1994, Southeastern Public Service Company, a wholly-owned subsidiary of the Company ("SEPSCO"), entered into a Letter of Intent with certain members of its management, providing for such management's purchase of substantially all of SEPSCO's assets which relate to SEPSCO's cold storage and refrigeration business for $9.5 million ($6.5 million in cash and a $3.0 million note) plus the assumption by the purchaser of certain liabilities not to exceed $2.5 million in the aggregate. The closing of this transaction is subject to customary conditions and is scheduled to take place on or prior to November 30, 1994, on substantially the same terms as set forth in the Letter of Intent. In addition, on August 31, 1994 Southeastern Gas Company, a wholly-owned subsidiary of SEPSCO, sold substantially all of the assets of SEPSCO's oil and gas business to Eastern States Oil & Gas, Inc. for $17.0 million in cash (subject to certain post-closing adjustments).

          On October 7, 1994 National Propane entered into a $150.0 million revolving credit and term loan agreement with a group of banks (the "Bank Facility"). The Bank Facility consists of a $40.0 million revolving credit facility and three tranches of term loans aggregating $110.0 million.

          The registrant has been informed of an environmental action.  See
          Note 10 to the attached condensed consolidated financial statements.

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

          (b)      Reports on Form 8-K

                   The registrant filed a report on Form 8-K on August 31, 1994 with respect to the closing on such date of the sale of the operating assets of the registrant's natural gas and oil business to Eastern States Oil & Gas, Inc.

                   The registrant filed a report on Form 8-K on September 20, 1994 with respect to the registrant's entering into a merger agreement on such date with Long John Silver's Restaurants, Inc. ("LJS") whereby a subsidiary of the registrant will be merged with and into LJS.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES




                                   SIGNATURES



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



Date:  November 14, 1994                  By: /S/ FRED H. SCHAEFER
                                          ___________________________________
                                                Fred H. Schaefer
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal accounting officer)