Form 10-K
period 1994-12-31
TRIARC COMPANIES INC
filed 1995-03-31
CIK 30697

[LOGO]

          TRIARC COMPANIES, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K



(MARK ONE)
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.

                    OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER 1-2207
                         ------------------------

                          TRIARC COMPANIES, INC.

           (Exact Name of Registrant as Specified in its Charter)

                         ------------------------

          Delaware                                    38-0471180
(State or other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

900 Third Avenue
New York, New York                                       10022
(Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code: (212) 230-3000
                         ------------------------
            Securities Registered Pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
- - - ---------------------------------------    ---------------------------------
Class A Common Stock, $.10 par value       New York Stock Exchange
                                           Pacific Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act:

                                   None

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $207,983,000 as of March 15, 1995.
There were 23,915,058 shares of the registrant's Class A Common
Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of March 15, 1995.

   "ARBY'S," "RC COLA," "DIET RC," "ROYAL CROWN," "DIET RITE," "NEHI,"
     "UPPER 10," "KICK," "C&C," AND "GRANITEVILLE" ARE REGISTERED
       TRADEMARKS OF TRIARC COMPANIES, INC. OR ITS SUBSIDIARIES.

                              PART I

Item 1.    Business.

INTRODUCTION

     Triarc Companies, Inc. ("Triarc") is a holding company which, through its subsidiaries, is engaged in four businesses: soft drink, restaurant, textiles and liquefied petroleum gas. The soft drink operations are conducted through Royal Crown Company, Inc. ("Royal Crown"), formerly known as Royal Crown Cola Co., Inc.; the restaurant operations are conducted through Arby's, Inc. ("Arby's"); the textile operations are conducted through Graniteville Company ("Graniteville"); and the liquefied petroleum gas operations are conducted through National Propane Corporation ("National Propane") and Public Gas Company ("Public Gas"), a subsidiary of Southeastern Public Service Company ("SEPSCO"), which in turn is an indirect wholly-owned subsidiary of Triarc (National Propane and Public Gas are collectively referred to herein as the "LP Gas Companies"). For information regarding the revenues, operating profit and identifiable assets for Triarc's four businesses for the fiscal year ended December 31, 1994 ("Fiscal 1994"), see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 32 to the Consolidated Financial Statements of Triarc Companies, Inc. and Subsidiaries (the "Consolidated Financial Statements"). See "Item
1. Business -- General -- Discontinued and Other Operations" for a discussion of certain remaining ancillary businesses which Triarc intends to dispose of or liquidate as part of its business strategy.

     Triarc was incorporated in Ohio in 1929. Triarc was reincorporated in Delaware, by means of a merger, in June 1994.
Triarc's principal executive offices are located at 900 Third
Avenue, New York, New York  10022 and its telephone number is (212)
230-3000.

NEW OWNERSHIP AND EXECUTIVE MANAGEMENT

     On April 23, 1993, DWG Acquisition Group, L.P. ("DWG Acquisition"), a Delaware limited partnership the sole general partners of which are Nelson Peltz and Peter W. May, acquired shares of common stock of Triarc (then known as DWG Corporation ("DWG")) from Victor Posner ("Posner") and certain entities controlled by Posner (together with Posner, the "Posner Entities"), representing approximately 28.6% of Triarc's then outstanding common stock. As a result of such acquisition and a series of related transactions which were also consummated on April 23, 1993 (collectively, the "Equity Transactions"), the Posner Entities no longer hold any shares of voting stock of Triarc or any of its subsidiaries. Concurrently with the consummation of the Equity Transactions, Triarc refinanced a significant portion of its high cost debt in order to reduce interest costs and to provide additional funds for working capital and liquidity purposes (the "Refinancing"). Following the consummation of the Equity Transactions and the Refinancing, the Boards of Directors of each of Triarc and SEPSCO installed a new corporate management team, headed by Nelson Peltz and Peter W. May, who were elected Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, of each of Triarc and SEPSCO. In addition, Leon Kalvaria was elected Vice Chairman of each of Triarc and SEPSCO. The Triarc Board of Directors also approved a plan to decentralize and restructure Triarc's management (the "Restructuring"). The Equity Transactions, the Refinancing and the Restructuring are collectively referred to herein as the "Reorganization."

BUSINESS STRATEGY

     Triarc's current business strategy is intended to address Triarc's past inability to attract strong operating management, past lack of focused advertising and marketing programs, and past failure to make sufficient investments in capital projects. From April 1993 through March 1995, the key elements of this business strategy have included (i) focusing Triarc's resources on the four businesses -- soft drink, restaurant, textiles and liquefied petroleum gas, (ii) building strong operating management teams for each of the businesses, and permitting each of these teams to operate in a decentralized environment, (iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans and (iv) rationalizing Triarc's organizational structure by settling previously outstanding shareholder litigation.

     The chief executive officers of Triarc's four businesses, three of whom came from outside Triarc in 1993, have implemented individual plans focused on increasing revenues and improving operating efficiency. In addition, Triarc continuously evaluates acquisitions and business combinations to augment its businesses. The implementation of this business strategy is expected to result in increases in expenditures for, among other things, capital projects and acquisitions and, over time, marketing and advertising. To provide liquidity to finance these expenditures and to reduce interest costs, in calendar 1993 and 1994 Triarc refinanced a significant portion of its high cost debt. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, since April 1993, Triarc has disposed of several ancillary businesses and intends to dispose of or liquidate its remaining ancillary business assets. In March
1995, Triarc retained investment banking firms to review strategic alternatives to maximize the value of its specialty chemicals, textile and liquefied petroleum gas operations. Such alternatives could include, among other things, a spinoff, joint venture, partnership, acquisition or some form of business combination or a sale. No decision has been made to pursue any particular strategic alternative and there can be no assurance that any transaction will result from this exploration process.

SEPSCO SETTLEMENT

     Immediately prior to April 14, 1994, SEPSCO was a majority owned subsidiary of Triarc. On April 14, 1994, a newly-formed wholly-owned subsidiary of Triarc was merged into SEPSCO (the
"SEPSCO Merger") and SEPSCO became a wholly-owned subsidiary of Triarc. In the SEPSCO Merger, each share of common stock of SEPSCO outstanding immediately prior to the time the SEPSCO Merger became effective (other than shares which were held by Triarc or a subsidiary of Triarc) was converted into the right to receive 0.8 of a share of Triarc's Class A Common Stock. As a result of the SEPSCO Merger, virtually all of Triarc's subsidiaries are wholly-owned.

     The SEPSCO Merger was structured to satisfy SEPSCO's obligations under an agreement which settled a lawsuit brought derivatively on behalf of SEPSCO against Triarc and certain other defendants before the United States District Court for the District of Florida. That litigation was the only stockholder litigation brought against Triarc and its former management which was still pending at the time of the Reorganization. As a result of the SEPSCO Merger, the district court permanently barred and enjoined the institution and prosecution of all claims arising out of or in any way relating to the SEPSCO litigation against Triarc and certain of its affiliates.

POSNER SETTLEMENT

     Pursuant to a Settlement Agreement dated as of January 9, 1995
(the "Settlement Agreement") among Triarc and Posner and certain
Posner Entities, a Posner Entity converted the $71.8 million stated value of Triarc's 8-1/8% Redeemable Convertible Preferred Stock
("Redeemable Convertible Preferred Stock") (which paid an aggregate dividend of approximately $5.8 million per annum) owned by it into 4,985,722 shares of Triarc's non-voting Class B Common Stock. In addition, in consideration for, among other things, the settlement of amounts due to another Posner Entity for the termination of the lease for the former DWG headquarters and receipt by Triarc of an indemnification by Posner and another Posner Entity of third-party claims and expenses incurred after December 1, 1994 involving NVF
Company ("NVF"), APL Corporation ("APL") and Pennsylvania
Engineering Corporation ("PEC"), an additional 1,011,900 shares of Triarc's Class B Common Stock were issued to Posner and a Posner
Entity.  All of the newly issued shares of Triarc's Class B Common
Stock are identical to Triarc's Class A Common Stock except that the shares of Class B Common Stock have no voting rights (other than those required by applicable law), are convertible into shares of Triarc's Class A Common Stock upon disposition to a non-Posner
Entity, and such shares can only be sold subject to a right of refusal in favor of Triarc or its designee. In addition, pursuant to the Settlement Agreement, Posner paid Triarc $6.0 million in cash in exchange for a release of certain claims, which amount was used by Triarc to make certain payments contemplated by the order dated February 7, 1995 by Judge Thomas D. Lambros of the United
States District Court, Northern District of Ohio (see "Item 3. --
Legal Proceedings" and "Item 11.--Executive Compensation --
Compensation of Directors") and to reimburse Triarc for certain expenses incurred prior to December 1, 1994 in connection with claims in the NVF, APL and PEC litigations. See "Item 3. Legal
Proceedings."


CHANGE IN FISCAL YEAR

     Effective with the eight-month transition period ending December 31, 1993 ("Transition 1993"), Triarc and each of its subsidiaries that did not have a December 31 fiscal year end changed their fiscal year ends to December 31 of each year. Except with respect to Fiscal 1994, references in this Form 10-K to a year preceded by the word "Fiscal" refer to the twelve months ended April 30 of such year. In addition, references herein to financial information of Triarc's subsidiaries refer to such financial information as reflected in the Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements.


ORGANIZATIONAL STRUCTURE

     The following chart sets forth the organizational structure of Triarc. As a result of the SEPSCO Merger, Triarc directly or indirectly owns 100% of virtually all of its subsidiaries.


[The organizational chart shows the following: (i) Triarc owns 100% of NPC Holdings, Inc., which owns 100% of National Propane, (ii) Triarc owns 94.6% of CFC Holdings Corp., the other 5.4% of which is owned by SEPSCO; (iii) Triarc owns 100% of GS Holdings, Inc., which owns 100% of SEPSCO and 50% of GVT Holdings, Inc., the other 50% of which is owned by SEPSCO; (iv) GVT Holdings, Inc. owns 100% of Graniteville, which owns 100% of C.H. Patrick
& Co., Inc.; (v) SEPSCO owns 100% of PGC Holdings, Inc. which owns 99.7% of Public Gas; (vi) CFC Holdings Corp. owns 100% of RC/Arby's Corporation, which owns 100% of Royal Crown Company, Inc. and Arby's Inc.]



BUSINESS SEGMENTS
                        SOFT DRINK (ROYAL CROWN)

     Royal Crown produces concentrates used in the production of soft drinks which are sold domestically and internationally to independent, licensed bottlers who manufacture and distribute finished beverage products. Royal Crown's major products have strong brand recognition and include: RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10, KICK, and, as of January 1995, C&C cola, mixers and flavor lines. In addition, Royal Crown is the exclusive supplier of cola concentrate to Cott Corporation ("Cott") which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

     Royal Crown is the third largest national brand cola and is the only national brand cola available to non-Coca-Cola and non-Pepsi-Cola bottlers. DIET RITE is available in a cola as well as various other flavors and formulations and is the only national brand that is sugar-free (sweetened with 100% aspartame, an artificial sweetener), sodium-free and caffeine-free. DIET RC COLA is the no-calorie version of RC COLA containing aspartame as its sweetening agent. NEHI is a line of approximately 20 flavored soft drinks, UPPER 10 is a lemon-lime soft drink and KICK is a citrus soft drink. C&C is a line of mixers, colas and flavors. Royal Crown's share of the overall domestic carbonated soft drink market was approximately 2.0% in Fiscal 1994 according to The Maxwell Consumer Report. Royal Crown's soft drink brands have approximately a 2.4% share of national supermarket sales, as measured by Information Resources, Inc.

BUSINESS STRATEGY

     Royal Crown's management believes that Royal Crown's products continue to enjoy significant brand recognition. Royal Crown's management also believes that the full potential of Royal Crown's brands, however, has not been realized due to prior management's unfocused spending on marketing and advertising, inefficient product distribution, and generally poor relationships with Royal Crown's bottlers. Furthermore, Royal Crown's management believes that Royal Crown has begun to address these issues, and there is an opportunity to increase sales and earnings, through the following business strategy. The key elements of this strategy include:

     * More Effective Advertising and Marketing: The principal determinant of success in the soft drink industry is the ability to establish a recognized brand name, the lack of which serves as the industry's primary barrier to entry. Historically, the marketing expenditures of Royal Crown and its bottlers have emphasized couponing and promotional discounts rather than coordinated marketing and media spending that reinforces the image of the brands across markets. In 1994, Royal Crown spent approximately $22.3 million on media advertising and national promotions, including a new advertising and marketing campaign developed by its advertising agency, GSD&M of Texas.

     * Improved Bottler Relationships: Senior management of Triarc and Royal Crown are working to develop a long-term partnership with Royal Crown's bottlers. Royal Crown's management believes that the implementation of the new advertising and marketing program described above will encourage the bottlers to increase their own marketing expenditures, as well as coordinate promotional activity more closely with Royal Crown. Additionally, Royal Crown has provided assistance in transactions designed to strengthen its bottling system so that weaker bottlers are restructured or have their operations consolidated with stronger, more efficient bottlers, which enhances Royal Crown's ability to execute its marketing programs more effectively. Royal Crown also has improved its market research and information systems and has made current market information available to its bottlers to enhance their ability to compete. Finally, in 1994, Royal Crown entered into an agreement with Cott that could lead to an increase in private label bottling by the Royal Crown bottling network.

     * Expansion of Private Label Business: The domestic market share of private label soft drinks has increased rapidly in the past several years reflecting the emphasis of many retailers on the development and marketing of quality store brand merchandise at competitive prices. Private label sales to Cott represent a growing segment of Royal Crown's business, with unit sales to Cott more than tripling from calendar year 1992 to calendar year 1994. In January 1994, Royal Crown and Cott entered into a worldwide concentrate supply contract (the "Cott Worldwide Agreement"). Under the Cott Worldwide Agreement, Royal Crown is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages. In addition, Royal Crown also supplies Cott with non-cola carbonated soft drink concentrates.

     * Improved Distribution in Key Channels: Based on independent market research, Royal Crown's management believes that better distribution of Royal Crown products in the key "take home" channels (such as food stores, mass merchandisers and drug stores) will increase the market share of Royal Crown's brands. Royal Crown is beginning to provide bottlers with timely and reliable market information to identify retailers that do not distribute Royal Crown products and to monitor the inventory positions of the various Royal Crown brands in stores where the products are currently distributed to limit out-of-stock positions.

     * New Channels of Distribution: Royal Crown's management believes that distribution of Royal Crown brands through vending machines and convenience outlets (such as convenience stores and retail gas mini-markets) can be expanded significantly. This strategy has been implemented by Royal Crown's leasing in 1994 of approximately 8,600 vending machines and the subleasing of this equipment to bottlers to encourage service of convenience outlets. Royal Crown expects to lease an additional 2,500 vending machines in 1995, which will be subleased to bottlers.

     * New Products: Royal Crown believes that it has a reputation as an industry leader in product innovation and plans to make new product introductions a key element of its strategy for future growth. Royal Crown is introducing a diet version of KICK. Royal Crown is also in the process of developing entries in certain "new age" beverage categories, as well as new carbonated soft drinks.
     * International Expansion: While the financial and managerial resources of Royal Crown have initially been focused on the United States and Canada, Royal Crown's management believes that there are significant opportunities to increase the international distribution of Royal Crown brands. In those countries where Royal Crown brands are currently distributed, Royal Crown traditionally has provided limited advertising support due to capital constraints. In September 1994, Royal Crown announced that it had reached a long-term agreement with one of the largest independent bottlers in Mexico, Consorcio Aga. Four of Consorcio Aga's plants began producing Royal Crown products in September 1994, and Royal Crown products have become available in approximately 36,000 retail outlets in the vicinity of the four plants. Consorcio Aga is supporting the new arrangement with an ongoing marketing and advertising campaign which includes broadcast and print advertising, extensive signage and a sampling program reaching in excess of 1,000,000 people. The agreement contemplates that production of Royal Crown products at eleven additional Consorcio Aga plants will be phased in over the next three years. Because Mexico has the second largest per capita cola consumption on the world, Royal Crown believes that this arrangement is a significant step in its international expansion. In 1994, Royal Crown has also entered into agreements with independent bottlers in Argentina, Brazil, Indonesia, Syria, Portugal, Qatar and Russia. To support expansion in these markets, new managers have been added for Latin America and the C.I.S./Baltic region. Royal
                 Crown has also announced plans to enter China in 1996 and has targeted the Philippines, Ireland, Pakistan, Peru and the C.I.S./Baltic region for future development by late 1995 or early 1996.

     * Acquisitions: Royal Crown's management is actively seeking to expand market share through the acquisition of additional soft drink product lines. Royal Crown's management believes that providing additional product lines and nationally recognized soft drink brands will assist Royal Crown in strengthening its relationships with its bottlers and allow Royal Crown to leverage its marketing and administrative activities. In January 1995, Royal Crown reacquired the distribution rights for Royal Crown products in the New York metropolitan area and acquired the C&C trademark, which includes cola, mixer and flavor lines, through its newly formed subsidiary, TriBev Corporation ("TriBev"), which will be the sales and marketing arm for Royal Crown and C&C products in the New York metropolitan area.

INDUSTRY

     Soft drinks constitute one of the largest consumer food and beverage categories in the United States, with retail sales of approximately $50 billion in calendar 1994. Trends affecting the soft drink industry in recent years have included the growth of consumer demand for diet soft drinks, the increased market share of private label soft drinks, and the introduction of "new age" beverages. In calendar 1994, diet drinks represented approximately 31.0% of the soft drink market, compared to approximately 19.0% in 1981. While market share of cola drinks in food stores has moderately declined in recent years, colas increased their market share to approximately 60.2% in 1994 from approximately 59.1% a year earlier, as measured by Information Resources, Inc. This increase is attributable to strong 1994 volume gains of sugar-sweetened cola drinks, which grew by approximately 10.5%, as compared to approximately 6.2% growth for all carbonated soft drinks. Diet cola volume was slightly behind the market but the segment maintained approximately 21.3% of industry sales. Private label soft drinks as measured by Information Resources, Inc., reached a market share level of approximately 12.4% in calendar 1994. This share compares with the estimated 7.2% these products represented in calendar 1989 and 11.1% in calendar 1993. Sales of private label products have expanded as retailers have placed increased emphasis on the development and marketing of higher quality store branded merchandise at lower prices than the national brands. Royal Crown's management believes that the share of "new age" beverages (such as carbonated fruit drinks, natural sodas and seltzers, sports drinks and iced teas) in the soft drink market is currently approximately 8.0% in terms of volume and will continue to increase at the expense of traditional soft drinks.


ADVERTISING AND MARKETING

     The principal determinant of success in the soft drink industry is the ability to establish a recognized brand name, the lack of which serves as the industry's primary barrier to entry. Advertising, promotions and marketing expenditures in Fiscal 1993, Transition 1993 and Fiscal 1994 were $54.6 million, $54.0 million and $78.1 million, respectively. Prior to the Reorganization, Royal Crown focused a large proportion of these expenditures on local and regional sporting event sponsorship, couponing and in-store/point of sale promotions. In addition, media spending was not well-coordinated across regions or with the timing of bottler promotions. Royal Crown believes that, in spite of unfocused advertising spending prior to the Reorganization, its products continue to enjoy nationwide brand recognition.

     During 1994, Royal Crown took several steps to improve the packaging of its products, including introducing new packaging for Diet Rite flavors and KICK, multipacks for all of its brands and a 24 ounce "thirst thrasher" plastic bottle which has been introduced in certain northeastern markets which should enable Royal Crown to compete more effectively in convenience outlets and retail gas mini-markets where a single-drink package is important.

     Royal Crown's management intends to increase its 1995 marketing budget by approximately $6 million to $84.1 million. In August
1993, Royal Crown hired GSD&M Advertising to produce and coordinate new media advertising campaigns for both local and national distribution and to coordinate these campaigns with Royal Crown's bottlers. These campaigns premiered during April 1994.



ROYAL CROWN'S BOTTLER NETWORK

     In addition to highly recognized brands, a strong bottler network is a critical determinant of the success of a soft drink producer. Analysis of market share by distributor indicates that a strong bottler can substantially increase the share of Royal Crown brand products in that bottler's local market. Therefore, good relations with its bottlers, and a strong bottler network, are critical factors for Royal Crown. As Royal Crown's relationships with its bottlers improve, Royal Crown's management believes that its bottlers, the majority of whom also provide bottling services to other brands, will tend to focus more on Royal Crown products. This increase in focus on Royal Crown products is expected to result in increased participation by the bottlers in cooperative advertising, marketing and promotional activities, as well as added emphasis on improving shelf space positions for Royal Crown brands with retailers and closer monitoring of retailer inventory positions, thus reducing out-of-stock positions.

     Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 57 foreign countries, including Canada. Consistent with industry practice, each bottler is assigned an exclusive territory within which no other bottler may distribute Royal Crown brand soft drinks. This type of arrangement is designed to help ensure that Royal Crown has a strong distributor in each market served. As of December 31, 1994, Royal Crown products were packaged and distributed domestically in 152 licensed territories, covering 50 states. There were a total of 69 production centers operating pursuant to 52 production and distribution agreements and 100 distribution only agreements.

     In most localities, licensed Royal Crown bottlers also hold one or more licenses from other concentrate manufacturers, although Royal Crown bottlers (like bottlers of Coca-Cola and Pepsi-Cola) are not permitted to distribute other colas. Of Royal Crown's 152 licensed territories, Royal Crown believes 67 carry Royal Crown as the lead brand, 37 carry Royal Crown with "Seven-Up" as the lead brand, 17 carry Royal Crown with "Dr. Pepper" as the lead brand, and the remaining 31 are classified as mixed. The existence of Royal Crown enables non-Coca-Cola and non-Pepsi-Cola bottlers to offer a full line of branded cola products, better positioning them to compete with bottlers of Coca-Cola and Pepsi-Cola.

     The following table sets forth the percentage of domestic unit sales of concentrate for branded product accounted for by each of Royal Crown's ten largest bottler groups during Fiscal 1993, Transition 1993 and Fiscal 1994:

                                              PERCENT OF UNIT SALES
                                      -----------------------------------------
      BOTTLER GROUP                   FISCAL 1993  TRANSITION 1993  FISCAL 1994
- - - -------------------------------------------------------------------------------

Chicago Bottling Group................  22.3%         25.4%            23.8%
All American Bottling.................  16.1          16.9             14.9
Brooks Beverage Management Inc........   7.2           8.3              8.3
7UP/RC Bottling of Southern California   7.0           8.0              6.8
RC Bottling Co. -- Evansville, IN.....   3.7           4.0              4.2
Beverage Properties Inc...............   2.2           2.4              3.6
Bland Group...........................   1.9           2.3              3.4
Mid-Continent Bottlers................   2.9           3.5              3.2
Kalil Bottling-Arizona................   2.7           3.4              3.0
Dr. Pepper Bottling-Texas.............   2.3           2.7              2.9
                                       -----          -----           -------
          Total....................... 68.3%          76.9%            74.1 %
                                       -----          -----           -------

           Royal Crown enters into a license agreement with each of its bottlers which it believes is comparable to those prevailing in the industry. Royal Crown periodically sets a uniform price list for concentrate for all of its licensed bottlers. The duration of the license agreements vary, but Royal Crown may terminate any such agreement in the event of a material breach of the terms thereof by the bottler that is not cured within a specified period of time.

           The license agreements require producing bottlers to manufacture Royal Crown soft drinks in strict accordance with the standards, formulae and procedures established by Royal Crown and to package the products in containers specified by Royal Crown. Each bottler is obligated to operate within its exclusive territory with adequate manufacturing, packaging and distribution capability to produce and distribute sufficient quantities of Royal Crown products to meet consumer demand in the territory and to maintain an inventory of Royal Crown products sufficient to supply promptly the reasonably foreseeable demand for such products. Bottlers that operate distribution facilities and do not operate production facilities purchase Royal Crown products from producing bottlers.


PRIVATE LABEL

           Royal Crown believes that private label sales through Cott represent a growth opportunity due to the increased emphasis by national retailers on the development and marketing of quality store brand merchandise at competitive prices. Royal Crown's private label sales began in late 1990 and, as Cott's business has expanded, have more than tripled from calendar year 1992 to calendar year 1994. Although unit volume of private label sales increased significantly, the effect of the volume increase on revenues was substantially offset by Cott's decision during Transition 1993 to purchase a component (aspartame) of Royal
Crown's soft drink concentrate directly from the supplier rather than from Royal Crown, thereby reducing the sales price of concentrate to Cott. Thus, in Fiscal 1993, Transition 1993 and Fiscal 1994, revenues from sales of private label concentrate to Cott represented approximately 10.6%, 10.9% and 14.2%, respectively, of Royal Crown's total revenues.

           Royal Crown provides concentrate to Cott pursuant to the Cott Worldwide Agreement. Under the Cott Worldwide Agreement, Royal
Crown is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages in various containers. In addition, Royal Crown also supplies Cott with non-cola carbonated soft drink concentrates. The Cott Worldwide Agreement requires that, beginning in 1995, Cott purchase at least 75% of its total worldwide requirements for carbonated soft drink concentrates from Royal
Crown. The initial term of the Cott Worldwide Agreement is 21 years, with multiple six-year extensions.

           Cott delivers the private label concentrate and packaging materials to independent bottlers for bottling. The finished private label product is then shipped to Cott's trade customers, including major retailers such as Wal-Mart, A&P and Safeway. The Cott Worldwide Agreement provides that, so long as Cott purchases a specified minimum number of units of private label concentrate in each year of the Cott Worldwide Agreement, Royal Crown will not manufacture and sell private label carbonated soft drink concentrates to parties other than Cott anywhere in the world.

           Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal Crown uses for its private label program are customer specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop a concentrate according to each trade customer's specifications.
Royal Crown retains ownership of the formulae for such concentrates developed after the date of the Cott Worldwide Agreement, except upon termination of the Cott Worldwide Agreement as a result of breach or non-renewal by Royal Crown.


           Gross margins for private label sales are lower than those for branded sales. However, since most advertising and marketing expenses and general and administrative expenses are not attributable to private label sales, resulting net operating margins for private label sales are higher than those for branded sales. This is so despite the fact that, on a per case basis, net operating profits for branded sales remain higher than those for private label sales.

PRODUCT DISTRIBUTION

           Bottlers distribute finished product through four major distribution channels: take home (consisting of food stores, drug stores, mass merchandisers, warehouses and discount stores); convenience (consisting of convenience stores and retail gas mini-markets); fountain/food service (consisting of fountain syrup sales and restaurant single drink sales); and vending (consisting of bottle and can sales through vending machines). The take home channel is the principal channel of distribution for Royal Crown products.

           In recent years, Royal Crown products have lost distribution and experienced excessive out-of-stock positions within retail outlets. Royal Crown's management believes that providing to the bottlers timely and reliable market information on the industry and product status of the retailers in their local markets will allow the bottlers to address out-of-stock positions, level of merchandising and inventory, thereby more effectively distributing Royal Crown's products.

           Royal Crown brands historically have not been broadly distributed through vending machines or convenience outlets. In addition to stimulating trial purchases, the presence of Royal Crown identified vending machines and cold storage boxes reinforces consumer awareness of the brands. Thus, in 1994, Royal Crown's management arranged for the leasing of approximately 8,600 vending machines and for the subleasing of this equipment to bottlers to encourage service of convenience outlets. In addition, Royal Crown also expects to lease an additional 2,500 vending machines in 1995, which will be subleased to bottlers.

INTERNATIONAL

           Sales outside the United States accounted for approximately 13.0% and 9.8% of Royal Crown's sales in Transition 1993 and Fiscal 1994, respectively. As of December 31, 1994, 78 bottlers and 12 distributors sold Royal Crown brand products outside the United
States in 57 countries, with international sales in Fiscal 1994 distributed among Canada (30%), Latin America and Mexico (26%),
Europe (20%), the Middle East/Africa (17%) and the Far East (7%).
In September 1994, Royal Crown announced that it had reached a long-term agreement with one of the largest independent bottlers in Mexico, Consorcio Aga. Four of Consorcio Aga's plants began producing Royal Crown products in September 1994, and Royal Crown products have become available in approximately 36,000 retail outlets in the vicinity of the four plants. Consorcio Aga is supporting the new arrangement with an ongoing marketing and advertising campaign which includes broadcast and print advertising, extensive signage and a sampling program reaching in excess of 1,000,000 people. The agreement contemplates that production of Royal Crown products at eleven additional Consorcio
Aga plants will be phased in over the next three years. Because Mexico has the second largest per capita cola consumption on the world, Royal Crown believes that this arrangement is a significant step in its international expansion. In 1994, Royal Crown has also entered into agreements with independent bottlers in Argentina, Brazil, Indonesia, Syria, Portugal, Qatar and Russia. To support expansion in these markets, new managers have been added for Latin America and the C.I.S./Baltic region. Royal Crown has also announced plans to enter China in 1996 and has targeted the Philippines, Ireland, Pakistan, Peru and the C.I.S./Baltic region for future development by late 1995 or early 1996.

PRODUCT DEVELOPMENT AND RAW MATERIALS

           Royal Crown believes that it has a reputation as an industry leader in product innovation. Royal Crown introduced the first national brand diet cola in 1961. The DIET RITE flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages.

           Flavoring ingredients and sweeteners for sugar-sweetened soft drinks are generally available on the open market from several sources. However, aspartame, the sweetener currently preferred by consumers of diet soft drinks, was until December 1992 subject to a patent held by The NutraSweet Company, a division of Monsanto
Company. Since the expiration of that patent the price of aspartame has declined. The reduced cost of aspartame has improved Royal Crown's gross margin.


                      RESTAURANT (ARBY'S)

           Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in 1994 of approximately 66% of the roast beef sandwich segment of the quick service restaurant category. In addition, Triarc believes that Arby's is the 13th largest quick service restaurant chain in the United States, based on domestic system-wide sales.
As of December 31, 1994, Arby's restaurant system consisted of 2,788 restaurants, of which 2,621 operated within the United States and 167 operated outside the United States. As of December 31, 1994, Arby's owned and operated 288 units and the remaining 2,500 units were owned and operated by franchisees. At December 31, 1994, all but two restaurants outside the United States were franchised. System-wide sales were approximately $1.5 billion in Fiscal 1993, approximately $1.1 billion in Transition 1993 and approximately $1.8 billion in Fiscal 1994.

           In addition to its various slow-roasted meat sandwiches, Arby's restaurants also offer a selected menu of chicken, submarine and other deli sandwiches and salads. A breakfast menu, which consists of croissants with a variety of fillings, is also available at some Arby's restaurants. The typical Arby's restaurant generates a substantial amount of its revenues during the lunch hours.

           Arby's revenues are derived from three principal sources: (i) sales at company-owned restaurants; (ii) royalties from franchisees and (iii) one-time franchise fees from new franchisees. During
Fiscal 1993, Transition 1993 and Fiscal 1994 approximately 78%, 78% and 77%, respectively, of Arby's revenues were derived from sales at company-owned restaurants and approximately 22%, 22% and 23%, respectively, were derived from royalties and franchise fees.

BUSINESS STRATEGY

           Arby's has maintained consistently high rankings in consumer awareness surveys and continues to attract new franchisees to its system. Prior to the Reorganization, however, Arby's opened few company-owned restaurants. As a result, the number of restaurants in the Arby's system has grown at a slower rate than other leading fast food chains, which have expanded through both internal growth and acquisitions. In addition, the lack of attention of prior management to the operating standards of both company-owned and franchised restaurants, including significantly reduced capital available for remodeling certain of the company-owned restaurants, may have had a negative effect on the market perception of the Arby's system.

           Arby's business strategy is designed to increase the total number of restaurants in the Arby's system and to improve the revenues and profitability of the restaurants. The key elements of this strategy include:

           * Accelerated Store Opening Program: In Fiscal 1994, Arby's opened nine company-owned restaurants, as compared to five company-owned restaurants during Transition 1993. Since the Reorganization, Arby's has expanded its management team to support an accelerated program of opening company-owned stores, including professionals in charge of site analysis and selection, lease negotiation, and personnel training. Arby's currently expects to open approximately 50 new company-owned restaurants in 1995. From time to time, Arby's will consider increasing the number of company-owned restaurants by acquiring restaurants from existing franchisees. For example, in the first quarter of 1994, Arby's sold 20 company-owned restaurants to a current franchisee and purchased from the same franchisee an aggregate of 33 of its franchised restaurants located in Florida, thereby increasing Arby's overall number of company-owned restaurants by 13. The acquisition of the Florida restaurants is part of a plan to increase Arby's market presence in Florida, Arby's headquarter state, which, in turn, will allow Arby's to test new products and concepts more effectively. In addition, during the second half of 1994, Arby's purchased an additional 11 restaurants from franchisees. In February 1995, Arby's acquired 35 currently franchised restaurants in the Los Angeles area and signed a letter of intent to acquire 16 franchised restaurants in the Toronto, Canada area.

           * Remodeling Program: At the time of the Reorganization, the average company-owned restaurant had not been renovated or remodeled in approximately 11 years. Based on the historical experience of Arby's franchisees, restaurants generally record increases in sales in the year after a remodeling. In 1994, Arby's remodeled 45 of its company-owned restaurants. Arby's expects to complete the renovation or remodeling of its company-owned restaurants over the next three years. Certain of the restaurants to be renovated or remodeled were acquired by Arby's from franchisees.

           * Expanding the Franchise Network: Arby's management believes that more effective marketing and advertising, a stronger commitment by Arby's to building the system through its accelerated store opening program, and the improvement in the quality of the facilities of the company-owned restaurants will increase the value of, and demand for, Arby's franchises. As of December 31, 1994, Arby's had received prepaid commitments for the opening of up to 395 new domestic franchised restaurants over the next five years, including 175 new domestic franchised restaurants in 1995, as compared to 125 that were opened in 1994. Arby's also expects that 50 new franchised restaurants outside of the United States will open in 1995. Arby's management believes that its efforts to improve the value of the Arby's franchise should result to a significantly higher number of openings during this time period.

           * Increasing Operating Efficiency: Arby's management believes that significant additional operating efficiency can be achieved by (i) rigorously evaluating the performance of company-owned restaurants and closing those that do not meet selected profitability criteria,
                     (ii) requiring more uniformity across its restaurant system to increase purchasing efficiencies and improve ease and speed of service, and (iii) installing point-of-sale systems, certain new kitchen equipment and other labor-saving processes in company-owned restaurants. Arby's closed four company-owned restaurants during Fiscal 1994. In addition, management anticipates that it will spend approximately $5 million in 1995 on new equipment, and will lease new point-of-sale terminals, for company-owned restaurants.

           * More Focused Retail-Oriented Marketing: Arby's management believes that focused advertising and marketing, combined with renewed emphasis on customer service, will increase consumer awareness of Arby's, improve customer satisfaction and stimulate repeat visits, capitalizing on consumers' favorable perception of the quality of Arby's food. Arby's management believes that Arby's historically has over-emphasized the use of coupons and other promotional efforts, rather than marketing programs that reinforce consumer recognition of Arby's. In October 1994, Arby's launched a new "Go West", "its better out here" advertising campaign to reemphasize its quality roasted products with a wholesome Western image.

           * International Expansion: Although Arby's is initially focusing its resources on expanding the domestic restaurant system, Arby's management believes that the international network represents a significant long term growth opportunity. During 1994, Arby's repurchased the territorial rights in 4 countries, including the United Kingdom. Management expects to increase the number of restaurants under existing and new agreements with international franchisees in 16 or more countries. With the potential acquisition of 16 restaurants in Toronto, Canada referred to above, Arby's has targeted such market for future expansion of company-owned restaurants.

           *         Dual Branding:   Arby's continues to broaden the testing
                     of its dual branding strategy, which allows a single restaurant to offer the consumer two distinct, but complementary, brands at the same restaurant. Lunchtime customers account for the majority of sales at Arby's restaurants, while its dual branding partners attract higher dinner traffic. Collaborating to offer a broader menu is intended to increase sales per square foot of facility space, a key measure of return on investment in retail operations. Since late 1993, 14 Arby's restaurants in four different regions have offered the menu items of another restaurant chain. Results to date appear to validate this concept and Arby's continues to seek other partners.

INDUSTRY

           The U.S. restaurant industry is highly fragmented, with approximately 378,000 units nationwide. Industry surveys indicate that the 15 largest chains accounted for approximately 17% of all units and 29% of all industry sales in 1994. According to data compiled by the National Restaurant Association, total domestic restaurant industry sales were approximately $176 billion in 1994, of which approximately $93 billion were in the quick service restaurant ("QSR") or fast food segment. In recent years the industry has benefitted as spending in restaurants has consistently increased as a percentage of total food-related spending. According to an industry survey, the QSR segment (of which Arby's is a part) has been the fastest growing segment of the restaurant industry over the past five years, with a compounded annual sales growth rate from 1989 through 1993 of 4.5%.


ARBY'S RESTAURANTS

           The first Arby's restaurant opened in Youngstown, Ohio in 1964. As of December 31, 1994, Arby's restaurants were being operated in 49 states, Puerto Rico, the U.S. Virgin Islands and 17 foreign countries. At December 31, 1994, the five leading states by number of operating units were: Ohio, with 207 restaurants; Texas, with 170 restaurants; California, with 163 restaurants; Michigan, with 147 restaurants; and Georgia, with 131 restaurants. The leading country internationally is Canada with 114 restaurants.

           Arby's restaurants in the United States and Canada typically range in size from 700 square feet to 4,000 square feet.
Restaurants in other countries typically are larger than U.S. and Canadian restaurants. Restaurants typically have a manager, assistant manager and as many as 20 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours. In March 1995, Arby's opened a new concept restaurant called "Roast Town" in Plantation, Florida, to test an upscale facility of approximately 4,000 square feet with an expanded product line. This concept is intended to reposition
Arby's to offer the food variety and quality of casual dining, while providing fast food service and convenience.

           The following table sets forth the number of company-owned and franchised Arby's restaurants at December 31, 1992, 1993 and 1994.

                                             DECEMBER 31,
                                      -------------------------
                                      1992       1993      1994
                                      -----     -----     -----

Company-owned restaurants.........    268         259       288
Franchised restaurants............  2,335       2,423     2,500
                                    ------    -------    ------
  Total restaurants...............  2,603       2,682     2,788


           Arby's opened nine company-owned stores in 1994, as compared to five company-owned restaurants in Transition 1993. Since the Reorganization, Arby's has expanded its management team to support an accelerated program of opening company-owned stores, including professionals in charge of site analysis and selection, lease negotiation and personnel training. Arby's currently expects to open approximately 50 new company-owned restaurants in 1995.

           Arby's has begun a program to upgrade the quality of the facilities of its company-owned restaurants, including restaurants recently acquired from franchisees, as described above. At the time of the Reorganization, the average Arby's company-owned restaurant had not been renovated or remodeled in approximately 11 years. The average cost of renovating a restaurant is approximately $105,000, which includes the cost of new signage, menu boards, seating areas, kitchens and point-of-sale systems. In addition, Arby's management intends to add drive-through windows in several of its company-owned restaurants. At December 31, 1994, 218 company-owned restaurants had drive-through facilities.

FRANCHISE NETWORK

           At December 31, 1994, there were 543 Arby's franchisees operating 2,500 separate locations. The initial term of the typical franchise agreement is 20 years with a renewal option by the franchisee, subject to certain conditions. As of December 31, 1994, Arby's did not offer any financing arrangements to its franchisees.

           The Arby's franchise was ranked by a national magazine survey published in January 1995 as one of the top 15 franchises among 500 franchised businesses, based on a variety of objective criteria of importance to franchisees. As of December 31, 1994, Arby's had received prepaid commitments for the opening of up to 395 new domestic franchised restaurants over the next five years, including
175 new domestic franchised restaurants in 1995. Arby's also expects that 50 new franchised restaurants outside of the United
States will open in 1995. After the repurchase of territorial rights referred to above, Arby's has remaining territorial agreements with international franchisees in 10 countries at December 31, 1994.
Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries, and, in some cases, the right to sub-franchise Arby's restaurants. Arby's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

           Arby's offers franchises for the development of both single and multiple "traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently provides for, among other things, an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment based on 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees at December 31, 1994 was 2.9%. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new traditional restaurant.

           In December 1994, Arby's began granting development agreements which give developers rights to develop Arby's limited service restaurants in conjunction with either an existing operating food service or other business or non-traditional locations for a specified term and which requires a $1,000 development deposit per store which is then applied toward royalties which are to be paid at a rate of 10% of sales (which includes the AFA contribution referred to below). The developer/franchisee is required to sign an individual franchise agreement for a term of five years. As of December 31, 1994, there were only two franchised limited service restaurants in operation.

           Franchised restaurants are operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Arby's continuously monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

ADVERTISING AND MARKETING

           Arby's advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made both by the local franchisee, Arby's or both on a shared basis. Franchisees and Arby's contribute 0.7% of gross sales to the Arby's Franchise Association ("AFA"), which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly gross sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly gross sales. In Fiscal 1993, Transition 1993 and Fiscal 1994, Arby's expenditures for advertising and marketing in support of company-owned stores were $16.2 million, $11.1 million and $17.2 million, respectively.

QUALITY ASSURANCE

           Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. A full-time quality assurance employee is assigned to each of the four independent processing facilities that process roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at Arby's headquarters tests samples of roast beef periodically from each franchisee. Regional franchise managers make annual inspections of each franchised unit, as well as unannounced inspections, to ensure that Arby's policies, practices and procedures are being followed.

CUSTOMER SERVICE

           Customer service and employee training are top priorities of Arby's in order to ensure repeat business and consumer loyalty.
Arby's attempts to instill this philosophy in its franchisees through the initial franchisee training program and refresher courses, interactive videos and company workbooks and issues a variety of instructional and motivational programs. Regional
Arby's personnel provide assistance to franchisees in improving customer service and employee training, and Arby's consumer affairs department maintains a toll free consumer hotline number to respond to customer questions and complaints.


PROVISIONS AND SUPPLIES

           Arby's roast beef is provided by four independent meat processors, supplying the following approximate annual percentages of Arby's systemwide roast beef requirements: Emmbers Foods (50%), Cargill Processed Meats (20%), International Beef Processors (17%) and Custom Food Products (13%). Franchise operators are required to obtain roast beef from one of the four approved suppliers. Arby's, through the non-profit purchasing cooperative ARCOP, Inc. ("ARCOP"), which negotiates contracts with approved suppliers on behalf of Arby's and its franchisees, has entered into "cost-plus" contracts and purchases with these suppliers. These contracts have a term of eighteen months and Arby's currently expects to renew them in March 1996. Arby's believes that satisfactory arrangements could be made to replace any of its current roast beef suppliers, if necessary, on a timely basis.

           Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Food, proprietary paper and operating supplies are also made available, through national contracts employing volume purchasing, to Arby's franchisees through ARCOP.

                     TEXTILES (GRANITEVILLE)

           Graniteville manufactures, dyes, and finishes cotton, synthetic and blended (cotton and polyester) apparel fabrics. Graniteville produces fabrics for utility wear including uniforms and other occupational apparel, piece-dyed fabrics for sportswear, casual wear and outerwear, indigo-dyed fabrics for jeans, sportswear and outerwear and specialty fabrics for recreational, industrial and military end-uses. Through its wholly-owned subsidiary C.H. Patrick & Co., Inc. ("C.H. Patrick"), Graniteville also produces and markets dyes and specialty chemicals primarily to the textile industry. Triarc believes that Graniteville is a leading domestic manufacturer of fabrics for utility wear, piece-dyed fabrics for sportswear, casual wear and outerwear and indigo-dyed fabrics used in the production of both basic and high-end fashion apparel.

BUSINESS STRATEGY

           Graniteville believes that it has a reputation in the textile industry as both a consistent producer of quality products and an innovator of new products to meet the changing needs of its customers. The management of Graniteville intends to continue to implement the following business strategy, focusing its resources on products and markets where it believes it can obtain a significant market share. The key elements of this strategy include:

           * Focus on Innovative, Value-Added Products: Graniteville's products are high value-added fabrics that require sophisticated manufacturing, dyeing and finishing techniques. Graniteville maintains its leadership position in these products by creating new processes that result in special colors or textures in the case of fashion-oriented fabrics or provide improved performance characteristics in the case of utility wear.

           *         Maintain Profitability in a Cyclical Industry:
                     Graniteville consistently purchases unfinished fabrics (known as "greige goods") from third parties for its finishing plants to supplement internally manufactured fabrics. This strategy generally allows Graniteville to reduce purchases of greige goods during periods of reduced demand while continuously operating its manufacturing facilities. As a result of operating its weaving facilities at consistently high utilization rates, cyclical fluctuations in demand have less impact on Graniteville's operating profits than on certain of its competitors. In addition, Graniteville attempts to minimize its working capital investment through inventory controls while still allowing efficient scheduling of its manufacturing facilities and achieving on-time deliveries to customers.

           * Maintain Quick Response to Customers: Graniteville believes that a key element of its success has been its ability quickly to develop and produce innovative, finished fabrics for customers, giving it a competitive advantage over certain other fabric producers. Quick response time is particularly valued by customers engaged in fashion-sensitive segments of the apparel industry. Graniteville's modern, flexible production facilities enable it to provide this high value-added service in a cost-effective manner.

           *         Invest Capital in Modern Vertically-Integrated
                     Operations: Graniteville believes that vertical integration is an essential element of its ability to produce customized fabrics in a quick and cost-effective manner. Graniteville has spent $155 million over the eight year period ending December 31, 1994 to modernize its facilities. Graniteville's management will continue its facilities and equipment modernization program to lower production costs while simultaneously maintaining quality standards.

           *         Expand Dyes and Specialty Chemicals Business:
                     Graniteville's dyes and specialty chemicals subsidiary, C.H. Patrick, has experienced 6.4% compound annual growth in revenues, and 15.4% compound annual growth in net income, over the last five years. Graniteville's management believes that C.H. Patrick is viewed as an innovator in its field and intends to continue to emphasize the development of C.H. Patrick's products and markets.

PRODUCTS AND MARKETS

           Graniteville's principal products are cotton and cotton blended fabrics, including denim. Fabric styles are distinguished by weave, weight and finishing. The production of fabric is organized into four product lines based on fabric type and end-use
- - - -- utility wear, piece-dyed fabrics for sportswear, casual wear and outerwear, indigo dyed fabrics for jeans, sportswear and outerwear and specialty products. In addition, Graniteville manufactures dyes and specialty chemicals through C.H. Patrick. Graniteville focuses its resources on products and markets where it believes it can obtain a significant market share. In each of its market segments, Graniteville focuses on developing relationships with those customers with the greatest need for high value added products.

           The contribution of each product line and service to Graniteville's total revenues during Fiscal 1993, Transition 1993 and Fiscal 1994 is set forth below:


                                                PERCENT OF REVENUES
                                   -------------------------------------------
                                    FISCAL 1993  TRANSITION 1993  FISCAL 1994
                                   -------------------------------------------

Utility wear.......................      36%            39%           43%
Piece-dyed fabrics for sportswear,
  casual wear and outerwear........      26             23            21
Indigo-dyed fabrics for jeans,
  sportswear and outerwear.........      21             22            19
Specialty products.................       8              7             8
Dyes and specialty chemicals.......       8              8             8
Other..............................       1              1             1
                                        ----           ----         ----
         Total.....................     100%           100%         100%


           Utility Wear: Graniteville believes it is a leading domestic manufacturer of fabrics for sale to apparel manufacturers that supply utility wear to industrial laundries for rental to their customers, as well as manufacturers that sell utility wear on the retail market. In the utility wear market, fabrics are generally piece-dyed, which means that the fabric is first woven and then dyed. Utility wear customers require a durable fabric which complies with strict standards for fitness of use and continuity and retention of color. Graniteville works closely with its customers in order to develop fabrics with enhanced performance characteristics. Graniteville's utility wear customers include Red
Kap, Williamson-Dickie, Carhartt, Inc., Cintas, American Uniform, Washable Inc., Walls Industries, Unifirst, Perfect Industrial
Uniform and Reed Manufacturing.

           Piece-dyed Fabrics for Sportswear, Casual Wear and Outerwear:
Graniteville believes it is a leading domestic manufacturer of woven cotton piece-dyed fabrics that are sold primarily to domestic manufacturers and retailers of men's, women's and children's sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights, according to individual customer specifications.
Graniteville works directly with its customers to develop innovative fabric styles and finishes. Graniteville's piece-dyed sportswear fabric customers include Liz Claiborne, Kellwood
Company, Levi Strauss (Dockers), Henry I. Siegel Company, Inc.
(H.I.S.), Polo Ralph Lauren, Farah, Stuffed Shirt, I.C. Isaac's
Co., Aalf's Mfg. Co. and Disenos De Alta Moda.

           Indigo-Dyed (Denim) Fabrics for Jeans, Sportswear and
Outerwear: Graniteville believes it is a leading domestic manufacturer of indigo-dyed fabrics (primarily denim) in a wide range of styles for use in the production of high-end men's, women's and children's fashion apparel. Graniteville also produces other indigo-dyed fabrics for jeans, sportswear and outerwear. In the manufacture of indigo-dyed fabrics, the yarn is dyed before it is woven. This process results in the distinctive appearance of indigo-dyed apparel fabrics, noted by variations in color. Graniteville believes that it is a leader in the development of new and innovative colors and styles of weaves and finishes for indigo-dyed fabrics, and Graniteville works directly with its customers to produce indigo-dyed fabrics that meet the changing styles of the contemporary fashion market. Graniteville's indigo-dyed fabrics customers include Guess, Wrangler, Stuffed Shirt, Flynn Enterprises, Disenos De Alta Moda, Wilkins Industries, Sun Apparel, Kellwood Company, Carhartt, Inc., Paris Blues and Levi Strauss.

           Specialty Products: Graniteville produces a variety of fabrics for recreational, industrial and military end-uses, including coated fabrics for awnings, tents, boat covers and camper fabrics.
The specialty products unit also dyes customer-owned finished garments, enabling customers to order color selections, while minimizing inventory risk and meeting short delivery schedules.
Graniteville's specialty products customers include The Astrup
Company, Teledyne/Brown Engineering, Outdoor Venture Corporation,
Wichita Ponca, Kent Sporting Goods Co., Inc., Camel Mfg., Fun Tees, Georgia Tent and Awning, Dakota Tribal Industries and Seaboard
Textile Inc.


C.H. PATRICK'S PRODUCTS AND MARKETS

           C.H. Patrick develops, manufactures and markets dyes and specialty chemicals, primarily to the textile industry. During both the twelve month period ended February 28, 1993 and the eight month period from March 1, 1993 through October 31, 1993, approximately 57% of C.H. Patrick's sales were to non-affiliated manufacturers, and 43% were to Graniteville. During Fiscal 1994, approximately 59% of C.H. Patrick's sales were to non-affiliated manufacturers and 41% were to Graniteville. C.H. Patrick's sales to third parties have increased at a compounded annual rate of 8.4% over the last three calendar years. Graniteville's management believes that C.H. Patrick has earned a reputation for producing high quality, innovative dyes and specialty chemicals.

           C.H. Patrick processes dye presscakes and other basic materials to produce and sell indigo, vat, sulfur and disperse liquid dyes, as well as disperse, direct and aluminum powder dyes. The majority of C.H. Patrick's dye products are used in the continuous dyeing of cotton and polyester/cotton blends. C.H. Patrick also manufactures various textile softeners, surfactants, dyeing auxiliaries and permanent press resins, as well as several acrylic polymers used in textile finishing as soil release agents. Most of C.H. Patrick's products offer higher margins than other product lines of Graniteville.

           In August 1994, C.H. Patrick acquired a minority interest in Taysung Enterprise Company, Ltd., a Taiwanese manufacturer of dyes and chemicals. C.H. Patrick also obtained exclusive distribution rights in North, Central and South America for Taysung products for a period of five years.

MARKETING AND SALES

           Graniteville's fabrics are marketed and sold by its woven apparel marketing group which moved from its headquarters in New York City to Graniteville's headquarters in South Carolina during 1994. The group also maintains regional sales offices in New York, New York; Boston, Massachusetts; Greensboro, North Carolina; Greenville, South Carolina; Dallas, Texas; and San Francisco, California. Independent sales agents in Los Angeles, California and Canada also market Graniteville's woven apparel products. Graniteville's specialty products are marketed and sold by the specialty products division. C.H. Patrick markets and sells its dyes and chemicals through its own sales and marketing department.

MANUFACTURING

           Graniteville is a vertically integrated manufacturer, with facilities capable of converting raw fiber into finished fabrics. Generally, raw fibers are purchased and spun into yarn, and yarns are either dyed and then woven into fabrics (as in the case of piece-dyed fabrics) or woven into fabrics, which are then dyed according to customer specifications (as in the case of piece-dyed fabrics). Graniteville currently operates four weaving plants, two indigo-dyeing facilities, one indigo-finishing facility, one piece-dyeing facility, one coating facility and one garment-dyeing facility, all of which are located within a fifteen mile radius of Graniteville's headquarters.

           Graniteville's piece-dyed dyeing and finishing facility utilizes a wide range of technologies, highlighted by the use of a sophisticated computer-based monitoring and control system. This system, which Graniteville believes to be unique in the industry, allows Graniteville to continuously monitor and control each phase of the dyeing and finishing process in order to improve productivity, efficiency, consistency and quality.

           Graniteville invested approximately $155 million over the eight year period ending December 31, 1994, including approximately $23 million in Fiscal 1994, to modernize its manufacturing operations. Graniteville's yarn spinning and weaving operations were updated by the addition of state-of-the-art computer-controlled spinning machinery and high speed air-jet and rapier looms, capable of significantly increasing productivity while allowing Graniteville to maintain its high quality manufacturing standards. In 1995 Graniteville expects to spend approximately $14 million in order to maintain, expand and upgrade its facilities.


RAW MATERIALS

           The principal raw materials used by Graniteville in the manufacture of its textile products are cotton and man-made fibers (primarily polyester). Graniteville seeks to enter into partnership-type arrangements with its suppliers. It purchases cotton from a number of domestic suppliers at the time it receives orders from customers and generally maintains a commitment position resulting in a four to six month supply of cotton. U.S. cotton prices escalated markedly during 1994. World cotton crop production declined in the 1993 and 1994 crop reporting cycles (periods ending July 31 of each year) as a consequence of the effects of disease, pest infestation and weather conditions in certain foreign countries. This decline in world supply, coupled with continued strong demand for cotton, resulted in rising prices beginning in late 1993, through all of 1994 and continuing into 1995. The average price paid for cotton by the textile segment escalated 14% in 1994 over the average price paid in 1993. In light of the foregoing, at December 31, 1994, Graniteville had a commitment position sufficient to cover forward sales. Polyester is generally purchased from one principal supplier, although there are numerous alternative domestic sources for polyester. Polyester is purchased pursuant to periodic negotiations whereby Graniteville seeks to assure itself of a consistent, cost-effective supply. In general, there is an adequate supply of such raw materials to satisfy the needs of the industry. In addition, Graniteville purchases greige goods from other manufacturers to supplement its internal production. These fabrics have normally been available in adequate supplies from a number of domestic sources. Graniteville also purchases bulk dyes and specialty chemicals manufactured by various domestic producers, including C.H. Patrick. While Graniteville believes that there is a competitive advantage to purchasing these dyes and specialty chemicals from C.H. Patrick, they are presently available in adequate supply in the open market.

BACKLOG

           Graniteville's backlog of unfulfilled customer orders was approximately $276.7 million at December 31, 1994, as compared to approximately $191.2 million at December 31, 1993. It is expected that substantially all of the orders outstanding at December 31, 1994 will be filled during the next 12 months. Order backlogs are usual to the business in which Graniteville operates.

          LIQUEFIED PETROLEUM GAS (NATIONAL PROPANE AND PUBLIC GAS)

           National Propane and Public Gas distribute liquefied petroleum gas ("LP gas") for residential, agricultural, commercial and industrial uses, including space heating, water heating, cooking and engine fuel. The LP Gas Companies also sell related appliances and equipment. Triarc believes that the LP Gas Companies are (collectively) the fifth largest distributors of LP gas in terms of unit volume in the United States. As of December 31, 1994, the LP
Gas Companies had 174 service centers supplying markets in 22 states in the Northeast, Southeast, Midwest and Southwest, primarily in suburban and rural areas. Triarc has agreed with National Propane's lenders to cause the merger of Public Gas and National Propane during the second quarter of 1995. It is expected that Public Gas would become a wholly-owned subsidiary of SEPSCO prior to such merger. In connection therewith, Triarc presently intends to cause SEPSCO to redeem its outstanding 11-7/8% Senior Subordinated Debentures due February 1, 1998 (the "SEPSCO 11-7/8% Debentures") during 1995. See Note 13 to the Consolidated Financial Statements.

BUSINESS STRATEGY

           Prior to the Reorganization, the LP Gas Companies did not have a chief executive officer solely responsible for their business, and were operating in their numerous regions without coordinated pricing or distribution strategies. Purchasing and other functions were decentralized, resulting in cost duplications and purchasing inefficiencies.

           In April 1993 Ronald D. Paliughi joined the LP Gas Companies as National Propane's President and Chief Executive Officer. Mr.
Paliughi has since assembled an experienced management team committed to implementing the following business strategy intended to increase revenues and improve operating margins:

           * Streamlining of Operations: Since the Reorganization, the LP Gas Companies' work force has been reduced by approximately 10% and further reductions are planned during calendar 1995. In addition, better utilization of the vehicle fleet resulted in a 10% reduction in the size of such fleet in 1994. As a result, operating expenses decreased significantly in calendar 1994.

           * Improved Pricing Management: To better monitor prices, in 1994 the LP Gas Companies installed a centralized pricing and billing system in all of their offices which enables management to set and monitor prices from headquarters. This system permits the monitoring of supply, demand and competitive pricing information on a system-wide basis.

           * Improved Marketing: The LP Gas Companies intend to differentiate themselves from many smaller, local competitors by establishing an image as a large, reliable fuel supplier on which customers can depend. All of the businesses operate under the National Propane brand and operating management is implementing coordinated advertising and marketing campaigns.

           * Efficient Purchasing: Due to capital constraints and the lack of centralized purchasing, the LP Gas Companies historically have not taken advantage of existing storage capacity. When conditions are appropriate, management intends to purchase and store LP gas supplies during the summer months when market pricing is distressed, and sell these supplies during times of higher gas prices. In addition, each LP Gas Company historically purchased LP Gas independently. The LP Gas Companies' management centralized purchasing and hired an experienced senior executive to manage all LP gas purchasing activities.

           * Acquisitions: To complement the strategies outlined above, the LP Gas Companies intend to increase revenues by acquiring smaller, less efficient competitors and incorporating them into the LP Gas Companies' existing network. Accordingly, in January 1994, National Propane acquired the assets of Ozark Gas Company and affiliates, which sold LP gas and related merchandise in West Plains, Thayer, and Willow Springs, Missouri. The purchase price for these assets was approximately $3.8 million, of which approximately $2.7 million was financed by a promissory note of National Propane. In September 1994, National Propane acquired substantially all of the assets of Garrett Propane Gas Service, Inc. and affiliates, which sold LP gas in Springfield, Bolivar and Pleasant Hope, Missouri. The aggregate purchase price for these assets and for certain non-compete agreements by the sellers was approximately $3.3 million, of which $950,000 was in the form of a promissory note of National Propane.
                     The LP Gas Companies also acquired the assets of four smaller retail propane marketers for an aggregate purchase price of $1.6 million.

INDUSTRY

           LP gas is a clean burning fuel produced by extraction from natural gas or by separation from crude oil and crude oil products. In recent years, industry sales of LP gas have not grown, primarily due to the economic downturn and energy conservation trends, which have negatively impacted the demand for energy by both residential and commercial customers. However, LP gas, relative to other forms of energy, is gaining increased recognition as an environmentally superior, safe, convenient, efficient and easy to use energy source in many applications.

MARKETS; CUSTOMERS

           LP gas is sold primarily in suburban and rural areas which do not have access to natural gas. In the residential market, LP gas is used in LP gas appliances and heaters in a manner similar to natural gas, primarily for home heating, water heating and cooking (indoor and outdoor). In the agricultural market, LP gas is used primarily for motor fuel, chicken brooders and crop drying. In the commercial market, LP gas is used primarily by restaurants, fast foods franchises, shopping centers and other retail or service establishments. In the industrial market, LP gas is used primarily as a fuel for fork lift trucks and delivery trucks, heat-treating and other industrial applications.

           During Fiscal 1993, Transition 1993 and Fiscal 1994, approximately 68%, 53% and 51%, respectively, of sales by the LP Gas Companies were to residential customers and approximately 32%, 47% and 49%, respectively, of such sales were to commercial, agricultural and industrial customers. In Fiscal 1993, Transition 1993 and Fiscal 1994, no single customer accounted for more than 10% of the LP Gas Companies' combined operating revenues.


PRODUCTS AND SERVICES

           LP gas is sold and distributed in bulk or in portable cylinders, through company-owned retail outlets and distributors. Most of the LP Gas Companies' volume, in terms of dollars and gallons, is distributed in bulk, although almost half of their customers are served using interchangeable portable cylinders. For customers served using cylinders, normally two LP gas cylinders of 100 pound capacity (23.5 gallons each) are installed on the customer's premises along with necessary regulating and protective equipment. Regular bulk deliveries of LP gas are made to customers whose consumption is sufficiently high to warrant this type of service. For such customers, tanks (usually having a capacity of 50 to 1,000 gallons) are installed at the customers' premises and the LP gas is stored in the tanks under pressure and piped into the premises.

           The LP Gas Companies' sales by cylinder and bulk service for the last three fiscal years and Transition 1993 are as follows:

                       CYLINDER TOTAL   BULK TOTAL    COMBINED TOTAL
                       --------------   ----------    ---------------
                                  (GALLONS IN THOUSANDS)

Fiscal 1992...........13,634              132,074       145,708
Fiscal 1993...........13,963              140,876       154,839
Transition 1993....... 9,687               80,493        90,180
Fiscal 1994...........10,520              141,815       152,335

           Year-to-year demand for LP gas is affected by the relative severity of the winter and other climatic conditions. For example, while the severe flooding in the mid-west United States during the summer of 1993 significantly reduced the demand for LP gas for crop-drying applications in these agricultural regions, the ice, snow and the frigid temperatures that were experienced by the United States in January and February of 1994 significantly increased the overall demand for LP gas. Similarly, the warm weather during the winter of 1994-1995, one of the warmest winters of the century, significantly decreased the overall demand for LP gas.

           The LP Gas Companies also provide specialized equipment for the use of LP gas. In the residential market, the LP Gas Companies sell household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers. In the industrial market, the LP Gas Companies sell or lease specialized equipment for the use of LP gas as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of LP gas as engine fuel and for chicken brooding and crop drying.

SUPPLY

           The profitability of the LP Gas Companies is dependent upon the price and availability of LP gas as well as seasonal and climatic factors. Contracts for LP gas are typically made on a year-to-year basis, but the price of the LP gas to be delivered depends upon market conditions at the time of delivery. By utilizing their ability to store LP gas, management believes that the LP Gas Companies should be able to lower their annual cost of goods sold by maximizing supplies purchased during the low season and minimizing purchases during times of seasonally high prices.
The LP Gas Companies are not party to any contracts to purchase LP gas containing "take or pay" provisions. Certain contracts do, however, specify certain minimum and maximum amounts of LP gas to be purchased. The LP Gas Companies purchase LP gas from numerous suppliers. The LP Gas Companies have experienced conditions of limited supply availability from time to time but have generally been able to secure sufficient LP gas to meet their customers' needs. The primary sources of supply of LP gas are major oil companies and independent producers of both gas liquids and oil. Worldwide availability of both gas liquids and oil affects the supply of LP gas in domestic markets, and from time to time the ability to obtain LP gas at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of LP gas.

GENERAL

TRADEMARKS

           Royal Crown considers its concentrate formulae, which are not the subject of any patents, to be trade secrets. In addition, RC
COLA, DIET RC, ROYAL CROWN, DIET RITE, NEHI, UPPER 10, KICK and C&C are registered as trademarks in the United States, Canada and a number of other countries. Royal Crown believes that such trademarks are material to its business.

           Arby's is the sole owner of the ARBY'S trademark and considers it, and certain other trademarks owned by Arby's, to be material to its business. Pursuant to its standard franchise agreement, Arby's grants each of its franchisees the right to use Arby's trademarks, service marks and trade names in the manner specified therein.

           Graniteville is the sole owner of the GRANITEVILLE trademark and considers it to be material to its business.

           The material trademarks of Royal Crown, Arby's and Graniteville are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Royal Crown's, Arby's and Graniteville's rights to such trademarks in the United States will last indefinitely as long as they continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges to Royal Crown's, Arby's and Graniteville's right to use the RC COLA, DIET RC, ROYAL CROWN, DIET RITE, NEHI, UPPER 10, KICK, C&C, ARBY's or GRANITEVILLE trademarks in the United States have arisen.

           In November 1994, National Propane filed an application with the U.S. Patent and Trademark Office for the trademarks NATIONAL
PROPANE and GREEN FUELS. At March 31, 1995, such application was still pending.


COMPETITION

           Triarc's four businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than does Triarc.

           Royal Crown's soft drink products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola.
Royal Crown competes with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by Royal Crown's distributors, most of which also distribute other beverage brands. The principal methods of competition in the soft drink industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

           Arby's faces direct and indirect competition from numerous well established competitors, including national and regional fast food chains. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other establishments. Key competitive factors in the QSR industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

           In recent years, both the soft drink and restaurant businesses have experienced increased price competition resulting in significant price discounting throughout these industries. Price competition has been especially intense with respect to sales of soft drink products in food stores, with local bottlers granting significant discounts and allowances off wholesale prices in order to maintain or increase market share in the food store segment.
When instituting its own discount promotions, Arby's has experienced increases in sales but, with respect to company-owned restaurant operations, lower gross margins. While the net impact of price discounting in the soft drink and QSR industries cannot be quantified, such practices could have an adverse impact on Triarc.

           Graniteville has many domestic competitors, including large integrated textile companies and smaller concerns. No single manufacturer dominates the industry or any particular line in which Graniteville's participates. The principal elements of competition include quality, price and service.


           Triarc's textile business has experienced significant competition from manufacturers located outside of the United States that generally have access to less expensive labor and, in certain cases, raw materials. Graniteville has attempted to counteract the negative impact of competition from imports by focusing on product lines (for example, workwear) that have experienced less vulnerability to import penetration, and by emphasizing Graniteville's location in the United States, its efficient production techniques and its high level of customer service which allow it to provide more timely deliveries and to respond more quickly to changes in its customers' fabric needs. Exchange rate fluctuations can also affect the level of demand for Graniteville's products by changing the relative price of competing fabrics from overseas producers. The North American Free Trade Agreement, which became effective on January 1, 1994, immediately eliminated quantitative restrictions on qualified imports of textiles between the United States, Mexico and Canada and will gradually eliminate tariffs on such imports over a ten year period. In addition, a tentative agreement reached on December 15, 1993 under the General Agreement on Tariffs and Trade ("GATT") would eliminate quantitative restrictions on imports of textiles and apparel between GATT member countries after a ten year transition period. The new GATT agreement was signed and submitted to the United States Congress for approval on April 15, 1994, with a tentative effective date of July 1, 1995. Any significant reduction in import protection for domestic textile manufacturers could adversely affect Graniteville's business.

           The LP Gas Companies compete in each LP gas marketing area with numerous other LP gas distributors, none of which, including the LP Gas Companies, can be considered dominant in any particular marketing area. The principal competitive factors affecting this industry are price and service. In addition, LP gas is sold in competition with all other commonly used fuels and energy sources, including electricity, fuel oil and natural gas. The primary competing energy source to LP gas is electricity, which is available in substantially all of the market areas served by the LP Gas Companies. Currently, LP Gas is generally less expensive than electricity based on equivalent energy value. Fuel oil is a major competitor for home heating and other purposes and is sold by a diversified group of companies throughout the marketing areas served by the LP Gas Companies. Except for various industrial applications, no attempt has been made to compete with natural gas which, with few exceptions, has been a less expensive energy source than LP gas. Although competitive fuels may at times be less costly for an equivalent energy value, historically LP gas has competed successfully on the basis of cleanliness, convenience, safety, availability and efficiency. In addition, the use of alternative fuels, including LP gas, is mandated in certain specified areas of the United States that do not meet federal air quality standards.

WORKING CAPITAL

           Royal Crown's and Arby's working capital requirements are generally met through cash flow from operations. Accounts receivable of Royal Crown are generally due in 30 days and Arby's franchise fee receivables are due within 10 days after each month end.

           Working capital requirements for the textile business are generally fulfilled from operating cash flow supplemented by advances under a credit facility, entered into in connection with the Refinancing (as subsequently amended, the "Graniteville Credit Facility") which initially provided Graniteville with an $80 million term loan and a $100 million (currently $112 million) revolving credit facility (of which $8.4 million was available at December 31, 1994). Trade receivables are generally due in 60 days, in accordance with industry practice.

           Working capital requirements for the LP Gas Companies fluctuate due to the seasonal nature of their businesses. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of LP gas sold declines during the spring and summer. Working capital requirements are generally met through cash flow from operations supplemented by advances under the National Propane Credit Facility. Accounts receivable of the LP Gas Companies are generally due within 30 days of delivery.


GOVERNMENTAL REGULATIONS

           Each of Triarc's businesses is subject to a variety of federal, state and local laws, rules and regulations.

           Arby's is subject to regulation by the Federal Trade Commission and state laws governing the offer and sale of franchises and the substantive aspects of the franchisor-franchisee relationship. In addition, Arby's is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. President Clinton has proposed raising the minimum wage of $4.25 per hour to $5.15 per hour, phased over two years, with back-to-back $.45 increases. Significant numbers of the food service personnel at Arby's restaurants are paid at rates related to the federal and state minimum wage, and increases in the minimum wage may therefore increase the labor costs of Arby's and its franchisees. Arby's is also subject to the Americans with Disabilities Act (the "ADA"), which requires that all public accommodations and commercial facilities meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although Arby's management believes that its facilities are substantially in compliance with these requirements, Arby's may incur additional costs to comply with the ADA. However, Triarc does not believe that such costs will have a material adverse effect on Triarc's consolidated financial position or results of operations. From time to time, Arby's has received inquiries from federal, state and local regulatory agencies or has been named as a party to administrative proceedings brought by such regulatory agencies. Triarc does not believe that any such inquiries or proceedings will have a material adverse effect on Triarc's consolidated financial position or results of operations.

           The production and marketing of Royal Crown beverages are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of Royal Crown products. New FDA labeling regulations took effect in 1994. The total costs of complying with the new regulations, primarily for tooling new container labels, was approximately $1.5 million.

           Graniteville's operations are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act ("OSHA") and the regulations promulgated thereunder. Revised cotton dust standards, which became effective in 1986, have required increased capital expenditures, and may require additional capital expenditures presently expected to range from $7 million to $9 million.

           The LP Gas Companies are subject to various Federal, state and local laws and regulations governing the transportation, storage and distribution of LP gas, and the health and safety of workers, primarily OSHA and the regulations promulgated thereunder.

           Except as described herein, Triarc is not aware of any pending legislation that in its view is likely to affect significantly the operations of Triarc's subsidiaries. Triarc believes that the operations of its subsidiaries comply substantially with all applicable governmental rules and regulations.

ENVIRONMENTAL MATTERS

           Certain of Triarc's operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Triarc cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Triarc cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. Triarc believes that its operations comply substantially with all applicable environmental laws and regulations.

           In 1987, Graniteville was notified by the South Carolina Department of Health and Environmental Control (the "DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC has requested Graniteville to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond. Graniteville intends to comply with this request. Graniteville is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of reasonable remediation alternatives, Triarc believes the ultimate outcome of this matter will not have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

           Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville and sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC.
Graniteville conducted an initial investigation in June 1992 which included the installation and testing of two ground water monitoring wells. The United States Environmental Protection
Agency conducted an Expanded Site Inspection (an "ESI") in January
1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill and has verbally requested that Graniteville submit a proposal to DHEC outlining the parameters of such an investigation. Since the investigation has not yet commenced, Graniteville is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

           As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's manufacturing operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at 13 sites which were sold to or leased for the purchaser of the Ice Business, including eight sites at which remediation has recently been completed or is ongoing. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1.0 million of such remediation costs, consisting of the first and third payments of $500,000.
Remediation will also be required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Such remediation is expected to commence in 1995 and will be made in conjunction with such purchaser who is responsible for the first
$1.25 million of such costs. Additionally, SEPSCO had various inactive properties, of which four were remediated at an aggregate cost of $484,000 and sold during 1994. In addition, there are nine additional inactive properties of the ice and cold storage businesses where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage businesses. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates SEPSCO's cost of all such remediation and/or removal will approximate $4.6 million, in respect of which charges of $1.3 million, $0.2 million, $2.7 million and $0.4 million were made against earnings in SEPSCO's fiscal years ending February 28, 1991, February 29, 1992, February
28, 1993 and Fiscal 1994, respectively. SEPSCO's total future environmental expenditures are estimated by SEPSCO as of December
31, 1994 to be approximately $3.8 million, of which approximately
$2.0 million is expected to be reimbursed by the purchasers of the ice and cold storage businesses and approximately $1.8 million is expected to be paid by SEPSCO. Through December 31, 1994, SEPSCO had incurred actual costs of approximately $2.8 million and had a remaining accrual of approximately $1.8 million. Based on currently available information and current reserve levels, Triarc does not believe that the ultimate outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

           In May 1994 National Propane was informed of coal tar contamination which was discovered at its properties in Marshfield, Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In September 1994, National Propane hired an environmental consulting firm to advise it on possible remediation methods and to provide an estimate of the cost of such remediation. Based on a preliminary report by the environmental consulting firm, National Propane believes that the cost to remediate the property will be between $415,000 and $925,000, depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor or through government funds which provide reimbursement for such expenditures under certain circumstances. Based on currently available information and since
(i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and the estimate of the costs thereof are only preliminary and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor or through government reimbursement, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position.

           In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994, as a result of tests necessitated by the removal of four underground storage tanks at Royal Crown's no longer used distribution site in Miami, Florida, hydrocarbons were discovered in the groundwater. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management to determine the extent of the contamination. The necessary testing to determine the extent of the contamination is still underway, but the early estimate of total remediation costs given by the environmental consultant retained by Royal Crown is between $200,000 and $400,000, depending on the actual extent of the contamination. Additionally, in 1994 the Texas Natural
Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. The environmental remediation firm retained by Royal Crown estimates the total cost of remediation to be approximately $210,000, of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund. Triarc does not believe that the outcome of these matters will have a material adverse effect on Triarc's consolidated results of operations or financial position.

SEASONALITY

           Of Triarc's four businesses, the soft drink and LP gas businesses are seasonal. In the soft drink business, the highest sales occur during spring and summer. LP gas operations are subject to the seasonal influences of weather which vary by region. Generally, the demand for LP gas during the winter months, November through April, is substantially greater than during the summer months at both the retail and wholesale levels, and is significantly affected by climatic variations. As a result of the foregoing, Triarc's revenues are highest during the first and fourth calendar quarters of the year.

DISCONTINUED AND OTHER OPERATIONS

           Triarc continues to own a few ancillary business assets. Consistent with Triarc's strategy of focusing resources on its four principal businesses, during Fiscal 1994 SEPSCO completed its sale or discontinuance of substantially all of its ancillary business assets. These sales or liquidations will not have a material impact on Triarc's consolidated financial position or results of operations. The precise timetable for the sale or liquidation of Triarc's remaining ancillary business assets will depend upon Triarc's ability to identify appropriate purchasers and to negotiate acceptable terms for the sale of such businesses. In addition, Triarc has agreed with the lenders under National
Propane's credit agreement to cause the merger of Public Gas and National Propane during the second quarter of 1995. It is expected that Public Gas would become a wholly-owned subsidiary of SEPSCO prior to such merger. In connection therewith, Triarc presently intends to cause SEPSCO to redeem the SEPSCO 11-7/8% Debentures during 1995. See Note 13 to the Consolidated Financial Statements.

           Insurance Operations: Historically, Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") (i) provided certain property insurance coverage for Triarc and certain of its former affiliates; (ii) reinsured a portion of certain insurance coverage which Triarc and such former affiliates maintained with unaffiliated insurance companies (principally workers' compensation, general liability, automobile liability and group life); and (iii) reinsured insurance risks of unaffiliated third parties through various group participations. During Fiscal 1993, Chesapeake Insurance ceased writing reinsurance of risks of unaffiliated third parties, and during Transition 1993 Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods beginning on or after October 1, 1993.

           In March 1994, Chesapeake Insurance consummated an agreement (which agreement was effective as of December 31, 1993) with AIG
Risk Management, Inc. ("AIG") concerning the commutation to AIG of all insurance previously underwritten by AIG on behalf of Triarc and its subsidiaries and affiliated companies for the years
1977-1993, which insurance had been reinsured by Chesapeake
Insurance. In connection with such commutation, AIG received an aggregate of approximately $63.5 million, consisting of approximately $29.3 million of commercial paper, common stock and other marketable securities of unaffiliated third parties, and a promissory note of Triarc in the original principal amount of approximately $34.2 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

           In September 1989, the Pennsylvania Insurance Commissioner as rehabilitator of Mutual Fire, Marine and Inland Insurance Company
("Mutual Fire") commenced an action against Chesapeake Insurance seeking, among other things, compensatory and punitive damages in excess of $40.0 million. In March 1994, the Commonwealth Court of
Pennsylvania approved a Settlement and Commutation Agreement between Chesapeake Insurance and Mutual Fire which provided for the full settlement of all claims brought by Mutual Fire for $12.0 million. The court's order became final in April 1994 and the $12 million settlement was paid over to Mutual Fire shortly thereafter. Triarc had previously recorded charges to operations in order to fully provide for such settlement. See "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Liquidity and Capital Resources."

           In July 1994, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and American Home Assurance Company commenced an action against Chesapeake Insurance seeking approximately $1.465 million allegedly due under an Aggregate Excess Liability Quota Share Treaty and an 80% Quota Share Reinsurance Agreement. Shortly thereafter, the parties agreed to settle the action and commute any and all present and future liability under such contracts for a payment of $1.0 million by Chesapeake Insurance. That settlement was memorialized in a settlement agreement made effective as of August 25, 1994, following which Chesapeake Insurance made the requisite payment and the action was dismissed.

           Chesapeake Insurance is registered under the Bermuda Insurance Act of 1978 and related regulations which require compliance with various provisions regarding the maintenance of statutory capital and surplus and liquidity. Chesapeake Insurance was not in compliance with certain of such provisions as of December 31, 1992 and 1993. However, since Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods beginning on or after October 1, 1993, any such non-compliance will have no effect on Triarc. See "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Liquidity and
Capital Resources."

           Discontinued Operations: In the Consolidated Financial Statements, Triarc reports as "discontinued operations" a few ancillary business assets, including certain idle properties owned by SEPSCO. In April 1994, SEPSCO sold to Southwestern Ice, Inc. ("Southwestern") substantially all of the operating assets of the ice manufacturing and distribution portion of SEPSCO's refrigeration services and products business segment, excluding certain real estate assets associated therewith (the "Ice
Business"), for $5.0 million in cash, approximately $4.3 million in the form of a subordinated secured note of the buyer due on the fifth anniversary of the sale and the assumption by Southwestern of certain current liabilities and of certain environmental liabilities. In June 1994, SEPSCO sold to two unaffiliated parties two of its cold storage plants with a net book value of approximately $1.9 million for $475,000 in cash and $700,000 in the form of a promissory note from the buyer. In addition, at various dates throughout Fiscal 1994, SEPSCO sold to unaffiliated parties an aggregate of 11 idle properties with an aggregate book value of $236,000 for an aggregate cash purchase price of $535,000. In
August 1994, a SEPSCO subsidiary sold substantially all of the operating assets of its natural gas and oil business for $16.25 million in cash, net of $750,000 held in escrow to cover certain indemnities given to the buyer by this SEPSCO subsidiary. In
December 1994, SEPSCO sold substantially all of the remaining assets of its cold storage operations of its refrigeration business segment to National Cold Storage, Inc., a newly-formed corporation controlled by two former SEPSCO officers, for $6.5 million in cash, a $3 million note and the assumption by the buyer of up to $2.75 million of certain liabilities. In February 1995, SEPSCO sold to a former member of its management team the stock of Houston Oil &
Gas Company, Inc., a subsidiary which was engaged in the natural gas and oil business ("HOG"), for an aggregate purchase price of $800,000, consisting of $729,500 in cash, a waiver of certain bonuses payable by SEPSCO to such former management member and a six month promissory note in the original principal amount of $48,000. The sale of the stock of HOG substantially completed SEPSCO's plan to sell or discontinue substantially all of its ancillary business assets, other than its interest in Public Gas and certain subsidiaries of Triarc.

           Other Operations: On January 10, 1994, Triarc disposed of its 58.6% of interest in Wilson Brothers. In February 1994, Triarc disposed of the assets of its lamp manufacturing and distribution business. In December 1994, Triarc disposed of all of the approximately 700 acres of grapefruit groves located in Texas that it owned.

EMPLOYEES

           As of December 31, 1994, Triarc's four business segments employed approximately 11,250 personnel, including approximately 2,025 salaried personnel and approximately 9,225 hourly personnel. Triarc's management believes that employee relations are satisfactory. At December 31, 1994, approximately 140 of the total of Triarc's employees were covered by various collective bargaining agreements expiring from time to time from the present through 1997.

ITEM 2. PROPERTIES.

           Triarc maintains a large number of diverse properties. Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of the properties are owned. Except as set forth below, substantially all of Triarc's materially important physical properties are being fully utilized.

           Certain information about the major plants and facilities maintained by each of Triarc's four business segments, as well as Triarc's corporate headquarters, as of December 31, 1994 is set forth in the following table:


                                                                    SQ. FT. OF
ACTIVE FACILITIES     FACILITIES-LOCATION       LAND TITLE         FLOOR SPACE
- - - -----------------     -------------------      -----------         -----------
Corporate
Headquarters          New York, NY               1 leased             25,000
Soft Drink            Concentrate Mfg:
                      Columbus, GA               1 owned             216,000
                      (including office)
                      LaMirada, CA              1 leased              25,000
                      Cincinnati, OH            1 leased              23,000
                      Toronto, Canada           1 leased               5,000
                      Corporate Headquarters    1 leased              18,759(1)
                      Ft. Lauderdale FL
Restaurant            288 Restaurants           47 owned                   *
                      (all but two locations  241 leased
                      throughout the
                      United States)
                      Corporate Headquarters    1 leased              42,803(1)
                      Ft. Lauderdale, FL
Textiles              Fabric Mfg.:
                      Graniteville, SC           6 owned           2,000,392
                      Augusta, GA                2 owned             518,000
                      Warrenville, SC            2 owned             208,000
                      Chemical and Dye Mfg.:
                      Greenville, SC             2 owned             103,000
                      Williston, SC              1 owned              75,000
LP Gas                Office/Warehouse         206 owned             532,000
                      144 Bulk Plants          57 leased               **
                      79 Storage Depots
                      38 Retail Depots
                      (various locations
                      throughout the
                      United States)
                      2 Underground storage


                                                                   SQ. FT. OF
INACTIVE FACILITIES  FACILITIES-LOCATION       LAND TITLE         FLOOR SPACE
- - - -------------------  -------------------   ------------------     ------------
Restaurant            Restaurants              1 owned                 *
                                               4 leased
Textiles              Fabric Mfg.              3 owned               734,000


- - - ------------
* While Arby's restaurants range in size from approximately 700 square feet to 4,000 square feet, the typical company-owned Arby's restaurant in the United States is approximately 2,570 square feet.

** The LP gas facilities have approximately 34,552,000 gallons of storage capacity.

(1) Royal Crown and Arby's also share 19,180 square feet of common space at the headquarters of their parent corporation,
           RC/Arby's Corporation ("RCAC").
            ----------------------------------------------------------
           Arby's also owns ten and leases three land sites for future restaurants and owns seven and leases six restaurants which are sublet principally to franchisees. Graniteville also owns approximately 15,000 acres of land, predominantly woodland, in and around Graniteville, South Carolina, on which it has planted pine seedlings and maintains forest conservation practices designed to help protect general water supplies.

           Substantially all of the properties used in the textiles and LP gas segments are pledged as collateral for certain debt. In addition, certain of the properties used in the restaurant segment are pledged as collateral for certain debt. All other properties owned by Triarc are without significant encumbrances.

           Certain information about the materially important physical properties of Triarc's discontinued and other operations as of December 31, 1994 is set forth in the following table:

                                                                 SQ. FT. OF
INACTIVE FACILITIES    FACILITIES-LOCATION        LAND TITLE     FLOOR SPACE
- - - -------------------    -------------------        ----------     -----------

Refrigeration          Ice mfg. and cold storage    6 owned         112,000
                       Ice mfg.                    13 owned         173,000
Public Gas             Undeveloped land             3 owned           N/A



           The natural gas and oil operations of SEPSCO, which were sold in February 1995, had net working interests in approximately 61,000 acres and net royalty interests in approximately 4,000 acres, located almost entirely in the states of Alabama, Kentucky, Louisiana, Mississippi, North Dakota, Texas and West Virginia.

ITEM 3. LEGAL PROCEEDINGS.
           In December 1990, a purported stockholder derivative suit was brought against Triarc and other defendants on behalf of SEPSCO.
For a description of such legal proceedings, see "Item 1. Business
- - - -- Introduction -- SEPSCO Settlement."

           In April 1993, the United States District Court for the Northern District of Ohio (the "Ohio Court") entered a final order approving a Modification of a Stipulation of Settlement (the "Modification") which (i) modified the terms of a previously approved stipulation of settlement (the "Original Stipulation") in an action captioned Granada Investments, Inc. v. DWG Corporation et al., an action commenced in 1989 ("Granada"), and (ii) settled two additional lawsuits pending before the Ohio Court captioned
Brilliant et al. v. DWG Corporation, et al., an action commenced in July 1992 ("Brilliant"), and DWG Corporation by and through Irving Cameon et al. v. Victor Posner et al., an action commenced in June
1992 ("Cameon"). Each of the Granada, Brilliant and Cameon cases were derivative actions brought against Triarc (then known as DWG, Triarc's predecessor) and each of its then current directors (other than Triarc's court-appointed directors, in the Brilliant and Cameon cases) which alleged various instances of corporate abuse, waste and self-dealing by Victor Posner, Triarc's then current
Chairman of the Board and Chief Executive Officer, and certain breaches of fiduciary duties and violations of proxy rules. The
Cameon case was also brought as a class action and included claims under the Racketeer Influenced and Corrupt Organizations Act of
1970 and for violating federal securities laws. On February 7, 1995, the Ohio Court issued an order which granted the motion of Granada Investments, Inc. and their counsel, Squire, Sanders &
Dempsey, for an award of costs in the amount of $850,000. In accordance with such order, Triarc paid such amount on February 7, 1995.

           The Modification continued the requirement contained in the Original Stipulation that the Triarc Board include three court appointed directors and that such directors, along with two other directors who are neither Triarc employees nor relatives of Posner, form a special committee of the Triarc Board (the "Triarc Special Committee") with authority to review and approve any newly undertaken transaction between Triarc and its subsidiaries, on the one hand, and entities or persons affiliated with Posner on the other hand, other than those transactions specifically approved in the Modification. The Modification specifically permitted Triarc and/or affiliated entities to make certain payments of rent, salary and expense reimbursements to Posner and/or persons or entities related to or affiliated with him. Pursuant to the order of the Ohio Court dated February 7, 1995, the effective period under the Modification is deemed to have expired and, as of such date, the Modification was terminated. As a result, the Triarc Special Committee has been disbanded. See "Item 10. Directors and
Executive Officers of the Registrant -- Certain Arrangements and Undertakings Relating to the Composition of Triarc's Board of Directors." In addition, see "Item 1. Business -- Posner
Settlement" for information regarding the Settlement Agreement, pursuant to which certain claims between Triarc and certain of the Posner Entities were settled. On March 21, 1995, in accordance with the terms of the February 7, 1995 order of the Ohio Court, Triarc paid a fee to the court-appointed members of the Triarc
Special Committee for services rendered to Triarc. See "Item 11. Executive Compensation -- Compensation of Directors."

           In addition to the matters described immediately above and the matters referred to or described under "Item 1. Business -- General
- - - -- Environmental Matters," Triarc and its subsidiaries are involved in claims, litigation and administrative proceedings and investigations of various types in several jurisdictions. As discussed below, certain of these matters relate to transactions involving companies which, prior to the Reorganization, were affiliates of Triarc and which subsequent to the Reorganization became debtors in bankruptcy proceedings.

           In August 1993 NVF, which was affiliated with Triarc until the Reorganization, became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that Triarc and certain of its subsidiaries owed to NVF an aggregate of approximately
$2,300,000 with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance,
(ii) certain insurance premiums owed by Triarc to Insurance and Risk Management, Inc. ("IRM"), and (iii) certain liabilities of IRM, 25% of which NVF has alleged Triarc to be liable for. In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against Triarc and certain former affiliates alleging various causes of action against Triarc and seeking, among other things, an undetermined amount of damages from Triarc. On August 30, 1994 the district court issued an order granting Triarc's motion to dismiss certain of the claims and allowing the NVF Committee to file an amended complaint alleging why certain other claims should not be barred by applicable statutes of limitation. On October 17, 1994 the NVF Committee filed a second amended complaint alleging causes of action for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of, and objections to, claims which Triarc has asserted against NVF, and (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to Triarc. Triarc has responded to the second amended complaint alleging cause of action for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of, and objections to, claims which Triarc has asserted against NVF, and (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to Triarc. Triarc has responded to the second amended complaint by filing a motion to dismiss the complaint in its entirety. On February 10, 1995 the NVF Committee moved for leave to file a third amended complaint. Triarc has opposed that motion. A trial date has been set for July 5, 1995. Triarc intends to continue contesting these claims. Nevertheless, during Transition 1993 Triarc provided approximately $2,300,000 with respect to claims relating to the NVF Proceeding. Triarc has incurred actual costs through December
31, 1994 of $1,533,000 and has a remaining accrual of $767,000. Pursuant to the Settlement Agreement, (described more fully in "Item 1. Business
 -- Posner Settlement"), Triarc has been indemnified by Posner and a Posner Entity for its expenses incurred after December 1, 1994 and for any liability arising out of the NVF Litigation. In addition, pursuant to the Settlement Agreement, Posner also paid Triarc in cash for certain expenses relating to the NVF Litigation, the APL Proceeding
(as herein defined) and the PEC Proceedings (as herein defined).
Based upon information currently available to Triarc and after considering the indemnification of Triarc by Posner and the Posner
Entity and Triarc's current reserve levels, Triarc does not believe that the outcome of the NVF Litigation will have a material adverse effect on Triarc's consolidated financial position or results of operations.

           In June 1994 NVF commenced a lawsuit in federal court against Chesapeake Insurance and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF seeks compensatory damages in an aggregate amount of approximately $2,000,000 and punitive damages in the amount of $3,000,000. In July 1994
Chesapeake Insurance responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake Insurance denies the material allegations of NVF's complaint and asserts defenses, counterclaims and set-offs against NVF. The trial has been scheduled for October 10 and 11, 1995. Chesapeake Insurance intends to continue contesting NVF's allegations in the Chesapeake Litigation. Based upon information currently available to Triarc, Triarc does not believe that the outcome of the Chesapeake Litigation will have a material adverse effect on Triarc's consolidated financial position or results of operations. Pursuant to the Settlement Agreement, Posner agreed that if at any time NVF becomes an affiliate of Posner, Posner would immediately cause NVF to dismiss the Chesapeake Litigation with prejudice and release Chesapeake Insurance from all liability with respect to the subject matter of the Chesapeake Litigation.

           In connection with certain former cost sharing arrangements, advances, insurance premiums, equipment leases and accrued interest, Triarc had receivables due from APL, a former affiliate, aggregating $38,120,000 as of April 30, 1992, against which a valuation allowance of $34,713,000 was recorded. APL has experienced recurring losses and other financial difficulties in recent years and in July 1993 APL became a debtor in a proceeding under Chapter 11 of the Bankruptcy Code (the "APL Proceeding"). Accordingly, during Fiscal 1993, Triarc and its subsidiaries provided an additional $9,863,000 for the unreserved portion of the receivable at April 30, 1992 and additional net billings in 1993 and wrote off the full balance of the APL receivables and related allowance of $44,576,000. In July 1993 APL, which was affiliated with Triarc until the Reorganization, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the
"APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against Triarc and certain companies formerly or presently affiliated with Victor Posner or with Triarc, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to Triarc and preferential transfers allegedly made by APL to a defendant other than Triarc. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts claims against Triarc for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which Triarc has asserted against APL, (c) declaratory relief as to whether APL has any liability to Triarc and (d) recovery of fraudulent transfers allegedly made by APL to Triarc prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from Triarc as well as the other relief identified in the preceding sentence. In April 1994 Triarc responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs (the "Answer"). In the Answer, Triarc denies the material allegations in the complaint and asserts counterclaims and set-offs against APL. On February 17, 1995, all proceedings in the APL Litigation were stayed until July 9, 1995. Pursuant to the Settlement Agreement in order to promote discussions looking towards an overall settlement of the APL Litigation, (described more fully in "Item 1. Business -- Posner Settlement"), Triarc has been indemnified by Posner and a Posner
Entity for its expenses incurred after December 1, 1994 and for any liability arising out of the APL Litigation. Triarc agreed in the Settlement Agreement to waive its claims in the APL Proceedings if Triarc receives a general release from all claims by APL, APL's subsidiaries and the plaintiffs in the APL Litigation. Triarc intends to continue contesting the claims in the APL Litigation.
Based upon the results of Triarc's investigation of these matters to date and the indemnification of Triarc by Posner and the Posner Entity, Triarc does not believe that the outcome of the APL
Litigation will have a material adverse effect on Triarc's consolidated financial position or results of operations.

           Triarc and its subsidiaries had secured receivables from PEC, a Former Affiliate, aggregating $6,664,000 as of April 30, 1992 against which a $3,664,000 valuation allowance was recorded. PEC and certain of its subsidiaries had also filed for protection under the Bankruptcy Code in February 1992 (the "PEC Proceedings"), and accordingly, during Fiscal 1993, Triarc and its subsidiaries recorded an additional $3,000,000 valuation allowance to provide for the unreserved portion of the receivables and to take into account Triarc's significant doubts as to the net realizability of the underlying collateral. Pursuant to the Settlement Agreement, Posner and a Posner Entity have indemnified Triarc for all expenses incurred after December 1, 1994 and for any liability incurred by Triarc in connection with the PEC Proceedings.

           Other matters arise in the ordinary course of Triarc's business, and it is the opinion of management that the outcome of any such matter will not have a material adverse effect on Triarc's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Triarc held its 1994 Annual Meeting of Shareholders on June 9, 1994. The matters acted upon by the shareholders at that meeting were reported in Triarc's quarterly report on Form 10-Q for the quarter ended June 30, 1994.


                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

           Since November 17, 1993, the principal market for Triarc's Class A Common Stock has been the New York Stock Exchange ("NYSE") (symbol: TRY). Prior to November 17, 1993, the date on which the Class A Common Stock began trading on the NYSE, the American Stock Exchange ("ASE") was the principal market for the Class A Common Stock. The Class A Common Stock is also listed on the Pacific Stock Exchange ("PSE"). The high and low market prices for Triarc's Class
A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                      MARKET PRICE
                                      ---------------------------------------
 FISCAL QUARTERS                                    HIGH           LOW
- - - -----------------------------------------------------------------------------
Fiscal 1993
 First Quarter ended July 31, 1992                $10 1/4          $ 8
 Second Quarter ended October 31, 1992             12 1/8            9
 Third Quarter ended January 31, 1993              15 3/4           11 1/4
 Fourth Quarter ended April 30, 1993               21 7/8           14 1/2

Transition 1993
 First Quarter ended July 31, 1993                $22 3/4         $ 16 1/8
 Second Quarter ended October 31, 1993             33               21 3/4
 November 1, 1993 through December 31, 1993        31               23 3/4


Fiscal 1994
      First Quarter ended March 31                $25 7/8         $ 18 1/8
      Second Quarter ended June 30                 22               16 1/4
      Third Quarter ended September 30             17 1/4           13 1/4
      Fourth Quarter ended December 31             13 5/8           10

           Triarc has not paid any dividends on its common stock in Fiscal 1993, Transition 1993, Fiscal 1994 or in the current year to date and does not presently anticipate the declaration of cash dividends on its common stock in the near future.


           In connection with the Reorganization, Triarc issued to the Posner Entities 5,982,866 shares of Triarc's non-voting, Redeemable Convertible Preferred Stock, having an aggregate stated value of $71.8 million and a cumulative annual dividend rate of 8 1/8% (an aggregate dividend of approximately $5.8 million per annum).
Pursuant to the terms of the Settlement Agreement, all such shares of Redeemable Convertible Stock were converted into 4,985,722 shares of Class B Common Stock on January 10, 1995. On such date an aggregate of 1,011,900 additional shares of Class B Common Stock were issued to the Posner Entities in consideration for the settlement of certain claims between Triarc and Posner and a Posner Entity. Such conversion and issuance of Class B Common Stock resulted in an aggregate increase of approximately $83.8 million in Triarc's common shareholders' equity. See "Item 1. Business -- Posner Settlement." All such shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. Triarc, or its designee, has certain rights of first refusal if such shares are sold to an unaffiliated third party.
There is no established public trading market for the Class B
Common Stock. Triarc has no class of equity securities currently issued and outstanding except for the Class A Common Stock and the Class B Common Stock.

           Because Triarc is a holding company, holders of its debt and equity securities, including holders of the Class A Common Stock, are dependent primarily upon the cash flow from Triarc's subsidiaries for payment of principal, interest and dividends. Potential dividends and other advances and transfers from Triarc's subsidiaries represent its most significant sources of cash flow. Applicable state laws and the provisions of the debt instruments by which Triarc's principal subsidiaries are bound limit the ability of such companies to dividend or otherwise provide funds to Triarc.
The relevant restrictions of such debt instruments are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources" and in Note 13 to the Consolidated Financial Statements.

           On December 12, 1994, Triarc announced that its management has been authorized, when and if market conditions warrant, to purchase from time to time during the six month period commencing December
15, 1994, up to $20 million of its outstanding Class A Common
Stock. As of March 15, 1995, Triarc had repurchased 133,700 shares of Class A Common Stock at an aggregate cost of $1,513,943.

           As of March 15, 1995, there were approximately 6,200 holders of record of the Class A Common Stock and two holders of record of the Class B Common Stock.
PAGE

Item 6.  Selected Financial Data. (1)

                                                                           Eight Months       Year
                                   Fiscal Year Ended April 30,                 Ended          Ended
                         -----------------------------------------------   December 31,   December 31,
                            1990       1991        1992        1993          1993 (3)         1994
                            ----       ----        ----        ----          --------         ----
                                              (In thousands except per share amounts)
Revenues                 $1,038,923 $1,027,162  $1,074,703  $1,058,274     $  703,541     $1,062,521
Operating profit             61,130     23,304      58,552      34,459  (4)    29,969  (5)    68,933  (6)
Loss from continuing
     operations             (13,966)   (17,501)    (10,207)    (44,549) (4)   (30,439) (5)    (2,093) (6)
Income (loss) from
     discontinued
     operations,
     net                      1,072        (55)      2,705      (2,430)        (8,591)        (3,900)
Extraordinary items, net      1,363        703         --       (6,611)          (448)        (2,116)
Cumulative effect of
     changes in
     accounting
     principles, net            --         --          --       (6,388)           --             --
Net loss                    (11,531)   (16,853)     (7,502)    (59,978)(4)    (39,478) (5)    (8,109) (6)
Preferred stock dividend
     requirements (2)           (14)       (11)        (11)       (121)        (3,889)        (5,833)
Net loss applicable to
     common stockholders    (11,545)   (16,864)     (7,513)    (60,099)       (43,367)       (13,942)
Loss per share:
      Continuing
       operations              (.55)      (.68)       (.39)      (1.73)         (1.62)          (.34) (7)
      Discontinued
        operations              .04        --          .10        (.09)          (.40)          (.17) (7)
      Extraordinary
       items                    .06        .03         --         (.26)          (.02)          (.09) (7)
      Cumulative effect
        of changes in
        accounting
        principles              --         --          --         (.25)           --             --
      Net loss per share       (.45)      (.65)       (.29)      (2.33)         (2.04)          (.60) (7)
Total assets                863,993    851,912     821,170     910,662        897,246        922,167
Long-term debt              407,353    345,860     289,758     488,654        575,161        624,115
Redeemable preferred stock      --         --          --       71,794         71,794         71,794  (8)
Stockholders' equity
     (deficit)              109,052     92,529      86,482     (35,387)       (75,981)       (31,783) (8)
Weighted-average common
     shares outstanding      25,428     25,853      25,867      25,808         21,260         23,282

- - - -------------
(1)  Selected Financial Data have been retroactively restated to reflect the discontinuance of the
     Company's utility and municipal services and refrigeration operations in 1993.

(2)  The Company has not paid any dividends on its common shares during any of the periods presented.

(3)  The Company changed its fiscal year from a fiscal year ending April 30 to a calendar year ending
     December 31 effective for the eight-month transition period ended December 31, 1993 ("Transition
     1993").

(4)  Reflects certain significant charges recorded in the fourth quarter of Fiscal 1993 (see Note 31 to the Consolidated Financial Statements) as follows:  $51,689,000 charged to operating profit;
     $48,698,000 charged to loss from continuing operations; and $67,060,000 charged to net loss.

(5)  Reflects certain significant charges recorded during Transition 1993 (see Note 31 to the
     Consolidated Financial Statements) as follows: $12,306,000 charged to operating profit; $25,617,000 charged to loss from continuing operations; and $34,437,000 charged to net loss.

(6)  Reflects certain significant charges recorded during 1994 as follows: $9,972,000 charged to operating profit representing $8,800,000 of facilities relocation and corporate restructuring and
     $1,172,000 of advertising production costs that in prior periods were deferred; $4,782,000 charged to loss from continuing operations representing the aforementioned $9,972,000 charged to operating profit, $7,000,000 of costs of a proposed acquisition not consummated, less $6,043,000 of gain on sale of natural gas and oil business, net of tax benefit of $6,147,000; and $10,798,000 charged to net loss representing the aforementioned $4,782,000 loss from continuing operations, $3,900,000 loss from discontinued operations and a $2,116,000 extraordinary charge.

(7)  Supplementary loss per share (see Note 4 to the Consolidated Financial Statements) were: continuing operations - $(.07), discontinued operations - $(.14); extraordinary charge - $(.08); and net loss -
     $(.29).

(8)  Subsequent to December 31, 1994 all of the redeemable preferred stock was converted into common stock and an additional 1,011,900 common shares were issued (see Note 34 to the Consolidated
     Financial Statements) resulting in an $83,811,000 improvement in stockholders' equity (deficit).

PAGE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, "the Company").

    On October 27, 1993 Triarc's Board of Directors approved a change in the fiscal year of Triarc from a fiscal year ending April 30 to a calendar year ending December 31, effective for the transition period ended December 31, 1993. The fiscal years of all of Triarc's subsidiaries which did not end on December 31 were also so changed. As used herein, "1994" refers to the calendar year ended December 31, 1994, "Transition 1993" refers to the eight months ended December 31, 1993, "Comparable 1992" refers to the eight months ended December 31, 1992, and "Fiscal 1993" and "Fiscal 1992" refer to the fiscal years ended April 30, 1993 and 1992, respectively. The Company's results of operations for Transition 1993 and Fiscal 1993 are compared below to Comparable 1992 and Fiscal 1992, respectively. Since it was not practicable for the Company to recast prior period results and present results for calendar 1993 ("1993") (aside from revenues), the results of operations for 1994 are discussed separately. The segment information presented in the tables below has been derived from unaudited financial statements of the Company not appearing herein in the case of 1993 and Comparable 1992. Such information for 1994, Transition 1993, Fiscal 1993 and Fiscal 1992 has been derived from the audited consolidated financial statements of the Company appearing elsewhere herein.

Results of Operations

    The Company reported net losses from continuing operations for each fiscal year from 1990 through 1993, for Transition 1993 and for 1994. The losses in 1994 were principally due to certain restructuring and other charges discussed below. The Company believes that the losses to varying degrees in each such period prior to 1994 were in large part the result of
(i) limited managerial and financial resources devoted to certain of its business units, prior to the hiring of new chief executive officers and new senior management teams for Arby's, Inc. ("Arby's"), Royal Crown Company, Inc. ("Royal Crown") and National Propane Corporation ("National Propane") in connection with the April 23, 1993 change in control of the Company (the "Change in Control") and resulting reorganization (the "Reorganization"),
(ii) certain restructuring and other charges in Fiscal 1993 and Transition 1993 discussed below, (iii) costs of stockholder and other litigation, (iv) operating losses of certain non-core businesses, (v) a significant amount of high cost debt and (vi) material provisions for doubtful accounts from former affiliates (principally for (a) management services which, subsequent to October 1993, Triarc no longer provides and (b) interest and principal of notes from former affiliates for which there are no significant balances subsequent to the Change in Control).

    The diversity of the Company's business segments precludes any overall generalization about trends for the Company.

    Trends affecting the restaurant segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant ("QSR"), or fast food segment in which the Company operates being the fastest growing segment of the restaurant industry and increased price competition in the QSR industry, particularly evidenced by the value menu ("Value Menu") concept which offers comparatively lower prices on certain menu items, the combination meals ("Combo Meals") concept which offers a combination meal at an aggregate price lower than the individual food and beverage items and couponing.

    Trends affecting the soft drink segment in recent years have included the increased market share of private label soft drinks, increased price competition throughout the industry and the introduction of "new age" beverages.

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

    The textile segment is subject to cyclical economic trends and other factors that affect the domestic textile industry. In recent years, these factors have included significant foreign competition, a changing United States trade policy and escalating raw material costs. The textile industry has experienced significant competition from foreign manufacturers that generally have access to less expensive labor and, in certain cases, raw materials. However, certain fabrics which comprise the principal product lines sold by the Company (e.g., workwear) have experienced foreign competition to a lesser degree than the industry in general. Exchange rate fluctuations can also affect the level of demand for the textile segment's products by changing the relative price of competing fabrics for importers. United States trade policy changed as a result of the North American Free Trade Agreement ("NAFTA") which became effective on January 1, 1994. NAFTA eliminated immediately or phases out all trade restrictions among Canada, Mexico and the United States while maintaining such restrictions on products imported from outside North America. The textile segment expects NAFTA to promote apparel production in Mexico and to shift apparel production from Asian countries where import restrictions will continue to apply. Mexican apparel manufacturers are expected to source a significant portion of their textile fabric requirements from the United States thereby benefiting the domestic textile industry. Further changes in trade policy are expected as a result of the expiration of the Multifiber Arrangement (the "MFA") on December 31, 1994. The MFA will be replaced by the Uruguay Round Arrangement on textiles and clothing which provides for a phase-out of import restrictions over a ten-year transition period. The elimination of these import restrictions could have an adverse affect on the domestic textile industry. U.S. cotton prices escalated markedly during 1994. World cotton crop production declined in the 1993 and 1994 crop reporting cycles (periods ending July 31 of each year) as a consequence of the effects of disease, pest infestation and weather conditions in certain foreign countries. This decline in world supply coupled with continued strong demand for cotton resulted in rising prices beginning in late 1993, through all of 1994 and continuing into 1995.

1994

                                                              Revenues
                                                              ---------
                                                       1993            1994
                                                       ----            ----
                                                           (In thousands)

    Textiles                                       $   540,121    $   536,918
    Restaurants                                        214,897        223,155
    Soft Drink                                         146,085        150,750
    Liquefied Petroleum Gas                            152,396        151,698
    Other                                               12,653            --
                                                    ----------     ----------
                                                   $ 1,066,152    $ 1,062,521
                                                    ==========     ==========

    Revenues from the Company's four segments increased $9.0 million to $1,062.5 million in 1994 from $1,053.5 million in 1993. Higher revenues in the Company's restaurant and soft drink segments were partially offset by lower revenues in the textile and LP gas segments. Revenues of $12.7 million from certain non-core operations sold and from the Company's insurance operation which ceased writing new insurance effective October 1993 were included in "Other" in the table above. Restaurant revenues increased $8.2 million (3.8%) due to a $4.7 million increase in royalties and franchise fees resulting from a net increase of 77 franchised restaurants and an increase in franchised same-store sales accompanied by a $3.5 million increase in net sales resulting from a net increase of 29 company-owned restaurants to 288 slightly offset by lower prices resulting from the Value Menu and Combo Meals concepts and couponing. Soft drink revenues increased $4.7 million (3.2%), reflecting a $6.4 million volume increase in private label sales resulting from continued international expansion and domestic growth partially offset by a $1.7 million volume decrease in branded product sales due to declines in domestic diet product sales resulting from soft bottler case sales partially offset by increases in non-diet branded product sales. Textile revenues decreased $3.2 million (0.6%) reflecting lower sales in sportswear ($27.6 million) and job finishing ($5.8 million) offset by higher sales in utility wear ($20.9 million) and specialty products ($9.3 million). The decrease in sportswear resulted from lower volume of $19.6 million due to weak demand including the effect of the denim market downturn which continued until its turnaround in late 1994 and lower average prices of $8.0 million. Utility wear increased entirely due to higher volume resulting from stronger demand. Specialty products increased ($8.6 million) principally due to a higher-priced product mix. LP gas revenues decreased $0.7 million (0.5%) due primarily to lower volume.

    Cost of sales in 1994 amounted to $749.9 million resulting in a gross margin of 29.4%. Gross profits and margins at restaurants, soft drink and LP gas were strong while the gross profit and margins at the textile segment were lower than recent levels. Improved gross profit in the restaurant segment resulted from the $4.7 million increase in royalties and franchise fees with no associated cost of sales as well as the increase in the number of company-owned restaurants. The soft drink gross profit was favorably impacted by the aforementioned sales increase. Gross profit at the LP gas segment was favorably impacted by $1.3 million of increased tank and cylinder rental volume without an offsetting increase in cost of sales and a decrease in product costs. Textile gross profit was negatively impacted by the higher cost of cotton which could not be fully passed on to textile customers.

    Advertising, selling and distribution expenses amounted to $109.7 million in 1994 and principally relate to the Company's restaurant and soft drink segments. The expenditures associated with the soft drink segment reflect a reallocation to a new media advertising campaign and other promotional programs aimed at the consumer and the discontinuation of certain promotional allowances granted to bottlers. Such expenses also include a charge of $1.2 million resulting from the adoption of Statement of Position 93-7 of the Accounting Standards Executive Committee requiring the write-off of previously deferred advertising production costs.

    General and administrative expenses amounted to $125.2 million in 1994 reflecting normal, recurring expenditures. Such amount was lower than recent historical levels principally as a result of the phase-out of the Company's insurance operation which ceased writing new insurance effective October 1993.

    The 1994 facilities relocation and corporate restructuring charges of $8.8 million consist of (i) a loss on the sublease of Triarc's former corporate office in Florida, including the write-off of leasehold improvements, (ii) relocation costs of employees formerly located in such office during the third quarter of 1994 and (iii) severance costs related to terminated corporate employees.

    Interest expense amounted to $73.0 million in 1994. Such amount reflects the lower interest rates of debt issued in the refinancings which occurred in connection with the Change in Control, or subsequent thereto, partially offset by the higher average levels of such debt. Interest expense in 1994 also reflected significantly lower interest accruals related to income tax matters.

    Other income amounted to $5.8 million in 1994 and consisted of $4.7 million of interest income, a $1.0 million nonrecurring realized gain in connection with the recovery of an investment in a former bottling subsidiary previously written off and $0.1 million of other items, net.

    The gain on sale of the natural gas and oil business in 1994 of $6.0 million resulted from the sale of such business.

    Costs of a proposed acquisition not consummated of $7.0 million relate to the proposed acquisition of Long John Silver's Restaurants, Inc. ("LJS"). In December 1994 the Company decided not to proceed with the acquisition of LJS due to the higher interest rate environment and difficult capital markets which would have resulted in significantly higher than anticipated costs and unacceptable terms of financing. Accordingly, the Company expensed such costs in 1994 representing commitment fees, legal, consulting and other expenses related to the aborted acquisition.

    The Company recorded a provision for income taxes of $1.6 million in 1994 on pretax income of $0.8 million. Such provision reflects an effective rate in excess of the statutory rate due principally to the effects of amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes and state income taxes which exceed pretax income due to the effect of losses in certain states for which no benefit is available, both partially offset by the release of valuation allowances in connection with the utilization of operating loss, depletion and tax credit carryforwards from prior periods.

    The minority interests in net income of consolidated subsidiaries of $1.3 million consists of minority interests in the earnings of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc until the 28.9% minority ownership was acquired on April 14, 1994 (the "SEPSCO Merger" - see Note 26 to the consolidated financial statements).

    The loss from discontinued operations of $3.9 million in 1994 reflects the revised estimate of the loss on disposal of the Company's utility and municipal services and refrigeration businesses of $8.4 million less minority interests of $2.4 million and income tax benefit of $2.1 million. Such loss reflects increased estimates of $6.4 million resulting principally from the nonrecognition of notes received as partial proceeds on the sale of certain businesses and operating losses from discontinued operations through their respective dates of disposal of $2.0 million principally reflecting delays in disposing of the businesses from the estimated disposal dates as of December 31, 1993. As of December 31, 1994 the disposition of the businesses has been substantially completed but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets that may be realized (the benefits of which have not been recorded).

    The extraordinary charge in 1994 of $2.1 million represents a loss, net of tax benefit, resulting from the early extinguishment in October 1994 of the Company's 13 1/8% senior subordinated debentures due March 1, 1999 which were refinanced with a revolving credit and term loan facility. Such charge was comprised of the write-offs of unamortized deferred financing costs of $0.9 million and of unamortized original issue discount of $2.6 million offset by $1.4 million of income tax benefit.

Transition 1993

                                                              Revenues
                                                              ---------
                                                    Comparable      Transition
                                                       1992            1993
                                                       ----            ----
                                                           (In thousands)

    Textiles                                         $  339,110     $  365,276
    Restaurants                                         133,640        147,460
    Soft Drink                                          100,185         98,337
    Liquefied Petroleum Gas                              85,639         89,167
    Other                                                57,278          3,301
                                                     ----------     ----------
                                                     $  715,852     $  703,541
                                                     ==========     ==========

    Revenues declined $12.3 million to $703.5 million in Transition 1993 from $715.8 million in Comparable 1992 reflecting increased revenues in each of the Company's four core business segments except for the soft drink segment, which were more than offset by the absence of revenues from certain non-core operations principally sold during Comparable 1992 or held for sale during Transition 1993. Revenues from all of such business were included in "Other" in the table above for Comparable 1992 while in Transition 1993 the net results of operations of such non-core businesses not yet sold but held for sale were reflected in "Other income (expense), net" in the accompanying consolidated statement of operations for Transition 1993 since they were not material. Textile revenues increased $26.2 million (7.7%) due to increased volume and prices, despite a denim market downturn which began in September 1993. The textile segment experienced increased revenues in all of its product areas: utility wear, sportswear (piece-dyed and indigo-dyed fabrics), specialty products and dyes and specialty chemicals. Restaurant revenues increased $13.8 million (10.3%) principally due to an increase in both company-owned and franchised same store sales and a net increase in the number of franchised restaurants. Soft drink revenues declined $1.8 million (1.8%) due principally to (i) a decline in domestic branded sales resulting from ineffective marketing programs and (ii) the effect in the fourth quarter of 1993 of management's decision to limit the quantity of concentrate the Company would sell to bottlers to permanently reduce excessive inventory within bottler production locations at year end. Although unit volume of private label sales increased significantly in the soft drink segment, the effect of such volume increase on revenues was offset by one major private label customer, Cott Corporation ("Cott"), purchasing a component (aspartame) of the Company's soft drink concentrate directly from the Company's supplier in 1993 rather than from the Company, thereby reducing the sales price of concentrate to that customer. LP gas revenues increased $3.5 million (4.1%) principally as a result of higher average selling prices, including the pass through of higher product costs, partially offset by lower volume due to warmer weather and the flooding which took place in the Midwest in 1993 which caused a decrease in LP gas usage for crop drying.

    Cost of sales in Transition 1993 amounted to $496.6 million (resulting in a gross margin of 29.4%) and reflects the absence of certain non-core operations previously sold or held for sale and no longer consolidated, the reduction in the cost of aspartame in the soft drink segment reflecting the expiration of the underlying patent and the elimination of its sale at cost to a major customer (Cott). Such cost of sales reductions were partially offset by the effect of the increased overall sales volume in the Company's core businesses.

    Advertising, selling and distribution of $75.0 million in Transition
1993 was impacted by a significantly higher level of expenditures in the soft drink segment resulting from (i) increased advertising and promotional expenses related to domestic branded products intended to generate future sales growth and programs, which were discontinued by the end of 1993, which passed along a portion of the reduced cost of aspartame to the Company's bottlers in the form of advertising allowances and (ii) an increase in advertising and promotional allowances granted to soft drink bottlers, the total amounts of which normally are dependent principally upon the achievement of annual sales volume.

    General and administrative expenses amounted to $102.0 million in Transition 1993. Such amount includes normal recurring general and administrative expenses as well as (i) a $10.0 million provision for increased insurance loss reserves relating to the Company's coverage as well as reinsurance of certain insurance coverage which the Company and certain former affiliates maintained with unaffiliated insurance companies and (ii) a $2.3 million increase in reserves for legal matters principally for a claim by NVF Company ("NVF"), a former affiliate which is currently involved in proceedings under the Federal Bankruptcy Code.

    Consolidated operating profit declined $21.1 million to $30.0 million in Transition 1993 from $51.1 million in Comparable 1992 principally due to the significant charges in Transition 1993 as described above and increased advertising expenses in the soft drink segment.

    Interest expense of $44.9 million in Transition 1993 reflects the effect of lower interest rates substantially offset by the effect of higher borrowing levels resulting from the restructuring of the Company's indebtedness.

    Other expense, net of $8.0 million in Transition 1993 reflects (i) an additional provision of $5.0 million for settlement of a shareholder derivative suit brought against the directors of SEPSCO at that time and certain corporations, including Triarc (the "SEPSCO Litigation") and (ii) a provision of $3.3 million for additional losses incurred in connection with the sale of certain non-core businesses.

    The Company recorded a provision for income taxes of $7.8 million in Transition 1993 despite a pretax loss of $22.9 million due principally to a $7.2 million increase in reserves for income tax contingencies, losses of certain subsidiaries not included in Triarc's consolidated income tax return for which no tax benefit is available, the provision for settlement of the SEPSCO Litigation which is not deductible for income tax purposes and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes.

    Loss from discontinued operations of $8.6 million in Transition 1993 reflects the then estimated loss on disposal of the discontinued operations of $8.8 million, net of minority interests, less the income from discontinued operations of $0.2 million, net of income taxes and minority interest, prior to July 22, 1993, the date SEPSCO's Board of Directors decided to dispose of SEPSCO's utility and municipal services and refrigeration business segments. The estimated loss on disposal reflects the Company's estimate as of December 31, 1993 of losses incurred on the sale of such discontinued operations, including estimated operating results through the then anticipated disposal dates.

    The extraordinary charge in Transition 1993 represents a loss, net of income tax benefit, resulting from the early extinguishment of debt in August 1993 comprised of the write-off of unamortized deferred financing costs of $2.2 million offset by $1.5 million of discount resulting from the redemption of debt and income tax benefit of $0.3 million.

Fiscal 1993 Compared with Fiscal 1992

                                            Revenues          Operating Profit (Loss)
                                      ---------------------   -----------------------
                                        Fiscal      Fiscal      Fiscal       Fiscal
                                         1992        1993        1992         1993
                                         ----        ----        -----        ----
                                           (In thousands except per share amounts)
   Textiles                          $   456,402  $   499,060  $  27,753   $   47,203
   Restaurants                           186,921      198,915     14,271        7,852
   Soft Drink                            143,830      148,262     36,112       23,461
   Liquefied Petroleum Gas               141,032      148,790     12,676        3,008
   Other                                 146,518       63,247     (5,746)     (15,942)
   General corporate expenses                --           --     (26,514)     (31,123)
                                      ----------   ----------  ---------   ----------
                                     $ 1,074,703  $ 1,058,274  $  58,552   $   34,459
                                      ==========   ==========  =========   ==========

   Revenues declined $16.4 million (1.5%) to $1.06 billion in Fiscal 1993 from $1.07 billion in Fiscal 1992 principally due to the absence of revenues from certain non-core operations (included in "Other" in the table above) which were sold during Fiscal 1993, offset in part by increased revenues in each of the Company's major segments. Textile revenues increased approximately $42.7 million (9.3%) to $499.1 million from $456.4 million due to increased volume and prices. Restaurant revenues increased $12.0 million (6.4%) to $198.9 million from $186.9 million due to additional company-owned and franchised restaurants and an increase in same store sales of company-owned restaurants. Soft drink revenues increased $4.5 million (3.1%) to $148.3 million from $143.8 million due to an increase in private label and international sales as a result of unit volume increases partially offset by a decrease in domestic sales of Diet Rite flavor brands. LP gas revenues increased $7.8 million (5.5%) to $148.8 million from $141.0 million due to an increase in the number of gallons sold.

   Cost of sales declined $30.9 million to $762.4 million in Fiscal 1993 from $793.3 million in Fiscal 1992 due principally to the net decline in revenues described above. Gross profit (total revenues less cost of sales) increased $14.5 million to $295.9 million in Fiscal 1993 from $281.4 million in Fiscal 1992 and gross margin increased to 28.0% in Fiscal 1993 from 26.2% in Fiscal 1992 due principally to higher average selling prices and lower cost of cotton in the textile segment.

   Advertising, selling and distribution increased $5.4 million to $72.9 million in Fiscal 1993 from $67.5 million in Fiscal 1992 due principally to increased advertising spending in the soft drink and restaurant segments and a $1.5 million provision for estimated costs to comply with current package labeling regulations affecting the soft drink segment.

   General and administrative expenses increased $9.9 million to $135.2 million in Fiscal 1993 from $125.3 million in Fiscal 1992. Affecting general and administrative expenses in Fiscal 1993 was a $4.9 million accrual of compensation paid to a special committee of the pre-Change in Control Triarc Board of Directors representing a success fee attributable to the Change in Control and a $2.2 million provision for closing certain non-strategic company-owned restaurants and abandoned bottling facilities which were more than offset by a $7.3 million reversal of unpaid incentive plan accruals provided in prior years. Affecting general and administrative expenses in Fiscal 1992 was the reversal of unpaid incentive plan accruals aggregating approximately $10.0 million provided in prior years.

   In Fiscal 1993 results of operations were significantly impacted by facilities relocation and corporate restructuring charges aggregating $43.0 million. Of such charges, $41.2 million related to the Change in Control of the Company. As part of the Change in Control, the Board of Directors of the Company was reconstituted. The first meeting of the reconstituted Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of the Company's operations and management structure, the Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (a) the strategic decision to manage the Company in the future on a decentralized, rather than on a centralized basis; (b) the hiring of new executive officers for Triarc and the hiring of new chief executive officers and new senior management teams for each of Arby's, Royal Crown and National Propane to carry out the decentralization strategy; (c) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (d) the relocation of the corporate headquarters of Triarc and of all of its subsidiaries whose headquarters were located in South Florida, including Arby's, Royal Crown, National Propane. In connection with (b) above, in April 1993 the Company entered into employment agreements with the then new president and chief executive officers of Royal Crown, Arby's and National Propane. Accordingly, the Company's cost to relocate its corporate headquarters and terminate the lease on its existing corporate facilities of $14.9 million, and estimated corporate restructuring charges of $20.3 million including costs associated with hiring and relocating new senior management and other personnel recruiting and relocation costs, employee severance costs and consulting fees, all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the Company's reconstituted Board of Directors. Also in connection with the Change in Control, Victor Posner and Steven Posner, the Chairman and Chief Executive Officer and Vice Chairman, respectively, resigned as officers and directors of the Company. In order to induce Steven Posner to resign, the Company entered into a five-year, $6.0 million consulting agreement extending through April 1998 (the "Consulting Agreement") with him. The cost related to the Consulting Agreement was recorded as a charge in Fiscal 1993 because the Consulting Agreement does not require any substantial services and the Company does not expect to receive any services that will have substantial value.

   Provision for doubtful accounts from affiliates was $10.4 million in Fiscal 1993 compared to $25.7 million in Fiscal 1992. The provision in Fiscal 1993 includes year-end charges of $5.1 million relating to the final write-off of certain secured notes and accrued interest receivable from Pennsylvania Engineering Corporation ("PEC") and APL Corporation ("APL"), former affiliates that currently are in bankruptcy proceedings, for which Triarc has significant doubts as to the net realizability of the underlying collateral, offset by a recovery from Insurance and Risk Management, Inc. ("IRM"), also a former affiliate, of certain amounts offset in connection with the minority share acquisitions in the Reorganization. The remainder of such provision in Fiscal 1993 relates principally to unsecured receivables from APL, including accrued interest, principally in connection with a former management services agreement with Triarc. Triarc was obligated to provide certain limited management services to several former non-subsidiary affiliates through October 1993 and discontinued such services thereafter. The provision in Fiscal 1992 reflected $16.2 million and $1.8 million of reserves for amounts owed by APL and PEC, respectively, in connection with the management services agreements referred to above and provisions of $2.2 million and $5.5 million for certain notes, accrued interest and insurance premiums receivable from or attributable to APL and PEC, respectively.

   Operating profit declined $24.1 million to $34.5 million in Fiscal 1993 from $58.6 million in Fiscal 1992 due primarily to the facilities relocation, corporate restructuring and other significant charges aggregating $51.7 million in April 1993 described above. Such charges reduced the operating profits reported by each of the Company's segments to the extent of charges related directly to their operations and also to the extent of corporate costs which were allocable to such segments under the management services agreements between Triarc and its subsidiaries. Textile operating profit increased to $47.2 million (inclusive of $5.4 million of restructuring and other charges) in Fiscal 1993 from $27.8 million (inclusive of a divisional restructuring charge of $2.5 million partially offset by a $2.0 million incentive accrual reversal) in Fiscal 1992 due to increased sales volume and improved margins. Restaurant operating profit was $7.9 million (inclusive of $9.7 million of restructuring and other charges) in Fiscal 1993 compared with $14.3 million (inclusive of $1.1 million of restructuring costs relating to the closing of two regional fast food franchise offices partially offset by a $0.5 million incentive accrual reversal) in Fiscal 1992. Soft drink operating profit was $23.5 million (inclusive of $11.1 million of restructuring and other charges) in Fiscal 1993 compared with $36.1 million (inclusive of a $3.0 million incentive accrual reversal partially offset by a $0.7 million charge for the relocation of the soft drink corporate office) in Fiscal 1992. LP gas operating profit was $3.0 million (inclusive of restructuring and other charges of $8.0 million) in Fiscal 1993 compared with $12.7 million (inclusive of a $3.0 million incentive accrual reversal) in Fiscal 1992. Operating loss of other operations was $15.9 million (inclusive of $9.0 million of provision for write-off of notes receivable from former affiliates and other charges) in Fiscal 1993 compared with an operating loss of $5.7 million (inclusive of a $5.6 million provision for doubtful accounts from affiliates) in Fiscal 1992. Other operations were negatively impacted in Fiscal 1993 by the absence of operating profits for a portion of Fiscal 1993 of certain non-core businesses sold earlier in the year. General corporate expenses were $31.1 million (inclusive of $8.5 million of restructuring and other charges and a $3.3 million provision for doubtful accounts from former affiliates) in Fiscal 1993 compared with $26.5 million (inclusive of an $11.2 million provision for doubtful accounts from former affiliates partially offset by a $1.5 million incentive accrual reversal) in Fiscal 1992.

   Interest expense increased $1.0 million due to a charge in Fiscal 1993 of $8.5 million for interest accruals on income tax matters, partially offset by interest savings resulting from lower average levels of debt and lower interest rates.

   Other income (expense), net, worsened by $7.4 million to an expense of $0.9 million in Fiscal 1993 compared with income of $6.5 million in Fiscal 1992. The major components of other income (expense), net, in Fiscal 1993 include $3.2 million of costs for a proposed alternative financing which was never consummated and expenses aggregating $9.3 million relating to litigation, principally the shareholder litigation which resulted in the Change in Control, and the SEPSCO Litigation offset by a credit of approximately $8.9 million in connection with the settlement of accrued rent as part of the Change in Control and a net gain of approximately $2.2 million with respect to the sales of certain non-core businesses, net of write-downs of $3.8 million to estimated net realizable value of certain assets of other non-core businesses. The major components of other income (expense), net in Fiscal 1992 included gains of $4.6 million on repurchases of debentures for sinking funds and interest income of $3.5 million offset by provisions aggregating approximately $3.4 million with respect to certain shareholder and Arby's litigation.

   The effective income tax rates differ from the statutory rate due principally to losses of certain subsidiaries for which no income tax benefit is available, certain expenses which are not deductible for tax purposes and, in Fiscal 1993, an $11.8 million provision for income tax contingencies and other matters (of which $7.9 million was recorded in the fourth quarter).

   The effect of minority interests was a $3.4 million credit in Fiscal 1993 compared with a $0.5 million expense in Fiscal 1992 due principally to the minority interest effect relating to the facilities relocation, corporate restructuring and other significant charges in Fiscal 1993 described above.

   Income (loss) from discontinued operations reflects the results, net of income taxes and minority interests, of the Company's discontinued utility and municipal services and refrigeration operations. Loss from discontinued operations in Fiscal 1993 reflects a $12.9 million write-down ($5.4 million net of tax benefit and minority interest credits) relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress.

   The Fiscal 1993 extraordinary charge resulted from the early extinguishment of certain debt of RC/Arby's Corporation ("RCAC") in connection with the Change in Control and was comprised of the write-off of unamortized deferred financing costs of $3.7 million and the payment of prepayment penalties of $6.7 million, net of tax benefit of $3.8 million.

   The Fiscal 1993 cumulative effect of changes in accounting principles resulted from a charge of $4.9 million, net of minority interests, from the adoption of Statement of Financial Accounting Standards ("SFAS") 109 and an after-tax charge, net of minority interests, of $1.5 million from the adoption of SFAS 106. SFAS 109 requires an asset and liability approach for the accounting for income taxes. As such, deferred income taxes are determined based on the tax effect of the differences between the financial statement and tax bases of assets and liabilities. The deferred income tax provision or benefit for each year represents the increase or decease, respectively, in the deferred income tax liability during such year. SFAS 109 allows the recognition, subject to a valuation allowance if necessary, of a deferred tax asset for net temporary differences that will result in net deductible amounts in future years. SFAS 106 requires the Company to charge to expense the expected cost of other postretirement benefits during the years the employees render services.

   Net loss of $60.0 million in Fiscal 1993 increased from a net loss of $7.5 million in Fiscal 1992 principally as a result of the Fiscal 1993 facilities relocation, corporate restructuring and other significant charges, including an extraordinary charge and cumulative effect of changes in accounting principles, previously discussed aggregating approximately $67.1 million, net of tax benefit and minority interest credits.

Liquidity and Capital Resources

    Consolidated cash and cash equivalents declined $38.7 million during 1994 to $80.1 million at December 31, 1994. Such decrease reflects (i) cash used in operations of $6.3 million, (ii) cash used in investing activities of $48.6 million and (iii) cash used by discontinued operations of $1.5 million; all partially offset by (iv) $17.7 million of cash provided by financing activities. The net cash used in operations reflects a net loss of $8.1 million after $1.8 million of adjustments to reconcile net loss to cash and cash equivalents used in operating activities. Such adjustments consist of
(i) non-cash charges for depreciation and amortization of $51.5 million, (ii) provision for facilities relocation and corporate restructuring of $8.8 million and (iii) other items, net of $4.6 million substantially offset by
(i) cash paid for facilities relocation and corporate restructuring of $14.7 million, (ii) gain on sale of assets of $7.0 million and, most significantly,
(iii) the change in operating assets and liabilities of $41.4 million. The Company expects positive cash flows from operations in 1995 since it anticipates an improvement in the results of operations and a reduction in the negative effect of the $41.4 million change in operating assets and liabilities. The change in operating assets and liabilities reflects a decrease in accounts payable and accrued expenses of $29.2 million and an increase in receivables of $18.1 million. The decrease in accounts payable and accrued expenses is principally due to (i) a $12.0 million payment in settlement of insurance litigation, (ii) liquidations of accruals in connection with the SEPSCO and NVF litigations and (iii) other decreases related to the timing of payments. The increase in receivables reflects an increase in the number of days of sales outstanding in receivables principally due to a change in sales mix toward operations with longer credit terms. The cash used in investing activities reflects (i) capital expenditures of $61.6 million, (ii) restaurant and LP gas business acquisitions of $18.8 million, (iii) a $7.3 million investment in an affiliate; all partially offset by (iv) $39.1 million of proceeds from the sales of businesses and properties. The $17.7 million of cash provided by financing activities reflects borrowings of long-term debt in excess of repayments of $30.3 million partially offset by (i) cash dividends on redeemable preferred stock of $5.8 million (ii) deferred financing costs of $5.5 million and (iii) other uses of $1.3 million.

    Total stockholders' deficit improved to a deficit of $31.8 million at December 31, 1994 from a deficit of $76.0 million at December 31, 1993. Such improvement was due to (i) the issuance of 2,691,824 shares of Triarc's Class A Common Stock for an aggregate fair value of $55.9 million in connection with the April 1994 merger of Triarc and SEPSCO and (ii) other net transactions aggregating $2.2 million less (i) preferred stock dividends of $5.8 million and (ii) the net loss of $8.1 million. Pursuant to a settlement agreement (the "Settlement Agreement") entered into by the Company and Victor Posner and certain entities controlled by him on January 9, 1995, stockholders' equity (deficit) was improved further by $83.8 million. See
Note 34 to the accompanying consolidated financial statements for discussion of this subsequent event.

    RCAC's $275.0 million aggregate principal amount of 9 3/4% senior notes due 2000 (the "9 3/4% Senior Notes") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date.


    Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company and its subsidiary C.H. Patrick & Co., Inc. have a $180.0 million senior secured credit facility (the "Graniteville Credit Facility") with Graniteville's commercial lender. The Graniteville Credit Facility, as amended in October 1994, provides for senior secured revolving credit loans of up to $112.0 million through March 1995, $107.0 million through December 1995 and $100.0 million through April 1998 (the "Revolving Loan") and an $80.0 million senior secured term loan (the "Term Loan") and expires in 1998. In March 1995 the Graniteville Credit Facility was further amended to provide for a maximum Revolving Loan of $116.0 million through March 1995, $124.0 million through June 1995, $120.0 million through September 1995 and $115.0 million thereafter. The Revolving Loan as amended in March 1995 does not require any amortization of principal prior to its expiration in 1998. The Term Loan is repayable $12.0 million per year from 1995 through 1997, with a final payment of $25.0 million due in April 1998.

    On October 7, 1994 National Propane entered into a $150.0 million revolving credit and term loan agreement with a group of banks (the "Bank Facility"). The Bank Facility consists of a $40.0 million revolving credit facility and three tranches of term loans aggregating $110.0 million. An aggregate $30.0 million, including $20.0 million of the term loans and, after one year, $10.0 million of the revolving credit facility is conditioned upon completion of the intended merger of Public Gas Company ("Public Gas"), a subsidiary of SEPSCO engaged in the distribution of LP gas, and National Propane and the redemption, in part, prior to October 7, 1995, of the $54.0 million outstanding principal amount of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") as of December 31, 1994 ($45.0 million as of February 28, 1995). The Company would provide the remaining funds for the redemption of the 11 7/8% Debentures principally from SEPSCO's existing cash and marketable securities ($35.0 million as of December 31, 1994 and $21.1 million at February 28, 1995 after a $9.0 million annual sinking fund payment on the 11 7/8% Debentures). If the merger of Public Gas with National Propane and the redemption of the 11 7/8% Debentures do not occur by October 7, 1995, the availability of the $30.0 million noted above will expire. Further, $15.0 million of the revolving credit facility is restricted for niche acquisitions by National Propane (the "Acquisition Sublimit") and any outstanding borrowings under the Acquisition Sublimit convert to term loans in October 1997. Revolving credit loans, exclusive of the $15.0 million Acquisition Sublimit, mature in March 2000. The $90.0 million outstanding amount of the term loans at December 31, 1994 amortizes $8.75 million in 1995, $9.25 million in 1996, $9.5 million in 1997, $12.125 million in 1998, $12.375 million in 1999 and $38.0 million thereafter (through 2002).

    Under the Company's various debt agreements substantially all of the Company's assets are pledged as security. In addition, the 9 3/4% Senior Notes have been guaranteed by Royal Crown and Arby's and the Graniteville Credit Facility and the Bank Facility have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26.5 million), National Propane and SEPSCO is pledged.

    The Company's debt instruments require aggregate principal payments of $26.2 million in 1995, exclusive of requirements for the 11 7/8% Debentures, consisting of $12.0 million of payments of term loans under the Graniteville Credit Facility, $8.75 million of payments of term loans under the Bank Facility and $5.45 million of payments of other debt. In connection with the merger of Public Gas and National Propane (in order to consolidate the Company's two LP gas operations within one entity) expected to occur in the second quarter of 1995, the Company presently intends to cause SEPSCO to repay the 11 7/8% Debentures prior to maturity during 1995 with proceeds from a $30.0 million revolving loan (due 2000) under the Bank Facility (as previously discussed) and the remaining principal of $24.0 million from cash balances.

    Consolidated capital expenditures, excluding properties of business acquisitions and including capital leases of $4.2 million, amounted to $65.8 million for 1994. The Company expects that capital expenditures during 1995 will approximate $86.0 million, subject to the availability of cash and other financing sources. These actual and anticipated expenditures reflect increased levels principally in the restaurant segment in furtherance of its business strategies, principally for construction and acquisition of new restaurants and remodeling of older restaurants. The Company anticipates it will meet a portion of its capital expenditures through leasing arrangements; however, additions to the capitalized leases of RCAC are limited to $15.0 million annually for the aggregate of business acquisitions and capital expenditures, in accordance with the indenture pursuant to which the 9 3/4% Senior Notes were issued (of which approximately $4.0 million has been used in 1995 for business acquisitions - see below). Currently anticipated and available sources of cash in 1995 may be insufficient to allow the Company to meet its planned capital expenditures noted above (less the portion financed through capitalized leases) and, accordingly, the Company may be required to arrange for new financings, to the extent available, in order to fully implement its capital expenditure plan. To the extent the Company cannot arrange alternative financing, the capital expenditure plan will be curtailed.

    Cash paid for business acquisitions amounted to $18.8 million during 1994. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions, as appropriate, to build and strengthen its existing businesses. In connection therewith, in February 1995 the Company's restaurant segment acquired an additional thirty-five previously franchised restaurants for cash of $6.4 million and the assumption of approximately $4.0 million of capitalized lease obligations and signed a letter of intent to purchase sixteen franchised restaurants in Canada (expected to be consummated in the second quarter of 1995) for cash of approximately $3.8 million and the assumption of approximately $2.0 million of capitalized leases. In addition, in January 1995 the Company's soft drink segment reacquired the distribution rights for Royal Crown products in the New York metropolitan area and acquired the C&C trademark, which includes cola, mixer and flavor lines, and existing inventory for cash of $2.9 million.

    In the fourth quarter of Fiscal 1993 the Company recorded a charge of $43.0 million for facilities relocation and corporate restructuring costs in connection with the Change in Control. In the second and third quarters of 1994 the Company recorded an aggregate $8.8 million in additional facilities relocation and corporate restructuring costs. As of December 31, 1994 the remaining accrual for facilities relocation and corporate restructuring was $22.8 million. In the first quarter of 1995 the Company satisfied, through the issuance of its Class A Common Stock, the $13.0 million accrual related to a lease termination liability for the Company's former headquarters as a result of the Settlement Agreement and expects that the remaining $9.8 million will be liquidated $4.1 million in 1995 and $5.7 million thereafter. As of December 31, 1994, the Company has completed substantially all actions in connection with the facilities relocation and corporate restructuring charges. The benefits of such actions, including those related to implementing new management organizations and strategies, began to be realized in Transition 1993 and 1994 and further benefits thereof are expected to be realized in future periods. No material changes to estimates of the costs included in such charges were necessary.

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but two issues related to such audit and in connection therewith paid $5.2 million in 1994, which amount had been fully reserved. The Company is contesting the two open issues at the Appellate Division of the IRS. The IRS is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has proposed certain adjustments, some of which will be contested by the Company. The amount and timing of any payments required as a result of (i) the remaining open issues from the 1985 through 1988 examination and (ii) the 1989 through 1992 examination cannot presently be determined; however the Company does not anticipate being required to make any payments in 1995 with respect to such tax matters. In any event, management of the Company believes that adequate aggregate provisions have been made in 1994 and prior periods for any tax liabilities, including interest, that may result from all such examinations and other tax matters.

    The Company temporarily froze two of its defined benefit pension plans in 1988 and permanently froze the plans in 1992. The Company has no current plans to terminate the plans. However, should interest rates increase to a level at which there would be an insignificant cash cost to the Company to terminate the plans, the Company may decide to terminate the plans. As of December 31, 1994, based on the 6% interest rate as currently recommended by the Pension Benefit Guaranty Corporation (the "PBGC") for purposes of such calculation, the Company would have incurred a cash outlay of $2.0 million. Such liability upon plan termination is significantly dependent upon the interest rate assumed for such calculation purposes and, within a reasonable range, such contingent liability increases (decreases) by approximately $0.4 million for each 1/2% decrease (increase) in the assumed interest rate. Based upon current interest rates, the Company believes it would be able to liquidate the pension obligation for less than the $2.0 million determined using the PBGC rate should it choose to terminate the plans.

    As of December 31, 1994 the Company had cash and cash equivalents and marketable securities of $89.5 million available to meet its cash requirements. As of February 28, 1995 such amount had decreased to $50.8 million primarily reflecting (i) the $9.0 million scheduled principal payment on the 11 7/8% Debentures, (ii) $16.6 million of interest payments on the 9 3/4% Senior Notes and the 11 7/8% Debentures and (iii) business acquisitions and capital expenditures of the restaurant segment. As of December 31, 1994 the Company's principal 1995 cash requirements, exclusive of operating cash flows, consist principally of capital expenditures of approximately $86.0 million to the extent not leased, contractual debt principal payments aggregating $50.2 million (including the net cash requirement for the intended repayment prior to maturity of the 11 7/8% Debentures), $13.1 million for the acquisitions noted above and funding for additional acquisitions, if any. The Company anticipates meeting such requirements through existing cash and cash equivalents and marketable securities, cash flows from operations, borrowings available under the Graniteville Credit Facility, as amended in March 1995, and the Bank Facility, and financing a portion of its capital expenditures through capital leases, operating lease arrangements and additional financing arrangements to finance the planned capital expenditures of the restaurant segment. As discussed above, if the Company cannot successfully arrange additional third party financing, it will be necessary to reduce the capital expenditure program accordingly. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

Triarc

    Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends to Triarc by subsidiaries and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

    Triarc's principal subsidiaries are subject to certain limitations on their ability to pay dividends and/or make loans or advances to Triarc as of December 31, 1994. The ability of each of Triarc's subsidiaries to pay cash dividends and/or make loans or advances to Triarc is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. Under the terms of the indenture relating to the 9 3/4% Senior Notes, RCAC is only permitted to pay cash dividends on its common stock or make loans or advances to its parent, CFC Holdings Corp. ("CFC Holdings"), or to Triarc, to the extent the aggregate amount of such payments declared or made after August 12, 1993 shall not exceed (a) the sum of (i) 50% of the cumulative net income of RCAC after July 1, 1993, (ii) the aggregate net cash proceeds received by RCAC from the issuance or sale of its capital stock or from equity contributions, and (iii) $1.0 million (b) less 100% of the cumulative net loss of RCAC after July 1, 1993. In accordance with such limitation, RCAC could not pay any dividends, or make any loans or advances to CFC Holdings as of December 31, 1994, and based on current estimates will be unable to pay any dividends during 1995. CFC Holdings is not presently subject to any agreement which limits its ability to pay cash dividends or make loans or advances, although by reason of the restrictions to which RCAC is subject, CFC Holdings is unable in the near term to obtain funds from its subsidiaries.

    Under the Graniteville Credit Facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including Triarc, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50.0 million at the time of the payments (the outstanding principal balance was $61.0 million as of December 31, 1994), and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to Triarc prior to December 31, 1995.

    Under the terms of its Bank Facility entered into in October 1994, National Propane is limited in its ability to pay dividends or make advances to Triarc or its affiliates. In October 1994 National Propane paid a $40.0 million dividend to Triarc. As of December 31, 1994 National Propane has $5.0 million available for the payment of dividends with an additional $30.0 million available which would be restricted to the redemption of SEPSCO's 11 7/8% Debentures which Triarc presently intends to cause SEPSCO to repay if and when the merger of Public Gas and National Propane is consummated. Under the indenture related to the 11 7/8% Debentures, SEPSCO was unable to pay any cash dividends to Triarc as of December 31, 1994, but may make loans or advances to Triarc and its subsidiaries. If and when the merger of Public Gas with National Propane is consummated and the 11 7/8% Debentures are repaid, the restriction on SEPSCO's ability to pay cash dividends to Triarc would be removed.

    As of December 31, 1994, Triarc had outstanding external indebtedness consisting of a $37.4 million note (including interest capitalized as additional principal of $3.2 million) issued in connection with the commutation of certain insurance obligations. In addition, Triarc owed subsidiaries an aggregate principal amount of $229.6 million, consisting of notes in the principal amounts of $49.3 million and $72.4 million owed to CFC Holdings and Graniteville, respectively (which bear interest at 9.5% per annum), balances of $81.4 million of advances owed to National Propane (which bear interest at 16.5% per annum) and $26.5 million remaining on a note payable to SEPSCO (which bears interest at 13% per annum).

    Under a program announced in late 1994, management of the Company has been authorized, when and if market conditions warrant, to repurchase, until June 1995, up to $20.0 million of its Class A Common Stock. Under this program, the Company repurchased 91,500 shares of Class A Common Stock in December 1994 for an aggregate cost of $1.0 million. Such repurchases may continue from time to time based on market conditions and the availability of funds for such purchases.

    Triarc expects its significant cash requirements for 1995, exclusive of any related to the stock repurchase program, will be limited to general corporate expenses including cash used in operations, cash requirements for its facilities relocation and corporate restructuring accruals of $3.2 million, required interest payments of $2.1 million on its note payable to Graniteville (see above) and $3.15 million of payments in connection with the Settlement Agreement discussed above (including a payment of $2.0 million to the Special Committee of the Company's Board of Directors). Triarc believes that its expected sources of cash, including (i) existing cash balances ($36.5 million at December 31, 1994 and $9.0 million at February 28, 1995),
(ii) reimbursement of general corporate expenses from subsidiaries in connection with management services agreements and (iii) net payments received under tax sharing agreements with certain subsidiaries which the Company does not anticipate having to remit to the IRS due to the availability of operating loss, depletion and tax credit carryforwards and
(iv) $6.0 million received from Posner in January 1995 in connection with the Settlement Agreement will be sufficient to enable it to meet its short-term cash needs.

RCAC

   RCAC's cash requirements for 1995 consist of projected capital expenditures of $65.0 million, debt and affiliated note principal payments of $11.4 million, acquisitions already consummated in 1995 of $9.3 million and other acquisitions, if any. The Company does not believe RCAC's cash sources of operating cash flows, additional advances from Triarc and/or borrowings from SEPSCO and financing a portion of its capital expenditures through capital leases (up to an allowable $15.0 million) and operating leases will be adequate to meet its cash requirements unless additional third party financing can be arranged. As previously discussed, if the Company and RCAC cannot successfully arrange additional third party financing, it will be necessary to reduce the capital expenditure program accordingly. Despite reporting negative operating cash flows in 1994, RCAC expects its operations during 1995 to result in positive cash flows due to the fact that a significant portion of the negative effect of the change in operating assets and liabilities that ocurred during 1994 should not recur during 1995.

Graniteville and National Propane

   The Company expects that the continuing positive operating cash flows of Graniteville and National Propane and available borrowings, if required, under the Graniteville Credit Facility and the Bank Facility will be sufficient to enable those subsidiaries to meet their 1995 cash requirements.

SEPSCO

   SEPSCO is required to pay interest on the 11 7/8% Debentures semi-annually on February 1 and August 1 of each year. SEPSCO is also required to retire annually through the operation of a mandatory sinking fund $9.0 million principal amount of the 11 7/8% Debentures. SEPSCO satisfied its semi-annual interest payment and the mandatory sinking fund requirement due February 1, 1995 through cash and cash equivalents on hand. Such payments are SEPSCO's only significant 1995 cash requirement. The remaining requirements will be met with its aforementioned existing cash and marketable securities.

Discontinued Operations

    On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services, and refrigeration businesses. In 1993 the Company sold the assets or stock of the entities comprising the utility and municipal services business segment. On April 8, 1994 the Company sold substantially all of the operating assets of the ice operations of SEPSCO's refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million - the benefit of which has not been recorded) and the assumption by the buyer of certain current liabilities of $1.2 million. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120.0 thousand in 1995 through 1998 with the balance of $3.8 million due in 1999. On December 20, 1994 the Company sold either the stock or operating assets of the companies comprising the cold storage operations of SEPSCO's refrigeration business segment to National Cold Storage, Inc. ("National") a company formed by two then officers of SEPSCO for cash of $6.5 million, a $3.0 million note (discounted value $2.5 million - the benefit of which has not been recorded) and the assumption by the buyer of certain liabilities of $2.75 million. In addition, the Company sold certain cold storage properties to several buyers for aggregate cash proceeds of $1.0 million and a note for $0.7 million. The note from National bears no interest during the first year and 8% thereafter payable at maturity, does not amortize and is due in full in December 2000.

    As of December 31, 1994 the Company has completed the sale of substantially all of its discontinued operations but there remains certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally the two notes from the sale of the refrigeration business) which may be collected, the benefits of which, however, have not been recorded. (See Note 20 to the accompanying consolidated financial statements for further discussion).

Contingencies

    In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC has requested the Company to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond and the Company intends to comply with this request. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill until 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville as well as sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. In June 1992 Graniteville conducted its initial investigation. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill and has verbally requested that Graniteville submit a proposal to DHEC outlining the parameters of such an investigation. Since the investigation has not yet commenced, Graniteville is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated results of operations or financial position.

    As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations (see Note 20) including eight sites at which remediation has recently been completed or is ongoing. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1.0 million of such remediation costs, consisting of the first and third payments of $0.5 million. Remediation will also be required at seven cold storage sites which were sold in April 1994 to the purchaser of the cold storage operations. Such remediation is expected to commence in 1995 and will be made in conjunction with such purchaser who is responsible for the first $1.25 million of such costs. In addition, there are thirteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, four were remediated in 1994 at an aggregate cost of $0.5 million. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all of such remediation and/or removal will approximate $4.6 million, of which $1.3 million, $0.2 million, $2.7 million and $0.4 million were provided prior to Fiscal 1992, in Fiscal 1992, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of $2.8 million through December 31, 1994 and has a remaining accrual of $1.8 million. Based on currently available information and the current reserve levels, the Company does not believe that the ultimate outcome of the remediation and/or removal will have a material adverse effect on its consolidated financial position or results of operations.

    In June 1994 NVF, which was affiliated with the Company until the Change in Control, commenced a lawsuit in federal court against Chesapeake Insurance and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF seeks compensatory damages in an aggregate amount of approximately $2.0 million and punitive damages in the amount of $3.0 million. In July 1994 Chesapeake Insurance responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake Insurance denies the material allegations of NVF's complaint and asserts defenses, counterclaims and set-offs against NVF. The trial has been scheduled for October 10 and 11, 1995. Chesapeake Insurance intends to continue contesting NVF's allegations in the Chesapeake Litigation. Based upon the Indemnification available to the Company and after considering its current reserve levels, the Company does not believe that the outcome of the Chesapeake Litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

    In August 1993 NVF became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2.3 million with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance, (ii) certain insurance premiums owed by the Company to IRM, a subsidiary of NVF and a former affiliate of the Company and (iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against the Company and certain former affiliates alleging various causes of action against the Company and seeking, among other things, an undetermined amount of damages from the Company. In August 1994 the district court issued an order granting the Company's motion to dismiss certain of the claims and allowing the NVF Committee to file an amended complaint alleging why certain other claims should not be barred by applicable statutes of limitation. In October 1994 the NVF Committee filed a second amended complaint alleging causes of action for (a) aiding and abetting breach of fiduciary duty by Victor Posner, (b) equitable subordination of, and objections to, claims which the Company has asserted against NVF, and (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to the Company. The Company has responded to the second amended complaint by filing a motion to dismiss the complaint in its entirety. On February 10, 1995 the NVF Committee moved for leave to file a third amended complaint. Triarc has opposed that motion. A trial date has been set for July 5, 1995. The Company intends to continue contesting these claims. Nevertheless, during Transition 1993 the Company provided approximately $2.3 million with respect to claims related to the NVF Proceeding. The Company has incurred actual costs through December 31, 1994 of $1.5 million and has a remaining accrual of $0.8 million. Subsequent to December 31, 1994 Triarc received an indemnification from the Posner Entities in connection with the Settlement Agreement previously discussed (the "Indemnification") relating to, among other things, the NVF Litigation and, as such, the Company does not believe that the outcome of the NVF Proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

    In July 1993 APL Corporation ("APL"), which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to the Company and preferential transfers allegedly made by APL to a defendant other than the Company. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts claims against the Company for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which the Company has asserted against APL, (c) declaratory relief as to whether APL has any liability to the Company and (d) recovery of fraudulent transfers allegedly made by APL to the Company prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from the Company, as well as the other relief identified in the preceding sentence. In April 1994 the Company responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In February 1995 all proceedings in the APL Litigation were stayed until July 9, 1995. The Company intends to continue contesting the claims in the APL Litigation. Subsequent to December 31, 1994 the Company received the Indemnification relating to, among other matters, the APL Litigation and, as such, the Company does not believe that the outcome of the APL Litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

    In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. During the fourth quarter of 1994 National Propane's environmental consulting firm estimated the cost to remediate the property to be between $0.4 million and $0.9 million, depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted groundwater and the remediation method used. Accordingly, National Propane provided $0.4 million in 1994. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor or through government funds which provide reimbursement for such expenditures under certain circumstances. Based on currently available information and the Company's current reserve or $0.4 million and since (i) the extent of the alleged contamination is not known,
(ii) the preferable remediation method is not known and the estimate of the costs thereof are preliminary and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor or through government reimbursement, the Company does not believe that the outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

    In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994 tests confirmed hydrocarbons in the groundwater at one of the sites; remediation has commenced at the other site. Remediation costs estimated by Royal Crown's environmental consultants aggregate $0.4 million to $0.6 million with approximately $0.135 million expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites. In connection therewith the Company provided $0.5 million in Fiscal 1993 as part of a $2.2 million provision for closing these and one other abandoned bottling facilities as well as certain company-owned restaurants. The Company has incurred actual costs of $0.1 million through December 31, 1994 relating to these environmental matters and has a remaining accrual of $0.4 million at that date. After considering such accrual and potential reimbursement by the Texas Fund, the Company does not believe that the ultimate outcome of these environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

    The Company is also engaged in ordinary routine litigation incidental to its business. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

    On February 3, 1995 the Company's textile segment suffered fire damage to equipment in the weaving department at one of its manufacturing facilities. Production at the facility has resumed but approximately 35% of the productive capacity of the affected department has been lost until damaged equipment can be repaired or replaced. The textile segment is currently taking steps to mitigate the effect of this loss of production and believes that it has adequate property damage and business interruption insurance coverage and does not expect this event to have a material adverse effect on the Company's financial condition or results of operations.

Inflation and Changing Prices

    Management believes that inflation did not have a significant effect on gross margins during the two years ended April 30, 1993, the eight-month period ended December 31, 1993, and the year ended December 31, 1994, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business.
PAGE

Item 8.  Financial Statements and Supplementary Data.


                           INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of April 30, 1993 and December 31, 1993
and 1994

Consolidated Statements of Operations for the Years Ended April 30, 1992 and 1993, the Eight Months Ended December 31, 1993 and the Year Ended December 31, 1994

Consolidated Statements of Additional Capital For the Years Ended April 30, 1992 and 1993, the Eight Months Ended December 31, 1993 and the Year Ended December 31, 1994

Consolidated Statements of Cash Flows for the Years Ended April 30, 1992 and 1993, the Eight Months Ended December 31, 1993 and the Year Ended December 31, 1994

Notes to Consolidated Financial Statements

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


We have audited the accompanying consolidated balance sheet of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 31, 1994, and the related consolidated statements of operations, additional capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
New York, New York


March 24, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders,
  TRIARC COMPANIES, INC.:

   We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries as of April 30, 1993 and December 31, 1993, and the related consolidated statements of operations, additional capital and cash flows for each of the two years in the period ended April 30, 1993 and for the eight months ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triarc Companies, Inc. and subsidiaries as of April 30, 1993 and December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1993 and for the eight months ended December 31, 1993 in conformity with generally accepted accounting principles.

   As discussed in Note 22 to the consolidated financial statements, effective May 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.



                                           ARTHUR ANDERSEN LLP

Miami, Florida,
  April 14, 1994.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
                                                    (In thousands)
                         ASSETS
Current assets:
   Cash and cash equivalents ($86,982,000,
     $98,971,000 and $68,700,000)           $ 96,635   $  118,801    $ 80,064
   Restricted cash and cash equivalents
     (Note 5)                                  5,589        8,029       6,804
   Marketable securities (Note 6)                --        11,138       9,453
   Receivables, net (Note 7)                 116,257      124,319     141,377
   Inventories (Note 8)                       98,270      108,206     105,662
   Deferred income tax benefit (Note 15)      21,365        9,621       6,023
   Net current assets of discontinued
     operations (Note 20)                      6,823          841         --
   Prepaid expenses and other current
     assets                                   14,407       12,542       9,766
                                            --------     --------    --------
    Total current assets                     359,346      393,497     359,149
Restricted cash and short-term
  investments of insurance
  operations (Note 5)                         18,271          --          --
Properties, net (Note 9)                     237,853      261,996     306,293
Unamortized costs in excess of net
  assets of acquired companies (Note 10)     186,572      182,925     202,797
Net non-current assets of discontinued
  operations (Note 20)                        60,086       15,223         --
Deferred costs and other assets (Note 11)     48,534       43,605      53,928
                                            --------     --------    --------
                                            $910,662     $897,246    $922,167
                                            ========     ========    ========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt
     (Note 13)                              $ 43,100     $ 40,280    $ 52,061
   Accounts payable (Notes 28 and 29)         71,729       61,194      59,152
   Accrued expenses (Note 12)                111,011      139,503     111,792
                                            --------     --------    --------
    Total current liabilities                225,840      240,977     223,005
Long-term debt (Note 13)                     488,654      575,161     612,118
Insurance loss reserves (Note 29)             76,763       13,511      10,827
Deferred income taxes (Note 15)               35,991       32,038      22,701
Deferred income and other liabilities         17,157       12,565      13,505
Commitments and contingencies
  (Notes 15, 24 and 25)
Minority interests (Note 26)                  29,850       27,181         --
Redeemable preferred stock, $12 stated
 value; designated and issued
 5,982,866 shares; aggregate
 liquidation preference and
 redemption amount $71,794,000
 (Notes 16 and 34)                            71,794       71,794      71,794
Stockholders' equity (deficit)
  (Notes 17 and 34):
   Class A common stock, $.10 par value;
     authorized 100,000,000 shares,
     issued 27,983,805 shares                  2,798        2,798       2,798
   Class B common stock, $.10 par value;
     authorized 25,000,000 shares,
     none issued                                 --           --          --
   Additional paid-in capital                 49,375       50,654      79,497
   Accumulated deficit                        (6,067)     (46,987)    (60,929)
   Less class A common stock held in
     treasury at cost; 6,832,145
     6,660,645 and 4,027,982 shares          (77,085)     (75,150)    (45,473)
   Other                                      (4,408)      (7,296)     (7,676)
                                            --------     --------    --------
   Total stockholders' deficit               (35,387)     (75,981)    (31,783)
                                            --------     --------    --------
                                            $910,662     $897,246    $922,167
                                            ========     ========    ========

          See accompanying notes to consolidated financial statements.
PAGE

                        TRIARC COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 Eight
                                                                Months        Year
                                        Year Ended April 30,     Ended        Ended
                                         -------------------   December     December
                                         1992        1993      31, 1993     31, 1994
                                         ----        ----      --------     --------
                                           (In thousands except per share amounts)
Revenues:
  Net sales                          $ 1,029,613  $ 1,011,015  $ 668,773   $1,011,428
  Royalties, franchise fees
    and other revenues                    45,090       47,259     34,768       51,093
                                      ----------   ---------- ----------   ----------
                                       1,074,703    1,058,274    703,541    1,062,521
                                      ----------   ---------- ----------   ----------
Costs and expenses:
  Cost of sales (Note 8)                 793,331      762,373    496,601      749,930
  Advertising, selling and
    distribution (Notes 1 and 31)         67,505       72,891     75,006      109,669
  General and administrative
    (Note 31)                            125,311      135,193    101,965      125,189
  Facilities relocation and corporate
    restructuring (Note 30)                4,318       43,000        --         8,800
  Provision for doubtful accounts
    from affiliates (Notes 28 and 31)     25,686       10,358        --           --
                                      ----------   ---------- ----------   ----------
                                       1,016,151    1,023,815    673,572      993,588
                                      ----------   ---------- ----------   ----------
      Operating profit                    58,552       34,459     29,969       68,933
Interest expense (Note 31)               (71,832)     (72,830)   (44,847)     (72,980)
Other income (expense), net (Notes 18
  and 31)                                  6,542         (920)    (7,991)       5,815
Gain on sale of natural gas and oil
  business (Note 19)                         --           --         --         6,043
Costs of a proposed acquisition not
  consummated (Note 27)                      --           --         --        (7,000)
                                       ---------   ---------- ----------   ----------
   Income (loss) from continuing
     operations before income
     taxes and minority interests         (6,738)     (39,291)   (22,869)         811
Provision for income taxes (Note 15)       2,956        8,608      7,793        1,612
                                       ---------   ---------- ----------   ----------
                                          (9,694)     (47,899)   (30,662)        (801)
Minority interests in net loss
   (income)                                 (513)       3,350        223       (1,292)
                                       ---------   ---------- ----------   ----------
   Loss from continuing operations       (10,207)     (44,549)   (30,439)      (2,093)
Income (loss) from discontinued
  operations, net of income taxes
  and minority interests (Note 20)         2,705       (2,430)    (8,591)      (3,900)
                                       ---------   ---------- ----------   ----------
   Loss before extraordinary charges
     and cumulative effect of changes
     in accounting principles             (7,502)     (46,979)   (39,030)      (5,993)
Extraordinary charges (Note 21)              --        (6,611)      (448)      (2,116)
Cumulative effect of changes in
  accounting principles, net
   (Note 22)                                 --        (6,388)       --           --
                                       ---------   ---------- ----------   ----------
   Net loss                               (7,502)     (59,978)   (39,478)      (8,109)
Preferred stock dividend requirements
  (Notes 16, 17 and 34)                      (11)        (121)    (3,889)      (5,833)
                                       ---------   ---------- ----------   ----------
   Net loss applicable to common
     stockholders                    $    (7,513) $   (60,099)$  (43,367)  $  (13,942)
                                      ==========   ========== ==========   ==========

Loss per share (Note 4):
  Continuing operations              $      (.39) $     (1.73)$    (1.62)  $     (.34)
  Discontinued operations                    .10         (.09)      (.40)        (.17)
  Extraordinary charges                      --          (.26)      (.02)        (.09)
  Cumulative effect of changes
   in accounting principles                  --          (.25)       --           --
                                      ----------   ---------- ----------   ----------
    Net loss                         $      (.29) $     (2.33)$    (2.04)  $     (.60)
                                      ==========   ========== ==========   ==========
Supplementary loss per share (Note 4):
  Continuing operations                                                    $     (.07)
  Discontinued operations                                                        (.14)
  Extraordinary charges                                                          (.08)
                                                                           ----------
    Net loss                                                               $     (.29)
                                                                           ==========

          See accompanying notes to consolidated financial statements.

                        TRIARC COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF ADDITIONAL CAPITAL
                                                                Eight
                                                                Months        Year
                                        Year Ended April 30,     Ended        Ended
                                         -------------------   December     December
                                         1992        1993      31, 1993     31, 1994
                                         ----        ----      --------     --------
                                                       (In thousands)
Additional paid-in capital:
  Balance at beginning of period     $    37,890  $    37,968  $  49,375   $   50,654
  Common stock issued (Note 17):
   Excess of fair value of shares
     issued from treasury stock
     over average cost of treasury
     shares in connection with:
     SEPSCO Merger (Note 26)                 --           --         --        25,492
     Grants of restricted stock              --         1,800      2,048          601
   Excess of proceeds over par value
    from issuance of common shares
    in connection with the Change
    in Control (Note 3)                      --         9,567        --           --
   Other issuances                            78           53        --             6
  Excess of fair value of common
    shares over the option price
    for stock options granted
    (Note 17)                                --           --         231        3,000
  Costs related to common shares
    to be issued (Note 26)                   --           --      (1,000)         --
  Other                                      --           (13)       --          (256)
                                      ----------   ---------- ----------   ----------
  Balance at end of period           $    37,968  $    49,375 $   50,654   $   79,497
                                      ==========   ========== ==========   ==========
Retained earnings (accumulated
  deficit):
  Balance at beginning of period     $    61,433  $    53,920  $  (6,067)  $  (46,987)
  Net loss                                (7,502)     (59,978)   (39,478)      (8,109)
  Dividends on preferred stock               (11)          (9)    (2,557)      (5,833)
  Net income of certain subsidiaries
    to conform reporting periods of
    such subsidiaries to that of
    Triarc Companies, Inc. for
    consolidation purposes (Note 2)          --           --       1,115          --
                                      ----------   ---------- ----------   ----------
   Balance at end of period          $    53,920  $    (6,067)$  (46,987)  $  (60,929)
                                      ==========   ========== ==========   ==========
Treasury stock (Note 17):
  Balance at beginning of period     $    (8,315) $    (8,315) $ (77,085)  $  (75,150)
  Shares issued for SEPSCO Merger
    (Note 26)                                --           --         --        30,364
  Grants of restricted stock                 --         3,024      1,935          775
  Purchase of common shares in
    open market transactions                 --           --         --        (1,025)
  Common shares acquired in
    exchange for redeemable
    preferred stock (Note 16)                --       (71,794)       --           --
  Other                                      --           --         --          (437)
                                      ----------   ---------- ----------   ----------
  Balance at end of period           $    (8,315) $   (77,085)$  (75,150)  $  (45,473)
                                      ==========   ========== ==========   ==========
Other (Note 17):
  Balance at beginning of period     $    (1,207) $       177  $  (4,408)  $   (7,296)
  Unearned compensation resulting
    from:
   Grants of restricted stock                --        (4,824)    (3,983)      (1,141)
   Amortization of restricted
      stock                                  --           --       1,503        3,122
   Grant of below market stock
      options                                --           --         --        (3,000)
   Amortization of below market
    stock options granted                    --           --         --           907
  Net unrealized gains (losses) on
    marketable securities (Note 6)         1,384          239       (408)        (268)
                                      ----------   ---------- ----------   ----------
  Balance at end of period           $       177   $   (4,408)$   (7,296)  $   (7,676)
                                      ==========   ========== ==========   ==========




             See accompanying notes to consolidated financial statements.
PAGE

                        TRIARC COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                Eight
                                                                Months        Year
                                        Year Ended April 30,     Ended        Ended
                                         -------------------   December     December
                                         1992        1993      31, 1993     31, 1994
                                         ----        ----      --------     --------
                                                       (In thousands)
Cash flows from operating
  activities:
  Net loss                           $    (7,502) $   (59,978) $ (39,478)  $   (8,109)
  Adjustments to reconcile
    net loss to net cash
    and cash equivalents
    provided by (used in)
    operating activities:
    Depreciation and amortization
      of properties                       31,224       31,196     20,961       33,901
    Amortization of costs in
      excess of net assets of
      acquired companies                   5,314        6,785      4,023        6,655
    Amortization of deferred
      debt discount, deferred
      financing costs and
      unearned compensation                6,536        6,396      7,113       10,986
    Write-off of deferred
      financing costs and
      original issue discount,
      net of redemption discount             --         3,741        689        3,498
    Provision for doubtful
     accounts (including amounts
     due from former affiliates)          28,740       14,141      1,659        1,021
    Provision for facilities
      relocation and corporate
      restructuring                        4,318       43,000        --         8,800
    Payments on facilities
      relocation and corporate
      restructuring                          --        (5,318)    (8,074)     (14,701)
    Gain on sales of assets, net            (388)      (2,974)    (1,006)      (7,018)
    Deferred income tax benefit           (2,291)      (4,867)    (1,831)      (5,093)
    Minority interests, net of
      dividends paid                         501       (3,607)      (223)       1,292
    Loss (income) from
      discontinued operations             (2,705)       2,430      8,591        3,900
    Interest expense capitalized
      and not paid                           --           --         --         3,247
    Decrease in insurance loss
      reserves                            (2,236)      (7,459)    (1,921)      (2,684)
    Cumulative effect of changes
      in accounting principles               --         6,388        --           --
    Gain on purchase of debentures
      for sinking fund                    (4,650)        (117)       --           --
    Other, net                             1,544        5,209      3,363         (572)
    Changes in operating assets
      and liabilities:
      Decrease (increase) in
        restricted cash and cash
        equivalents                       (2,715)       2,611     (2,439)         548
      Decrease (increase) in
        restricted cash and
        short-term investments of
        insurance operations              (3,198)       8,186     (5,774)         --
      Decrease (increase) in
        receivables                       (5,103)       1,143    (14,707)     (18,079)
      Decrease (increase) in
        inventories                      (13,330)      12,862    (13,839)       2,544
      Decrease (increase) in
        prepaid expenses and
        other current assets              13,002       (7,425)    (7,820)       2,776
      Increase (decrease) in
        accounts payable and
        accrued expenses                     867      (15,936)    23,944      (29,196)
                                      ----------   ---------- ----------   ----------
         Net cash and cash
           equivalents provided
           by (used in) operating
           activities                     47,928       36,407    (26,769)      (6,284)
                                      ----------   ---------- ----------   ----------
Cash flows from investing
  activities:
  Business acquisitions                      --           --        (692)     (18,790)
  Proceeds from sales of
    non-core businesses
   and properties                          1,929       39,464     45,081       39,077
  Capital expenditures                   (22,571)     (23,758)   (28,617)     (61,639)
  Purchase of marketable
    securities                               --           --         --       (10,308)
  Proceeds from sales of
    marketable securities                    --           --         --        11,033
  Investment in affiliate                    --           --         --        (7,368)
  Purchase of minority
    interests                                --       (17,200)       --           --
  Other                                      --         2,100        --          (633)
                                      ----------   ---------- ----------   ----------
         Net cash and cash
           equivalents provided
           by (used in) investing
           activities                    (20,642)         606     15,772      (48,628)
                                      ----------   ---------- ----------   ----------

Cash flows from financing
  activities:
  Proceeds from long-term debt             5,800      396,595    290,902      121,232
  Repayments of long-term debt           (69,658)    (329,332)  (246,903)     (90,899)
  Deferred financing costs                (6,900)     (25,820)    (4,673)      (5,573)
  Increase (decrease) in
   short-term debt                        13,386      (14,745)       --           --
  Issuance of class A common stock           --         9,650        --           --
  Payment of preferred dividends             (11)          (9)    (2,557)      (5,833)
  Other                                      --           --         --        (1,281)
                                      ----------   ---------- ----------   ----------
         Net cash and cash
           equivalents provided
           by (used in) financing
           activities                    (57,383)      36,339     36,769       17,646
                                      ----------   ---------- ----------   ----------
Net cash provided by (used in)
   continuing operations                 (30,097)      73,352     25,772      (37,266)
Net cash provided by (used in)
   discontinued operations                 4,772        2,769        136       (1,471)
Net cash of certain subsidiaries
  used during the period reported
  as a direct credit to accumulated
  deficit (see Note 2)                       --           --      (3,742)         --
                                      ----------   ---------- ----------   ----------
Net increase (decrease) in cash
  and cash equivalents                   (25,325)      76,121     22,166      (38,737)
Cash and cash equivalents at
  beginning of period                     45,839       20,514     96,635      118,801
                                      ----------   ---------- ----------   ----------
Cash and cash equivalents at
  end of period                      $    20,514  $    96,635  $ 118,801   $   80,064
                                      ==========   ========== ==========   ==========

Supplemental disclosures of
  cash flow information:
  Cash paid (received) during
  the period for:
    Interest expense                 $    62,063  $    61,475  $  28,472   $   64,634
                                      ==========   ========== ==========   ==========

    Income taxes (refunds), net      $    (6,718) $    17,156  $  11,288   $    5,925
                                      ==========   ========== ==========   ==========
Supplemental schedule of noncash
 investing and financing
 activities:
   Total capital expenditures        $    31,253  $    27,207  $  33,339   $   65,831
   Amounts representing
   capitalized leases and
   other secured financing                (8,682)      (3,449)    (4,722)      (4,192)

                                      ----------   ---------- ----------   ----------
   Capital expenditures
   paid in cash                      $    22,571  $    23,758  $  28,617   $   61,639
                                      ==========   ========== ==========   ==========

      Due to their noncash nature, the following transactions are also not reflected in the respective consolidated statements of cash flows:

      In April 1994 Triarc acquired the 28.9% minority interest in its subsidiary, Southeastern Public Service Company, that it did not already own through the issuance of 2,691,824 shares of its Class A Common Stock. See
Note 26 to the consolidated financial statements for further discussion.

Effective December 31, 1993 Triarc's insurance subsidiary entered into an agreement for the discharge of approximately $63,500,000 of insurance loss reserves and the commutation of certain insurance in exchange for the transfer of $29,321,000 of restricted cash and short-term investments of insurance operations and a promissory note of the Company in the principal amount of $34,179,000. See Note 29 to the consolidated financial statements for further discussion.

      In April 1993 Triarc issued 5,982,866 shares of its newly-created redeemable convertible preferred stock in a one-for-one exchange for its Class A common stock owned by an affiliate of Victor Posner, the former Chairman and Chief Executive Officer of Triarc. Such transaction resulted in a $71,794,000 increase in redeemable convertible preferred stock and an equal increase in Class A common shares held in treasury at cost.

      In July 1991 Triarc's subsidiary, RC/Arby's Corporation ("RCAC") restructured a significant portion of its outstanding indebtedness. Due to its noncash nature, the aspect of such restructuring representing the exchange of one form of indebtedness for another on the part of RCAC is not reflected in the consolidated statement of cash flows for the year ended April 30, 1992. Also in connection with such restructuring, the shares of preferred stock of RCAC held by Triarc were converted into common stock of RCAC resulting in Triarc owning approximately 88.7% of RCAC's then outstanding voting securities. Such conversion resulted in an increase of approximately $12,788,000 in unamortized costs in excess of net assets of acquired companies and a corresponding increase in minority interests liability on a consolidated basis.

      In December 1991 Triarc's subsidiary, National Propane Corporation ("National Propane"), acquired from a subsidiary of American Financial Corporation $5,000,000 aggregate principal amount of National Propane's 13 1/8% senior subordinated debentures in exchange for a promissory note.



          See accompanying notes to consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1994


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as "Triarc" and, collectively with its subsidiaries, as the "Company") and its principal subsidiaries. The principal subsidiaries of the Company, all wholly-owned as of December 31, 1994, are Graniteville Company ("Graniteville" - 85.8% owned prior to April 14, 1994), National Propane Corporation ("National Propane"), Southeastern Public Service Company ("SEPSCO" - 71.1% owned prior to April 14, 1994) and CFC Holdings Corp. ("CFC Holdings" - 98.4% owned prior to April 14, 1994). CFC Holdings has as its wholly-owned subsidiaries Chesapeake Insurance Company Limited ("Chesapeake Insurance") and RC/Arby's Corporation ("RCAC"), and RCAC has as its wholly-owned subsidiaries Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). All significant intercompany balances and transactions have been eliminated in consolidation. See Note 2 for periods included in the consolidated financial statements prior to 1994 and Note 26 for discussion of the merger consummated on April 14, 1994.

Cash Equivalents

     All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents except for cash and short-term investments of the insurance operations, which were considered part of a larger pool of restricted investments and were included in "Restricted cash and short-term investments of insurance operations" in the accompanying consolidated balance sheet at April 30, 1993. The Company typically invests its excess cash in repurchase agreements with high credit-quality financial institutions. Securities pledged as collateral for repurchase agreements are segregated and held by the financial institution until maturity of each repurchase agreement. While the market value of the collateral is sufficient in the event of default, realization and/or retention of the collateral may be subject to legal proceedings in the event of default or bankruptcy by the other party to the agreement.

Marketable Securities

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The Company's marketable securities are classified in accordance with SFAS 115 as "available for sale" and, as such, net unrealized gains or losses are reported as a separate component of stockholders' deficit. Prior to January 1, 1994 the Company accounted for its marketable securities in accordance with SFAS No. 12, "Accounting for Certain Marketable Securities".

Inventories

     The Company's inventories are valued at the lower of cost or market. Cost is determined on either the first-in, first-out ("FIFO") basis (22% of inventories as of December 31, 1994) or the last-in, first-out ("LIFO") basis (78% of inventories) (see Note 8).

Depreciation and Amortization

     Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 9 years for transportation equipment; 3 to 30 years for machinery and equipment; and 15 to 60 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases. Gains and losses arising from disposals are included in current operations.

Unamortized Costs in Excess of Net Assets of Acquired Companies

     Costs in excess of net assets of acquired companies ("Goodwill") arising after November 1, 1970 are being amortized on the straight-line basis over 15 to 40 years; Goodwill arising prior to that date is not being amortized. The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Amortization of Deferred Financing Costs and Debt Discount

     Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method. Unamortized original issue debt discount is reported as a reduction of related long-term debt in the accompanying consolidated balance sheets.

Derivative Financial Instrument

     The Company has an interest rate swap agreement entered into as a hedge against the interest rate exposure of certain of the Company's fixed-rate debt (see Note 13). The Company recognizes the pro rata portion of the estimated remaining amounts to be received or paid under its interest rate swap agreement currently in interest expense based upon current market interest rates over the remaining life of the agreement. All other amounts paid or received will have been recognized by the time of payment except for a payment fixed at the inception of the agreement which is being amortized over the full life of the agreement.

Advertising Costs

     Effective in 1994 the Company adopted the guidance of Statement of Position 93-7 ("SOP 93-7") of the Accounting Standards Executive Committee, which impacts the Company's accounting for advertising production costs. SOP 93-7 requires adoption no later than the first quarter of 1995. Prior to adoption of SOP 93-7 such costs were amortized over the period the advertising took place. In accordance with SOP 93-7 the Company has adopted the policy of expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $54,004,000, $58,313,000, $58,723,000 and
$86,091,000 for the years ended April 30, 1992 and 1993, the eight months ended December 31, 1993 and the year ended December 31, 1994, respectively. Such costs in 1994 reflect a charge of $1,172,000 in connection with the adoption of SOP 93-7 as of the end of that year.

Research and Development

     Research and development costs are expensed during the period in which the costs are incurred and amounted to $2,132,000, $2,001,000, $1,338,000 and $1,632,000 for the years ended April 30, 1992 and 1993, the eight months ended December 31, 1993 and the year ended December 31, 1994, respectively.

Income Taxes

     The Company files a consolidated Federal income tax return with its 80% or greater owned subsidiaries, National Propane, CFC Holdings (since July 1991) and, since April 14, 1994, Graniteville and SEPSCO. Graniteville (prior to April 14, 1994), SEPSCO (prior to April 14, 1994), CFC Holdings (prior to July
1991) and Chesapeake Insurance filed separate or consolidated Federal income tax returns with their respective subsidiaries, if any. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Revenue Recognition

     The Company records sales principally when inventory is shipped or delivered. The Company also records sales to a lesser extent (7%, 11% and 7% of consolidated revenues for the year ended April 30, 1993, the eight months ended December 31, 1993 and the year ended December 31, 1994, respectively) on a bill and hold basis. In accordance with such policy, the goods are completed, packaged and ready for shipment; such goods are effectively segregated from inventory which is available for sale; the risks of ownership of the goods have passed to the customer; and such underlying customer orders are supported by written confirmation. Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area developments represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned. Liquefied petroleum ("LP") gas tank and cylinder rental fees are billed annually in advance and the related income is principally recognized ratably over the rental period.

Insurance Loss Reserves

     Insurance loss reserves include reserves for incurred but not reported claims of $29,693,000, $3,436,000 and $2,834,000 at April 30, 1993 and December
31, 1993 and 1994, respectively. Such reserves for affiliated company business are based on actuarial studies using historical loss experience. The balance of the reserves for non-affiliated company business were either reported by unaffiliated reinsurers, calculated by the Company or based on claims adjustors' evaluations. Management believes that the reserves are fairly stated. Adjustments to estimates recorded resulting from subsequent actuarial evaluations or ultimate payments are reflected in the operations of the periods in which such adjustments become known. The Company no longer insures or reinsures any risks for periods commencing on or after October 31, 1993 (see
Note 29).

Reclassifications

     Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2)  Change in Fiscal Year

     For the years ended April 30, 1992 and 1993 ("Fiscal 1992" and "Fiscal 1993", respectively), Graniteville and SEPSCO were consolidated for their fiscal years ended on or about February 28; CFC Holdings, which has a fiscal year ending December 31, was consolidated for its twelve-month period ended March 31; and National Propane was consolidated for its fiscal year ending April 30. On October 27, 1993 Triarc's Board of Directors approved a change in Triarc's fiscal year from a fiscal year ended April 30 to a calendar year ending December 31, effective for the eight-month transition period ended December 31, 1993 ("Transition 1993"). The fiscal years of Graniteville, National Propane and SEPSCO were also so changed.

     Triarc's majority-owned subsidiaries are included in (i) the accompanying consolidated statements of operations for Transition 1993 for the eight-month periods subsequent to the fiscal year or twelve-month periods included in the consolidated financial statements for Fiscal 1993 and (ii) the accompanying consolidated balance sheet for Transition 1993 as of December 31, 1993. As such the consolidated statement of operations for Transition 1993 includes Graniteville and SEPSCO for the eight months ended October 31, 1993 and CFC Holdings for the eight months ended November 30, 1993. The results of operations for Graniteville and SEPSCO for the two months ended December 31, 1993 and for CFC Holdings for the month of December 1993 (collectively referred to herein as the "Lag Months") have been reported as a direct credit to the Company's accumulated deficit.

     The following sets forth condensed combined financial information for the Lag Months (in thousands):

              Revenues                                          $ 120,708
              Operating profit                                      9,390
              Income before income taxes                            3,610
              Provision for income taxes                           (1,820)
              Net income                                            1,115

     The following sets forth unaudited condensed consolidated financial information for the corresponding eight months ended December 31, 1992, the comparable prior year period to Transition 1993 (in thousands, except per share amounts):

              Revenues                                          $ 715,852
              Operating profit                                     51,073
              Income from continuing operations before
                income taxes and minority interests                 4,202
              Provision for income taxes                          (10,402)
              Loss from continuing operations                      (6,925)
              Income from discontinued operations, net              3,030
              Cumulative effect of changes in accounting
                principles, net                                    (6,388)
              Net loss                                            (10,283)

              Loss per share:
                 Continuing operations                               (.27)
                 Discontinued operations                              .12
                 Cumulative effect of changes in accounting
                   principles                                        (.25)
                 Net loss                                            (.40)

(3)  The Change in Control

     On April 23, 1993, DWG Acquisition Group, L.P. ("DWG Acquisition"), a then newly formed limited partnership controlled by Nelson Peltz and Peter W. May, acquired control of Triarc from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer and certain entities controlled by him (collectively, the "Posner Entities") through a series of related transactions (the "Change in Control"). Immediately prior to the Change in Control, the Posner Entities owned approximately 46% of the outstanding common stock of Triarc. Messrs. Peltz and May are now Chairman and Chief Executive Officer and President and Chief Operating Officer of Triarc, respectively.

(4)  Loss Per Share

     Loss per share has been computed by dividing the net loss applicable to common stockholders (net loss plus dividend requirements on Triarc's then outstanding preferred stocks) by the weighted average number of outstanding shares of common stock during the period. Such weighted averages were 25,867,000, 25,808,000, 21,260,000 and 23,282,000 for Fiscal 1992, Fiscal 1993,
Transition 1993 and the year ended December 31, 1994, respectively. The preferred stock dividend requirements deducted include cash dividends paid and cumulative dividend requirements for each period not yet paid. Common stock equivalents were not used in the computation of loss per share because such inclusion would have been antidilutive.

     Supplementary loss per share gives effect to the January 1995 conversion (see Note 34) of all of the Company's redeemable convertible preferred stock (the "Redeemable Preferred Stock") into 4,985,722 shares of the Company's Class B Common Stock, par value $.10 per share, as if it had occurred on January 1, 1994. Supplementary loss per share was computed assuming that the shares of Class B Common Stock noted above were outstanding from January 1, 1994 and that the 1994 loss applicable to common stockholders had not been increased by the $5,833,000 dividend requirement on the Redeemable Preferred Stock.

(5)  Restricted Cash and Cash Equivalents

     The following is a summary of restricted cash and cash equivalents (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Deposits securing letters of credit (a)  $ 5,264    $   7,686    $  5,762
    Indemnity escrow account relating to
        sale of business (Note 19)               --           --          750
    Collateral account for purchases of
        equipment                                --           --          292
    Collateral account for advertising
        promotions                               325          343         --
                                             -------     --------    --------
                                             $ 5,589    $   8,029    $  6,804
                                             =======     ========    ========

     (a) Deposits secure outstanding letters of credit principally for the purpose of securing certain performance and other bonds and at December 31, 1993 and 1994 payments due under leases.

     "Restricted cash and short-term investments of insurance operations" represent amounts which were pledged as collateral under certain letters of credit and reinsurance agreements to secure future payment of losses reflected in the insurance loss reserves in the accompanying consolidated balance sheet as of April 30, 1993 (see Note 29).

(6)  Marketable Securities

     The Company's marketable securities associated with insurance operations (included in "Restricted cash and short-term investments of insurance operations" prior to December 31, 1993) are stated at fair value; all other marketable securities are stated at cost at December 31, 1993 and at fair value at December 31, 1994. The cost and fair value of the Company's marketable securities at December 31, 1993 and 1994, were as follows (in thousands):

                                         1993                   1994
                                  -------------------     ------------------
                                    Cost   Fair Value      Cost   Fair Value
                                  -------- ----------     ------- ----------
    Equity securities             $  1,368    $ 1,500     $   352    $   318
    Corporate debt securities (a)    9,610      9,729       9,430      9,083
    Debt securities issued by
       foreign governments             160        160          53         52
                                  --------   --------     -------    -------
                                  $ 11,138   $ 11,389     $ 9,835    $ 9,453
                                  ========   ========     =======    =======

     (a)  Contractual maturity dates through 2006.

     During 1994 the Company realized a net loss from the sales of marketable securities of $135,000 which is included in "Other income (expense) net" in the consolidated statement of operations. As of December 31, 1994 the Company had a net unrealized loss of $260,000, net of tax benefit of $122,000.

(7)  Receivables, net

     The following is a summary of the components of receivables (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Receivables:
        Trade                               $120,248    $ 123,405   $ 140,743
        Other                                  3,372        7,883       6,024
                                            --------     --------   ---------
                                             123,620      131,288     146,767
    Less allowance for doubtful accounts
     (trade)                                   7,363        6,969       5,390
                                            --------     --------   ---------
                                            $116,257    $ 124,319   $ 141,377
                                            ========     ========   =========

(8)  Inventories

   The following is a summary of the components of inventories (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Raw materials                           $ 24,655    $  26,930   $ 26,490
    Work in process                            6,244        6,676      7,803
    Finished goods                            67,371       74,600     71,369
                                            --------     --------   --------
                                            $ 98,270    $ 108,206   $105,662
                                            ========     ========   ========

     The current cost of LIFO inventories exceeded the carrying value thereof by approximately $2,494,000, $2,535,000 and $4,653,000 at April 30, 1993 and
December 31, 1993 and 1994, respectively. In 1994 certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs from prior years. The effect of such liquidations was to decrease cost of sales by $2,462,000. Liquidations of LIFO inventory quantities in Fiscal 1992, Fiscal 1993 and Transition 1993, if any, were not significant.

(9)  Properties

     The following is a summary of the components of properties, at cost (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Land                                    $ 21,903    $  21,834   $ 29,714
    Buildings and leasehold improvements      85,465       99,283    124,606
    Machinery and equipment                  283,442      289,045    316,264
    Transportation equipment                  13,163       14,344     18,024
    Leased assets capitalized                 26,770       22,577     26,501
                                            --------     --------   --------
                                             430,743      447,083    515,109
    Less accumulated depreciation and
       amortization                          192,890      185,087    208,816
                                            --------     --------   --------
                                            $237,853    $ 261,996   $306,293
                                            ========     ========   ========

     Substantially all properties are pledged as collateral for certain debt (see Note 13).

(10) Unamortized Costs in Excess of Net Assets of Acquired Companies

     The following is a summary of the components of the unamortized costs in excess of net assets of acquired companies (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Costs in excess of net assets of
      acquired companies (Notes 26
      and 27)                               $230,925    $ 231,609   $258,150
    Less accumulated amortization             44,353       48,684     55,353
                                            --------     --------   --------
                                            $186,572    $ 182,925   $202,797
                                            ========     ========   ========

(11) Deferred Costs and Other Assets

     The following is a summary of the components of deferred costs and other assets (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Deferred financing costs                $ 35,333    $  36,005   $ 36,612
    Investment (22%) in Taysung Enterprise
      Company, Ltd. ("Taysung") (a)              --           --       6,775
    Other                                     19,506       16,762     20,548
                                            --------     --------   --------
                                              54,839       52,767     63,935
    Less accumulated amortization of
      deferred financing costs                 6,305        9,162     10,007
                                            --------     --------   --------
                                            $ 48,534    $  43,605   $ 53,928
                                            ========     ========   ========

    (a) The Company recorded its equity in the losses of Taysung of $573,000 in 1994 included in "Other income (expense), net" (see Note 18).

(12) Accrued Expenses

     The following is a summary of the components of accrued expenses (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Accrued interest                        $  9,973    $  21,882   $ 24,005
    Facilities relocation and corporate
      restructuring                           42,000       30,396     22,773
    Accrued compensation and related
      benefits                                20,199       23,891     23,351
    Accrued marketing                          8,108       16,878     12,483
    Net current liabilities of discontinued
      operations (Note 20)                       --           --       3,577
    Other                                     30,731       46,456     25,603
                                            --------     --------   --------
                                            $111,011    $ 139,503   $ 111,792
                                            ========     ========   ========

(13) Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                                   December 31
                                                  April 30,   ---------------------
                                                    1993         1993        1994
                                                  --------     --------    --------
    9 3/4% senior notes due 2000 (a)              $     --    $  275,000   $ 275,000
    Credit facility, bearing interest at prime
      or LIBOR plus from 1 1/4% to 3 1/2%, due
      through April 1998 (b):
        Revolving loan (weighted average
          interest rate of 9.56% at
          December 31, 1994)                         72,734       89,324     103,038
        Term loan (weighted average interest rate
          of 9.92% at December 31, 1994)             80,000       72,500      61,000
    Bank facility, bearing interest at prime,
     Federal funds rate or LIBOR plus from 1%
     to 3 1/2%, due through 2002 (c):
        Revolving loan (weighted average
         interest rate of 8.85% at
         December 31, 1994)                             --           --       10,500
        Term loan (weighted average interest rate
         of 8.52% at December 31, 1994)                 --           --       90,000
    11 7/8% senior subordinated debentures due
      February 1, 1998, payable $9,000 in 1995
      through 1997 through a sinking fund with
      the remaining $27,000 due February 1, 1998
      (less unamortized deferred discount of
      $5,282, $4,203 and $3,003) (d)                 57,718       58,797      50,997
    9 1/2% promissory note payable with interest
      payable in a combination of additional
      principal and cash and principal due in
      varying maturities through 2000 with the
      remaining balance of $25,198 due in 2003
      (Note 29)                                         --        34,179      37,426
    13 1/8% senior subordinated debentures due
      March 1, 1999 (less unamortized deferred
      discount of $3,815 and $3,278) redeemed
      in October 1994 (c)                            52,185       52,722         --
    16 7/8% subordinated debentures due 1994         15,470        6,470         --
    Senior secured step-up rate notes, refinanced
     August 12, 1993                                225,000          --          --
    Notes payable, bearing interest at 7% to
     12 1/2% due through 2002 secured by
     equipment                                       37,807       11,456      13,285
    Capitalized lease obligations                    11,895       12,073      17,340
    Other                                             5,143        2,920       5,593
                                                   --------     --------    --------
      Total debt                                    557,952      615,441     664,179
    Less:
      Notes relating to equipment of
        discontinued operations                      26,198          --          --
      Amounts payable within one year                43,100       40,280      52,061
                                                   --------     --------    --------
                                                  $ 488,654   $  575,161   $ 612,118
                                                   ========     ========    ========

    Aggregate annual maturities of long-term debt, including required sinking fund payments and capitalized lease obligations, are as follows as of December 31, 1994 (in thousands):

      Year Ending December 31,
      -----------------------
      1995                                                  $  55,064
      Less unamortized deferred discount (d)                    3,003
                                                           ----------
                                                               52,061
      1996                                                     32,236
      1997                                                     29,199
      1998                                                    142,946
      1999                                                     16,127
      Thereafter                                              391,610
                                                            ---------
                                                            $ 664,179
                                                           ==========

    (a) In September 1993 RCAC entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 is paid by RCAC at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate ("LIBOR") (7.0% at December 31, 1994) and RCAC receives interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter is retroactively reset at the end of each six-month calculation period through July 31, 1996 and on September 24, 1996. The transaction effectively changes RCAC's interest rate on $137,500,000 of the 9 3/4% senior notes due 2000 (the "9 3/4% Senior Notes") from a fixed-rate to a floating-rate basis. Under the Swap Agreement during 1994 RCAC received $614,000 which was determined at the inception of the Swap Agreement and paid $439,000 in connection with the six-month reset period ended July 31, 1994. RCAC paid $1,455,000 for the six-month period ended January 31, 1995 resulting from the Floating Rate in effect on such date of 6.69%. If such Floating Rate remains fixed at 6.69% throughout the life of the Swap Agreement, RCAC would pay an additional $4,643,000 for the period from February 1, 1995 through the end of the Swap Agreement on September 24, 1996. The counterparty to the Swap Agreement is a major financial institution which, therefore, is expected to be able to fully perform under the terms of the agreement, thereby mitigating any credit risk of the transaction.

    (b) Graniteville and its subsidiary, C.H. Patrick & Co., Inc., have a $180,000,000 senior secured credit facility (the "Graniteville Credit Facility") with Graniteville's commercial lender. The Graniteville Credit Facility, as amended in October 1994, provided for senior secured revolving credit loans of up to $112,000,000 through March 1995, $107,000,000 through December 1995 and $100,000,000 through April 1998 (the "Revolving Loan") and an $80,000,000 senior secured term loan (the "Term Loan") and expires in 1998. In March 1995 the Graniteville Credit Facility was further amended to provide for a maximum Revolving Loan of $116,000,000 through March 1995, $124,000,000 through June 1995, $120,000,000 through September 1995 and $115,000,000 thereafter. The
Revolving Loan up to $100,000,000 as of December 31, 1994 and $115,000,000 as amended in March 1995 does not require any amortization of principal prior to its expiration in 1998. Borrowings under the Revolving Loan bear interest, at Graniteville's option, at either the prime rate (8 1/2% at December 31, 1994) plus 1 1/4% per annum or the 90-day LIBOR (6 1/2% at December 31, 1994) plus 3% per annum. If the unpaid principal balance of the Term Loan is less than $55,000,000, the interest rate on the Revolving Loan will be reduced to the prime rate plus 1% or the 90-day LIBOR rate plus 2 3/4%. The borrowing base for the Revolving Loan is the sum of 90% of accounts receivable which are credit-approved by the lender ("Credit Approved Receivables"), and 85% of all other eligible accounts receivable, plus 65% of eligible inventory, provided that advances against eligible inventory shall not exceed $35,000,000 at any one time ($42,000,000 through December 31, 1995). Graniteville, in addition to the aforementioned interest, pays a commission of 0.45% on all Credit Approved Receivables, including a 0.20% bad debt reserve which will be shared equally by Graniteville's commercial lender and Graniteville after deducting customer credit losses. The Term Loan is repayable $12,000,000 per year from 1995 through 1997 with a final payment of $25,000,000 due in April 1998. Until the unpaid principal of the Term Loan is equal to or less than $60,000,000 at the end of any fiscal year, Graniteville must make mandatory prepayments in an amount equal to 50% of Excess Cash Flow, as defined, for such fiscal year. In accordance therewith, no prepayments were required in Transition 1993 or the year ended December 31, 1994. The Term Loan bears interest, at Graniteville's option, at the prime rate plus 1 3/4% per annum or the 90-day LIBOR plus 3 1/2% per annum. When the unpaid principal balance of the Term Loan is less than $55,000,000, the interest rate thereon will be reduced to the prime rate plus 1 3/8% or the 90-day LIBOR plus 3 1/8%. All LIBOR loans are limited to one-half of the total Revolving Loan and Term Loan borrowings under the Graniteville Credit Facility.

    (c) On October 7, 1994 National Propane entered into a $150,000,000 revolving credit and term loan agreement with a group of banks (the "Bank Facility"). The Bank Facility consists of a $40,000,000 revolving credit facility and three tranches of term loans aggregating $110,000,000. An aggregate of $30,000,000, including $20,000,000 of the term loans and, after one year, $10,000,000 of the revolving credit facility is conditioned upon completion of the intended merger of Public Gas Company ("Public Gas"), a subsidiary of SEPSCO engaged in the distribution of LP Gas, and National Propane and the redemption in part, prior to October 7, 1995, of the $54,000,000 outstanding principal amount of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures"). If the merger of Public Gas with National Propane and the redemption of the 11 7/8% Debentures do not occur by October 7, 1995, the availability of the $30,000,000 noted above will expire. Further, $15,000,000 of the revolving credit facility is restricted for niche acquisitions by National Propane (the "Acquisition Sublimit") and any outstanding borrowings under the Acquisition Sublimit convert to term loans in October 1997. Borrowings under the Bank Facility bear interest, at National Propane's option, at rates based either on 30, 60, 90 or 180-day LIBOR (ranging from 6.0% to 7.0% at December 31, 1994) or an alternate base rate (the "ABR"). The ABR represents the higher of the prime rate or 1/2% over the Federal funds rate (6.0% at December 31, 1994). Revolving credit loans bear interest at 2 1/4% over LIBOR or 1% over ABR, and, exclusive of the $15,000,000 Acquisition Sublimit, mature in March 2000. The term loans bear interest at rates ranging from 2 1/2% to 3 1/2% over LIBOR or 1 1/4% to 2 1/4% over ABR, respectively, and the $90,000,000 outstanding amount of such loans at December 31, 1994 amortizes $8,750,000 in 1995, $9,250,000 in 1996, $9,500,000 in 1997,
$12,125,000 in 1998, $12,375,000 in 1999 and $38,000,000 thereafter (through
2002). In connection with the closing of the Bank Facility, National Propane redeemed prior to maturity the then entire outstanding $49,000,000 principal amount of National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 (the "13 1/8% Debentures") and paid a cash dividend to Triarc of $40,000,000.

    (d) The Company intends to merge Public Gas with National Propane during the second quarter of 1995 (see discussion below) and, in connection therewith, the Company presently intends to cause SEPSCO to repurchase the 11 7/8% Debentures prior to maturity during 1995. The Company presently anticipates financing such repurchase with a $30,000,000 revolving loan (due 2000) under the Bank Facility (as discussed above) with the remainder from available cash balances. Accordingly, the Company has classified $30,000,000 of the 11 7/8% Debentures as long-term debt and the remaining $20,997,000 ($24,000,000 of principal less $3,003,000 of debt discount) as current portion of long-term debt.

    Under the Company's various debt agreements substantially all of the Company's assets are pledged as security. In addition, the 9 3/4% Senior Notes have been guaranteed by Royal Crown and Arby's and the Graniteville Credit Facility and the Bank Facility have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26,538,000), National Propane and SEPSCO is pledged.

    The Company's debt agreements contain various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other items,
(i) the incurrence of indebtedness, (ii) the retirement of certain debt prior to maturity, (iii) investments, (iv) asset dispositions, (v) capital expenditures and (vi) affiliate transactions other than in the normal course of business; and
(c) restrict the payment of dividends by Triarc's principal subsidiaries to Triarc. As of December 31, 1994 the Company was in compliance with the covenants of its various debt agreements. However, based on current projections, during 1995 National Propane may not be in compliance with certain of its financial ratio covenants in its Bank Facility agreement. The Company has discussed this currently forecasted noncompliance with the administrative agent for the Bank Facility and, based on these discussions, believes that the Bank Facility will be amended such that the Company will be in compliance therewith. In connection therewith, the Company may be required to amend other provisions of the Bank Facility and has agreed to merge the Public Gas and National Propane operations during the second quarter of 1995.

    As of December 31, 1994 National Propane has $5,000,000 available for the payment of dividends with an additional $30,000,000 the availability of which, as discussed above, is conditioned upon Triarc causing SEPSCO to redeem the 11 7/8% Debentures. SEPSCO is unable to pay any dividends as of December 31, 1994 and Graniteville is unable to pay any dividends prior to December 31, 1995. While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and as of December 31, 1994 RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

(14)  Fair Value of Financial Instruments

    The carrying amounts and fair values of the Company's financial instruments for which such amounts differ are as follows (in thousands):

                                                                      December 31,
                                                         ---------------------------------------
                                      April 30, 1993            1993                 1994
                                    ------------------       ------------------------------------
                                   Carrying     Fair     Carrying    Fair     Carrying    Fair
                                    Amount      Value     Amount     Value     Amount     Value
                                    ------      -----     ------     -----     ------     -----
      Marketable securities
         (Note 6)                  $    --    $    --    $ 11,138  $   11,389 $  9,453  $  9,453
                                   ========   ========   ========  ========   ========  ========

      Long-term debt (Note 13):
        9 3/4% Senior Notes        $    --    $    --    $275,000  $282,000   $275,000  $245,000
        Graniteville Credit
         Facility                   152,734    152,734    161,824   161,824    164,038   164,038
        Bank Facility                   --         --         --        --     100,500   100,500
        11 7/8% Debentures           57,718     63,200     58,797    64,300     50,997    53,500
        9 1/2% note payable             --         --      34,179    34,179     37,426    28,600
        13 1/8% Debentures           52,185     56,800     52,722    56,200        --        --
        Senior secured step-up
         rate notes                 225,000    225,000        --        --         --        --
        Other long-term debt         70,315     70,315     32,919    32,919     36,218    36,218
                                   --------   --------   --------  --------   --------  --------
                                   $557,952   $568,049   $615,441  $631,422   $664,179  $627,856
                                   ========   ========   ========  ========   ========  ========

      Swap Agreement (liability)
        (Note 13)                  $    --    $    --    $   (558) $ (1,100)  $ (1,566) $ (8,300)
                                   ========   ========   ========  ========   ========  ========

     The fair values of marketable securities are based on quoted market prices at the respective reporting dates. Similarly, the fair value of the 9 3/4% Senior Notes are based on quoted market prices. The 11 7/8% Debentures and the 13 1/8% Debentures trade infrequently and their fair values are based on the latest available quoted market prices. The fair value of the 9 1/2% note payable as of December 31, 1994 was determined by using a discounted cash flow analysis based on an estimate of the Company's current borrowing rate for a similar security. The fair value of the 9 1/2% note payable was approximately equal to its carrying value on December 31, 1993 due to its issuance effective that day. The fair values of the revolving loans and the term loans under the Graniteville Credit Facility at April 30, 1993, December 31, 1993 and 1994 and the Bank Facility at December 31, 1994 approximated their carrying values due to their floating interest rates. The fair value of the senior secured step-up rate notes approximated their carrying value as of April 30, 1993 based on their recent issuance on April 23, 1993. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since
(i) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (ii) for equipment notes, the aggregate borrowings are not significant and the remaining maturities are relatively short-term.

     The fair values of the Swap Agreement represent the estimated amounts RCAC would pay to terminate the Swap Agreement, as quoted by the counterparty.

(15) Income Taxes

     The income (loss) from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

                                   Fiscal    Fiscal    Transition
                                    1992      1993        1993        1994
                                    -----     -----       -----       ----
    Domestic                      $ (4,717)  $(39,145)  $ (24,768)   $(1,659)
    Foreign                         (2,021)      (146)      1,899      2,470
                                  --------   --------    --------   --------
                                  $ (6,738)  $(39,291)  $ (22,869)   $   811
                                  ========   ========    ========   ========

    The provision (benefit) for income taxes from continuing operations consists of the following components (in thousands):

                                   Fiscal    Fiscal    Transition
                                    1992      1993        1993        1994
                                    -----     -----       -----       ----
   Current:
      Federal                     $  2,758    $ 9,994     $ 7,676    $ 2,167
      State                          2,489      3,232         761      2,310
      Foreign                          --         249       1,187      2,228
                                  --------   --------    --------   --------
                                     5,247     13,475       9,624      6,705
                                  --------   --------    --------   --------

   Deferred:
      Federal                       (2,466)    (3,094)     (4,240)    (4,985)
      State                            175     (1,773)        690        645
      Foreign                          --         --        1,719       (753)
                                  --------   --------    --------   --------
                                    (2,291)    (4,867)     (1,831)    (5,093)
                                  --------   --------    --------   --------
            Total                 $  2,956    $ 8,608     $ 7,793    $ 1,612
                                  ========   ========    ========   ========

    The net current deferred income tax asset and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
    Current deferred income tax assets
      (liabilities):
      Facilities relocation and corporate
       restructuring                        $ 12,508    $   5,041   $  2,326
      Accrued employee benefit costs           5,207        5,617      6,336
      Allowance for doubtful accounts
       including non-affiliates               13,547        4,558      1,940
      Reserve for income tax contingencies       --        (3,500)      (970)
      Other, net                               2,195          267     (1,810)
                                            --------     --------   --------
                                              33,457       11,983      7,822
      Less valuation allowance                12,092        2,362      1,799
                                            --------     --------   --------
                                              21,365        9,621      6,023
                                            --------     --------   --------
    Non-current deferred income tax assets
     (liabilities):
      Depreciation and other properties
       basis differences                     (38,448)     (41,291)   (39,054)
      Reserve for income tax contingencies
       and other tax matters                 (15,192)     (16,941)   (16,395)
      Insurance loss reserves                  6,952        7,061      7,061
      Net operating loss and alternative
       minimum tax credit carryforward        10,042       37,506     38,810
      Other, net                               5,144         (295)     4,515
                                            --------     --------   --------
                                             (31,502)     (13,960)    (5,063)
      Less valuation allowance                 4,489       18,078     17,638
                                            --------     --------   --------
                                             (35,991)     (32,038)   (22,701)
      Deferred income tax liabilities
        associated with the discontinued
        operations                            (8,477)         --         --
                                            --------     --------   --------
                                             (44,468)     (32,038)   (22,701)
                                            --------     --------   --------
                                            $(23,103)   $ (22,417)  $(16,678)
                                            ========     ========   ========

    The decrease in the net deferred tax liability from $23,103,000 at April
30, 1993 to $22,417,000 at December 31, 1993 or a benefit of $686,000 differs from the benefit of $1,831,000 included in the provision for income taxes for Transition 1993 as a result of a deferred tax provision of $1,145,000 included in the $1,115,000 credit to "Accumulated deficit" for the Lag Months. The decrease in the net deferred tax liability from $22,417,000 at December 31, 1993 to $16,678,000 at December 31, 1994 of $5,739,000 is $646,000 greater than the benefit of $5,093,000 included in the provision for income taxes for 1994 as a result of a deferred tax benefit of $2,075,000 associated with the provision for discontinued operations (see Note 20) and $122,000 deferred income tax benefit associated with the unrealized loss associated with "available for sale" marketable securities (see Note 17) less deferred taxes of $1,551,000 established in purchase accounting for the SEPSCO Merger (see Note 26) recorded as Goodwill. The deferred income tax liabilities associated with the discontinued operations at April 30, 1993 principally resulted from accelerated depreciation less net operating loss, depletion and alternative minimum tax credit carryforwards.

    As of December 31, 1994 Triarc had net operating loss carryforwards for Federal income tax purposes of approximately $81,000,000, of which $37,000,000 is subject to annual limitations through 1998. Such carryforwards will expire approximately $11,000,000 in the year 2006, approximately $25,000,000 in the year 2007, approximately $37,000,000 in the year 2008 and approximately $8,000,000 in the year 2009. In addition the Company has (i) a depletion carryforward of approximately $2,800,000 and (ii) alternative minimum tax credit carryforwards of approximately $4,700,000 both of which have an unlimited carryforward period.

    A "valuation allowance" is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has established valuation allowances principally for that portion of the net operating loss carryforwards, depletion carryforwards, alternative minimum tax credit carryforwards (prior to 1994) and other net deferred tax assets related to SEPSCO until April 14, 1994 and Chesapeake Insurance which entities were not included in Triarc's consolidated income tax return. The Company recognized increases (decreases) in the valuation allowance of $1,497,000 and $(1,003,000) during Transition 1993 and 1994, respectively.

    Deferred income tax (benefit) provision result from timing differences in recognition of income and expenses for tax and financial statement purposes. The tax effects of the principal timing differences are as follows (such disclosure is not presented for Transition 1993 and 1994 as it is not required under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109")) (in thousands):

                                                       Fiscal        Fiscal
                                                        1992          1993
                                                        ----          ----
        Provision for interest on income tax
          contingencies and other tax matters        $     --       $ (3,025)
        Insurance loss reserves                           (872)          675
        Facilities relocation and corporate
          restructuring                                    917       (12,508)
        Provision for income tax contingencies
          and other tax matters                            --         11,767
        Excess of tax over book (book over tax)
          depreciation, depletion and amortization
          of properties                                    530        (2,921)
        Alternative minimum tax (credit)                  (976)        2,684
        Carryforward recognized as a reduction of
          deferred credits                              (3,358)          --
        Expenses not deductible until paid                (527)       (1,503)
        Tax on dividends from subsidiaries not
          included in consolidated return                1,104           334
        Amortization of debt discount                     (335)         (317)
        Benefit from unrealized losses on
          marketable securities                           (960)         (130)
        Employee benefit plan payment                    3,064           --
        Pension benefit recognized for
          tax purposes                                    (530)          --
        Other, net                                        (348)           77
                                                      --------      --------
                                                     $  (2,291)     $ (4,867)
                                                      --------      --------

    The difference between the reported income tax provision and a computed tax provision (benefit) based on income (loss) from continuing operations before income taxes and minority interests at the statutory rate of 34% for Fiscal 1992, 34.3% for Fiscal 1993 and 35% for Transition 1993 and 1994, is reconciled as follows (in thousands):

                                   Fiscal    Fiscal    Transition
                                    1992      1993        1993       1994
                                    ----      ----        ----       ----
   Income tax provision
     (benefit) computed
     at Federal statutory
     rate                         $ (2,291)   $(13,477)   $(8,004)   $   284
   Increase (decrease) in
     Federal taxes resulting from:
    State taxes, net of Federal
     income tax benefit              1,758         959        943      1,921
    Foreign tax rate in excess of
      United States Federal
      statutory rate, provision
      for foreign income tax
      contingencies and foreign
      withholding taxes, net of
      Federal income tax benefit       --          251      1,909        479
    Effect of net operating
     losses for which no tax
     carryback benefit is
     available (utilization
     of operating loss,
     depletion and tax
     credit carryforwards)           1,977       2,555      2,797     (3,643)
    Amortization of non-
     deductible Goodwill               531       3,012      1,329      2,171
    Non-deductible litigation
     settlement                        --          --       1,576        --
    Other non-deductible expenses      412         493        309        324
    Provision for income tax
     contingencies and other
     tax matters                       --       11,767      7,200        --
    Tax on dividends from
     subsidiaries not included
     in consolidated returns         1,104       1,409        --         --
    Consulting agreement (Note 30)     --        2,058        --         --
    Other, net                        (535)       (419)      (266)        76

                                  --------    --------   --------   --------
                                  $  2,956    $  8,608    $ 7,793    $ 1,612
                                  ========    ========   ========   ========

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but two issues related to such audit and in connection therewith paid $5,182,000 in 1994, which amount had been fully reserved. The Company is contesting the two open issues at the Appellate Division of the IRS. The IRS is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has proposed certain adjustments, some of which will be contested by the Company. During Fiscal 1993 and Transition 1993 the Company provided $11,767,000 and $7,200,000, respectively, included in provision for income taxes from continuing operations and during Fiscal 1993, Transition 1993 and 1994 provided $8,547,000, $1,322,000 and $1,400,000, respectively, included in interest expense relating to such examinations and other tax matters. The amount of any payments required as a result of (i) the remaining open issues from the 1985 through 1988 examination and (ii) the 1989 through 1992 examination cannot presently be determined. However, management of the Company believes that adequate aggregate provisions have been made in 1994 and prior periods for any tax liabilities, including interest, that may result from such examinations and other tax matters.

(16)  Redeemable Preferred Stock

    The Company had 5,982,866 shares of its Redeemable Preferred Stock outstanding at December 31, 1994, with a stated and liquidation value of $12.00 per share plus accrued but unpaid dividends (aggregating $1,458,000 at December 31, 1994), bearing a cumulative annual dividend of 8 1/8% payable semi-annually, convertible into 4,985,722 shares of Class B Common Stock (see
Note 17) (or Class A Common Stock under certain circumstances) at $14.40 per share and requiring mandatory redemption on April 23, 2005 at $12.00 per share. All of such Redeemable Preferred Stock was owned by a Posner Entity. In accordance with a settlement agreement all of the Redeemable Preferred Stock was converted into 4,985,722 shares of Class B Common Stock in January 1995 (see Note 34).

(17)  Stockholders' Deficit

    The Company's Class A Common Stock and its Class B Common Stock are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting. If held by a person(s) not affiliated with Posner, each share of Class B Common Stock is convertible into one share of Class A Common Stock. As of December 31, 1994 no shares of Class B Common Stock had been issued. Subsequently, Triarc issued 5,997,622 shares of Class B Common Stock to Posner, pursuant to a settlement agreement (see Note 34).

    A summary of the changes in the number of issued shares of Class A Common Stock is as follows (in thousands):

                                   Fiscal     Fiscal   Transition
                                    1992       1993       1993        1994
                                    ----       ----       ----        ----
   Number of shares at beginning
    of period                       26,973     27,006      27,984     27,984
  Common stock issued:
  Issuance of 833,332 common
    shares in connection with the
    Change in Control and related
    refinancings                       --         833         --         --
   Conversion of $.60 and $.35
    preferred stock                      2        130         --         --
   Conversion of debentures             31         15         --         --
                                  --------   --------    --------   --------
  Number of shares at end
   of period                        27,006     27,984      27,984     27,984
                                  ========   ========    ========   ========

    A summary of the changes in the number of shares of Class A Common Stock held in treasury is as follows (in thousands):

                                   Fiscal     Fiscal   Transition
                                    1992       1993       1993        1994
                                    ----       ----       ----        ----
    Number of shares at beginning
      of period                      1,117      1,117       6,832      6,661
    Common shares issued in the
      SEPSCO Merger (Note 26)          --         --          --      (2,692)
    Restricted stock grants
      (see below)                      --        (268)       (171)       (69)
    Restricted stock exchanged
      (see below) or reacquired        --         --          --          40
    Common shares issued to
      directors                        --         --          --          (3)
    Common shares acquired in
      open market transactions         --         --          --          91
    Common shares acquired upon
      issuance of Redeemable
    Preferred Stock (Note 16)          --       5,983         --         --
                                  --------   --------    --------   --------
    Number of shares at end of
      period                         1,117      6,832       6,661      4,028
                                  ========   ========    ========   ========

    The Company has 25,000,000 authorized shares of preferred stock as of December 31, 1994 including 5,982,866 designated as Redeemable Preferred Stock. Prior to their conversion into common stock or redemption during Fiscal 1993, Triarc had issued and outstanding $.60 preferred stock and $.35 preferred stock, each share of which was convertible into 7.789 and 4.439 shares of Class A Common Stock, respectively, and were redeemable at their respective redemption prices of $20.00 and $5.50 per share.

    A summary of the changes in the number of shares of issued and outstanding preferred stock is as follows (in thousands):

                                                       Fiscal        Fiscal
                                                        1992          1993
                                                        ----          ----
    Number of shares at beginning of year                 31             31
    Conversions into common stock                        --             (29)
    Redemptions                                          --              (2)
                                                        ----           ----
    Number of shares at end of year                       31            --
                                                        ====           ====

    "Other stockholders' equity (deficit)" consisted of the following (in thousands):

                                                            December 31,
                                            April 30,  ----------------------
                                              1993       1993          1994
                                              ----       ----          ----
    Unearned compensation (see below)        $(4,824)   $  (7,304)   $ (7,416)
    Net unrealized gains (losses) on
      marketable securities (insurance
      operations securities as of April
      30 and December 31, 1993 and
      "available for sale" securities,
      net of income tax benefit of $122,
      as of December 31, 1994)                   416            8        (260)
                                            --------     --------    --------
                                             $(4,408)   $  (7,296)   $ (7,676)
                                            ========     ========    ========

    The Company maintains an amended and restated 1993 Equity Participation Plan (the "Equity Plan"), which provides for the grant of restricted stock and stock options to certain officers, key employees, consultants and non-employee directors. In addition, non-employee directors are eligible to receive shares of Class A Common Stock in lieu of retainer or meeting attendance fees. The Equity Plan provides for a maximum of 10,000,000 (increased from 3,500,000 during 1994) shares of Class A Common Stock to be granted as restricted stock, issued on the exercise of options or issued to non-employee directors in lieu of fees. The Company has an aggregate 7,569,900 shares of Class A Common Stock reserved for issuance upon exercise of stock options as of December 31, 1994 and, net of outstanding shares of restricted stock and shares of Class A Common Stock issued to non-employee directors from the Company's treasury stock, has 1,958,261 shares available for future grants under the Equity Plan.
    Grantees of restricted stock are entitled to receive dividends and have voting rights, but do not receive full beneficial ownership until the required vesting period of three to four years has been completed and until certain other requirements, if any, have been met. For Fiscal 1993, Transition 1993 and the year ended December 31, 1994, respectively, 268,000, 171,500 (including 150,000 shares granted to certain of the members of a special committee of Triarc's Board of Directors - see Note 31) and 68,750 shares of restricted Class A Common Stock were granted from the Company's treasury stock. Such grants resulted in aggregate unearned compensation of $4,824,000 for Fiscal 1993, $3,983,000 for Transition 1993 and $1,141,000
(net of $235,000 related to a portion of certain 1994 grants which were in respect of employee service during Transition 1993, and, accordingly, charged to operations during Transition 1993) for 1994 based upon the market value of the Company's Class A Common Stock at the respective dates of grant which ranged from $15.75 to $31.75. Such unearned compensation is being amortized as compensation expense to "General and administrative expenses" over the applicable vesting period. In Fiscal 1993 such compensation expense was not significant. Such compensation expense in Transition 1993 was $1,738,000 (including the $235,000 related to 1994 grants noted above and $147,000 for 10,000 shares of restricted stock for which all of the previously unvested portion was accelerated effective December 31, 1993) and in 1994 was $3,122,000 (including $397,000 for 29,500 shares of restricted stock for which all of the previously unvested portion was accelerated in 1994).

    A summary of changes in outstanding stock options is as follows:

                                                      Options     Option Price
                                                      -------     -------------
        Outstanding at April 30, 1992                      --
        Granted during Fiscal 1993 and
          outstanding at April 30, 1993              1,736,500   $18.00
        Granted                                        301,000   $20.00 - $30.75
        Terminated                                     (65,000)  $18.00
                                                     ---------
        Outstanding at December 31, 1993             1,972,500   $18.00 - $30.75
        Granted                                      5,753,400   $10.75 - $24.125
        Terminated                                    (156,000)  $18.00 - $30.75
                                                     ---------
        Outstanding at December 31, 1994             7,569,900   $10.75 - $30.00
                                                     =========
        Exercisable at December 31, 1994               657,732   $10.75 - $30.00
                                                     =========

    The stock options under the Equity Plan generally vest ratably over periods not exceeding five years from date of grant. However, an aggregate 3,850,000 performance stock options granted to the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice Chairman of the Company vest in one-third increments upon attainment of each of the three closing price levels set forth below for the Class A Common Stock for 20 out of 30 consecutive trading days by the indicated dates. Each option not previously vested should such price levels not be attained no later than each indicated date, will vest on October 21, 2003.

<CAPTIONS>
              On or Prior
              to April 21,                    Price
              ------------                    -----
              1999                          $ 27.1875
              2000                         $ 36.25
              2001                          $ 45.3125

    Stock options under the Equity Plan are generally granted at not less than fair market value of the Class A Common Stock at the date of grant. However, options granted, net of terminations, in Transition 1993 include 275,000 options issued at an option price of $20.00 which was below the $31.75 fair market value of the Class A Common Stock at the date of grant representing an aggregate difference of $3,231,000. Such amount is being recorded as compensation expense over the applicable vesting period of one to five years. In Transition 1993 $231,000 of the aggregate difference was recognized as compensation expense and credited to "Additional paid-in-capital". Effective January 1, 1994 the Company recorded the remaining $3,000,000 of the aggregate difference as unearned compensation, $907,000 of which was amortized to compensation expense and credited to "Other stockholders' deficit" during 1994.

    During Transition 1993 and 1994 the Company agreed to pay to employees terminated during Transition 1993 and 1994 and directors who were not reelected during 1994 who held restricted stock and/or stock options an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value (see below) of such restricted stock and stock options (the "Rights"). During Transition 1993 and 1994, 10,000 and 26,000 shares of restricted stock and 40,000 and 126,000 stock options, respectively, were so exchanged. The Rights which resulted from the exchange of stock options have base prices ranging from $18.00 to $30.75 per share and the Rights which resulted from the exchange of restricted stock all have a base price of zero. Such restricted stock was fully vested upon termination of the employees. As a result of such accelerated vesting the Company incurred charges of $147,000 and $331,000 during Transition 1993 and 1994, respectively, included in "General and administrative expenses". During 1994 16,000 of such Rights relating to the exchange of stock options expired. As of December 31, 1994 the Company had an aggregate 186,000 Rights outstanding of which in January 1995 35,000 relating to restricted stock were exercised and 40,000 relating to stock options expired. The remaining 111,000 Rights expire 16,000 in July 1995, 15,000 in October 1996 and 80,000 in February 1997. Upon issuance of the Rights the Company recorded a liability equal to the excess of the then market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged. Such liability has been adjusted to reflect changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights.

(18)  Other Income (Expense), Net

    Other income (expense), net consists of the following components (in thousands):

                                   Fiscal     Fiscal   Transition
                                    1992       1993       1993        1994
                                    ----       ----       ----        ----
   Interest income                $  3,543    $ 1,716     $ 1,619    $ 4,664
   Gain on sales of assets, net        338      2,974       1,006        975
   Charges related to litigation:
     The Modification (Note 25)     (2,004)    (6,225)       (674)      (500)
     SEPSCO Merger and Settlement
       (Note 26)                       --      (1,700)     (5,050)       --
     Other litigation (Notes 25
       and 31)                      (1,407)    (1,375)       (350)       --
   Equity in losses of Taysung
      (Note 11)                        --         --          --        (573)
   Gains on repurchases of
     Company debentures to meet
    sinking fund requirements        4,650        117         --         --
   Reduction to net realizable
     value of certain assets
     held for sale                     --      (3,800)     (3,292)       --
   Settlement of accrued rent
     balance (Note 28)                 --       8,900         --         --
   Commitment fees and other
     compensation costs relating
     to a proposed financing not
     consummated (Note 31)             --      (3,200)        --         --
   Other income (expense), net       1,422      1,673      (1,250)     1,249
                                   -------    -------     -------    -------
                                  $  6,542    $  (920)    $(7,991)   $ 5,815
                                   =======    =======     =======    =======

(19)  Sale of Natural Gas and Oil Business

    On August 31, 1994 the Company sold substantially all of the operating assets of SEPSCO's natural gas and oil business for cash of $16,250,000 net of $750,000 held in escrow to cover certain indemnities given to the buyer. Such sale resulted in a pretax gain of $6,043,000. In February 1995 the Company sold the remaining natural gas and oil assets for net proceeds of $728,000 which resulted in an estimated pretax gain of $650,000 which will be recorded in the first quarter of 1995.

(20)  Discontinued Operations

    On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration business segments which have been accounted for as discontinued operations in the Company's consolidated financial statements.

    On October 15, 1993 the Company sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69,600,000 in cash plus the assumption by the purchaser of $5,000,000 in current liabilities resulting in a loss of approximately $4,370,000. On October 7, 1993 the Company sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. During October and November 1993 the Company paid $2,000,000 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations and from October 1993 through March 1994 paid $1,094,000 to repay the outstanding lease balances on equipment to be sold. As the related assets are sold or liquidated the purchasers were to pay, as deferred purchase price, a portion of the net proceeds received therefrom (cash of $2,941,000 had been received as of December 31, 1994) plus, in the case of one of the entities, an amount based on the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). In March 1995 the Company agreed to settle any further amounts due for assets sold or the Book Value Adjustment. Such settlement provides for aggregate payments of $500,000 to be received in quarterly installments of $100,000 each commencing June 1, 1995, together with interest at 8 1/2% on the remaining outstanding balance, plus 75% of the proceeds of one property held for sale or, if not sold by December 31, 1996, $275,000 or the return of the property to the Company. The Company incurred a loss of approximately $500,000 on the sales of the construction related operations excluding consideration of any additional proceeds from the aforementioned settlement agreement.

    On April 8, 1994 the Company sold substantially all of the operating assets of the ice operations of SEPSCO's refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of $1,162,000. Such sale resulted in a loss of approximately $5,500,000, excluding any consideration of the $4,295,000 note from the buyer since its collection is not reasonably assured. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. On December 20, 1994 the Company sold either the stock or operating assets of the companies comprising the cold storage operations of SEPSCO's refrigeration business segment to National Cold Storage, Inc. ("National") a company formed by two then officers of SEPSCO for cash of $6,500,000, a $3,000,000 note (discounted value $2,486,000) and the assumption by the buyer of certain liabilities of $2,750,000. In addition, the Company sold certain cold storage properties to several buyers for aggregate cash proceeds of $990,000 and a note for $700,000. The Company incurred an aggregate loss on the sale of the cold storage operations and properties of approximately $4,500,000 excluding any consideration of the $3,000,000 note from National since its collection is not reasonably assured. The note from National bears no interest during the first year and 8% thereafter payable at maturity, does not amortize and is due in full in December 2000.

    In connection with the dispositions referred to above, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and the Company provided $12,400,000 ($8,820,000 net of minority interests of $3,580,000) for the revised estimated loss on the sale of the discontinued operations during Transition 1993 and $8,400,000 ($3,900,000 net of minority interests of $2,425,000 and income tax benefit of $2,075,000) for the revised estimated loss during 1994. As of April 30, 1993 the Company had estimated it would break even on the disposition of the discontinued operations. The revised estimate in Transition 1993 principally reflects (i) approximately $4,600,000 of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even and (ii) approximately $6,700,000 of losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1,600,000 less $500,000 of other items, net. The net loss from the sale of the utility and municipal services business segment reflects (i) a reduction of $1,800,000 in the estimated sales price for the construction related operations from previous estimates, (ii) a $2,000,000 reduction in anticipated proceeds from asset sales resulting in proceeds from the buyer of such businesses successfully negotiating extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intending to immediately dispose of the major portion of the assets and (iii) other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The $8,300,000 charge in Transition 1993 relating to the sale of the refrigeration business segment principally results from (i) a $4,000,000 reduction in the then estimated sales price for the ice operations and (ii) a $4,000,000 reduction in the then estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations. The revised estimate in 1994 results from additional unanticipated losses on disposal of the businesses of $6,400,000 and operating losses from discontinued operations through their respective dates of disposal of $2,000,000 principally reflecting delays in disposing of the businesses from the estimated disposal dates at December 31, 1993. The increased loss on disposal is principally due to (i) $3,400,000 increased loss on the sale of the ice operations reflecting the nonrecognition of the $4,295,000 note compared with the previously anticipated full recognition of all proceeds, (ii) a $1,200,000 increased loss on the sale of the cold storage operations reflecting the nonrecognition of the $3,000,000 note compared with the previously anticipated full recognition of all proceeds less $1,690,000 of unanticipated proceeds on the sale of cold storage properties and other adjustments of $110,000, (iii) $1,300,000 increased losses on the sale of the construction related operations reflecting reduced proceeds of $500,000 from continuing deferral of asset sales and an $800,000 increased provision for a legal contingency as a result of recent developments and (iv) $500,000 of other adjustments in finalizing the losses on the sale of these and other businesses.

    After consideration of (a) $5,363,000 write-down (net of tax benefit and minority interests of $7,540,000) in Fiscal 1993 relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress reflected in operating profit
(loss) of discontinued operations set forth below and (b) the aforementioned $8,820,000 and $3,900,000 adjustments to the estimated loss on the sale of the discontinued operations in Transition 1993 and 1994, respectively, the Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have a material impact on its financial position or results of operations.


    The income (loss) from discontinued operations consisted of the following (in thousands):

                                   Fiscal     Fiscal    Transition
                                    1992       1993        1993       1994
                                    ----       ----        ----       ----
    Loss on disposal of
     discontinued operations
     without income tax benefit
     but net of minority
     interests of $3,580 in
     Transition 1993 and net of
     minority interests of
     $2,425 and income tax
     benefit of $2,075 in 1994    $    --     $   --      $(8,820)   $(3,900)
    Income (loss) from
     discontinued operations
     net of income taxes and
     minority interests              2,705     (2,430)        229        --
                                   -------    -------     -------    -------
                                  $  2,705    $(2,430)    $(8,591)   $(3,900)
                                   =======    =======     =======    =======

    The income (loss) from discontinued operations up to the July 22, 1993 measurement date and the loss from operations during the period July 23, 1993 to December 31, 1993 and 1994 subsequent to the measurement date, which has been previously recognized, consisted of the following (in thousands):

                                                           Transition 1993
                                                          -----------------
                                                          May 1,   July 23,
                                                           1993      1993
                                                         through   through
                                    Fiscal     Fiscal    July 22,December 31,
                                     1992       1993       1993      1993       1994
                                     ----       ----       ----      ----       ----
     Results of Operations
     Revenues                      $200,353   $204,714   $ 83,462  $ 43,973   $ 11,432
     Operating profit (loss)          9,012     (3,568)     2,298    (2,344)       (80)
     Income (loss) before income
      taxes and minority interests    6,665     (6,016)     1,242    (3,338)      (405)
     Benefit from (provision for)
      income taxes                   (2,500)     2,274       (920)      920        --
     Minority interests              (1,460)     1,312        (93)      698        --
     Net income (loss)                2,705     (2,430)       229    (1,720)      (405)

    Net current and non-current assets (liabilities) of the discontinued operations consisted of the following (in thousands):

                                                            December 31,
                                            April 30,  ----------------------
                                              1993       1993          1994
                                              ----       ----          ----
    Balance Sheets
    Cash                                     $   --     $     307    $    --
    Receivables, net                          25,178        1,528         --
    Inventories                                2,845          647         --
    Other current assets                       1,774          675         --
    Current portion of long-term debt         (9,709)          (6)        --
    Accounts payable                          (2,662)        (512)        --
    Other current liabilities                (10,603)      (1,798)     (3,577)
                                            --------     --------    --------
          Net current assets (liabilities)
           of discontinued operations        $ 6,823    $     841    $ (3,577)
                                            ========     ========    ========

    Properties, net                          $85,880    $  17,681    $    --
    Other assets                                 239          149         --
    Long-term debt                           (16,992)         (13)        --
    Deferred income taxes                     (8,477)         --          --
    Environmental and other liabilities         (564)      (2,594)     (1,404)
                                            --------     --------    --------
          Net non-current assets
           (liabilities) of
           discontinued operations           $60,086    $  15,223    $ (1,404)
                                            ========     ========    ========

(21)  Extraordinary Charges

    In connection with the early extinguishment of debt, the Company recognized extraordinary charges consisting of the following (in thousands):

                                                 Fiscal   Transition
                                                  1993       1993       1994
                                                  ----       ----       ----
    Write-off of unamortized deferred
      financing costs                           $ 3,741    $ 2,214    $    875
    Write-off of unamortized original
      issue discount                                --         --        2,623
    Prepayment penalties                          6,651        --          --
    Discount from principal upon redemption         --      (1,525)        --
                                                -------    -------     -------
                                                 10,392        689       3,498
    Income tax benefit                           (3,781)      (241)     (1,382)
                                                -------    -------     -------
                                                $ 6,611    $   448    $  2,116
                                                =======    =======     =======

(22)  Cumulative Effect of Changes in Accounting Principles

    Effective May 1, 1992 the Company changed its accounting for income taxes and postretirement benefits other than pensions in accordance with SFAS 109 and SFAS 106 "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), respectively. The Company's adoption of such standards resulted in a charge of $6,388,000 to the Company's results of operations for Fiscal 1993. Such charge consisted of $4,852,000, net of applicable minority interests, and $1,536,000, net of applicable income taxes and minority interests, related to SFAS 109 and SFAS 106, respectively, and is reported as the "Cumulative effect of changes in accounting principles" in the accompanying consolidated statement of operations for Fiscal 1993.

(23)  Pension and Other Benefit Plans

    The Company provides or provided defined benefit plans for employees of certain subsidiaries. Prior to Fiscal 1992, all of the plans were temporarily frozen pending review by management with respect to required changes necessary to comply with the nondiscrimination rules promulgated by the Tax Reform Act of 1986 and subsequent legislation. During 1991 the IRS issued final regulations regarding such non-discrimination rules and as a result of the unfavorable consequences of such regulations, management of the Company decided in calendar 1992 to freeze the plans permanently and terminate certain of the plans. In accordance therewith, the Company recognized curtailment gains of $1,182,000 and $2,562,000 in Fiscal 1992 and Fiscal 1993, respectively, and a termination gain of $431,000 in Fiscal 1993.
    The components of the net periodic pension cost (benefit) are as follows (in thousands):

                                   Fiscal     Fiscal    Transition
                                    1992       1993        1993       1994
                                    ----       ----        ----       ----
    Current service cost           $  389      $  281     $  195     $   177
    Interest cost on projected
      benefit obligation            1,419         568        465         466
    Return on plan assets (gain)
      loss                         (2,255)       (908)    (1,041)        138
    Net amortization and
      deferrals                        21         213        564        (654)
                                   ------      ------     ------      ------
      Net periodic pension cost
        (benefit)                  $ (426)     $  154     $  183     $   127
                                   ======      ======     ======      ======

   The following table sets forth the plans' funded status (in thousands):
PAGE

                                                        Aggregate of Plans Whose
                                        --------------------------------------------------------
                                              Assets Exceeded            Accumulated Benefits
                                           Accumulated Benefits             Exceeded Assets
                                           --------------------             ---------------
                                                    December 31,                  December 31,
                                       April 30,    -----------       April 30,   ------------
                                         1993     1993(a)   1994        1993     1993      1994

     Actuarial present value of benefit
       obligations
        Vested benefit obligation       $4,077    $2,638   $  2,369   $ 4,056  $  4,274   $ 4,137
        Non-vested benefit
          obligation                        22       --         --         68        78        51
                                       -------   -------    -------   -------   -------   -------
        Accumulated and projected
          benefit obligation             4,099     2,638      2,369     4,124     4,352     4,188
        Plan assets at fair value       (4,502)   (2,821)    (2,454)   (3,538)   (3,842)   (3,641)
                                       -------   -------    -------   -------   -------   -------
        Funded status                     (403)     (183)       (85)      586       510       547
        Unrecognized prior service
          costs                            (17)      --         --        --        --        --
        Unrecognized net gain from
          plan experience                  163       234        169        60       267         1
        Unamortized net asset at
          transition (a)                   182       --         --        --        --        --
                                       -------   -------    -------   -------   -------   -------
        Accrued (prepaid) pension
          cost                         $   (75)   $   51   $     84   $   646  $    777   $   548
                                       =======   =======    =======   =======   =======   =======

PAGE

    (a) The amounts at December 31, 1993 are lower than at April 30, 1993 since a portion of such amounts relate to a non-consolidated subsidiary which was sold.

    Significant assumptions used in measuring the net periodic pension cost for the plans included the following: (i) the expected long-term rate of return on plan assets was 9% for Fiscal 1992 and 1993 and 8% for Transition 1993 and 1994 and (ii) the discount rate was 9% (7% for plans terminated in Fiscal 1992) for Fiscal 1992, 8% for Fiscal 1993, 7% for Transition 1993 and 1994. The discount rate used in determining the benefit obligations above was 8%, 7% and 8% at April 30, 1993 and December 31, 1993 and 1994, respectively. The effects of the Fiscal 1993 reduction in the discount rate (for continuing plans) and the effect of the Transition 1993 reductions in the discount rate and the expected long-term rate of return on plan assets were not material.

    Plan assets as of December 31, 1994 are invested in managed portfolios consisting of government and government agency obligations (52%), common stock (36%), and other investments (12%).

    Under certain union contracts, the Company is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, the Company provided $1,359,000 in Fiscal 1992, $1,290,000 in Fiscal 1993, $443,000 in Transition
1993 and $756,000 in 1994. Information from the administrators of the plans is not available to permit the Company to determine its proportionate share of unfunded vested benefits, if any.

    The Company maintains unfunded medical and death benefit plans for certain retired employees who have reached certain ages and have provided certain minimum years of service. The medical benefits are contributory for some employees and noncontributory for others, while death benefits are noncontributory. Effective May 1, 1992 the Company adopted SFAS 106, and, accordingly, provided the unfunded accumulated postretirement benefit obligation as of that date (see Note 22). Prior to such date, the Company accounted for postretirement obligation payments on a pay-as-you-go basis; in Fiscal 1992 such payments were immaterial.

    Net periodic postretirement benefit cost subsequent to the adoption of SFAS 106 consisted of the following (in thousands):

                                                 Fiscal   Transition
                                                  1993     1993 (a)     1994
                                                  ----     --------     ----
    Service cost - benefit earned during
      the period                                $    43    $     6    $      5
    Interest cost on accumulated
      postretirement benefit obligation             219         92          85
    Net amortization of unrecognized gain           --         --           (4)
                                               --------   --------    --------
                                                $   262    $    98    $     86
                                               ========   ========    ========

    The accumulated postretirement benefit obligation consists of the following (in thousands):

                                                 Fiscal   Transition
                                                  1993     1993 (a)     1994
                                                  ----     --------     ----
    Retirees and dependents                     $ 2,493    $ 1,260    $  1,014
    Active employees eligible to retire              88         96          50
    Active employees not eligible to retire         305        131          61
                                               --------   --------    --------
    Accumulated postretirement benefit
      obligation                                  2,886      1,487       1,125
    Unrecognized net gain (loss)                    --        (112)        154
                                               --------   --------    --------
    Accrued postretirement benefit cost         $ 2,886    $ 1,375    $  1,279
                                               ========   ========    ========

    (a) The Transition 1993 amounts are lower than Fiscal 1993 since a significant portion of such postretirement benefits relate to a non-consolidated subsidiary which was sold.

    For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 1993 and Transition 1993. The rate was assumed to decrease one percentage point to 11% for 1994 and continue to decrease one percentage point annually to 6% for 1999 and remain at that level thereafter. The assumed health care cost trend rate effects the amounts reported. Increasing such rate by one percentage point in each year would not have a significant effect on the related cost or obligation. The discount rate used in determining the net periodic postretirement benefit cost was 8% in Fiscal 1993 and Transition 1993 and 7% in 1994; the discount rate used in determining the accumulated postretirement benefit obligation was 8%, 7% and 8% at April 30, 1993 and December 31, 1993 and 1994, respectively.

    The Company maintains several 401(k) defined contribution plans covering all employees, other than those covered by defined benefit plans or plans under certain union contracts, who meet certain minimum requirements and elect to participate. Employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. The plans provide for Company matching contributions ranging from 25% to 75% of employee contributions up to the first 4% or 5% of an employee's contributions. The plans also provide for annual additional contributions either equal to 1/4% of 1% of employee's total compensation or an arbitrary aggregate amount to be allocated by employee. In connection with these employer contributions, the Company provided $562,000, $707,000, $1,373,000 and $1,898,000 in Fiscal 1992 and Fiscal 1993, Transition 1993 and 1994, respectively.

(24)    Lease Commitments

    The Company leases buildings and improvements and machinery and equipment for periods that vary between one and 25 years. Some leases provide for contingent rentals based upon sales volume, mileage or production.

    Rental expense consists of the following components (in thousands):

                                   Fiscal     Fiscal    Transition
                                    1992       1993        1993       1994
                                    ----       ----        ----       ----
    Minimum rentals                $15,329    $14,874    $12,305     $19,645
    Contingent rentals                 986      1,021      1,117       1,454
    Lease termination charge
     (Note 28)                         --      13,000        --          --
                                   -------    -------    -------     -------
                                    16,315     28,895     13,422      21,099
   Less sublease income                634        593        894       1,365
                                   -------    -------    -------     -------
                                   $15,681    $28,302    $12,528     $19,734
                                   =======    =======    =======     =======

     The Company's future minimum rentals and sublease rental income for leases having an initial lease term in excess of one year as of December 31, 1994 were as follows (in thousands):

                                  Rental Payments        Sublease Income
                                  ---------------        ---------------
                              Capitalized   Operating  Capitalized Operating
                                 Leases       Leases      Leases     Leases
                                 ------       ------     ------      ------
    1995                          $ 3,701    $ 15,582     $  210    $  5,031
    1996                            3,595      12,418        210       4,705
    1997                            2,971      11,150        168       4,643
    1998                            2,606       8,356        136       2,294
    1999                            2,222       5,934        136         509
    Thereafter                     15,973      47,734        243         167
                                  -------    --------    -------     -------
    Total minimum payments         31,068    $101,174    $ 1,103    $ 17,349
                                             ========    =======     =======
    Less interest                  13,728
                                  -------
    Present value of minimum
      capitalized lease
      payments                    $17,340
                                  =======

    The present value of minimum capitalized lease payments is included, as applicable, with long-term debt or the current portion of long-term debt in the accompanying consolidated balance sheets (see Note 13).

    In August 1994 the Company completed the sale and leaseback of the land and buildings of fourteen of its restaurants. The net cash sale price of such properties was $6,703,000. The Company has entered into individual twenty-year land and building leases for such properties and has capitalized the building portion of such leases while the land portion is being accounted for as operating leases, reflected in the table above. Such sale resulted in a gain of $605,000 which has been deferred and will be amortized to income over the twenty-year lives of the leases.

(25)  Legal Matters

    Triarc and certain of its present and former directors were defendants in certain litigation brought in the United States District Court for the Northern District of Ohio (the "Ohio Court"). In April 1993 the Ohio Court entered a final order approving a modification (the "Modification") which modified the terms of a previously approved stipulation of settlement in such litigation. The Modification resulted in the dismissal, with prejudice, of all actions before the Ohio Court. The Company recorded charges to operations for related legal fees of $2,004,000, $6,225,000, $674,000 and $500,000 in Fiscal 1992 and 1993, Transition 1993 and 1994,
respectively, included in "Other income (expense), net" in the consolidated statements of operations (see Note 34 for an additional payment of legal fees awarded by the Ohio Court subsequent to December 31, 1994).

    In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC has requested the Company to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond and the Company intends to comply with this request. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill until 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville as well as sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. In June 1992 Graniteville conducted its initial investigation. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill and has verbally requested that Graniteville submit a proposal to DHEC outlining the parameters of such an investigation. Since the investigation has not yet commenced, Graniteville is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated results of operations or financial position.

    As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations (see Note 20) including eight sites at which remediation has recently been completed or is ongoing. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation will also be required at seven cold storage sites which were sold to the purchaser of the cold storage operations (see Note 20). Such remediation is expected to commence in 1995 and will be made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are thirteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, four were remediated in 1994 at an aggregate cost of $484,000. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all of such remediation and/or removal will approximate $4,600,000, of which $1,300,000, $200,000, $2,700,000 (including a 1994 reclassification of $500,000) and $400,000 were provided prior to Fiscal 1992, in Fiscal 1992, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of $2,796,000 through December 31, 1994 and has a remaining accrual of $1,804,000, of which $1,404,000 is reported as "Environmental and other liabilities" and $400,000 is included in "Other current liabilities" in the net current and non-current liabilities of the discontinued operations (see Note 20). Based on currently available information and the current reserve levels, the Company does not believe that the ultimate outcome of the remediation and/or removal will have a material adverse effect on its consolidated financial position or results of operations.

    In June 1994 NVF Company ("NVF"), which was affiliated with the Company until the Change in Control, commenced a lawsuit in federal court against Chesapeake Insurance and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF seeks compensatory damages in an aggregate amount of approximately $2,000,000 and punitive damages in the amount of $3,000,000. In July 1994 Chesapeake Insurance responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake Insurance denies the material allegations of NVF's complaint and asserts defenses, counterclaims and set-offs against NVF. The trial has been scheduled for October 10 and 11, 1995. Chesapeake Insurance intends to continue contesting NVF's allegations in the Chesapeake Litigation. Based upon information currently available to the Company and after considering its current reserve levels, the Company does not believe that the outcome of the Chesapeake Litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

    In August 1993 NVF became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2,300,000 with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance, (ii) certain insurance premiums owed by the Company to Insurance and Risk Management, Inc., a subsidiary of NVF and a former affiliate of the Company ("IRM") and (iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against the Company and certain former affiliates alleging various causes of action against the Company and seeking, among other things, an undetermined amount of damages from the Company. In August 1994 the district court issued an order granting the Company's motion to dismiss certain of the claims and allowing the NVF Committee to file an amended complaint alleging why certain other claims should not be barred by applicable statutes of limitation. In October 1994 the NVF Committee filed a second amended complaint alleging causes of action for (a) aiding and abetting breach of fiduciary duty by Victor Posner, (b) equitable subordination of, and objections to, claims which the Company has asserted against NVF, and (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to the Company. The Company has responded to the second amended complaint by filing a motion to dismiss the complaint in its entirety. On February 10, 1995 the NVF Committee moved for leave to file a third amended complaint. Triarc has opposed that motion. A trial date has been set for July 5, 1995. The Company intends to continue contesting these claims. Nevertheless, during Transition 1993 the Company provided approximately $2,300,000 in "General and administrative expenses" with respect to claims related to the NVF Proceeding. The Company has incurred actual costs through December 31, 1994 of $1,533,000 and has a remaining accrual of $767,000. Subsequent to December 31, 1994 (see Note 34) the Company received an indemnification (the "Indemnification") relating to, among other matters, the NVF Litigation and, as such, the Company does not believe that the outcome of the NVF Proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

    In July 1993 APL Corporation ("APL"), which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to the Company and preferential transfers allegedly made by APL to a defendant other than the Company. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts claims against the Company for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which the Company has asserted against APL,
(c) declaratory relief as to whether APL has any liability to the Company and (d) recovery of fraudulent transfers allegedly made by APL to the Company prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from the Company, as well as the other relief identified in the preceding sentence. In April 1994 the Company responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs (the "Answer") denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In February 1995 all proceedings in the APL Litigation were stayed until July 9, 1995. The Company intends to continue contesting the claims in the APL Litigation. Subsequent to December 31, 1994 (see Note 34) the Company received the Indemnification relating to, among other matters, the APL Litigation and, as such, the Company does not believe that the outcome of the APL Litigation will have a material adverse effect on the consolidated financial position or results of operations of the Company.

    In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. During the fourth quarter of 1994 National Propane's environmental consulting firm estimated the cost to remediate the property to be between $415,000 and $925,000, depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted groundwater and the remediation method used. Accordingly, National Propane provided $415,000 in 1994 included in "General and administrative expenses" in the accompanying consolidated statement of operations. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor or through government funds which provide reimbursement for such expenditures under certain circumstances. Based on currently available information and the Company's current reserve of $415,000 and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and the estimate of the costs thereof are preliminary and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor or through government reimbursement, the Company does not believe that the outcome of this matter will have a material adverse effect on the consolidated financial position or results of operations of the Company.

    In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994 tests confirmed hydrocarbons in the groundwater at one of the sites; remediation has commenced at the other site. Remediation costs estimated by Royal Crown's environmental consultants aggregate $410,000 to $600,000 with approximately $125,000 to $145,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites. In connection therewith the Company provided $440,000 in Fiscal 1993 as part of a $2,200,000 provision for closing these and one other abandoned bottling facilities as well as certain company-owned restaurants (see Note 31). The Company has incurred actual costs of $74,000 through December 31, 1994 relating to these environmental matters and has a remaining accrual of $366,000 at that date. After considering such accrual and potential reimbursement by the Texas Fund, the Company does not believe that the ultimate outcome of these environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

    The Company is also engaged in ordinary routine litigation incidental to its business. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(26)  SEPSCO Merger and Litigation Settlement

    In December 1990 a purported shareholder derivative suit (the "SEPSCO Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "SEPSCO Settlement") with the plaintiff (the "Plaintiff") in the SEPSCO Litigation. On April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with a transaction in which each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than the Company, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,824 shares. Following the SEPSCO Merger, the Company owns 100% of SEPSCO's common stock. The Company paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the Settlement Agreement. An aggregate $1,700,000, including such costs together with estimated Company legal costs of $400,000, was provided for in Fiscal 1993 and included in "Other income (expense), net". Triarc estimated that an aggregate $3,750,000 (the "SEPSCO Stock Settlement Cost") of the value of its Class A Common Stock issued in the SEPSCO Merger together with the $1,250,000 of Plaintiff's counsel fees paid in cash and previously accrued in Fiscal 1993 represented settlement costs of the SEPSCO Litigation. The $3,750,000 of SEPSCO Stock Settlement Cost, together with $2,300,000 of additional expenses of the SEPSCO Settlement and the issuance of Triarc's Class A Common Stock, were provided in Transition 1993 since it was during such period that the Company determined that the litigation settlement was more likely than not to be approved by the District Court. Such provision in Transition 1993 was allocated $5,050,000 to "Other income (expense), net" for the SEPSCO Settlement and $1,000,000 to "Additional paid-in capital" for costs associated with the Class A Common Stock issued.

    The fair value as of April 14, 1994 of the 2,691,824 shares of Class A Common Stock issued in the SEPSCO Merger, net of the portion of such consideration representing the SEPSCO Stock Settlement Cost, aggregated $52,105,000 (the "Merger Consideration"). The SEPSCO Merger was accounted for in accordance with the purchase method of accounting and the Company's minority interest in SEPSCO of $28,217,000 was eliminated. In accordance therewith, the excess of the Merger Consideration over the Company's minority interest in SEPSCO of $23,888,000 was assigned to "Properties" ($8,684,000), investment in the natural gas and oil business sold in August 1994 (see Note 19) ($2,455,000), "Net noncurrent liabilities of discontinued operations" (see Note 20) ($2,425,000) and "Deferred income taxes" ($2,485,000) with the excess of $17,659,000 recorded as Goodwill. Pro forma unaudited condensed summary operating results of the Company giving effect to the SEPSCO Merger as if it had been consummated on May 1, 1993, were as follows (in thousands):

                                                     Transition
                                                        1993          1994
                                                    ------------  ------------
        Revenues                                     $ 703,541    $ 1,062,521
        Operating profit                                29,295         68,638
        Income (loss) from continuing operations
          before income taxes                          (23,543)           516
        Provision for income taxes                      (7,684)        (1,564)
        Loss from continuing operations                (31,227)        (1,048)
        Loss from continuing operations per share (a)    (1.47)          (.29)
        Supplementary loss from continuing
          operations per share (a)                       (1.08)          (.04)

        (a) Loss from continuing operations per share and supplementary loss from continuing operations per share (see
        Note 4) reflect the assumed issuance as of May 1, 1993 of 2,691,824 additional shares of Class A Common Stock that were actually issued on April 14, 1994 in connection with the SEPSCO Merger.

(27)  Acquisitions
    During 1994 the Company consummated two related transactions whereby it sold 20 Company-owned restaurants having a net book value of $2,326,000 and acquired 33 previously franchised restaurants from the same party for a net cash purchase price of $10,000,000. Since the combined transaction was accounted for as a nonmonetary exchange, the Company did not recognize any gain or loss on the combined transaction. The Company also purchased during 1994 an additional 11 restaurants from franchisees and the assets of several smaller LP gas companies for aggregate purchase prices of $12,553,000 consisting of cash of $8,790,000 and notes aggregating $3,763,000. All such restaurant and LP gas acquisitions have been accounted for in accordance with the purchase method of accounting. In accordance therewith the excess of cost over net fair value of assets acquired was assigned to "Properties" ($14,803,000), "Deferred costs and other assets" ($1,711,000) for favorable lease rights and non-compete agreements, long-term debt, including current portion ($2,726,000) for capitalized leases assumed and to various other assets ($351,000) with the excess of $8,414,000 recorded as Goodwill.

    In September 1994 the Company entered into a definitive merger agreement with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of quick service fish and seafood restaurants, whereby the Company would acquire all of the outstanding stock of LJS. In December 1994 the Company decided not to proceed with the acquisition of LJS due to the higher interest rate environment and difficult capital markets which would have resulted in significantly higher than anticipated costs and unacceptable terms of financing. Accordingly, the Company recorded a charge of $7,000,000 in 1994 for the expenses relating to the acquisition of LJS representing commitment fees, legal, consulting and other costs related to the acquisition.

(28)  Transactions with Related Parties

    Triarc provided certain management services including, among others, legal, accounting, income taxes, insurance and financial services to certain former affiliates through October 1993 when such services to former affiliates were discontinued. In Fiscal 1992 and 1993 and Transition 1993, respectively, $8,084,000, $6,640,000 and $156,000, including interest on past due balances but excluding charges relating to leased space, were charged to former affiliates. Until January 31, 1994 Triarc also leased space on behalf of its subsidiaries and former affiliates from one of the Posner Entities. In Fiscal 1992 and 1993 and Transition 1993 respectively, $8,575,000, $6,616,000 and $2,896,000 was charged to the Company for the cost of such leased space and $1,124,000, $826,000 and $24,000 of such costs was charged by the Company to former affiliates. Certain amounts due from former affiliates under such cost sharing arrangements were reserved in Fiscal 1992 and 1993 and Transition 1993 and reallocated among Triarc's subsidiaries and the other participants in such cost sharing arrangements. At April 30, 1992 Triarc owed rent and late charges aggregating $14,550,000, which was included in "Accounts payable". In connection with the Change in Control, all outstanding rent obligations for such leased space aggregating approximately $20,638,000 were settled on April 23, 1993 for $11,738,000 resulting in a rent reduction credit of approximately $8,900,000 included in "Other income (expense), net" in the accompanying consolidated statement of operations for Fiscal 1993. In July 1993 Triarc gave notice to terminate the lease effective January 31, 1994 and recorded a charge of approximately $13,000,000 included in "Facilities relocation and corporate restructuring" in Fiscal 1993 to provide for the remaining payments on the lease subsequent to its cancellation. As discussed in Note 34, such obligation was settled in January 1995 pursuant to a settlement agreement with the Posner Entities.

    During Transition 1993 the Company sold certain nonbusiness assets having a net book value of approximately $400,000 to an entity owned by Victor Posner for cash sales prices aggregating approximately $310,000.

    IRM acted as agent or broker through April 1993 in connection with certain insurance coverage obtained by the Company and provided claims processing services for the Company. Commissions and payments for such services to IRM amounted to $1,778,000 in Fiscal 1992 and $1,591,000 in Fiscal 1993.

    The Company uses aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by Messrs. Peltz and May. Prior to October 1, 1993 the Company paid TASCO for such use at a rate equal to TASCO's direct out-of-pocket expenses, with the cost of fuel, oil and lubricants doubled. The Company incurred usage fees under this arrangement of $754,000 and $681,000 during Fiscal 1993 and the first five months of Transition 1993, respectively. On October 1, 1993 the Company began leasing the aircraft from TASCO for an aggregate annual rent of $2,200,000. The rent was reduced to $1,800,000 effective October 1, 1994 reflecting the termination of the lease for one of the aircraft which was sold. In connection with such sale the Company paid $130,000 of related costs on behalf of TASCO. In connection with such lease the Company had rent expense for the last three months of Transition 1993 of $550,000 and for 1994 of $2,100,000. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

    The Company subleases through January 31, 1996 from an affiliate of Messrs. Peltz and May approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. In addition, until October 1993 the Company also sublet from another affiliate of Messrs. Peltz and May approximately 32,000 square feet of office space in West Palm Beach, Florida owned by an unaffiliated landlord. Subsequent to October 1993, the Company assumed the lease for approximately 17,000 square feet of the office space in West Palm Beach which expires in February 2000. The sublease for the other approximate 15,000 square feet in West Palm Beach expired in September 1994. The aggregate amounts paid by the Company during Transition 1993 and 1994 with respect to affiliates of Messrs. Peltz and May for such subleases, including operating expenses and net of amounts received by the Company for sublease of a portion of such space ($238,000 and $358,000, respectively) were $1,510,000 and $1,620,000 respectively, which are less than the aggregate amounts such affiliates paid to the unaffiliated landlords but represent amounts the Company believes it would pay to an unaffiliated third party for similar improved office space. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the 17,000 square feet of office space in West Palm Beach and the New York office space. In June 1994 the Company decided to centralize its corporate offices in New York City. In connection therewith, the Company subleased the remaining 17,000 square feet in West Palm Beach to an unaffiliated third party in August 1994 (see Note 30).

    Commencing June 1, 1993 and through January 1994 an affiliate of Messrs. Peltz and May leased an apartment in New York City. Such apartment was used by executives of the Company and, in connection therewith, the Company reimbursed such affiliate for $193,000 and $28,000 of rent for the apartment for the last seven months of Transition 1993 and for January 1994, respectively.

    Prior to Transition 1993, NPC Leasing Corp, a wholly owned subsidiary of National Propane, leased vehicles and other equipment to former affiliates under long-term lease obligations which were accounted for as direct financing leases. The related lease billings during Fiscal 1992 and Fiscal 1993 were approximately $703,000 and $144,000, respectively.

    In connection with certain cost sharing agreements, advances, insurance premiums, equipment leases and accrued interest, the Company had receivables due from APL, a former affiliate, aggregating $38,120,000 as of April 30, 1992, against which a valuation allowance of $34,713,000 was recorded. During Fiscal 1993 the Company provided an additional $9,863,000, of which $3,570,000 was provided during the fourth quarter, for the unreserved portion of the receivable at April 30, 1992 and additional net billings in 1993. APL has experienced recurring losses and other financial difficulties in recent years and in June 1993 APL became a debtor in a proceeding under Chapter 11 of the Federal bankruptcy code. Accordingly, the Company wrote off the full balance of the APL receivables and related allowance of $44,576,000 during Fiscal 1993. See Note 25 for discussion of APL's claims against the Company.

    The Company also had secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate, aggregating $6,664,000 as of April 30, 1992 against which a $3,664,000 valuation allowance was recorded.
During the fourth quarter of Fiscal 1993, the Company provided an additional $3,000,000 for the unreserved portion of the receivables. PEC had also filed for protection under the bankruptcy code and, moreover, the Company has significant doubts as to the net realizability of the underlying collateral.

    Pursuant to an October 1992 agreement entered into in connection with the Change in Control, Triarc agreed to reimburse DWG Acquisition for certain of the reasonable, out-of-pocket expenses incurred by DWG
Acquisition in connection with services rendered by it to Triarc without charge relating to the refinancing and restructuring of Triarc and subsidiaries and other transactions beneficial to Triarc and its subsidiaries. Pursuant to such agreement, Triarc reimbursed DWG Acquisition for $229,000 in expenses during Fiscal 1993, which amount related principally to travel, photocopying and delivery expenses.

    See also Notes 3, 16, 29, 31, and 34 with respect to certain other transactions with related parties.

(29)  Insurance Operations

    Chesapeake Insurance (i) prior to October 1, 1993 provided certain property insurance coverage for the Company and reinsured a portion of workers' compensation, general liability, automobile liability and group life insurance coverage which the Company and certain former affiliates maintained principally with AIG Risk Management, Inc. ("AIG"), an unaffiliated insurance company and (ii) prior to the Change in Control reinsured insurance risks of unaffiliated third parties through various group participation. Premiums charged to former affiliates, net of amounts not collected, were approximately $4,400,000, $2,761,000 and $864,000 in Fiscal 1992, Fiscal 1993 and Transition 1993, respectively. Chesapeake Insurance no longer insures or reinsures any risks for periods commencing on or after October 1, 1993.

    Effective December 31, 1993 Chesapeake Insurance consummated an agreement with National Union Fire Insurance Company of Pittsburgh, PA. ("National Union"), an affiliate of AIG, concerning the commutation of all of the portion of the insurance previously underwritten by AIG for the years 1977 to 1993, on behalf of the Company and former affiliated companies which had been reinsured by Chesapeake Insurance and which represented $63,500,000 of the Company's insurance loss reserves. In connection with such commutation, the Company paid an aggregate consideration of $63,500,000, consisting of $29,321,000 of restricted cash and short-term investments of insurance operations, and a 9 1/2% promissory note payable to National Union in the original principal amount of $34,179,000.

    In March 1994 Chesapeake Insurance paid $12,000,000 to the Pennsylvania Insurance Commissioner as rehabilitator of Mutual Fire, Marine and Inland Insurance Company in full settlement of all claims in litigation relating to certain reinsurance arrangements. Such settlement was fully provided for prior to Fiscal 1992 and was included in "Accounts payable" in the accompanying consolidated balance sheet as of December 31, 1993. In June 1993 Chesapeake Insurance paid $8,075,000 to a surety in full settlement of an approximate $13,800,000 liability due June 30, 1996 in connection with the indemnification by Chesapeake Insurance and RCAC of bonding arrangements on behalf of a former affiliate. The Company had fully provided for such settlement in Fiscal 1992 and 1993 and was included in "Accounts payable" as of April 30, 1993.

(30)  Facilities Relocation and Corporate Restructuring

    The accompanying consolidated statements of operations for Fiscal 1993 and the year ended December 31, 1994 include the following charges for facilities relocation and corporate restructuring (in thousands):

                                                       Fiscal
                                                      1993 (a)      1994 (b)
                                                      --------      --------
        Estimated costs to relocate the Company's
          headquarters and terminate leases on
          existing corporate facilities              $  14,900      $  3,300
        Estimated restructuring charges associated
          with personnel recruiting and relocation
          costs, employee severance costs and
          consultant fees                               20,300         5,500
        Costs related to a five-year consulting
          agreement (the "Consulting Agreement")
          extending through April 1998 between the
          Company and its former Vice Chairman           6,000           --
        Other restructuring costs                        1,800           --
                                                      --------      --------
                                                     $  43,000      $  8,800
                                                      ========      ========

    (a) The charges in Fiscal 1993 exclusive of other restructuring costs of $1,800,000 related to the Change in Control of the Company described in
Note 3. As part of the Change in Control, the Board of Directors of the Company was reconstituted. The first meeting of the reconstituted Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of the Company's operations and management structure, the Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (a) the strategic decision to manage the Company in the future on a decentralized, rather than on a centralized basis; (b) the hiring of new executive officers for Triarc and the hiring of new chief executive officers and new senior management teams for each of Arby's, Royal Crown and National Propane to carry out the decentralization strategy; (c) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (iv) the relocation of the corporate headquarters of Triarc and of all of its subsidiaries whose headquarters were located in South Florida, including Arby's, Royal Crown and SEPSCO as well as the relocation of the headquarters of National Propane. In connection with (b) above, in April 1993 the Company entered into employment agreements with the new president and chief executive officers of Royal Crown, Arby's and National Propane.
Accordingly, the Company's cost to relocate its corporate headquarters and terminate the lease on its existing corporate facilities of $14,900,000, and estimated corporate restructuring charges of $20,300,000 including costs associated with hiring and relocating new senior management and other personnel recruiting and relocation costs, employee severance costs and consulting fees, all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the Company's reconstituted Board of Directors. Also in connection with the Change in Control, Victor Posner and Steven Posner, the Chairman and Chief Executive Officer and Vice Chairman, respectively, resigned as officers and directors of the Company. In order to induce Steven Posner to resign, the Company entered into the Consulting Agreement with him. The cost related to the Consulting Agreement was recorded as a charge in Fiscal 1993 because the Consulting Agreement does not require any substantial services and the Company does not expect to receive any services that will have substantial value.

    (b) The 1994 facilities relocation and corporate restructuring charges principally related to the 1994 closing of the Company's former corporate office in West Palm Beach, Florida, including the estimated loss ($3,300,000) on the sublease of such office space in 1994 and the write-off of unamortized leasehold improvements, severance costs related to corporate employees terminated during 1994 and the relocation of certain employees formerly located in that facility either to another South Florida location or the New York City corporate offices.

(31)  Significant Fiscal 1993 and Transition 1993 Charges

    The accompanying Fiscal 1993 consolidated statement of operations includes the following significant charges recorded in the fourth quarter (in thousands):

    Facilities relocation and corporate restructuring
      charges (Note 30)                                               $ 43,000
    Write-off of uncollectible notes and other amounts of
      $6,570 due from APL and PEC (see Note 28), less a
      recovery of $1,430                                                 5,140  (a)
    Payment to a special committee of the Company's Board
      of Directors (i)                                                   4,900  (b)
    Provision for closing certain non-strategic company-owned
      restaurants and abandoned bottling facilities (ii)                 2,200  (b)
    Estimated costs to comply with revised package labeling
      regulations (iii)                                                  1,500  (c)
    Reversal of unpaid incentive plan accruals provided in
      prior years (iv)                                                  (7,297) (b)
    Other                                                                2,246  (b)
        Total net charges affecting operating profit                    51,689
    Interest accruals relating to income tax matters
      (see Note 15)                                                      6,109  (d)
    Costs of certain shareholder and other litigation (v)                5,947  (e)
    Settlement of accrued rent balance in connection with the
      Change in Control (see Note 28)                                   (8,900) (e)
    Commitment fees and other compensation costs relating to a
      proposed financing which was not consummated (vi)                  3,200  (e)
    Reduction to estimated net realizable value of certain assets
      held for sale other than discontinued operations                   2,147  (e)
    Income tax benefit relating to the above net charges               (15,435)
    Provision for income tax contingencies and other tax matters
      (see Note 15)                                                      7,897
    Minority interest effect of above net charges                       (3,956)
    Write-down relating to the impairment of certain unprofitable operations and accruals for environmental remediation and
       losses on certain contracts in progress of discontinued
       operations, net of income tax benefit and minority interests
       (see Note 20)                                                     5,363
    Extraordinary charge, net (see Note 21)                              6,611
    Cumulative effect of changes in accounting principles, net,
      retroactively reflected in the first quarter (see Note 22)         6,388
                                                                      --------
                                                                      $ 67,060
                                                                      ========

- - - ---------------
(a)   Included in "Provision for doubtful accounts from affiliates".

(b)   Included in "General and administrative".

(c)   Included in "Advertising, selling and distribution".

(d)   Included in "Interest expense".

(e)   Included in "Other income (expense), net".

                    ---------------------------------------------

      (i) In accordance with certain court proceedings and related settlements, five directors, including three court-appointed directors, were appointed in 1991 to serve on a special committee of the Company's Board of Directors (the "Special Committee"). The Special Committee was empowered to review and pass on transactions between Triarc and Victor Posner, the then largest shareholder of the Company, and his affiliates. A success fee was paid to the Special Committee attributable to the Change in Control in the aggregate cash amount of $4,900,000.

      (ii) The provision for closing certain non-strategic company-owned restaurants and abandoned bottling facilities relates to the decision of new management to close unprofitable facilities. Prior management was of the opinion that over time it could dispose of these facilities at no loss to the Company. Current management intended, however, to significantly accelerate the disposal of the abandoned bottling facilities and, as such, it was unlikely to be able to realize the net book value of the facilities. In addition, the Company provided for anticipated additional environmental clean-up costs it expected to incur in connection with the acceleration of the disposal of the facilities.

      (iii) The Company was required to change the labeling on all of its Royal Crown products as a result of the Food and Drug Administration Regulations (the "Regulations") issued pursuant to the Nutrition Labeling and Education Act (the "Act") of 1990. The Regulations which provided the necessary guidance to implement the requirements of the Act were issued in January 1993. At that time the Company estimated the cost of compliance and, accordingly, recorded a provision of $1,500,000.

      (iv) The Company maintained a management incentive plan (the "Incentive Plan") which provided discretionary awards requiring approval of the Board of Directors. Additionally, awards to Victor and Steven Posner required approval by the Special Committee. The Company made provisions for such awards in years prior to Fiscal 1993 although no payments were made under the Incentive Plan first in 1990 because of cash flow constraints and subsequent thereto because of the Special Committee's refusal to approve any awards to Victor and Steven Posner. Nevertheless, the Company continued to make provisions because if certain shareholder litigation involving the Company had been resolved favorably to Victor Posner or if the term of the Special Committee had expired during the period of Victor Posner's control of the Company, it was likely that all or some of the incentive compensation would be paid. In April 1993, in connection with the Change in Control of the Company, the current management of the Company terminated the Incentive Plan. Accordingly, the remaining accrual of $7,297,000 was reversed. The Company believes that it would not have any liability if any claims were made pursuant to the terminated Incentive Plan.

      (v) Includes (a) legal fees and settlement costs aggregating approximately $4,572,000 in connection with the Modification and SEPSCO Litigation described in Notes 25 and 26, respectively, settled or subsequently settled in connection with the Change in Control, (b) settlement costs of approximately $750,000 for litigation involving a former subsidiary settled in August 1993 and (c) settlement costs of approximately $625,000 for litigation involving a former employee settled in May 1993.

      (vi) The Company incurred $3,200,000 of commitment fees and other compensation costs relating to a proposed alternative financing with a syndicate of banks to the senior secured step-up rate notes (the "Step-up Notes") issued in April 1993. Such alternative financing was abandoned due to more favorable payment terms and covenants associated with the Step-up Notes.

    The accompanying Transition 1993 consolidated statement of operations included the following significant charges (in thousands):

    Increased reserves for Company and third party insurance
      and reinsurance losses (i)                                    $10,006  (a)
    Provision for legal matters (ii)                                  2,300  (a)
                                                                   --------
      Total charges affecting operating profit                       12,306
    Charges related to the SEPSCO Settlement (See Note 26)            5,050  (b)
    Reduction to net realizable value of certain assets held
      for sale other than discontinued operations                     3,292  (b)
    Income tax benefit and minority interest effect relating
      to the above charges                                           (2,231)
    Increased reserve for income tax contingencies (iii)              7,200
    Increased estimated loss on disposal of discontinued
      operations (See Note 20)                                        8,820
                                                                   --------
                                                                    $34,437
                                                                   ========

- - - ------------
(a) Included in "General and administrative".

(b) Included in "Other income (expense), net".

                  ---------------------------------------------

     (i) The Company increased the reserves at Chesapeake Insurance relating to insurance coverage of the Company and former affiliates, as well as reinsurance coverage, which the Company and certain affiliates maintained with unaffiliated insurance companies.

     (ii) The Company increased its reserves for legal matters by $2,300,000, principally for a claim asserted in Transition 1993 by NVF, a former affiliate (see Note 25).

    (iii) The Company increased its reserves for income tax contingencies by $7,200,000 including provisions relating to certain issues being addressed as part of the examinations of the Company's income tax returns by the IRS for the tax years from 1989 through 1992 which commenced during Transition 1993 (see Note 15).

(32)  Business Segments

    The Company operates in four major segments: textiles, restaurants, soft drink and liquefied petroleum gas. The textile segment manufactures dyes and finishes cotton, synthetic and blended (cotton and polyester) fabrics, primarily for the apparel trade and mainly for two end uses: (1) utility wear and (2) men's, women's and children's sportswear, casual wear and outerwear. The restaurant segment operates and franchises Arby's fast food restaurants, the largest franchise restaurant system specializing in roast beef sandwiches. The soft drink segment produces and sells soft drink concentrates under the principal brand names RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10 and KICK. The liquefied petroleum gas segment distributes and sells liquefied petroleum gas. The other segment includes, as applicable, (a) non-core businesses including (i) insurance and reinsurance until fully terminated in October 1993, (ii) natural gas and oil operations sold in August 1994 and February 1995, (iii) the operation of certain grapefruit groves sold in December 1994 and (b) certain businesses sold in January or February 1994 consisting of (i) specialty decorations of glass and ceramic items, (ii) the design, manufacture and servicing of overhead industrial cranes and (iii) the manufacture and distribution of lamps.

    Information concerning the various segments in which the Company operates is shown in the table below. Operating profit is total revenue less operating expenses. In computing operating profit, interest expense, general corporate expenses and non-operating income and expenses, including interest income, gain on sale of natural gas and oil business and costs of a proposed acquisition not consummated have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents (including restricted cash), marketable securities and deferred financing costs and, in Fiscal 1992, notes receivable from affiliates.

    No customer accounted for more than 10% of consolidated revenues in Fiscal 1992, Fiscal 1993, Transition 1993 or 1994.

                                  Fiscal      Fiscal      Transition
                                  1992         1993        1993         1994
                                  ----         ----        ----         ----
                                                (In thousands)

   Revenues:
    Textiles                 $   456,402   $  499,060   $  365,276  $  536,918
    Restaurants                  186,921      198,915      147,460     223,155
    Soft drink                   143,830      148,262       98,337     150,750
    Liquefied petroleum gas      141,032      148,790       89,167     151,698
    Other                        146,518       63,247        3,301         --
                              ----------   ----------   ----------  ----------
      Consolidated revenues  $ 1,074,703   $1,058,274   $  703,541  $1,062,521
                              ==========   ==========   ==========  ==========

  Operating profit:
    Textiles                 $    27,753   $   47,203   $   27,595  $   33,955
    Restaurants                   14,271        7,852       12,880      15,542
    Soft drink                    36,112       23,461        6,083      14,607
    Liquefied petroleum
      gas                         12,676        3,008        2,014      20,378
    Other                         (5,746)     (15,942)      (7,098)        --
                              ----------   ----------   ----------  ----------
      Segment operating
        profit                    85,066       65,582       41,474      84,482
    Interest expense             (71,832)     (72,830)     (44,847)    (72,980)
    Non-operating income
      (expense), net               6,542         (920)      (7,991)      4,858
    General corporate
      expenses                   (26,514)     (31,123)     (11,505)    (15,549)
                              ----------   ----------   ----------  ----------
      Consolidated income
        (loss) from
        continuing
        operations
        before income
        taxes and
        minority
        interests            $    (6,738)  $  (39,291)  $  (22,869) $      811
                              ==========   ==========   ==========  ==========
  Identifiable assets:
    Textiles                 $   215,215   $  276,062   $  294,136  $  327,793
    Restaurants                   88,236       99,455      104,605     137,943
    Soft drink                   183,942      184,364      186,353     190,568
    Liquefied petroleum gas      111,208      124,613      115,849     133,321
    Other                        122,035       62,715       26,075      13,452
                              ----------   ----------   ----------  ----------
      Total identifiable
        assets                   720,636      747,209      727,018     803,077
    General corporate
      assets                      33,835       96,544      154,164     119,090
    Discontinued operations,
      net                         66,699       66,909       16,064         --
                              ----------   ----------   ----------  ----------
    Consolidated assets      $   821,170   $  910,662   $  897,246  $  922,167
                              ==========   ==========   ==========  ==========
  Capital expenditures:
    Textiles                 $    11,399   $   10,075   $   13,667  $   22,965
    Restaurants                    9,079        6,231        7,106      34,875
    Soft drink                       558          870          554       1,309
    Liquefied petroleum gas        7,039        8,290        8,966       6,599
    Corporate                        205           42        3,046          83
    Other                          2,973        1,699          --          --
                              ----------   ----------   ----------  ----------
      Consolidated capital
        expenditures         $    31,253   $   27,207   $   33,339  $   65,831
                              ==========   ==========   ==========  ==========

  Depreciation and
    amortization:
     Textiles                $     9,807   $   10,328   $    9,058  $   13,867
     Restaurants                   9,383        9,899        5,472       9,335
     Soft drink                      566          411          304         772
     Liquefied petroleum
      gas                          8,317        8,043        5,595       9,337
     Corporate                       556          563          532         590
     Other                         2,595        1,952          --          --
                              ----------   ----------   ----------  ----------
      Consolidated
        depreciation and
        amortization         $    31,224   $   31,196   $   20,961  $   33,901
                              ==========   ==========   ==========  ==========

(33)  Quarterly Information (Unaudited)

                                                Three Months Ended
                                 -----------------------------------------------
                                July 31,   October 31,  January 31,      April 30, (A)
                                --------   ----------   ----------      -------------
                                      (In thousands except per share amounts)
  Fiscal 1993
   Revenues                  $   268,288   $  254,083   $  277,607   $  258,296
   Gross profit                   70,802       68,471       75,778       80,850
   Operating profit (loss)        14,691       17,438       25,016      (22,686)
   Loss from continuing
     operations                   (1,843)      (2,555)      (1,841)     (38,310)
   Income (loss) from
     discontinued
     operations                      691        1,325          899       (5,345)
   Extraordinary charge
     (Note 21)                       --           --           --        (6,611)
   Cumulative effect of
     changes in accounting
     principles (Note 22)         (6,388)         --           --            --
   Net loss                       (7,540)      (1,230)        (942)     (50,266)
   Income (loss) per share:
    Continuing operations           (.07)        (.10)        (.07)       (1.50)
    Discontinued operations          .03          .05          .03         (.21)
    Extraordinary charge             --           --           --          (.26)
    Cumulative effect of
      changes in accounting
      principles                    (.25)         --           --           --
    Net loss                        (.29)        (.05)        (.04)       (1.97)

                                            Three months ended     Two Months
                                            -------------------        Ended
                                         July 31,  October 31,(B) December 31,(C)
                                          -------   -------------  ------------
                                         (In thousands except per share amounts)
    Transition 1993
      Revenues                           $264,074     $ 257,396       $ 182,071
      Gross profit                         77,674        78,314          50,952
      Operating profit                     18,307         3,946           7,716
      Income (loss) from continuing
        operations                              3       (19,631)        (10,811)
      Income (loss) from discontinued
        operations                            631        (7,799)         (1,423)
      Extraordinary charge (Note 21)          --           (448)            --
      Net income (loss)                       634       (27,878)        (12,234)
      Income (loss) per share:
        Continuing operations                (.07)         (.99)           (.56)
        Discontinued operations               .03          (.37)           (.06)
        Extraordinary charge                  --           (.02)            --
        Net loss                             (.04)        (1.38)           (.62)

                                            Three Months Ended
                                 -----------------------------------------------
                                 March 31, June 30, September 30, December 31,(D)
                                 --------  -------  ------------  --------------
                                    (In thousands except per share amounts)
    1994
      Revenues                  $270,059  $ 267,429    $ 256,143    $ 268,890
      Gross profit                83,663     75,598       72,905       80,425
      Operating profit            31,483     16,447        5,955       15,048
      Income (loss) from
        continuing
        operations                 8,785     (1,587)      (2,883)      (6,408)
      Income (loss) from
        discontinued
        operations                   --         --           --        (3,900)
      Extraordinary charge
        (Note 21)                    --         --           --        (2,116)
      Net income (loss)            8,785     (1,587)      (2,883)     (12,424)
      Primary income (loss)
        per share:
        Continuing operations        .34       (.13)        (.18)        (.33)
        Discontinued operations      --         --           --          (.16)
        Extraordinary charge         --         --           --          (.09)
        Net income (loss)            .34       (.13)        (.18)        (.58)
      Fully diluted income per
        share:
        Continuing operations and
          net income                 .33       (E)           (E)          (E)

    (A) As described in Notes 30 and 31 results for the three months ended April 30, 1993 were materially affected by facilities relocation, corporate restructuring and other significant charges aggregating approximately $60,672,000, net of income tax benefit and minority interests, and exclusive of the cumulative effect of changes in accounting principles which was retroactively recorded in the first quarter.

    (B) The results for the three months ended October 31, 1993 were affected by charges of $30,692,000, net of income tax benefit and minority interests. Such charges included (i) increased insurance reserves of $10,006,000, (ii) a revision of a prior estimate for advertising allowances to independent bottlers and coupon redemptions by $7,772,000 principally relating to reserves recorded earlier in Transition 1993, (iii) a $2,300,000 provision for legal matters, (iv) a $1,737,000 reduction to net realizable value of certain assets held for sale other than discontinued operations,
          (v) tax benefit and minority interests on the charges in (i) through (iv) of $4,520,000, (vi) a $6,000,000 increase in the reserve for income taxes and (vii) an increase in the estimated loss on disposal of discontinued operations of $7,397,000. See
          Note 31 for a further discussion of certain of these charges.

    (C) The results of operations for the two months ended December 31, 1993 were affected by charges of $8,412,000, net of income tax benefit and minority interests. Such charges consisted of (i) $5,050,000 of charges related to the SEPSCO Settlement (see Note
          26), (ii) a $1,555,000 reduction to net realizable value of certain assets held for sale other than discontinued operations, (iii) a tax benefit on the charges in (i) and (ii) of $816,000, (iv) a $1,200,000 increase in the reserve for income taxes (see Note 30) and (v) an increase in the estimated loss on disposal of discontinued operations of $1,423,000, net of minority interests (see Note 20).

    (D) The results for the three months ended December 31, 1994 were affected by a charge of $4,450,000, net of tax benefit of $2,550,000, related to the costs of a proposed acquisition not consummated (see Note 27) and an increase in the estimated loss on disposal of discontinued operations of $3,900,000 net of income tax benefit of $2,075,000 (see Note 20).

    (E) Fully diluted loss per share was not applicable subsequent to the first quarter of 1994 since contingent issuances of common shares would have been antidilutive.

(34)  Subsequent Events

    Pursuant to a settlement agreement (the "Settlement Agreement") entered into by the Company and the Posner Entities on January 9, 1995 the 5,982,866 shares of Redeemable Preferred Stock owned by a Posner Entity were converted into 4,985,722 shares of the Company's Class B Common Stock (the "Conversion"). In connection therewith the Company has no further obligation to declare or pay dividends on the Redeemable Preferred Stock subsequent to the last dividend payment date of September 30, 1994. Further, an additional 1,011,900 shares of Class B Common Stock were issued to the Posner Entities (the "Issuance") in consideration for, among other matters, (i) the settlement of all amounts due to the Posner Entities in connection with termination of the lease for the Company's former headquarters effective February 1, 1994 and (ii) an indemnification by certain of the Posner Entities of any claims or expenses incurred after December 1, 1994 involving the NVF Litigation, the APL Litigation and any potential litigation relating to the bankruptcy filing of PEC (see Note 28). Such Class B Common Stock issued to the Posner Entities can only be sold subject to a right of refusal in favor of the Company or its designee. Further, the Company has agreed to waive its claims in the APL Proceeding if APL gives the Company a general release from the APL Litigation and any other claims of APL. As a result of the Conversion and the Issuance stockholders' equity (deficit) improved by $83,811,000 in January 1995.

   The settlement of the lease termination resulted in a pretax gain to the Company of $310,000 representing the excess of the net accrued liability for the lease termination of $12,326,000 ($13,000,000 less a security deposit of $674,000) (see Note 28) over the fair value of the 1,011,900 shares of Class B Common Stock issued of $12,016,000. In addition, the Company will be able to reverse an accrual for interest of $638,000 on the lease termination obligation. Further, pursuant to the Settlement Agreement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company of the Posner Entities from certain claims that it may have with respect to (i) legal fees in connection with the Modification (see
Note 25), (ii) fees payable to the court-appointed members of the Special Committee of the Company's Board of Directors and (iii) legal fees paid or payable with respect to matters referred to in the Settlement Agreement, subject to the satisfaction by the Posner Entities of certain obligations under the Settlement Agreement. The Company used such funds to pay (i) $2,000,000 to the court-appointed members of the Special Committee of the Company's Board of Directors for services rendered in connection with the consummation of the Settlement Agreement, (ii) attorney's fees of $850,000 in connection with the Modification, (iii) $200,000 in connection with the settlement of certain litigation and (iv) $100,000 of other expenses. As a result of all of the above, the Company will record pretax income of approximately $3,800,000 during the first quarter of 1995. Supplementary loss per share (see Note 4) sets forth the pro forma effect of the conversion of Redeemable Preferred Stock as if it had occurred as of January 1, 1994. Had the additional 1,011,900 common shares noted above been issued to the Posner Entities as of January 1, 1994, supplementary net loss per share from continuing operations would have been reduced from $(.29) to $(.28).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                           PART III

ITEMS 10, 11, 12 AND 13.

           Items 10, 11, 12 and 13 to be furnished by amendment hereto on or prior to April 30, 1995 or Triarc will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(A) 1. Financial Statements:

           See Index to Financial Statements (Item 8)

    2. Financial Statement Schedules:

      INDEPENDENT AUDITORS' REPORT

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   Schedule I        --       Balance Sheets (Parent Company
                              Only) -- as of April 30, 1993 and
                              December 31, 1993 and 1994;
                              Statements of Operations (Parent
                              Company Only) -- for the years
                              ended April 30, 1992 and 1993, the
                              eight months ended December 31,
                              1993 and the year ended December
                              31, 1994; Statements of Cash Flows
                              (Parent Company Only) -- for the
                              years ended April 30, 1992 and
                              1993, the eight months ended
                              December 31, 1993 and the year
                              ended December 31, 1994
   Schedule II       --       Valuation and Qualifying Accounts
                              for the years ended April 30, 1992
                              and 1993, the eight months ended
                              December 31, 1993 and the year
                              ended December 31, 1994
   Schedule V        --       Supplemental Information Concerning
                              Property Casualty Insurance
                              Operations for the years ended
                              April 30, 1992 and 1993, the eight
                              months ended December 31, 1993 and
                              the year ended December 31, 1994

           All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data."


3.  Exhibits:

           Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 900 Third Avenue, New York, New York 10022.


  EXHIBIT
  NO.                               DESCRIPTION
  -------         ----------------------------------------------------

  2.1       --    Stock Purchase Agreement dated as of October 1,
                  1992 among DWG Acquisition, Victor Posner, Security
                  Management Corp. and Victor Posner Trust No. 20,
                  incorporated herein by reference to Exhibit 10 to
                  Amendment No. 4 to Triarc's Current Report on Form
                  8-K dated October 5, 1992 (SEC file No. 1-2207).
  2.2       --    Amendment dated as of October 1, 1992 between
                  Triarc and DWG Acquisition, incorporated herein by
                  reference to Exhibit 11 to Amendment No. 4 to
                  Triarc's Current Report on Form 8-K dated October
                  5, 1992 (SEC file No. 1-2207).
  2.3       --    Exchange Agreement dated as of October 1, 1992
                  between Triarc and Security Management Corp.,
                  incorporated herein by reference to Exhibit 12 to
                  Amendment No. 4 to Triarc's Current Report on Form
                  8-K dated October 5, 1992 (SEC file No. 1-2207).
  2.4       --    Agreement and Plan of Merger dated as of November
                  22, 1993 among SEPSCO, SEPSCO Merger Corporation
                  and Triarc, incorporated hereby by reference to
                  Exhibit 2.1 to Amendment No. 1 to Triarc's
                  Registration Statement on Form S-4 dated March
                  11, 1994 (SEC file No. 1-2207).
  2.5       --    Agreement and Plan of Merger, dated as of May 11,
                  1994, by and between Triarc and Triarc Merger
                  Corporation, incorporated herein by reference to
                  Exhibit A to Triarc's Definitive Proxy Statement
                  (the "1994 Proxy") relating to Triarc's annual
                  meeting of stockholders held on June 9, 1994 (SEC
                  file No. 1-2207).
  3.1       --    Certificate of Incorporation of Triarc, as
                  currently in effect, incorporated herein by
                  reference to Exhibit B to the 1994 Proxy (SEC file
                  No. 1-2207).
  3.2       --    By-laws of Triarc, as currently in effect,
                  incorporated herein by reference to Exhibit C to
                  the 1994 Proxy (SEC file No. 1-2207).
  4.1       --    Southeastern Public Service Company Indenture dated
                  as of February 1, 1983, incorporated herein by
                  reference to Exhibit 4(a) to SEPSCO's Registration
                  Statement on Form S-2 dated January 18, 1983 (SEC
                  file No. 2-81393).
  4.2       --    Note Purchase Agreement dated as of April 23, 1993
                  among RCAC, Triarc, RCRB Funding, Inc. and Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated,
                  incorporated herein by reference to Exhibit 4 to
                  Triarc's Current Report on Form 8-K dated April 23,
                  1993 (SEC file No. 1-2207).
  4.3       --    Indenture dated as of April 23, 1993 among RCAC,
                  Royal Crown, Arby's and The Bank of New York,
                  incorporated herein by reference to Exhibit 5 to
                  Triarc's Current Report on  Form 8-K dated April
                  23, 1993 (SEC file No. 1-2207).
  4.4       --    Form of Indenture among RCAC, Royal Crown, Arby's
                  and The Bank of New York, as Trustee, relating to
                  the 9 3/4% Senior Secured Notes Due 2000,
                  incorporated herein by reference to Exhibit 4.1 to
                  RCAC's Registration Statement on Form S-1 dated May
                  13, 1993 (SEC file No. 33-62778).
  4.5       --    Revolving Credit, Term Loan and Security Agreement
                  dated April 23, 1993 among Graniteville, C.H.
                  Patrick and The CIT Group/Commercial Services, Inc.
                  (the "Graniteville Credit Agreement"), incorporated
                  herein by reference to Exhibit 6 to Triarc's
                  Current Report on Form 8-K dated April 23, 1993
                  (SEC file No. 1-2207).
  4.6       --    First Amendment, dated as of June 15, 1993, to the
                  Graniteville Credit Agreement, incorporated herein
                  by reference to Exhibit 4.1 to Triarc's Current
                  Report on Form 8-K dated March 29, 1995 (SEC file
                  No. 1-2207).
  4.7       --    Amendment No. 2, dated as of March 10, 1994, to the
                  Graniteville Credit Agreement, incorporated herein
                  by reference to Exhibit 4.2 to Triarc's Current
                  Report on Form 8-K dated March 29, 1995 (SEC file
                  No. 1-2207).
  4.8       --    Amendment No. 3, dated as of June 24, 1994, to the
                  Graniteville Credit Agreement, incorporated herein
                  by reference to Exhibit 4.3 to Triarc's Current
                  Report on Form 8-K dated March 29, 1995 (SEC file
                  No. 1-2207).
  4.9       --    Letter Agreement, dated April 13, 1994, amending
                  the Graniteville Credit Agreement, incorporated
                  herein by reference to Exhibit 4.4 to Triarc's
                  Current Report on Form 8-K dated March 29, 1995
                  (SEC file No. 1-2207).
  4.10      --    Amendment No. 4, dated as of October 31, 1994, to
                  the Graniteville Credit Agreement, incorporated
                  herein by reference to Exhibit 4.5 to Triarc's
                  Current Report on Form 8-K dated March 29, 1995
                  (SEC file No. 1-2207).
  4.11      --    Revolving Credit and Term Loan Agreement, dated as
                  of October 7, 1994, among National Propane, The
                  Bank of New York, as agent, The First National Bank
                  of Boston and Internationale Nederlanden (U.S.)
                  Capital Corporation, as co-agents, and the lenders
                  party thereto (the "National Propane Credit
                  Agreement"), incorporated herein by reference to
                  Exhibit 4.6 to Triarc's Current Report on Form 8-K
                  dated March 29, 1995 (SEC file No. 1-2207).
  4.12      --    First Amendment, dated as of November 22, 1994, to
                  the National Propane Credit Agreement, incorporated
                  herein by reference to Exhibit 4.7 to Triarc's
                  Current Report on Form 8-K dated March 29, 1995
                  (SEC file No. 1-2207).
  4.13      --    Second Amendment, dated as of December 29, 1994, to
                  the National Propane Credit Agreement, incorporated
                  herein by reference to Exhibit 4.8 to Triarc's
                  Current Report on Form 8-K dated March 29, 1995
                  (SEC file No. 1-2207).
  4.14            Amendment No. 5, dated as of March 1, 1995, to the
                  Graniteville Credit Agreement, incorporated herein
                  by reference to Exhibit 4.9 to Triarc's Current
                  Report on Form 8-K dated March 29, 1995 (SEC file
                  No. 1-2207).
  10.1      --    Employment Agreement dated as of April 24, 1993
                  between Donald L. Pierce and Arby's, incorporated
                  herein by reference to Exhibit 7 to Triarc's
                  Current Report on Form 8-K dated April 23, 1993
                  (SEC file No. 1-2207).
  10.2      --    Employment Agreement dated as of April 24, 1993
                  among John C. Carson, Royal Crown and Triarc,
                  incorporated herein by reference to Exhibit 8 to
                  Triarc's Current Report on Form 8-K dated April 23,
                  1993 (SEC file No. 1-2207).
  10.3      --    Employment Agreement dated as of April 24, 1993
                  between Ronald D. Paliughi and National Propane
                  Corporation (the "Paliughi Employment Agreement"),
                  incorporated herein by reference to Exhibit 9 to
                  Triarc's Current Report on Form 8-K dated April 23,
                  1993 (SEC file No. 1-2207)
  10.4      --    Employment Agreement dated as of April 24, 1993
                  between H. Douglas Kingsmore and Graniteville
                  Company, incorporated herein by reference to
                  Exhibit 10 to Triarc's Current Report on Form 8-K
                  dated April 23, 1993 (SEC file No. 1-2207).
  10.5      --    Employment Agreement effective as of November 1,
                  1993 between Leon Kalvaria and Triarc, incorporated
                  herein by reference to Exhibit 10.01 to Triarc's
                  Quarterly Report on Form 10-Q dated October 31,
                  1993 (SEC file No. 1-2207).
  10.6      --    Memorandum of Understanding dated September 13,
                  1993 between Triarc and William Ehrman,
                  individually and derivatively on behalf of SEPSCO,
                  incorporated herein by reference to Exhibit 10.1 to
                  Triarc's Current Report on Form 8-K dated September
                  13, 1993 (SEC file No. 1-2207)
  10.7      --    Stipulation of Settlement of Ehrman Litigation
                  dated as of October 18, 1993, incorporated herein
                  by reference to Exhibit 1 to Triarc's Current
                  Report on Form 8-K dated October 15, 1993 (SEC file
                  No. 1-2207).
  10.8      --    Triarc's 1993 Equity Participation Plan,
                  incorporated herein by reference to Exhibit E to
                  the 1994 Proxy (SEC file No. 1-2207).
  10.9      --    Form of Non-Incentive Stock Option Agreement under
                  Triarc's Amended and Restated 93 Equity
                  Participation Plan, incorporated herein by
                  reference to Exhibit 12 to Triarc's Current Report
                  on Form 8-K dated April 23, 1993 (SEC file No.
                  1-2207).
  10.10     --    Form of Restricted Stock Agreement under
                  Triarc's Amended and Restated 1993 Equity
                  Participation Plan, incorporated herein by
                  reference to Exhibit 13 to Triarc's Current
                  Report on Form 8-K dated April 23, 1993
                  (SEC file No. 1-2207).
  10.11     --    Consulting Agreement dated as of April 23,
                  1993 between Triarc and Steven Posner,
                  incorporated herein by reference to Exhibit
                  10.8 to Triarc's Annual Report on Form 10-K
                  for the fiscal year ended April 30, 1993
                  (SEC file No. 1-2207).
  10.12     --    Lease Agreement dated as of April 1, 1993
                  between Victor Posner Trust No. 6 and
                  Triarc, incorporated herein by reference to
                  Exhibit 10.9 to Triarc's Annual Report on
                  Form 10-K for the fiscal year ended April
                  30, 1993 (SEC file No. 1-2207).
  10.13     --    Form of Former Management Services
                  Agreement between Triarc and certain other
                  corporations, incorporated herein by
                  reference to Exhibit 10.10 to Triarc's
                  Annual Report on Form 10-K for the fiscal
                  year ended April 30, 1993 (SEC file No.
                  1-2207).
  10.14     --    Form of New Management Services Agreement
                  dated as of April 23, 1993 between Triarc
                  and certain of its subsidiaries,
                  incorporated herein by reference to Exhibit
                  10.11 to Triarc's Annual Report on Form
                  10-K for the fiscal year ended April 30,
                  1993 (SEC file No. 1-2207).
  10.15     --    Concentrate Sales Agreement dated April 4,
                  1991 between Royal Crown and Cott,
                  incorporated herein by reference to Exhibit
                  10.7 to RCAC's Registration Statement on
                  Form S-1 dated May 13, 1993 (SEC file No.
                  33-62778).
  10.16     --    Concentrate Sales Agreement dated as of
                  January 28, 1994 between Royal Crown and
                  Cott, incorporated herein by reference to
                  Exhibit 10.12 to Amendment No. 1 to
                  Triarc's Registration Statement on Form S-4
                  dated March 11, 1994 (SEC file No. 1-2207).
  10.17     --    Supply Agreement dated January 8, 1992
                  between Royal Crown and NutraSweet Company,
                  incorporated herein by reference to Exhibit
                  10.9 to RCAC's Registration Statement on
                  Form S-1 dated May 13, 1993 (SEC file No.
                  33-62778).
  10.18     --    Form of Indemnification Agreement, between
                  Triarc and certain officers, directors, and
                  employees of Triarc, incorporated herein by
                  reference to Exhibit F to the 1994 Proxy
                  (SEC file No. 1-2207).
  10.19     --    Amendment No. 1, dated December 7, 1994 to
                  the Paliughi Employment Agreement,
                  incorporated herein by reference to Exhibit
                  10.1 to Triarc's Current Report on Form 8-K
                  dated March 29, 1995 (SEC file No. 1-2207).
  10.20     --    Settlement Agreement, dated as of January
                  9, 1995, among Triarc, Security Management
                  Corp., Victor Posner Trust No. 6 and Victor
                  Posner, incorporated herein by reference to
                  Exhibit 99.1 to Triarc's Current Report on
                  Form 8-K dated January 11, 1995 (SEC file
                  No. 1-2207).
  10.21     --    Employment Agreement, dated as June 29,
                  1994, between Brian L. Schorr and Triarc,
                  incorporated herein by reference to Exhibit
                  10.2 to Triarc's Current Report on Form 8-K
                  dated March 29, 1995 (SEC file No. 1-2207).
  16.1      --    Letter regarding change in certifying accountant
                  received from Arthur Andersen & Co., incorporated
                  herein by reference to Exhibit 16 to Triarc's
                  Current Report on Form 8-K/A dated June 9, 1994
                  (SEC File No. 1-2207).
  21.1      --    Subsidiaries of the Registrant*
  27.1      --    Financial Data Schedule for the year ended December
                  31, 1994, submitted to the Securities and Exchange
                  Commission in electronic format.
  99.1      --    Order of the United States District Court for the
                  Northern District of Ohio, dated February 7, 1995, incorporated herein by reference to Exhibit 99.1 to Triarc's Current Report on Form 8-K dated March 29,
                  1995 (SEC file No. 1-2207).

_________
*being filed herewith

(B) Reports on Form 8-K:

   Not applicable.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRIARC COMPANIES, INC.
                                       (Registrant)

                                       NELSON PELTZ
                                       ....................................
                                       NELSON PELTZ
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 31, 1995

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1995 by the following persons on behalf of the registrant in the capacities indicated.


SIGNATURE                TITLES
- - - ------------------------ --------------------------


NELSON PELTZ              Chairman and Chief Executive Officer
........................  and Director (Principal Executive Officer)
    (NELSON PELTZ)


PETER W. MAY              President and Chief Operating Officer, and
........................  Director (Principal Operating Officer)
    (PETER W. MAY)


LEON KALVARIA             Vice Chairman and Director
........................
    (LEON KALVARIA)



JOSEPH A. LEVATO          Executive Vice President and Chief Financial
........................  Officer (Principal Financial Officer)
   (JOSEPH A. LEVATO)


FRED H. SCHAEFER          Vice President and Chief Accounting Office
........................  (Principal Accounting Officer)
    (FRED H. SCHAEFER)


HUGH L. CAREY             Director
........................
    (HUGH L. CAREY)


CLIVE CHAJET              Director
........................
   (CLIVE CHAJET)


STANLEY R. JAFFE          Director
........................
    (STANLEY R. JAFFE)


HAROLD E. KELLEY          Director
........................
   (HAROLD E. KELLEY)


RICHARD M. KERGER         Director
........................
   (RICHARD M. KERGER)


M.L. LOWENKRON            Director
........................
   (M. L. LOWENKRON)


DANIEL R. McCARTHY        Director
........................
   (DANIEL R. MCCARTHY)


DAVID E. SCHWAB II        Director
........................
   (DAVID E. SCHWAB II)


RAYMOND S. TROUBH         Director
........................
   (RAYMOND S. TROUBH)


GERALD TSAI, JR.          Director
...............................
   (GERALD TSAI, JR.)


PAGE

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York



We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 31, 1994 and for the year ended then, and have issued our report thereon dated March 24, 1995; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules of the Company, listed in Item 14(A) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
New York, New York


March 24, 1995

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


To the Board of Directors and Stockholders,
    Triarc Companies, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Triarc Companies, Inc. and subsidiaries as of April 30, 1993 and December 31, 1993, and the related consolidated statements of operations, additional capital and cash flows for each of the two years in the period ended April 30, 1993 and for the eight months ended December 31, 1993, included elsewhere herein and have issued our report thereon dated April 14, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Company's change in its method of accounting for income taxes and postretirement benefits other than pensions, effective May 1, 1992, as discussed in Note 22 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(A) 2. are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



             ARTHUR ANDERSEN LLP




Miami, Florida,
  April 14, 1994.

                                                          SCHEDULE I
                  TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                                                             December 31
                                            April 30,   ---------------------
                                              1993       1993          1994
                                            --------   --------      --------
                                                    (In thousands)
                         ASSETS
Current assets:
   Cash and equivalents                      $29,520    $  12,318    $ 36,484
   Due from subsidiaries                      22,219       17,325      26,981
   Deferred income tax benefit                 9,600        3,543       3,826
   Prepaid expenses and other
    current assets                             1,230        3,170       1,918
                                            --------     --------    --------
      Total current assets                    62,569       36,356      69,209
                                            --------     --------    --------
Note receivable from subsidiary                1,500          --          --
Investments in consolidated
  subsidiaries, at equity                    242,762      231,920     264,845
Deferred income tax benefit                      563        1,029       3,467
Properties, net                                  103        2,691         463
Other assets                                   4,940       11,369      11,344
                                            --------     --------    --------
                                            $312,437    $ 283,365    $349,328
                                            ========     ========    ========
      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                          $ 4,678    $   3,078    $  4,074
   Due to subsidiaries                        15,712       22,934      21,308
   Accrued expenses                           33,066       36,320      16,888
                                            --------     --------    --------
    Total current liabilities                 53,456       62,332      42,270
                                            --------     --------    --------
Notes and loans payable to subsidiaries,
  net of discount                            218,462      189,822     229,566
9 1/2% promissory note payable (a)               --        34,179      37,426
Other liabilities                              4,112        1,219          55
Commitments and contingencies
Redeemable preferred stock, $12 stated
  value; designated and issued 5,982,866
  shares; aggregate liquidation preference
  and redemption amount $71,794,000           71,794       71,794      71,794
Stockholders' equity (deficit):
   Class A common stock, $.10 par value;
     authorized 100,000,000 shares,
     issued 27,983,805 shares                  2,798        2,798       2,798
   Class B common stock, $.10 par value;
     authorized 25,000,000 shares, none
     issued                                      --           --          --
   Additional paid-in capital                 49,375       50,654      79,497
   Accumulated deficit                        (6,067)     (46,987)    (60,929)
   Less Class A common stock held in
     treasury at cost; 6,832,145,
     6,660,645 and 4,027,982 shares          (77,085)     (75,150)    (45,473)
   Other                                      (4,408)      (7,296)     (7,676)
                                            --------     --------    --------
    Total stockholders' deficit              (35,387)     (75,981)    (31,783)
                                            --------     --------    --------
                                            $312,437    $ 283,365    $349,328
                                            ========     ========    ========

   (a)  Matures in 1996 ($4,963), 1997 ($3,538), 1998 ($2,172), 1999 ($1,302)
        and thereafter ($25,451).

/TABLE

                                                                   Schedule I
                  TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                            STATEMENTS OF OPERATIONS
                                                          Eight
                                                         Months       Year
                                 Year Ended April 30,     Ended       Ended
                                 --------------------   December    December
                                  1992         1993     31, 1993    31, 1994
                                 ------       ------   ----------  ----------
                                  (In thousands except per share amounts)
Income and (expenses):
  Equity in net (losses)
   income of continuing
   operations of
   subsidiaries                 $  12,196   $(15,634)   $  1,002    $ 30,425
  Interest expense                (22,751)   (24,858)    (19,529)    (29,612)
  General and administrative
   expense                         (2,961)    (4,050)     (8,622)     (6,660)
  Facilities relocation and
   corporate restructuring            --      (7,200)        --       (8,800)
  Cost of a proposed
   acquisition not
   consummated                        --         --          --       (5,480)
  Shareholder litigation
   and other expenses              (2,004)    (7,025)     (6,424)       (500)
  Provision for doubtful
   accounts from former
   affiliates                      (9,221)    (3,311)        --          --
  Settlements with former
   affiliates                         --       8,900         --          --
  Other income (expense)              813        517        (650)        498
                                 --------   --------    --------    --------
    Loss from continuing
       operations before income
       taxes                      (23,928)   (52,661)    (34,223)    (20,129)
Benefit from income taxes          13,721      8,112       3,784      18,036
                                 --------   --------    --------    --------
    Loss from continuing
       operations                 (10,207)   (44,549)    (30,439)     (2,093)
Equity in income (losses) of
  discontinued operations of
  subsidiaries                      2,705     (2,430)     (8,591)     (3,900)
Equity in extraordinary charges
  of subsidiaries                     --      (6,611)       (448)     (2,116)
Cumulative effect of changes in
  accounting principles from:
  Triarc Companies, Inc.              --      (3,488)        --          --
  Equity in subsidiaries              --      (2,900)        --          --
                                 --------   --------    --------    --------
                                      --      (6,388)        --          --
                                 --------   --------    --------    --------
   Net loss                        (7,502)   (59,978)    (39,478)     (8,109)
Preferred stock dividend
  requirements                        (11)      (121)     (3,889)     (5,833)
                                 --------   --------    --------    --------
   Net loss applicable to
     common stockholders        $  (7,513)  $(60,099)   $(43,367)   $(13,942)
                                 ========   ========    ========    ========
Loss per share:
  Continuing operations         $    (.39)  $  (1.73)   $  (1.62)   $   (.34)
  Discontinued operations             .10       (.09)       (.40)       (.17)
  Extraordinary charges               --        (.26)       (.02)       (.09)
  Cumulative effect of changes
   in accounting principles           --        (.25)        --          --
                                 --------   --------    --------    --------
   Net loss                     $    (.29)  $  (2.33)   $  (2.04)   $   (.60)
                                 ========   ========    ========    ========
Supplementary loss per share(1):
  Continuing operations                                             $   (.07)
  Discontinued operations                                               (.14)
  Extraordinary charges                                                 (.08)
                                                                    --------
   Net loss                                                         $   (.29)
                                                                    ========

(1) Supplementary loss per share gives effect to a conversion of the Company's redeemable preferred stock in January 1995 (see Notes 4 and 34 to the accompanying Consolidated Financial Statements for further discussion).
/TABLE

                                                                   Schedule I
                  TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                          Eight
                                                         Months       Year
                                 Year Ended April 30,     Ended       Ended
                                 --------------------   December    December
                                  1992         1993     31, 1993    31, 1994
                                 ------       ------   ----------  ----------
                                                (In thousands)
Cash flows from operating
 activities:
  Net loss                      $  (7,502)  $(59,978)   $(39,478)   $ (8,109)
  Adjustments to reconcile
   net loss to net cash and
   equivalents used in
   operating activities:
   Equity in net losses (income)
    of subsidiaries               (14,901)    27,575       8,037     (24,409)
   Dividends from subsidiaries      1,080      3,127         --       40,000
   Depreciation and amortization    1,248      1,248       1,908       3,388
   Provision for facilities
    relocation and corporate
    restructuring                     --       7,200         --        8,800
   Payments of facilities
    relocation and corporate
    restructuring                     --        (258)     (2,970)     (5,136)
   Provision for cost of a
    proposed acquisition not
    consummated                       --         --          --        5,480
   Payments of cost of a
    proposed acquisition
    not consummated                   --         --          --       (4,005)
   Interest capitalized and
    not paid                          --         --          --        3,247
   Change in due from/to
    subsidiaries and other
    affiliates including
    capitalized interest
    ($21,017 in 1994)               3,674    (15,214)     18,121      33,034
   Provision for doubtful
    accounts from former
    affiliates                      9,221      3,311         --          --
   Cumulative effect of
    change in accounting
    principle                         --       3,488         --          --
   Deferred income tax
    provision (benefit)            (5,130)    (2,199)      5,591      (1,265)
   Other                              --         --          --         (417)
   Decrease (increase) in
    prepaid expenses and
    other current assets            9,197     (1,156)     (1,824)      1,252
   Increase (decrease) in
     accounts payable and
     accrued expenses               2,182      5,824        (376)    (19,883)
   Increase (decrease) in
     other liabilities                (62)     3,950         --          --
   Other, net                         486      2,898         449      (1,551)
                                 --------   --------    --------    --------
        Net cash and equivalents
           used in operating
           activities                (507)   (20,184)    (10,542)     30,426
                                 --------   --------    --------    --------
Cash flows from investing
    activities:
  Capital expenditures                 (4)       (21)     (3,047)        (83)
  Purchase of minority
    interests                         --     (21,100)        --          --
  Redemption of investment
    in affiliate                      --       2,100         --          --
                                 --------   --------    --------    --------
        Net cash and equivalents
         used in investing
         activities                    (4)   (19,021)     (3,047)        (83)
                                 --------   --------    --------    --------

Cash flows from financing
   activities:
  Payment of preferred
    dividends                         (11)        (9)     (2,557)     (5,833)
  Repayment of long-term debt         (52)   (20,907)        --          --
  Issuance of Class A
    common stock                      --       9,650         --          --
  Borrowings from subsidiaries        --     141,600         --          --
  Repayment of notes and loans
   payable to subsidiaries            --     (57,115)        --          --
  Other                               --      (4,620)     (1,056)       (344)
                                 --------   --------    --------    --------
        Net cash and equivalents
         used in financing
        activities                    (63)    68,599      (3,613)     (6,177)
                                 --------   --------    --------    --------
Net increase (decrease) in cash
   and equivalents                   (574)    29,394     (17,202)     24,166
Cash and equivalents at
   beginning of period                700        126      29,520      12,318
                                 --------   --------    --------    --------
Cash and equivalents at end of
   period                       $     126   $ 29,520    $ 12,318    $ 36,484
                                 ========   ========    ========    ========
/TABLE

                                                                                              SCHEDULE II
                                             TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS
                                                         (In thousands)
                                                                Additions
                                                           ---------------------
                                              Balance at  Charged to   Charged to  Deductions  Balance at
                                               Beginning   Costs and      Other       from       End of
         Description                           of Period    Expenses     Accounts   Reserves     Period
         -----------                           ---------    --------     --------    --------    ------
                                                                       (In thousands)
Fiscal year ended April 30, 1992:
    Receivables - allowance for doubtful
      accounts:
        Trade                                  $   6,958  $   3,054   $    --     $  (3,122)     $  6,890
         Affiliate                                26,111     19,953      1,545      (15,393)       32,216
                                                --------   --------   --------    ---------      --------
           Total                               $  33,069  $  23,007   $  1,545 (1)$ (18,515)(4)$   39,106
                                                ========   ========   ========    =========      ========
    Other assets - notes receivable from
       affiliates                              $  23,375  $   5,733   $   (433)   $ (18,285)(4)  $ 10,390
                                                ========   ========   ========    =========      ========
    Insurance loss reserves                    $  88,353  $  21,469   $    --     $ (25,600)(5)  $ 84,222
                                                ========   ========   ========    =========      ========
Fiscal year ended April 30, 1993:
    Receivables - allowance for
      doubtful accounts:
         Trade                                 $   6,890  $   3,783   $    --     $  (3,310)     $  7,363
         Affiliate                                32,216      3,321        161      (35,698)          --
                                                --------   --------   --------    ---------      --------
           Total                               $  39,106  $   7,104   $    161 (1)$ (39,008)(4)  $  7,363
                                                ========   ========   ========    =========      ========
    Other assets - notes receivable
       from affiliates                         $  10,390  $   7,037   $    --     $ (17,427)(4)  $    --
                                                ========   ========   ========    =========      ========
    Insurance loss reserves                    $  84,222  $  23,950   $    --     $ (31,409)(5)  $ 76,763
                                                ========   ========   ========    =========      ========
Eight months ended December 31, 1993:
    Receivables - allowance for
       doubtful accounts:
         Trade                                 $   7,363  $   1,659   $    576 (2)$  (2,629)(4)  $  6,969
                                               ========    ========   ========    =========      ========
    Insurance loss reserves                    $  76,763  $  20,380   $    (27)   $ (83,605)(5)  $ 13,511
                                                ========   ========   ========    =========      ========

Year ended December 31, 1994:
    Receivables - allowance for
       doubtful accounts:
         Trade                                 $   6,969  $   1,021   $    111 (3)$  (2,711)(4)  $  5,390
                                                ========   ========   ========    =========      ========
    Insurance loss reserves                    $  13,511  $     --    $    --     $  (2,684)(5)  $ 10,827
                                                ========   ========   ========    =========      ========

- - - -------------
(1) Charged to affiliates
(2) Amount represents the charge for the Lag Months (see Note 2 to the accompanying Consolidated
       Financial Statements).
(3) Recoveries of accounts previously determined to be uncollectible.
(4) Accounts determined to be uncollectible.
(5) Payment of claims and/or reclassification to "Accounts payable".
/TABLE

                                                                                    SCHEDULE V
                                             TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY
                                                      INSURANCE OPERATIONS
                                                            Claims and Claim
                            Reserves                           Adjustments
                           for Unpaid                      Expenses Incurred     Paid
                           Claims and              Net         Related to     Claims and
                             Claim             Investment   ----------------    Claim
Affiliation with          Adjustments   Earned   Income     Current    Prior  Adjustment  Premiums
   Registrant            Expenses (1) Premiums  (Loss)      Year       Years   Expenses    Written
- - - ----------------          -----------  --------  --------    -------   ------- ---------   -------
                                                            (In thousands)
Consolidated property-
   casualty entities:
    Fiscal year ended
       April 30:

       1992                  $84,222   $ 4,400   $   (695) $ 14,830   $  6,639  $ 25,872   $ 4,400
                             -------   -------     ------   -------     ------   -------    ------

       1993                  $76,763   $ 2,875   $    705  $ 10,484   $ 13,466  $ 24,773   $ 2,875
                             -------   -------     ------   -------     ------   -------    ------

   Eight months ended
       December 31, 1993     $13,511   $ 1,432   $  1,869  $ 13,524   $  6,856  $ 83,605   $ 1,432
                             -------   -------     ------   -------     ------   -------    ------

   Year ended
       December 31, 1994     $10,827   $   120   $    529  $     48   $    386  $  2,880   $   120
                             -------   -------     ------   -------     ------   -------    ------

- - - -----------
(1)   Does not include claims losses of $7,391 and $14,027 at April 30, 1992 and 1993, respectively, and $12,899 and $1,610 at December 31, 1993 and 1994, respectively, which have been classified as "Accounts payable".