Form 10-Q
period 1995-03-31
TRIARC COMPANIES INC
filed 1995-05-15
CIK 30697

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

  There were 23,917,188 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of April 28, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 December 31,    March 31,
                                                     1994          1995
                                                      (In thousands)
                     ASSETS                           (A)       (Unaudited)
Current assets:
  Cash and cash equivalents                       $  80,064     $  25,292
  Marketable securities                               9,453         9,395
  Receivables, net                                  141,377       163,928
  Inventories                                       105,662       105,594
  Deferred income tax benefit                         6,023         5,260
  Prepaid expenses and other current assets          16,570        13,929
                                                  ---------     ---------
    Total current assets                            359,149       323,398
                                                  ---------     ---------
Properties, net                                     306,293       319,330
Unamortized costs in excess of net assets of
  acquired companies                                202,797       201,028
Deferred costs and other assets                      53,928        60,340
                                                  ---------     ---------
                                                  $ 922,167     $ 904,096
                                                  =========     =========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt               $  52,061     $  39,863
  Accounts payable                                   59,152        56,946
  Accrued facilities relocation and corporate
    restructuring costs                              22,773         8,705
  Other accrued expenses                             89,019        76,617
                                                  ---------     ---------
    Total current liabilities                       223,005       182,131
                                                  ---------     ---------
Long-term debt                                      612,118       614,374
Insurance loss reserves                              10,827        10,739
Deferred income taxes                                22,701        23,205
Deferred income and other liabilities                13,505        12,623
Redeemable preferred stock                           71,794           --
Stockholders' equity (deficit):
  Common stock                                        2,798         3,398
  Additional paid-in capital                         79,497       162,710
  Accumulated deficit                               (60,929)      (54,210)
  Treasury stock                                    (45,473)      (45,946)
  Other                                              (7,676)       (4,928)
                                                  ---------     ---------
    Total stockholders' equity (deficit)            (31,783)       61,024
                                                  ---------     ---------
                                                  $ 922,167     $ 904,096
                                                  =========     =========

(A) Derived from the audited consolidated financial statements as of December 31, 1994.

  See accompanying notes to condensed consolidated financial statements.

                  TRIARC COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                     1994          1995
                                                   (In thousands except
                                                     per share amounts)
                                                        (Unaudited)
Revenues:
  Net sales                                        $258,693    $ 285,811
  Royalties, franchise fees and other revenues       11,366       12,182
                                                  ---------    ---------
                                                    270,059      297,993
                                                  ---------    ---------
Costs and expenses:
  Cost of sales                                     186,396      212,947
  Advertising, selling and distribution              21,318       27,962
  General and administrative                         30,862       32,343
                                                  ---------    ---------
                                                    238,576      273,252
                                                  ---------    ---------
    Operating profit                                 31,483       24,741
Interest expense                                    (17,035)     (18,757)
Other income, net                                     2,654        6,814
                                                  ---------    ---------
    Income from continuing operations before
     income taxes and minority interests             17,102       12,798
Provision for income taxes                           (7,025)      (6,079)
                                                  ---------    ---------
                                                     10,077        6,719
Minority interests in income of consolidated
  subsidiary                                         (1,292)         --
                                                  ---------    ---------
    Net income                                     $  8,785    $   6,719
                                                  =========    =========

Income per share:

  Primary                                          $    .34    $     .23
                                                  =========    =========
  Fully diluted                                    $    .33    $     .22
                                                  =========    =========

  See accompanying notes to condensed consolidated financial statements.

                  TRIARC COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three months ended
                                                         March 31,
                                                  -----------------------
                                                     1994          1995
                                                      (In thousands)
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                       $  8,785     $   6,719
  Adjustments to reconcile net income to net
    cash and cash equivalents used in
    operating activities
      Depreciation and amortization of
       properties                                     8,406         9,099
      Amortization of costs in excess of net
       assets of acquired companies                   1,456         1,841
      Amortization of original issue discount,
       deferred financing costs and unearned
       compensation                                   2,641         4,336
      Provision for (reversal of) doubtful
       accounts                                         (96)          784
      Payments on facilities relocation and
        corporate restructuring                      (5,673)       (1,075)
      Gain on sales of non-core businesses
        and properties                                  (43)       (2,230)
      Deferred income tax provision                   3,176         1,267
      Interest expense to be capitalized and
       not paid                                         801           889
      Minority interests                              1,292           --
      Other, net                                     (2,686)       (1,066)
      Changes in operating assets and
       liabilities:
        Decrease (increase) in:
         Receivables                                (19,237)      (23,335)
         Inventories                                 (1,061)          778
         Prepaid expenses and other current
          assets                                      3,797         1,682
        Decrease in accounts payable and accrued
          expenses                                  (33,078)      (14,228)
                                                   --------      --------
      Net cash and cash equivalents used in
       operating activities                         (31,520)      (14,539)
                                                   --------      --------
Cash flows from investing activities:
  Acquisitions:
    Net current assets                                  --           (426)
    Properties, net                                  (7,547)       (4,905)
    Trademarks, favorable lease acquisition costs,
      non-compete agreement and other assets           (882)       (6,403)
    Capitalized leases assumed and note
      payable issued                                  2,966         2,382
    Costs in excess of net assets acquired           (4,037)          --
                                                   --------      --------
                                                     (9,500)       (9,352)
  Proceeds from sales of non-core businesses
    and properties                                      232         2,969
  Capital expenditures                              (11,260)      (15,969)
  Purchase of marketable securities                  (5,927)       (2,289)
  Proceeds from sales of marketable securities        4,022         2,449
                                                   --------      --------
    Net cash and cash equivalents used in
      investing activities                          (22,433)      (22,192)
                                                   --------      --------
Cash flows from financing activities:
  Proceeds from long-term debt                        8,630           --
  Repayments of long-term debt                      (21,460)      (15,483)
  Deferred financing costs                              --           (830)
  Acquisition of treasury stock                         --           (489)
  Payment of preferred dividends                     (2,917)          --
                                                   --------      --------
    Net cash and cash equivalents used in
      financing activities                          (15,747)      (16,802)
                                                   --------      --------
Net cash used in continuing operations              (69,700)      (53,533)
Net cash provided by (used in) discontinued
  operations                                            376        (1,239)
                                                   --------      --------
Net decrease in cash and cash equivalents           (69,324)      (54,772)
Cash and cash equivalents at beginning of period    118,801        80,064
                                                   --------      --------
Cash and cash equivalents at end of period         $ 49,477      $ 25,292
                                                   ========      ========

  See accompanying notes to condensed consolidated financial statements.

                  TRIARC COMPANIES, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              March 31, 1995
                                (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1994 and March 31, 1995 and its results of operations and cash flows for the three-month periods ended March 31, 1994 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K").

     Certain amounts included in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)  Inventories

     The following is a summary of the components of inventories:

                                                  December 31,   March 31,
                                                      1994         1995
                                                      ----         ----
                                                       (In thousands)
       Raw materials                                $ 26,490   $  29,990
       Work in process                                 7,803       7,773
       Finished goods                                 71,369      67,831
                                                    ---------  ---------
                                                    $105,662   $ 105,594
                                                    =========  =========

(3)  Properties

     The following is a summary of the components of properties, net:

                                                  December 31,   March 31,
                                                      1994         1995
                                                      ----         ----
                                                       (In thousands)

       Properties, at cost                          $515,109   $ 537,143
       Less accumulated depreciation
         and amortization                            208,816     217,813
                                                    ---------  ---------
                                                    $306,293   $ 319,330
                                                    =========  =========

(4)  Posner Settlement

     On January 9, 1995 the Company entered into a settlement agreement (the "Settlement Agreement") with Victor Posner and certain entities controlled by him (collectively, the "Posner Entities"). Pursuant to the Settlement Agreement all of the 5,982,866 shares of redeemable preferred stock, with an aggregate book value of $71,794,000 and which were owned by the Posner Entities, were converted into 4,985,722 shares of the Company's Class B Common Stock (the "Conversion"). Further, an additional 1,011,900 shares of Class B Common Stock (valued at an aggregate $12,016,000) were issued to the Posner Entities (the "Issuance") in consideration for, among other matters,
(i) the settlement of all amounts due to the Posner Entities in connection with termination of the lease for the Company's former headquarters ($12,326,000) and (ii) an indemnification by certain of the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation and potential litigation relating to the Company and certain former affiliates. As a result of the Conversion and the Issuance, "Common stock" and "Additional paid-in capital" increased by $600,000 and $83,211,000, respectively, during the first quarter of 1995.

     The settlement of the lease termination resulted in a pretax gain to the Company of $310,000. In addition, the Company released accruals for (i) litigation expenses of $773,000 and (ii) interest on the lease termination obligation of $638,000. Further, pursuant to the Settlement Agreement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company of the Posner Entities from certain claims that it may have with respect to (i) certain legal fees related to shareholder litigation settled in 1993, (ii) fees payable to the court-appointed members of a special committee of the Company's Board of Directors (the "Special Committee") and (iii) legal fees paid or payable with respect to matters referred to in the Settlement Agreement, subject to the satisfaction by the Posner Entities of certain obligations under the Settlement Agreement. In accordance with an order issued by the United States District Court for the Northern District of Ohio on February 7, 1995, the Company used a portion of such funds to pay (i) $2,000,000 to the Special Committee for services rendered in connection with the consummation of the Settlement Agreement and related matters, (ii) attorney's fees of $850,000 in connection with the aforementioned shareholder litigation and (iii) $300,000 in connection with the settlement of certain litigation and other expenses related to the Settlement Agreement. Additionally, the Special Committee was disbanded and the three court-appointed members of the Special Committee decided not to stand for re-election as directors of the Company at the 1995 annual shareholders meeting. In connection therewith, the vesting of such directors' restricted stock was accelerated resulting in the recognition of previously unamortized deferred compensation of $1,690,000 during the first quarter of 1995 included in "General and administrative". As a result of all of the above, the Company recorded pretax income of $2,881,000 ($.06 per share after taxes on a fully diluted basis), consisting of charges, net, to "General and administrative" of $69,000 and credits to "Other income, net" of $2,312,000 and to "Interest expense" of $638,000, during the first quarter of 1995.

(5)  Income Per Share

     The common shares used in the calculations of primary and fully diluted income per share were as follows:

                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                      1994        1995
                                                      ----        ----
                                                       (In thousands)
       Weighted average number of common shares
         outstanding                                  21,343      29,318
       Common equivalent shares - effect of dilutive
         stock options                                   324         149
                                                     -------     -------
       Common and common equivalent shares for
         primary per share purposes                   21,667      29,467

       Contingent issuances of common shares:
         Common shares which would have been issued
            upon the assumed conversion of preferred
            stock                                      4,986         --
         Effect of common shares issued upon the
            conversion of preferred stock (see
            Note 4) assuming conversion as of the
            beginning of the period                      --          499
         Additional effect of dilutive stock options     --           26
                                                     -------     -------
       Common, common equivalent and contingent
            shares for fully diluted per share
            purposes                                  26,653      29,992
                                                     =======     =======

     The primary income per share has been computed by dividing the net income applicable to common stockholders (reduced by preferred stock dividend requirements of $1,458,000 for the three months ended March 31, 1994) by the number of common and common equivalent shares above. Fully diluted income per share has been computed by dividing the net income applicable to common stockholders, adjusted for the three months ended March 31, 1994 to add back the preferred stock dividend requirements noted above, by the number of common, common equivalent and contingent shares above.

(6)  Transactions with Related Parties

     The Company continues to have related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K.

(7)  Contingencies

     The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in Note 25 to the consolidated financial statements contained in the Form 10-K. In connection with the Settlement Agreement (see Note 4) and as described in the Form 10-K, the Company received an indemnification from the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation relating to the Company and certain of its former affiliates.

     After considering amounts provided in previous periods, the Company does not believe that the contingencies referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(8)  Fire and Insurance Settlement

     On February 3, 1995 the Company's textile segment suffered fire damage to equipment in the weaving department at one of its manufacturing facilities. During the three months ended March 31, 1995 the textile segment received a settlement from its insurance company for the fire-damaged equipment and, in accordance therewith, recognized a pretax gain net of certain costs and expenses of $1,875,000 ($.04 per share after taxes on a fully diluted basis) included in "Other income, net".

(9)  Subsequent Event

     Effective as of May 1, 1995 two newly-formed wholly-owned subsidiaries of RC/Arby's Corporation ("RCAC" - a wholly-owned subsidiary of the Company), borrowed an aggregate of $37,294,000 from a commercial lender pursuant to a mortgage loan agreement. Borrowings consist of $34,384,000 of mortgage loans (the "Mortgage Loans") and $2,910,000 of equipment loans (the "Equipment Loans"), the proceeds of which will be used for capital expenditures, principally in the restaurant segment, general corporate purposes and to pay related fees and expenses. The Mortgage Loans and Equipment Loans (the "Loans") are repayable in equal monthly installments over twenty years and seven years, respectively, and bear interest at 11 1/2% plus, with respect to the Mortgage Loans, participating interest to the extent gross sales of the related restaurants exceed certain defined levels which are in excess of current levels. The two newly-formed wholly owned subsidiaries of RCAC may, at their option, eliminate the participating interest, if any, by effectively increasing the interest by amounts representing approximately 4% of the monthly principal and interest installments. The Loans are secured by restaurants and equipment with a net book value of $32,618,000 as of May 1, 1995. In connection therewith, all of the equipment securing the Equipment Loans, with a net book value of $2,747,000 as of May 1, 1995, has been released as security for the payment of RCAC's 9 3/4% senior notes due 2000. The assets of Arby's Restaurant Development Corporation, one of the new subsidiaries of RCAC, will not be available to pay creditors of Triarc, RCAC or RCAC's wholly-owned subsidiary, Arby's, Inc. until the Loans to it have been repaid in full. Triarc, the two new subsidiaries of RCAC and the commercial lender also entered into a commitment letter whereby the two subsidiaries will be able to borrow up to an additional $50,000,000 over the twelve months ending April 30, 1996, on substantially the same terms as described above to finance new restaurants.
                  TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's four business segments are described therein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared with Three Months Ended March 31,
1994

                                      Revenues         Operating Profit
                                 Three months ended   Three months ended
                                      March 31,            March 31,
                                 ------------------     ---------------
                                   1994      1995       1994       1995
                                   ----      ----       ----       ----
                                             (In thousands)

      Restaurants                $ 48,836  $ 57,114    $  3,625  $  2,022
      Soft Drink                   35,252    45,516       7,591     4,681
      Textiles                    129,991   145,056       7,661     8,932
      Liquefied Petroleum Gas      55,980    50,307      14,810    10,521
      Other                           --        --         (246)      (25)
      Unallocated general
        corporate expenses            --        --       (1,958)   (1,390)
                                 --------  --------    --------  --------
                                 $270,059  $297,993    $ 31,483  $ 24,741
                                 ========  ========    ========  ========

     Revenues increased $27.9 millon to $298.0 million in the three months ended March 31, 1995.

     Restaurants - Revenues increased $8.2 million (17.0%) due to (i) an $8.7 million increase in net sales resulting from an average net increase of 48 (18.8%) company-owned restaurants partially offset by a $1.3 million (3.9%) decrease in company-owned same-store sales due to a decline in customer traffic and increased competitive discounting and (ii) a $0.8 million increase in royalties and franchise fees resulting from an average net increase of 74 (3.0%) franchised restaurants and a 1.0% increase in franchised same-store sales.

     Soft Drink - Revenues increased $10.3 million ($29.1%) reflecting
     (i) $5.0 million of finished soft drink product sales of C&C and the soft drink segment's branded products (as opposed to concentrate) arising from the Company's January 1995 acquisition of the trademark and distribution rights for C&C products and the distribution rights for the soft drink segment's branded products in the New York metropolitan area, (ii) a $3.2 million volume increase in branded concentrate sales principally due to domestic bottler forward buying in advance of an announced price increase effective in the second quarter of 1995 as well as significant sales to a new international customer and (iii) a $2.1 million volume increase in private label concentrate sales resulting from continued international expansion and domestic growth.

     Textiles - Revenues increased $15.1 million (11.6%) reflecting higher sales of indigo-dyed sportswear ($9.4 million) and utility wear ($7.4 million). The increase in indigo-dyed sportswear resulted from higher volume of $6.8 million due to improved market conditions reflecting the continued turnaround in the denim market which commenced in late 1994, higher selling prices reflecting the partial pass-through of higher cotton costs and improved product mix. The increase in utility wear resulted from higher volume ($4.2 million) reflecting stronger demand and higher selling prices reflecting the partial pass-through of higher cotton and polyester costs.

     Liquefied Petroleum Gas - Revenues decreased $5.7 million (10.1%) due to lower volume resulting from the exceptionally warm winter in virtually all markets where the liquefied petroleum ("LP") gas segment has operations. The winter was reputed to be the second warmest winter this century.

     Gross profit increased $1.4 million to $85.0 million in the three months ended March 31, 1995 while gross margin decreased to 28.5% compared to 31.0% for the comparable prior year period.

     Restaurants - Margins decreased due primarily to (i) reduced operating cost efficiencies as a result of start-up costs associated with the opening of new restaurants and lower company-owned same-store sales volume noted above and (ii) the proportionately lower royalties and franchise fees (with no associated cost of sales) as a percentage of total revenues.

     Soft Drink - Margins decreased due to the inclusion in the 1995 period of the lower-margin finished product sales resulting from the January 1995 acquisition noted above and, to a lesser extent, a shift in sales mix toward international sales where selling prices are lower.

     Textiles - Margins decreased principally due to the higher cost of cotton and polyester and other manufacturing costs in 1995 which could not be fully passed on to customers in the form of higher selling prices.

     Liquefied Petroleum Gas - Margins decreased due to higher propane costs which could only be partially passed on in the form of higher selling prices because of increased competition induced by substantially warmer weather.

     Advertising, selling and distribution expenses increased $6.6 million to $28.0 million in the three months ended March 31, 1995. Such increase principally consisted of (i) $4.9 million of higher expenses in the soft drink segment reflecting increased media and promotional activity and increased domestic and international key market development initiatives and
(ii) $1.1 million of higher expenses in the restaurant segment primarily attributable to the increased number of company-owned restaurants and increased promotional food costs charged to advertising, selling and distribution expenses relating to the competitive discounting activity noted above.

     General and administrative expenses increased $1.5 million to $32.3 million in the three months ended March 31, 1995 principally due to costs associated with building an infrastructure within each of the restaurant and soft drink segments to facilitate expansion plans.

     Consolidated operating profit decreased $6.7 million to $24.7 million in the three months ended March 31, 1995 principally for the reasons described above.

     Interest expense increased $1.7 million to $18.8 million in the three months ended March 31, 1995 due to higher average levels of debt and, to a lesser extent, higher interest rates on the Company's floating-rate debt partially offset by the release of an accrual for $0.6 million of interest on a lease termination obligation which was settled in accordance with the January 1995 settlement agreement with Victor Posner (see Note 4 to the accompanying condensed consolidated financial statements).

     Other income, net increased $4.2 million to $6.8 million in the three months ended March 31, 1995. The major components of this increase were the
(i) $2.3 million related to the January 1995 settlement agreement with Victor Posner (see Note 4 to the accompanying condensed consolidated financial statements) and (ii) a $1.9 million gain on insurance recovery relating to fire-damaged equipment.

     The provisions for income taxes in the three months ended March 31, 1995 and 1994 represent effective tax rates of 47% and 41%, respectively, which are higher than the Federal income tax statutory rate of 35% principally due to the effects of state income taxes, net of Federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes. Such effects in the 1994 quarter were partially offset by utilization of net operating loss carryforwards.

     The minority interests in net income of consolidated subsidiary in the 1994 period of $1.3 million consists of minority interests in the earnings of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc until the 28.9% minority ownership was acquired on April 14, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash and cash equivalents declined $54.8 million during the three months ended March 31, 1995 to $25.3 million at March 31, 1995. Such decrease reflects cash and cash equivalents used in (i) operating activities of $14.6 million, (ii) investing activities of $22.2 million,
(iii) financing activities of $16.8 million and (iv) discontinued operations of $1.2 million. The net cash used in operating activities reflects net income of $6.7 million plus non-cash charges for depreciation and amortization of $15.3 million offset by (i) changes in operating assets and liabilities of $35.1 million and (ii) other items, net of $1.5 million. The change in operating assets and liabilities principally reflects an increase in receivables of $23.3 million and a decrease in accounts payable and accrued expenses of $14.2 million. The increase in receivables was due to
(i) increased average daily sales, (ii) receivables resulting from the January 1995 soft drink acquisition discussed below and (iii) a $2.1 million insurance recovery receivable recorded during the three months ended March 31, 1995. The decrease in accounts payable and accrued expenses was due to
(i) interest payments made during the first quarter of 1995 and (ii) the timing of payments for capital expenditures and trade payables. The cash used in investing activities principally reflects (i) capital expenditures of $16.0 million and (ii) cash paid for restaurant and soft drink acquisitions (see below) of $9.4 million partially offset by proceeds from sales of non-core businesses and properties of $3.0 million. The cash used in financing activities principally consists of repayments of long-term debt of $15.5 million.

     Total stockholders' equity improved to $61.0 million at March 31, 1995 from a deficit of $31.8 million at December 31, 1994. Such improvement was due to (i) the $83.8 million effect of the Company's issuances of its Class B Common Stock in connection with the settlement agreement described in Note 4 to the accompanying condensed consolidated financial statements, (ii) net income of $6.7 million, (iii) the recognition of $1.7 million of previously unamortized deferred compensation relating to the restricted stock of directors who declined to stand for re-election at the 1995 annual shareholders meeting and will provide no further service after the election of new directors in June 1995 and (iv) $0.6 million of other net increases.

     The Company's principal operating subsidiaries each have various credit facilities, including term loans, or senior note issuances outstanding which are described in detail in Note 13 to the consolidated financial statements contained in the Form 10-K. At March 31, 1995 Graniteville Company ("Graniteville") had $10.5 million of unused availability under its credit facility with an additional $8.0 million available at April 1, 1995 through June 30, 1995. National Propane Corporation ("National Propane") had $17.5 million of unused availability under its credit facility for general purposes, $14.5 million of availability for niche acquisitions and $30.0 million available conditioned upon completion of the intended merger of Public Gas Company ("Public Gas") and National Propane during the second quarter of 1995 and the redemption, in part, prior to December 31, 1995, of the $45.0 million outstanding principal amount of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures").

     Effective as of May 1, 1995 two newly-formed wholly-owned subsidiaries of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, borrowed an aggregate of $37.3 million from a commercial lender pursuant to a mortgage loan agreement (the "Mortgage Loan Agreement"). Borrowings under the Mortgage Loan Agreement consist of $34.4 million of mortgage loans (the "Mortgage Loans") and $2.9 million of equipment loans (the "Equipment Loans"), the proceeds of which will be used for capital expenditures, principally in the restaurant segment, general corporate purposes and to pay related fees and expenses. The Mortgage Loans and Equipment Loans are repayable in equal monthly installments over twenty years and seven years, respectively, and bear interest at 11 1/2% plus, with respect to the Mortgage Loans, participating interest to the extent gross sales of the related restaurants exceed certain defined levels which are in excess of current levels. The two newly-formed wholly-owned subsidiaries of RCAC may, at their option, eliminate the participating interest, if any, by effectively increasing the interest by amounts representing approximately 4% of the monthly principal and interest installments. Triarc, the two new subsidiaries of RCAC and the commercial lender also entered into a commitment letter whereby the two subsidiaries will be able to borrow up to an additional $50.0 million over the twelve months ending April 30, 1996, on substantially the same terms as described above (the "Mortgage Loan Commitment"). Borrowings under the Mortgage Loan Commitment are limited to the financing of new restaurants. Principal repayments required under the Mortgage and Equipment Loans aggregate $0.4 million during the remainder of 1995.

     Under the Company's various debt agreements substantially all of the Company's assets are pledged as security. In addition, RCAC's 9 3/4% senior notes due 2000 (the "9 3/4% Senior Notes") have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's") and the Graniteville Credit Facility and the Bank Facility have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26.5 million), National Propane and SEPSCO is pledged.

     The Company's debt instruments require aggregate principal payments of $23.4 million during the remainder of 1995, exclusive of requirements for the planned early repayment of the 11 7/8% Debentures, consisting of $9.0 million of payments of term loans under the Graniteville Credit Facility, $8.75 million of payments of term loans under the Bank Facility, $0.4 million of payments of borrowings under the Mortgage Loan Agreement and $5.25 million of payments of other debt. In connection with the merger of Public Gas and National Propane (in order to consolidate the Company's two LP gas operations within one entity) expected to occur later in the second quarter of 1995, the Company presently intends to cause SEPSCO to repay the 11 7/8% Debentures prior to maturity during 1995 with proceeds from a $30.0 million revolving loan (due 2000) under the Bank Facility (as previously discussed) and the remaining principal of $15.0 million from SEPSCO's existing cash and marketable securities ($17.3 million as of March 31, 1995).

     Consolidated capital expenditures, excluding properties of business acquisitions and including capital leases of $2.0 million, amounted to $18.0 million for the three months ended March 31, 1995. The Company expects that capital expenditures during the remainder of 1995 will approximate $64.0 million, subject to the availability of cash and other financing sources. These actual and anticipated expenditures are principally those of the restaurant segment in furtherance of its business strategies, principally for construction of new restaurants and remodeling of older restaurants (including the replacement of equipment). The Company anticipates it will meet its capital expenditures with a portion of the proceeds received from the Mortgage Loan Agreement, additional borrowings under the Mortgage Loan Commitment and through leasing arrangements; however, additions to the capitalized leases of RCAC (the parent of Arby's, the company which comprises the restaurant segment) are limited to $15.0 million annually for the aggregate of business acquisitions and capital expenditures, in accordance with the indenture pursuant to which the 9 3/4% Senior Notes were issued (of which approximately $4.4 million has been used through March 31, 1995). The Company anticipates financing its capital expenditures for new restaurants (expected to approximate $33.0 million) with $10.4 million of the remaining proceeds from borrowings under the Mortgage Loan Agreement and borrowings under the $50.0 Mortgage Loan Commitment and financing the remaining $19.0 million of planned capital expenditures of the restaurant segment with a combination of cash flows from operations and/or capital leases to the extent of their $10.6 million availability.

     Cash paid for business acquisitions amounted to $9.4 million during the three months ended March 31, 1995 almost entirely due to acquisitions of the Company's restaurant and soft drink segments. In February 1995 the Company's restaurant segment acquired an additional thirty-five previously franchised restaurants for cash of $6.4 million and the assumption of $2.4 million of capitalized lease obligations. In January 1995 the Company's soft drink segment acquired the trademark and distribution rights for C&C products and distribution rights for the soft drink segment's branded products in the New York metropolitan area and existing inventory for cash of $2.9 million. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions, as appropriate, to build and strengthen its existing businesses. In connection therewith, the Company's restaurant segment signed a letter of intent to purchase sixteen franchised restaurants in Canada (expected to be consummated later in the second quarter of 1995) for cash of approximately $3.8 million and the assumption of approximately $2.0 million of capitalized leases.

     Under a program announced in late 1994, management of the Company has been authorized, when and if market conditions warrant, to repurchase, until June 1995, up to $20.0 million of its Class A Common Stock. Under this program, the Company repurchased 42,200 shares of Class A Common Stock during the first quarter of 1995 for an aggregate cost of $0.5 million. As of March 31, 1995 $18.5 million remains under the $20.0 million authorization. Such repurchases may continue through June 30, 1995 based on market conditions and the availability of funds for such purchases.

     As of March 31, 1995 the Company's principal cash requirements for the remainder of 1995 consist principally of capital expenditures of approximately $64.0 million to the extent not leased, debt principal payments aggregating $68.4 million (including the intended repayment prior to maturity of the 11 7/8% Debentures), $3.8 million for the acquisitions noted above and funding for additional acquisitions, if any, and funding for any requirements related to the stock repurchase program. The Company anticipates meeting such requirements through existing cash and cash equivalents and marketable securities, cash flows from operations, proceeds from borrowings under the Mortgage Loan Agreement, additional borrowings under the Mortgage Loan Commitment, borrowings available under Graniteville's and National Propane's credit facilities, and financing a portion of its capital expenditures through capital leases and operating lease arrangements. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

Triarc

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends to Triarc by subsidiaries and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

     Under the terms of the various indentures, Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc for the remainder of 1995, except for the following. Under the terms of its Bank Facility National Propane has $5.0 million available for the payment of dividends with an additional $30.0 million available which would be restricted to the redemption of SEPSCO's 11 7/8% Debentures which Triarc presently intends to cause SEPSCO to repay if and when the merger of Public Gas and National Propane is consummated. Under the indenture related to the 11 7/8% Debentures, SEPSCO was unable to pay any cash dividends to Triarc as of March 31, 1995, but may make loans or advances to Triarc and its subsidiaries. If and when the merger of Public Gas with National Propane is consummated and the 11 7/8% Debentures are repaid, the restriction on SEPSCO's ability to pay cash dividends to Triarc would be removed.

     As of March 31, 1995, Triarc had outstanding external indebtedness consisting of a $37.4 million note (including interest capitalized as additional principal of $3.2 million) issued in connection with the commutation of certain insurance obligations. In addition, Triarc owed subsidiaries an aggregate principal amount of $233.1 million, consisting of notes in the principal amounts of $49.3 million and $72.4 million owed to CFC Holdings and Graniteville, respectively (which bear interest at 9.5%), balances of $81.4 million of advances owed to National Propane (which bear interest at prime plus 1%) and $26.5 million and $3.5 million of notes payable to SEPSCO (which bear interest at 13% and 10.25%, respectively). Of the above indebtedness to subsidiaries, only the note payable to Graniteville requires the payment of cash interest (20% of the interest payment of April 15, 1995 and 40% of the payments of October 15, 1995 and thereafter). As of March 31, 1995 Triarc had notes receivable from RCAC and its subsidiaries in the aggregate amount of $25.5 million (of which $22.7 million bears an interest rate of 11.875% and $2.8 million bears a rate of 9.5%).

     Triarc expects its significant cash requirements for the remainder of 1995 will be limited to general corporate expenses including cash used in operations, loans or advances to the restaurant segment, as necessary, to enable it to meet its capital expenditure requirements, cash requirements for its facilities relocation and corporate restructuring accruals of $2.3 million and required interest payments of $2.1 million on its note payable to Graniteville (see above). Triarc believes that its expected sources of cash, including $6.0 million of repayments on notes receivable and $6.75 million of loans from RCAC or its subsidiaries received in May 1995, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements to the extent such subsidiaries are able to pay and net payments received under tax sharing agreements with certain subsidiaries, which the Company does not anticipate having to remit to the IRS due to the availability of operating loss, depletion and tax credit carryforwards, will be sufficient to enable it to meet its short-term cash needs.

RCAC

     As of March 31, 1995, RCAC's principal cash requirements for the remainder of 1995, exclusive of operating cash flows, consist principally of capital expenditures of approximately $52.0 million to the extent not leased, $3.8 million for the pending acquisition noted above, funding for additional acquisitions, if any, and debt (including borrowings under the Mortgage Loan Agreement) and affiliated note principal repayments of $17.6 million, of which $9.5 million of such affiliated note repayments were made from the proceeds of borrowings under the Mortgage Loan Agreement. RCAC anticipates meeting such requirements through cash flows from operations, borrowings under the Mortgage Loan Agreement, additional borrowings under the Mortgage Loan Commitment for new restaurants, borrowings and capital contributions to the extent available from Triarc and its subsidiaries, and financing a portion of its capital expenditures through capital leases and operating lease arrangements. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

Graniteville and National Propane

     The Company expects that the continuing positive operating cash flows of Graniteville and National Propane and available borrowings, if required, under the Graniteville Credit Facility and the Bank Facility will be sufficient to enable those subsidiaries to meet their 1995 cash requirements.

SEPSCO

     The Company expects that SEPSCO's existing cash and cash equivalents and marketable securities of $17.3 million at March 31, 1995, supplemented by collection of a $9.5 million note receivable from RCAC in connection with the Mortgage Loan Agreement financing will be more than adequate to meet its contractual cash requirements.

Discontinued Operations

     As of March 31, 1995 the Company has completed the sale of substantially all of its discontinued operations but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally two notes from the sale of the refrigeration business) which may be collected, the benefits of which, however, have not been recorded.

Contingencies

     The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K. In connection with the Settlement Agreement (see Note 4 to the accompanying condensed consolidated financial statements) and as described in the Form 10-K, the Company received an indemnification from the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation relating to the Company and certain of its former affiliates.

     After considering amounts provided in previous periods, the Company does not believe that the contingencies referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

                  TRIARC COMPANIES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 5.    Other Information

     Effective as of May 1, 1995, RC/Arby's Corporation ("RCAC") and its affiliates entered into a series of transactions pursuant to which two new wholly-owned subsidiaries of RCAC, Arby's Restaurant Development Corporation ("ARDC") and Arby's Restaurant Holding Company ("ARHC"), obtained ownership of approximately 53 Arby's restaurants, in the aggregate, from RCAC and
Arby's, Inc. ("Arby's").   In connection therewith, among other things, RCAC
entered into contribution agreements with each of ARDC and ARHC to convey the real property and improvements relating to 37 and two Arby's restaurants to ARDC and ARHC, respectively. Arby's also entered into a purchase and sale agreement with each of ARDC and ARHC pursuant to which ARDC and ARHC purchased from Arby's ten and four restaurants, respectively, as well as the personal property and equipment from the 37 and two Arby's restaurants, respectively, being conveyed through the contribution agreements. ARDC entered into leases with a new wholly-owned subsidiary of RCAC, Arby's Restaurant Operations Company ("AROC") for each of the 47 restaurants acquired by it pursuant to which AROC will operate such restaurants. Triarc has, under certain circumstances, guaranteed payments by AROC under such leases. In addition, Arby's entered into license agreements with each of AROC and ARHC pursuant to which AROC and ARHC will operate the restaurants with Arby's as franchisor and AROC and ARHC as franchisees. Triarc has, under certain circumstances, guaranteed the payment by AROC of royalty payments under AROC's license agreements. Arby's also entered into management agreements with each of AROC, ARDC and ARHC pursuant to which Arby's will provide certain management services, as well as financial and accounting services to such companies.

     In connection with the foregoing transactions, ARDC entered into a loan agreement with FFCA Acquisition Corporation ("FFCA") pursuant to which ARDC borrowed an aggregate of approximately $29.4 million, of which approximately $27.7 million is a 20-year loan (the "ARDC Loan") secured by substantially all of the assets of ARDC, including the 47 Arby's restaurants and equipment acquired by ARDC as described above, and approximately $1.7 million is a seven-year loan secured by such equipment (the "ARDC Equipment Loan"). The ARDC Loan is repayable in equal monthly installments over the 20-year term of the loan and bears interest at the rate of 11.5% per annum, subject to adjustment, on a note by note basis, if the gross sales of the related Arby's restaurant exceeds a specified amount (participating interest). ARDC may, at its option, convert all or a portion of the ARDC Loan from a participating rate of interest to the payment of "additional interest," pursuant to which interest on each note would increase bi-annually by an amount equal to approximately 4% of the then applicable monthly loan repayment amount. The ARDC Loan matures on May 1, 2015. The ARDC Equipment Loan is repayable in equal monthly installments over the seven year term of the loan and bears interest at the rate of 11.5% per annum. The ARDC Equipment Loan matures on May 1, 2002. The assets of ARDC, which secure the ARDC Loan and the ARDC Equipment Loan, will not be available to pay creditors of Triarc, RCAC or Arby's until the ARDC Loan has been repaid in full.

     ARHC also entered into a financing transaction with FFCA pursuant to which it borrowed an aggregate of approximately $7.9 million, of which approximately $6.7 million is a 20-year loan (the "ARHC Loan") secured by substantially all of the assets of ARHC, including the six Arby's restaurants and equipment acquired by ARHC as described above and approximately $1.2 million is a seven-year loan secured by such equipment (the "ARHC Equipment Loan"). The ARHC Loan bears interest at the same annual interest rate as the ARDC Loan, provides for the payment of participating and additional interest, as described above, and is repayable in equal monthly installments. The ARHC Loan matures on May 1, 2015. The ARHC Equipment Loan is repayable in equal monthly installments over the seven-year term of the loan and bears interest at the rate of 11.5% per annum. The ARHC Equipment Loan matures on May 1, 2002. Triarc has guaranteed repayment by ARHC of the ARHC Loan and the ARHC Equipment Loan.

     The Company, ARDC, ARHC and FFCA also executed a commitment letter pursuant to which, in order to facilitate the building of new Arby's restaurants, ARDC and ARHC will be able to borrow an additional $50 million, in the aggregate, over the next twelve months on substantially the same terms as described above.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

     4.1 - Third Amendment dated as of March 31, 1995 to the Revolving Credit and Term Loan Agreement, dated as of October 7, 1994, among National Propane Corporation, The Bank of New York, as agent, The First National Bank of Boston and Internationale Nederlanden (U.S.) Capital Corporation, as co-agents, and the lenders party thereto.

     4.2 - Loan Agreement dated as of May 1, 1995 by and between FFCA Acquisition Corporation and Arby's Restaurant Development Corporation, incorporated herein by reference to Exhibit 4.1 to RC/Arby's Corporation Quarterly Report on Form 10-Q dated March 31, 1995 (SEC File No. 0-20286).

     27.1- Financial Data Schedule for the fiscal quarter ended
           March 31, 1995, submitted to the Securities and Exchange Commission in electronic format.

     (b)   Reports on Form 8-K

           The registrant filed a report on Form 8-K on January
           11, 1995 with respect to the closing of the Settlement Agreement among the registrant, Security
           Management Corp., Victor Posner Trust No. 6 and
           Victor Posner.

           The registrant filed a report on Form 8-K on March 29, 1995 pursuant to which the registrant filed certain exhibits required to be filed in connection with its Annual Report on Form 10-K for the year ended December 31, 1994.

                  TRIARC COMPANIES, INC. AND SUBSIDIARIES




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRIARC COMPANIES, INC.




Date:  May 15, 1995                   By:  /S/ JOSEPH A. LEVATO
                                      ____________________________________
                                            Joseph A. Levato
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Company)



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