Form 10-Q
period 1995-06-30
TRIARC COMPANIES INC
filed 1995-08-14
CIK 30697

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

  There were 23,907,839 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of July 31, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

              TRIARC COMPANIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                         December 31,  June 30,
                                             1994        1995
                                         ------------   -------
                                               (In thousands)
                     ASSETS                   (A)     (Unaudited)
Current assets:
  Cash and cash equivalents                $     80,064       $64,936
  Restricted cash and cash equivalents       6,804      10,882
  Marketable securities                      9,453       7,927
  Receivables, net                         141,377     150,070
  Inventories                                          105,662        110,439
  Deferred income tax benefit                6,023       5,176
  Prepaid expenses and other current assets              9,766          9,888
                                              ---------             ---------
   Total current assets                    359,149     359,318
Properties, net                                        306,293        324,047
Unamortized costs in excess of net assets of
  acquired companies                       202,797     199,295
Deferred costs and other assets             53,928      64,233
                                              ---------             ---------
                                              $ 922,167       $       946,893
                                              =========             =========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt        $52,061     $41,615
  Accounts payable                          59,152      54,677
  Accrued facilities relocation and corporate
   restructuring costs                      22,773       6,706
  Other accrued expenses                         89,019                87,278
                                              ---------             ---------
   Total current liabilities               223,005     190,276
                                              ---------             ---------
Long-term debt                                         612,118        649,903
Deferred income taxes                       22,701      21,744
Deferred income and other liabilities       24,332      22,525
Redeemable preferred stock                  71,794         --
Stockholders' equity (deficit):
  Common stock                                    2,798       3,398
  Additional paid-in capital                79,497     162,034
  Accumulated deficit                      (60,929)    (53,200)
  Treasury stock                           (45,473)    (46,030)
  Other                                     (7,676)     (3,757)
                                              ---------             ---------
   Total stockholders' equity (deficit)    (31,783)     62,445
                                              ---------             ---------
                                           $    922,167       $       946,893
                                              =========             =========

(A) Derived from the audited consolidated financial statements as of December 31, 1994.

See accompanying notes to condensed consolidated financial statements.

              TRIARC COMPANIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three months ended      Six months ended
                                June 30,           June 30,
                               ----------------        ---------------
                             1994      1995      1994     1995
                             ----      ----      ----     ----
                                         (In thousands except per share amounts)
                                         (Unaudited)
Revenues:
  Net sales                 $  254,736       $ 265,907  $513,429    $  551,718
  Royalties, franchise fees
   and other revenues        12,693    13,374   24,059   25,556
                              --------        --------  --------    --------
                            267,429   279,281  537,488  577,274
                              --------        --------      --------          --------
Costs and expenses:
  Cost of sales             191,831   203,725  378,227  416,672
  Advertising, selling
   and distribution          28,877    31,006   50,195   58,968
  General and administrative           28,974   32,271   59,836         64,614
  Facilities relocation
   and corporate restructuring          1,300      --     1,300            --
                              --------        --------      --------          --------
                            250,982   267,002  489,558  540,254
                              --------        --------      --------          --------
Operating profit             16,447    12,279   47,930   37,020
Interest expense            (18,433)  (20,374) (35,468) (39,131)
Other income, net             1,211    10,018    2,573   16,832
                              --------        --------      --------          --------
Income (loss) before income
  taxes                        (775)    1,923   15,035   14,721
Provision for income taxes     (812)     (913)  (7,837)  (6,992)
                              --------        --------      --------          --------
Net income (loss)           $(1,587)  $ 1,010  $ 7,198  $ 7,729
                              ========        ========      ========          ========
Income (loss) per share     $  (.13)  $   .03  $   .19  $   .26
                              ========        ========      ========          ========

See accompanying notes to condensed consolidated financial statements.

              TRIARC COMPANIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Six months ended
                                                 June 30,
                                               -------------------
                                             1994        1995
                                             ----        ----
                                               (In thousands)
                                                (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 7,198     $    7,729
  Adjustments to reconcile net income
   to net cash and cash equivalents
   used in operating activities:
     Depreciation and amortization of
      properties                            16,759      18,488
     Amortization of costs in excess of net
      assets of acquired companies           3,303       3,510
     Amortization of original issue discount,
      deferred financing costs and unearned
      compensation                           5,645       6,445
     Interest expense capitalized and not paid    1,610       1,778
     Gain on sales of timberland               --      (11,901)
     Payments (net of provision in 1994) of
       facilities relocation and corporate
       restructuring                             (9,075)               (3,104)
     Provision for (benefit from) deferred
      income taxes                           3,289        (110)
     Other, net                             (3,458)       (210)
     Changes in operating assets and
      liabilities:
       Decrease (increase) in:
         Receivables                            (18,387)               (9,637)
         Inventories                         4,032      (4,063)
         Restricted cash and cash equivalents and
          prepaid expenses and other current
          assets                               981      (4,867)
       Decrease in:
         Accounts payable and accrued expenses         (27,919)        (6,429)
                                               --------       --------
     Net cash and cash equivalents used in
        operating activities                    (16,022)               (2,371)
                                               --------       ---------
Cash flows from investing activities:
  Business acquisitions:
   Net current assets                          --         (448)
   Properties, net                              (10,254)               (5,571)
   Trademarks, favorable lease acquisition
     costs, non-compete agreement and other
     assets                                 (1,407)     (6,408)
   Capitalized leases assumed and note
     payable issued                          5,629       2,591
   Costs in excess of net assets acquired   (5,058)        (25)
                                               --------       ---------
                                                (11,090)               (9,861)
  Proceeds from sales of non-core businesses
    and properties                           1,580      17,178
  Capital expenditures                          (22,570)              (35,469)
  Net proceeds from sales of marketable securities       2,369          1,748
  Investment in preferred stock of affiliate        --                 (1,000)
                                               --------       ---------
   Net cash and cash equivalents used in
     investing activities                       (29,711)              (27,404)
                                               --------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt                   14,404                43,917
  Repayments of long-term debt                  (26,841)              (24,022)
  Payment of deferred financing costs          --       (3,370)
  Payment of preferred dividends            (2,916)        --
  Other                                       (937)       (545)
                                            --------   ---------
   Net cash and cash equivalents provided by
     (used in) financing activities             (16,290)               15,980
                                               --------       ---------
Net cash used in continuing operations          (62,023)              (13,795)
Net cash provided by (used in) discontinued
  operations                                      6,135                (1,333)
                                               --------       ---------
Net decrease in cash and cash equivalents       (55,888)              (15,128)
Cash and cash equivalents at beginning of period       118,801         80,064
                                               --------       ---------
Cash and cash equivalents at end of period  $    62,913       $        64,936
                                               ========       =========

See accompanying notes to condensed consolidated financial statements.

              TRIARC COMPANIES, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements
                           June 30, 1995
                            (Unaudited)

(1)     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-
X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1994 and June 30, 1995 and its results of operations for the three-month and six-month periods ended June 30, 1994 and 1995 and its cash flows for the six-month periods ended June 30, 1994 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K").

        Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)     Accounting Policies

        A summary of the Company's significant accounting policies is set forth in Note 1 to the consolidated financial statements in the Form 10-K. The accounting policy for its derivative financial instrument, however, as set forth in the Form 10-K is being clarified as follows:

Derivative Financial Instrument

        The Company has an interest rate swap agreement entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt. The Company calculates the estimated remaining amount to be paid or received under the interest rate swap agreement for the period from the last payment date to the end of the agreement based on the interest rate applicable at the financial statement date and recognizes such amount which applies to the period from the last payment date through the financial statement date as a component of interest expense. The recognition of gain or loss from the interest rate swap agreement is effectively correlated with the stated interest on the underlying debt. The payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, is being amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

(3)     Inventories

     The following is a summary of the components of inventories:

                                          December 31, June 30,
                                              1994       1995
                                              ----       ----
                                                (In thousands)
     Raw materials                          $ 26,490  $ 28,882
     Work in process                           7,803     8,396
     Finished goods                           71,369    73,161
                                            --------- ---------
                                            $105,662  $110,439
                                            ========= =========

(4)  Properties

     The following is a summary of the components of properties, net:

                                          December 31, June 30,
                                              1994       1995
                                              ----       ----
                                                (In thousands)

     Properties, at cost                    $515,109  $544,342
       Less accumulated depreciation
        and amortization                     208,816   220,295
                                            --------- ---------
                                            $306,293  $324,047
                                            ========= =========

(5)     Posner Settlement

      On January 9, 1995 the Company entered into a settlement agreement (the "Settlement Agreement") with Victor Posner and certain entities controlled by him (collectively, the "Posner Entities"). Pursuant to the Settlement Agreement all of the 5,982,866 shares of redeemable preferred stock, with an aggregate book value of $71,794,000 and which were owned by the Posner Entities, were converted into 4,985,722 shares of the Company's Class B Common Stock (the "Conversion"). Further, an additional 1,011,900 shares of Class B Common Stock (valued at an aggregate $12,016,000) were issued to the Posner Entities (the "Issuance") in consideration for, among other matters, (i) the settlement of all amounts due to the Posner Entities in connection with termination of the lease for the Company's former headquarters ($12,326,000) and (ii) an indemnification by certain of the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation and potential litigation relating to the Company and certain former affiliates. As a result of the Conversion and the Issuance, "Common stock" and "Additional paid-in capital" increased by $600,000 and $83,211,000, respectively, during the first six months of 1995.

      The settlement of the lease termination resulted in a pretax gain to the Company of $310,000. In addition, the Company released accruals for (i) litigation expenses of $773,000 and (ii) interest on the lease termination obligation of $638,000. Further, pursuant to the Settlement Agreement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company of the Posner Entities from certain claims that it may have and, in accordance with a court order issued on February 7, 1995, utilized a portion of such funds to make payments aggregating $3,150,000, all as detailed in Note 34 to the consolidated financial statements in the Form 10-K. Additionally, a special committee of the Company's Board of Directors which was established in 1991 in accordance with certain court proceedings and related settlements (the "Special Committee") was disbanded and the three court-appointed members of the Special Committee decided not to stand for re-election as directors of the Company at the 1995 annual shareholders meeting. In connection therewith, the vesting of such directors' restricted stock was accelerated resulting in the recognition of previously unamortized deferred compensation of $1,690,000 during the first quarter of 1995 included in "General and administrative". As a result of all of the above, the Company recorded pretax income of $2,881,000 relating to the Settlement Agreement, consisting of charges, net, to "General and administrative" of $69,000 and credits to "Other income, net" of $2,312,000 and to "Interest expense" of $638,000, during the first six months of 1995.

(6)   Other Income, Net

      Other income, net for the three-month and six-month periods ended June 30, 1995 consists of the following components:

                                     Three months   Six months
                                         ended         ended
                                     June 30, 1995 June 30, 1995
                                     ------------- -------------
                                           (In thousands)
      Gain on sale of excess timberland $       10,738      $   11,901
      Posner Settlement (Note 5)           --          2,312
      Insurance settlement for fire-
        damaged equipment                  --          1,875
      Other, net                          (720)          744
                                               -------         -------
                                        $       10,018      $   16,832
                                               =======         =======

(7)   FFCA Financing

      Effective as of May 1, 1995 two newly-formed wholly-owned subsidiaries (the "New Subsidiaries") of RC/Arby's Corporation ("RCAC" - a wholly-owned subsidiary of the Company), borrowed an aggregate of $37,294,000 from a commercial lender pursuant to a mortgage and equipment loan agreement (the "Mortgage Loan Agreement"). Outstanding borrowings under the Mortgage Loan Agreement as of June 30, 1995, net of repayments of $60,000, consisted of $34,347,000 of mortgage loans (the "Mortgage Loans") and $2,887,000 of equipment loans (the "Equipment Loans"), the proceeds of which are being or have been used (i) to fund capital expenditures, principally in the restaurant segment, (ii) for general corporate purposes and (iii) to pay related fees and expenses. The Mortgage Loans and Equipment Loans (the "Loans") bear interest at 11 1/2% plus, with respect to the Mortgage Loans, participating interest to the extent gross sales of the financed restaurants exceed certain defined levels which are in excess of current levels. The Mortgage Loans and Equipment Loans are repayable in equal monthly installments, including interest, over twenty years and seven years, respectively. The Loans are secured by restaurants and equipment with a net book value of approximately $32,000,000 as of June 30, 1995. In connection therewith, all of the equipment securing the Equipment Loans, with a net book value of $2,747,000 as of May 1, 1995, has been released as security for the payment of RCAC's 9 3/4% senior notes due 2000. The assets of Arby's Restaurant Development Corporation, one of the New Subsidiaries, will not be available to pay creditors of Triarc, RCAC or RCAC's wholly-owned subsidiary, Arby's, Inc., until the Loans to it have been repaid in full. Triarc, the New Subsidiaries and the commercial lender also entered into a commitment letter whereby the New Subsidiaries will be able to borrow up to an additional $50,000,000 through April 30, 1996, on substantially the same terms as described above (the "Mortgage Loan Commitment") to finance new restaurants. There were no borrowings made by the New Subsidiaries under the Mortgage Loan Commitment as of June 30, 1995.

(8)   Income (Loss) Per Share

      The common shares used in the calculations of income (loss) per share were as follows:

                                 Three months ended                   Six months ended
                                 June 30,         June 30,
                                 ---------------      ----------------
                               1994    1995     1994    1995
                               -----  ------   ------  ------
                                         (In thousands)
     Weighted average number of
       common shares outstanding       23,678   29,913  22,517         29,617
     Common equivalent shares -
      effect of dilutive stock
      options                    --       335      162     242
                               --------      --------  -------        -------

     Common and common equivalent
     shares                      23,678         30,248  22,679         29,859
                               ========        =======      =======             =======

     The income (loss) per share has been computed by dividing the net income (loss) applicable to common stockholders (net income (loss) less preferred stock dividend requirements of $1,458,000 and $2,916,000 for the three and six-month periods ended June 30, 1994, respectively) by the number of common and common equivalent shares above. Fully diluted income (loss) per share is not presented for any period since contingent issuances of common shares would have been antidilutive or had no effect on the income
(loss) per share.

(9)     Transactions with Related Parties

        The Company continues to have related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K.

(10)    Contingencies

        The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in Note 25 to the consolidated financial statements contained in the Form 10-K. In connection with the Settlement Agreement (see Note 5) and as described in the Form 10-
K, the Company received an indemnification from the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation relating to the Company and certain of its former affiliates.

        After considering amounts provided in previous periods, the Company does not believe that the contingencies referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(11)    Subsequent Events

Graniteville Credit Facility Amendment

        Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company, and C.H. Patrick & Co., Inc., a wholly-owned subsidiary of Graniteville, have a senior secured credit facility with Graniteville's commercial lender, the terms of which are disclosed in Note 13 to the Company's consolidated financial statements in the Form 10-K. On August 3, 1995 such credit facility was amended (the "Amended Credit Facility") thereby (i) increasing the maximum credit to $130,000,000 of revolving credit loans (the "Revolving Loan") and $86,000,000 of term loans (the "Term Loan"), (ii) extending maturities, (iii) lowering interest rates by approximately 1/4%, (iv) modifying the related financial covenant requirements and (v) modifying and extending Graniteville's factoring arrangement. The amended Revolving Loan does not require any amortization of principal prior to its expiration in 2000. The amended Term Loan is repayable in installments of $800,000 in 1995, $11,600,000 in 1996, $12,400,000 in 1997 through 1999 and $36,400,000 in 2000. On August 4, 1995
Graniteville borrowed $36,000,000 under the Amended Credit Facility which it loaned to Triarc. Triarc used $25,000,000 of such proceeds to make a capital contribution to Mistic Brands Inc. to partially fund the Mistic Acquisition described below.

Mistic Acquisition

        On August 9, 1995 a wholly-owned subsidiary of Triarc, Mistic Brands, Inc. ("Mistic"), acquired (the "Acquisition") substantially all of the assets and operations, subject to general operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under various trademarks and tradenames including "Mistic" and "Royal Mistic". The purchase price for the Acquisition, aggregating $97,000,000, subject to a post-closing adjustment, consisted of (i) $93,000,000 in cash, (ii) $1,000,000 of deferred purchase price to be paid in eight equal quarterly installments commencing in November 1995 and (iii) non-compete agreement payments aggregating $3,000,000 payable through December 1998 with payments commencing upon the later of August 1996 or a final settlement or judgement in the distributor litigation referred to below.

        The cash portion of the Acquisition purchase price was financed through (i) the aforementioned $25,000,000 capital contribution to Mistic from Triarc and (ii) borrowings under a new $80,000,000 senior debt financing with a bank which is expected to syndicate the financing (the "Mistic Bank Facility"). The Mistic Bank Facility consists of a $20,000,000 revolving credit facility (the "Revolver Facility") and a $60,000,000 term facility (the "Term Facility"), of which $11,500,000 and $60,000,000, respectively, were borrowed to fund the cash purchase price and $3,500,000 of fees and expenses related to the financing. Borrowings under the Mistic Bank Facility bear interest at the prime rate for a syndication period of up to sixty days and thereafter, at the Company's option, at varying LIBOR rates plus 2 3/4% or a base rate (the "Base Rate") (the higher of the Federal funds rate plus 1/2% or the prime rate) plus 1 1/2%. Borrowings under the Revolving Facility are due in full in August 1999. However, the Company must reduce the borrowings under the Revolving Facility for a period of thirty consecutive days between October 1 and March 31 each year to less than (a) $7,000,000 in the first year and (b) $5,000,000 in the second year and to $0 thereafter. Mistic must also make mandatory prepayments in an amount equal to 75% (for the years ended December 31, 1996 and 1997) and 50% (thereafter) of excess cash flow, as defined. Borrowings under the Term Facility are due $1,250,000 in 1995, $5,000,000 in 1996, $6,250,000 in 1997,
$10,000,000 in 1998, $11,250,000 in 1999, $15,000,000 in 2000 and
$11,250,000 in 2001. The borrowing base for the Revolving Facility is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Mistic Bank Facility agreement contains various covenants which, among other things, require meeting certain financial amount and ratio tests and prohibit dividends. Substantially all of Mistic's assets are pledged as security for obligations under the Mistic Bank Facility and Triarc has guaranteed the payment of such obligations. The common stock of Mistic owned by the Company has been pledged as collateral for such guarantee.

        In connection with the Mistic Bank Facility agreement, the Company granted the lending bank 30 stock appreciation rights for the equivalent of 3% of Mistic's outstanding common stock plus the equivalent shares represented by the stock appreciation rights discussed herein. In addition, two senior officers of Mistic were granted stock appreciation rights for the equivalent of 9.7% of the Mistic common stock owned by Triarc, of which one-third vest over time and two-thirds vest depending on the performance of Mistic. The stock appreciation rights provide for appreciation above a base price of $28,273 per share, which is equal to the Company's per share capital contribution to Mistic in connection with the Acquisition.

        The Acquisition will be accounted for in accordance with the purchase method of accounting. Accordingly, the assets and liabilities acquired will be recorded at their fair values and the excess of the purchase price over such fair values will be recorded as "Costs in excess of net assets of acquired companies".

        The following table sets forth summarized financial information of the Acquired Business as of and for the period ended December 31, 1994, the most recent audited period:

                                              Year ended
                                           December 31, 1994
                                           -----------------
                                            (In thousands)
Balance Sheet Data:
     Working capital                           $12,227
     Total assets                               23,801
     Stockholders' equity                       13,793

Operating Data:
     Revenues                                  $    128,786
     Operating income                           15,508
     Net income (a)                             12,096

[FN]

     (a)  The Acquired Business elected S Corporation status for
     Federal and certain state income tax purposes and, accordingly, the Acquired Business does not provide for such income taxes.
[FN]
PAGE

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 Compared with Six Months Ended June 30, 1994

                                    Revenues          Operating Profit
                               Six months ended       Six months ended
                                June 30,               June 30,
                               ------------------     ---------------
                             1994     1995      1994     1995
                             ----     ----      ----     ----
                                        (In thousands)

     Restaurants            $ 104,038       $  125,524  $9,357     $    6,453
     Soft Drinks             77,619   92,177    12,020   6,234
     Textiles                        273,673     282,848               16,366         16,688
     Liquefied Petroleum Gas          82,158    76,725  14,245          9,184
     Other                      --       --       (198)    (96)
     Unallocated general
       corporate expenses       --       --     (3,860) (1,443)
                             --------         --------     --------                 --------
                            $ 537,488       $  577,274  $    47,930          $        37,020
                             ========         ========     ========                 ========

     Revenues - Revenues increased $39.8 million to $577.3 million in the six months ended June 30, 1995.

     Restaurants - Revenues increased $21.5 million (20.7%) due to
     (i) a $20.0 million increase in net sales resulting from an average net increase of 49 (18.7%) company-owned restaurants partially offset by a $0.7 million (1.0%) decrease in company-owned same-store sales due to a decline in customer traffic in the first quarter and increased competitive discounting and (ii) a $1.5 million (6.4%) increase in royalties and franchise fees resulting primarily from an average net increase of 80 (3.3%) franchised restaurants and a 2.3% increase in franchised same-store sales.

     Soft Drinks - Revenues increased $14.5 million (18.8%) reflecting (i) $11.6 million of finished soft drink product sales of C&C and the soft drink segment's branded products (as opposed to concentrate) arising from the Company's January 1995 acquisition of the trademark and distribution rights for C&C products and the distribution rights for the soft drink segment's branded products in the New York metropolitan area (the "TriBev Acquisition"), (ii) a $2.4 million volume increase in private label concentrate sales resulting from continued international expansion and modest domestic growth and (iii) a $0.5 million volume increase in branded concentrate sales.

     Textiles - Revenues increased $9.2 million (3.4%) reflecting higher sales of indigo-dyed sportswear ($14.2 million), utility wear ($7.3 million) and specialty products ($2.5 million) significantly offset by lower sales of piece-dyed sportswear ($15.0 million). The sportswear and utility wear product lines experienced higher selling prices reflecting the partial pass-through of higher material costs. In addition to higher selling prices, indigo-dyed sportswear was also positively impacted by higher volume of $8.5 million due to improved market conditions reflecting the continued turnaround in the denim market which commenced in late 1994. The decrease in piece-dyed sportswear resulted from weak demand due to a poor retail market.

     Liquefied Petroleum Gas - Revenues decreased $5.3 million (6.6%) due to lower volume resulting from the exceptionally warm winter in virtually all markets where the liquefied petroleum gas segment has operations, offset slightly by higher selling prices reflecting higher costs.

     Gross profit increased $1.3 million to $160.6 million in the six months ended June 30, 1995 due to the increase in sales volume discussed above significantly offset by lower gross margins which decreased overall to 27.8% compared with 29.6% for the comparable prior year period.

     Restaurants - Margins decreased to 34.7% from 37.4% due primarily to (i) reduced operating cost efficiencies as a result of (a) start-up costs associated with the opening of new restaurants and (b) the decline in company-owned same-store sales volume noted above and (ii) the proportionately lower royalties and franchise fees (with no associated cost of sales) as a percentage of total revenues.

     Soft Drinks - Margins decreased to 66.0% from 76.6% due to the inclusion in the 1995 period of the lower margin finished product sales associated with the TriBev Acquisition noted above and, to a lesser extent, a shift in sales mix toward international sales where selling prices are lower.

     Textiles - Margins decreased to 12.5% from 13.2% principally due to the higher raw material cost of cotton (which reached its highest levels this century) and polyester and other manufacturing costs in 1995 which could not be fully passed on to customers in the form of higher selling prices.

     Liquefied Petroleum Gas - Margins decreased to 27.2% from 30.0% due to higher propane costs which could only be partially passed on in the form of higher selling prices because of increased competition induced by substantially warmer winter weather.

     Advertising, selling and distribution expenses increased $8.8 million to $59.0 million in the six months ended June 30, 1995. Such increase reflected (i) $6.0 million of higher expenses in the soft drink segment reflecting increased media and promotional activity supporting branded products and increased domestic and international key market development initiatives and (ii) $3.1 million of higher expenses in the restaurant segment primarily attributable to the increased number of company-owned restaurants and increased promotional food costs relating to competitive discounting, both partially offset by cost savings of the textile segment realized upon relocation of marketing functions from New York to Graniteville, South Carolina.

     General and administrative expenses increased $4.8 million to $64.6 million in the six months ended June 30, 1995 principally due to increasing costs associated with building an infrastructure to facilitate expansion plans primarily in the restaurant segment and, to a lesser extent, other general inflationary increases partially offset by lower corporate expenses resulting from the June 1994 closing of the Company's corporate office in West Palm Beach, Florida.

     The 1994 facilities relocation and corporate restructuring charges of $1.3 million consisted of severance costs relating to terminated corporate employees.

     Interest expense increased $3.7 million to $39.1 million in the six months ended June 30, 1995 due to higher average levels of debt partially offset by the release of an accrual for $0.6 million of interest in accordance with the settlement agreement with Victor Posner and lower average interest rates on the Company's floating-rate debt.

     Other income, net increased $14.3 million to $16.8 million in the six months ended June 30, 1995. The major components of this increase were (i) an $11.9 million gain on the sale of timberland, (ii) $2.3 million related to the January 1995 settlement agreement with Victor Posner, (iii) a $1.9 million gain on insurance recovery relating to fire-damaged equipment and
(iv) the minority interests in net income of consolidated subsidiary in the 1994 period of $1.3 million, all partially offset by a (i) $1.2 million loss from an equity investment in a Taiwanese joint venture and (ii) a $1.0 million nonrecurring realized gain in the prior year period in connection with the redemption of an investment previously written off.

     The provisions for income taxes in the six months ended June 30, 1995 and 1994 represent effective tax rates of 47.5% and 48.0%, respectively, which are higher than the Federal income tax statutory rate of 35% principally due to the effects of state income taxes, net of Federal benefit, and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes.

Three Months Ended June 30, 1995 Compared with Three Months Ended June 30,
1994

                                    Revenues          Operating Profit
                               Three months ended     Three months ended
                                June 30,               June 30,
                               ------------------     ---------------
                             1994     1995      1994     1995
                             ----     ----      ----     ----
                                        (In thousands)

     Restaurants            $55,202  $68,410    $5,732  $4,431
     Soft Drinks             42,367   46,661     4,429   1,553
     Textiles                        143,682     137,792      8,705     7,756
     Liquefied Petroleum Gas          26,178    26,418    (564)   (1,337)
     Other                      --       --       (198)    (71)
     Unallocated general
       corporate expenses       --       --     (1,657)    (53)
                             --------         --------     --------     --------
                            $ 267,429       $  279,281  $    16,447     $12,279
                             ========         ========     ========     ========

     Revenues increased $11.9 million to $279.3 million in the three months ended June 30, 1995.

     Restaurants - Revenues increased $13.2 million (23.9%) due to
     (i)a $12.5 million increase in net sales resulting from an average net increase of 52 (19.2%) company-owned restaurants which contributed $11.9 million to net sales and a $0.6 million (1.7%) increase in company-owned same-store sales due to an increase in customer traffic partially offset by increased competitive discounting and (ii) a $0.7 million (5.4%) increase in royalties and franchise fees resulting from an average net increase of 85 (3.5%) franchised restaurants and a 2.8% increase in franchised same-store sales.

     Soft Drinks - Revenues increased $4.3 million (10.1%) reflecting
     (i) $6.6 million of finished soft drink product sales of C&C and the soft drink segment's branded products arising from the TriBev Acquisition and (ii) a $0.3 million increase in private label concentrate sales, both partially offset by a $2.6 million volume decrease in branded concentrate sales reflecting lower bottler concentrate requirements following first quarter domestic forward buying in advance of an announced April 1 price increase.

     Textiles - Revenues decreased $5.9 million (4.1%) reflecting lower sales of piece-dyed sportswear ($11.4 million) partially offset by higher sales of indigo-dyed sportswear ($4.8 million). The decrease in sales of piece-dyed sportswear principally resulted from weak demand due to a poor retail market. The increase in indigo-dyed sportswear resulted from higher selling prices ($3.2 million) reflecting the partial pass-through of higher cotton costs and greater volume ($1.6 millon) reflecting the continued turnaround in the denim market.

     Liquefied Petroleum Gas - Revenues increased $0.2 million (0.9%) entirely due to higher volume.

     Gross profit was essentially unchanged in the three months ended June 30, 1995 as the effect of the Company's net increased sales volume discussed above was fully offset by a decrease in gross margin from 28.3% to 27.1%.

     Restaurants - Margins declined to 35.4% from 37.6% due entirely to the proportionately lower royalties and franchise fees (with no associated cost of sales) as a percentage of total revenues, partially offset by generally higher margins in recently opened or acquired company stores.

     Soft Drinks - Margins decreased to 64.8% from 74.9% due to the inclusion in the 1995 period of the lower margin finished product sales associated with the TriBev Acquisition noted above and, to a lesser extent, a shift in sales mix toward international sales where selling prices are lower.

     Textiles - Margins decreased to 12.1% from 12.9% principally due to higher raw material costs and other manufacturing costs in 1995 which could not be fully passed on to customers in the form of higher selling prices.

     Liquefied Petroleum Gas - Margins decreased to 16.8% from 17.6% due to higher propane costs which could only be partially passed on in the form of higher selling prices because of increased competition induced by substantially warmer weather this past winter.

     Advertising, selling and distribution expenses increased $2.1 million to $31.0 million in the three months ended June 30, 1995. Such increase consisted of (i) $2.0 million of higher expenses in the restaurant segment primarily attributable to the increased number of company-owned restaurants and increased promotional food costs relating to competitive discounting and
(ii) $1.1 million of higher expenses in the soft drink segment reflecting increased promotional activity supporting branded products and increased domestic key market development initiatives, both partially offset by lower expenses of the textile segment principally due to the cost savings realized upon relocation of certain marketing functions.

     General and administrative expenses increased $3.3 millon to $32.3 million in the three months ended June 30, 1995 due to increasing costs associated with building an infrastructure to facilitate expansion plans primarily in the restaurant segment and, to a lesser extent, other general inflationary increases, partially offset by lower corporate expenses resulting from the June 1994 closing of the Company's corporate office in West Palm Beach.

     The 1994 facilities relocation and corporate restructuring charges of $1.3 million consisted of severance costs relating to terminated corporate employees.

     Interest expense increased $1.9 million to $20.4 million in the three months ended June 30, 1995 due to higher average levels of debt slightly offset by lower average interest rates on the Company's floating-rate debt.

     Other income, net increased $8.8 million to $10.0 million in the three months ended June 30, 1995 principally due to a $10.7 million gain on the sale of timberland partially offset by a $0.9 million loss from an equity investment in a Taiwanese joint venture and other losses on certain assets sold or held for sale.

     The Company had a provision for income taxes in the three months ended June 30, 1995 which represents an effective tax rate of 47.5% which is higher than the Federal income tax statutory rate and a provision for taxes in the three months ended June 30, 1994 despite a pretax loss. Such variances are principally due to the effects of state income taxes, net of Federal benefit, and amortization of costs in excess of net assets of acquired companies, and in the 1994 period, the effect of a year-to-date increase in the estimated full year 1994 effective tax rate to 48% in the second quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash and cash equivalents (collectively, "cash") decreased $15.1 million during the six months ended June 30, 1995 to $64.9 million at June 30, 1995. Such decrease reflects cash used in (i) operating activities of $2.4 million, (ii) investing activities of $27.4 million (see below) and (iii) discontinued operations of $1.3 million, all partially offset by cash provided by financing activities of $16.0 million (see below). The net cash used in operating activities reflects net income of $7.7 million plus non-cash charges for depreciation and amortization of $28.4 million offset by (i) changes in operating assets and liabilities of $25.0 million, (ii) the reporting of the net gain on the sale of excess timberland of $11.9 million within investing activities and (iii) other items, net of $1.6 million. The change in operating assets and liabilities consists of increases in (i) receivables of $9.6 million, (ii) inventories of $4.1 million and (iii) restricted cash and prepaid expenses and other current assets of $4.9 million and (iv) a decrease in accounts payable and accrued expenses of $6.4 million. The Company expects that operations for the remainder of 1995 will result in positive cash flows from operations. The cash used in investing activities principally reflects (i) capital expenditures of $35.5 million and (ii) cash paid for restaurant and soft drink acquisitions of $9.9 million, partially offset by proceeds from sales of non-core businesses and properties of $17.2 million, including $15.7 million of proceeds from the sale of timberland. The cash provided by financing activities principally reflects borrowings of long-term debt of $43.9 million partially offset by payments of related deferred financing costs of $3.4 million and debt repayments of $24.0 million.

     Total stockholders' equity improved to $62.4 million at June 30, 1995 from a deficit of $31.8 million at December 31, 1994. Such improvement was due to (i) the $83.8 million effect of the Company's issuances of its Class B Common Stock in connection with the settlement agreement described in Note 5 to the accompanying condensed consolidated financial statements, (ii) net income of $7.7 million, (iii) the recognition of $1.7 million of previously unamortized deferred compensation and (iv) $1.0 million of other net increases.

     Consolidated capital expenditures, excluding properties of business acquisitions and including capital leases of $0.4 million, amounted to $35.9 million for the six months ended June 30, 1995. As of such date, there were approximately $31.8 million of outstanding commitments for capital expenditures. Such amount includes (i) $6.6 million of cash restricted for the purchase of equipment and (ii) $15.1 million required to be reinvested by RC/Arby's Corporation ("RCAC") in "core business assets" (most likely capital expenditures or acquisitions) on or before October 31, 1995 as a result of the sale of restaurants to subsidiaries of RCAC in accordance with the indenture pursuant to which its 9 3/4% Senior Notes were issued. The Company expects that capital expenditures during the remainder of 1995 will approximate $49.5 million, including the $31.8 million of commitments as of June 30, 1995, subject to the availability of cash and other financing sources. These actual and anticipated expenditures reflect increased spending levels principally in the restaurant segment in furtherance of its business strategies, principally for construction of new company-owned restaurants and remodeling of older restaurants (including the replacement of equipment). RCAC anticipates financing its capital expenditures for new restaurants (expected to approximate $27.2 million) with the proceeds remaining from borrowings under the Mortgage Loan Agreement (see below), which as of June 30, 1995 amounted to $7.3 million and new borrowings under the $50.0 million Mortgage Loan Commitment (see below) which are restricted to financing new restaurants. However, capital expenditures financed with proceeds from borrowings under the Mortgage Loan Agreement or the Mortgage Loan Commitment do not qualify as amounts required to be reinvested in core business assets pursuant to the Senior Note indenture. RCAC intends to meet a portion of its capital expenditure requirements with capitalized leases, additions to which are limited to $15.0 million annually in accordance with the Senior Note indenture (of which approximately $4.7 million has been used through June 30, 1995 principally for business acquisitions and deferred software costs). The Company anticipates that it will meet its remaining capital expenditure requirements, including those required to be reinvested in core business assets, through cash, cash restricted for capital expenditures, cash flows from operations, if any, leasing arrangements and other borrowings.

     Cash paid for business acquisitions amounted to $9.9 million during the six months ended June 30, 1995 almost entirely due to acquisitions in the Company's restaurant and soft drink segments. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions, as appropriate, to build and strengthen its existing businesses. In connection therewith, in July 1995 the Company utilized cash of $3.7 million to acquire 15 previously franchised restaurants. In addition, Arby's Inc. ("Arby's", a wholly-owned subsidiary of RCAC) signed a letter of intent with ZuZu, Inc. ("ZuZu"), a Dallas-based Mexican restaurant chain, whereby the Company or an affiliate will acquire for $5.3 million in cash, approximately 12.5% of ZuZu's common stock as well as options to purchase up to an additional 37.5% of ZuZu's common stock within the next three years. Arby's currently intends to assign its rights under the letter of intent to the Company. The Company expects to close the initial 12.5% purchase during the third quarter of 1995; however, such closing is conditioned upon the satisfactory completion of due diligence procedures and other customary closing conditions.

     More significantly, on August 9, 1995 a wholly-owned subsidiary of Triarc, Mistic Brands, Inc. ("Mistic"), acquired (the "Acquisition") substantially all of the assets and operations, subject to general operating liabilities, as defined, of certain companies which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under various trademarks and tradenames including "Mistic" and "Royal Mistic", for an aggregate purchase price of $97.0 million, subject to a post-closing adjustment. The financing of the Acquisition was obtained through capital contribution to Mistic from Triarc from proceeds of a loan to Triarc from Graniteville Company ("Graniteville", a wholly-owned subsidiary of the Company) and (ii) borrowings under a new senior debt financing (the "Mistic Bank Facility"). See Note 11 to the accompanying condensed consolidated financial statements for further discussion of the Acquisition, the related financing and an amendment to Graniteville's credit facility (as amended, the "Amended Credit Facility") obtained in order to make the loan to Triarc noted above.

     The Company's principal operating subsidiaries each have various credit facilities, including term loans, or senior note issuances outstanding which are described in detail in Note 13 to the consolidated financial statements contained in the Form 10-K supplemented by the disclosure in Note 11 to the accompanying condensed consolidated financial statements of the Amended Credit Facility and the Mistic Bank Facility. At June 30, 1995 Graniteville had $18.2 million of unused availability under its credit facility (as of August 4, 1995 following a $36.0 million loan to Triarc, Graniteville had $18.0 million of unused availability under its Amended Credit Facility). National Propane Corporation ("National Propane") effectively had $3.7 million of unused availability under its bank facility for general purposes and $30.0 million available, to fund, in part, the redemption, prior to December 31, 1995, of the $45.0 million outstanding principal amount of the 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") of Southeastern Public Service Company ("SEPSCO"). After the consummation of the Acquisition, Mistic had $5.5 million available under the Mistic Bank Facility.

     Effective as of May 1, 1995 two newly-formed wholly-owned subsidiaries (the "New Subsidiaries") of RCAC borrowed an aggregate of $37.3 million from a commercial lender pursuant to a mortgage and equipment loan agreement (the "Mortgage Loan Agreement"). Outstanding borrowings under the Mortgage Loan Agreement as of June 30, 1995, net of repayments of $0.1 million, were $37.2 million. See Note 7 to the accompanying condensed consolidated financial statements for further discussion relating to borrowings under the Mortgage Loan Agreement. Triarc, the New Subsidiaries and the commercial lender also entered into a commitment letter whereby the New Subsidiaries will be able to borrow up to an additional $50.0 million through April 30, 1996, on substantially the same terms as described above (the "Mortgage Loan Commitment"). Borrowings under both the Mortgage Loan Agreement and the Mortgage Loan Commitment are restricted to the financing of new restaurants. Principal repayments required under the Mortgage Loan Agreement aggregate $0.4 million during the remainder of 1995. There were no borrowings under the Mortgage Loan Commitment as of June 30, 1995.

     Under the Company's various debt agreements, including the Mistic Bank Facility entered into subsequent to June 30, 1995, substantially all of the Company's assets are pledged as security. In addition, obligations under
(i) RCAC's 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown Company, Inc. ("Royal Crown") and Arby's and (ii) Graniteville's Amended Credit Facility, National Propane's bank facility, the Mortgage Loan Agreement and the Mistic Bank Facility have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26.5 million), National Propane, SEPSCO and Mistic owned by the Company is pledged.

     The Company's debt instruments require aggregate principal payments of $8.4 million during the remainder of 1995, exclusive of requirements for the planned early repayment of the 11 7/8% Debentures. In connection with the merger of Public Gas Company and National Propane which occurred in June 1995, the Company presently intends to cause SEPSCO to repay the $45.0 million principal amount of its 11 7/8% Debentures prior to maturity during 1995 with proceeds from a $30.0 million revolving loan (due 2000) under National Propane's bank facility (as previously discussed) and from SEPSCO's existing cash and marketable securities ($30.0 million as of June 30, 1995).

     The Company's program, announced in late 1994, to repurchase up to $20.0 million of its Class A Common Stock, expired in June 1995 following the repurchase of 133,700 shares for an aggregate cost of $1.5 million.

     As of June 30, 1995 the Company's principal cash requirements for the remainder of 1995 consist principally of capital expenditures of approximately $49.5 million to the extent not leased, debt principal payments aggregating $53.4 million (including the intended repayment prior to maturity of the 11 7/8% Debentures) and $8.0 million for the consummated and proposed restaurant acquisitions noted above. The Company anticipates meeting such requirements through existing cash and cash equivalents and marketable securities, cash flows from operations, if any, $30.0 million of restricted borrowings under National Propane's bank facility, borrowings under the Mortgage Loan Agreement and the Mortgage Loan Commitment (restricted to financing new company-owned restaurants), borrowings available under Graniteville's and National Propane's credit facilities, and financing a portion of its capital expenditures through capital leases and operating lease arrangements.

Triarc

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends to Triarc by subsidiaries and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

     Under the terms of the various indentures and credit arrangements, Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc for the remainder of 1995, except that SEPSCO may make loans or advances to Triarc and its subsidiaries.

     As of June 30, 1995, Triarc had outstanding external indebtedness consisting of a $39.2 million 9 1/2% note (including interest capitalized as additional principal of $5.0 million). In addition, Triarc owed subsidiaries an aggregate principal amount of $247.6 million, consisting of notes in the principal amounts of $51.6 million, $75.1 million, $32.7 million and $6.8 million to CFC Holdings, Graniteville, SEPSCO and subsidiaries of RCAC, respectively (which bear interest at rates ranging from 9 1/2% to 11 7/8%) and $81.4 million of non-interest bearing advances owed to National Propane. In addition to the indebtedness detailed above, as previously discussed, Triarc borrowed $36.0 million from Graniteville in August 1995 under a note bearing interest at 9 1/2%. Of such indebtedness to subsidiaries Triarc repaid $5.5 million to RCAC in August 1995. No other principal payments are due during the second half of 1995 and only the notes payable to Graniteville require the payment of cash interest (40% commencing with the October 15, 1995 interest payment). As of June 30, 1995 Triarc had notes receivable from RCAC and its subsidiaries in the aggregate amount of $16.7 million which are due in 1998 and 2000 and which bear interest rate at 11 7/8%.

     Triarc believes that its expected sources of cash, principally cash on hand of $16.2 million as of June 30, 1995, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements to the extent such subsidiaries are able to pay and net payments received under tax sharing agreements with certain subsidiaries, which the Company does not anticipate having to remit to the IRS due to the availability of operating loss, depletion and tax credit carryforwards, will be sufficient to enable it to meet its short-term cash needs.

RCAC

     As of June 30, 1995, RCAC's principal cash requirements for the remainder of 1995, exclusive of operating cash flows, consist principally of capital expenditures of approximately $38.7 million to the extent not leased, $3.7 million for the July 1995 restaurant acquisition noted above, funding for additional acquisitions, if any, and debt (including borrowings under the Mortgage Loan Agreement) and affiliated note principal repayments of $2.0 million and $9.5 million of borrowings from a subsidiary of Triarc subsequent to June 30, 1995 which matures in September 1995. RCAC anticipates meeting such requirements through cash flows from operations, $5.5 million of advances to Triarc collected subsequent to June 30, 1995 and financing a portion of its capital expenditures through the $7.3 millon of proceeds remaining from borrowings under the Mortgage Loan Agreement, availability under the $50.0 million Mortgage Loan Commitment for new restaurants, capital leases and operating lease arrangements. Should RCAC's cash resources be insufficient to meet its cash requirements, RCAC would seek to extend the maturity of the $9.5 million of borrowings due to a subsidiary of Triarc in September 1995. The ability of RCAC to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

National Propane

     As of June 30, 1995, National Propane's principal cash requirements for the remainder of 1995, exclusive of operating cash flows, consist principally of capital expenditures of approximately $2.4 million, debt principal repayments of $4.3 million and funding for acquisitions, if any. National Propane anticipates meeting such requirements through continuing positive cash flows from operations supplemented, as necessary, by available borrowings of up to $3.7 million under its bank facility and capital lease arrangements. Should National Propane's cash resources be insufficient to meet its cash requirements, National Propane may need to reduce its capital expenditures, negotiate relief under its bank facility or arrange for alternative financing from Triarc.

Graniteville

     The Company expects that the continuing positive operating cash flows of Graniteville and available borrowings, if required, under the Amended Credit Facility will be sufficient to enable Graniteville to meet its 1995 cash requirements.

SEPSCO

     SEPSCO's principal cash requirement for the remainder of 1994 results from the previously discussed intention to redeem the 11 7/8% Debentures by December 31, 1995. The Company expects that SEPSCO's existing cash and cash equivalents and marketable securities of $30.0 million at June 30, 1995 (of which approximately $15.0 million is anticipated to be utilized in connection with the repayment of the 11 7/8% Debentures) will be more than adequate to meet its other cash requirements. Should such cash not be adequate, SEPSCO has a note receivable from RCAC due September 30, 1995 which, if it is collected (see above), would supplement any cash requirements.

Discontinued Operations

     As of June 30, 1995 the Company has completed the sale of substantially all of its discontinued operations but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally two notes from the sale of the refrigeration business) which may be collected, the benefits of which, however, have not been recorded.

Contingencies

     The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K. In connection with the Settlement Agreement (see Note 5 to the accompanying condensed consolidated financial statements) and as described in the Form 10-K, the Company received an indemnification from the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation relating to the Company and certain of its former affiliates.

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

              TRIARC COMPANIES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

     On June 8, 1995, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Leon Kalvaria, Hugh
     L. Carey, Clive Chajet, Stanley R. Jaffe, M.L. Lowenkron, David E. Schwab II, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, amending certain provisions of the Company's 1993 Equity Participation Plan, and proposal 3, ratifying the appointment of Deloitte & Touche, LLP as the Company's independent certified public accountants.

     The voting on the above matters is set forth below:

     Election of Directors

     Nominee                   Votes For    Votes Withheld
     -------                   ---------    ---------------

     Nelson Peltz              21,156,475   130,983
     Peter W. May              21,156,751   130,707
     Leon Kalvaria             21,156,803   130,655
     Hugh L. Carey             21,151,473             135,985
     Clive Chajet              21,156,615             130,843
     Stanley R. Jaffe          21,146,408             141,050
     M.L. Lowenkron            21,147,815             139,643
     David E. Schwab II        21,155,526             131,932
     Raymond S. Troubh         21,142,508             144,950
     Gerald Tsai, Jr.          21,149,608             137,850

     Proposal 2 - There were 19,487,909 votes for, 1,614,250 votes against and 185,299 abstentions.

     Proposal 3 - There were 21,210,980 votes for, 36,808 votes against and 39,670 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

    2.1 - Asset Purchase Agreement, among Mistic Brands, Inc., Joseph Victori Wines, Inc., Best Flavors, Inc., Nature's Own Beverage Company and Joseph Umbach, dated as of August 9, 1995, incorporated herein by reference to Exhibit 2.1 to registrant's Current Report on Form 8-K dated August 9, 1995 (SEC File No. 1-
          2207).

  10.1 - Credit Agreement, among Mistic Brands, Inc., The Chase Manhattan Bank (National Association), as Agent, and other banks signatory thereto, dated as of August 9, 1995, incorporated herein by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K dated August 9, 1995 (SEC File No. 1-2207).

  10.2 - Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement, among Graniteville Company, C.H. Patrick & Co., Inc., The CIT Group/Commercial Services, Inc., as agent, and other financial institutions party thereto, dated as of August 3, 1995, incorporated herein by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K dated August 9, 1995 (SEC File No. 1-2207).

  27.1 - Financial Data Schedule for the six-month period ended June 30, 1995, submitted to the Securities and Exchange Commission in electronic format.

  99.1 - Press release dated August 9, 1995, incorporated herein by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K dated August 9, 1995 (SEC File No. 1-2207).

    (b)   Reports on Form 8-K

         The registrant filed a report on Form 8-K dated June 28, 1995 with respect to the execution by the registrant of a letter of intent to acquire substantially all of the assets of Joseph Victori Wines, Inc., Best Flavors, Inc. and Nature's Own Beverage Company.

         The registrant filed a report on Form 8-K dated August 9, 1995 with respect to the closing of the acquisition by a wholly-owned subsidiary of the registrant of substantially all of the assets of Joseph Victori Wines, Inc., Best Flavors, Inc. and Nature's Own Beverage Company.

              TRIARC COMPANIES, INC. AND SUBSIDIARIES




                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRIARC COMPANIES, INC.




Date:  August 14, 1995                   By: /S/ JOSEPH A. LEVATO
                                         ----------------------------------
                                         Joseph A. Levato
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (On behalf of the Company)



                                          By: /S/ FRED H. SCHAEFER
                                          -----------------------------------
                                          Fred H. Schaefer
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal accounting officer)
PAGE