Form 10-Q
period 1995-09-30
TRIARC COMPANIES INC
filed 1995-11-14
CIK 30697

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

   There were 23,910,296 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of October 31, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31,September 30,
                                                    1994        1995
                                                 -----------------------
                                                    (In thousands)
                     ASSETS                          (A)     (Unaudited)
Current assets:
   Cash and cash equivalents                     $ 80,064   $  39,046
   Restricted cash and cash equivalents             6,804       4,990
   Marketable securities                            9,453       7,602
   Receivables, net                               141,377     158,433
   Inventories                                    105,662     137,605
   Deferred income tax benefit                      6,023       5,347
   Prepaid expenses and other current assets        9,766       9,622
                                                ---------   -----------
     Total current assets                         359,149     362,645
Properties, net                                   306,293     341,632
Unamortized costs in excess of net assets of
   acquired companies                             202,797     282,443
Deferred costs and other assets                    53,928      75,955
                                                ---------   -----------
                                                 $ 922,167  $1,062,675
                                                =========   ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt             $ 52,061   $  43,719
   Accounts payable                                59,152      59,776
   Accrued facilities relocation and corporate
    restructuring costs                            22,773       6,016
   Other accrued expenses                          89,019      90,558
                                                --------- -----------
    Total current liabilities                     223,005     200,069
                                                --------- -----------
Long-term debt                                    612,118     754,434
Deferred income taxes                              22,701      21,112
Deferred income and other liabilities              24,332      29,789
Redeemable preferred stock                         71,794         --
Stockholders' equity (deficit):
   Common stock                                     2,798       3,398
   Additional paid-in capital                      79,497     162,037
   Accumulated deficit                            (60,929)    (58,976)
   Treasury stock                                 (45,473)    (46,015)
   Other                                           (7,676)     (3,173)
                                                ---------   -----------
    Total stockholders' equity (deficit)          (31,783)     57,271
                                                ---------   -----------
                                                 $922,167   $1,062,675
                                                =========   ===========

(A) Derived from the audited consolidated financial statements as of December 31, 1994.

    See accompanying notes to condensed consolidated financial statements.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Three months ended  Nine months ended
                                          September 30,      September 30,
                                        ----------------    ---------------
                                          1994     1995      1994     1995
                                          ----     ----      ----     ----
                                       (In thousands except per share amounts)
                                                     (Unaudited)
Revenues:
   Net sales                           $242,821  $277,362 $756,250  $829,080
   Royalties, franchise fees
    and other revenues                   13,322   14,513    37,381   40,069
                                      ------------------ ------------------
                                        256,143  291,875   793,631  869,149
                                      ------------------ ---------  ---------
Costs and expenses:
   Cost of sales                        183,238  210,682   561,465  627,354
   Advertising, selling
    and distribution                     32,120   36,067    82,315   95,035
   General and administrative            29,330   32,413    89,166   97,027
   Facilities relocation and
    corporate restructuring               5,500      --      6,800      --
                                      ------------------ ---------  ---------
                                        250,188  279,162   739,746  819,416
                                      ------------------ ---------  ---------
Operating profit                          5,955   12,713    53,885   49,733
Interest expense                        (18,280) (21,266)  (53,748) (60,397)
Other income (expense), net               6,780     (959)    9,353   15,873
                                      ------------------ ---------  ---------

Income (loss) before income taxes        (5,545)  (9,512)    9,490    5,209
Benefit from (provision for)
 income taxes                             2,662    3,736    (5,175)  (3,256)
                                      ------------------ ---------  ---------
Net income (loss)                      $ (2,883) $(5,776) $  4,315  $ 1,953
                                      ================== =========  =========
Income (loss) per share                $   (.18) $  (.19) $    --   $   .07
                                      ================== =========  =========

    See accompanying notes to condensed consolidated financial statements.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Nine months ended
                                                       September 30,
                                                   -------------------
                                                    1994         1995
                                                    ----         ----
                                                      (In thousands)
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                     $ 4,315    $  1,953
   Adjustments to reconcile net income
    to net cash used in operating activities:
     Depreciation and amortization of
      properties                                   25,167      27,912
     Amortization of costs in excess of net
      assets of acquired companies                  5,123       6,116
     Amortization of original issue discount,
      deferred financing costs and unearned
      compensation                                  8,328       8,979
     Gain on sales of timberland in 1995 and
      natural gas and oil business in 1994         (6,043)    (11,971)
     Payments (net of provision in 1994) of
      facilities relocation and corporate
      restructuring charges                        (7,049)     (3,794)
     Provision for (benefit from) deferred
      income taxes                                  3,045        (913)
     Other, net                                    (3,312)      3,978
     Changes in operating assets and
       liabilities:
       Decrease (increase) in:
        Receivables                               (13,599)        (89)
        Inventories                                 2,825     (18,750)
        Restricted cash and cash equivalents and
         prepaid expenses and other current
         assets                                     5,839       2,487
       Decrease in accounts payable and accrued
        expenses                                  (48,807)    (20,462)
                                                 --------    --------
      Net cash used in operating activities       (24,168)     (4,554)
                                                 --------    --------
Cash flows from investing activities:
   Business acquisitions:
    Accounts receivable                               --      (18,482)
    Inventories                                       --      (13,193)
    Properties, net                               (12,130)    (13,109)
    Costs in excess of net assets of businesses
     acquired                                      (7,287)    (85,905)
    Accounts payable and accrued expenses             --       23,751
    Capitalized leases assumed                      6,078       3,180
    Other assets, net                              (1,762)     (7,528)
                                                 --------    --------
                                                  (15,101)   (111,286)
   Proceeds from sales of non-core businesses
    and properties                                 25,109      17,872
   Capital expenditures                           (34,395)    (55,976)
   Net proceeds from sales of marketable securities   991       2,054
   Investments in common stock of affiliates       (7,198)     (5,340)
   Investment in preferred stock of affiliate         --       (1,000)
                                                  --------  ---------
    Net cash used in investing activities         (30,594)   (153,676)
                                                 --------   ---------
Cash flows from financing activities:
   Proceeds from long-term debt                    21,199     156,772
   Repayments of long-term debt                   (38,095)    (28,753)
   Payment of deferred financing costs                --       (8,340)
   Payment of preferred dividends                  (5,833)        --
   Other                                             (937)       (545)
                                                  --------  ---------
    Net cash provided by (used in) financing
      activities                                  (23,666)    119,134
                                                 --------   ---------
Net cash used in continuing operations            (78,428)    (39,096)
Net cash provided by (used in) discontinued
   operations                                       6,791      (1,922)
                                                 --------   ---------
Net decrease in cash and cash equivalents         (71,637)    (41,018)
Cash and cash equivalents at beginning of period  118,801      80,064
                                                 --------   ---------
Cash and cash equivalents at end of period        $47,164    $ 39,046
                                                 ========   =========

    See accompanying notes to condensed consolidated financial statements.

             TRIARC COMPANIES, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1995
                           (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1994 and September 30, 1995, its results of operations for the three-month and nine-month periods ended September 30, 1994 and 1995 and its cash flows for the nine-month periods ended September 30, 1994 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K").

     Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)  Accounting Policies

     A summary of the Company's significant accounting policies is set forth in Note 1 to the consolidated financial statements in the Form 10-K. The accounting policy for its derivative financial instrument, however, as set forth in the Form 10-K has been clarified as follows:

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

(3)  Inventories

     The following is a summary of the components of inventories:

                                        December 31,September 30,
                                            1994        1995
                                            ----        ----
                                              (In thousands)
     Raw materials                        $26,490     $ 37,513
     Work in process                        7,803        7,992
     Finished goods                        71,369       92,100
                                          ---------  ---------
                                          $105,662    $137,605
                                          =========  =========

(4)  Properties

     The following is a summary of the components of properties, net:

                                        December 31,September 30,
                                            1994        1995
                                            ----        ----
                                              (In thousands)

     Properties, at cost                  $515,109    $567,704
      Less accumulated depreciation
       and amortization                   208,816      226,072
                                          ---------  ---------
                                          $306,293    $341,632
                                          =========  =========

(5)  Other Income (Expense), Net

     Other income (expense), net for the three-month and nine-month periods ended September 30, 1995 consists of the following components:

                                           Three months ended Nine months ended
                                              September 30,     September 30,
                                           ------------------ -----------------
                                              1994    1995      1994    1995
                                              ----    ----      ----    ----
                                                      (In thousands)
      Gain on sale of excess timberland     $  --    $   70   $  --    $11,971
      Gain on sale of natural gas and oil
        business                             6,043      --     6,043      --
      Interest income                          876      863    3,071    2,707
      Equity in loss and writedown of
        investment in 1995 of affiliates       (87)  (1,355)     (87)  (2,547)
      Posner Settlement (Note 7)               --       --       --     2,312
      Insurance settlement for fire-
        damaged equipment                      --       --       --     1,875
      Other, net                               (52)    (537)     326     (445)
                                            ------   ------   ------   ------
                                            $6,780   $ (959)  $9,353   $15,873
                                            ======   ======   ======   ======

(6)   Income (Loss) Per Share

   The income (loss) per share has been computed by dividing the net income
(loss) applicable to common stockholders (net income (loss) less preferred stock dividend requirements of $1,458,000 and $4,375,000 for the three and nine-month periods ended September 30, 1994, respectively) by the number of common and common equivalent shares below. The common and common equivalent shares used in the calculations of income (loss) per share were 24,042,000 and 29,906,000 for the three-month periods ended September 30, 1994 and 1995, respectively, and 23,014,000 and 29,715,000 for the nine-month periods ended September 30, 1994 and 1995, respectively. Fully diluted income
(loss) per share is not presented for any period since contingent issuances of common shares would have been antidilutive or had no effect on the income
(loss) per share.

(7)   Posner Settlement

      On January 9, 1995 the Company entered into a settlement agreement (the "Settlement Agreement") with Victor Posner and certain entities controlled by him (collectively, the "Posner Entities") as described more fully in Note 34 to the consolidated financial statements in the Form 10-K ("Note 34"). In connection therewith, all of the 5,982,866 shares of redeemable preferred stock, with an aggregate book value of $71,794,000 and which were owned by the Posner Entities, were converted into 4,985,722 shares of the Company's Class B Common Stock (the "Conversion"). Further, an additional 1,011,900 shares of Class B Common Stock (valued at an aggregate $12,016,000) were issued to the Posner Entities (the "Issuance") for consideration set forth in Note 34. As a result of the Conversion and the Issuance, "Common stock" and "Additional paid-in capital" increased by $600,000 and $83,211,000, respectively, during the first quarter of 1995.

      As part of the Settlement Agreement, all amounts due to the Posner Entities in connection with the termination of the lease for the Company's former headquarters were settled resulting in a pretax gain to the Company of $310,000. In addition, the Company released accruals for (i) litigation expenses of $773,000 and (ii) interest on the lease termination obligation of $638,000. Further, pursuant to the Settlement Agreement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company of the Posner Entities from certain claims that it may have and, in accordance with a court order issued on February 7, 1995, utilized a portion of such funds to make payments aggregating $3,150,000, all as detailed in Note 34. Additionally, the special committee of the Company's Board of Directors was disbanded and the three court-appointed members of the special committee decided not to stand for re-election as directors of the Company at the 1995 annual shareholders meeting. In connection therewith, the vesting of such directors' restricted stock was accelerated resulting in the recognition of previously unamortized deferred compensation of $1,690,000 during the first quarter of 1995 included in "General and administrative". As a result of all of the above, the Company recorded pretax income of $2,881,000 relating to the Settlement Agreement, consisting of charges, net, to "General and administrative" of $69,000 and credits to "Other income, net" of $2,312,000 and to "Interest expense" of $638,000, during the first quarter of 1995.

(8)   FFCA Financing

      Effective as of May 1, 1995 two newly-formed wholly-owned subsidiaries (the "New Subsidiaries") of RC/Arby's Corporation ("RCAC", a wholly-owned subsidiary of the Company), borrowed an aggregate of $37,294,000 from a commercial lender pursuant to mortgage and equipment loan agreements (as amended October 13, 1995, the "Mortgage Loan Agreements"). Such proceeds are being or have been used principally to fund capital expenditures in the restaurant segment and, to a lesser extent, to pay related fees and expenses and for general corporate purposes. Outstanding borrowings under the Mortgage Loan Agreements as of September 30, 1995 consisted of $34,233,000 of mortgage loans (the "Mortgage Loans") and $2,818,000 of equipment loans (the "Equipment Loans"). The Mortgage Loans and Equipment Loans (the "Loans") bear interest at 11 1/2% plus, with respect to the Mortgage Loans, participating interest to the extent gross sales of the financed restaurants exceed certain defined levels which are in excess of current levels. The Mortgage Loans and Equipment Loans are repayable in equal monthly installments, including interest, over twenty years and seven years, respectively. The Loans are secured by restaurants and equipment with a net book value of approximately $32,700,000 as of September 30, 1995. In connection therewith, all of the equipment securing the Equipment Loans, with a net book value of $2,747,000 as of May 1, 1995, was released as security for the payment of RCAC's 9 3/4% senior notes due 2000. The Mortgage Loan Agreements permit the New Subsidiaries to obtain additional loans aggregating up to $50,000,000 through December 31, 1996 (the "Additional Loans"), to finance new company-owned restaurants whose sites are identified to the lender by April 30, 1996, on substantially the same terms as described above, except that the Additional Loans shall bear interest at 11 1/4% (subject to adjustment, should the 10-year United States Treasury Note rate fall below 5 1/2% or rise above 8% at the time of borrowing, and also subject to participating interest as described above). There were no Additional Loans outstanding as of September 30, 1995. The assets of Arby's Restaurant Development Corporation, one of the New Subsidiaries, will not be available to pay creditors of Triarc, RCAC or RCAC's wholly-owned subsidiary, Arby's, Inc., until the Loans and any Additional Loans to it have been repaid in full.

(9)   Graniteville Credit Facility Amendment

      Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company and C.H. Patrick & Co., Inc. ("C.H. Patrick"), Graniteville's wholly-owned subsidiary, have a senior secured credit facility with Graniteville's commercial lender, the terms of which are disclosed in Note 13 to the Company's consolidated financial statements in the Form 10-K. On August 3, 1995 such credit facility was amended (the "Amended Credit Facility") thereby (i) increasing the maximum credit to $130,000,000 of revolving credit loans (the "Revolving Loan") and $86,000,000 of term loans (the "Term Loan"), (ii) extending maturities, (iii) lowering interest rates by approximately 1/4%, (iv) modifying the related financial covenant requirements and (v) modifying and extending Graniteville's factoring arrangement. The amended Revolving Loan does not require any amortization of principal prior to its expiration in 2000. The amended Term Loan is repayable in installments of $800,000 in November 1995, $11,600,000 in 1996, $12,400,000 in 1997 through 1999 and $36,400,000 in 2000. On August 4, 1995
Graniteville borrowed $36,000,000 under the Amended Credit Facility which it loaned to Triarc. Triarc used $25,000,000 of such proceeds to make a capital contribution to Mistic Brands, Inc. to partially fund the Mistic Acquisition described below. On August 25, 1995 Graniteville entered into a two-year interest rate cap agreement required by the Amended Credit Facility which effectively caps Graniteville's interest rate on $108,000,000 of its borrowings by providing for the Company to receive payment of the excess, if any, of the 90-day LIBOR rate (5.95% at September 30, 1995) over 9% on the $108,000,000 contract amount. Assuming consummation of the sale of the textile division of Graniteville (see Note 11), the buyer will assume $174,400,000 of Graniteville's long-term debt, including debt under the Amended Credit Facility in the currently estimated amount of approximately $163,000,000.

(10)  Acquisitions

      On August 9, 1995 a wholly-owned subsidiary of Triarc, Mistic Brands, Inc. ("Mistic Brands"), acquired (the "Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under various trademarks and tradenames including "Mistic" and "Royal Mistic". The purchase price for the Acquisition, aggregating $97,000,000, subject to a post-closing adjustment, consisted of (i) $93,000,000 in cash, (ii) $1,000,000 of deferred purchase price to be paid in eight equal quarterly installments commencing in November 1995 and (iii) non-compete agreement payments aggregating $3,000,000 payable through December 1998 with payments commencing upon the later of August 1996 or a final settlement or judgement in the distributor litigation referred to below.

      The cash portion of the Acquisition purchase price was financed through (i) the aforementioned $25,000,000 capital contribution to Mistic Brands from Triarc and (ii) borrowings under a new $80,000,000 senior debt financing (the "Mistic Bank Facility") with a syndicate of banks. The Mistic Bank Facility consists of a $20,000,000 revolving credit facility (the "Revolving Facility") and a $60,000,000 term facility (the "Term Facility"), of which $11,500,000 and $60,000,000, respectively, were borrowed to fund the cash purchase price and approximately $3,500,000 of fees and expenses related to the financing. Borrowings under the Mistic Bank Facility bore interest at the prime rate through October 16, 1995 and thereafter, at the Company's option, at varying LIBOR rates for periods of one, two, three or six months plus 2 3/4% or a base rate equal to 1 1/2% plus the higher of the Federal funds rate plus 1/2% or the prime rate. On November 1, 1995 Mistic Brands entered into a two-year interest rate cap agreement required by the Mistic Bank Facility which effectively caps the interest rate on borrowings in the initial amount of $30,000,000 and subsequently reduced by Term Facility repayments (the "Contract Amount").
In accordance therewith, the Company will receive payment of the excess, if any, of the 90-day LIBOR rate over 7 1/2% on the Contract Amount. Borrowings under the Revolving Facility are due in full in August 1999. However, the Company must reduce the borrowings under the Revolving Facility for a period of thirty consecutive days between October 1 and March 31 each year to less than (a) $7,000,000 in the first year and (b) $5,000,000 in the second year and to $0 thereafter (such requirement has been met subsequent to September 30, 1995 for the October 1995/March 1996 period). Mistic Brands must also make mandatory prepayments in an amount equal to 75% (for the years ended December 31, 1996 and 1997) and 50% (thereafter) of excess cash flow, as defined. Borrowings under the Term Facility are due $1,250,000 in 1995, $5,000,000 in 1996, $6,250,000 in 1997, $10,000,000 in 1998, $11,250,000 in
1999, $15,000,000 in 2000 and $11,250,000 in 2001.  The borrowing base for the Revolving Facility is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Mistic Bank Facility agreement contains various covenants which, among other things, require meeting certain financial amount and ratio tests and prohibit dividends. Substantially all of the assets of Mistic Brands are pledged as security for obligations under the Mistic Bank Facility and Triarc has guaranteed the payment of such obligations. The common stock of Mistic Brands owned by the Company has been pledged as collateral for such guarantee.

      The Company granted the syndicating lending bank in connection with the Mistic Bank Facility agreement and two senior officers of Mistic Brands stock appreciation rights (the "Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic Brands' outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vest over time and two-thirds vest depending on the performance of Mistic Brands. The Rights provide for appreciation in the per-share value of Mistic Brands above a base price of $28,637 per share, which is equal to the Company's per share capital contribution to Mistic Brands in connection with the Acquisition. The Company will recognize periodically the estimated increase in the value of the Rights; such amounts in the third quarter were not significant.

      The Acquisition is being accounted for in accordance with the purchase method of accounting. Preliminarily, the excess of the purchase price over the assets and liabilities acquired has been recorded as $3,000,000 of "Other assets" relating to the deferred non-compete payments and as $83,783,000 of "Costs in excess of net assets of acquired companies" ("Goodwill"). The evaluation of purchase accounting adjustments has not been completed. It is anticipated, however, that the final determination of the allocation of the excess purchase price will materially impact only other intangible assets, with an offsetting reduction to Goodwill.

      The results of operations of the Acquired Business have been included in the accompanying consolidated statements of operations from the date of acquisition. The following pro forma condensed financial statements of the Company give effect to the Acquisition and related financing as if they had been consummated on January 1, 1994 based on preliminary estimates of purchase accounting allocations for the Acquisition. The pro forma condensed financial statements are presented for comparative purposes only and do not purport to be indicative of the actual results of operations had the Acquisition actually been consummated on January 1, 1994 or of the future results of operations of the combined company.

                      For the Year Ended December 31, 1994
                                      The     Acquired     Pro Forma
                                    Company   Business    Adjustments   Pro Forma

                                    -------   ---------  ------------   ---------
                                       (In thousands except per share data)
Revenues                         $1,062,251 $ 128,786    $     --      $ 1,191,307
                               ============ =========    =========     ===========
Operating profit                     68,933    13,765 (i)   (6,918)(a)      75,780
Interest expense                    (72,980)      (31)      (7,972)(b)
(80,983)
Other income (expense), net           3,566    (1,813)(i)      --            1,753
                               ------------ ---------    ---------     -----------
Income (loss) before income taxes      (481)   11,921      (14,890)         (3,450)
(Provision for) benefit from
  income taxes                       (1,612)      175        5,792 (c)        (282)
                                                            (4,637)(d)
                               ------------ ---------    ---------     -----------
Net income from continuing
  operations (loss)              $   (2,093)$  12,096   $    (13,735)   $   (3,732)
                               ============ =========    ============  ===========
Net income from continuing
  operations (loss) per share    $     (.34)                            $     (.41)
                               ============                            ===========

                 For the Nine Months Ended September 30, 1995
                                              Acquired
                                              Business
                                              January 1
                                            to August 8,
                                      The    1995 (Pre-    Pro Forma
                                    Company Acquisition)  Adjustments  Pro Forma
                                    -------  ----------- ------------  --------
                                       (In thousands except per share data)
Revenues                            $869,149  $83,662     $    --    $ 952,811
                                  ========= =========    =========  ==========
Operating profit                     49,733       204 (i)   (4,210)(a)  45,727
Interest expense                    (60,397)      (16)      (5,837)(b) (66,250)
Other income (expense), net          15,873       (64)(i)      --       15,809
                                  --------- ---------     --------- ----------
Income (loss) before taxes            5,209       124      (10,047)     (4,714)
(Provision for) benefit from
 income taxes                        (3,256)     (104)       3,908 (c)     500
                                                               (48)(d)
                                  --------- ---------     --------- ----------
Net income (loss)                   $ 1,953   $    20     $ (6,187)  $  (4,214)
                                  ========= =========     ========= ==========
Net income (loss) per share         $  0.07                          $   (0.14)
                                  =========                         ==========

   (i)  The results of operations of the Acquired Business included in the above pro forma condensed financial statements reflect the following significant, non-recurring charges:

                                                                    Nine months
                                                   Year ended          ended
                                                  December 31,     September 30,
                                                      1994             1995
                                                      ----             ----
                                                          (In thousands)
        Operating profit
          Legal fees and settlement costs
            related to distributor litigation        $1,743          $ 4,500
          Provision for inventory obsolensce            --               804
                                                    -------          -------
                                                      1,743            5,304
        Other income (expense)
          Costs of unsuccessful initial public
            offering                                  1,347              --
          Other                                         --               300
                                                    -------          -------
                                                     $3,090          $ 5,604
                                                    =======          =======

   (a)  To reflect the amortization of (i) the $3,000,000 of deferred non-compete payments over a life of 3 years and (ii) the estimated $83,783,000 of
        Goodwill resulting from the Acquisition over an estimated average life of 14 years.  Such average life for Goodwill may be different upon finalization of purchase accounting for the Acquisition.

   (b)  Represents adjustments to interest expense as follows:

                                                                    Nine months
                                                   Year ended          ended
                                                  December 31,     September 30,
                                                      1994             1995
                                                      ----             ----
                                                          (In thousands)
          Interest expense on the portion of
            additional borrowings under
            Graniteville's credit facility
            which were utilized in connection
            with the Acquisition                     $2,004          $ 1,433
          Interest expense on borrowings under
            the Mistic Bank Facility                  5,163            3,892
          Amortization of approximately $3,200,000
            of deferred financing costs related to
            the Mistic Bank Facility                    805              512
                                                    -------          -------
                                                     $7,972          $ 5,837
                                                    =======          =======

   (c) To reflect the estimated income tax effect of the above adjustments at 38.9%.

   (d) To reflect an income tax (provision) benefit on the pretax income of the Acquired Business at 38.9%. Such provision or benefit is not reflected in the reported results of operations of the Acquired Business due to its S
        Corporation status prior to the Acquisition.

        In addition to the Acquisition, the Company consummated several other acquisitions during the nine months ended September 30, 1995, principally in the restaurant and liquefied petroleum gas segments, for cash of $18,286,000 and the assumption of $3,180,000 of capitalized lease obligations. In addition, the Company acquired, for cash of $5,340,000, approximately 12.5% of the common stock of ZuZu, Inc. ("ZuZu"), a Dallas-based Mexican restaurant chain, as well as options to purchase up to an additional 37.5% of ZuZu's common stock within the next three years.

(11)  Sale of Textile Division

        On September 22, 1995 the Company entered into a letter of intent with Galey & Lord, Inc. ("Galey & Lord") whereby Galey & Lord will acquire the textile division of Graniteville, including the assumption by the buyer of $174,400,000 of Graniteville's long-term debt. The textile division being sold excludes the assets of C.H. Patrick and certain other assets, principally real estate and a note receivable from Triarc, not directly related to the textile division being sold. The textile division had revenues in the currently estimated amounts of $497,000,000 and $376,000,000, operating profit in the currently estimated amounts of $21,000,000 and $15,000,000 and net income in the currently estimated amounts of $3,073,000 and $507,000 for the year ended December 31, 1994 and the nine months ended September 30, 1995, respectively. Galey & Lord had revenues of $451,130,000 and $387,787,000 and net income of $17,283,000 and
$9,504,000 for their fiscal year ended October 1, 1994 and the nine months ended July 1, 1995, respectively.

        The letter of intent contemplates the issuance by Galey & Lord of 34.5% of its outstanding common stock, on a fully diluted basis, to the Company. Using the current number of outstanding common shares of Galey & Lord and a per share price of $12.50 (the October 31, 1995 closing price on the New York Stock Exchange), such issuance would aggregate approximately 6,400,000 newly-issued shares with an aggregate market value of approximately $80,000,000.

        The Company's investment in the new combined company will be accounted for in accordance with the equity method. Since the sale of the textile division is considered to be an exchange of productive assets, the investment will be initially recorded at the book value of the textile division's net assets relinquished (currently estimated at approximately $72,000,000 as of September 30, 1995) and no gain or loss will be recorded as the result of such sale. Since the Company will retain a significant interest in the combined company, the results of the textile division are, and will continue to be until the closing date of the sale, reported in the continuing operations of the Company.

        Consummation of the transaction is subject to the execution of a definitive agreement, approval by the board of directors and stockholders of Galey & Lord and the Company's board of directors, regulatory approvals and other customary closing conditions. The Company presently believes the transaction will close during the first half of 1996.


(12) Transactions with Related Parties

     The Company continues to have related party transactions of the same nature and general magnitude as those described in Note 28 to the consolidated financial statements contained in the Form 10-K.

(13) Income Taxes

     The Internal Revenue Service is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued to date, principally during the third quarter of 1995, notices of proposed adjustments increasing taxable income by approximately $66,000,000, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company believes that adequate aggregate provisions have been made in 1995 and prior periods for any tax liabilities, including interest, that may result from the resolution of such proposed adjustments.

(14) Contingencies

     The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in Note 25 to the consolidated financial statements contained in the Form 10-K ("Note 25"). The following summarizes the significant changes to that disclosure.

     In connection with the Settlement Agreement (see Note 7) and as described in the Form 10-K, the Company received an indemnification from the Posner Entities of any claims or expenses incurred after December 1, 1994 involving the NVF Litigation and the APL Litigation (both as defined in Note
25) against the Company and certain of its former affiliates. In October 1995 Triarc commenced an action against Victor Posner and a Posner Entity for breach of the Settlement Agreement. In May 1995 a global settlement in principle was reached pursuant to which all claims against the Company in the NVF Litigation will be dismissed and the Company will bear no liability. This settlement is subject to the approval of the bankruptcy court, which has scheduled a hearing for November 15, 1995.

     On or about June 30, 1995, the Chesapeake Litigation (see Note 25) was settled resulting in Chesapeake Insurance paying $200,000 to NVF in full and final settlement.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared with Nine Months Ended September 30, 1994

                                  Revenues      Operating Profit
                              Nine months ended Nine months ended
                                September 30,     September 30,
                             -----------------  -----------------
                              1994       1995    1994       1995
                              ----       ----    ----       ----
                                      (In thousands)
     Restaurants            $162,441  $198,362  $13,924   $10,588
     Soft Drinks             115,735   159,292  12,255      8,781
     Textiles                407,147   409,034  24,996     23,290
     Liquefied Petroleum Gas 108,308   102,461  13,296      7,164
     Other                       --        --     (438)      (330)
     Unallocated general
        corporate expenses       --        --  (10,148)(a)    240 (b)
                            --------  -------- -------    --------
                            $793,631  $869,149  $53,885   $49,733
                            ========  ======== =======    ========

           (a) Includes $6,800 of facilities relocation and corporate restructuring charges.

           (b) Includes $3,000 of gain from reduction of insurance loss reserves.

     Revenues - Revenues increased $75.5 million to $869.1 million in the nine months ended September 30, 1995.

     Restaurants - Revenues increased $35.9 million (22.1%) due to
     (i) $35.4 million of net sales from an average net increase of 61 (22.9%) company-owned restaurants, partially offset by a $2.2 million (2.0%) decrease in company-owned same-store sales due primarily to increased competitive discounting and (ii) a $2.7 million (7.3%) increase in royalties and franchise fees.

     Soft Drinks - Revenues increased $43.6 million (37.6%) consisting principally of (i) $22.9 million of revenues from Mistic Brands, Inc. ("Mistic Brands"), the Company's new age/alternative beverage business acquired August 9, 1995 and
     (ii) $16.7 million of finished soft drink product sales (as opposed to concentrate) arising from the Company's January 1995 Tribev acquisition (the "TriBev Acquisition"). The remaining increase of $4.0 million is principally attributable to (i) a $2.5 million volume increase in private label concentrate sales resulting from continued international expansion and modest domestic growth and (ii) $1.3 million of sales from the launch of Royal Crown Draft Premium Cola ("Draft Cola") in the New York and Los Angeles metropolitan areas commencing late in the 1995 second quarter.

     Textiles - Revenues increased $1.9 million (0.5%) reflecting higher sales of indigo-dyed sportswear ($22.0 million), utility wear ($4.0 million) and specialty products ($0.9 million) significantly offset by lower sales of piece-dyed sportswear ($25.0 million). Selling prices for the sportswear and utility wear product lines rose reflecting the partial pass-through of higher cotton and polyester costs. In addition to higher selling prices, indigo-dyed sportswear was also positively impacted by higher volume amounting to $12.6 million due to improved market conditions reflecting the continued turnaround in the denim market which commenced in late 1994. The decrease in piece-dyed sportswear revenue was attributable to a $26.9 million volume decrease which resulted from weak demand due to a poor retail market.

     Liquefied Petroleum Gas - Revenues decreased $5.8 million (5.4%) due to lower volume resulting from the exceptionally warm weather this past winter, offset slightly by higher selling prices reflecting higher costs.

     Gross profit increased $9.6 million to $241.8 million in the nine months ended September 30, 1995 due to (i) the acquisition of Mistic Brands ($8.9 million) and (ii) the Tribev Acquisition ($2.0 million). Aside from the effect of the new soft drink businesses, gross profit decreased $1.3 million due to lower gross margins, which decreased overall to 27.8% compared with 29.3% for the comparable prior year period.

     Restaurants - Margins decreased to 33.5% from 37.2% due primarily to (i) start-up costs associated with the significantly higher number of new restaurant openings, (ii) increased competitive discounting noted above and (iii) proportionately lower royalties and franchise fees (with no associated cost of sales) as a percentage of total revenues.

     Soft Drinks - Margins decreased to 62.6% from 76.8% due to the inclusion in the 1995 period of the lower-margin finished product sales associated with Mistic Brands (38.9%) and the Tribev Acquisition (12.0%), lower margins associated with the finished product sales of Draft Cola and, to a lesser extent, a shift in sales mix toward international sales where selling prices are lower.

     Textiles - Margins decreased to 12.3% from 13.3% principally due to the higher raw material cost of cotton (which reached its highest levels this century) and polyester and other manufacturing cost increases in 1995 which could not be fully passed on to customers in the form of higher selling prices.

     Liquefied Petroleum Gas - Margins decreased to 24.6% from 26.5% due to higher propane costs which could only be partially passed on to customers in the form of higher selling prices because of increased competition as a result of the continuing effects of the substantially warmer weather this past winter.

     Advertising, selling and distribution expenses increased $12.7 million to $95.0 million in the nine months ended September 30, 1995 of which $5.1 million relates to the soft drink acquisitions. The remaining increase of $7.6 million reflects (i) $7.1 million of higher expenses in the soft drink segment due to increased spending in connection with the introduction of Draft Cola and increased media and promotional activity supporting branded concentrate products and (ii) $4.1 million of higher expenses in the restaurant segment primarily attributable to the increased number of company-owned restaurants and increased promotional food costs relating to competitive discounting, both partially offset by cost savings of the textile segment realized upon relocation of marketing functions from New York to Graniteville, South Carolina.

     General and administrative expenses increased $7.9 million to $97.0 million in the nine months ended September 30, 1995 of which $2.7 million relates to the soft drink acquisitions. The remaining increase of $5.2 million is principally due to increasing costs associated with building an infrastructure to facilitate expansion plans primarily in the restaurant segment and other general inflationary increases partially offset by lower corporate expenses resulting from (i) a $3.0 million third quarter reduction in insurance loss reserves established in prior years for the former insurance operations and (ii) the June 1994 closing of the Company's corporate office in West Palm Beach, Florida and related restructuring.

     The 1994 facilities relocation and corporate restructuring charges of $6.8 million consisted of (i) a loss on the sublease of Triarc's former corporate office in West Palm Beach, Florida, (ii) estimated relocation costs of employees formerly located in the West Palm Beach office relocated during the third quarter of 1994 and (iii) severance costs related to terminated corporate employees.

     Interest expense increased $6.6 million to $60.4 million in the nine months ended September 30, 1995 entirely due to higher average levels of debt.

     Other income, net increased $6.5 million to $15.9 million in the nine months ended September 30, 1995. The major components of this increase were
(i) a $12.0 million gain on the sale of timberland, (ii) a $2.3 million gain related to a January 1995 settlement agreement with Victor Posner, (iii) a $1.9 million gain on an insurance recovery relating to fire-damaged equipment and (iv) the minority interests in net income of a consolidated subsidiary in the 1994 period of $1.3 million. These increases were partially offset by (i) a $6.0 million gain on the sale of the Company's natural gas and oil business in the third quarter of 1994, (ii) $1.7 million equity in the net loss of a Taiwanese joint venture investment made in August 1994, (iii) a $1.0 million nonrecurring realized gain in the prior year period in connection with the redemption of an investment previously written off and (iv) a $0.8 million third quarter 1995 writedown of a preferred stock investment in a soft drink distributor.

     The provisions for income taxes in the nine months ended September 30, 1994 and 1995 represent effective tax rates of 54.5% and 62.5%, respectively, which are higher than the Federal income tax statutory rate of 35.0% principally due to goodwill amortization which is not deductible for income tax purposes and the effects of state income taxes, net of Federal benefit. Such rate is higher in the 1995 period due to the proportionately greater effect of goodwill amortization in relation to the lower pretax income.

Three Months Ended September 30, 1995 Compared with Three Months Ended September 30, 1994

                                Revenues          Operating Profit
                           Three months ended    Three months ended
                              September 30,         September 30,
                           ------------------    ------------------
                              1994     1995       1994       1995
                              ----     ----       ----       ----
                                      (In thousands)
     Restaurants             $58,404  $ 72,838   $ 4,567    $ 4,135
     Soft Drinks              38,116    67,115       235      2,547
     Textiles                133,474   126,186     8,630      6,602
     Liquefied Petroleum Gas  26,149    25,736      (949)    (2,020)
     Other                       --       --        (240)      (234)
     Unallocated general
        corporate expenses       --       --      (6,288)(a)  1,683 (b)
                            ---------  -------   --------   --------
                             $256,143 $291,875  $   5,955   $ 12,713
                            =========  =======   ========   ========

           (a) Includes $5,500 of facilities relocation and corporate restructuring charges.
           (b) Includes $3,000 of gain from reduction of insurance loss reserves.

     Revenues increased $35.7 million to $291.9 million in the three months ended September 30, 1995.

     Restaurants - Revenues increased $14.4 million (24.7%) due to
     (i) an increase of $14.7 million of net sales from an average net increase of 84 (30.8%) company-owned restaurants partially offset by a $1.5 million (3.9%) decrease in company-owned same-store sales due primarily to increased competitive discounting and (ii) a $1.2 million (9.1%) increase in royalties and franchise fees.

     Soft Drinks - Revenues increased $29.0 million (76.1%) consisting principally of (i) $22.9 million of revenues from Mistic Brands and (ii) $5.0 million of sales associated with the Tribev Acquisition. The remaining increase of $1.1 million is primarily attributable to sales of Draft Cola. Such increases are net of the $0.7 million negative effect on branded concentrate sales due to a decline in sales to the Company's third largest independent bottler, the Seven-UP/RC Bottling Company of Southern California, which has been experiencing financial difficulties.

     Textiles - Revenues decreased $7.3 million (5.5%) reflecting lower sales of piece-dyed sportswear ($10.0 million), utility wear ($3.2 million) and specialty products ($1.7 million), partially offset by higher sales of indigo-dyed sportswear ($7.9 million). Selling prices for the sportswear and utility wear product lines rose reflecting the partial pass-through of higher cotton and polyester costs. The decrease in sales of piece-dyed sportswear was due to the $10.7 million effect of lower volume which resulted from weak demand due to a poor retail market.
     The increase in indigo-dyed sportswear, in addition to higher selling prices, resulted from greater volume ($4.1 millon) reflecting the continued turnaround in the denim market. Lower sales volume of utility wear of $5.2 million, reflecting weak demand and a poor retail market, more than offset the higher selling prices.

     Liquefied Petroleum Gas - Revenues decreased $0.4 million (1.6%) entirely due to lower volume.

     Gross profit increased $8.3 million to $81.2 million in the three months ended September 30, 1995 due to (i) the acquisition of Mistic Brands ($8.9 million) and (ii) the Tribev Acquisition ($0.7 million). Aside from the effect of the new soft drink businesses, gross profit decreased $1.3 million due to lower gross margins, which decreased overall to 27.1% compared with 28.5% for the comparable prior year period.

     Restaurants - Margins declined to 31.5% from 36.8% due to (i) start up costs associated with the significantly higher number of new restaurant openings, (ii) increased competitive discounting and (iii) proportionately lower royalties and franchise fees (with no associated cost of sales) as a percentage of total revenues.

     Soft Drinks - Margins decreased to 58.0% from 77.0% due to the inclusion in the 1995 period of the lower-margin finished product sales associated with Mistic Brands (38.9%)and the Tribev Acquisition (14.5%), lower margins associated with Draft Cola and, to a lesser extent, a shift in sales mix toward international sales where selling prices are lower.

     Textiles - Margins decreased to 11.9% from 13.5% principally due to higher raw material costs and other manufacturing costs in 1995 which could not be fully passed on to customers in the form of higher selling prices.

     Liquefied Petroleum Gas - Margins increased to 16.9% from 15.4% due to lower labor costs reflecting headcount reductions and lower casualty insurance costs substantially offset by higher propane costs which could only be partially passed on to customers in the form of higher selling prices because of increased competition induced by substantially warmer weather this past winter.

     Advertising, selling and distribution expenses increased $3.9 million to $36.1 million in the three months ended September 30, 1995 of which $3.6 million relates to the soft drink acquisitions.

     General and administrative expenses increased $3.1 millon to $32.4 million in the three months ended September 30, 1995 of which $2.6 million relates to the soft drink acquisitions. The remaining increase of $0.5 million is principally due to increasing costs associated with building an infrastructure to facilitate expansion plans primarily in the restaurant segment and, to a lesser extent, other general inflationary increases, mostly offset by lower corporate expenses resulting from a $3.0 million third quarter reduction in insurance loss reserves.

     The 1994 facilities relocation and corporate restructuring charges of $5.5 million consisted of the same types of charges previously discussed.

     Interest expense increased $3.0 million to $21.3 million in the three months ended September 30, 1995 due to higher average levels of debt partially offset by the October 1994 refinancing of $49.0 million principal amount of certain fixed-rate debt with lower, variable-rate debt.

     Other income, net amounted to an expense of $1.0 million in the three months ended September 30, 1995 compared with income of $6.8 million in the prior year quarter due to (i) a $6.0 million gain on the 1994 sale of the Company's natural gas and oil business, (ii) a $0.8 million writedown of a 1995 preferred stock investment in a soft drink distributor, (iii) $0.5 million equity in the net loss in a Taiwanese joint venture investment made in August 1994 and (iv) losses on the sale of properties.

     The benefits from income taxes for the three months ended September 30, 1994 and 1995 represent effective rates of 48.0% and 39.3%, respectively, resulting from the reductions of the tax provisions recorded in the first half of the respective years on pretax income representing rates which were higher than the Federal income tax statutory rate principally due to the effects of state income taxes, net of Federal benefit, and goodwill amortization. The effective rate for the tax benefit in the 1995 quarter was lower than it otherwise would have been due to the catch-up effect of a year-to-date increase in the estimated full year 1995 effective tax rate from 47.5% to 62.5% relating to pretax income of the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash and cash equivalents (collectively, "cash") decreased $41.0 million during the nine months ended September 30, 1995 to $39.0 million reflecting cash used in (i) operating activities of $4.5 million, (ii) investing activities of $153.7 million and (iii) discontinued operations of $1.9 million, all partially offset by cash provided by financing activities of $119.1 million. The net cash used in operating activities primarily reflects net income of $2.0 million plus non-cash charges for depreciation and amortization of $43.0 million offset by (i) changes in operating assets and liabilities of $36.8 million and (ii) the reporting of the net gain on the sale of excess timberland of $12.0 million within investing activities. The change in operating assets and liabilities principally consists of an increase in inventories of $18.7 million and a decrease in accounts payable and accrued expenses of $20.5 million. The increase in inventories is primarily due to higher quantities and higher unit costs reflecting increases in raw material prices. The decrease in accounts payable and accrued expenses was due to the timing of payments including semi-annual interest payments. The Company expects that operations for the remainder of 1995 will result in positive cash flows from operations. The cash used in investing activities principally reflects (i) $111.3 million of cash paid for business acquisitions including $93.0 million for the August 1995 Mistic Brands acquisition and (ii) capital expenditures of $56.0 million. The cash provided by financing activities principally reflects borrowings of long-term debt of $156.8 million partially offset by debt repayments of $28.8 million and payments of deferred financing costs of $8.3 million.

     Total stockholders' equity improved to $57.3 million at September 30, 1995 from a deficit of $31.8 million at December 31, 1994. Such improvement was due to (i) the $83.8 million effect of the Company's issuances of its Class B Common Stock in connection with the settlement agreement described in Note 7 to the accompanying condensed consolidated financial statements,
(ii) net income of $2.0 million, (iii) the recognition of $1.7 million of previously unamortized deferred compensation and (iv) $1.6 million of other net increases.

     Consolidated capital expenditures, excluding business acquisitions and including capital leases, amounted to $56.4 million for the nine months ended September 30, 1995. The Company expects that capital expenditures during the remainder of 1995 will approximate $16.0 million, of which there were approximately $12.0 million of outstanding commitments as of September 30, 1995. These actual and anticipated expenditures reflect increased spending levels over 1994 principally in the restaurant segment in furtherance of its business strategies, principally for construction of new company-owned restaurants and remodeling of older restaurants, but reflect a $16.8 million reduction of previously planned expenditures in the restaurant segment primarily as a result of the cancellation of certain projects and the deferral of certain other spending to 1996. RC/Arby's Corporation ("RCAC", an indirect wholly-owned subsidiary of the Company) anticipates financing its capital expenditures of approximately $10.0 million with existing cash ($9.3 million as of September 30, 1995), cash flows from its operations and/or borrowings under the Mortgage Loan Agreements (see below). The Company anticipates that it will meet its remaining capital expenditure requirements through cash including $0.7 million of cash restricted for capital expenditures, cash flows from operations, if any, and leasing arrangements.

     Cash paid for business acquisitions amounted to $111.3 million during the nine months ended September 30, 1995. During such period the Company completed (i) the Mistic Brands acquisition (see Note 10 to the accompanying condensed consolidated financial statements for a detailed discussion of the acquisition and related financing) for cash of $93.0 million, (ii) the acquisition of 51 previously franchised restaurants for cash of $10.8 million, the assumption of approximately $2.7 million of capitalized lease obligations and the assumption of additional leases, (iii) liquefied petroleum gas acquisitions for aggregate cash of $4.6 million and the assumption of approximately $0.5 million of capitalized lease obligations and (iv) the Tribev Acquisition for cash of $2.9 million. In addition, in September 1995 the Company acquired, for cash of $5.3 million, approximately 12.5% of the common stock of ZuZu, Inc. ("ZuZu"), a Dallas-based Mexican restaurant chain, as well as options to purchase up to an additional 37.5% of ZuZu's common stock within the next three years. The Company also made a $1.0 million investment in a soft drink distributor which distributes Royal Crown soft drinks and other beverages predominantly in New York City and Long Island, New York. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions, as appropriate, to build and strengthen its existing businesses.

     On September 22, 1995 the Company entered into a letter of intent with Galey & Lord, Inc. ("Galey & Lord") whereby Galey & Lord will acquire the textile division of Graniteville Company ("Graniteville", a wholly-owned subsidiary of the Company), including the assumption by the buyer of $174.4
million of Graniteville's long-term debt.   The letter of intent
contemplates the issuance by Galey & Lord of 34.5% of its outstanding common stock, on a fully diluted basis, to the Company. See Note 11 to the accompanying condensed consolidated financial statements for further details regarding the sale and the textile division being sold. Assuming such transaction is consummated, the Company does not expect its investment in the new combined company to be a current source of cash since cash dividends are not currently paid on the common stock of Galey & Lord.

     The Company's principal operating subsidiaries each have various credit facilities, including revolving and term loans, or senior note issuances outstanding which are described in detail in Note 13 to the consolidated financial statements contained in the Form 10-K supplemented by the disclosure in Notes 9 and 10 to the accompanying condensed consolidated financial statements of Graniteville's amended credit facility and the Mistic Brands' bank facility, respectively. At September 30, 1995 Graniteville had $12.5 million of unused availability under its credit facility. National Propane Corporation ("National Propane", an indirect wholly-owned subsidiary of the Company) effectively had $4.0 million of unused availability under its bank facility for general purposes and $30.0 million available to fund, in part, the redemption, prior to December 31, 1995, of the $45.0 million outstanding principal amount of the 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") of Southeastern Public Service Company ("SEPSCO"). Mistic Brands had $4.7 million available under its bank facility.

     Effective as of May 1, 1995 two newly-formed wholly-owned subsidiaries of RCAC borrowed an aggregate of $37.3 million from a commercial lender pursuant to mortgage and equipment loan agreements (as amended October 13, 1995, the "Mortgage Loan Agreements"). See Note 8 to the accompanying condensed consolidated financial statements for further discussion relating to borrowings under the Mortgage Loan Agreements. Outstanding borrowings under the Mortgage Loan Agreements as of September 30, 1995 were $37.0 million which require principal repayments of only $0.2 million during the remainder of 1995. Availability under the Mortgage Loan Agreements amounted to $50.0 million as of September 30, 1995 which is available through December 31, 1996 and which is restricted to the financing of new restaurants identified to the lender by April 30, 1996.

     Under the Company's various debt agreements substantially all of the Company's assets are pledged as security. In addition, obligations under
(i) RCAC's 9 3/4% senior notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's") and (ii) Graniteville's amended credit facility, National Propane's bank facility, the Mortgage Loan Agreement and the Mistic Brands bank facility have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, National Propane, SEPSCO, Mistic Brands and Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26.5 million) owned by the Company is pledged.

     The Company's debt instruments require aggregate principal payments of $6.3 million during the remainder of 1995, exclusive of the planned early repayment of the 11 7/8% Debentures. In connection with the merger of Public Gas Company and National Propane which occurred in June 1995, the Company presently intends to cause SEPSCO to repay the $45.0 million principal amount of its 11 7/8% Debentures prior to maturity during 1995 with proceeds from a $30.0 million revolving loan (due 2000) under National Propane's bank facility (as previously discussed) and from SEPSCO's existing cash and marketable securities ($17.6 million as of September 30, 1995).

     The Company's program, announced in late 1994, to repurchase up to $20.0 million of its Class A Common Stock, expired in June 1995 following the repurchase of 133,700 shares for an aggregate cost of $1.5 million.

     The Internal Revenue Service ("IRS") is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued to date, principally during the third quarter of 1995, notices of proposed adjustments increasing taxable income by approximately $66.0 million, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined.

     As of September 30, 1995 the Company's principal cash requirements for the remainder of 1995 consist principally of capital expenditures of approximately $16.0 million and debt principal payments aggregating $51.3 million (including the intended repayment prior to maturity of the 11 7/8% Debentures). The Company anticipates meeting such requirements through existing cash and marketable securities, cash flows from operations, if any, $30.0 million of restricted borrowings under National Propane's bank facility, borrowings under the Mortgage Loan Agreements (restricted to financing new company-owned restaurants), borrowings available under Graniteville's and National Propane's credit facilities, and financing a portion of its capital expenditures through capital leases and operating lease arrangements. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

Triarc

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends to Triarc by subsidiaries and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

     Under the terms of the various indentures and credit arrangements, Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc for the remainder of 1995, except that (i) SEPSCO may make loans or advances to Triarc and its subsidiaries and (ii) National Propane may pay a $30.0 million dividend to its stockholders (Triarc and SEPSCO), which can only be used in conjunction with the intended repayment of the 11 7/8% Debentures previously discussed, using the proceeds of a revolving loan under its bank facility. However, the $30.0 million dividend is restricted to the repayment of the 11 7/8% Debentures.

     As of September 30, 1995, Triarc had outstanding external indebtedness consisting of a $36.2 million 9 1/2% note. In addition, Triarc owed subsidiaries an aggregate principal amount of $276.8 million, consisting of notes in the principal amounts of $51.6 million, $111.1 million and $32.7 million to CFC Holdings Corp. (an indirect wholly-owned subsidiary of Triarc), Graniteville and SEPSCO, respectively (which bear interest at rates ranging from 9 1/2% to 13%) and $81.4 million of non-interest bearing advances owed to National Propane. In connection with all of such debt, no principal payments are due during the fourth quarter of 1995 and only $75.1 million of the notes payable to Graniteville require the payment of any cash interest (currently 40% of such interest). As of September 30, 1995 Triarc had notes receivable from RCAC and its subsidiaries in the aggregate amount of $21.5 million which are due in 1996 through 2000 and which bear interest at a rate of 11 7/8%.

     Triarc believes that its expected sources of cash, principally cash on hand of $6.7 million as of September 30, 1995, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements to the extent such subsidiaries are able to pay and net payments received under tax sharing agreements with certain subsidiaries, which the Company does not anticipate having to remit to the IRS due to the availability of operating loss, depletion and tax credit carryforwards, will be sufficient to enable it to meet its short-term cash needs.

     Subsequent to the consummation of the proposed sale of the textile division of Graniteville discussed above, Triarc will no longer have the reimbursement of general corporate expenses by the textile division as a source of cash and currently Galey & Lord does not pay cash dividends on its common stock. Triarc expects to compensate for such lower cash availability through a combination of reductions in corporate expenses, management fees from Mistic Brands and other financing sources to the extent obtainable.

RCAC

     As of September 30, 1995, RCAC's cash requirements for the remainder of 1995, exclusive of operating cash flows, consist principally of capital expenditures of approximately $10.0 million to the extent not leased, funding for additional acquisitions, if any, and principal payments on debt. RCAC anticipates meeting such requirements through existing cash and/or cash flows from operations and financing a portion of its capital expenditures through the $50.0 million availability under the Mortgage Loan Agreements for new restaurants. The ability of RCAC to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

National Propane

     As of September 30, 1995, National Propane's principal cash requirements for the remainder of 1995, exclusive of operating cash flows, consist principally of capital expenditures of approximately $2.2 million, debt principal repayments of $3.5 million and funding for acquisitions, if any. National Propane anticipates meeting such requirements through the sale of $2.0 million of receivables to Triarc during the fourth quarter of 1995 and available borrowings of up to $4.0 million under its bank facility and operating lease arrangements. Should National Propane's cash resources be insufficient to meet its cash requirements, National Propane may need to reduce its capital expenditures, negotiate relief under its bank facility or arrange for alternative financing from Triarc.

Graniteville

     The Company expects that positive operating cash flows of Graniteville and available borrowings, if required, under its amended credit facility will be sufficient to enable Graniteville to meet its cash requirements for the remainder of 1995.

SEPSCO

     SEPSCO's principal cash requirement for the remainder of 1995 results from the previously discussed present intention to redeem the 11 7/8% Debentures by December 31, 1995. The Company expects that SEPSCO's existing cash and cash equivalents and marketable securities of $17.6 million at September 30, 1995 (of which approximately $15.0 million is anticipated to be utilized in connection with the repayment of the 11 7/8% Debentures) together with the collection of $4.0 million under its notes due from RCAC will be adequate to meet its other cash requirements.

Discontinued Operations

     As of September 30, 1995 the Company has completed the sale of substantially all of its discontinued operations but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally two notes from the sale of the refrigeration business) which may be collected, the benefits of which, however, have not been recorded.

Contingencies

     The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" ("Item 7") contained in the Form 10-K. The following summarizes the significant changes to that disclosure.

     In connection with the Settlement Agreement (see Note 7 to the accompanying condensed consolidated financial statements) and as described in the Form 10-K, the Company received an indemnification from the Posner Entities of any claims or expenses incurred after December 1, 1994 involving the NVF Litigation and the APL Litigation (both as defined in Item 7) against the Company and certain of its former affiliates. In October 1995 Triarc commenced an action against Victor Posner and a Posner Entity for breach of the Settlement Agreement. In May 1995 a global settlement in principle was reached pursuant to which all claims against the Company in the NVF Litigation will be dismissed and the Company will bear no liability. This settlement is subject to the approval of the bankruptcy court, which has scheduled a hearing for November 15, 1995.

     On or about June 30, 1995, the Chesapeake Litigation (see Item 7) was settled resulting in Chesapeake Insurance paying $0.2 million to NVF in full and final settlement.
     After considering amounts provided in previous periods, the Company does not believe that the contingencies referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

             TRIARC COMPANIES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Legal Proceedings

     In August 1993 NVF Company ("NVF"), which was affiliated with Triarc until the Reorganization, became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that Triarc and certain of its subsidiaries owed to NVF an aggregate of approximately $2,300,000 with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance Company Limited ("Chesapeake"), (ii) certain insurance premiums owed by Triarc to Insurance and Risk Management, Inc. ("IRM"), and (iii) certain liabilities of IRM, 25% of which NVF has alleged Triarc to be liable for. In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against Triarc and certain former affiliates alleging various causes of action against Triarc and seeking, among other things, an undetermined amount of damages from Triarc. On August 30, 1994 the district court issued an order granting Triarc's motion to dismiss certain of the claims and allowing the NVF Committee to file an amended complaint alleging why certain other claims should not be barred by applicable statutes of limitation. On October 17, 1994 the NVF Committee filed a second amended complaint alleging causes of action for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of, and objections to, claims which Triarc has asserted against NVF, and (c) recovery of certain allegedly fraudulent and preferential transfers allegedly made by NVF to Triarc. Triarc has responded to the second amended complaint by filing a motion to dismiss the complaint in its entirety. On February 10, 1995 the NVF Committee moved for leave to file a third amended complaint. Triarc opposed that motion. During Transition 1993 Triarc provided $2,300,000 with respect to claims relating to the NVF Proceeding. Triarc incurred actual costs through September 30, 1995 of $1,527,000 and reversed the remaining accrual for claims of $773,000 relating to the NVF Proceedings in the first quarter of 1995. Pursuant to the Settlement Agreement (described more fully in "Item 1. Business -- Posner Settlement" in Triarc's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")), Triarc has been indemnified by Posner and Security Management Corporation, a company controlled by Victor Posner ("SMC"), for its expenses incurred after December 1, 1994 and for any liability arising out of the NVF Litigation. In addition, pursuant to the Settlement Agreement Posner also paid Triarc in cash for certain expenses relating to the NVF Litigation, the APL Proceeding (as herein defined) and the PEC Proceedings (as herein defined). As noted below, Triarc has brought an action against Posner and SMC for breach of the Settlement Agreement. In May, 1995 a global settlement in principle was reached pursuant to which all claims against the Company relating to the NVF Litigation will be dismissed. Under the pending settlement, the Company will bear no liability. The settlement is subject to the approval of the bankruptcy court, which has scheduled a hearing for November 15, 1995.

     In June 1994 NVF commenced a lawsuit in federal court against Chesapeake and another defendant alleging claims for (a) breach of contract,
(b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake covering property of NVF (the "Chesapeake Litigation"). NVF sought compensatory damages in an aggregate amount of approximately $1,000,000 and punitive damages in the amount of $3,000,000. In July 1994 Chesapeake responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake denies the material allegations of NVF's complaint and
asserts defenses, counterclaims and set-offs against NVF.   On or about June
30, 1995, the Chesapeake Litigation was settled pursuant to an Agreement of Settlement and Mutual Release ("Chesapeake Settlement") between, inter alia, Chesapeake and NVF. Under the terms of the Chesapeake Settlement, Chesapeake paid to NVF $200,000 in full and final settlement of all of NVF's claims and Chesapeake's counterclaims. On June 30, 1995 the Chesapeake Settlement was approved by the Bankruptcy Court, and subsequently became final, binding and non-appealable. Thereafter, the Chesapeake Litigation was dismissed, with prejudice.

     In connection with certain former cost sharing arrangements, advances, insurance premiums, equipment leases and accrued interest, Triarc had receivables due from APL, a former affiliate, aggregating $38,120,000 as of April 30, 1992, against which a valuation allowance of $34,713,000 was recorded. APL has experienced recurring losses and other financial difficulties in recent years and in July 1993 APL became a debtor in a proceeding under Chapter 11 of the Bankruptcy Code (the "APL Proceeding"). Accordingly, during Fiscal 1993, Triarc and its subsidiaries provided an additional $9,863,000 for the unreserved portion of the receivable at April 30, 1992 and additional net billings in 1993 and wrote off the full balance of the APL receivables and related allowance of $44,576,000. In July 1993 APL, which was affiliated with Triarc until the Reorganization, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against Triarc and certain companies formerly or presently affiliated with Victor Posner or with Triarc, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to Triarc and preferential transfers allegedly made by APL to a defendant other than Triarc. In March 1994, Triarc, Chesapeake and National Propane Corporation filed proofs of claim in the APL Proceeding in an aggregate amount of approximately $40,000,000 based on amounts owed in connection with the receivables described above plus interest accrued on such amount up to the date the APL Proceeding was commenced. On June 8, 1995, the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an order confirming the Creditors' Committee's First Amended Plan of Reorganization (the "Plan") in the APL Proceeding. The Plan provides, among other things, that SMC will own all of the common stock of APL and that SMC, among other entities, is authorized to object to claims made in the APL Proceeding. The Plan also provides for the dismissal with prejudice of the APL Litigation. In August, 1995, SMC filed an objection (the "Objection") to the claims against APL filed by Triarc and Chesapeake. The Objection, as it relates to Triarc's claim, is based upon a settlement agreement entered into on January 9, 1995 (the "Settlement Agreement") among Triarc, Victor Posner, SMC and others under which Triarc agreed to withdraw its claims against APL provided that Victor Posner and SMC promptly reimburse Triarc for its costs and expenses incurred on or after December 1, 1994 in the APL Litigation. On September 5, 1995, Triarc and Chesapeake filed responses to the Objection denying the material allegations in the Objection. In addition, Triarc and Chesapeake filed a motion to dismiss the Objection on the basis that SMC is barred from making the Objection because of the dismissal with prejudice of the APL Litigation under the Plan. Triarc also filed a motion for summary judgment against SMC on the basis that the conditions precedent to Triarc's obligation to withdraw its claims against APL under the Settlement Agreement have not been met because Victor Posner and SMC have not satisfied their reimbursement obligations. At a hearing on November 7, 1995, the Bankruptcy Court (a) granted Triarc's and Chesapeake's motion insofar as it sought to dismiss the Objection on the ground that the APL Litigation is dismissed with prejudice and (b) stayed the proceedings with respect to Triarc's motion for summary judgment relating to the conditions precedent in the Settlement Agreement, pending determination of various issues relating to the Settlement Agreement by the Federal District Court in the Southern District of New York, where Triarc has brought an action against Posner and SMC for breach of the Settlement Agreement.

     Triarc and its subsidiaries had secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate of Triarc, aggregating $6,664,000 as of April 30, 1992 against which a $3,664,000 valuation allowance was recorded. PEC and certain of its subsidiaries had also filed for protection under the Bankruptcy Code in February 1992 (the "PEC Proceedings"), and accordingly, during Fiscal 1993, Triarc and its subsidiaries recorded an additional $3,000,000 valuation allowance to provide for the unreserved portion of the receivables and to take into account Triarc's significant doubts as to the net realizability of the underlying collateral. In June 1994, Triarc and certain of its subsidiaries filed proofs of claim in the PEC Proceedings in the aggregate amount of $44,231,267 based on the receivables described above as well as other amounts owed to Triarc and its subsidiaries by PEC and its subsidiaries for unreimbursed advances, unpaid insurance premiums, contribution under a construction performance bond and certain promissory notes. In July 1995, the bankruptcy trustee in the PEC Proceedings (the "Trustee") filed objections to Triarc's and its subsidiaries' proofs of claim. On July 27, 1995, Triarc and its subsidiaries, the Trustee and other parties reached a settlement (the "PEC Settlement") that was subsequently approved by the court presiding over the PEC Proceeding. Under the PEC Settlement, (a) Triarc and its subsidiaries that filed claims in the PEC Proceedings were given an allowed claim against PEC in the amount of $9,000,000, (b) Chesapeake, which held a mortgage claim against a PEC subsidiary, is to receive a share of the proceeds of the sale of the mortgaged property and
(c) the parties are to exchange mutual releases. Pursuant to the Settlement Agreement, Posner and SMC have agreed to indemnify Triarc for all expenses incurred by Triarc after December 1, 1994 in connection with the PEC Proceedings. As noted above, Triarc has brought an action against Posner and SMC for breach of the Settlement Agreement.

     Environmental Matters

     In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control (the "DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC requested Graniteville to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond. Graniteville submitted a proposed protocol for monitoring sediment deposition in Langley Pond on April 26, 1995. DHEC responded to this proposal on October 30, 1995 requesting some additional information. Graniteville is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's apparent conclusion in March 1994 and the absence of reasonable remediation alternatives, Triarc believes the ultimate outcome of this matter will not have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 1. Business" in Triarc's 1994 Form 10-K.

     Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville and sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. Graniteville conducted an initial investigation in June 1992 which included the installation and testing of two ground water monitoring wells. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994, and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill. On April 7, 1995 Graniteville submitted a conceptual investigation approach to DHEC. On August 22, 1995 DHEC requested that Graniteville enter into a consent agreement to conduct an investigation. Graniteville has responded to DHEC that a consent agreement is inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve Graniteville's April 7, 1995 conceptual investigation approach. Since an investigation has not yet commenced, Graniteville is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 1. Business" in Triarc's 1994 Form 10-K.

     As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO") became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations, including eight sites at which remediation has recently been completed or is ongoing. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation will also be required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Such remediation is expected to commence in 1995 and will be made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, four were remediated in 1994, at an aggregate cost of $484,000, and two were remediated in 1995 at an aggregate cost of $160,000. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all such remediation and/or removal will approximate $4,910,000, of which $1,300,000, $200,000, $2,700,000 (including a 1994 reclassification of $500,000) and $700,000 (including a 1995 reclassification of $300,000) were provided prior to Fiscal 1992, in Fiscal 1992, in Fiscal 1993 and in 1994 respectively. In connection therewith, SEPSCO has incurred actual costs of $3,507,000 through September 30, 1995 and has a remaining accrual of $1,393,000. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of the remediation of these sites will have a material adverse effect on its consolidated results of operations or financial position. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 1. Business" in Triarc's 1994 Form 10-K.

Item 5.   Other Information

     FFCA Financing Transaction

     Effective as of May 1, 1995, RC/Arby's Corporation ("RC/Arby's") and its affiliates entered into a series of transactions pursuant to which two new wholly-owned subsidiaries of RC/Arby's, Arby's Restaurant Development Corporation ("ARDC") and Arby's Restaurant Holding Company ("ARHC"), obtained ownership of approximately 53 Arby's restaurants, in the aggregate, from RC/Arby's and Arby's, Inc. ("Arby's") and borrowed approximately $37.3 million, on a secured basis, from FFCA Acquisition Corp., a subsidiary of Franchise Finance Corporation of America ("FFCA"). Concurrent with the closing, ARDC, ARHC, Arby's Restaurant Operations Company ("AROC"), Triarc and FFCA executed a commitment letter (the "Commitment Letter") pursuant to which FFCA agreed, under certain circumstances, to lend to ARDC and ARHC an additional $50 million, in the aggregate, to build new company-owned Arby's restaurants.


     As contemplated by the Commitment Letter, on October 13, 1995, ARDC entered into an Amended and Restated Loan Agreement (the "ARDC Loan Agreement") and ARHC entered into a loan agreement (the "ARHC Loan Agreement") with FFCA pursuant to which ARDC and ARHC may, through December 31, 1996, borrow an aggregate of up to approximately $87.3 million (including amounts borrowed by ARDC and ARHC from FFCA in May 1995) to finance new company-owned restaurants whose sites are identified to FFCA by April 30, 1996.

     Each of the ARDC Loan Agreement and ARHC Loan Agreement provides for a series of 20-year loans (each, a " Mortgage Loan") secured by substantially all of the assets of ARDC and ARHC, respectively, and a series of seven-year loans secured by certain equipment (the "Equipment Loans"). Each Mortgage Loan and Equipment Loan is repayable in equal monthly installments (including interest) over the term of such loan and bears interest at the rate of 11.5% per annum, with respect to those Mortgage Loans and Equipment Loans made in May 1995, or 11.25% per annum (subject to adjustment, based on the 10-year U.S. Treasury Note rate in effect at the time of the applicable closing) with respect to all loans made thereafter under the agreements. In addition, interest on the Mortgage Loans is subject to adjustment, on a note by note basis, if the gross sales of the related Arby's restaurant exceeds a specified amount (participating interest). ARDC and ARHC may, at its option, convert any or all of their Mortgage Loans from a participating rate of interest to the payment of "additional interest," pursuant to which interest on each note would increase bi-annually by an amount equal to approximately 4% of the then applicable monthly loan repayment amount. The assets of ARDC, which secure ARDC's Mortgage Loans and Equipment Loans, will not be available to pay creditors of Triarc, RC/Arby's or Arby's until such loans have been repaid in full.

     Triarc has guaranteed, under certain circumstances, payments by AROC to ARDC under certain leases relating to the Arby's restaurants owned by ARDC and to Arby's with respect to the applicable license agreements for such restaurants. In addition, Triarc has guaranteed repayment by ARHC of each Mortgage Loan and Equipment Loan made to ARHC.

     ZuZu Acquisition

     Pursuant to a Stock Purchase Agreement dated September 15, 1995 by and between Triarc and ZuZu, Inc. ("ZuZu"), on September 26, 1995 Triarc acquired 12.5% of the outstanding common stock of ZuZu (a privately held corporation that owns and operates a chain of quick service Mexican restaurants), for a purchase price of $5.34 million. Triarc also entered into two Option Agreements dated September 26, 1995 with ZuZu. Pursuant to the first Option Agreement, Triarc acquired an option to purchase an additional 12.5% of the outstanding common stock of ZuZu for an aggregate purchase price of not more than $5.99 million. This option is exercisable between the first and second anniversary of the closing date. Pursuant to the second Option Agreement, Triarc acquired an option to purchase an additional 25% of the outstanding ZuZu common stock. This option may be exercised during a 90-day period commencing on the third anniversary of the closing, provided that the first option has been exercised. The price of the shares to be purchased pursuant to the second Option Agreement will be based upon ZuZu's operating results and will not be less than $14.1 million or more than $20.3 million, in the aggregate.

     In connection with the transaction, Arby's and ZuZu entered into a master franchise agreement pursuant to which Arby's obtained exclusive worldwide rights for three years to operate or grant franchises to operate ZuZu restaurants at "dual brand" locations (ZuZu may continue to operate or grant franchises to operate ZuZu-only restaurants). Under certain circumstances, Arby's may extend its exclusive dual branding rights under the master franchise agreement for an additional three-year period.

     All Seasons Propane Acquisition

     On August 21, 1995 Triarc, through its subsidiary, All Seasons Acquisition Corp. ("ASAC"), acquired all of the outstanding shares of All Seasons Propane, Inc. and Cullum Investments, Inc., corporations engaged in the distribution of propane gas in Colorado. The purchase price for such stock was approximately $4.24 million (including the assumption of certain
existing indebtedness), in the aggregate.   In connection with the
transaction, the sellers agreed to certain five-year non-competition covenants. On September 29, 1995 the stock of ASAC was contributed to the capital of National Propane Corporation.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

     2.1 - Letter Agreement dated November 3, 1995 between
           Galey & Lord, Inc. ("Galey") and the registrant amending the Letter of Intent dated September 22, 1995 between Galey and the registrant.

     2.2 - Asset Purchase Agreement dated as of August 9,
           1995 among Mistic Brands, Inc., Joseph Victori
           Wines, Inc., Best Flavors, Inc., Nature's Own
           Beverage Company and Joseph Umbach, incorporated herein by reference to Exhibit 2.1 to Triarc's
           Current Report on Form 8-K dated August 9, 1995
           (SEC file No. 1-2207).

     2.3 - Letter of Intent dated September 22, 1995 between the registrant and Galey & Lord, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated
           September 22, 1995 (SEC file No. 1-2207).

     10.1 -Amendment No. 6 dated as of August 30, 1995 to the Revolving Credit, Term Loan and Security Agreement, dated as of April 23, 1993, among Graniteville Company, C.H. Patrick & Co., Inc., The CIT Group/Commercial Services, Inc., as agent, and the other financial institutions party thereto (the "Graniteville Credit Agreement"), incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 9, 1995 (SEC file No. 1-2207).

     10.2 -Amendment No. 7 dated as of August 30, 1995 to the
           Graniteville Credit Agreement.

     10.3 -Amended and Restated Loan Agreement dated as of
           October 13, 1995 by and between FFCA Acquisition
           Corporation and Arby's Restaurant Development
           Corporation, incorporated herein by reference to
           Exhibit 10.1 to RC/Arby's Corporation Quarterly
           Report on Form 10-Q for the quarter ended
           September 30, 1995 (SEC file No. 0-20286).

     10.4 -Loan Agreement dated as of October 13, 1995 by and between FFCA Acquisition Corporation and Arby's Restaurant Holding Company, incorporated herein by reference to Exhibit 10.2 to RC/Arby's Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (SEC file No. 0-20286).

     10.5 -Fourth Amendment dated as of September 29, 1995 to Revolving Credit and Term Loan Agreement dated as of October 7, 1994 among National Propane Corporation, The Bank of New York, as administrative agent, The First National Bank of Boston and Internationale Nederlanden (U.S.) Capital Corporation, as co-agents, and the lenders party thereto.

     10.6 -Credit Agreement dated as of August 9, 1995 among Mistic Brands, Inc., The Chase Manhattan Bank (National Association) as agent, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 9, 1995 (SEC file No. 1-2207).

     27.1 -Financial Data Schedule for the fiscal quarter ended September 30, 1995, submitted to the Securities and Exchange Commission in electronic format.

     (b)   Reports on Form 8-K

           The registrant filed a report on Form 8-K on August 14, 1995 with respect to the closing of the Asset Purchase Agreement dated as of August 9, 1995 (the "Asset Purchase Agreement") by and among Mistic Brands, Inc., a wholly-owned subsidiary of the registrant, and Joseph Victori Wines, Inc., Best Flavors, Inc., Nature's Own Beverage Company and Joseph Umbach.

           The registrant filed a report on Form 8-K on October 3, 1995 with respect to the execution of a letter of intent regarding a merger of Graniteville Company, an indirect wholly-owned subsidiary of the registrant, and Galey & Lord, Inc.

           The registrant filed a report on Form 8-K/A on October 23, 1995 pursuant to which the registrant filed certain financial statements required to be filed in connection with its report on Form 8-K filed on August 14, 1995.

             TRIARC COMPANIES, INC. AND SUBSIDIARIES




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRIARC COMPANIES, INC.




Date:  November 14, 1995         By: /S/ JOSEPH A. LEVATO
                                 ----------------------------------
                                       Joseph A. Levato
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (On behalf of the Company)



                                 By: /S/ FRED H. SCHAEFER
                                 -----------------------------------
                                       Fred H. Schaefer
                                       Vice President and
                                       Chief Accounting Officer
                                       (Principal accounting officer)