Form 10-K
period 1995-12-31
TRIARC COMPANIES INC
filed 1996-04-01
CIK 30697

[LOGO]

                   TRIARC COMPANIES, INC.
    FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                                FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                                                   OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM             TO           .


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

                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                ON WHICH REGISTERED
- ----------------------------------------------------------------------------
   Class A Common Stock, $.10 par value         New York Stock Exchange

              Securities Registered Pursuant to Section 12(g) of the Act:

                                                  None

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $224,100,000 as of March 15, 1996. There were 23,918,202 shares of the registrant's Class
A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of March 15, 1996.

"ARBY'S," "RC COLA," "DIET RC," "ROYAL CROWN," "ROYAL CROWN
DRAFT COLA," "DIET RITE," "NEHI," "NEHI LOCKJAW," "UPPER
10," "KICK,"
"C&C," "THIRST THRASHER," "MISTIC,"  "ROYAL MISTIC" AND
"GRANITEVILLE"
ARE REGISTERED TRADEMARKS OF TRIARC COMPANIES, INC. OR ITS
SUBSIDIARIES.

                           PART I

      SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc Companies, Inc. ("Triarc") and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; fashion, apparel and other textile industry trends; import protection and regulation; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. Triarc will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.    Business.

INTRODUCTION

     Triarc is a holding company which, through its subsidiaries, is engaged in four businesses: beverages, restaurants, textiles and liquefied petroleum gas. The beverage operations are conducted through Royal Crown Company, Inc. ("Royal Crown") and Mistic Brands, Inc. ("Mistic"); the restaurant operations are conducted through Arby's, Inc. ("Arby's"); the textile operations are conducted through Graniteville Company ("Graniteville") and its dyes and specialty chemical subsidiary, C.H. Patrick & Co., Inc. ("C.H. Patrick"); and the liquefied petroleum gas operations are conducted through National Propane Corporation ("National Propane") and, prior to its June 29, 1995 merger with National Propane, Public Gas Company ("Public Gas"). At the time of such merger, Public Gas was an indirect wholly-owned subsidiary of Southeastern Public Service Company ("SEPSCO"), which in turn is an indirect wholly-owned subsidiary of Triarc (National Propane and Public Gas are sometimes collectively referred to herein as the "LP Gas Companies"). For information regarding the revenues, operating profit and identifiable assets for Triarc's four businesses for the year ended December 31, 1995, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 33 to the Consolidated Financial Statements of Triarc Companies, Inc. and Subsidiaries (the "Consolidated Financial Statements"). See "Item 1. Business -- General -- Discontinued and Other Operations" for a discussion of certain remaining ancillary businesses which Triarc intends to dispose of or liquidate as part of its business strategy.

      Triarc was incorporated in Ohio in 1929. Triarc was reincorporated in Delaware, by means of a merger, in June
1994. Triarc's principal executive offices are located at 900 Third Avenue, New York, New York 10022 and its telephone number is (212) 230-3000.

BUSINESS STRATEGY

     The key elements of Triarc's business strategy since its April 1993 change of control (see "Item 1. Business --
New Ownership; Posner Settlement") have included (i) focusing Triarc's resources on its four businesses -- beverages, restaurants, textiles and liquefied petroleum gas, (ii) building strong operating management teams for each of the businesses, and permitting each of these teams to operate in a decentralized environment, (iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans and (iv) rationalizing
Triarc's organizational structure by settling previously outstanding shareholder litigation. In March 1995, Triarc retained investment banking firms to review strategic alternatives to maximize the value of its specialty chemicals, textile and liquefied petroleum gas operations.
See "Item 1.  Business -- Strategic Alternatives."

     The chief executive officers of Triarc's businesses have implemented individual plans focused on increasing revenues and improving operating efficiency. In addition, Triarc continuously evaluates acquisitions and business combinations to augment its businesses. See e.g., "Item 1.
Business -- Mistic Acquisition" below. The implementation of this business strategy may result in increases in expenditures for, among other things, capital projects and acquisitions and, over time, marketing and advertising. See
"Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations."

STRATEGIC ALTERNATIVES

   Graniteville Sale

   Triarc and Graniteville entered into an Asset Purchase Agreement dated as of March 31, 1996 with Avondale Mills, Inc. and Avondale Incorporated (collectively, "Avondale"), pursuant to which Triarc and Graniteville have agreed to sell (the "Graniteville Sale") to Avondale Graniteville's textile business, other than the assets and operations of C.H. Patrick and certain other excluded assets, for $255 million in cash, subject to certain post-closing adjustments. Avondale will assume all liabilities relating to the textile business, other than income taxes, long-term debt (which will be repaid at closing) and certain other specified liabilities. The Graniteville Sale is expected to be consummated during the second quarter of 1996. Consummation of the sale is subject to customary closing conditions.

   In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement (the "Supply Agreement") pursuant to which C.H. Patrick will have the right to supply to the combined Graniteville/Avondale textile operations certain of its dyes and chemicals. The Supply Agreement will become effective upon the closing of the Graniteville Sale. See "Item 1. Business -- Business Segments -- Textiles."

   National Propane Master Limited Partnership
   On March 26, 1996 National Propane Partners, L.P., a master limited partnership ("MLP") formed by National Propane, filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of approximately 6.2 million common units. This represents an approximate 52% interest in the MLP. National Propane will be the general partner of the MLP and retain an approximate 48% interest in the MLP. The partnership is also expected to issue approximately $120 million of long-term senior secured debt. The partnership intends to use a substantial portion of the net proceeds from the equity and debt issuances to repay existing debt and to make certain payments and advances aggregating approximately $110 million to Triarc.

   The managing underwriters for the offering are Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation. When available, copies of the preliminary prospectus may be obtained from Merrill Lynch & Co., 250 Vesey Street, New York, New York 10281. The offering of the common units representing limited partner interests in the MLP is expected to commence during the second quarter of 1996.

   A registration statement with respect to the offering of the MLP's common units has been filed with the Securities and Exchange Commission, but has not yet become effective. The offering of the MLP units will be made only by means of a prospectus. The MLP common units may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there by any sale of the MLP common units in any State in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

   The senior secured debt to be issued by the MLP will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
See "Item 1.  Business -- Business Segments -- Liquefied
Petroleum Gas."


MISTIC ACQUISITION

   On August 9, 1995, Triarc, through its wholly-owned subsidiary, Mistic, completed the acquisition of substantially all of the non-alcoholic beverage assets, subject to certain of the related liabilities, of Joseph Victori Wines, Inc. and its affiliates for an aggregate purchase price of approximately $97 million, including $4 million of deferred payments (the "Mistic Acquisition"). Mistic, a leader in the "new age" beverage segment, markets fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under the Mistic and Royal Mistic trademarks. Financing for the acquisition was provided by a loan to Mistic by The Chase Manhattan Bank, N.A., and by a portion of a $36 million increase in the outstanding credit facility of Graniteville and C.H. Patrick. See "Item 1. Business -- Business Segments -- Beverages," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 15 and 28 to the Consolidated Financial Statements.


NEW OWNERSHIP; POSNER SETTLEMENT

   On April 23, 1993, DWG Acquisition Group, L.P. ("DWG Acquisition"), a Delaware limited partnership the sole general partners of which are Nelson Peltz and Peter W. May, acquired shares of common stock of Triarc (then known as DWG Corporation ("DWG")) from Victor Posner ("Posner") and certain entities controlled by Posner (together with Posner, the "Posner Entities"), representing approximately 28.6% of Triarc's then outstanding common stock. As a result of such acquisition and a series of related transactions which were also consummated on April 23, 1993, the Posner Entities no longer hold any shares of voting stock of Triarc or any of its subsidiaries. Following the consummation of such transactions, the Board of Directors of Triarc installed a new corporate management team, headed by Nelson Peltz and Peter W. May, who were elected Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, of Triarc.



   Pursuant to a Settlement Agreement dated as of January 9, 1995 (the "Settlement Agreement") among Triarc and Posner and certain Posner Entities, a Posner Entity converted the $71.8 million stated value of Triarc's 8-1/8% Redeemable Convertible Preferred Stock ("Redeemable Convertible Preferred Stock") (which paid an aggregate dividend of approximately $5.8 million per annum) owned by it into 4,985,722 shares of Triarc's non-voting Class B Common Stock. In addition, in consideration for, among other things, the settlement of amounts due to another Posner Entity for the termination of the lease for the former DWG headquarters and receipt by Triarc of an indemnification by Posner and another Posner Entity of third-party claims and expenses incurred after December 1, 1994 involving NVF Company ("NVF"), APL Corporation ("APL") and Pennsylvania Engineering Corporation ("PEC"), an additional 1,011,900 shares of Triarc's Class B Common Stock were issued to Posner and a Posner Entity. All of the newly issued shares of Triarc's Class B Common Stock are identical to Triarc's Class A Common Stock except that the shares of Class B Common Stock have no voting rights (other than those required by applicable law), are convertible into shares of Triarc's Class A Common Stock upon disposition to a non-Posner Entity, and such shares can only be sold subject to a right of refusal in favor of Triarc or its designee.
In addition, pursuant to the Settlement Agreement, Posner paid Triarc $6.0 million in cash and Posner received a release of certain claims. Said amount was used by Triarc to make certain payments to a party in an action in the United States District Court for the Northern District of Ohio and to former court-appointed directors of Triarc, and to reimburse Triarc for certain legal expenses incurred prior to December 1, 1994. (See "Item 3. --Legal Proceedings" and "Executive Officers -- Compensation of Directors" in Triarc's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement"). In October 1995, Triarc commenced an action in the United States District Court for the Southern District of New York against Posner and a Posner Entity for breach by them of the Settlement Agreement. See "Item 3. Legal Proceedings."

CHANGE IN FISCAL YEAR

   Effective with the eight-month transition period ending December 31, 1993 ("Transition 1993"), Triarc and each of its subsidiaries that did not then have a December 31 fiscal year end changed their fiscal year ends to December 31 of each year. References in this Form 10-K to a year preceded by the word "Fiscal" refer to the twelve months ended April 30 of such year. In addition, references herein to financial information of Triarc's subsidiaries refer to such financial information as reflected in the Consolidated Financial Statements. See Note 3 to the Consolidated Financial Statements.

ORGANIZATIONAL STRUCTURE

   The following chart sets forth the current organizational structure of Triarc. Triarc directly or indirectly owns 100% of all of its subsidiaries. As noted above, Triarc intends to sell substantially all of the assets of Graniteville (other than the stock of C.H. Patrick and certain non-textile related assets) and has filed a registration statement with respect to an underwritten public offering of common units of National Propane Partners, L.P., a master limited partnership recently formed by National Propane. See "Item 1. Business -- Strategic Alternatives" and "Item 1. Business -- Business Segments -- Textiles" and "-- Liquefied Petroleum Gas."

[The organizational chart shows the following: (i) Triarc owns 100% of NPC Holdings, Inc., which owns 75.7% of National Propane, the other 24.3% of which is owned by PGC Holdings, Inc.; (ii) Triarc owns 94.6% of CFC Holdings Corp., the other 5.4% of which is owned by SEPSCO; (iii) Triarc owns 100% of Mistic Brands, Inc.; (iv) Triarc owns 100% of GS Holdings, Inc., which owns 100% of SEPSCO and 50% of GVT Holdings, Inc., the other 50% of which is owned by SEPSCO; (v) GVT Holdings, Inc. owns 100% of Graniteville, which owns 100% of Graniteville Holdings, Inc., which owns 100% of C.H. Patrick; (vi) SEPSCO owns 100% of PGC Holdings, Inc.; (vii) CFC Holdings Corp. owns 100% of Chesapeake Insurance Company Ltd and 100% of RC/Arby's Corporation, which owns 100% of Royal Crown Company, Inc., Arby's, Inc., Arby's Restaurant Development Corporation and Arby's Restaurant Holding Company]

                                     BUSINESS SEGMENTS

             BEVERAGES (ROYAL CROWN AND MISTIC)

ROYAL CROWN

   Royal Crown produces concentrates used in the production of soft drinks which are sold domestically and internationally to independent, licensed bottlers who manufacture and distribute finished beverage products. Royal Crown's major products have significant recognition and include: RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10, KICK, and, as of January 1995, C&C cola, mixers and flavor lines. In addition, Royal Crown introduced Royal Crown Draft Cola ("Draft Cola") in 1995 which was distributed to the Royal Crown bottling network in finished product form. Further, Royal Crown is the exclusive supplier of cola concentrate to Cott Corporation ("Cott") which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

   Royal Crown is the third largest national brand cola and is the only national brand cola available to non-Coca-Cola and non-Pepsi-Cola bottlers. Draft Cola is the industry's first draft cola, and it is packaged only in glass bottles and uses pure cane sugar, rather than corn syrup (which is generally used in other cola products), as a sweetener.
DIET RITE is available in a cola as well as various other flavors and formulations and is the only national brand that is sugar-free (sweetened with 100% aspartame, an artificial sweetener), sodium-free and caffeine-free. DIET RC COLA is the no-calorie version of RC COLA containing aspartame as its sweetening agent. NEHI is a line of approximately 20 flavored soft drinks, UPPER 10 is a lemon-lime soft drink and KICK is a citrus soft drink. C&C is a line of mixers, colas and flavors. Royal Crown's share of the overall domestic carbonated soft drink market was approximately 2.0% in 1995 according to Beverage Digest/Maxwell estimates. Royal Crown's soft drink brands have approximately a 2.3% share of national supermarket sales, as measured by Information Resources, Inc. data.

   BUSINESS STRATEGY

          Royal Crown's management believes that Royal
Crown's products continue to enjoy significant brand recognition. Royal Crown's management also believes that the full potential of Royal Crown's brands has not been realized and that there is an opportunity to increase sales and earnings, through the following business strategy:

   * Effective Focusing of Marketing Resources: Royal Crown's management has decided to focus its marketing expenditures and manpower on opportunities that will yield results over a short period of time at a low cost. Royal Crown has focused most of its media investment on the Kick brand in order to enhance consumer awareness of that brand. RC Cola and Diet Rite Cola enjoy better brand recognition than Kick, so management has decided to promote those brands with value-oriented, point of sale initiatives rather than national advertising. Royal Crown has employed trial and sampling programs primarily to promote new products such as Draft Cola and the new
          flavors added to the Diet Rite line.   In 1994 and
          1995, Royal Crown spent approximately $22.3 million and $25.5 million, respectively, on media advertising and national promotions, including $3.1 million in 1995 on media advertising and national promotions with respect to the introduction of Draft Cola.

   *      Increasing the Effectiveness of Bottler Network:
          Royal Crown's management is working to enhance its long term partnership with Royal Crown's bottlers. Royal Crown believes that this can be accomplished through (i) more effective marketing programs that motivate the bottlers, retailers and consumers, (ii) improved communication with bottlers that enables Royal Crown to respond better to their needs, (iii) better market research and information from Royal Crown that helps bottlers market its brands more effectively,
          (iv) performance-related funding which rewards bottlers who achieve volume growth for Royal Crown's brands and allocates less funding for bottlers performing poorly and (v) providing assistance in transactions designed to strengthen the bottling system so that weaker bottlers are restructured or have their operations consolidated with stronger, more efficient bottlers.


   * New Bottlers and Distributors: Royal Crown has focused on strengthening its distribution system. In 1995, new bottlers replaced financially distressed bottlers in North and South Carolina, Philadelphia and New Orleans. Additionally, in June 1995, Royal Crown entered into an agreement with MetBev, Inc. ("MetBev") for the distribution of Royal Crown products in the New York metropolitan area. MetBev sold franchises to approximately 75 former Coca Cola distributors. Royal Crown owns 37.5% of MetBev and the Company has helped to finance MetBev through a revolving credit agreement. Additionally, Royal Crown has worked to fill gaps in its distribution system for product lines such as Nehi and Kick, and in markets where Royal Crown's principal bottler does not carry Nehi and Kick, Royal Crown has appointed other distributors to sell those brands. Royal Crown recently appointed a new distributor for Nehi in California, where its Los Angeles distributor underwent a financial restructuring and will no longer carry that brand.

   * Expansion of Private Label Business: The domestic market share of premium private label soft drinks had increased rapidly in the past several years reflecting the emphasis of many retailers on the development and marketing of quality store brand merchandise at competitive prices. Private label units sold to Cott more than tripled from calendar year 1992 to calendar year 1994. Sales to Cott in 1995 were down slightly from 1994, reflecting inventory adjustments by Cott in the fourth quarter and a slowing of the rapid growth that Cott's business had experienced. In January 1994, Royal Crown and Cott entered into a worldwide concentrate supply contract (the "Cott Worldwide Agreement"). Under the Cott Worldwide Agreement, Royal Crown is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages. In addition, Royal Crown also supplies Cott with non-cola carbonated soft drink concentrates.

   * Improved Distribution in Key Channels: Royal Crown's management believes that better distribution of Royal Crown products in the key "take home" channels (such as food stores, mass merchandisers and drug stores) will increase the market share of Royal Crown's brands. Based on data from Information Resources, Inc., Royal Crown's volume in the mass merchandising channel increased approximately 17% in 1995. Draft Cola and Kick, both of which Royal Crown believes are well suited to single drink channels of distribution, are designed to improve Royal Crown's presence in the profitable convenience stores channel, where Royal Crown's volume dropped approximately 11% in 1995. Draft Cola also has created some opportunities in the bar and restaurant channel. Additionally, Royal Crown leased approximately 8,600 vending machines in 1994 and 2,500 vending machines in 1995 and subleased such equipment to bottlers in order to enhance sales in the vending channel.

   * New Products: Royal Crown believes that it has a reputation as an industry leader in product innovation and plans to make new product introductions a key element of its strategy for future growth. In 1995 Royal Crown introduced Draft Cola, Kiwi-Strawberry and Passion Plum Diet Rite flavors, four flavors under the Nehi Lockjaw trademark, two new regular Nehi flavors (Kiwi Strawberry and Watermelon) and a diet version of Kick. Recently, Royal Crown launched Diet Rite Mango Melon and plans to continue to introduce new flavors in the Diet Rite line.

   * New and Improved Packaging: Royal Crown continues to update and improve its packaging. In 1995, Royal Crown redesigned both the cans and PET (plastic) bottles for Diet Rite flavors and introduced new graphics for Kick. Royal Crown also introduced a 24-ounce wide mouth "thirst thrasher" PET bottle. Royal Crown is also continuing efforts to improve packaging for its cola products.

   * International Expansion: While the financial and managerial resources of Royal Crown have initially been focused on the United States and Canada, Royal Crown's management believes significant opportunities exist in international markets. In those countries where Royal Crown brands are currently distributed, Royal Crown traditionally has provided limited advertising support due to capital constraints. New bottlers were added in 1995 to the following international markets:
          Brazil (5), Mexico (2), Peru (1), Hungary (1), Slovak Republic (1), Israel (1), Pakistan (2), and the Philippines (2). Growth in Mexico via the relationship with Consorcio Aga was slower than anticipated during 1995 due to the serious recessionary economic factors affecting Mexico. Incremental support will be provided during 1996 to reinforce selected key markets and to fund expansion activities. Targeted growth markets for 1996 include Brazil, the C.I.S./Baltics (former Soviet Union), China, the Philippines, Poland and Sweden.

   * Acquisitions: Royal Crown's management also seeks to expand market share through the acquisition of additional soft drink product lines. Royal Crown's management believes that providing additional product lines and nationally recognized soft drink brands will assist Royal Crown in strengthening its relationships with its bottlers and allow Royal Crown to leverage its marketing and administrative activities. In January 1995, Royal Crown reacquired the distribution rights for Royal Crown products in the New York metropolitan area and acquired the C&C trademark, which includes cola, mixer and flavor lines, through its subsidiary, TriBev Corporation ("TriBev"), which is the sales and marketing arm for Royal Crown and C&C products in the New York metropolitan area.
          In addition, in April 1995, in connection with a five year, $3.0 million revolving credit loan by Triarc to Saratoga Beverage Group, Inc., ("Saratoga") and the acquisition by Triarc of warrants to purchase up to 51% of the outstanding stock of Saratoga (on a fully diluted basis), Royal Crown entered into a five year sales and marketing agreement with Saratoga pursuant to which Royal Crown will provide marketing and purchasing assistance and support, sales distribution, trade, promotional and retail account assistance. In October 1995, Royal Crown entered into a ten (10) year license agreement with Celestial Seasonings, Inc. pursuant to which Royal Crown will have the exclusive right to sell Celestial Seasonings ready-to-drink herbal teas in the United States and Canada. In addition to responsibility for sales and marketing, Royal Crown will be responsible for product development, manufacturing and quality control under the Celestial Seasonings agreement.

   INDUSTRY

   Soft drinks constitute one of the largest consumer food and beverage categories in the United States, with retail sales of approximately $52 billion in 1995. While aluminum costs rose sharply in the first quarter of 1995, volume responded with growth. Carbonated soft drink volume in food stores and mass merchandisers increased 1.8% and 11% respectively, but decreased approximately 20% in drug stores, according to Information Resources, Inc. data. Recent trends affecting the soft drink industry have included the resurgence of sugar colas, a slight decline in market share of private label soft drinks and the continued growth of "new age" beverages. While 1995 market share of cola drinks in food stores remained flat, cola volume increased 2%, according to Information Resources, Inc. data. This increase was attributable to volume gains of both sugar-sweetened cola drinks, which grew by approximately 3%, and diet cola drinks, which grew by approximately 1%. Private label soft drink share in food stores and mass merchandisers was 12.3% and 19.4%, respectively, in 1995, according to Information Resources, Inc. data, down from 12.7% and 21.3%, respectively, in 1994. Royal Crown's management believes that the share of "new age" beverages (such as carbonated fruit drinks, natural sodas and seltzers, sports drinks and iced teas) in the soft drink market is currently approximately 8.0% in terms of volume and will continue to increase at the expense of traditional soft drinks.

   ADVERTISING AND MARKETING

   The principal determinant of success in the soft drink industry is the ability to establish a recognized brand name, the lack of which serves as the industry's primary barrier to entry. Advertising, promotions and marketing expenditures in Transition 1993, 1994 and 1995 were approximately $54.0 million, $78.2 million and $86.2 million, respectively. Royal Crown believes that its products continue to enjoy nationwide brand recognition.

   Royal Crown's management intends to decrease its 1996 marketing budget. This decrease is primarily attributable to a reduction in Draft Cola advertising and marketing costs for initial launch expenditures incurred in 1995. In addition, domestic direct marketing efforts in 1996 will be more locally directed, specifically to bottler needs.

   ROYAL CROWN'S BOTTLER NETWORK

   In addition to highly recognized brands, a strong bottler network is a critical determinant of the success of a soft drink producer. Analysis of market share by distributor indicates that a strong bottler can substantially increase the share of Royal Crown brand products in that bottler's local market. Therefore, good relations with its bottlers, and a strong bottler network, are critical factors for Royal Crown. Royal Crown expects that continued consolidation of its bottler network, with weaker bottlers being replaced or acquired by stronger bottlers, will benefit its brands.

   Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 61 foreign countries, including Canada. Consistent with industry practice, each bottler is assigned an exclusive territory within which no other bottler may distribute Royal Crown brand soft drinks. This type of arrangement is designed to help ensure that Royal Crown has a strong distributor in each market served. As of December 31, 1995, Royal Crown products were packaged and distributed domestically in 153 licensed territories, by 161 licensees, covering 50 states. There were a total of 63 production centers operating pursuant to 51 production and distribution agreements and 110 distribution only agreements.

   In most localities, licensed Royal Crown bottlers also hold one or more licenses from other concentrate manufacturers, although Royal Crown bottlers (like bottlers of Coca-Cola and Pepsi-Cola) are not permitted to distribute other colas. Of Royal Crown's 153 licensed territories, Royal Crown believes 65 carry Royal Crown as the lead brand, 41 carry Royal Crown with "Seven-Up" as the lead brand, 19 carry Royal Crown with "Dr. Pepper" as the lead brand, and the remaining 28 are classified as mixed. The existence of Royal Crown enables non-Coca-Cola and non-Pepsi-Cola bottlers to offer a full line of branded cola products, better positioning them to compete with bottlers of Coca-Cola and Pepsi-Cola.

    Royal Crown's ten largest bottler groups accounted for 74.1% and 63.6% of Royal Crown's domestic unit sales of concentrate for branded products during 1994 and 1995, respectively. The three largest bottler groups, Chicago
Bottling Group, Beverage America and All American Bottling
Group, accounted for 23.8%, 11.5% and 14.9%, respectively, of Royal Crown's domestic unit sales of concentrate for branded products during 1994 and 20.1%, 10.2% and 9.6%, respectively, during 1995.

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

   PRIVATE LABEL
   Royal Crown believes that private label sales through Cott represent an opportunity to benefit from the increased emphasis by national retailers on the development and marketing of quality store brand merchandise at competitive prices. Royal Crown's private label sales began in late 1990 and, as Cott's business expanded, more than tripled from calendar year 1992 to calendar year 1994. However, for 1995, unit sales to Cott declined in relation to the previous calendar year. The primary reason for this disappointing result, according to Cott, was a significant reduction in worldwide Cott system inventories, particularly in the fourth quarter of 1995. Additionally, the rapid growth Cott's business had experienced from 1991 through 1994 slowed. In Fiscal 1993, Transition 1993, 1994 and
1995, revenues from sales of private label concentrate to Cott represented approximately 10.2%, 10.9%, 14.2% and
12.1%, respectively, of Royal Crown's total revenues.

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

   Cott delivers the private label concentrate and packaging materials to independent bottlers for bottling. The finished private label product is then shipped to Cott's trade customers, including major retailers such as Wal-Mart, A&P and Safeway. The Cott Worldwide Agreement provides that, as long as Cott purchases a specified minimum number of units of private label concentrate in each year of the Cott Worldwide Agreement, Royal Crown will not manufacture and sell private label carbonated soft drink concentrates to parties other than Cott anywhere in the world.

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

   PRODUCT DISTRIBUTION

   Bottlers distribute finished product through four major distribution channels: take home (consisting of food stores, drug stores, mass merchandisers, warehouses and discount stores); convenience (consisting of convenience stores and retail gas station mini-markets); fountain/food service (consisting of fountain syrup sales and restaurant single drink sales); and vending (consisting of bottle and can sales through vending machines). The take home channel is the principal channel of distribution for Royal Crown products. According to Information Resources, Inc. data, the volume of Royal Crown products in food stores and drug stores in 1995 was approximately flat as compared to 1994, while the volume of Royal Crown products in mass merchandisers was up approximately 17% in 1995.

   In recent years, Royal Crown products have lost distribution and experienced excessive out-of-stock positions within retail outlets. Royal Crown's management believes that providing bottlers with timely and reliable market information on the industry and product status of the retailers in their local markets will allow the bottlers to address out-of-stock positions, level of merchandising and inventory, thereby more effectively distributing Royal Crown's products.

   Royal Crown brands historically have not been broadly distributed through vending machines or convenience outlets and in 1995, the volume of Royal Crown products in the convenience channel was down approximately 11% as compared to 1994. Royal Crown believes that Draft Cola and Kick are well suited to the single drink channel and believes that those products will help to enhance Royal Crown's presence in convenience stores. Additionally, single drink packages such as the 24 ounce "Thirst Thrasher" are designed to stimulate sales in convenience stores.

   INTERNATIONAL

   Sales outside the United States accounted for approximately 12.8%, 9.9% and 9.6% of Royal Crown's sales in Transition 1993, 1994 and 1995, respectively. Sales outside the United States of branded concentrates accounted for approximately 9.6%, 8.9% and 10.2% of branded concentrate sales in Transition 1993, 1994 and 1995 respectively. As of December 31, 1995, 90 bottlers and 12 distributors sold Royal Crown brand products outside the United States in 61 countries, with international sales in 1995 distributed among Canada 11.4%, Latin America and Mexico 29.8%, Europe 29.3%, the Middle East/Africa 21.5% and the Far East 8.0%. While the financial and managerial resources of Royal Crown have initially been focused on the United States and Canada, Royal Crown's management believes significant opportunities exist in international markets. In those countries where Royal Crown brands are currently distributed, Royal Crown traditionally has provided limited advertising support due to capital constraints. New bottlers were added in 1995 to the following international markets: Brazil (5), Mexico
(2), Peru (1), Hungary (1), Slovak Republic (1), Israel (1), Pakistan (2), and the Philippines (2). See "Business Strategy -- International Expansion." Incremental support will be provided during 1996 to reinforce selected key markets and to fund expansion activities. Targeted growth markets for 1996 include Brazil, the C.I.S./Baltics (former Soviet Union), China, the Philippines, Poland and Sweden.



   PRODUCT DEVELOPMENT AND RAW MATERIALS

   Royal Crown believes that it has a reputation as an industry leader in product innovation. Royal Crown introduced the first national brand diet cola in 1961. The
DIET RITE flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages. In 1995
Royal Crown introduced Draft Cola in New York, Los Angeles and parts of Florida.

   From time to time, Royal Crown purchases as much as a year's supply of certain raw materials to protect itself against supply shortages, price increases and/or political instabilities in the countries from which such raw materials are sourced. Flavoring ingredients and sweeteners for sugar-sweetened soft drinks are generally available on the open market from several sources. However, aspartame, the sweetener currently preferred by consumers of diet soft drinks, was until December 1992 subject to a patent held by The NutraSweet Company, a division of Monsanto Company. Since the expiration of that patent the price of aspartame has declined.
MISTIC

   In August 1995, Mistic completed the Mistic Acquisition. See "Item 1. Business -- Mistic Acquisition." The Mistic beverage business was founded in 1989 by Joseph Umbach, an entrepreneur with over 20 years of experience in the beverage industry. The Mistic beverage business had expanded rapidly since its formation in late 1989 by increasing market penetration in its original core markets located in the Northeast and mid-Atlantic regions and, since 1991, by expanding distribution into other regional markets, including the Midwest, South and West, and in selective international markets.

   Mistic develops, produces and markets a wide variety of premium non-alcoholic beverages, including non-carbonated and carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under the Mistic and Royal Mistic brand names. These beverages are prepared primarily from natural ingredients, such as natural fruit flavors, fruit juice and water, and are perceived by consumers to be healthier and more flavorful than traditional soft drinks. Mistic offers a total of 45 flavors in seven product categories. Mistic products are sold in all 50 states in the United States and in Canada, several Caribbean Islands, certain U.S. territories and eight other foreign countries through a network of approximately 225 beverage distributors. Mistic currently has agreements with 14 independent bottlers (co-packers) that prepare and bottle its products prior to shipment to its distributors. Mistic's brands have approximately 5% of the premium non-alcoholic beverage supermarket sales as measured by Information Resources, Inc. data.

   BUSINESS STRATEGY

   Mistic's management has developed a business strategy that addresses a number of internal and external issues that arose under prior management. Internally, Mistic required a professional focus on administrative, marketing, sales, inventory management and regional customer management to complement Mistic's existing strengths in product development and packaging. Externally, Mistic seeks to increase sales and distribution of its products by further penetrating established markets, developing new geographic markets, launching new products and expanding retail channels of distribution. The key elements of this strategy include:

   * Strengthened senior management team. The critical areas of Sales, Marketing and Operations have all been strengthened since the Mistic Acquisition with the addition of senior managers for each area who have proven experience in the beverage industry. Ten other senior positions have been similarly staffed.

   * Improved Distributor Relations. Mistic has historically been product focused, not distributor focused, and did not support its distribution network with cohesive marketing strategies and programs. Mistic's new senior management is working closely to develop long-term partnerships with its key distributors. An essential criteria to the relationship is the distributor's willingness to invest in the Mistic branded products and to coordinate promotional activity more closely with Mistic. Mistic's goal is to enhance distributor goodwill and generate long-term commitments necessary to support and build the Mistic brand portfolio.

   * Expanded Distribution. Mistic intends to concentrate its efforts on providing greater market coverage in established markets through increased allocation of shelf space, adding new outlets, and enhanced merchandising of Mistic products. Mistic will also seek strong distribution partners in new or undeveloped markets. Mistic's approach will be to broaden its distribution and shelf space in key "single serve" channels (such as convenience stores and mini-markets), through new products, alternative packaging, expanded promotional activities and through the deployment of Trade Development Managers (TDM's) who will work directly with distributors to gain new outlets and shelf space. Concurrently, Mistic will also focus on broader distribution in national "take home" channels (such as food chains, mass merchandisers, chain convenience stores and drug stores). Moreover, Mistic's realigned sales organization should permit its sales force to focus on opportunities for expansion into selected international markets. Mistic currently sells products in Canada, Puerto Rico, the Caribbean Islands and in eight other international markets.

   * Enhanced Promotions. Mistic will utilize a variety of promotional activities, including increased emphasis on the placement of additional "visi-coolers" (glass door refrigerator units) in retail outlets, vending programs, distributor retail incentives, consumer promotions to generate purchase at point of sale and the distribution of various point-of-sale display materials to increase the visibility of Mistic products. At December 31, 1995, Mistic had approximately 10,000 visi-coolers in the market and plans to place approximately 4,000 additional visi-coolers in the market in 1996.

   * Improved Advertising. In December 1995, Mistic advised its distributors that it no longer would charge them separately for actual advertising expenses but instead would institute in 1996, a per case price increase to cover approximately 50% of Mistic's advertising expenditures. This is expected to provide Mistic with greater control over its advertising and therefore a more
          effective use of its advertising dollars.   Mistic
          also appointed a new advertising agency, Deutsch, Inc., to develop creative strategies and executions. In 1996, Mistic plans to increase its advertising expenditures by approximately 25% over 1995 advertising expenditures.

          Mistic intends to maintain a consistent
          advertising campaign in its core and expansion markets as an integral part of its strategy to stimulate consumer demand and increase brand loyalty. In 1996 Mistic plans to employ a combination of network advertising complemented with local television and radio spot advertising in its larger markets.

   * New Product Development. Mistic continually develops and introduces new products to meet changing consumer preferences, to provide innovative new flavors/categories, and to capitalize on existing successful flavors to attract new consumers. Historically, new product development has focused primarily on adding new flavors, new labels and bottle sizes within existing product lines, a practice that will be continued. Product development and innovation, as a response to changing consumer trends, is one of Mistic's strengths, and is expected to be a source of future growth.

          During the third and fourth quarters of 1995, senior management reviewed Mistic's entire product line-up and categories and has (a) repositioned all existing and new products into seven distinct categories, (b) developed new flavors within each category based on consumer preferences and successful flavor introductions, (c) developed new bottle shapes and (d) redesigned all existing labels for improved consumer appeal and distinction within each category and developed attractive labels for all new flavors/categories. The majority of the new products, bottle shapes and labels were introduced in the market late in the first quarter of 1996. Additional new products and concepts are expected to be generated on an on-going basis and evaluated in test markets.

   *      Growth and Diversification Through Acquisitions.
          Given Mistic's existing infrastructure, the process of adding on new brands is relatively simple and can significantly contribute to Mistic's sales and profitability. Opportunities to acquire companies and new products at attractive prices will be carefully evaluated.

   PRODUCTS

   Mistic brand products compete in seven product categories, including non-carbonated Tropical Fruit Flavors, Tropical Coolers, teas/lemonades, Energy Boosters - Fruit Flavors and Breeze-Fruit Flavors and carbonated Fruit Flavors and Flavored seltzers. These products, described below, are generally available in 16, 20, 24 and 32 ounce glass bottles, 20 ounce PET (plastic) bottles and 12 and 24 ounce cans.

   * Tropical Fruit Flavors - all natural, non-carbonated, fruit flavored beverages that constituted approximately 65% of Mistic's 1995 sales.

   * Tropical Coolers - naturally flavored, non-carbonated fruit flavored beverages (4 flavors) that will be packaged and promoted as fun drinks similar to Mistic's successful 1995 introduction of the Pina Colada flavor.

   * Teas and Lemonades - all natural, non-carbonated category of ready to drink brewed ice teas and lemonades that constituted approximately 18% of Mistic's 1995 sales.

   * Energy Boosters - naturally flavored, non-carbonated fruit flavored beverages with preservatives that are caffeinated and contain
          Vitamin C.  These products are packaged in 20 oz.
          PET bottles.

   * Breeze - naturally flavored, non-carbonated fruit flavored beverages with preservatives packaged in 20 oz. PET bottles.

   * Carbonated Fruit Flavors - all natural, carbonated fruit flavored beverages and flavored colas.

   * Flavored Seltzers - all natural, carbonated clear flavored sparkling water.

   CO-PACKING ARRANGEMENTS

   Mistic's products are produced by co-packers to meet formulation requirements and quality control procedures specified by Mistic. Mistic selects and monitors the co-packers to ensure adherence to Mistic's production procedures. Mistic's full time quality control supervisor, together with the co-packers, regularly analyze samples of Mistic products from production runs and conduct spot checks of the production facilities. To further assure the quality and consistency of its products, Mistic purchases most of the raw materials and arranges for their shipment to its co-packers.

   Mistic currently maintains contractual arrangements with 14 independent co-packers for the preparation and bottling of all Mistic's products prior to shipment to its distributors. Mistic's three largest co-packers (Cartaret Packaging, Spear Packaging and Brooks Pro Pak) produced 20%, 13% and 8%, respectively, of its case production during 1995.

   Mistic's contractual arrangements with its co-packers vary with its needs and the co-packers' capabilities; however, they are typically for a one to three year term renewable at Mistic's option. During the term of the agreement, the co-packer generally commits a certain amount of its monthly production capacity to Mistic. In two of these contracts, Mistic is required to order a minimum volume of products from the co-packer or to make payments in lieu thereof. In accordance with Mistic's formulae, which remain confidential, the co-packer bottles, packages and temporarily stores the products until delivery to the distributor. Mistic pays the co-packer a co-packing fee on a per case basis, although the fee may vary by product and size and in some cases may be adjusted due to production volume, increases in utility costs or inflation. As a result of its co-packing arrangements, Mistic's operations have not required significant investments for bottling facilities and equipment, and its production related fixed costs have been minimal. Mistic's capital expenditures consist primarily of certain bottling parts and labeling and other equipment relating to packaging, which Mistic supplies to the co-packers.

   Mistic's management believes it has sufficient production capacity to meet its 1996 requirements and that, in general, the industry has excess production capacity that it can utilize if required.

   RAW MATERIALS

   Most of the raw materials used in the preparation and packaging of Mistic's products (consisting primarily of fruit juices, sweetener, natural extracts and flavorings, tea, glass, caps, labels and cartons) are purchased by Mistic and supplied to its co-packers. The co-packers typically supply water and citric and ascorbic acid, which are billed back to Mistic at cost. Mistic directly purchases the raw materials it provides to the co-packers to assure the quality and consistency of its products and, to protect Mistic's proprietary flavor formulae. Mistic has adequate sources of raw materials which are available from multiple suppliers, although it has chosen to purchase certain raw materials on an exclusive basis from single suppliers. Mistic purchases substantially all of its bottles from Anchor Glass Container Company pursuant to a series of purchase orders and price commitments that expire on December 31, 1997.

   DISTRIBUTION

   Mistic's beverages are currently sold in all 50 states through a network of distributors, that include specialty beverage, carbonated soft drink and licensed beer distributors. Mistic's current distribution network includes approximately 225 distributors, having increased from approximately 60 distributors since the beginning of 1991. Mistic's policy is to grant its distributors exclusive rights to sell Mistic products within a defined territory. Although most of Mistic's distributors carry other "new age" beverage products, a limited number of Mistic's distributors have agreed not to sell competing brands. Mistic has written agreements with approximately 75% of its distributors who represent over 80% of Mistic's volume, including written agreements with nine of its ten largest distributors for the year ended December 31, 1995. The balance of Mistic's distribution agreements are oral. Contracts vary, but are generally one-year agreements, terminable by Mistic upon notice or for breach of contract by a distributor, including its failure to achieve specified levels of market penetration, and generally terminable by the distributor upon specified prior notice.
   Approximately 31% of Mistic's net sales in each of the years ended December 31, 1994 and December 31, 1995, were attributable to sales to Mistic's five largest distributors. Net sales to two of these distributors, Big Geyser, Inc. and Atlantic Beverages Company, Inc., represented approximately 11% and 9%, respectively, of Mistic's net sales during 1994 and approximately 11% and 7%, respectively, of Mistic's net sales during 1995.

   Although Mistic's products historically have been sold by the distributors primarily to convenience stores, convenience store chains and delicatessens as a "single-serve, cold box" item, Mistic has significantly expanded its distribution to include supermarkets and other channels of distribution. Supermarket and national drug and convenience store chain sales represent a growing portion of Mistic's total sales. Supermarkets and national retail store chains carrying Mistic products include 7-Eleven, Sam's Wholesale Clubs and Walgreens. Mistic's management estimates that sales to supermarkets accounted for approximately 15% to 20% of total net sales at December 31, 1995.

   When a distributor requires products, it places an order at Mistic's headquarters. Mistic selects the co-packer with available inventory closest to the distributor, and the distributor arranges for the transport of the Mistic products from the co-packer to the distributor. In limited instances, Mistic arranges for the shipment of products from the co-packer to the distributor. The distributor then resells and delivers the product to its regular route customers, at times directly stocking the retailers' shelves which can improve Mistic's shelf space allocation and the merchandising of its products. Mistic continuously seeks to improve distribution by either working with its distributors to increase market penetration or, where this is not feasible, by replacing certain distributors which do not satisfy Mistic's performance requirements. Mistic will continue to review its distributor network on an ongoing basis and make refinements as required.

   SALES AND MARKETING

   In order to support its expanded distribution, Mistic increased its sales and marketing staff from approximately 35 people as of December 31, 1992 to approximately 95 as of December 31, 1995. Mistic's sales force is organized by zones under the direction of Zone Sales Vice Presidents, Division Managers, Regional Sales Managers and Area Sales Managers. Most of Mistic's sales personnel have had prior beverage industry experience. Division Managers are responsible for managing existing distributor relationships and selecting new distributors as may be required. Mistic's Vice President of National Accounts calls on national accounts such as supermarkets, drug stores and convenience store chains. Mistic's sales force is compensated by salary and commissions based on the achievement of case sales goals.

   Mistic uses a mix of consumer and trade promotions as well as radio and television advertising to market its products. Advertising and promotions are generally designed to encourage consumers to try Mistic products and to reinforce brand loyalty among existing customers. Promotional activities, including reimbursement to the distributors of a portion of the purchase price of visi-coolers and vending machines, utilization of point of sale display materials and wearables and joint volume incentive promotions with distributors to retailers have also proven to be successful marketing tools. Mistic generally matches the distributors' spending on promotional and advertising expenses. In December 1995 Mistic advised its distributors that it no longer would charge them separately for actual advertising expenses but instead would institute in 1996, a per case price increase to cover approximately 50% of Mistic's advertising expenditures. This is expected to provide
Mistic greater control over its advertising and therefore a more effective use of its advertising dollars. Mistic also appointed a new advertising agency, Deutsch, Inc., to develop creative strategies and executions.

   Mistic intends to maintain a consistent advertising campaign in its core and expansion markets as an integral part of its strategy to stimulate consumer demand and increase brand loyalty. In 1996 Mistic plans to employ a combination of network advertising complemented with local spot advertising in its larger markets; in most markets, television will be the primary medium and radio secondary.


                     RESTAURANT (ARBY'S)

   Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in 1995 of approximately 68% of the roast beef sandwich segment of the quick service sandwich restaurant category. In addition, Triarc believes that Arby's is the 11th largest quick service restaurant chain in the United States, based on domestic system-wide sales. As of December 31, 1995, Arby's restaurant system consisted of 2,950 restaurants, of which 2,788 operated within the United States and 162 operated outside the United States. As of December 31, 1995, Arby's owned and operated 373 restaurants and the remaining 2,577 restaurants were owned and operated by franchisees. At December 31, 1995, all but 17 restaurants outside the United States were franchised. System-wide sales were approximately $1.1 billion in Transition 1993, approximately $1.8 billion in 1994 and approximately $1.9 billion in 1995.

   In addition to its various slow-roasted meat sandwiches, Arby's restaurants also offer a selected menu of chicken, submarine sandwiches, side-dishes and salads. A breakfast menu, which consists of croissants with a variety of fillings, is also available at some Arby's restaurants. In addition, Arby's has entered into agreements with three multi-branding partners and intends to expand its multi-branding efforts which will add other brands' items to Arby's menu items at such multi-branded restaurants. See "Business Strategy -- Strategic Relationships" below.
   Arby's revenues are derived from three principal sources:
(i) sales at company-owned restaurants; (ii) royalties from franchisees and (iii) one-time franchise fees from new franchisees. During Fiscal 1993, Transition 1993, 1994 and 1995, approximately 78%, 78%, 77% and 80%, respectively, of Arby's revenues were derived from sales at company-owned restaurants and approximately 22%, 22%, 23% and 20%, respectively, were derived from royalties and franchise fees.


BUSINESS STRATEGY

   Arby's business strategy is designed to increase the total number of restaurants in the Arby's system and to improve the revenues and profitability of the restaurants. The key elements of this strategy include:

   *      Multi-Branding:   Arby's continues to broaden the
          development of its multi-branding strategy, which allows a single restaurant to offer the consumer distinct, but complementary, brands at the same restaurant. Lunchtime customers account for the majority of sales at Arby's restaurants, while its multi-branding partners attract higher breakfast or dinner traffic. Collaborating to offer a broader menu is intended to increase sales per square foot of facility space, a key measure of return on investment in retail operations. Since late 1993, 25 Arby's restaurants have offered the menu items of another restaurant chain. In 1995 Triarc acquired an interest in ZuZu Inc. ("ZuZu"), a privately held corporation that owns and operates a chain of quick service Mexican restaurants, and Arby's obtained exclusive worldwide rights to operate or grant franchises to operate ZuZu restaurants at multi-brand locations. In addition, in 1995 Arby's acquired P.T. Noodles, a new restaurant concept developed jointly with Perspectives/The Consulting Group, Inc., which offers a variety of Asian, Italian and American dishes based on serving corkscrew noodles with a variety of different sauces. In 1995 Arby's opened its first multi-branded restaurants with the ZuZu and P.T. Noodles brands. Results to date appear to validate the multi-branding concept and Arby's continues to seek other multi-brand partners. In January 1996 Arby's reached an agreement in principle for the purchase of the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons, Inc. ("T.J. Cinnamons"), an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls
          and related products.   See "--Strategic
          Relationships" below.

   * Roast Town: Arby's opened its first Arby's Roast Town on February 27, 1995 in Plantation, Florida, and has now expanded and refined the concept in the Toledo and Toronto markets where seven and two Roast Towns, respectively, are now open. Arby's management believes that the new concept is the natural next step and improvement path for many existing Arby's restaurants and, to date, the initial results appear to validate the Roast Town concept. Roast Town offers Arby's with an upgraded menu and facility. Roast Towns offer the traditional Arby's menu as well as an expanded list of sandwiches and side dishes. Most sandwiches are served on freshly baked buns cooked in the store each day. As part of a "Multi-Brand" restaurant, franchisees will be required to include the Roast Town products and appearance elements in the Arby's restaurant operation.

   * International Expansion: Although Arby's is initially focusing its resources on expanding the domestic restaurant system, Arby's management believes that the international network represents a significant long-term growth opportunity. Arby's management expects to increase the number of restaurants under existing and new agreements with international franchisees in 14 or more countries. With the acquisition of 15 restaurants in Toronto, Canada in 1995, Arby's has targeted such market for future expansion of company-owned restaurants.


   * Increasing Operating Efficiency: Arby's management believes that significant additional operating efficiency can be achieved by (i) utilizing the newly installed point of sale system ("POS"), which provides better information flow, (ii) installing back office software modules onto the POS to help control inventory management and labor scheduling, which should lead to improved food and labor cost efficiencies, (iii) rigorously evaluating the performance of company-owned restaurants and closing those that do not meet selected profitability criteria, and (iv) requiring more uniformity across its restaurant system to increase purchasing efficiencies and improve ease and speed of service.

   * More Focused Retail-Oriented Marketing: Arby's management believes that focused advertising and marketing, combined with renewed emphasis on customer service, will increase consumer awareness of Arby's, improve customer satisfaction and stimulate repeat visits, capitalizing on consumers' favorable perception of the quality of Arby's food. Arby's management believes that Arby's historically has over-emphasized the use of coupons and other promotional efforts, rather than marketing programs that reinforce consumer recognition of Arby's. In October 1994, Arby's launched a new "Go West, its better out here" advertising campaign to reemphasize its quality roasted products with a wholesome Western image. That campaign continued and in 1995 evolved into a focus on high quality food products.


INDUSTRY

   The U.S. restaurant industry is highly fragmented, with approximately 390,000 units nationwide. Industry surveys indicate that the 15 largest chains accounted for approximately 19% of all units and 32% of all industry sales in 1995. According to data compiled by the National Restaurant Association, total domestic restaurant industry sales were estimated to be approximately $190 billion in 1995, of which approximately $94 billion was estimated to be in the quick service restaurant ("QSR") or fast food segment. In recent years the industry has benefitted as spending in restaurants has consistently increased as a percentage of total food-related spending. According to an industry survey, the QSR segment (of which Arby's is a part) has been the fastest growing segment of the restaurant industry over the past five years, with a compounded annual sales growth rate from 1991 through 1995 of 4.5%.



ARBY'S RESTAURANTS

   The first Arby's restaurant opened in Youngstown, Ohio in 1964. As of December 31, 1995, Arby's restaurants were being operated in 49 states and 14 foreign countries. At December 31, 1995, the five leading states by number of operating units were: Ohio, with 219 restaurants; Texas, with 187 restaurants; California, with 165 restaurants; Michigan, with 152 restaurants; and Georgia, with 134 restaurants. The leading country internationally is Canada with 112 restaurants.

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

   The following table sets forth the number of company-owned and franchised Arby's restaurants at December 31, 1993, 1994 and 1995.

                                                           DECEMBER 31,
                                                 -------------------------
                                                    1993     1994     1995
                                                   -----    -----    -----
Company-owned restaurants........................    259      288      373
Franchised restaurants...........................  2,423    2,500    2,577
                                                  ------  -------   ------
     Total restaurants...........................  2,682    2,788    2,950
                                                  ------    ------  ------

   Since April 1993, Arby's has expanded its management team to support an accelerated program of opening company-owned restaurants, including professionals in charge of site analysis and selection, lease negotiation and personnel training. Arby's opened 49 company-owned restaurants in 1995, as compared to nine company-owned restaurants in 1994 and five company-owned restaurants in Transition 1993. In addition, Arby's acquired 50 Arby's restaurants from franchisees and sold three restaurants to franchisees. In order to facilitate new company-owned restaurant openings, in 1995, RC/Arby's Corporation, the parent corporation of Arby's ("RC/Arby's"), and two new wholly-owned subsidiaries of RC/Arby's, Arby's Restaurant Development Corporation ("ARDC") and Arby's Restaurant Holding Company ("ARHC"), entered into a series of transactions including loan agreements with FFCA Acquisition Corp., a subsidiary of Franchise Finance Corporation of America, pursuant to which they may borrow, in the aggregate, up to $87.3 million. In 1996, new restaurant openings will slow down as management focuses resources on converting existing restaurants to multi-brand restaurants and Roast Towns.

FRANCHISE NETWORK

   At December 31, 1995, there were 544 Arby's franchisees operating 2,577 separate locations. The initial term of the typical "traditional" franchise agreement is 20 years with a renewal option by the franchisee, subject to certain conditions. As of December 31,1995, Arby's did not offer any financing arrangements to its franchisees.

   As of December 31, 1995, Arby's had received prepaid commitments for the opening of up to 258 new domestic franchised restaurants over the next five years, including 155 new domestic franchised restaurants in 1995. Arby's also expects that 30 new franchised restaurants outside of the United States will open in 1996. Arby's has territorial agreements with international franchisees in four countries at December 31, 1995. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries, and, in some cases, the right to sub-franchise Arby's restaurants. Arby's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

   Arby's offers franchises for the development of both single and multiple "traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently provides for, among other things, an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment based on 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees during 1995 was 3.0%. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new traditional restaurant.

   In December 1994, Arby's began granting development agreements which give developers rights to develop Arby's limited service restaurants in conjunction with either an existing operating food service or other business or non-traditional locations for a specified term. These agreements require a $1,000 development deposit per store which is then applied toward royalties which are to be paid at a rate of 10% of sales (which includes the AFA contribution referred to below). The developer/franchisee is required to sign an individual franchise agreement for a term of five years. As of December 31, 1995, there were 25 franchised limited service restaurants in operation.

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

STRATEGIC RELATIONSHIPS

   In September 1995 Triarc acquired 12.5% of the outstanding common stock of ZuZu (a privately held corporation that owns and operates a chain of quick service Mexican restaurants), for a purchase price of $5.34 million. At such time Triarc also entered into two option agreements with ZuZu. Pursuant to the first option agreement, Triarc acquired an option to purchase an additional 12.5% of the outstanding common stock of ZuZu for an aggregate purchase price of not more than $5.99 million. This option is exercisable between the first and second anniversary of the closing date. Pursuant to the second option agreement, Triarc acquired an option to purchase an additional 25% of the outstanding ZuZu common stock. This option may be exercised during a 90-day period commencing on the third anniversary of the closing, provided that the first option has been exercised. The price of the shares to be purchased pursuant to the second option agreement will be based upon ZuZu's operating results and will not be less than $14.1 million or more than $20.3 million, in the aggregate.

   In connection with the transaction, Arby's and ZuZu entered into a master franchise agreement pursuant to which Arby's obtained exclusive worldwide rights to operate or grant franchises to operate ZuZu restaurants at "multi-brand" locations for an initial term of ten years (ZuZu may continue to operate or grant franchises to operate ZuZu-only restaurants). Under certain circumstances, Arby's may extend its exclusive multi-branding rights under the master franchise agreement for an additional three-year period.

   In addition, in 1995 Arby's acquired P.T. Noodles, a new restaurant concept developed jointly with Perspectives/The
Consulting Group, Inc., which offers a variety of Asian, Italian and American dishes based on serving corkscrew noodles with a variety of different sauces.

   On January 22, 1996, Arby's and T.J. Cinnamons, an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, announced that they had reached an agreement in principle through which Arby's will purchase the trademarks, service marks, recipes and secret formulas of T. J. Cinnamons. The purchase price for the acquisition will be $3.5 million, of which $1.75 million is to be in the form of a note. In addition, T.J. Cinnamons may also receive up to $5.5 million, over time, if Arby's sells specified amounts of T.J. Cinnamons products. Arby's will license back to T.J. Cinnamons the ability to distribute T.J. Cinnamons products through retail grocery outlets. Pursuant to the agreement in principle, Arby's will manage T.J. Cinnamon's existing locations pursuant to a management agreement and will receive the right grant licenses for full concept T.J. Cinnamons bakeries. Arby's will also enter into a consulting agreement with two principals of the seller, who will receive, in the aggregate, approximately $600,000 during the two year period following the closing. Consummation of the transaction is subject to (among other things) execution of a definitive agreement, satisfactory completion by Arby's of its due diligence review and other customary closing conditions.


ADVERTISING AND MARKETING

   Arby's advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by the local franchisee, Arby's or both on a shared basis. Franchisees and Arby's contribute 0.7% of gross sales to the Arby's Franchise Association ("AFA"), which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly gross sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly gross sales. In Transition 1993, 1994 and 1995, Arby's expenditures for advertising and marketing in support of company-owned stores were $11.1 million, $17.2 million and $22.4 million, respectively.

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

PROVISIONS AND SUPPLIES

   Arby's roast beef is provided by four independent meat processors, supplying the following approximate annual percentages of Arby's systemwide roast beef requirements:
Emmbers Foods (50%), Cargill Processed Meats (20%), International Beef Processors (17%) and Custom Food Products (13%). Franchise operators are required to obtain roast beef from one of the four approved suppliers. Arby's, through the non-profit purchasing cooperative ARCOP, Inc. ("ARCOP"), which negotiates contracts with approved suppliers on behalf of Arby's and its franchisees, has entered into "cost-plus" contracts and purchases with these suppliers. These contracts have a term of eighteen months and Arby's currently expects to renew them in April 1996. Arby's believes that satisfactory arrangements could be made to replace any of its current roast beef suppliers, if necessary, on a timely basis.

   Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval, which products are available from numerous suppliers. Food, proprietary paper and operating supplies are also made available, through national contracts employing volume purchasing, to Arby's franchisees through ARCOP.

          TEXTILES (GRANITEVILLE AND C.H. PATRICK)

   Graniteville manufactures, dyes, and finishes cotton, synthetic and blended (cotton and polyester) apparel fabrics. Graniteville produces fabrics for utility wear including uniforms and other occupational apparel, piece-dyed fabrics for sportswear, casual wear and outerwear, indigo-dyed fabrics for jeans, sportswear and outerwear and specialty fabrics for recreational, industrial and military end-uses. Through its wholly-owned subsidiary C.H. Patrick, Graniteville also produces and markets dyes and specialty chemicals primarily to the textile industry. Triarc believes that Graniteville is a leading domestic manufacturer of fabrics for utility wear, piece-dyed fabrics for sportswear, casual wear and outerwear and indigo-dyed fabrics used in the production of both basic and high-end fashion apparel. As of March 31, 1996, Triarc and Avondale entered into an agreement to sell the textile business of Graniteville to Avondale for a purchase price of $255 million in cash, subject to adjustment under certain circumstances. C.H. Patrick and certain other non-textile related assets are excluded from the transaction. It is expected that the Graniteville Sale will be consummated during the second quarter of 1996. Consummation of the Graniteville Sale is subject to customary closing conditions. See "Item 1. Business -- Business Strategy -- Strategic Alternatives."

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

   *      Invest Capital in Modern Vertically-Integrated
          Operations: Graniteville believes that vertical integration is an essential element of its ability to produce customized fabrics in a quick and cost-effective manner. Graniteville has spent $168 million over the nine year period ending December 31, 1995 to modernize its facilities. Graniteville's management will continue its facilities and equipment modernization program to lower production costs while simultaneously maintaining quality standards.

   *      Expand Dyes and Specialty Chemicals Business:
          Graniteville's dyes and specialty chemicals subsidiary, C.H. Patrick, has experienced 6.2%
          compound annual growth in revenues, and 4.1% compound annual growth in operating income, over the last five years. Graniteville's management believes that C.H. Patrick is viewed as an innovator in its field and it is expected that C.H. Patrick will continue to emphasize the development of its products and markets.


PRODUCTS AND MARKETS

   Graniteville's principal products are cotton and cotton blended fabrics, including denim. Fabric styles are distinguished by weave, weight and finishing. The production of fabric is organized into four product lines based on fabric type and end-use -- utility wear, piece-dyed fabrics for sportswear, casual wear and outerwear, indigo dyed fabrics for jeans, sportswear and outerwear and specialty products. In addition, Graniteville manufactures dyes and specialty chemicals through C.H. Patrick. Graniteville focuses its resources on products and markets where it believes it can obtain a significant market share. In each of its market segments, Graniteville focuses on developing relationships with those customers with the greatest need for high value added products.

   The contribution of each product line and service to Graniteville's total revenues during Fiscal 1993, Transition
1993, 1994 and 1995 is set forth below:

                                                   PERCENT OF REVENUES
                                    ---------------------------------------
                                       FISCAL  TRANSITION
                                        1993      1993       1994    1995
                                    ---------------------------------------
Utility wear.........................   36%         39%       43%       44%
Indigo-dyed fabrics for jeans,
  sportswear and outerwear...........   21          22        19        25
Piece-dyed fabrics for sportswear,
  casual wear and outerwear..........   26          23        21        16
Dyes and specialty chemicals.........    8           8         8         8
Specialty products...................    8           7         8         7
Other................................    1           1         1         0
                                      ----        ----      ----     ----
Total.................
                                       100%        100%      100%     100%
                                     -----        ----      ----     ----

     Utility Wear: Graniteville believes it is a leading domestic manufacturer of fabrics for sale to apparel manufacturers that supply utility wear to industrial laundries for rental to their customers, as well as manufacturers that sell utility wear on the retail market. In the utility wear market, fabrics are generally piece-dyed, which means that the fabric is first woven and then dyed. Utility wear customers require a durable fabric which complies with strict standards for fitness of use and continuity and retention of color. Graniteville works closely with its customers in order to develop fabrics with enhanced performance characteristics. Graniteville's utility wear customers include Red Kap, Williamson-Dickie, Carhartt, Inc., Cintas, American Uniform, Washable Inc., Walls Industries, Westex Inc., Unifirst and Reed Manufacturing.

     Indigo-Dyed (Denim) Fabrics for Jeans, Sportswear and
Outerwear: Graniteville believes it is a leading domestic manufacturer of indigo-dyed fabrics (primarily denim) in a wide range of styles for use in the production of high-end men's, women's and children's fashion apparel. Graniteville also produces other indigo-dyed fabrics for jeans, sportswear and outerwear. In the manufacture of indigo-dyed fabrics, the yarn is dyed before it is woven. This process results in the distinctive appearance of indigo-dyed apparel fabrics, noted by variations in color. Graniteville believes that it is a leader in the development of new and innovative colors and styles of weaves and finishes for indigo-dyed fabrics, and Graniteville works directly with its customers to produce indigo-dyed fabrics that meet the changing styles of the contemporary fashion market. Graniteville's indigo-dyed fabrics customers include Stuffed Shirt, Michael Caruso, The Gap Stores, Inc., Disenos De Alta Moda, Sears Roebuck & Co., Border Apparel, Wilkins Industries, Levi Strauss, Flynn Enterprises and Wrangler.

     Piece-dyed Fabrics for Sportswear, Casual Wear and
Outerwear: Graniteville believes it is a leading domestic manufacturer of woven cotton piece-dyed fabrics that are sold primarily to domestic manufacturers and retailers of men's, women's and children's sportswear, casual wear and outerwear. Fabrics are produced for customers in a wide variety of styles, colors, textures and weights, according to individual customer specifications. Graniteville works directly with its customers to develop innovative fabric styles and finishes. Graniteville's piece-dyed sportswear fabric customers include Liz Claiborne, Farah, Disenos De
Alta Moda, Levi Strauss, Brittania, Wrangler, Oshkosh B'
Gosh Inc., Guess, Kellwood Company and Aalf's Manufacturing
Co.

     Specialty Products: Graniteville produces a variety of fabrics for recreational, industrial and military end-uses, including coated fabrics for awnings, tents, boat covers and camper fabrics. The specialty products unit also dyes customer-owned finished garments, enabling customers to order color selections, while minimizing inventory risk and meeting short delivery schedules. Graniteville's specialty products customers include Teledyne/Brown Engineering, The Astrup Company, Kent Sporting Goods Co., Inc., Outdoor Venture Corporation, Dakota Tribal Industries, Fun Tees, Alpha Shirt Company, National Apparel Inc., Consumer Products, Inc. and Wichita Ponca.

C.H. PATRICK'S PRODUCTS AND MARKETS

     C.H. Patrick develops, manufactures and markets dyes and specialty chemicals, primarily to the textile industry. During both the twelve month period ended February 28, 1993 and the eight month period from March 1, 1993 through October 31, 1993, approximately 57% of C.H. Patrick's sales were to non-affiliated manufacturers, and 43% were to Graniteville. During each of 1994 and 1995, approximately 59% of C.H. Patrick's sales were to non-affiliated manufacturers and 41% were to Graniteville. C.H. Patrick's sales to third parties have increased at a compounded annual rate of 6.8% over the last three calendar years. Graniteville's management believes that C.H. Patrick has earned a reputation for producing high quality, innovative dyes and specialty chemicals.

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

     In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into the Supply Agreement pursuant to which C.H. Patrick will have the right to supply to the combined Graniteville/Avondale textile operations certain of its dyes and chemicals. The Supply Agreement will become effective upon the closing of the Graniteville Sale. See "Item 1, Business--Strategic Alternatives."

     In August 1994, C.H. Patrick acquired a minority interest in Taysung Enterprise Company, Ltd., ("Taysung") a Taiwanese manufacturer of dyes and chemicals. C.H. Patrick also obtained exclusive distribution rights in North, Central and South America for Taysung products for a period of five years. In 1995 C.H. Patrick wrote off its investment in Taysung. See Note 20 to the Consolidated Financial Statements.

MARKETING AND SALES

     Graniteville's fabrics are marketed and sold by its woven apparel marketing group which is located at Graniteville's headquarters in South Carolina. The group also maintains regional sales offices in New York, New York; Boston, Massachusetts; Greensboro, North Carolina; Greenville, South Carolina; Dallas, Texas; and San Francisco, California. Independent sales agents in Los Angeles, California and Ontario, Canada also market Graniteville's woven apparel products. Graniteville's specialty products are marketed and sold by the specialty products division. C.H. Patrick markets and sells its dyes and chemicals through its own sales and marketing department.

MANUFACTURING

     Graniteville is a vertically integrated manufacturer, with facilities capable of converting raw fiber into finished fabrics. Generally, raw fibers are purchased and spun into yarn, and yarns are either dyed and then woven into fabrics (as in the case of indigo-dyed fabrics) or woven into fabrics, which are then dyed according to customer specifications (as in the case of piece-dyed fabrics). Graniteville currently operates four weaving plants, two indigo-dyeing facilities, one indigo-finishing facility, one piece-dyeing facility, one coating facility and one garment-dyeing facility, all of which are located within a fifteen mile radius of Graniteville's headquarters.

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

     Graniteville invested approximately $168 million over the nine year period ending December 31, 1995, including approximately $13 million in 1995, to modernize its manufacturing operations. Graniteville's yarn spinning and weaving operations were updated by the addition of state-of-the-art computer-controlled spinning machinery and high speed air-jet and rapier looms, capable of significantly increasing productivity while allowing
Graniteville to maintain its high quality manufacturing standards. In 1996 Graniteville expects to spend approximately $15 million in order to maintain, expand and upgrade its facilities.


RAW MATERIALS

     The principal raw materials used by Graniteville in the manufacture of its textile products are cotton and man-made fibers (primarily polyester). Graniteville seeks to enter into partnership-type arrangements with its suppliers. It purchases cotton from a number of domestic suppliers at the time it receives orders from customers and generally maintains a commitment position resulting in a four to six month supply of cotton. U.S. cotton prices escalated markedly during 1994 and 1995. World cotton crop production increased in the 1995 crop reporting cycle after two successive years of declines (periods ending July 31 of each year). The declines in the 1994 and 1993 reporting cycles were as a consequence of the effects of disease, pest infestation and weather conditions in certain foreign countries. This decline in world supply, coupled with continued strong demand for cotton, resulted in rising prices beginning in late 1993, through all of 1994 and continuing into 1995. The average price paid for cotton by the textile segment escalated 17% in 1995 over the average price paid in 1994 and 16% in 1994 over the average price paid in 1993. In light of the foregoing, at December 31, 1995, Graniteville had a commitment position sufficient to cover forward sales. Polyester is generally purchased from one principal supplier, although there are numerous alternative domestic sources for polyester. Polyester is purchased pursuant to periodic negotiations whereby Graniteville seeks to assure itself of a consistent, cost-effective supply. In general, there is an adequate supply of such raw materials to satisfy the needs of the industry. In addition, Graniteville purchases greige goods from other manufacturers to supplement its internal production. These fabrics have normally been available in adequate supplies from a number of domestic sources. Graniteville also purchases bulk dyes and specialty chemicals manufactured by various domestic producers, including C.H. Patrick. While Graniteville believes that there is a competitive advantage to purchasing these dyes and specialty chemicals from C.H. Patrick, they are presently available in adequate supply in the open market. In connection with the Graniteville Sale, C.H. Patrick and Avondale have entered into the Supply Agreement pursuant to which C.H. Patrick will have the right to supply to the combined Graniteville/Avondale textile operations certain of its dyes and chemicals. See "Item 1. Business -- Business Segments -- Strategic Alternatives."

BACKLOG

     Graniteville's backlog of unfulfilled customer orders was approximately $244.3 million at December 31, 1995, as compared to approximately $276.7 million at December 31, 1994. It is expected that substantially all of the orders outstanding at December 31, 1995 will be filled during the next 12 months. Order backlogs are usual to the business in which Graniteville operates.

         LIQUEFIED PETROLEUM GAS (NATIONAL PROPANE)

     National Propane is engaged primarily in the retail marketing of liquefied petroleum gas ("LP gas") to residential, commercial and industrial, agriculture customers and to dealers that resell propane to residential and commercial customers. National Propane also sells related supplies and equipment, including home and commercial appliances. Triarc believes that National Propane is the fifth largest retail marketer of LP gas in terms of retail volume in the United States. As of December 31, 1995, National Propane had 164 service centers supplying markets in 24 states in the Midwest, Northeast, Southeast, and Southwest.

     Prior to the April 1993 change of control of Triarc
(see "Item 1. Business -- New Ownership; Posner
Settlement"), the LP Gas Companies conducted operations through nine regionally branded companies without central management or coordinated pricing or distribution strategies. Since April 1993, National Propane has, among other things, consolidated its operations into a single company with a national brand and logo. As part of such consolidation, Public Gas was merged with and into National
Propane during the second quarter of 1995. Prior to such merger, Public Gas (which had been owned 99.7% by SEPSCO) became a wholly-owned subsidiary of SEPSCO. In connection therewith, on February 22, 1996, SEPSCO redeemed all of its outstanding 11-7/8% Senior Subordinated Debentures due
February 1, 1998 (the "SEPSCO 11-7/8% Debentures").  See
Note 15 to the Consolidated Financial Statements. Triarc has announced that National Propane has formed an MLP which intends to offer common units to the public pursuant to an underwritten initial public offering. See "Item 1 --
Business -- Strategic Alternatives."


BUSINESS STRATEGY

     Since April 1993, National Propane has been assembling an experienced management team committed to implementing the following business strategy intended to increase revenues and improve operating margins:


     * Improved Pricing Management: To better monitor prices, in 1994 the LP Gas Companies installed a centralized price monitoring system in substantially all of their service centers. This system provides management with current system-wide supply, demand and competitive pricing information. Based on that information, pricing managers located at National Propane's headquarters determine the prices to be charged to National Propane's existing residential customers. With respect to commercial and industrial customers, agricultural customers and new residential customers, National Propane's management makes daily pricing recommendations to its local managers who determine prices based on such recommendations as well as on local conditions. In addition, National Propane intends to equip its delivery personnel with hand-held computer terminals that simplify customer billing and the collection of price and volume information.

     * Improved Marketing: National Propane intends to differentiate itself from many smaller, local competitors by strengthening its image as a reliable, full service nationwide propane supplier.

     * Efficient Purchasing: National Propane intends to further improve its propane purchasing and storage strategies thereby making more efficient use of its system-wide storage capacity. When conditions are appropriate, National Propane intends to purchase and store propane during the summer months when prices are generally lower and sell these supplies during periods of higher propane prices. In addition, National Propane intends to use its existing storage facilities or acquire additional facilities to minimize transportation costs by storing propane near large concentrations of its customers.


     * Consolidating Operations: National Propane will continue to look for opportunities to consolidate operations and reduce expenses. Since July 1993, the LP Gas Companies' work force has been reduced by approximately 16%.

     * Acquisitions: To complement the strategies outlined above, National Propane intends to increase revenues by acquiring smaller, independent competitors that operate within its existing geographic base and incorporating them into its existing distribution network and to acquire propane businesses in areas of the United States outside of its current geographic base where it believes there is growth potential and where an attractive return on its investment can be achieved. Accordingly, in August, 1995, Triarc acquired and contributed to National Propane the stock of a propane company and an affiliate, that sells LP gas and related merchandise in Colorado. The purchase price was approximately $4.2 million. National Propane also acquired the assets of three smaller retail propane marketers for an aggregate purchase price of approximately $375,000. In addition, National Propane has also entered into a letter of intent to acquire an additional propane business for $800,000, however, consummation of this acquisition is subject to customary closing conditions and completion of definitive documentation, and no assurance can be given that this acquisition will be completed.


     * Internal Growth: In addition to pursuing expansion through acquisitions, National Propane intends to pursue internal growth at its existing service centers and to expand its business by opening new service centers. National Propane believes that it can attract new customers and expand its market base by providing superior service, introducing innovative marketing programs and focusing on population growth areas.


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


MARKETS; CUSTOMERS

     LP gas is sold primarily in suburban and rural areas which do not have access to natural gas. Residential customers use LP gas in LP gas appliances and heaters in a manner similar to natural gas, primarily for heating, water heating, cooking (indoor and outdoor) and clothes drying. In the agricultural market, LP gas is used primarily for tobacco curing, crop drying, poultry breeding and weed control. Commercial and industrial customers use LP gas primarily for fueling over-the-road vehicles, forklifts and stationary engines, firing furnaces, as a cutting gas and in other process applications.

     During Fiscal 1993, Transition 1993, 1994 and 1995, approximately 62%, 53%, 53% and 49%, respectively, of sales by the LP Gas Companies were to residential customers and approximately 38%, 47%, 47% and 51%, respectively, of such sales were to commercial, agricultural and industrial customers. In Fiscal 1993, Transition 1993, 1994 and 1995, no single customer accounted for more than 10% of the LP Gas Companies' combined operating revenues.

PRODUCTS AND SERVICES

     LP gas is sold and distributed in bulk or in portable cylinders, through company-owned retail outlets and distributors. Most of National Propane's volume, in terms of dollars and gallons, is distributed in bulk, although almost half of its customers are served using interchangeable portable cylinders. For customers served using cylinders, normally two LP gas cylinders of 100 pound capacity (23.5 gallons each) are installed on the customer's premises along with necessary regulating and protective equipment. Regular bulk deliveries of LP gas are made to customers whose consumption is sufficiently high to warrant this type of service. For such customers, tanks (usually having a capacity of 50 to 1,000 gallons) are installed at the customers' premises and the LP gas is stored in the tanks under pressure and piped into the premises.

     Year-to-year demand for LP gas is affected by the relative severity of the winter and other climatic conditions. For example, while the frigid temperatures that were experienced by the United States in January and February of 1994 significantly increased the overall demand for LP gas, the warm weather during the winter of 1994-1995 significantly decreased the overall demand for LP gas. The winter of 1995-1996 has returned to near normal temperatures and demand for LP gas has increased from prior year levels.

     National Propane also provides specialized equipment for the use of LP gas. In the residential market, National Propane sells household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers. In the industrial market, National Propane sells or leases specialized equipment for the use of LP gas as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of LP gas as engine fuel and for chicken brooding and crop drying.

SUPPLY

     The profitability of National Propane is dependent upon the price and availability of propane as well as seasonal and climatic factors. Contracts for propane are typically made on a year-to-year basis, but the price of the propane to be delivered depends upon market conditions at the time of delivery. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets, and from time to time the ability to obtain propane at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of propane. National Propane purchased propane from over 35 domestic and Canadian suppliers during 1995, primarily major oil companies and independent producers of both gas liquids and oils, and it also purchased propane on the spot market. In 1995, National Propane purchased approximately 81% and 19% of its propane supplies from domestic and Canadian suppliers, respectively. Approximately 87% of propane purchases by National Propane in 1995 were on a contractual basis under one year agreements subject to annual renewal. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. Some contracts include a pricing formula that typically is based on such market prices. With the exception of one contract for the purchase of 11 million gallons, which expires in April 1996, National Propane is not currently a party of any supply contracts containing "take or pay" provisions. National Propane expects to renegotiate such contract upon its expiration to remove the "take or pay" provision. Except for occasional opportunistic buying and storage of propane, National Propane has not engaged in any significant hedging activities with respect to propane supply requirements, although it may do so from time to time in the future.

     Warren Petroleum Company ("Warren"), a division of Chevron U.S.A., and Conoco Gas Products ("Conoco") supplied 13.5% and 10.2%, respectively, of National Propane's propane in 1995. National Propane believes that if supplies from either Warren or Conoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however the cost of procuring replacement supplies might be materially higher at least on a short-term basis. No other single supplier provided more than 10% of National Propane's total propane supply in 1995.


GENERAL

     TRADEMARKS

     Royal Crown considers its concentrate formulae, which are not the subject of any patents, to be trade secrets. In addition, RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK, C&C and THIRST THRASHER are registered as trademarks in the United States, Canada and a number of other countries. Royal Crown believes that such trademarks are material to its business.


     Mistic is the owner of the MISTIC and ROYAL MISTIC trademark and considers them to be material to its business.


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

     National Propane utilizes a number of trademarks and tradenames which it owns (including "National PropaneTM"), some of which have a significant value in the marketing of its products.

     The material trademarks of Royal Crown, Mistic, Arby's and Graniteville are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Royal
Crown's, Arby's, Mistic's and Graniteville's rights to such trademarks in the United States will last indefinitely as long as they continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Royal Crown's, Mistic's, Arby's and Graniteville's right to use the foregoing trademarks in the United States.


     COMPETITION

     Triarc's four businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than does Triarc.
     Royal Crown's soft drink products and Mistic's New Age beverage products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola and New Age beverages such as Snapple and AriZona iced teas. Royal Crown and Mistic compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by Royal Crown's and Mistic's distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

     Arby's faces direct and indirect competition from numerous well established competitors, including national and regional fast food chains. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other food service establishments. Key competitive factors in the QSR industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

     In recent years, both the beverage and restaurant businesses have experienced increased price competition resulting in significant price discounting throughout these industries. Price competition has been especially intense with respect to sales of beverage products in food stores, with local bottlers granting significant discounts and allowances off wholesale prices in order to maintain or increase market share in the food store segment. When instituting its own discount promotions, Arby's has experienced increases in sales but, with respect to company-owned restaurant operations, lower gross margins.
While the net impact of price discounting in the soft drink and QSR industries cannot be quantified, such practices could have an adverse impact on Triarc.

     Graniteville has many domestic competitors, including large integrated textile companies and smaller concerns. No single manufacturer dominates the industry or any particular line in which Graniteville's participates. The principal elements of competition include quality, price and service.

     Triarc's textile business has experienced significant competition from manufacturers located outside of the United States that generally have access to less expensive labor and, in certain cases, raw materials. Graniteville has attempted to counteract the negative impact of competition from imports by focusing on product lines (for example, workwear) that have experienced less vulnerability to import penetration, and by emphasizing Graniteville's location in the United States, its efficient production techniques and its high level of customer service which allow it to provide more timely deliveries and to respond more quickly to changes in its customers' fabric needs. Exchange rate fluctuations can also affect the level of demand for Graniteville's products by changing the relative price of competing fabrics from overseas producers. The North American Free Trade Agreement, which became effective on January 1, 1994, immediately eliminated quantitative restrictions on qualified imports of textiles between the United States, Mexico and Canada and will gradually eliminate tariffs on such imports over a ten year period. In addition, an agreement reached on December 15, 1993 under the General Agreement on Tariffs and Trade ("GATT") will eliminate quantitative restrictions on imports of textiles and apparel between GATT member countries after a ten year transition period. The new GATT agreement became effective on July 1, 1995. Any significant reduction in import protection for domestic textile manufacturers could adversely affect Graniteville's business.

     Most of National Propane's service centers compete with several marketers or distributors of LP gas and certain service centers compete with a large number of marketers or distributors. Each of National Propane's service centers operate in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The principle competitive factors affecting this industry are reliability of service, responsiveness to customers and the ability to maintain competitive prices. LP gas competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. LP gas serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of the product is required. LP gas is generally more expensive than natural gas in locations served by natural gas, although LP gas is sold in such areas as a standby fuel for use during peak demand periods or during interruptions in natural gas service. Although the extension of natural gas pipelines tends to displace LP gas distribution in the areas affected, National Propane believes that new opportunities for LP gas sales arise as more geographically remote areas are developed. LP gas is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking.
Although LP gas is similar to fuel oil in certain applications, as well as in market demand and price, LP gas and fuel oil have generally developed their own distinct geographic markets, reducing competition between such fuels. In addition, the use of alternative fuels, including LP gas, is mandated in certain specified areas of the United States that do not meet federal air quality standards.

     WORKING CAPITAL

     Royal Crown's and Arby's working capital requirements are generally met through cash flow from operations.
Accounts receivable of Royal Crown are generally due in 30 days and Arby's franchise royalty fee receivables are due within 10 days after each month end.

     Mistic's working capital requirements are generally met through cash flow from operations, supplemented by advances under a credit facility entered into in connection with the Mistic Acquisition (as subsequently amended, the "Mistic Credit Agreement") which initially provided Mistic with a $60 million term loan facility ($58.75 million at March 1, 1996) and a $20 million ($20 million at March 1, 1996) revolving credit facility (of which $2.4 million was available at March 1, 1996). Accounts receivable of Mistic are generally due in 30 days.

     Working capital requirements for the textile business are generally fulfilled from operating cash flow supplemented by advances under a credit facility (as subsequently amended, the "Graniteville Credit Facility") which initially provided Graniteville with an $80 million term loan ($82.9 million at March 1, 1996) and a $100 million ($130 million at March 1, 1996) revolving credit facility (of which approximately $9.9 million was available at March 1, 1996). Trade receivables are generally due in 60 days, in accordance with industry practice. It is expected that the Graniteville Credit Facility will be repaid in full upon consummation of the Graniteville Sale.
See "Item 1. Business -- Strategic Alternatives" and
"Business Segments -- Textiles."

     Working capital requirements for C.H. Patrick are generally fulfilled from operating cash flow supplemented by advances under the Graniteville Credit Facility. Following completion of the Graniteville Sale, it is expected that C.H. Patrick will enter into a new credit facility that will supplement its operating cash flow in order to fulfill its working capital requirements.

     Working capital requirements for National Propane fluctuate due to the seasonal nature of its business. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of LP gas sold declines during the spring and summer. Working capital requirements are generally met through cash flow from operations supplemented by advances under a credit facility (as amended, the "National Propane Credit Facility") which initially provided National Propane with a $90.0 million term loan and commitment ($84.1 million at March 1, 1996) and a $57.2 million ($43.2 million at March 1, 1996) revolving credit facility (none of which was available at March 1, 1996, including the $13.9 million acquisition sub facility due to debt covenant limitations). Accounts receivable are generally due within 30 days of delivery. It is expected that the existing National Propane Credit Facility will be repaid in full upon consummation of the public offering by the National Propane MLP. See "Item 1. Business -- Strategic Alternatives" and "Business Segments -
- - Liquefied Petroleum Gas."

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

     The production and marketing of Royal Crown and Mistic beverages are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA").
The FDA also regulates the labeling of Royal Crown and Mistic products. In addition, Royal Crown's and Mistic's dealings with its distributors may, in some jurisdictions, be subject to state laws governing the offer and sale of franchises and the substantive aspects of the franchisor-franchisee relationship.

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

     National Propane is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of LP gas, and the health and safety of workers, primarily OSHA and the regulations promulgated thereunder.

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

     In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control (the "DHEC") that it discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects
(i) on human health, (ii) to existing recreational uses or
(iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. Subsequently, DHEC requested Graniteville to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond. Graniteville submitted a proposed protocol for monitoring sediment deposition in Langley Pond on April 26, 1995. DHEC responded to this proposal on October 30, 1995 requesting some additional information. This information was provided to DHEC in February 1996. Graniteville is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's apparent conclusion in March 1994 and the absence of reasonable remediation alternatives, Triarc believes the ultimate outcome of this matter will not have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville and sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. Graniteville conducted an initial investigation in June 1992 which included the installation and testing of two ground water monitoring wells. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill. On April 7, 1995 Graniteville submitted a conceptual investigation approach to DHEC. On August 22, 1995 DHEC requested that Graniteville enter into a consent agreement to conduct an investigation. Graniteville has responded to DHEC that a consent agreement is inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve Graniteville's April 7, 1995 conceptual investigation approach. The cost of the study proposed by Graniteville is estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, Graniteville is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and ground water for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations. Remediation has been completed on two of these sites and is ongoing at seven others. Remediation will commence on the remaining four ice plants in 1996. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site, and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1996 and 1997. Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, four were remediated in 1994, at an aggregate cost of $484,000, and two were remediated in 1995 at an aggregate cost of $160,000. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of two sites which may in the future require demolition. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all such remediation and/or removal and demolition will approximate $5,350,000, of which $1,500,000, $2,700,000 (including a 1994 reclassification of $500,000) and $1,150,000 were provided prior to Fiscal 1993, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of $3,836,000 through December 31, 1995 and has a remaining accrual of $1,514,000. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated financial position or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In May 1994 National Propane was informed of coal tar contamination which was discovered at its properties in Marshfield, Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National Propane engaged environmental consultants who began work in August 1994. In December 1994, the environmental consultants issued a report to National Propane which estimated the range of potential remediation costs to be between $415,000 and $925,000, depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. In February 1996, based upon new information, National Propane's environmental consultants issued a second report which presented the two most likely remediation methods and revised estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is between $1,600,000 and $3,300,000. The range for the second method, which involves building a containment wall and treatment of ground water, is between $432,000 and $750,000. Based on discussions with National Propane's environmental consultants, both methods are acceptable remediation plans. National Propane will have to agree upon the final plan with the State of Wisconsin. If National Propane is found liable for any of such costs, it will attempt to recover such costs from the Successor. Based on currently available information and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and the estimate of the costs thereof are only preliminary and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." National Propane's liability with respect to this matter is expected to be assumed by the National Propane MLP. See "Item 1. Business -- Strategic Alternatives" and "Business Segments -- Liquefied Petroleum Gas."

     In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994, as a result of tests necessitated by the removal of four underground storage tanks at Royal Crown's no longer used distribution site in Miami, Florida, hydrocarbons were discovered in the groundwater. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management ("DERM") to determine the extent of the contamination. The necessary testing to determine the extent of the contamination is still underway, but the early estimate of total remediation costs (in excess of amounts incurred through December 31, 1995) given by the environmental consultant retained by Royal Crown is between $150,000 and $230,000, depending on the actual extent of the contamination. Royal Crown has submitted a remediation plan to DERM. Additionally, in 1994 the Texas Natural Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. The environmental remediation firm retained by Royal Crown estimates the total cost of remediation to be approximately $210,000 (in excess of amounts incurred through December 31, 1995), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund. Royal Crown has incurred actual costs of $293,000, in the aggregate, through December 31, 1995 for these matters. Triarc does not believe that the outcome of these matters will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     SEASONALITY

     Of Triarc's four businesses, the beverages and LP gas businesses are seasonal. In the beverage businesses, the highest sales occur during spring and summer (April through September). LP gas operations are subject to the seasonal influences of weather which vary by region. Generally, the demand for LP gas during the winter months, November through April, is substantially greater than during the summer months at both the retail and wholesale levels, and is significantly affected by climatic variations. As a result of the foregoing, Triarc's revenues are highest during the first and fourth calendar quarters of the year.

     DISCONTINUED AND OTHER OPERATIONS

     Triarc continues to own a few ancillary business assets. Consistent with Triarc's strategy of focusing resources on its four principal businesses, during 1994 and 1995 SEPSCO completed its sale or discontinuance of substantially all of its ancillary business assets. These sales or liquidations will not have a material impact on Triarc's consolidated financial position or results of operations. The precise timetable for the sale or liquidation of Triarc's remaining ancillary business assets will depend upon Triarc's ability to identify appropriate purchasers and to negotiate acceptable terms for the sale of such businesses. In addition, during the second quarter of 1995, National Propane and Public Gas merged. Prior to such merger, Public Gas became a wholly-owned subsidiary of SEPSCO. In connection therewith, on February 22, 1996 SEPSCO redeemed all of its outstanding 11-7/8% Debentures. See Note 15 to the Consolidated Financial Statements.

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

     In March 1994, Chesapeake Insurance consummated an agreement (which agreement was effective as of December 31, 1993) with AIG Risk Management, Inc. ("AIG") concerning the commutation to AIG of all insurance previously underwritten by AIG on behalf of Triarc and its subsidiaries and affiliated companies for the years 1977-1993, which insurance had been reinsured by Chesapeake Insurance. In connection with such commutation, AIG received an aggregate of approximately $63.5 million, consisting of approximately $29.3 million of commercial paper, common stock and other marketable securities of unaffiliated third parties, and a promissory note of Triarc in the original principal amount of approximately $34.2 million. In December 1995, such promissory note was amended and restated in order to reflect the forgiveness of $3.0 million of such indebtedness in April 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." For information regarding Triarc's insurance loss reserves relating to Chesapeake's operations, See Note 1 to the Consolidated Financial Statements.

     Discontinued Operations: In the Consolidated Financial Statements, Triarc reports as "discontinued operations" a few ancillary business assets, including certain idle properties owned by SEPSCO. In 1994, SEPSCO completed its sale or discontinuance of substantially all of its ancillary business assets. In February 1995, SEPSCO sold to a former member of its management team the stock of Houston Oil & Gas Company, Inc., a subsidiary which was engaged in the natural gas and oil business ("HOG"), for an aggregate purchase price of $800,000, consisting of $729,500 in cash, a waiver of certain bonuses payable by SEPSCO to such former management member and a six month promissory note in the original principal amount of $48,000, which has been paid in full. Since January 1995, SEPSCO has sold six idle properties for an aggregate price of approximately $300,000. In addition, in January, 1996, SEPSCO entered into an agreement to sell a 42,000 square foot parcel of land located in Miami, Florida to a real estate developer for a purchase price of approximately $1.5 million. Consummation of the sale is subject to a number of contingencies, including satisfactory completion by the purchaser of title and environmental due diligence regarding the property. Consummation of the sale is expected to occur during the third quarter of 1996. See Note 21 to the Consolidated Financial Statements.

     EMPLOYEES

     As of December 31, 1995, Triarc and its four business segments employed approximately 10,275 personnel, including approximately 1,950 salaried personnel and approximately 8,325 hourly personnel. Triarc's management believes that employee relations are satisfactory. At December 31, 1995, approximately 166 of the total of Triarc's employees were covered by various collective bargaining agreements expiring from time to time from the present through 1998.

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

     Certain information about the major plants and facilities maintained by each of Triarc's four business segments, as well as Triarc's corporate headquarters, as of December 31, 1995 is set forth in the following table:

                                                                                          APPROXIMATE
                                                            SQ. FT. OF
ACTIVE FACILITIES       FACILITIES-LOCATION    LAND TITLE   FLOOR SPACE
- --------------------    --------------------   ----------   ------------
Corporate Headquarters  New York, NY            1 leased      25,000
Beverages.............  Concentrate Mfg:
                        Columbus, GA            1 owned      216,000
                        (including office)
                        Cincinnati, OH          1 leased      23,000
                        Royal Crown
                        Corporate Headquarters
                        Ft. Lauderdale, FL      1 leased     19,180*
                        Mistic Corporate
                        Headquarters
                        New Rochelle, NY        1 leased      11,250

Restaurant..........    373 Restaurants         75 owned          **
                        (all but 17 locations   298 leased
                        throughout the
                        United States)
                        Corporate Headquarters  1 leased     58,429*
                        Ft. Lauderdale, FL
Textiles............    Fabric Mfg.:
                        Graniteville, SC        6 owned    2,000,000
                        Augusta, GA             2 owned      518,000
                        Warrenville, SC         2 owned      208,000
                        Chemical and Dye Mfg.:***
                        Greenville, SC          2 owned      103,000
                        Williston, SC           1 owned       75,000
LP Gas...............   Office                  1 owned       17,000
                        163 Service Centers     193 owned    532,000
                        83 Storage Facilities   57 leased       ****
                        (various locations
                        throughout the
                        United States)
                        2 Underground storage
                        terminals
                        2 Above ground
                        storage terminals

                                                                                          APPROXIMATE
                                                            SQ. FT. OF
INACTIVE FACILITIES     FACILITIES-LOCATION    LAND TITLE   FLOOR SPACE
- --------------------    --------------------   ----------   ------------
Restaurant..........    Restaurants             2 owned        **
                                                6 leased
Textiles............    Fabric Mfg              4 owned        847,000
                                                  *****

- ------------

*       Royal Crown and Arby's also share 18,759 square feet of common space at the headquarters of their parent corporation, RC/Arby's.

**      While Arby's restaurants range in size from approximately 700 square feet to 4,000 square feet, the typical company-owned Arby's restaurant in the United States is approximately 2,750 square feet.

***     To be retained by C.H. Patrick after consummation of the Graniteville Sale.  See "Business --
        Strategic Alternatives" and "Business Segments -- Textiles."

****    The LP gas facilities have approximately 33 million gallons of storage capacity (including approximately one million gallons of storage capacity currently leased to third parties).  All such properties are expected to be transferred to the National Propane MLP.  See "Business --
        Strategic Alternatives" and "Business Segments -- Liquefied Petroleum Gas."

*****   Two of such facilities, comprising approximately 465,000 square feet, are contemplated to be included in the Graniteville Sale.  See "Business --Strategic Alternatives" and "Business
        Segments --Textiles."

     Arby's also owns one and leases two land sites for future restaurants and owns nine and leases eleven restaurants which are sublet principally to franchisees.

     Substantially all of the properties used in the textiles and LP gas segments are pledged as collateral for certain debt. In addition, substantially all of the properties used by Mistic and certain of the properties used in the restaurant segment are pledged as collateral for certain debt. All other properties owned by Triarc are without significant encumbrances.

     Certain information about the materially important physical properties of Triarc's discontinued and other operations as of December 31, 1995 is set forth in the following table:

                                                                                          APPROXIMATE
                                                            SQ. FT. OF
INACTIVE FACILITIES     FACILITIES-LOCATION    LAND TITLE   FLOOR SPACE
- --------------------    --------------------   ----------   ------------
Refrigeration.......    Ice mfg. and cold       4 owned        92,000
                        storage Ice mfg.        13 owned       173,000
National Propane....    Undeveloped land        3 owned        N/A

     The natural gas and oil operations of SEPSCO, which were sold in February 1995, had net working interests in approximately 61,000 acres and net royalty interests in approximately 4,000 acres, located almost entirely in the states of Alabama, Kentucky, Louisiana, Mississippi, North Dakota, Texas and West Virginia. In June 1995, Graniteville sold approximately 10,400 acres of land (predominantly woodland) in and around Graniteville, South Carolina.

ITEM 3. LEGAL PROCEEDINGS.

     In April 1993, the United States District Court for the Northern District of Ohio (the "Ohio Court") entered a final order approving a Modification of a Stipulation of Settlement (the "Modification") which (i) modified the terms of a previously approved stipulation of settlement (the "Original Stipulation") in an action captioned Granada Investments, Inc. v. DWG Corporation et al., an action commenced in 1989 ("Granada"), and (ii) settled two additional lawsuits pending before the Ohio Court captioned Brilliant et al. v. DWG Corporation, et al., an action commenced in July 1992 ("Brilliant"), and DWG Corporation by and through Irving Cameon et al. v. Victor Posner et al., an action commenced in June 1992 ("Cameon"). Each of the Granada, Brilliant and Cameon cases were derivative actions brought against Triarc's predecessor, DWG, and each of its then current directors (other than Triarc's court-appointed directors, in the Brilliant and Cameon cases) which alleged various instances of corporate abuse, waste and self-dealing by Victor Posner, Triarc's then current Chairman of the Board and Chief Executive Officer, and certain breaches of fiduciary duties and violations of proxy rules. The Cameon case was also brought as a class action and included claims under the Racketeer Influenced and Corrupt Organizations Act of 1970 and for violating federal securities laws. On February 7, 1995, the Ohio Court issued an order which granted the motion of Granada Investments, Inc. ("Granada Investments") and their counsel, Squire, Sanders & Dempsey, for an award of costs in the amount of $850,000. In accordance with such order, Triarc paid such amount on February 7, 1995.

     The Modification continued the requirement contained in the Original Stipulation that the Triarc Board include three court appointed directors and that such directors, along with two other directors who are neither Triarc employees nor relatives of Posner, form a special committee of the Triarc Board (the "Triarc Special Committee") with authority to review and approve any newly undertaken transaction between Triarc and its subsidiaries, on the one hand, and entities or persons affiliated with Posner on the other hand, other than those transactions specifically approved in the Modification. The Modification specifically permitted Triarc and/or affiliated entities to make certain payments of rent, salary and expense reimbursements to Posner and/or persons or entities related to or affiliated with him. See "Item 1. Business -- New Ownership; Posner Settlement" for information regarding the Settlement Agreement, pursuant to which certain claims between Triarc and certain of the Posner Entities were settled. Pursuant to the order of the Ohio Court dated February 7, 1995, the effective period under the Modification is deemed to have expired and, as of such date, the Modification was terminated. As a result, the Triarc Special Committee has been disbanded. On March 21, 1995, Triarc paid a final fee of $2.0 million to the three court-appointed members of the Triarc Special Committee and each of them delivered a release/agreement to Triarc agreeing, among other things, not to seek additional fees. See "Executive Officers -- Compensation of Directors" in the 1995 Proxy Statement. In the fall of 1995, Granada Investments, Victor Posner and the three former court-appointed members of the Triarc Special Committee asserted claims against Triarc for money damages and declaratory relief, and, in the case of the former court-appointed directors, additional fees. In September 1995 and January 1996 Triarc paid an aggregate of approximately $133,000 to Granada Investments for additional counsel fees claimed. Triarc believes these payments are subject to reimbursement by Posner and a Posner Entity under the Settlement Agreement. On January 30, 1996 the court held that it had no jurisdiction and dismissed all proceedings in this matter. Posner has filed a notice of appeal.

     In October 1995 Triarc commenced an action against Posner and a Posner Entity in the United States District Court for the Southern District of New York in which it asserted breaches by them of their reimbursement obligations
under the Settlement Agreement.   The defendants have
asserted certain affirmative defenses and a counterclaim seeking a declaratory judgement that $2.9 million of the $6.0 million settlement payment paid by defendants to Triarc pursuant to the Settlement Agreement should be credited against defendants' obligations, if any, to reimburse Triarc's fees and expenses under the Settlement Agreement. See "Item 1. Business--New Ownership; Posner Settlement." Cross-motions for summary judgment have been filed and are pending.

     In November, 1995, the Company commenced an action in New York State court alleging that the three former court-appointed directors violated the release/agreements they executed in March 1995 by seeking additional fees of $3.0 million. The action has been removed to federal court in New York, and Triarc has requested leave to move for summary judgement.

     On December 6, 1995 the three former court-appointed members of the Triarc Special Committee commenced an action in the United States District Court for the Northern
District of Ohio seeking (among other things), an adjudication of certain parties' actual or potential claims with respect to certain shares of Triarc's Class A Common
Stock held by the plaintiffs, an order restoring the plaintiffs to Triarc's Board of Directors and additional fees. On February 6, 1996, the court dismissed the action without prejudice. The plaintiffs' have filed a notice of appeal.

     In addition to the matters described immediately above and the matters referred to or described under "Item 1. Business -- General -- Environmental Matters," Triarc and its subsidiaries are involved in claims, litigation and administrative proceedings and investigations of various types in several jurisdictions. As discussed below, certain of these matters relate to transactions involving companies which, prior to April 1993 were affiliates of Triarc and which subsequent to April 1993 became debtors in bankruptcy proceedings.

     In August 1993 NVF, which was affiliated with Triarc until April 1993, became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In addition, in June 1994 the official committee of NVF's unsecured creditors (the "NVF Committee") filed an amended complaint (the "NVF Litigation") against Triarc and certain former affiliates alleging various causes of action against Triarc and seeking, among other things, an undetermined amount of damages from Triarc. On August 30, 1994 the district court issued an order granting Triarc's motion to dismiss certain of the claims and allowing the NVF Committee to file an amended complaint alleging why certain other claims should not be barred by applicable statutes of limitation. On October 17, 1994 the NVF Committee filed a second amended complaint alleging various causes of action. Triarc responded to the second amended complaint by filing a motion to dismiss the complaint in its entirety. On February 10, 1995 the NVF Committee moved for leave to file a third amended complaint. Triarc opposed that motion. In October 1995, the parties to the NVF Litigation executed a Stipulation and Agreement of Compromise and Settlement pursuant to which all claims against Triarc were dismissed. Under the settlement Triarc will bear no liability. The settlement was approved by the bankruptcy court on November 22, 1995 and on December 15, 1995, the district court dismissed the action with prejudice. Pursuant to the Settlement Agreement, (described more fully in "Item 1. Business -- New Ownership; Posner Settlement"), Triarc has been indemnified by Posner and a Posner Entity for its expenses incurred after December 1, 1994 and for any liability arising out of the NVF Litigation.

     In June 1994 NVF commenced a lawsuit in federal court against Chesapeake Insurance and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF sought compensatory damages in an aggregate amount of approximately $2,000,000 and punitive damages in the amount of $3,000,000. In July 1994 Chesapeake Insurance responded to NVF's allegations by filing an answer and counterclaims in which Chesapeake Insurance denied the material allegations of NVF's complaint and asserted defenses, counterclaims and set-offs against NVF. Pursuant to an agreement effective June 30, 1995, Chesapeake and NVF agreed to settle all claims, counterclaims and proofs of claim for a net payment to NVF of $200,000. On or about June 30, 1995 the Court having jurisdiction over the NVF Proceeding approved the settlement and such payment was made by Chesapeake Insurance in July 1995.

     In connection with certain former cost sharing arrangements, advances, insurance premiums, equipment leases and accrued interest, Triarc had receivables due from APL, a former affiliate until April 1993, aggregating $38,120,000 as of April 30, 1992, against which a valuation allowance of $34,713,000 was recorded. Thereafter APL experienced recurring losses and other financial difficulties and in July 1993 APL became a debtor in a proceeding under Chapter 11 of the Bankruptcy Code (the "APL Proceeding"). Accordingly, during Fiscal 1993, Triarc and its subsidiaries provided an additional $9,863,000 for the unreserved portion of the receivable at April 30, 1992 and additional net billings in 1993 and wrote off the full balance of the APL receivables and related allowance of $44,576,000. In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against Triarc and certain companies formerly or presently affiliated with Victor Posner or with Triarc, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to Triarc and preferential transfers allegedly made by APL to a defendant other than Triarc. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts claims against Triarc for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which Triarc has asserted against APL, (c) declaratory relief as to whether APL has any liability to Triarc and (d) recovery of fraudulent transfers allegedly made by APL to Triarc prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from Triarc as well as the other relief identified in the preceding sentence. In April 1994 Triarc responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs (the "Answer"). In the Answer, Triarc denies the material allegations in the complaint and asserts counterclaims and set-offs against APL. On June 8, 1995, the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an order confirming the Creditors' Committee's First Amended Plan of Reorganization (the "Plan") in the APL Proceeding. The Plan provides, among other things, that Security Management Corporation ("SMC"), a company controlled by Victor Posner, will own all of the common stock of APL and that SMC, among other entities, is authorized to object to claims made in the APL Proceeding. The Plan also provides for the dismissal with prejudice of the APL Litigation. In August, 1995, SMC filed an objection (the "Objection") to the claims against APL filed by Triarc and Chesapeake. The Objection, as it relates to Triarc's claim, is based upon a settlement agreement entered into on January 9, 1995 (the "Settlement Agreement") among Triarc, Victor Posner, SMC and others (the "Posner Entities") under which Triarc agreed to withdraw its claims against APL provided that Victor Posner and SMC promptly reimburse Triarc for its costs and expenses incurred on or after December 1, 1994 in the APL Litigation. The Objection, as it relates to Chesapeake's claim, alleges that (i) Chesapeake did not timely file its claim, (ii) Chesapeake failed to substantiate that a portion of its claim is entitled to priority, (iii) Chesapeake's claim is not enforceable against APL, (iv) Chesapeake lacks standing to prosecute the claim, (v) the claim is contingent and (vi) Chesapeake failed to substantiate that its claim is secured. On September 5, 1995, Triarc and Chesapeake filed responses to the Objection denying the material allegations in the Objection. In addition, Triarc and Chesapeake filed a motion to dismiss the Objection on the basis that SMC is barred from making the Objections because of the dismissal with prejudice of the APL Litigation under the Plan. Triarc also filed a motion for summary judgment against SMC on the basis that the conditions precedent to Triarc's obligation to withdraw its claims against APL under the Settlement Agreement had not been met because Victor Posner and SMC had not satisfied their reimbursement obligations. In response to Triarc's motions, SMC filed pleadings in which it asserts that the APL Litigation was not dismissed as to Triarc and Chesapeake and attached as an exhibit to its pleadings an order entered in the APL Litigation subsequent to confirmation of the Plan purporting to drop Victor Posner as a defendant in the APL Litigation and substitute APL as plaintiff (the "Order Dropping Posner"). Following a hearing on Triarc's motions on November 7, 1995, the Bankruptcy Court (i) ordered that a final judgment of dismissal of the APL Litigation be entered, (ii) dismissed the Objection and (iii) vacated the Order Dropping Posner. In December 1995, APL filed a motion for rehearing and reconsideration of (i) the final judgment of dismissal of the APL Litigation and (ii) the order vacating the Order Dropping Posner, and SMC filed a motion for rehearing and reconsideration of the order dismissing the Objection. On February 1, 1996, the Bankruptcy Court conducted a hearing on APL's and SMC's motions. On March 12, 1996, following the submission of post-hearing memoranda of law, the Bankruptcy Court denied APL's and SMC's motions for rehearing. SMC and/or APL have filed a motion to extend their time to file a notice of appeal and have indicated that they intend to appeal.

     On December 11, 1995, Triarc and Chesapeake commenced a proceeding in the Bankruptcy Court under section 1144 of the Bankruptcy Code, naming Victor Posner, SMC and APL as defendants, and naming the official committee of unsecured creditors of APL as a nominal defendant (the "1144 Proceeding"). Triarc commenced the 1144 proceeding because of motions pending on December 11, 1995 (the final date on which such a proceeding could be commenced under the Bankruptcy Code), in which APL and SMC sought to continue prosecuting the APL Litigation against Triarc and Chesapeake notwithstanding that the Plan required the dismissal of the APL Litigation with prejudice. In the event APL and SMC were to prevail in such attempts, Triarc would seek to have the confirmation order revoked or modified in certain respects, including to prevent the prosecution of the APL Litigation against Triarc and Chesapeake. On January 25, 1996, SMC and APL filed a motion to dismiss the 1144 Proceeding on the grounds that (i) the Bankruptcy Court is unable to grant effective relief since the Plan has been substantially consummated, (ii) Triarc and Chesapeake are estopped from seeking relief under section 1144 and (iii) the complaint in the 1144 Proceeding fails to state a claim upon which relief can be granted. On February 12, 1996, Triarc and Chesapeake filed a response to the motion to dismiss and on February 16, 1996, SMC and APL filed a reply. On February 26, 1996, the committee of unsecured creditors of APL filed an answer and affirmative defenses to the complaint in the 1144 Proceeding, denying that the Plan required the dismissal of the APL Litigation and asserting as an affirmative defense that the complaint in the 1144 Proceeding fails to state a claim upon which relief can be granted. A hearing on SMC's motion to dismiss has been scheduled for April 1, 1996.

     Triarc and its subsidiaries had secured receivables from PEC, a former affiliate of Triarc, aggregating $6,664,000 as of April 30, 1992 against which a $3,664,000 valuation allowance was recorded. PEC and certain of its subsidiaries had also filed for protection under the Bankruptcy Code in February 1992 (the "PEC Proceedings"), and accordingly, during Fiscal 1993, Triarc and its subsidiaries recorded an additional $3,000,000 valuation allowance to provide for the unreserved portion of the receivables and to take into account Triarc's significant doubts as to the net realizability of the underlying collateral. In June 1994, Triarc and certain of its subsidiaries filed proofs of claim in the PEC Proceedings in the aggregate amount of $44,231,267 based on the receivables described above as well as other amounts owed to Triarc and its subsidiaries by PEC and its subsidiaries for unreimbursed advances, unpaid insurance premiums, contribution under a construction performance bond and certain promissory notes. In July 1995, the bankruptcy trustee in the PEC Proceedings (the "Trustee") filed objections to Triarc's and its subsidiaries' proofs of claim. On July 27, 1995, Triarc and its subsidiaries, the Trustee and other parties reached a settlement (the "PEC Settlement") that was subsequently approved by the court presiding over the PEC Proceeding. Under the PEC Settlement, (a) Triarc and its subsidiaries that filed claims in the PEC Proceedings were given an allowed claim against PEC in the amount of $9,000,000, (b) Chesapeake, which held a mortgage claim against a PEC subsidiary, is to receive a share of the proceeds of the sale of the mortgaged property and (c) the parties are to exchange mutual releases. Pursuant to the PEC Settlement, in November 1995, Triarc received payment from PEC's bankruptcy estate in the amount of approximately $3.0 million in satisfaction of the allowed claims of Triarc and its subsidiaries in the PEC Proceedings. Pursuant to the Settlement Agreement, Posner and a Posner Entity have agreed to indemnify Triarc for all expenses incurred after December 1, 1994.

     Other matters arise in the ordinary course of Triarc's business, and it is the opinion of management that the outcome of any such matter will not have a material adverse effect on Triarc's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Triarc held its 1995 Annual Meeting of Shareholders on
June 8, 1995. The matters acted upon by the shareholders at that meeting were reported in Triarc's quarterly report on Form 10-Q for the quarter ended June 30, 1995.

                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     Since November 17, 1993, the principal market for Triarc's Class A Common Stock has been the New York Stock Exchange ("NYSE") (symbol: TRY). Prior to November 17, 1993, the date on which the Class A Common Stock began trading on the NYSE, the American Stock Exchange ("ASE") was the principal market for the Class A Common Stock. On June 29, 1995, at Triarc's request, the Class A Common Stock was delisted from trading on the Pacific Stock Exchange ("PSE"). The high and low market prices for Triarc's Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                       MARKET PRICE
                                                  ---------------------
FISCAL QUARTERS                                   HIGH           LOW
- ---------------------------------------------------------------------------
1994
     First Quarter ended March 31............    $25 7/8     $ 18 1/8
     Second Quarter ended June 30............         22       16 1/4
     Third Quarter ended September 30........     17 1/4       13 1/4
     Fourth Quarter ended December 31........     13 5/8           10

1995
     First Quarter ended March 31............    $13 1/4     $ 11 1/8
      Second Quarter ended June 30...........     16 3/4       13 1/8
      Third Quarter ended September 30.......     15 5/8       12 3/8
      Fourth Quarter ended December 31.......     14 1/4        9 1/2

     Triarc did not pay any dividends on its common stock in Fiscal 1994, Fiscal 1995 or in the current year to date and does not presently anticipate the declaration of cash dividends on its common stock in the near future.

     In connection with the April 1993 change of control of Triarc (see "Item 1. Business -- New Ownership; Posner Settlement"), Triarc issued to the Posner Entities 5,982,866 shares of Triarc's non-voting, Redeemable Convertible Preferred Stock, having an aggregate stated value of $71.8 million and a cumulative annual dividend rate of 8 1/8% (an aggregate dividend of approximately $5.8 million per annum). Pursuant to the terms of the Settlement Agreement, all such shares of Redeemable Convertible Stock were converted into 4,985,722 shares of Class B Common Stock on January 10, 1995. On such date an aggregate of 1,011,900 additional shares of Class B Common Stock were issued to the Posner Entities in consideration for the settlement of certain claims between Triarc and Posner and a Posner Entity. Such conversion and issuance of Class B Common Stock resulted in an aggregate increase of approximately $83.8 million in Triarc's common shareholders' equity. See "Item 1.
Business -- New Ownership; Posner Settlement." All such shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. Triarc, or its designee, has certain rights of first refusal if such shares are sold to an unaffiliated third party. There is no established public trading market for the Class B Common Stock. Triarc has no class of equity securities currently issued and outstanding except for the Class A Common Stock and the Class B Common Stock.

     Because Triarc is a holding company, holders of its debt and equity securities, including holders of the Class A Common Stock, are dependent primarily upon the cash flow from Triarc's subsidiaries for payment of principal, interest and dividends. Potential dividends and other advances and transfers from Triarc's subsidiaries represent its most significant sources of cash flow. Applicable state laws and the provisions of the debt instruments by which Triarc's principal subsidiaries are bound limit the ability of such companies to dividend or otherwise provide funds to Triarc. The relevant restrictions of such debt instruments are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and in Note 15 to the Consolidated Financial Statements.

     On December 12, 1994, Triarc announced that its management was authorized, when and if market conditions warranted, to purchase from time to time during the six month period commencing December 15, 1994, up to $20 million of its outstanding Class A Common Stock. During such period, Triarc repurchased 133,700 shares of Class A Common Stock at an aggregate cost of $1,513,943.

     As of March 15, 1996, there were approximately 5,950 holders of record of the Class A Common Stock and two holders of record of the Class B Common Stock.

Item 6.  Selected Financial Data (1)


                                                 Eight Months
                Fiscal Year Ended April 30,          Ended      Year Ended December 31,
            ------------------------------------ December 31,  ------------------------
                1991        1992       1993        1993 (3)       1994        1995
                -----       -----      -----       ---------      -----       -----
                                    (In thousands except per share amounts)

Revenues    $1,027,162  $1,074,703 $1,058,274    $ 703,541     $1,062,521   $1,184,221
Operating
  profit       23,304      58,552     34,459(4)     29,969(5)    68,933(6)    33,989 (7)
 Loss from
  continuing
  operations (17,501)    (10,207)   (44,549)(4)   (30,439)(5)   (2,093)(6)  (36,994) (7)
 Income (loss)
  from
  discontinued
  operations,
  net            (55)       2,705    (2,430)       (8,591)      (3,900)          --
 Extraordinary
  items           703         --     (6,611)         (448)      (2,116)          --
 Cumulative
  effect of
  changes in
  accounting
  principles,
  net             --          --     (6,388)           --           --           --
 Net loss    (16,853)     (7,502)   (59,978)(4)   (39,478)(5)   (8,109)(6)  (36,994) (7)
 Preferred stock
  dividend
  requirements
  (2)            (11)        (11)      (121)       (3,889)      (5,833)          --
 Net loss
  applicable to
  common
  stockholders(16,864)    (7,513)   (60,099)      (43,367)     (13,942)     (36,994)
 Loss per share:
  Continuing
    operations  (.68)       (.39)     (1.73)        (1.62)        (.34)       (1.24)
  Discontinued
    operations    --          .10      (.09)         (.40)        (.17)          --
  Extraordinary
    items         .03         --       (.26)         (.02)        (.09)          --
  Cumulative
    effect of
    changes in
    accounting
    principles    --          --       (.25)           --           --           --
  Net loss per
    share       (.65)       (.29)     (2.33)        (2.04)        (.60)       (1.24)
 Total assets 851,912     821,170    910,662       897,246      922,167    1,085,966
 Long-term
  debt        345,860     289,758    488,654       575,161      612,118      763,346
 Redeemable
  preferred
  stock           --          --      71,794        71,794       71,794          --  (8)
 Stockholders'
   equity
  (deficit)    92,529      86,482   (35,387)      (75,981)     (31,783)       20,650 (8)
 Weighted-
  average
  common shares
  outstanding  25,853      25,867     25,808        21,260       23,282       29,764

- -------------

(1) Selected Financial Data for the fiscal years ended April 30, 1991 and 1992 have been retroactively restated to reflect the discontinuance of the Company's utility and municipal services and refrigeration operations in 1993.

(2) The Company has not paid any dividends on its common shares during any of the periods presented.

(3) The Company changed its fiscal year from a fiscal year ending April 30 to a calendar year ending
    December 31 effective for the eight-month transition period ended December 31, 1993 ("Transition
    1993").

(4) Reflects certain significant charges recorded in the fourth quarter of Fiscal 1993 (see Note 32 to the
    Consolidated Financial Statements) as follows:  $51,689,000 charged to operating profit; $48,698,000 charged to loss from continuing operations; and $67,060,000 charged to net loss.

(5) Reflects certain significant charges recorded during Transition 1993 (see Note 32 to the Consolidated
    Financial Statements) as follows: $12,306,000 charged to operating profit; $25,617,000 charged to loss from continuing operations; and $34,437,000 charged to net loss.

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

(7) Reflects certain significant charges recorded during 1995 (see Note 32 to the Consolidated Financial
    Statements) as follows: $19,331,000 charged  to operating profit and $15,199,000 charged to loss from continuing operations and net loss.

(8) In 1995 all of the redeemable preferred stock was converted into common stock and an additional
    1,011,900 common shares were issued (see Notes 18 and 19 to the Consolidated Financial Statements)
    resulting in an $83,811,000 improvement in stockholders' equity (deficit).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements."

    On October 27, 1993 Triarc's Board of Directors approved a change in the fiscal year of Triarc from a fiscal year ending April 30 to a calendar year ending December 31, effective for the transition period ending December 31, 1993. As used herein, "1995" and "1994" refer to the calendar years ended December 31, 1995 and 1994, respectively, "Transition 1993" refers to the eight months ended December 31, 1993, "Comparable 1992" refers to the eight months ended December 31, 1992, and "Fiscal 1993" and "Fiscal 1992" refer to the fiscal years ended April 30, 1993 and 1992, respectively. Since it was not practicable for the Company to recast prior period results and present results for Comparable 1992 (aside from "revenues" and "operating profit"), the results for Transition 1993 are discussed separately. The Company's results of operations for Fiscal 1993 are compared below to Fiscal 1992. The financial information set forth herein for Comparable 1992 and Fiscal 1992 are unaudited; however, the Fiscal 1992 information was derived from audited consolidated financial statements not included herein.

Results of Operations

    The diversity of the Company's business segments precludes any overall generalization about trends for the Company.

    Trends affecting the restaurant segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant ("QSR"), or fast food segment in which the Company operates, being the fastest growing segment of the restaurant industry. In addition, there has been increased price competition in the QSR industry, particularly evidenced by the value menu ("Value Menu") concept which offers comparatively lower prices on certain menu items, the combination meals ("Combo Meals") concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting.

    Trends affecting the beverage segment in recent years have included the increased market share of private label beverages, increased price competition throughout the industry, the development of proprietary packaging and the proliferation of new products being introduced including "new age" beverages.

    Propane, relative to other forms of energy, is gaining recognition as an environmentally superior, safe, convenient, efficient and easy-to-use energy source in many applications. The other significant trend affecting the propane segment in recent years is the energy conservation trend, which from time to time has negatively impacted the demand for energy by both residential and commercial customers.

    The textile segment is subject to cyclical economic trends and other factors that affect the domestic textile industry. In recent years, these factors have included significant foreign competition, a changing United States trade policy and escalating raw material costs. The textile industry has experienced significant competition from foreign manufacturers that generally have access to less expensive labor and, in certain cases, raw materials. However, certain fabrics which comprise the principal product lines sold by the Company (e.g., workwear) have experienced foreign competition to a lesser degree than the industry in general. Exchange rate fluctuations can also affect the level of demand for the textile segment's products by changing the relative price of competing fabrics for importers. U.S. cotton prices escalated markedly during 1994 and 1995. World cotton crop production increased in the 1995 crop reporting cycle (periods ending July 31 of each year) after two successive years of declines. This decline in world supply coupled with continued strong demand for cotton resulted in rising prices beginning in late 1993, through all of 1994 and continuing into 1995.

1995 Compared with 1994

Revenues increased $121.7 million (11.5%) to $1,184.2 million in 1995.

     Restaurants - Revenues increased $49.6 million (22.2%) due to (i) $50.1 million of net sales resulting from 85 additional company-owned stores (including acquired stores) to a total of 373 at the end of 1995, partially offset by a $5.3 million decrease in company-owned same-store sales due primarily to increased competitive discounting and a decline in the number of customer orders, (ii) a $3.5 million increase in royalties resulting from a net increase of 77 franchised restaurants, a 3.3% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, and a 0.9% increase in franchised same-store sales and (iii) a $1.3 million increase in franchise fees and other revenues.

     Beverages - Revenues increased $63.8 million (42.3%) consisting principally of (i) $41.9 million of revenues from Mistic Brands, Inc., ("Mistic"), the Company's new age/premium beverage business acquired August 9, 1995 and
     (ii) $20.8 million of finished beverage product sales (as opposed to concentrate) arising from the Company's January 1995 acquisition of TriBev Corporation ("TriBev"). The remaining increase reflected sales from the launch of Royal Crown Draft Premium Cola ("Draft Cola") in the New York and Los Angeles metropolitan areas during the second quarter of 1995.

     Textiles - Revenues increased $11.0 million (2.0%) principally reflecting higher sales of indigo-dyed sportswear ($33.8 million) and utility wear ($8.9 million) significantly offset by lower sales of piece-dyed sportswear ($27.6 million) and specialty products ($3.7 million). Selling prices for the utility wear and sportswear product lines rose reflecting the partial pass-through of higher cotton and polyester costs and indigo-dyed sportswear was positively impacted by higher volume amounting to $21.1 million due to improved market conditions reflecting the continued turnaround (since late 1994) in the denim market. The decrease in piece-dyed sportswear revenue was attributable to a poor retail market.

     Propane - Revenues decreased $2.7 million principally due to reduced propane sales volume reflecting the exceptionally warm weather in the first quarter of 1995 partially offset by the impact of acquisitions.

     Gross profit (total revenues less cost of sales) increased $11.7 million to $324.3 million in 1995 due to the operating results of (i) Mistic ($16.5 million) and (ii) TriBev ($2.4 million) offset by lower margins in the existing business.

     Restaurants - Margins decreased to 33.0% from 37.3% due primarily to (i) $3.0 million of costs associated with replacing the point-of-sale register system in all domestic company-owned restaurants and (ii) start-up costs associated with the significantly higher number of new restaurant openings (49 in 1995 versus 9 in 1994). Also affecting margins was the lower percentage of royalties, franchise fees and other revenues to total revenues. The company-owned stores' contribution to revenues continues to expand. This business development will continue to impact margin comparisons in the future.

     Beverages - Margins decreased to 61.5% from 76.5% principally due to the inclusion in 1995 of the lower-margin finished product sales associated with Mistic (39.3%) and TriBev (11.4%) and lower margins associated with the finished product sales of Draft Cola noted above.

     Textiles - Margins decreased to 11.4% from 13.4% principally due to the higher raw material cost of cotton (which reached its highest levels this century) and polyester and other manufacturing cost increases in 1995 which could not be fully passed on to customers in the form of higher selling prices.

     Propane - Margins decreased to 26.8% from 27.7% due to higher propane costs which could only be partially passed on to customers in the form of higher selling prices because of increased competition as a result of the continuing effects of the substantially warmer weather in the first quarter of 1995.

     Advertising, selling and distribution expenses increased $19.5 million to $129.2 million in 1995, of which $10.3 million relates to the results of the acquired beverage operations. The remaining increase of $9.2 million reflects (i) higher expenses in the beverage segment, reflecting increased spending in connection with the introduction of Draft Cola, and (ii) higher expenses in the restaurant segment primarily attributable to the increased number of company-owned restaurants and increased promotional food costs relating to competitive discounting.

    General and administrative expenses increased $21.7 million to $146.8 million in 1995 of which $7.5 million relates to the results of the acquired beverage operations. Among the factors causing the remaining increase of $14.2 million are (i) $7.0 million of increases in the restaurant and beverage segments in employee compensation, relocation and severance costs principally associated with building an infrastructure to facilitate growth plans primarily in the restaurant segment, (ii) a $2.7 million charge relating to the settlement of a patent infringement lawsuit, (iii) a $2.2 million increase in amortization of restricted stock reflecting $3.3 million of accelerated vesting in 1995 of all grants of such stock, (iv) a $2.1 million provision for the closing of certain unprofitable restaurants and (v) other general inflationary increases.

    The reduction in carrying value of long-lived assets impaired or to be disposed of $14.6 million in 1995 results from the adoption of the evaluation measurement requirements under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and reflects a $12.0 million reduction in the net carrying value of certain restaurants and other long-lived restaurant assets which were determined to be impaired and a $2.6 million reduction in the net carrying value of certain other restaurants and equipment to be disposed of.

    The 1995 facilities relocation and corporate restructuring charge of $2.7 million principally reflected severance costs for terminated corporate employees, including the Company's Vice Chairman who resigned effective January 1, 1996. The 1994 facilities relocation and corporate restructuring charges of $8.8 million consisted of (i) costs associated with the relocation of Triarc's corporate office from West Palm Beach, Florida and (ii) severance costs related to terminated corporate employees.
    In Fiscal 1993 and prior thereto the Company had fully reserved for secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate who had filed for protection under the bankruptcy code. In 1995 the Company received $3.0 million with respect to amounts owed to the Company by PEC representing the Company's allocated portion of the bankruptcy settlement; such amount was classified as "Recovery of doubtful accounts of affiliates and former affiliates" in the accompanying consolidated statement of operations.

    Interest expense increased $11.2 million to $84.2 million in 1995 due to higher average levels of debt reflecting the Mistic acquisition and financing for higher capital spending at the restaurant segment and, to a lesser extent, higher interest rates on certain of the Company's floating rate debt.

    Other income, net increased $8.6 million to $12.2 million in 1995. The major components contained in other income, net in 1995 and 1994 are presented in Note 20 to the accompanying consolidated financial statements.

    The Company recorded a benefit from income taxes of $1.0 million on a pretax loss of $38.0 million in 1995 and a provision for income taxes of $1.6 million on a pretax loss of $0.5 million in 1994. The 1995 effective rate differed from the statutory rate due to (i) a $6.1 million provision for income tax contingencies relating to the examination of the Company's tax years 1989-1992, (ii) amortization of nondeductible costs in excess of net assets of acquired companies and
(iii) the effect of the acceleration of vesting of grants of restricted stock at lower prices than those at the time of grant. The 1994 rate differed due to (i) the amortization of nondeductible costs in excess of net assets of acquired companies, and (ii) state income taxes which exceed pretax loss due to the effect of losses in certain states for which no benefit is available, partially offset by the release of valuation allowances in connection with the utilization of operating loss, depletion and tax credit carryforwards from prior periods.

    The loss from discontinued operations of $3.9 million in 1994 reflects the revised estimate of the loss on disposal of the Company's utility and municipal services and refrigeration businesses. Such loss reflects increased estimates of $6.4 million from the nonrecognition of notes received as partial proceeds on the sale of certain businesses and operating losses of $2.0 million through their respective dates of disposal, less minority interests and income tax benefit aggregating $4.5 million. The additional operating loss reflects delays in disposing of the businesses from the estimated disposal dates as of December 31, 1993. As of December 31, 1995 the disposition of the businesses has been substantially completed but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally the notes referred to above) that may be realized (the benefits of which have not been recorded).

    The extraordinary charge in 1994 of $2.1 million represents a loss, net of tax benefit, resulting from the early extinguishment in October 1994 of 13 1/8% senior subordinated debentures due March 1, 1999 of National Propane Corporation ("National Propane") which were refinanced with a revolving credit and term loan facility. Such charge was comprised of the write-offs of unamortized deferred financing costs of $0.9 million and of unamortized original issue discount of $2.6 million offset by $1.4 million of income tax benefit.

Transition 1993

    Revenues declined $12.3 million to $703.5 million in Transition
1993 from $715.8 million in Comparable 1992 reflecting increased revenues in each of the Company's four core business segments except for the beverage segment, which were more than offset by the absence of revenues from certain non-core operations principally sold during Comparable 1992 or held for sale during Transition 1993. Revenues from all of such businesses were included in revenues for Comparable 1992 while in Transition 1993 the net results of operations of such non-core businesses not yet sold but held for sale were reflected in "Other income (expense), net" in the accompanying consolidated statement of operations for Transition 1993 since they were not material. Textile revenues increased $26.2 million (7.7%) due to increased volume and prices, despite a denim market downturn which began in September 1993. The textile segment experienced increased revenues in all of its product areas: utility wear, sportswear (piece-dyed and indigo-dyed fabrics), specialty products and dyes and specialty chemicals. Restaurant revenues increased $13.8 million (10.3%) principally due to an increase in both company-owned and franchised same store sales and a net increase in the number of franchised restaurants. Beverage revenues declined $1.8 million (1.8%) due principally to (i) a decline in domestic branded sales resulting from ineffective marketing programs and (ii) the effect in the fourth quarter of 1993 of management's decision to limit the quantity of concentrate the Company would sell to bottlers to permanently reduce excessive inventory within bottler production locations at year end. Although unit volume of private label sales increased significantly in the beverage segment, the effect of such volume increase on revenues was offset by one major private label customer, Cott Corporation ("Cott"), purchasing a component (aspartame) of the Company's beverage concentrate directly from the Company's supplier in 1993 rather than from the Company, thereby reducing the sales price of concentrate to that customer. Propane revenues increased $3.5 million (4.1%) principally as a result of higher average selling prices, including the pass through of higher product costs, partially offset by lower volume due to warmer weather and the flooding which took place in the Midwest in 1993 which caused a decrease in propane usage for crop drying.

    Gross profit in Transition 1993 amounted to $206.9 million and resulted in a gross margin of 29.4%. Such gross margin was favorably impacted by (i) the reduction in the cost of aspartame in the beverage segment reflecting the expiration of the underlying patent, (ii) the elimination of the sale of aspartame at cost to a major customer (Cott) and (iii) the absence in Transition 1993 of certain non-core operations with lower margins previously sold or held for sale and no longer consolidated.

    Advertising, selling and distribution expenses of $75.0 million in Transition 1993 were impacted by a significantly higher level of expenditures in the beverage segment resulting from (i) increased advertising and promotional expenses related to domestic branded products intended to generate future sales growth and programs, which were discontinued by the end of 1993, which passed along a portion of the reduced cost of aspartame to the Company's bottlers in the form of advertising allowances and (ii) an increase in advertising and promotional allowances granted to beverage bottlers, the total amounts of which normally are dependent principally upon the achievement of annual sales volume.

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

    Consolidated operating profit declined $21.1 million to $30.0 million in Transition 1993 from $51.1 million in Comparable 1992 principally due to the significant charges in Transition 1993 as described above and increased advertising expenses in the beverage segment.

    Interest expense of $44.9 million in Transition 1993 reflects the effect of lower interest rates substantially offset by the effect of higher borrowing levels resulting from the restructuring of the Company's indebtedness.

    Other expense, net of $7.8 million in Transition 1993 reflects (i) an additional provision of $5.0 million for settlement of a shareholder derivative suit brought against the directors of Southeastern Public Service Company ("SEPSCO") at that time and certain corporations, including Triarc (the "SEPSCO Litigation") and (ii) a provision of $3.3 million for additional losses incurred in connection with the sale of certain non-core businesses.

    The Company recorded a provision for income taxes of $7.8 million in Transition 1993 despite a pretax loss of $22.6 million due principally to a $7.2 million increase in reserves for income tax contingencies, losses of certain subsidiaries not included in Triarc's consolidated income tax return for which no tax benefit is available, the provision for settlement of the SEPSCO Litigation which is not deductible for income tax purposes and amortization of costs in excess of net assets of acquired companies which is not deductible for income tax purposes.

    Loss from discontinued operations of $8.6 million in Transition
1993 reflects the then estimated loss on disposal of the discontinued operations of $8.8 million, net of minority interests, less the income from discontinued operations of $0.2 million, net of income taxes and minority interests, prior to July 22, 1993, the date SEPSCO's Board of Directors decided to dispose of SEPSCO's utility and municipal services and refrigeration business segments. The estimated loss on disposal reflects the Company's estimate as of December 31, 1993 of losses incurred on the sale of such discontinued operations, including estimated operating results through the then anticipated disposal dates.


    The extraordinary charge in Transition 1993 represents a loss, net of income tax benefit, resulting from the early extinguishment of debt in August 1993 comprised of the write-off of unamortized deferred financing costs of $2.2 million offset by $1.5 million of discount resulting from the redemption of debt and income tax benefit of $0.3 million.

Fiscal 1993 Compared with Fiscal 1992

    The following unaudited Fiscal 1992 consolidated statement of operations is presented solely for comparison with Fiscal 1993:

                                                                          (In thousands)
    Revenues                                                                $1,074,703
                                                                          ------------
    Costs and expenses:
     Cost of sales                                                             793,331
     Advertising, selling and distribution                                      67,505
     General and administrative                                                125,311
     Facilities relocation and corporate restructuring                           4,318
     Provision for doubtful accounts from affiliates                            25,686
                                                                          ------------
                                                                             1,016,151
                                                                          ------------
       Operating profit                                                         58,552
    Interest expense                                                           (71,832)
    Other income, net                                                            6,029
                                                                          ------------
       Loss from continuing operations before income taxes                      (7,251)
    Provision for income taxes                                                   2,956
                                                                          ------------
       Loss from continuing operations                                         (10,207)
    Income from discontinued operations, net of income taxes and minority interests2,705
                                                                          ------------
       Net loss                                                             $   (7,502)
                                                                          ============

    Revenues declined $16.4 million (1.5%) to $1.06 billion in Fiscal 1993 from $1.07 billion in Fiscal 1992 principally due to the absence of revenues from certain non-core operations which were sold during Fiscal 1993, offset in part by increased revenues in each of the Company's major segments. Textile revenues increased approximately $42.7 million (9.3%) to $499.1 million from $456.4 million due to increased volume and prices. Restaurant revenues increased $12.0 million (6.4%) to $198.9 million from $186.9 million due to additional company-owned and franchised restaurants and an increase in same-store sales of company-owned restaurants. Beverage revenues increased $4.5 million (3.1%) to $148.3 million from $143.8 million due to an increase in private label and international sales as a result of unit volume increases partially offset by a decrease in domestic sales of Diet Rite flavor brands. Propane revenues increased $7.8 million (5.5%) to $148.8 million from $141.0 million due to an increase in the number of gallons sold.

    Gross profit increased $14.5 million to $295.9 million in Fiscal 1993 from $281.4 million in Fiscal 1992 and gross margin increased to 28.0% in Fiscal 1993 from 26.2% in Fiscal 1992 due principally to higher average selling prices and lower cost of cotton in the textile segment.
    Advertising, selling and distribution expenses increased $5.4 million to $72.9 million in Fiscal 1993 from $67.5 million in Fiscal 1992 due principally to increased advertising spending in the beverage and restaurant segments and a $1.5 million provision for estimated costs to comply with current package labeling regulations affecting the beverage segment.

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

    In Fiscal 1993 results of operations were significantly impacted by facilities relocation and corporate restructuring charges aggregating $43.0 million. Of such charges, $41.2 million related to the Change in Control of the Company. As part of the Change in Control, the Board of Directors of the Company was reconstituted. The first meeting of the reconstituted Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of the Company's operations and management structure, the Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (a) the strategic decision to manage the Company in the future on a decentralized, rather than on a centralized basis; (b) the hiring of new executive officers for Triarc and the hiring of new chief executive officers and new senior management teams for each of Arby's Inc. ("Arby's"), Royal Crown Company, Inc. ("Royal Crown") and National Propane to carry out the decentralization strategy;
(c) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (d) the relocation of the corporate headquarters of Triarc and of all of its subsidiaries whose headquarters were located in South Florida, including Arby's, Royal Crown and National Propane.
In connection with (b) above, in April 1993 the Company entered into employment agreements with the then new president and chief executive officers of Arby's, Royal Crown and National Propane. Accordingly, the Company's cost to relocate its corporate headquarters and terminate the lease on its existing corporate facilities of $14.9 million, and estimated corporate restructuring charges of $20.3 million including costs associated with hiring and relocating new senior management and other personnel recruiting and relocation costs, employee severance costs and consulting fees, all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the Company's reconstituted Board of Directors. Also in connection with the Change in Control, Victor Posner and Steven Posner, the then Chairman and Chief Executive Officer and Vice Chairman, respectively, resigned as officers and directors of the Company. In order to induce Steven Posner to resign, the Company entered into a five-year, $6.0 million consulting agreement extending through April 1998 (the "Consulting Agreement") with him. The cost related to the Consulting Agreement was recorded as a charge in Fiscal 1993 because the Consulting Agreement does not require any substantial services and the Company does not expect to receive any services that will have substantial value.

    Provision for doubtful accounts from affiliates was $10.4 million in Fiscal 1993 compared to $25.7 million in Fiscal 1992. The provision in Fiscal 1993 includes year-end charges of $5.1 million relating to the final write-off of certain secured notes and accrued interest receivable from PEC and APL Corporation ("APL"), former affiliates in bankruptcy proceedings, for which Triarc had significant doubts as to the net realizability of the underlying collateral, offset by a recovery from Insurance and Risk Management, Inc. ("IRM"), also a former affiliate, of certain amounts offset in connection with the minority share acquisitions in the Reorganization. The remainder of such provision in Fiscal 1993 relates principally to unsecured receivables from APL, including accrued interest, principally in connection with a former management services agreement with Triarc. Triarc was obligated to provide certain limited management services to several former non-subsidiary affiliates through October 1993 and discontinued such services thereafter. The provision in Fiscal 1992 reflected $16.2 million and $1.8 million of reserves for amounts owed by APL and PEC, respectively, in connection with the management services agreements referred to above and provisions of $2.2 million and $5.5 million for certain notes, accrued interest and insurance premiums receivable from or attributable to APL and PEC, respectively.

    Operating profit declined $24.1 million to $34.5 million in Fiscal 1993 from $58.6 million in Fiscal 1992 due primarily to the facilities relocation, corporate restructuring and other significant charges aggregating $51.7 million in April 1993 described above. Such charges reduced the operating profits reported by each of the Company's segments to the extent of charges related directly to their operations and also to the extent of corporate costs which were allocable to such segments under the management services agreements between Triarc and its subsidiaries. Textile operating profit increased to $47.2 million (inclusive of $5.4 million of restructuring and other charges) in Fiscal 1993 from $27.8 million (inclusive of a divisional restructuring charge of $2.5 million partially offset by a $2.0 million incentive accrual reversal) in Fiscal 1992 due to increased sales volume and improved margins. Restaurant operating profit was $7.9 million (inclusive of $9.7 million of restructuring and other charges) in Fiscal 1993 compared with $14.3 million (inclusive of $1.1 million of restructuring costs relating to the closing of two regional fast food franchise offices partially offset by a $0.5 million incentive accrual reversal) in Fiscal 1992. Beverage operating profit was $23.5 million (inclusive of $11.1 million of restructuring and other charges) in Fiscal 1993 compared with $36.1 million (inclusive of a $3.0 million incentive accrual reversal partially offset by a $0.7 million charge for the relocation of the beverage corporate office) in Fiscal 1992. Propane operating profit was $3.0 million (inclusive of restructuring and other charges of $8.0 million) in Fiscal 1993 compared with $12.7 million (inclusive of a $3.0 million incentive accrual reversal) in Fiscal 1992. Operating loss of other operations was $15.9 million (inclusive of $9.0 million of provisions for write-off of notes receivable from former affiliates and other charges) in Fiscal 1993 compared with an operating loss of $5.7 million (inclusive of a $5.6 million provision for doubtful accounts from affiliates) in Fiscal 1992. Other operations were negatively impacted in Fiscal 1993 by the absence of operating profits for a portion of Fiscal 1993 of certain non-core businesses sold earlier in the year. General corporate expenses were $31.1 million (inclusive of $8.5 million of restructuring and other charges and a $3.3 million provision for doubtful accounts from former affiliates) in Fiscal 1993 compared with $26.5 million (inclusive of an $11.2 million provision for doubtful accounts from former affiliates partially offset by a $1.5 million incentive accrual reversal) in Fiscal 1992.

    Interest expense increased $1.0 million due to a charge in Fiscal 1993 of $8.5 million for interest accruals on income tax matters, partially offset by interest savings resulting from lower average levels of debt and lower interest rates.

    Other income, net decreased $3.6 million to $2.4 million in Fiscal 1993 compared with $6.0 million in Fiscal 1992. The major components of other income, net in Fiscal 1993 include a credit of approximately $8.9 million in connection with the settlement of accrued rent as part of the Change in Control, a net gain of approximately $2.2 million with respect to the sales of certain non-core businesses, net of write-downs of $3.8 million to estimated net realizable value of certain assets of other non-core businesses and $3.4 million of minority interests in net loss of subsidiaries reflecting the minority interest effect relating to the facilities relocation, corporate restructuring and other significant charges in Fiscal 1993 described above partially offset by $3.2 million of costs for a proposed alternative financing which was never consummated and expenses aggregating $9.3 million relating to litigation, principally the shareholder litigation which resulted in the Change in Control, and the SEPSCO Litigation. The major components of other income (expense), net in Fiscal 1992 included gains of $4.6 million on repurchases of debentures for sinking funds and interest income of $3.5 million offset by provisions aggregating approximately $3.4 million with respect to certain shareholder and Arby's litigation.

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

    The Fiscal 1993 cumulative effect of changes in accounting principles resulted from a charge of $4.9 million, net of minority interests, from the adoption of SFAS 109 and an after-tax charge, net of minority interests, of $1.5 million from the adoption of SFAS 106. SFAS 109 requires an asset and liability approach for the accounting for income taxes. As such, deferred income taxes are determined based on the tax effect of the differences between the financial statement and tax bases of assets and liabilities. The deferred income tax provision or benefit for each year represents the increase or decrease, respectively, in the deferred income tax liability during such year. SFAS 109 allows the recognition, subject to a valuation allowance if necessary, of a deferred tax asset for net temporary differences that will result in net deductible amounts in future years. SFAS 106 requires the Company to charge to expense the expected cost of other postretirement benefits during the years the employees render services.

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

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash and cash equivalents (collectively, "cash") decreased $15.9 million during 1995 to $64.2 million reflecting cash used in (i) operating activities of $15.2 million, (ii) investing activities of $165.6 million and (iii) discontinued operations of $1.5 million, all largely offset by cash provided by financing activities of $166.4 million. The net cash used in operating activities primarily reflects a net loss of $37.0 million and changes in operating assets and liabilities of $52.7 million partially offset by non-cash charges for
(i) depreciation and amortization of $60.2 million and (ii) the reduction in carrying value of long-lived assets of $14.6 million. The change in operating assets and liabilities principally consists of increases in restricted cash and cash equivalents of $27.2 million and in receivables of $12.8 million and a decrease in accounts payable and accrued expenses of $9.5 million. The increase in restricted cash and cash equivalents was due to the proceeds of a $30.0 million borrowing made by the Company in December 1995 which were restricted to the redemption of certain debt (see further discussion below). The increase in receivables was principally due to higher revenues in the last two months of 1995 compared with the last two months of 1994. The decrease in accounts payable and accrued expenses was due to the timing of payments. The cash used in investing activities principally reflects
(i) $111.2 million of cash paid for business acquisitions including $92.3 million (net of cash acquired and including related expenses) for the August 1995 Mistic acquisition and (ii) capital expenditures of $70.0 million. The cash provided by financing activities principally reflects borrowings of long-term debt of $208.9 million partially offset by debt repayments of $32.0 million and payments of deferred financing costs of $9.2 million.

    Total stockholders' equity improved by $52.4 million to $20.6 million at December 31, 1995 from a deficit of $31.8 million at December 31, 1994. Such improvement was due to (i) the $83.8 million effect of the Company's issuances of its Class B Common Stock in connection with the settlement agreement described in Notes 18 and 19 to the accompanying consolidated financial statements and (ii) the recognition of $6.0 million of previously unamortized deferred compensation (including $3.3 million related to the acceleration of vesting of restricted stock in 1995) partially offset by (i) net loss of $37.0 million and (ii) other net decreases of $0.4 million.

    RCAC's $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date.

    Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company and its subsidiary C.H. Patrick & Co., Inc. ("C.H. Patrick") have a senior secured credit facility with Graniteville's commercial lender which, as amended in August 1995, provides for aggregate borrowings of $216.0 million consisting of senior secured revolving credit loans of up to $130.0 million (the "Revolving Loan") and an $86.0 million senior secured term loan (the "Term Loan") of which $85.2 million (net of a repayment of $0.8 million in 1995) is outstanding as of December 31, 1995 and expires in 2000 (the "Graniteville Credit Facility"). At December 31, 1995 Graniteville had approximately $15.0 million of unused availability under the Revolving Loan. The Revolving Loan does not require any amortization of principal prior to its expiration in 2000 (see further discussion below). The Term Loan is repayable $11.6 million in 1996, $12.4 million per year from 1997 through 1999 and $36.4 million in 2000. However, should the sale of substantially all of the textile assets of the Company be consummated in 1996 (see "Proposed Transactions" below), all outstanding obligations under the Graniteville Credit Facility would be repaid concurrently with any such sale.

    National Propane maintains a $150.0 million revolving credit and term loan facility entered into in October 1994 with a group of banks which, as amended in March 1995, consists of a revolving credit facility with a current maximum availability as of December 31, 1995 of $57.17 million (net of reductions of availability of $2.8 million as of December 31, 1995) and outstanding borrowings of $43.23 million and three tranches of term loans with an original availability of $90.0 million and outstanding amounts aggregating $84.1 million (net of repayments through December 31, 1995 of $5.9 million) as of December 31, 1995 (the "Propane Bank Facility"). The approximate $13.94 million of remaining availability under the revolving credit facility is restricted for niche acquisitions by National Propane (the "Acquisition Sublimit"); however, National Propane is not currently able to borrow under the Acquisition Sublimit due to debt covenant limitations and, accordingly, effectively had no availability under the Propane Bank Facility as of December 31, 1995. The outstanding amount of $43.23 million of revolving loans is due $1.87 million in 1996, $3.09 million in 1997, $3.96 million in 1998, $4.04 million in 1999 with the remaining balance of $30.27 million maturing in 2000 (see further discussion below). The $84.1 million outstanding amount of term loans at December 31, 1995 amortizes $6.3 million in 1996, $6.4 million in 1997, $8.2 million in 1998, $8.3 million in 1999, $10.3 million in 2000 and $44.6 million thereafter (through 2003). However, should the offering to sell approximately 52% of a partnership formed to acquire, own and operate the Company's propane business and the placement of $120.0 million of first mortgage notes be consummated in 1996 (see "Proposed Transactions" below), all outstanding obligations under the Propane Bank Facility would be repaid concurrently with any such offering and placement.

    On August 9, 1995 Mistic, concurrent with the Mistic acquisition by Triarc (see below), entered into an $80.0 million credit agreement (the "Mistic Bank Facility") with a group of banks. The Mistic Bank Facility consists of a $20.0 million revolving credit facility and a $60.0 million term facility. Borrowings under the revolving credit facility are due in full in August 1999. However, Mistic must reduce the borrowings under the revolving credit facility for a period of thirty consecutive days between October 1 and March 31 of each year to less than or equal to (a) $7.0 million between October 1, 1995 and March 31, 1996, (b) $5.0 million between October 1, 1996 and March 31, 1997 and
(c) $0 between October 1 and the following March 31 for each of the two years thereafter (such requirement has been met as of December 31, 1995 for the period between October 1, 1995 and March 31, 1996). There were $6.5 million of borrowings under the revolving credit facility as of December 31, 1995. The $58.75 million outstanding amount of the term facility amortizes $5.0 million in 1996, $6.25 million in 1997, $10.0 million in 1998, $11.25 million in 1999, $15.0 million in 2000 and
$11.25 million in 2001.   As of December 31, 1995 Mistic effectively had
no availability under the Mistic Bank Facility due to covenant limitations. Notwithstanding such limitations, such availability would have been $10.4 million.

    During 1995 two new subsidiaries of RCAC entered into loan and financing agreements with FFCA Acquisition Corporation ("FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87.3 million (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty years and seven years, respectively. As of December 31, 1995, borrowings under the FFCA Loan Agreements aggregated $58.7 million (net of repayments of $0.4 million) resulting in remaining availability of $28.2 million through December 31, 1996 to finance new company-owned restaurants whose sites are identified to the lender by April 30, 1996 on terms similar to those of outstanding borrowings. The assets of one of the new subsidiaries will not be available to pay creditors of Triarc, RCAC or Arby's until all loans under the FFCA Loan Agreements have been repaid in full.

    Under the Company's various debt agreements substantially all of Triarc's and its subsidiaries' assets are pledged as security. In addition, obligations under (i) RCAC's 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's,
(ii) the Graniteville Credit Facility, the Propane Bank Facility, the Mistic Bank Facility and (iii) $21.3 million of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26.5 million), National Propane, Mistic and SEPSCO is pledged.

    The Company's debt instruments require aggregate principal payments of $40.5 million during 1996, exclusive of the requirements of SEPSCO's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") consisting of $11.6 million of payments of term loans under the Graniteville Credit Facility, $8.1 million of payments under the Propane Bank Facility, $6.5 million (including $1.5 million for the aforementioned required paydown of borrowings under the revolving credit facility to $5.0 million) of payments under the Mistic Bank Facility and $14.3 million of payments of other debt. On February 22, 1996 the 11 7/8% Debentures were redeemed. The cash for such redemption came from the proceeds of $30.0 million of borrowings, which were restricted to the redemption of the 11 7/8% Debentures, under the Propane Bank Facility, liquidation of marketable securities and existing cash balances. The redemption prior to maturity of the 11 7/8% Debentures will result in an extraordinary charge for the write-off of unamortized deferred financing costs and original issue discount, net of income tax benefit, of $1.4 million during the first quarter of 1996.

    Consolidated capital expenditures, excluding business acquisitions and including capital leases, amounted to $71.2 million for 1995. The Company expects that capital expenditures during 1996 will approximate $44.0 million. These anticipated expenditures are principally in the restaurant segment in furtherance of its business strategies, principally for construction of new company-owned restaurants and remodeling of older restaurants, and in the textile segment. As of December 31, 1995 there were approximately $4.4 million of outstanding commitments for capital expenditures and an additional $4.8 million required to be reinvested at RCAC (in accordance with the indenture pursuant to which RCAC's 9 3/4% Senior Notes were issued) in "core business assets" on or before May 31, 1996 as a result of the sale of certain restaurants to new subsidiaries. The Company anticipates that it will meet its capital expenditure requirements through existing cash, cash flows from operations, if any, leasing arrangements and to the extent such capital expenditures relate to the restaurant segment, also through borrowings under the FFCA Loan Agreements discussed above. The Company's actual capital expenditures will decrease if the proposed sale of the textile operations of Graniteville (see below) is consummated during 1996. The portion of the Company's 1996 estimated capital expenditures which relate to the textile operations to be sold is $12.0 million.

    Cash paid for business acquisitions, net of cash of business acquired, amounted to $111.2 million during 1995. During such period the Company completed (i) the Mistic acquisition (see below) for cash of $92.3 million (net of cash acquired and including related expenses),
(ii) the acquisition of 51 previously franchised restaurants for cash of $11.4 million, the assumption of approximately $2.7 million of capitalized lease obligations and the assumption of a significant amount of operating leases, (iii) propane acquisitions for aggregate cash of $4.6 million and the assumption of approximately $0.5 million of capitalized lease obligations and (iv) the Tribev acquisition for cash of $2.9 million. In addition, in 1995 the Company acquired, for cash of $5.3 million, approximately 12.5% of the common stock of ZuZu, Inc. ("ZuZu"), a Dallas-based Mexican food restaurant chain, as well as options to purchase up to an additional 37.5% of ZuZu's common stock within the next three years. The Company also made a $1.0 million investment in a beverage distributor which distributes Royal Crown and other beverages predominantly in New York City and Long Island, New York. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions, as appropriate, to build and strengthen its existing businesses to the extent it has available resources to do so. In January 1996, Arby's and T.J. Cinnamons, an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, reached an agreement in principle through which Arby's will purchase the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons.

    On August 9, 1995 Mistic Brands, Inc., a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under various trademarks and tradenames including "Mistic" and "Royal Mistic". The purchase price for the Mistic Acquisition, aggregating $98.3 million consisted of (i) $93.0 million in cash, (ii) $1.0 million to be paid in eight equal quarterly installments which commenced in November 1995,
(iii) non-compete agreement payments aggregating $3.0 million payable through December 1998 with payments commencing upon the later of August 1996 or a final settlement or judgement in certain distributor litigation and (iv) $1.3 million of related expenses. The Mistic acquisition was financed through (i) $71.5 million of borrowings under the Mistic Bank Facility and (ii) $25.0 million of borrowings under the Graniteville Credit Facility.

    The Company's program, announced in late 1994, to repurchase up to $20.0 million of its Class A Common Stock, expired in June 1995 following the repurchase of 133,700 shares for an aggregate cost of $1.5 million.

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but one issue related to such audit which it is contesting at the Appellate Division of the IRS and expects to resolve in 1996 for an amount not to exceed $5.0 million. The IRS is currently finalizing its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145.0 million, the tax effect of which has not yet been determined.
The Company is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined. However, management of the Company does not believe the resolution of the 1989 through 1992 examination will be finalized in 1996 and, accordingly, no tax payments will be required in 1996.

    The Company temporarily froze two of its defined benefit pension plans in 1988 and permanently froze the plans in 1992. The Company has no current plans to terminate the plans. However, should interest rates increase to a level at which there would be an insignificant cash cost to the Company to terminate the plans, the Company may decide to terminate the plans. As of December 31, 1995, based on the 5.5% interest rate as currently recommended by the Pension Benefit Guaranty Corporation (the "PBGC") for purposes of such calculation, the Company would have incurred a cash outlay of $2.8 million. Such liability upon plan termination is significantly dependent upon the interest rate assumed for such calculation purposes and, within a reasonable range, such contingent liability increases (decreases) by approximately $0.6 million for each 1/2% decrease (increase) in the assumed interest rate. Based upon current interest rates, the Company believes it would be able to liquidate the pension obligations for less than the $2.8 million determined using the PBGC rate should it choose to terminate the plans.

    As of December 31, 1995 the Company's principal cash requirements for 1996 consist principally of capital expenditures of approximately $44.0 million and debt principal payments aggregating $83.5 million (including the $45.0 million principal amount of repayments of the 11 7/8% Debentures). The Company anticipates meeting such requirements through existing cash, restricted cash and marketable securities, cash flows from operations, borrowings under the FFCA Loan Agreements (restricted to financing new company-owned restaurants), borrowings available under Graniteville's credit facility, and financing a portion of its capital expenditures through capital leases and operating lease arrangements. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable. (See "Proposed Transactions" below).

Triarc

    Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

    Under the terms of the various indentures and credit arrangements, Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc in 1996, except that (i) SEPSCO following the February 22, 1996 redemption of the 11 7/8% Debentures, has no remaining restriction, and (ii) National Propane has $5,000,000 available for the payment of dividends; however, National Propane is effectively prevented from paying dividends due to the restrictions of its financial amount and ratio tests under its credit facility.

    As of December 31, 1995 Triarc had outstanding external indebtedness consisting of a $37.7 million 9 1/2% note. In addition, Triarc owed subsidiaries an aggregate principal amount of $229.3 million, consisting of notes in the principal amounts of $112.4 million, $30.0 million and $5.5 million to Graniteville, SEPSCO and a subsidiary of RCAC, respectively (which bear interest at rates ranging from 9 1/2% to 13%) and $81.4 million of non-interest bearing advances owed to National Propane. Only $75.7 million of the notes payable to Graniteville require the payment of any cash interest (currently 40% as of the October 15, 1995 interest payment and thereafter). In connection with all of such debt, the only principal payments required during 1996 are $5.3 million on the 9 1/2% note referred to above. As of December 31, 1995 Triarc had notes receivable from RCAC and its subsidiaries in the aggregate amount of $18.4 million of which $11.7 million are due on demand and $6.7 million are due in 1998 and which bear interest at a rate of 11 7/8%.

    Triarc expects its significant cash requirements for 1996 will be limited to general corporate expenses including cash used in operations, $5.3 million and $3.6 million of principal and interest payments, respectively, on the 9 1/2% note referred to above, cash requirements for its facilities relocation and corporate restructuring accruals of $3.2 million, required interest payments of $2.1 million on its notes payable to Graniteville (see above), up to $4.6 million of advances to affiliates under loan agreements and loans to RCAC as necessary. Triarc believes that its expected sources of cash, principally cash on hand of $12.6 million as of December 31, 1995, dividends or advances from SEPSCO subsequent to the repayment of the 11 7/8% Debentures, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements to the extent such subsidiaries are able to pay and net payments received under tax sharing agreements with certain subsidiaries, which the Company does not anticipate having to remit to the IRS due to the availability of operating loss, depletion and tax credit carryforwards, will be sufficient to enable it to meet its short-term cash needs.

    Subsequent to the consummation of the offering to sell approximately 52% of a partnership formed to acquire, own and operate the Company's propane business and the proposed sale of the textile division of Graniteville (see "Proposed Transactions" below), payments recieved under tax sharing agreements and the reimbursement of general corporate expenses by National Propane and the partnership will be limited and by the textile division will be eliminated. Triarc expects to compensate for such lower cash availability through cash dividends paid to Triarc from the proceeds of such proposed transactions, reductions in corporate expenses, management fees and tax-sharing payments from C.H. Patrick and other financing sources to the extent obtainable.

RCAC

    As of December 31, 1995, RCAC's cash requirements for 1996, exclusive of operating cash flows, consist principally of capital expenditures of approximately $25.0 million, funds for the pending acquisition noted above, funding for additional acquisitions, if any, and principal payments on debt. RCAC anticipates meeting such requirements through existing cash and/or cash flows from operations and financing a portion of its capital expenditures through additional borrowings under the FFCA Loan Agreements, capital leases and operating lease arrangements and borrowing from Triarc if necessary. The ability of RCAC to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

Mistic

    As of December 31, 1995, Mistic's principal cash requirements for 1996, exclusive of operating cash flows, consist principally of $6.5 million of payments under the Mistic Bank Facility, a payment of approximately $3.3 million in settlement of certain litigation (see below) and $1.0 million of capital expenditures. Mistic anticipates meeting such requirements through cash flows from operations and, if necessary, borrowings under the Mistic Bank Facility to the extent available.

    In March 1996, Mistic reached a tentative settlement in connection with certain distributor litigation which provides for Mistic to pay approximately $3.3 million to the plaintiff; such amount had been provided for in 1995. In accordance with the terms of the Mistic agreement, Mistic will recover 50% of the amount of such payment through reductions of amounts otherwise owed by Mistic to the owner of Joseph Victori Wines, Inc., the seller.

National Propane

    As of December 31, 1995, National Propane's principal cash requirements for 1996, exclusive of operating cash flows, consist principally of capital expenditures of approximately $3.5 million, debt principal repayments of $10.6 million and funding for acquisitions, if any. National Propane anticipates meeting such requirements through cash flows from operations and available borrowings, if any, under the Propane Bank Facility. Should National Propane's cash resources be insufficient to meet its cash requirements, National Propane may need to reduce its capital expenditures, negotiate relief under its bank facility or arrange for alternative financing from Triarc. (See "Proposed Transactions" below).

Graniteville

    The Company expects that positive operating cash flows of
Graniteville and available borrowings, if required, under its credit facility will be sufficient to enable Graniteville to meet its cash
requirements for 1996.   (See "Proposed Transactions" below).

SEPSCO

    As of December 31, 1995, SEPSCO's principal cash requirements for 1996 result from a $9.0 million sinking fund payment made on February 1, 1996 on the 11 7/8% Debentures and the previously discussed repayment of the remaining outstanding $36.0 million principal amount of the 11 7/8% Debentures on February 22, 1996.

Discontinued Operations

    As of December 31, 1995, the Company has completed the sale of substantially all of its discontinued operations but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally two notes from the sale of the refrigeration business) which may be collected, the benefits of which, however, have not been recorded.

Proposed Transactions

    On March 13, 1996 National Propane Partners, L.P. (the "Partnership") was organized to acquire, own and operate the Company's propane business which, prior thereto, was operated by National Propane, an indirect wholly-owned subsidiary of the Company. On March 26, 1996 the Partnership filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an initial public offering of 6.2 million of its limited partner interest common units, representing approximately 52% of the Partnership, for an aggregate offering price, net of expenses, of $118.2 million (the "Offering").
The sale of such limited partner interests, if consummated, is expected to result in a gain to the Company, the amount of which cannot presently be determined. The Partnership will concurrently issue 5.5 million subordinated units, representing approximately 46% of the Partnership, as well as an aggregate 2% general partner interest in the Partnership to a wholly-owned subsidiary of the Company. Assuming consummation of the Offering, the Company will transfer substantially all of its propane-related assets and liabilities (other than a receivable from Triarc, deferred financing costs and net deferred income tax liabilities of $81.4 million, $4.7 million and $21.6 million respectively, at December 31, 1995) to the Partnership. In connection therewith the Partnership will issue, $120.0 million of first mortgage notes to institutional investors and repay all of the outstanding borrowings ($127.3 million as of December 31, 1995) under the Propane Bank Facility. The early repayment of the Propane Bank Facility will result in an extraordinary charge for the write-off of unamortized deferred financing costs, net of income tax benefit, which as of December 31, 1995 would have amounted to approximately $2.8 million. There can be no assurances, however, that the Company will be able to consummate these transactions.

   On March 31, 1996, the Company and Graniteville entered into an Asset Purchase Agreement with Avondale Mills, Inc. and Avondale Incorporate (collectively, "Avondale"), pursuant to which Triarc and Graniteville have agreed to sell (the "Graniteville Sale") to Avondale Graniteville's textile business, other than the assets and operations of C.H. Patrick and certain other excluded assets, for $255.0 million in cash, subject to certain post-closing adjustments. Avondale will assume all liabilities relating to the textile business, other than income taxes, long-term debt ($210.4 million as of December 31, 1995) which will be repaid at closing and certain other specified liabilities. The Graniteville Sale is expect to be consummated during the second quarter of 1996. Consummation of the sale is subject to customary closing conditions. In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement pursuant to which C.H. Patrick will sell textile dyes and chemicals to the combined Graniteville/Avondale business. Based on current estimates, the impact of this sale is expected to result from breakeven to a small loss, the amount of which cannot presently be determined. The early prepayment of Graniteville's long-term debt, including the Graniteville Credit Facility, will result in an extraordinary charge for the writeoff of unamortized deferred financing costs and payment of minimum commissions, prepayment penalties and certain other costs, net of income tax benefit, which as of December 31, 1995 would have aggregated approximately $6.7 million. There can be no assurances, however, that the Company will be able to consummate these transactions.

    Assuming consummation of the above transactions as of December 31, 1995, the Company would realize net cash proceeds, after repayment of debt, income taxes and transaction related expenses, of approximately $130.0 million to $140.0 million. Accordingly, the Company would have adequate cash resources to meet all of its 1996 cash requirements. The excess over 1996 cash requirements will be available for general corporate purposes, including acquisitions and/or investments in certain of Triarc's subsidiaries.

Contingencies
    Triarc and certain of its present and former directors were defendants in certain litigation brought in the United States District Court for the Northern District of Ohio (the "Ohio Court"). In April 1993 the Ohio Court entered a final order approving a modification (the "Modification") which modified the terms of a previously approved stipulation of settlement in such litigation. The Modification resulted in the dismissal, with prejudice, of all actions before the Ohio Court. The Company recorded charges to operations for related legal fees of $6.2 million, $0.7 million, $0.5 million and $.024 million (excluding $0.85 million of fees reimbursed by Posner) in Fiscal 1993, Transition 1993, 1994 and 1995, respectively, included in "Other income (expense), net" in the consolidated statements of operations.

    In June 1994 NVF which was affiliated with the Company until the Change in Control, commenced a lawsuit in federal court against Chesapeake Insurance Company Limited ("Chesapeake Insurance") and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF sought compensatory damages in an aggregate amount of approximately $2.0 million and punitive damages in the amount of $3.0 million. Pursuant to an agreement effective June 30, 1995, the Chesapeake Litigation was settled resulting in a July 1995 payment of $0.2 million by Chesapeake Insurance to NVF as full and final settlement of all claims.

    In August 1993 NVF became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2.3 million with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance, (ii) certain insurance premiums owed by the Company to IRM, a subsidiary of NVF and a former affiliate of the Company and (iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in both June and October 1994 the official committee of NVF's unsecured creditors filed amended complaints (the "NVF Litigation") against the Company and certain former affiliates alleging various causes of action against the Company and seeking, among other things, an undetermined amount of damages from the Company. During Transition 1993 the Company provided approximately $2.3 million in "General and administrative expenses" with respect to claims related to the NVF Proceeding. In January 1995 Triarc received an indemnification pursuant to the Posner Settlement (the "Indemnification") relating to, among other things, the NVF Litigation and, as such, the Company reversed the remaining accrual of $0.8 million relating to the NVF Proceeding at that time. In October 1995 the parties to the NVF Litigation entered into a settlement agreement pursuant to which all claims against the Company were dismissed. The settlement was approved by the bankruptcy court in November 1995 and in December 1995, the district court dismissed the NVF Litigation with prejudice. Accordingly, the NVF Proceeding will have no impact on the Company's consolidated results of operations or financial position.

    In July 1993 APL which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to the Company and preferential transfers allegedly made by APL to a defendant other than the Company. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts claims against the Company for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which the Company has asserted against APL, (c) declaratory relief as to whether APL has any liability to the Company and (d) recovery of fraudulent transfers allegedly made by APL to the Company prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from the Company, as well as the other relief identified in the preceding sentence. In April 1994 the Company responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In June 1995 the bankruptcy court confirmed the plaintiffs' plan of reorganization (the "APL Plan") in the APL Proceeding. The APL Plan provides, among other things, that the Posner Entities will own all of the common stock of APL and are authorized to object to claims made in the APL Proceeding. The APL Plan also provides for the dismissal of the APL Litigation. Previously, in January 1995 Triarc received the Indemnification relating to, among other things, the APL Litigation.
The Posner Entities have filed motions asserting that the APL Plan does not require the dismissal of the APL Litigation. In November 1995, the bankruptcy court denied the motions, and in March 1996, the court denied the Posner Entities' motion for reconsideration. The Posner Entities have filed a motion to extend the time to file a notice of appeal and have indicated that they intend to appeal. The outcome of the APL Litigation can only have a favorable effect on the consolidated results of operations or financial position of the Company.

    On December 6, 1995 the three former court-appointed members of the Special Committee of Triarc's Board of Directors commenced an action in the Ohio Court seeking, among other things, additional fees of $3.0 million. On February 6, 1996 the court dismissed the action without prejudice. The plaintiffs have appealed such dismissal. The Company does not believe that the outcome of this action will have a material adverse effect on the consolidated financial position or results of operations of the Company.

    In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects
(i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. Subsequently, DHEC requested Graniteville to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond. Graniteville submitted its proposal in April 1995. In February 1996 Graniteville responded to the DHEC's request for additional information on such proposal. Graniteville is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's apparent conclusion in March 1994 and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville as well as sources other than Graniteville. In March 1990 a "Site Screening Investigation" was conducted by DHEC. Graniteville conducted an initial investigation in June 1992 which included the installation and testing of two groundwater monitoring wells. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994.
In response to the ESI, DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 Graniteville submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that Graniteville enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve Graniteville's April 1995 conceptual investigation approach. Since an investigation has not yet commenced, Graniteville is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. The Company believes that adequate provisions have been made in the current and prior years for this matter. Accordingly, based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated results of operations or financial position.

    As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations. Remediation has been completed on two of these sites and is ongoing at seven others. Remediation will commence on the remaining four ice plants in 1996. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1.0 million of such remediation costs, consisting of the first and third payments of $0.5 million. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1996 and 1997. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1.25 million of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, four were remediated in 1994 at an aggregate cost of $0.5 million and two were remediated in 1995 at an aggregate cost of $0.2 million. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware that plants on two of the fifteen sites may require demolition in the future. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all of such remediation and/or removal and demolition will approximate $5.3 million, of which $1.5 million, $2.7 million (including a 1994 reclassification of $0.5 million) and $1.1 million were provided prior to Fiscal 1993, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of $3.8 million through December 31, 1995 and has a remaining accrual of $1.5 million. Based on currently available information and the current reserve levels, the Company does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated results of operations or financial position.

    In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem National Propane engaged environmental consultants who began work in August 1994. In December 1994 the environmental consultants provided a report to National Propane which indicated the estimated range of potential remediation costs to be between approximately $0.4 million and $0.9 million depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted groundwater and the remediation method actually required to be implemented. Since no amount within this range was determined to be a better estimate, National Propane provided a charge in 1994 of $0.4 million, the minimum gross amount (with no expected recovery) within the range. In February 1996 the Company's environmental consultants provided a second report which presented revised estimated costs, based on additional information obtained since the prior report and the two most likely remediation methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1.6 million to $3.3 million. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $0.4 million to $0.75 million. Based on discussion with National Propane's environmental consultants both methods are acceptable remediation plans. National Propane, however, will have to agree on a final plan with the state of Wisconsin. Accordingly, it is unknown which remediation method will be used. Since no amount within the ranges can be determined to be a better estimate, National Propane accrued an additional $.041 million in 1995 in order to provide for the minimum costs estimated for the second remediation method and legal fees and other professional costs. The provisions through December 31, 1995 aggregate $0.456 million and payments through December 31, 1995 amounted to $.024 million resulting in a remaining accrual of $0.432 million at that date. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor. Based on currently available information, and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and the estimates of the costs thereof are only preliminary and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs form the Successor, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's consolidated results of operations or financial position.

    In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994 tests confirmed hydrocarbons in the groundwater at one of the sites; remediation has commenced at the other site. Remediation costs estimated by Royal Crown's environmental consultants aggregate $0.56 million to $0.64 million with approximately $0.125 million to $0.145 million expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites. In connection therewith the Company provided $0.5 million in Fiscal 1993 as part of a $2.2 million provision for closing these and one other abandoned bottling facilities as well as certain company-owned restaurants. The Company has incurred actual costs of $0.3 million through December 31, 1995 relating to these environmental matters and has a remaining accrual of $0.2 million at that date. After considering such accrual and potential reimbursement by the Texas Fund, the Company does not believe that the ultimate outcome of these environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

    The Company is also engaged in ordinary routine litigation incidental to its business. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated results of operations or financial position.

Inflation and Changing Prices

    Management believes that inflation did not have a significant effect on gross margins during the year ended April 30, 1993, the eight-month period ended December 31, 1993, and the years ended December 31, 1994 and 1995, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business.

Recently Issued Accounting Pronouncements

    Effective October 1, 1995 the Company adopted SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the impairment measurement requirements under this standard resulted in a charge of $14.6 million in 1995. (See "Results of Operations" above for further discussion).

    In October 1995 the Financial Accounting Standards Board issued
SFAS 123, "Accounting for Stock-Based Compensation" effective January 1, 1996. SFAS 123 defines a fair value based method of accounting for employee stock-based compensation and encourages adoption of that method of accounting but permits accounting under existing accounting pronouncements. The Company will continue to measure compensation costs for its employee stock compensation under the intrinsic value method prescribed by existing accounting pronouncements and accordingly, the adoption of SFAS 123 will not have any effect on the Company's consolidated results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data.


                INDEX TO FINANCIAL STATEMENTS
                                                         Page
                                                         ----

Independent Auditors' Report (in connection with the audits of theconsolidated financialstatements as of and for each of the twoyears ended
    December 31, 1995)
Report of Independent Certified Public Accountants
    (in connection with the audits of the
    consolidated statements of operations,
    additional capital and cashflows for
    the year ended April 30,1993 and for
    the eight months ended December 31, 1993)
Consolidated Balance Sheets as of December 31,
    1994 and 1995
Consolidated Statements of Operations for the year endedApril 30, 1993, the eight months ended December 31,1993 and the years ended
    December 31, 1994 and 1995
Consolidated Statements of Additional Capital for the yearended April 30, 1993, the eight months endedDecember 31, 1993 and the years ended December 31, 1994
    and 1995
Consolidated Statements of Cash Flows for the year endedApril 30, 1993, the eight months ended December 31,1993 and the years ended December 31, 1994
    and 1995
Notes to Consolidated Financial Statements

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
  TRIARC COMPANIES, INC.:

  We have audited the accompanying consolidated statements of operations, additional capital and cash flows of Triarc Companies, Inc. and subsidiaries for the year ended April 30, 1993 and for the eight months ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Triarc Companies, Inc. and subsidiaries for the year ended April 30, 1993 and for the eight months ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Note 23 to the consolidated financial statements, effective May 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




ARTHUR ANDERSEN LLP

Miami, Florida,
  April 14, 1994.

                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


  We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1995, and the related consolidated statements of operations, additional capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of.


DELOITTE & TOUCHE LLP

New York, New York
March 31, 1996

                                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,
                                                                         -------------------------------
                                                                                1994            1995
                                                                                -----           -----
                                                                                  (In thousands)
                             ASSETS
Current assets:
   Cash and cash equivalents ($68,700,000 and $45,965,000)                  $     80,064   $     64,205
   Restricted cash and cash equivalents (Note 6)                                   6,804         34,033
   Marketable securities (Note 7)                                                  9,453          7,397
   Receivables, net (Note 8)                                                     141,377        168,534
   Inventories (Note 9)                                                          105,662        118,549
   Deferred income tax benefit (Note 17)                                           6,023          8,848
   Prepaid expenses and other current assets                                       9,766         11,262
                                                                           -------------  -------------
     Total current assets                                                        359,149        412,828
Properties, net (Note 10)                                                        306,293        331,589
Unamortized costs in excess of net assets of acquired companies
   (Note 11)                                                                     202,797        227,825
Trademarks (Note 12)                                                                 463         57,146
Deferred costs and other assets (Note 13)                                         53,465         56,578
                                                                           -------------  -------------
                                                                            $    922,167   $  1,085,966
                                                                           =============  =============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt (Note 15)                              $     52,061   $     83,531
   Accounts payable                                                               59,152         61,908
   Accrued expenses (Note 14)                                                    111,792        109,119
                                                                           -------------  -------------
     Total current liabilities                                                   223,005        254,558
Long-term debt (Note 15)                                                         612,118        763,346
Insurance loss reserves (Note 30)                                                 10,827          9,398
Deferred income taxes (Note 17)                                                   22,701         24,013
Deferred income and other liabilities                                             13,505         14,001
Commitments and contingencies (Notes 17, 25 and 26)
Redeemable preferred stock, $12 stated value; designated 5,982,866
    shares, issued 5,982,866 shares and none (Note 18)                            71,794            --
Stockholders' equity (deficit) (Note 19):
   Class A common stock, $.10 par value; authorized 100,000,000 shares,
    issued 27,983,805 shares                                                       2,798          2,798
   Class B common stock, $.10 par value; authorized 25,000,000 shares,
    issued none and 5,997,622 shares                                                 --             600
   Additional paid-in capital                                                     79,497        162,020
   Accumulated deficit                                                           (60,929)       (97,923)
   Less Class A common stock held in treasury at cost; 4,027,982 and
     4,067,380 shares                                                            (45,473)       (45,931)
   Other                                                                          (7,676)          (914)
                                                                           -------------  -------------
     Total stockholders' equity (deficit)                                        (31,783)        20,650
                                                                           -------------  -------------
                                                                            $    922,167   $  1,085,966
                                                                           =============  =============
                      See accompanying notes to consolidated financial statements.

                                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Eight Months
                                                Year Ended       Ended        Year Ended December 31,
                                                 April 30,   December 31, ------------------------------
                                                   1993          1993           1994           1995
                                                   ----          ----           ----           ----
                                                       (In thousands except per share amounts)
Revenues:
   Net sales                                  $  1,011,015   $    668,773   $  1,011,428   $  1,128,390
   Royalties, franchise fees and other
     revenues                                       47,259         34,768         51,093         55,831
                                             -------------  -------------  -------------  -------------
                                                 1,058,274        703,541      1,062,521      1,184,221
                                             -------------  -------------  -------------  -------------

Costs and expenses:
   Cost of sales (Note 9)                          762,373        496,601        749,930        859,928
   Advertising, selling and distribution
    (Notes 1 and 32)                                72,891         75,006        109,669        129,164
   General and administrative (Note 32)            135,193        101,965        125,189        146,842
   Reduction in carrying value of long-lived
     assets impaired or to be disposed of
     (Note 1)                                          --             --             --          14,647
   Facilities relocation and corporate
     restructuring (Note 31)                        43,000            --           8,800          2,700
   Provision for(recovery of)doubtful
     accounts from affiliates and former
     affiliates (Notes 29 and 32)                   10,358            --             --          (3,049)
                                             -------------  -------------  -------------  -------------
                                                 1,023,815        673,572        993,588      1,150,232
                                             -------------  -------------  -------------  -------------
       Operating profit                             34,459         29,969         68,933         33,989
Interest expense (Note 32)                         (72,830)       (44,847)       (72,980)       (84,227)
Other income (expense), net (Notes 20 and 32)        2,430         (7,768)         3,566         12,214
                                             -------------  -------------  -------------  -------------

     Loss from continuing operations before
      income taxes                                 (35,941)       (22,646)          (481)       (38,024)
Provision for (benefit from) income taxes
      (Note 17)                                      8,608          7,793          1,612         (1,030)
                                             -------------  -------------  -------------  -------------
     Loss from continuing operations               (44,549)       (30,439)        (2,093)       (36,994)
Loss from discontinued operations,
   net of income taxes and minority
   interests (Note 21)                              (2,430)        (8,591)        (3,900)           --
                                             -------------  -------------  -------------  -------------

     Loss before extraordinary charges and
       cumulative effect of changes in
       accounting principles                       (46,979)       (39,030)        (5,993)       (36,994)
Extraordinary charges (Note 22)                     (6,611)          (448)        (2,116)           --
Cumulative effect of changes in accounting
   principles, net (Note 23)                        (6,388)           --             --             --
                                             -------------  -------------  -------------  -------------

        Net loss                                   (59,978)       (39,478)        (8,109)       (36,994)
Preferred stock dividend requirements
   (Notes 18 and 19)                                  (121)        (3,889)        (5,833)           --
                                             -------------  -------------  -------------  -------------

        Net loss applicable to common stockholders$(60,099)  $    (43,367)  $    (13,942)  $    (36,994)
                                             =============  =============  =============  =============

Loss per share (Note 5):
   Continuing operations                      $      (1.73)  $      (1.62)  $       (.34)  $      (1.24)
   Discontinued operations                            (.09)          (.40)          (.17)           --
   Extraordinary charges                              (.26)          (.02)          (.09)           --
   Cumulative effect of changes in accounting
     principles                                       (.25)           --             --             --
                                             -------------  -------------  -------------  -------------
         Net loss                             $      (2.33)  $      (2.04)  $       (.60)  $      (1.24)
                                             =============  =============  =============  =============

                      See accompanying notes to consolidated financial statements.

                                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF ADDITIONAL CAPITAL
                                                             Eight Months
                                                Year Ended       Ended       Year Ended December  31,
                                                 April 30,   December 31, ------------------------------
                                                   1993          1993           1994           1995
                                                   ----          ----           ----           ----
                                                                   (In thousands)
Additional paid-in capital:
   Balance at beginning of period             $     37,968   $     49,375   $     50,654   $     79,497
   Common stock issued (Note 19):
     Excess of book value of redeemable
       preferred stock over par value of
       common stock issued upon conversion
       in connection with the Settlement
       Agreement (Note 27)                             --             --             --          71,296
     Excess of fair value or proceeds over
       par value from issuance of common
       shares in connection with:
         Settlement Agreement (Note 19)                --             --             --          11,915
         Change in Control (Note 4)                  9,567            --             --             --
     Other issuances                                    53            --               6             17
     Excess (deficiency) of fair value of
       shares issued from treasury stock
       over average cost of treasury shares in
        connection with:
         SEPSCO Merger (Note 27)                       --             --          25,492            --
         Grants of restricted stock                  1,800          2,048            601             (8)
   Excess of fair value at date of grant of
     common shares over the option price for
     stock options granted (forfeited) (Note 19)       --             231          3,000           (588)
   Costs related to common shares issued in the
     SEPSCO Merger (Note 27)                           --          (1,000)           --             --
   Other                                               (13)           --            (256)          (109)
                                             -------------  -------------  -------------  -------------
   Balance at end of period                   $     49,375   $     50,654   $     79,497   $    162,020
                                             =============  =============  =============  =============
Retained earnings (accumulated deficit):
   Balance at beginning of period             $     53,920   $     (6,067)  $    (46,987)  $    (60,929)
   Net loss                                        (59,978)       (39,478)        (8,109)        (36,994)
   Dividends on preferred stock                         (9)        (2,557)        (5,833)           --
   Net income of certain subsidiaries to
     conform reporting periods of such
     subsidiaries to that of Triarc Companies,
      Inc. for consolidation purposes (Note 3)         --           1,115            --             --
                                             -------------  -------------  -------------  -------------
   Balance at end of period                   $     (6,067)  $    (46,987)  $    (60,929)  $    (97,923)
                                             =============  =============  =============  =============
Treasury stock (Note 19):
   Balance at beginning of period             $     (8,315)  $    (77,085)  $    (75,150)  $    (45,473)
   Shares issued for SEPSCO Merger (Note 27)           --             --          30,364            --
   Grants of restricted stock                        3,024          1,935            775             76
   Purchases of common shares in open market
     transactions                                      --             --          (1,025)          (489)
   Common shares acquired in exchange for
     redeemable preferred stock (Note 18)          (71,794)           --             --             --
   Other                                               --             --            (437)           (45)
                                             -------------  -------------  -------------  -------------
   Balance at end of period                   $    (77,085)  $    (75,150)  $    (45,473)  $    (45,931)
                                             =============  =============  =============  =============
Other (Note 19):
   Balance at beginning of period             $        177   $     (4,408)  $     (7,296)  $     (7,676)
   Unearned compensation resulting from:
     Grants of restricted stock                     (4,824)        (3,983)        (1,376)           (68)
     Amortization of restricted stock:
       Scheduled amortization                          --           1,503          3,357          1,950
       Accelerated vesting                             --             --             --           3,331
     Forfeiture (grant) of below market
       stock options                                   --             --          (3,000)           319
     Amortization of below market stock
       options granted                                 --             --             907            761
     Other                                             --             --             --             110
   Net unrealized gains (losses) on
    marketable securities(Note 7)                      239           (408)          (268)           359
                                             -------------  -------------  -------------  -------------
   Balance at end of period                   $     (4,408)  $     (7,296)  $     (7,676)  $       (914)
                                             =============  =============  =============  =============

                      See accompanying notes to consolidated financial statements.

                                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Eight Months
                                                Year Ended       Ended        Year Ended December 31,
                                                 April 30,   December 31, ------------------------------
                                                   1993          1993           1994           1995
                                                   ----          ----           ----           ----
                                                                   (In thousands)
Cash flows from operating activities:
   Net loss                                   $    (59,978)  $    (39,478)  $     (8,109)  $    (36,994)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization of properties    31,196         20,961         33,901         38,893
     Amortization of costs in excess of net
       assets of acquired companies                  6,785          4,023          6,655          8,008
     Amortization of original issue discount,
       deferred financing costs and unearned
       compensation                                  6,396          7,113         10,986         13,329
     Reduction in carrying value of long lived-assets  --             --             --          14,647
     Equity in losses and write-off of investments
       in affiliates                                   --             --             --           7,794
     Provision for doubtful accounts (including
       amounts due from affiliates and former
       affiliates)                                  14,141          1,659          1,021          4,067
     Provision for facilities relocation and
       corporate restructuring                      43,000            --           8,800          2,700
     Payments on facilities relocation and
       corporate restructuring                      (5,318)        (8,074)       (14,701)        (4,545)
     Gain on sales of assets, net                   (2,974)        (1,006)        (7,018)       (11,164)
     Deferred income tax benefit                    (4,867)        (1,831)        (5,093)        (1,513)
     Interest expense capitalized and not paid         --             --           3,247          3,271
     Reduction in commuted insurance
       liabilities credited against note payable        --            --             --          (3,000)
     Decrease in insurance loss reserves            (7,459)        (1,921)        (2,684)        (1,429)
     Minority interests, net of dividends paid      (3,607)          (223)         1,292            --
     Loss from discontinued operations               2,430          8,591          3,900            --
     Cumulative effect of changes in accounting
       principles                                    6,388            --             --             --
     Write-off of deferred financing costs and
       original issue discount, net of
       redemption discount                           3,741            689          3,498            --
     Other, net                                      5,092          3,363           (572)         3,407
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash
        and cash equivalents                         2,611         (2,439)           548        (27,229)
       Decrease (increase) in restricted cash
          and short-term investments of
          insurance operations                       8,186         (5,774)           --             --
       Decrease (increase) in receivables            1,143        (14,707)       (18,079)       (12,812)
       Decrease (increase) in inventories           12,862        (13,839)         2,544         (2,484)
       Decrease (increase) in prepaid expenses
          and other current assets                  (7,425)        (7,820)         2,776           (677)
       Increase (decrease) in accounts payable
          and accrued expenses                     (15,936)        23,944        (29,196)        (9,453)
                                             -------------  -------------  -------------  -------------
          Net cash provided by (used in)
           operating activities                     36,407        (26,769)        (6,284)       (15,184)
                                             -------------  -------------  -------------  -------------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired
     of $2,067,000 in 1995                             --            (692)       (18,790)      (111,204)
   Proceeds from sales of non-core businesses
     and properties                                 39,464         45,081         39,077         19,599
   Capital expenditures                            (23,758)       (28,617)       (61,639)       (69,974)
   Purchases of marketable securities                  --             --         (10,308)       (27,490)
   Proceeds from sales of marketable securities        --             --          11,033         29,805
   Investments in affiliates                           --             --          (7,368)        (6,340)
   Purchase of minority interests                  (17,200)           --             --             --
   Other                                             2,100            --            (633)           --
                                             -------------  -------------  -------------  -------------
          Net cash provided by (used in)
           investing activities                        606         15,772        (48,628)      (165,604)
                                             -------------  -------------  -------------  -------------
Cash flows from financing activities:
   Proceeds from long-term debt                    396,595        290,902        121,232        208,871
   Repayments of long-term debt                   (329,332)      (246,903)       (90,899)       (31,953)
   Deferred financing costs                        (25,820)        (4,673)        (5,573)        (9,244)
   Decrease in short-term debt                     (14,745)           --             --             --
   Issuance of class A common stock                  9,650            --             --             --
   Payment of preferred dividends                       (9)        (2,557)        (5,833)           --
   Other                                               --             --          (1,281)        (1,226)
                                             -------------  -------------  -------------  -------------
          Net cash provided by financing
           activities                               36,339         36,769         17,646        166,448
                                             -------------  -------------  -------------  -------------

Net cash provided by (used in) continuing operations73,352         25,772        (37,266)       (14,340)
Net cash provided by (used in) discontinued operations2,769           136         (1,471)        (1,519)
Net cash of certain subsidiaries used during the
   period reported as a direct credit to
   accumulated deficit (see Note 3)                    --          (3,742)           --             --
                                             -------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash
   equivalents                                      76,121         22,166        (38,737)       (15,859)
Cash and cash equivalents at beginning
   of period                                        20,514         96,635        118,801         80,064
                                             -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period    $     96,635   $    118,801   $     80,064   $     64,205
                                             =============  =============  =============  =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest expense                        $     61,475   $     28,472   $     64,634   $     73,918
                                             =============  =============  =============  =============
      Income taxes, net                       $     17,156   $     11,288   $      5,925   $      6,911
                                             =============  =============  =============  =============

Supplemental schedule of noncash investing and
   financing activities:
     Total capital expenditures               $     27,207   $     33,339   $     65,831   $     71,220
     Amounts representing capitalized leases
       and other secured financing                  (3,449)        (4,722)        (4,192)        (1,246)
                                             -------------  -------------  -------------  -------------
     Capital expenditures paid in cash        $     23,758   $     28,617   $     61,639   $     69,974
                                             =============  =============  =============  =============


   Due to their noncash nature, the following transactions are also not reflected in the respective consolidated statements of cash flows:

   Pursuant to a settlement agreement, in January 1995 Triarc issued 4,985,722 shares of its Class B Common Stock in exchange for all of its then outstanding redeemable convertible preferred stock owned by an affiliate of Victor Posner, the former Chairman and Chief Executive Officer of Triarc ("Posner"), resulting in a decrease in redeemable preferred stock of $71,794,000 and equal aggregate increases in Class B Common Stock of $498,000 and additional paid-in capital of $71,296,000. Further, an additional 1,011,900 shares of Class B Common Stock valued at $12,016,000 were issued to entities controlled by Posner pursuant to such agreement in settlement of, among other matters, a $12,326,000 previously accrued liability owed to an affiliate of Posner, resulting in a gain of $310,000. See Note 29 to the consolidated financial statements for further discussion.

     In April 1994 Triarc acquired the 28.9% minority interest in its subsidiary, Southeastern Public Service Company, that it did not already own through the issuance of 2,691,824 shares of its Class A Common Stock. See Note 27 to the consolidated financial statements for further discussion.

     Effective December 31, 1993 Triarc's insurance subsidiary entered into an agreement for the discharge of approximately $63,500,000 of insurance loss reserves and the commutation of certain insurance in exchange for the transfer of $29,321,000 of restricted cash and short-term investments of insurance operations and a promissory note of the Company in the principal amount of $34,179,000. See Note 30 to the consolidated financial statements for further discussion.

     In April 1993 Triarc issued 5,982,866 shares of its newly-created redeemable convertible preferred stock in a one-for-one exchange for its Class A common stock owned by an affiliate of Victor Posner. Such transaction resulted in a $71,794,000 increase in redeemable convertible preferred stock and an equal increase in Class A common shares held in treasury at cost.

See accompanying notes to consolidated financial statements.

           TRIARC COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1995


(1)Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as "Triarc" and, collectively with its subsidiaries, as the "Company") and its principal subsidiaries. The principal subsidiaries of the Company, all wholly-owned as of December 31, 1995, are Graniteville Company ("Graniteville" - 85.8% owned prior to April 14, 1994), National Propane Corporation ("National Propane"), Southeastern Public Service Company ("SEPSCO" - 71.1% owned prior to April 14, 1994), Mistic Brands, Inc. ("Mistic" - acquired August 9,
1995) and CFC Holdings Corp. ("CFC Holdings" - 98.4% owned prior to April 14, 1994). CFC Holdings has as its wholly-owned subsidiaries Chesapeake Insurance Company Limited ("Chesapeake Insurance") and RC/Arby's Corporation ("RCAC"), and RCAC has as its principal wholly-owned subsidiaries Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which own and/or operate Arby's restaurants, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for periods included in the consolidated financial statements prior to 1995, Note 28 for a discussion of the Mistic acquisition and Note 27 for a discussion of the merger consummated on April 14, 1994 pursuant to which Triarc acquired the remaining 28.9% of SEPSCO that it did not already own.

Financial Statement Periods

  As used herein Fiscal 1993 and Transition 1993 refer to the year ended April 30, 1993 and the eight months ended December 31, 1993, respectively (see Note 3), and 1994 and 1995 refer to the years ended December 31, 1994 and 1995, respectively.

Cash Equivalents

  All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in repurchase agreements with high credit-quality financial institutions and commercial paper of high credit-quality entities. Securities pledged as collateral for repurchase agreements are segregated and held by the financial institution until maturity of each repurchase agreement. While the market value of the collateral is sufficient in the event of default, realization and/or retention of the collateral may be subject to legal proceedings in the event of default or bankruptcy by the other party to the agreement.

Marketable Securities

  The Company adopted Statement of Financing Accounting Standards ("SFAS") No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The Company's marketable securities are classified in accordance with SFAS 115 as "available for sale" and, as such, net unrealized gains or losses are reported as a separate component of stockholders' equity (deficit). Prior to January 1, 1994 the Company accounted for its marketable securities in accordance with SFAS 12, "Accounting for Certain Marketable Securities".

Inventories

  The Company's inventories are valued at the lower of cost or market. Cost is determined on either the first-in, first-out ("FIFO") basis (51% of inventories as of December 31, 1995) or the last-in, first-out
("LIFO") basis (49% of inventories) (see Note 9).

Depreciation and Amortization

  Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 8 years for transportation equipment; 3 to 30 years for machinery and equipment; and 14 to 60 years for buildings and improvements. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases. Gains and losses arising from disposals are included in current operations.

Amortization of Intangibles

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

Impairments

  Intangible Assets

  Trademarks are being amortized on the straight-line basis principally over 15 years. The amount of impairment, if any, in unamortized Goodwill and trademarks is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill and trademarks relate through the period such Goodwill and trademarks are being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill or trademarks.

  Long-Lived Assets

  Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with such evaluation, the Company recognized a provision of $14,647,000 in its restaurant segment consisting of a $12,019,000 reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed principally during 1996. Such provision reduced the cost and accumulated depreciation and amortization of properties by $20,908,000 and $8,483,000, respectively, unamortized costs in excess of net assets acquired and accumulated amortization thereof by $1,466,000 and $206,000, respectively, and deferred costs and other assets by $962,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed resulted in a pre-tax loss of $806,000 for the year ended December 31, 1995.


Derivative Financial Instrument

  The Company has an interest rate swap agreement entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt (see Note 15). The Company calculates the estimated remaining amount to be paid or received under the interest rate swap agreement for the period from the periodic settlement date immediately prior to the financial statement date through the end of the agreement based on the interest rate applicable at the financial statement date and recognizes such amount which applies to the period from the last periodic settlement date through the financial statement date as a component of interest expense. The recognition of gain or loss from the interest rate swap agreement is effectively correlated with the underlying debt. The payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, is being amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

Advertising Costs

  Effective in 1994 the Company adopted the guidance of Statement of Position 93-7 ("SOP 93-7") of the Accounting Standards Executive Committee, which impacted the Company's accounting for advertising production costs. Prior to adoption of SOP 93-7 such costs were amortized over the period the advertising took place. In accordance with SOP 93-7 the Company has adopted the policy of expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $58,313,000, $58,723,000, $86,091,000 and
$101,251,000 for Fiscal 1993, Transition 1993, 1994 and 1995,
respectively. Such costs in 1994 reflect a charge of $1,172,000 in connection with the adoption of SOP 93-7 as of the end of that year.

Research and Development

  Research and development costs are expensed during the period in which the costs are incurred and amounted to $2,001,000, $1,338,000, $1,632,000 and $3,197,000 for Fiscal 1993, Transition 1993, 1994 and
1995, respectively.

Income Taxes

  The Company files a consolidated Federal income tax return with its 80% or greater owned subsidiaries, National Propane, CFC Holdings, Mistic and, since April 14, 1994, Graniteville and SEPSCO. Graniteville (prior to April 14, 1994), SEPSCO (prior to April 14, 1994) and Chesapeake Insurance filed separate or consolidated Federal income tax returns with their respective subsidiaries, if any. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Revenue Recognition

  The Company records sales principally when inventory is shipped or delivered. The Company also records sales to a lesser extent (7%, 11%, 7% and 6% of consolidated revenues for Fiscal 1993, Transition 1993, 1994 and 1995, respectively) on a bill and hold basis. In accordance with such policy, the goods are completed, packaged and ready for shipment; such goods are effectively segregated from inventory which is available for sale; the risks of ownership of the goods have passed to the customer; and such underlying customer orders are supported by written confirmation. Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area developments represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

Insurance Loss Reserves

  Insurance loss reserves include reserves for incurred but not reported claims of $2,834,000 and $2,056,000 as of December 31, 1994 and 1995, respectively. Such reserves for current and former affiliated company business are based on either actuarial studies using historical loss experience or the Company's calculations when historical loss information is not available. The balance of the reserves for non-affiliated company business were either reported by unaffiliated reinsurers, calculated by the Company or based on claims adjustors' evaluations. Management believes that the reserves are fairly stated. Adjustments to estimates recorded resulting from subsequent actuarial evaluations or ultimate payments are reflected in the operations of the periods in which such adjustments become known. The Company no longer insures or reinsures any risks for periods commencing on or after October 1, 1993 (see Note 30).

Reclassifications

  Certain amounts included in the prior periods' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2)Significant Risks and Uncertainties

Nature of Operations

  The Company is a holding company which, is engaged in four lines of business (each with the indicated percentage of the Company's consolidated revenues): restaurants (23%), beverages (18%), textiles (46%) and propane (13%).

  The restaurant segment primarily operates and franchises Arby's quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. The beverage segment produces and sells a broad selection of carbonated beverages and concentrates under the principal brand names RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK, C&C and THIRST THRASHER and commencing August 9, 1995 (see Note 28) "new age" beverages and ready-to-drink brewed iced teas under the principal brand names MISTIC and ROYAL MISTIC. The textile segment manufactures, dyes and finishes cotton, synthetic and blended (cotton and polyester) apparel fabrics principally for (i) utility wear and (ii) sportswear, casual wear and outerwear, as well as produces and markets dyes and specialty chemicals primarily for the textile industry.The propane segment distributes and sells propane for residential, agricultural, commercial, industrial and wholesale uses which include space heating, cooking and engine fuel. The Company's operations principally are throughout the United States.

Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

  The Company's significant estimates are for costs related to (i) insurance loss reserves (see Notes 1 and 30), (ii) provisions for examinations of its income tax returns by the Internal Revenue Service (see Note 17), (iii) provisions for impairment of long-lived assets and for long-lived assets to be disposed of (see Note 1) and (iv) provisions for environmental and other legal contingencies (see Note 26).

Certain Risk Concentrations

  The Company's vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of its raw materials, are mitigated due to the diversification of the segments, of which none account for more than 46% of consolidated revenues. Risk of geographical concentration is also minimized since each of the segments generally operates throughout the United States with minimal foreign exposure.

(3)Change in Fiscal Year

  For Fiscal 1993 Graniteville and SEPSCO were consolidated for their fiscal years ended on or about February 28; CFC Holdings, which has a fiscal year ending December 31, was consolidated for its twelve-month period ended March 31; and National Propane was consolidated for its fiscal year ending April 30. On October 27, 1993 Triarc's Board of Directors approved a change in Triarc's fiscal year from a fiscal year ended April 30 to a calendar year ending December 31, effective for the eight-month transition period ended December 31, 1993. The fiscal years of Graniteville, National Propane and SEPSCO were also so changed.

  Triarc's majority-owned subsidiaries are included in the accompanying consolidated statements of operations for Transition 1993 for the eight-month periods subsequent to the fiscal year or twelve-month periods included in the consolidated statement of operations for Fiscal 1993.
As such, the consolidated statement of operations for Transition 1993 includes Graniteville and SEPSCO for the eight months ended October 31, 1993 and CFC Holdings for the eight months ended November 30, 1993. The results of operations for Graniteville and SEPSCO for the two months ended December 31, 1993 and for CFC Holdings for the month of December 1993 (collectively referred to herein as the "Lag Months") have been reported as a direct credit to the Company's accumulated deficit.

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

(4)The Change in Control

  On April 23, 1993, DWG Acquisition Group, L.P. ("DWG Acquisition"), a then newly formed limited partnership controlled by Nelson Peltz and Peter W. May, acquired control of Triarc from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer, and certain entities controlled by him (collectively, the "Posner Entities") through a series of related transactions (the "Change in Control"). Immediately prior to the Change in Control, the Posner Entities owned approximately 46% of the outstanding common stock of Triarc. Messrs. Peltz and May are now Chairman and Chief Executive Officer and President and Chief Operating Officer of Triarc, respectively.

(5)Loss Per Share

  Loss per share has been computed by dividing the net loss applicable to common stockholders (net loss plus dividend requirements on Triarc's then outstanding preferred stocks through 1994) by the weighted average number of outstanding shares of common stock during the period. Such weighted averages were 25,808,000, 21,260,000, 23,282,000 and 29,764,000 for Fiscal 1993, Transition 1993, 1994 and 1995, respectively. The preferred stock dividend requirements deducted include cash dividends paid and cumulative dividend requirements for each period not yet paid. Common stock equivalents were not used in the computation of loss per share because such inclusion would have been antidilutive. Fully diluted loss per share is not applicable since the inclusion of contingent shares would also be antidilutive.

(6)Restricted Cash and Cash Equivalents

  The following is a summary of the components of restricted cash and cash equivalents (in thousands):

                                                                                   December 31,
                                                                           -----------------------------
                                                                                1994           1995
                                                                               -----           -----
   Borrowings restricted to the February 22, 1996 redemption of
    long-term debt (Note 15)                                                $        --    $     30,000
   Deposits securing letters of credit (a)                                         5,762          3,533
   Indemnity escrow account relating to sale of business (Note 20)                   750            500
   Collateral account for purchases of equipment                                     292            --
                                                                          -------------- --------------
                                                                            $      6,804   $     34,033
                                                                          ============== ==============

   (a) Deposits secure outstanding letters of credit principally for the purpose of securing certain performance and other bonds and payments due under leases.


(7)Marketable Securities

  The Company's marketable securities are stated at fair value. The cost and fair value of the Company's marketable securities at December 31, 1994 and 1995, are as follows (in thousands):

                                                   1994                           1995
                                         --------------------------      -----------------------
                                          Cost          Fair Value        Cost        Fair Value
                                          -----        ------------       -----      ------------
   Equity securities                    $       352    $       318    $       661    $       701
   Corporate debt securities (a)              9,430          9,083          5,732          5,808
   Debt securities issued by
     foreign governments                         53             52            873            888
                                       ------------   ------------   ------------   ------------
                                        $     9,835    $     9,453    $     7,266    $     7,397
                                       ============   ============   ============   ============

  (a)  Contractual maturity dates through 2025.

  The Company realized a net loss from the sales of marketable securities of $135,000 and $254,000 for the years ended December 31, 1994 and 1995, respectively, which is included in "Other income (expense) net" in the consolidated statement of operations. The Company had a net unrealized loss of $260,000 (net of income tax benefit of $122,000) and a net unrealized gain of $99,000 (net of an income tax provision of $32,000) as of December 31, 1994 and 1995, respectively.

(8)Receivables, net

  The following is a summary of the components of receivables (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           -----

   Receivables:
       Trade                                                                $    138,535   $    160,920
       Other                                                                       8,232         14,558
                                                                           -------------  -------------
                                                                                 146,767        175,478
       Less allowance for doubtful accounts (trade)                                5,390          6,944
                                                                           -------------  -------------
                                                                            $    141,377   $    168,534
                                                                           =============  =============

  Substantially all receivables are pledged as collateral for certain debt (see Note 15).

(9)Inventories

  The following is a summary of the components of inventories (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           -----
   Raw materials                                                            $     26,490   $     40,195
   Work in process                                                                 7,803          6,976
   Finished goods                                                                 71,369         71,378
                                                                           -------------  -------------
                                                                            $    105,662   $    118,549
                                                                           =============  =============

  The current cost of LIFO inventories exceeded the carrying value thereof by approximately $4,653,000 and $8,739,000 at December 31, 1994 and 1995, respectively. In 1994 and 1995 certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs from prior years. The effect of such liquidations was to decrease cost of sales by $2,462,000 and $1,206,000, respectively. Liquidations of LIFO inventory quantities in Fiscal 1993 and Transition 1993, if any, were not significant.

  Substantially all inventories are pledged as collateral for certain debt (see Note 15).

(10) Properties

    The following is a summary of the components of properties, at cost (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           -----

     Land                                                                   $     29,714   $     32,441
     Buildings and improvements and leasehold improvements                       124,606        147,505
     Machinery and equipment                                                     316,264        329,886
     Transportation equipment                                                     18,024         27,262
     Leased assets capitalized                                                    26,501         19,296
                                                                           -------------  -------------
                                                                                 515,109        556,390
     Less accumulated depreciation and amortization                              208,816        224,801
                                                                           -------------  -------------
                                                                            $    306,293   $    331,589
                                                                           =============  =============

    Substantially all properties are pledged as collateral for certain debt (see Note 15).

(11)Unamortized Costs in Excess of Net Assets of Acquired Companies

    The following is a summary of the components of the unamortized costs in excess of net assets of acquired companies (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           -----

     Costs in excess of net assets of acquired companies (Notes 27
        and 28)                                                             $    258,150   $    290,630
     Less accumulated amortization                                                55,353         62,805
                                                                          --------------  -------------
                                                                            $    202,797   $    227,825
                                                                          ==============  =============

(12) Trademarks

     The following is a summary of the components of trademarks (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           ----

     Trademarks (Note 28)                                                   $        558   $     59,021
     Less accumulated amortization                                                    95          1,875
                                                                          -------------- --------------
                                                                            $        463   $     57,146
                                                                           =============  =============

(13) Deferred Costs and Other Assets

     The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           ----
     Deferred financing costs                                               $     36,558   $     45,802
     Other                                                                        26,914         27,259
                                                                           -------------  -------------
                                                                                  63,472         73,061
     Less accumulated amortization of deferred financing costs                    10,007         16,483
                                                                           -------------  -------------
                                                                            $     53,465   $     56,578
                                                                           =============  =============

(14) Accrued Expenses

     The following is a summary of the components of accrued expenses (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           -----

     Accrued interest                                                       $     24,428   $     27,370
     Accrued compensation and related benefits                                    23,351         23,181
     Accrued advertising and marketing                                            12,483         12,901
     Facilities relocation and corporate restructuring                            22,773          8,249
     Net current liabilities of discontinued operations (Note 21)                  3,577          3,462
     Other                                                                        25,180         33,956
                                                                           -------------  -------------
                                                                            $    111,792   $    109,119
                                                                           =============  =============

(15) Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           ----
     9 3/4% senior secured notes due 2000 (a)                               $    275,000   $    275,000
     Graniteville Credit Facility, bearing interest at prime or
       LIBOR based rates due through 2000 (b):
       Revolving loan (weighted average interest rate of 8.95% at
           December 31, 1995)                                                    103,038        113,435
         Term loan (weighted average interest rate of 9.20% at
           December 31, 1995)                                                     61,000         85,200
     Propane Bank Facility, bearing interest at prime, Federal funds or
       LIBOR based rates due through 2003 (c):
         Revolving loan (weighted average interest rate of 8.09% at
           December 31, 1995)                                                     10,500         43,229
         Term loan (weighted average interest rate of 8.81% at December
            31, 1995)                                                             90,000         84,083
     11 7/8% senior subordinated debentures due February 1, 1998, repaid in
       February 1996 (less unamortized original issue discount of $3,003
       and $1,920) (d)                                                            50,997         43,080
     Mistic Bank Facility, bearing interest at prime, Federal funds or
       LIBOR based rates due through 2001 (e)
         Revolving loan (weighted average interest rate of 8.68% at
           December 31, 1995)                                                        --           6,500
         Term loan (weighted average interest rate of 8.69% at
           December 31, 1995)                                                        --          58,750
     Mortgage notes payable to FFCA Acquisition Corporation
        ("FFCA"), weighted average interest rate of 11.30% as
        of December 31, 1995, due through 2015 (f)                                   --          51,685
     Equipment notes payable to FFCA, weighted average interest
        rate of 11.17% at December 31, 1995, due through 2002 (f)                    --           6,545
     9 1/2% promissory note, due through 2003 (g)                                 37,426         37,697
     Notes, bearing interest at 6.9% to 13 1/2%, due through 2002
        secured by equipment                                                      10,018         13,651
     Capitalized lease obligations                                                17,340         19,143
     Other                                                                         8,860          8,879
                                                                           -------------  -------------
       Total debt                                                                664,179        846,877
     Less amounts payable within one year                                         52,061         83,531
                                                                           -------------  -------------
                                                                            $    612,118   $    763,346
                                                                           =============  =============

     Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows as of December 31, 1995 (in thousands):

     Year Ending December 31,
     ------------------------
     1996                                                                   $      85,451
     Less unamortized original issue discount (d)                                  1,920
                                                                           -------------
                                                                                  83,531
     1997                                                                         44,059
     1998                                                                         44,422
     1999                                                                         45,064
     2000                                                                        457,033
     Thereafter                                                                  172,768
                                                                           -------------
                                                                            $    846,877
                                                                           =============

    (a) In September 1993 RCAC entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 is paid by RCAC at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate ("LIBOR") (5.53% at December 31, 1995) and RCAC receives interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter is retroactively reset at the end of each six-month calculation period through July 31, 1996 and on September 24, 1996. The transaction effectively changes RCAC's interest rate on $137,500,000 of the 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") from a fixed-rate to a floating-rate basis. Under the Swap Agreement during 1994 RCAC received $614,000 which was determined at the inception of the Swap Agreement and paid $439,000 in connection with the six-month reset period ended July 31, 1994 and during 1995 paid $2,271,000 in connection with such year's two six-month reset periods. RCAC subsequently paid $505,000 for the six-month period ended January 31, 1996 resulting from the Floating Rate in effect on such date of 5.34%. If such Floating Rate remains fixed at 5.34% throughout the remaining life of the Swap Agreement, RCAC would pay an additional $591,000 for the period from February 1, 1996 through the end of the Swap Agreement on September 24, 1996. The counterparty to the Swap Agreement is a major financial institution which, therefore, is expected to be able to fully perform under the terms of the agreement, thereby mitigating any credit risk of the transaction.

    (b) Graniteville and its wholly-owned subsidiary, C.H. Patrick & Co., Inc., have a senior secured credit facility with Graniteville's commercial lender which, as amended in August 1995, provides for aggregate borrowings of $216,000,000 consisting of senior secured revolving credit loans of up to $130,000,000 (the "Revolving Loan") and an $86,000,000 senior secured term loan (the "Term Loan") of which $85,200,000 (net of a repayment of $800,000 in 1995) is outstanding as of December 31, 1995 and expires in 2000 (the "Graniteville Credit Facility"). The Revolving Loan does not require any amortization of principal prior to its expiration in 2000 (see further discussion below). Borrowings under the Revolving Loan bear interest, at Graniteville's option, at either the prime rate (8 1/2% at December 31, 1995) plus 1% per annum or the 90-day LIBOR rate (5.66% at December 31, 1995) plus 2 3/4% per annum. The borrowing base for the Revolving Loan is the sum of 95% (90% effective August 3, 1996) of accounts receivable ("Other Receivables") which are credit-approved by the lender ("Credit Approved Receivables"), and 90% (85% effective August 3, 1996) of all other eligible accounts receivable provided that advances against Other Receivables shall not exceed $18,000,000 at any one time, plus 65% of eligible inventory, provided that advances against eligible inventory shall not exceed $42,000,000 at any one time. Graniteville, in addition to the aforementioned interest, pays a commission of 0.35% (the "Commissions") on all Credit Approved Receivables, including a 0.20% bad debt reserve which will be shared equally by Graniteville's commercial lender and Graniteville after deducting customer credit losses. The Company is subject to minimum monthly Commissions of $100,000 (the "Minimum Commissions") through April 1999. The Term Loan is repayable $11,600,000 in 1996, $12,400,000 per year from 1997 through 1999 and $36,400,000 due in 2000. However, should the sale of substantially all of the textile assets of the Company be consummated in 1996 (see Note 35), all outstanding obligations under the Graniteville Credit Facility would be required to be repaid concurrently with any such sale. In the event Graniteville prepays the Term Loan prior to August 3, 1998, Graniteville would incur a prepayment penalty based on the amount prepaid of 2% through August 3, 1996, reducing to 1% through August 3, 1997 and to 1/2% through August 3, 1998. Until the unpaid principal of the Term Loan is equal to or less than $60,000,000 at the end of any fiscal year, Graniteville must make mandatory prepayments in an amount equal to 50% of Excess Cash Flow, as defined, for such fiscal year. In accordance therewith, no prepayments were required in Transition 1993 or the years ended December 31, 1994 and 1995. The Term Loan bears interest, at Graniteville's option, at the prime rate plus 1 1/2% per annum or the 90-day LIBOR rate plus 3 1/4% per annum. When the unpaid principal balance of the Term Loan is less than or equal to $72,000,000, the LIBOR option thereon will be reduced to the 90-day LIBOR plus 3% and when the unpaid principal balance of the Term Loan is less than or equal to $57,000,000, the LIBOR option thereon will be reduced to LIBOR plus 2 3/4%. LIBOR loans are limited to 75% of the total Revolving Loan borrowings and the entire Term Loan borrowings less the amount of the next two quarterly payments.

    (c) National Propane maintains a $150,000,000 revolving credit and term loan facility entered into in October 1994 with a group of banks which, as amended March 1995, consists of a revolving credit facility with a current maximum availability as of December 31, 1995 of $57,167,000 (net of reductions of availability of $2,833,000 as of December 31, 1995) and outstanding borrowings of $43,229,000 and three tranches of term loans with an original availability of $90,000,000 and outstanding amounts aggregating $84,083,000 (net of repayments through December 31, 1995 of $5,917,000) as of December 31, 1995 (the "Propane Bank Facility"). The approximate $13,900,000 of remaining availability under the revolving credit facility is restricted for acquisitions by National Propane (the "Acquisition Sublimit"); however, National Propane is not currently able to borrow under the Acquisition Sublimit due to debt covenant limitations. Any borrowings under the Acquisition Sublimit would convert to term loans in October 1997 and be due in equal installments from December 1997 through 2000. Borrowings under the Propane Bank Facility bear interest, at National Propane's option, at rates based either on 30, 60, 90 or 180-day LIBOR (ranging from 5.53% to 5.72% at December 31, 1995) or an alternate base rate (the "ABR"). The ABR represents the higher of the prime rate or 1/2% over the Federal funds rate (6.0% at December 31, 1995). Revolving loans bear interest at 2 1/4% over LIBOR or 1% over ABR. The aggregate availability of revolving loans (assuming full availability under the Acquisition Sublimit) reduces by $3,000,000 in 1996, $15,896,000 (including $12,813,000 of then remaining availability under the Acquisition Sublimit which converts to term loans) in 1997, $3,958,000 in 1998, $4,042,000 in
    1999 with the remaining availability of $30,271,000 maturing in 2000 (see further discussion below). The term loans bear interest at rates ranging from 2 1/2% to 3 1/2% over LIBOR or 1 1/4% to 2 1/4% over ABR, respectively, and the $84,083,000 outstanding amount of such loans at December 31, 1995 amortizes $6,250,000 in 1996, $6,417,000 in 1997, $8,167,000 in 1998, $8,333,000 in 1999,
    $10,291,000 in 2000 and $44,625,000 thereafter (through 2003).
    However, should the initial public offering of 51.8% of the equity of a master limited partnership formed to acquire, own and operate the Company's propane business and the placement of $120,000,000 of first mortgage notes be consummated in 1996 (see Note 35), all outstanding obligations under the Propane Bank Facility would be repaid currently with any such offering and placement.

    (d) On February 22, 1996 the 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") were redeemed. The cash for such redemption came from the proceeds of $30,000,000 of borrowings, which were restricted to the redemption of the 11 7/8% Debentures, under the Propane Bank Facility, liquidation of marketable securities and existing cash balances. The redemption prior to maturity of the 11 7/8% Debentures will result in an extraordinary charge for the write-off of unamortized deferred financing costs and original issue discount, net of income tax benefit, of $1,387,000 during the first quarter of 1996.

    (e) On August 9, 1995 Mistic entered into an $80,000,000 credit agreement (the "Mistic Bank Facility") with a group of banks. The Mistic Bank Facility consists of a $20,000,000 revolving credit facility and a $60,000,000 term facility. Borrowings under the Mistic Bank Facility bore interest at the prime rate through October 16, 1995 and thereafter, at Mistic's option, at rates based either on 30, 60, 90 or 180-day LIBOR plus 2 3/4% or a rate equal to 1 1/2% plus the higher of the Federal funds rate plus 1/2% or the prime rate. Borrowings under the revolving credit facility are due in full in August 1999. However, Mistic must reduce the borrowings under the revolving credit facility for a period of thirty consecutive days between October 1 and March 31 of each year to less than or equal to (a) $7,000,000 between October 1, 1995 and March 31, 1996, (b) $5,000,000 between October 1, 1996 and March 31, 1997 and (c) $0 between October 1 and the following March 31 for each of the two years thereafter (such requirement has been met as of December 31, 1995 for the period between October 1, 1995 and March 31, 1996). Mistic must also make mandatory prepayments in an amount equal to 75% (for the years ended December 31, 1996 and 1997) and 50% (thereafter) of excess cash flow, as defined. The term facility amortizes $5,000,000 in 1996, $6,250,000 in 1997,
    $10,000,000 in 1998, $11,250,000 in 1999, $15,000,000 in 2000 and
    $11,250,000 in 2001. The borrowing base for the revolving credit facility is the sum of 80% of eligible accounts receivable and 50% of eligible inventory, both as defined.

    (f) During 1995 ARDC and ARHC entered into loan and financing agreements with FFCA Acquisition Corporation ("FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87,294,000 (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes bear interest at rates in effect at the time of the borrowings ranging from 10 1/2% to 11 1/2% plus, with respect to the Mortgage Loans, participating interest to the extent gross sales of the financed restaurants exceed certain defined levels which are in excess of current levels. The Mortgage Loans and Equipment Loans are repayable in equal monthly installments, including interest, over twenty years and seven years, respectively. As of December 31, 1995, aggregate borrowings under the FFCA Loan Agreements aggregated $58,670,000 (including repayments of $440,000) resulting in remaining availability of $28,624,000 through December 31, 1996 to finance new company-owned restaurants whose sites are identified to FFCA by April 30, 1996 on terms similar to those of outstanding borrowings. The assets of ARDC of approximately $50,000,000 will not be available to pay creditors of Triarc, RCAC or Arby's until all loans under the FFCA Loan Agreements have been repaid in full.

    (g) Effective December 31, 1993 Triarc issued to National Union Fire Insurance Company of Pittsburgh, PA ("National Union") a 9 1/2% promissory note payable in the original principal amount of $34,179,000 (the "National Union Note"). Interest was payable in additional principal through December 31, 1995 and accordingly $3,247,000 and $3,269,000, was added to the principal of such note in 1994 and 1995, respectively. Commencing in 1996, interest will be substantially on a cash basis. If the settlement of certain insurance liabilities commuted in connection with the issuance of the National Union Note (see Note 30) did not exceed certain predetermined levels, the amounts paid for such commutation would be reduced by up to $3,000,000 in each of 1995 and 1996. In accordance therewith, the Company received a $3,000,000 credit in 1995 in the form of a reduction in the principal of the National Union Note and recorded such amount as a reduction of "General and administrative". Before consideration of a similar reduction in 1996, if any, the National Union Note is due $5,274,000 in 1996, $3,880,000 in 1997, $2,546,000 in 1998, $1,712,000 in 1999,
    $702,000 in 2000 and $23,583,000 thereafter through 2003.

    Under the Company's various debt agreements substantially all of the Company's assets are pledged as security. In addition, obligations under (i) the 9 3/4% Senior Notes have been guaranteed by Royal Crown and Arby's, (ii) the Graniteville Credit Facility, the Propane Bank Facility, the Mistic Bank Facility and (iii) $21,342,000 million of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Graniteville (50% of such stock is subject to a pre-existing pledge of such stock in connection with a Triarc intercompany note payable to SEPSCO in the principal amount of $26,538,000), National Propane, Mistic and SEPSCO is pledged.

    The Company's debt agreements contain various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other items, (i) the incurrence of indebtedness, (ii) the retirement of certain debt prior to maturity, (iii) investments, (iv) asset dispositions, (v) capital expenditures and (vi) affiliate transactions other than in the normal course of business; and (c) restrict the payment of dividends by Triarc's principal subsidiaries to Triarc. As of December 31, 1995 Graniteville and Mistic were not in compliance with certain of the covenants of their respective credit facilities. In March 1996 both Graniteville and Mistic received waivers and amendments to the Graniteville Credit Facility and Mistic Bank Facility amending covenants such that both Graniteville and Mistic expect to be in compliance through December 31, 1996.

    As of December 31, 1995 National Propane had $5,000,000 available for the payment of dividends; however, National Propane is effectively prevented from paying dividends due to the restrictions of its financial amount and ratio tests. At December 31, 1995, SEPSCO was unable to pay any dividends; however following the February 22, 1996 redemption of the 11 7/8% Debentures, such restriction has been eliminated. As of December 31, 1995 Mistic is unable to pay any dividends and Graniteville, based on scheduled term loan repayments, is unable to pay any dividends prior to December 31, 1998. While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and as of December 31, 1995 RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

(16)Fair Value of Financial Instruments

    The carrying amounts and fair values of the Company's financial instruments for which such amounts differ in total are as follows (in thousands):

                                                                 December 31,
                                           --------------------------------------------------------
                                                     1994                           1995
                                           --------------------------      -----------------------
                                             Carrying        Fair         Carrying         Fair
                                              Amount         Value         Amount         Value
                                             --------       ------        --------       -------
     Long-term debt (Note 15):
       9 3/4% Senior Secured Notes         $   275,000    $   245,000    $   275,000    $   226,000
       Graniteville Credit Facility            164,038        164,038        198,635        198,635
       Propane Bank Facility                   100,500        100,500        127,312        127,312
       11 7/8% Debentures                       50,997         53,500         43,080         45,000
       Mistic Bank Facility                        --             --          65,250         65,250
       FFCA Loan Agreements                        --             --          58,230         61,264
       National Union Note                      37,426         28,600         37,697         36,128
       Other long-term debt                     36,218         36,218         41,673         41,673
                                         -------------  -------------  -------------  -------------
                                           $   664,179    $   627,856    $   846,877    $   801,262
                                         =============  =============  =============  =============
     Swap Agreement (liability) (Note 15)  $    (1,566)   $    (8,300)   $      (684)   $      (896)
                                         =============  =============  =============  =============

     The fair values of the 9 3/4% Senior Notes are based on quoted market prices at the respective reporting dates. Since all then outstanding 11 7/8% Debentures were redeemed at par on February 22, 1996, the aggregate par value as of December 31, 1995 was assumed to approximate fair value. The fair value of the 11 7/8% Debentures at December 31, 1994 was based on a recently quoted market price as of that date. The fair value of the Mortgage Notes and Equipment Notes under the FFCA Loan Agreements at December 31, 1995 was determined by discounting the future monthly payments using the rate of interest available under such agreements at December 31, 1995. The fair values of the National Union Note as of December 31, 1994 and 1995 were determined by using a discounted cash flow analysis based on an estimate of the Company's current borrowing rate for a similar security. The fair values of the revolving loans and the term loans under the Graniteville Credit Facility and the Propane Bank Facility at December 31, 1994 and 1995 and the Mistic Bank Facility at December 31, 1995 approximated their carrying values due to their floating interest rates. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (ii) for equipment notes, the remaining maturities are relatively short-term.

     The fair values of the Swap Agreement represent the estimated amounts RCAC would pay to terminate the Swap Agreement, as quoted by the counterparty.

(17)Income Taxes

    The loss from continuing operations before income taxes consisted of the following components (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----
     Domestic                                 $    (35,795)  $    (24,545)  $     (2,951)  $    (36,076)
     Foreign                                          (146)         1,899          2,470         (1,948)
                                             -------------  -------------  -------------  -------------
                                              $    (35,941)  $    (22,646)  $       (481)  $    (38,024)
                                             =============  =============  =============  =============

     The provision (benefit) for income taxes from continuing operations consists of the following components (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----
     Current:
         Federal                              $      9,994   $      7,676   $      2,167   $       (965)
         State                                       3,232            761          2,310          1,091
         Foreign                                       249          1,187          2,228            357
                                             -------------  -------------  -------------  -------------
                                                    13,475          9,624          6,705            483
                                             -------------  -------------  -------------  -------------
     Deferred:
         Federal                                    (3,094)        (4,240)        (4,985)           (69)
         State                                      (1,773)           690            645         (1,444)
         Foreign                                       --           1,719           (753)           --
                                             -------------  -------------  -------------  -------------
                                                    (4,867)        (1,831)        (5,093)        (1,513)
                                             -------------  -------------  -------------  -------------
               Total                          $      8,608   $      7,793   $      1,612   $     (1,030)
                                             =============  =============  =============  =============

    The net current deferred income tax asset and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                                   December 31,
                                                                            ---------------------------
                                                                                1994           1995
                                                                               -----           -----

     Current deferred income tax assets (liabilities):
       Accrued employee benefit costs                                       $      6,336   $      4,799
       Allowance for doubtful accounts                                             1,940          2,474
       Facilities relocation and corporate restructuring                           2,326          2,221
       Reserve for income tax contingencies                                         (970)          (970)
       Other, net                                                                 (1,810)         2,123
                                                                           -------------  -------------
                                                                                   7,822         10,647
       Less valuation allowance                                                    1,799          1,799
                                                                           -------------  -------------
                                                                                   6,023          8,848
                                                                           -------------  -------------
     Non-current deferred income tax assets (liabilities):
       Depreciation and other properties basis differences                       (39,054)       (36,328)
       Reserve for income tax contingencies and other
           tax matters                                                           (16,461)       (26,065)
       Net operating loss and alternative minimum tax credit carryforward         38,810         41,524
       Insurance losses not deducted                                               7,061          7,061
       Other, net                                                                  4,581          7,433
                                                                           -------------  -------------
                                                                                  (5,063)        (6,375)
       Less valuation allowance                                                   17,638         17,638
                                                                           -------------  -------------
                                                                                 (22,701)       (24,013)
                                                                           -------------  -------------
                                                                            $    (16,678)  $    (15,165)
                                                                           =============  =============

     As of December 31, 1995 Triarc had net operating loss carryforwards for Federal income tax purposes of approximately $89,000,000, of which $37,000,000 is subject to annual limitations through 1998. Such carryforwards will expire approximately $11,000,000, $26,000,000, $37,000,000 and $15,000,000 in the years 2006, 2007, 2008 and 2009, respectively. In addition the Company has (i) depletion carryforwards of approximately $4,400,000 and (ii) alternative minimum tax credit carryforwards of approximately $5,300,000, both of which have an unlimited carryforward period.

    A "valuation allowance" is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has established valuation allowances principally for that portion of the net operating loss carryforwards and other net deferred tax assets related to Chesapeake Insurance which entity is not included in Triarc's consolidated income tax return.

     Deferred income tax (benefit) provision results from timing differences in the recognition of income and expenses for tax reporting and financial statement purposes. The tax effects of the principal timing differences for Fiscal 1993 are as follows (such disclosure is not presented for Transition 1993, 1994 and 1995 as it is not required under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109")) (in thousands):

    Provision for interest on income tax contingencies and other tax matters$  (3,025)
    Insurance loss reserves                                                       675
    Facilities relocation and corporate restructuring                         (12,508)
    Provision for income tax contingencies and other tax matters               11,767
    Excess of book over tax depreciation, depletion and amortization
       of properties                                                           (2,921)
    Alternative minimum tax                                                     2,684
    Expenses not deductible until paid                                         (1,503)
    Tax on dividends from subsidiaries not included in consolidated return        334
    Amortization of debt discount                                                (317)
    Benefit from unrealized losses on marketable securities                      (130)
    Other, net                                                                     77
                                                                         ------------
                                                                            $  (4,867)
                                                                         ============

    The difference between the reported income tax provision (benefit) and a computed tax provision (benefit) based on income (loss) from continuing operations before income taxes at the statutory rate of 34.3% for Fiscal 1993 and 35% for Transition 1993, 1994 and 1995 is reconciled as follows (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----

     Income tax benefit computed at Federal
       statutory rate                         $    (12,328)  $     (7,926)  $       (168)  $    (13,308)
     Increase (decrease) in Federal taxes resulting
       from:
     State taxes (benefit), net of Federal
       income tax benefit (provision)                  959            943          1,921           (229)
     Foreign tax rate in excess of United States Federal
       statutory rate, provision for foreign income tax
       contingencies and foreign withholding taxes,
       net of Federal income tax benefit               251          1,909            479            307
     Provision for income tax contingencies and other
       tax matters                                  11,767          7,200            --           6,100
     Amortization of non-deductible Goodwill         3,012          1,329          2,171          2,286
     Effect of net operating losses for which no tax
       carryback benefit is available (utilization of
       operating loss, depletion and tax credit
       carryforwards)                                2,555          2,797         (3,643)           986
     Nondeductible amortization of restricted stock    --             --             --           1,440
     Minority interests in net income (loss)        (1,149)           (78)           452            --
     Other non-deductible expenses                     493            309            324          1,340
     Non-deductible litigation settlement              --           1,576            --             --
     Tax on dividends from subsidiaries not included
       in consolidated returns                       1,409            --             --             --
     Consulting agreement (Note 31)                  2,058            --             --             --
       Other, net                                     (419)          (266)            76             48
                                             -------------  -------------  -------------  -------------
                                              $      8,608   $      7,793   $      1,612   $     (1,030)
                                             =============  =============  =============  =============

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but one issue related to such audit and in connection therewith paid $5,182,000 in 1994, which amount had been fully reserved. The Company is contesting the one open issue at the Appellate Division of the IRS which it expects to resolve in 1996. The IRS is currently finalizing its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145,000,000, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. During Fiscal 1993, Transition 1993 and 1995 the Company provided $11,767,000, $7,200,000 and $6,100,000, respectively, included in "Provision for (benefit from) income taxes" and during Fiscal 1993, Transition 1993, 1994 and 1995 provided $8,547,000, $1,322,000, $1,400,000 and $2,900,000, respectively, included in "Interest expense" relating to such examinations and other tax matters. The amount of any payments required as a result of (i) the remaining open issue from the 1985 through 1988 examination and (ii) the 1989 through 1992 examination cannot presently be determined. However, management of the Company believes that adequate aggregate provisions have been made in 1995 and prior periods for any tax liabilities, including interest, that may result from such examinations and other tax matters.


(18)Redeemable Preferred Stock

    The Company had 5,982,866 shares of its Redeemable Preferred Stock outstanding at December 31, 1994, with a stated value of $12.00 per share, bearing a cumulative annual dividend of 8 1/8% payable semi-annually, convertible into 4,985,722 shares of class B common stock (the "Class B Common Stock") (see Note 19) at $14.40 per share and requiring mandatory redemption on April 23, 2005 at $12.00 per share. All of such Redeemable Preferred Stock was owned by a Posner Entity. Pursuant to a settlement agreement entered into by the Company and the Posner Entities on January 9, 1995, (the "Posner Settlement") all of the Redeemable Preferred Stock was converted into 4,985,722 shares of Class B Common Stock issued to a Posner Entity (the "Conversion" - see Note 19). In connection therewith, the Company has no further obligation to declare or pay dividends on the Redeemable Preferred Stock subsequent to the last payment date of September 30, 1994.

(19)Stockholders' Equity (Deficit)

    The Company's class A common stock (the "Class A Common Stock") and its Class B Common Stock are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting. Class B common stock issued to the Posner entities can only be sold subject to a right of refusal in favor of the Company or its designee. If held by a person(s) not affiliated with Posner, each share of Class B Common Stock is convertible into one share of Class A Common Stock. During Fiscal 1993 the Company issued 833,332 shares of Class A Common Stock in connection with the Change in Control and related refinancings, 129,303 shares of Class A Common Stock in connection with the conversion of $.60 and $.35 preferred stock into common shares and 14,834 shares of Class A Common Stock in connection with the conversion of debentures. As a result, issued shares of Class A Common Stock increased from 27,006,336 to 27,983,805 during Fiscal 1993. There were no changes in the issued shares of Class A Common Stock in Transition 1993, 1994 or 1995. Prior to January 9, 1995 no shares of Class B Common Stock had been issued.
On January 9, 1995 pursuant to the Posner Settlement the Company issued
(i) the 4,985,722 shares of Class B Common Stock as a result of the Conversion and (ii) an additional 1,011,900 shares of Class B Common Stock to the Posner Entities with an aggregate fair value of $12,016,000 in consideration for, among other matters, (i) the settlement of all amounts due to the Posner Entities in connection with the termination of the lease for the Company's former headquarters effective February 1, 1994 and (ii) an indemnification by certain of the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation relating to NVF Company and APL Corporation (see Note 26) and any potential litigation relating to the bankruptcy filing of Pennsylvania Engineering Corporation (see Note 29).

    A summary of the changes in the number of shares of Class A Common Stock held in treasury is as follows (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----
   Number of shares at beginning of period           1,117          6,832          6,661          4,028
   Common shares issued in the SEPSCO Merger
    (Note 27)                                          --             --          (2,692)           --
   Restricted stock grants (see below)                (268)          (171)           (69)            (7)
   Restricted stock exchanged (see below) or reacquired--             --              40             11
   Common shares issued to directors                   --             --              (3)            (7)
   Common shares acquired in open market transactions  --             --              91             42
   Common shares acquired upon issuance of
     Redeemable Preferred Stock (Note 18)            5,983            --             --             --
                                             -------------  -------------  -------------  -------------
   Number of shares at end of period                 6,832          6,661          4,028          4,067
                                             =============  =============  =============  =============

    The Company has 25,000,000 authorized shares of preferred stock including 5,982,866 designated as Redeemable Preferred Stock, none of which are issued as of December 31, 1995. In addition, Triarc had an aggregate 30,201 shares of issued and outstanding $.60 preferred stock and $.35 preferred stock, each share of which was convertible into 7.789 and 4.439 shares of Class A Common Stock, respectively, prior to their conversion (28,115 shares) into common stock or redemption (2,086 shares) during Fiscal 1993.

    "Other stockholders' equity (deficit)" consisted of the following (in thousands):

                                                                                   December 31,
                                                                          ------------------------------
                                                                                1994           1995
                                                                               -----           -----
   Unearned compensation (see below)                                        $    (7,416)   $    (1,013)
     Net unrealized gains (losses) on "available
      for sale" marketable securities, net of
      income tax provision (benefit) of $(122)
      and $32 in 1994 and 1995)                                                    (260)             99
                                                                           -------------  -------------
                                                                            $    (7,676)   $      (914)
                                                                           =============  =============

     The Company maintains a 1993 Equity Participation Plan (the "Equity Plan"), which provides for the grant of restricted stock and stock options to certain officers, key employees, consultants and non-employee directors. In addition, non-employee directors are eligible to receive shares of Class A Common Stock in lieu of retainer or meeting attendance fees. The Equity Plan provides for a maximum of 10,000,000 shares of Class A Common Stock to be granted as restricted stock, issued on the exercise of options or issued to non-employee directors in lieu of fees and there remain 926,659 shares available for future grants under the Equity Plan as of December 31, 1995.

    Grantees of restricted stock are entitled to receive dividends and have voting rights, but do not receive full beneficial ownership until the required vesting period of three to four years has been completed and until certain other requirements, if any, have been met. For Fiscal 1993, Transition 1993, 1994 and 1995, respectively, 268,000, 171,500
(including 150,000 shares granted to the three court-appointed members of a special committee of Triarc's Board of Directors - see Note 32), 68,750 and 6,700 shares of restricted Class A Common Stock were granted from the Company's treasury stock. Such grants resulted in aggregate unearned compensation of $4,824,000 for Fiscal 1993, $3,983,000 for Transition 1993, $1,376,000 for 1994 and $68,000 for 1995 based upon the market value of the Company's Class A Common Stock at the respective dates of grant which ranged from $31.75 to $10.125. The vesting of the restricted stock granted to the three court-appointed members of the special committee was accelerated in connection with their decision not to stand for re-election as directors of the Company at the 1995 annual stockholders meeting resulting in a charge for amortization of unearned compensation in 1995 of $1,691,000 (including $723,000 which would have otherwise been amortized during the post-acceleration 1995 period). On December 7, 1995 the Compensation Committee of Triarc's Board of Directors authorized management of the Company to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of the Company accelerated the vesting and the Company recorded the resulting additional amortization of unearned compensation of $1,640,000 in its entirety in 1995. Prior to these accelerated vestings of the restricted stock, the unearned compensation was being amortized over the applicable vesting period and together with the amortization of unearned compensation related to the accelerated vesting, was recorded as "General and administrative". Such compensation expense was insignificant in Fiscal 1993 and was $1,738,000 in Transition 1993 (including $235,000 related to 1994 grants which were in respect of employee service during Transition 1993 and, accordingly, charged to operations during Transition 1993 but not reflected in unearned compensation (a component of "Stockholders' equity (deficit)") until 1994), $3,122,000 in 1994 (excluding the aforementioned $235,000) and $5,281,000 in 1995 (including the $1,691,000 and $1,640,000 relating to the previously discussed accelerated vesting of restricted stock).

    A summary of changes in outstanding stock options is as follows:

                                                                 Options   Option Price
                                                                 -------   -------------
   Granted during Fiscal 1993 and outstanding at April 30, 19931,736,500        $18.00
   Granted during Transition 1993                               301,000   $ 20.00 - $30.75
   Terminated during Transition 1993                            (65,000)        $18.00
                                                             ----------
   Outstanding at December 31, 1993                           1,972,500   $ 18.00 - $ 30.75
   Granted during 1994                                        5,753,400   $ 10.75 - $24.125
   Terminated during 1994                                      (156,000)  $ 18.00 - $ 30.75
                                                             ----------
   Outstanding at December 31, 1994                           7,569,900   $ 10.75 - $ 30.00
   Granted during 1995                                        1,239,500   $10.125 - $ 16.25
   Terminated during 1995                                      (210,700)  $ 10.75 - $ 30.00
                                                             ----------
   Outstanding at December 31, 1995                           8,598,700   $10.125 - $ 30.00
                                                             ==========
   Exercisable at December 31, 1995                           1,578,000   $10.125 - $ 30.00
                                                             ==========

    The stock options under the Equity Plan generally vest ratably over periods not exceeding five years from date of grant. However, an aggregate 3,850,000 performance stock options granted on April 21, 1994 to the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice Chairman of the Company (who resigned effective January 1, 1996) vest in one-third increments upon attainment of each of the three closing price levels set forth below for the Class A Common Stock for 20 out of 30 consecutive trading days by the indicated dates (subject to the paragraph after the table that follows). Each option not previously vested, should such price levels not be attained no later than each indicated date, will vest on October 21, 2003.

    On or Prior
    to April 21,                                                 Price
    -----------                                                  -----
       1999                                                    $ 27.1875
       2000                                                    $   36.25
       2001                                                    $ 45.3125

    Effective January 1, 1996 the Vice Chairman of the Company (the "Vice Chairman") since April 23, 1993 resigned as a director, officer and employee of the Company and entered into a consulting agreement pursuant to which no substantial services are expected to be provided. In accordance therewith, effective January 1, 1996 all of the 513,333 non-vested stock options previously issued to the Vice Chairman (including 350,000 performance stock options which were granted April 21, 1994) were vested in full and all such stock options remain exercisable through June 30, 1997.

    Stock options under the Equity Plan are generally granted at not less than the fair market value of the Class A Common Stock at the date of grant. However, options granted, net of terminations, in Transition 1993 include 275,000 options issued at an option price of $20.00 which was below the $31.75 fair market value of the Class A Common Stock at the date of grant representing an aggregate difference of $3,231,000. Such amount is being recorded as compensation expense over the applicable vesting period of one to five years. In Transition 1993 $231,000 of the aggregate difference was recognized as compensation expense and credited to "Additional paid-in-capital". Effective January 1, 1994 the Company recorded the previously unrecognized $3,000,000 of the aggregate difference as unearned compensation. During 1994 and 1995, $907,000 and $761,000, respectively, was amortized to compensation expense and credited to "Other stockholders' equity (deficit)".

    During Transition 1993, 1994 and 1995 the Company agreed to pay to employees terminated during each such period and directors who were not reelected during 1994 and 1995 who held restricted stock and/or stock options, an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value (see below) of such restricted stock and stock options (the "Rights"). During Transition 1993, 1994 and 1995, 10,000, 26,000 and 11,250 shares of restricted stock and 40,000, 126,000 and 97,700 stock options, respectively, were so exchanged. All such exchanges were for an equal number of rights except that the 11,250 shares of restricted stock exchanged in 1995 were for 4,550 Rights. The Rights which resulted from the exchange of stock options have base prices ranging from $10.75 to $30.75 per share and the Rights which resulted from the exchange of restricted stock all have a base price of zero. Such restricted stock was fully vested upon termination of the employees. As a result of such accelerated vesting the Company incurred charges representing unamortized unearned compensation of $147,000, $331,000 and $13,000 during Transition 1993, 1994 and 1995, respectively, included in "General and administrative". Of the 304,250 Rights granted, 36,000 relating to restricted stock were exercised in 1995 and 16,000 and 55,000 relating to stock options expired in 1994 and 1995, respectively. The remaining 197,250 Rights expire 117,250 in 1996 and 80,000 in 1997. Upon issuance of the Rights the Company recorded a liability equal to the excess of the then market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged. Such liability has been adjusted to reflect changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights.

(20)Other Income (Expense), Net

    Other income (expense), net consists of the following components (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----
   Interest income                            $      1,716   $      1,619   $      4,664   $      3,547
   Gain on sale of excess timberland (a)               --             --             --          11,945
   Gain on sale of natural gas and oil
     business (b)                                      --             --           6,043            900
   Gain (loss) on other sales of assets, net         2,974          1,006            975         (1,681)
   Posner Settlement (c)                               --             --             --           2,312
   Insurance settlement for fire-damaged equipment     --             --             --           1,875
   Columbia Gas settlement (d)                         --             --             --           1,856
   Equity in losses of affiliate                       --             --            (573)        (2,170)
   Write-down of investment in affiliates (e)          --             --             --          (5,624)
   Charges related to litigation:
     The Modification (Note 26)                     (6,225)          (674)          (500)           (24)
     SEPSCO Merger and Settlement (Note 27)         (1,700)        (5,050)           --             --
     Other litigation (Notes 26 and 32)             (1,375)          (350)           --             --
   Costs of a proposed acquisition not
     consummated (f)                                   --             --          (7,000)           --
   Minority interests in net loss (income)           3,350            223         (1,292)           --
   Reduction to net realizable value of
     certain assets held for sale                   (3,800)        (3,292)           --             --
   Settlement of accrued rent balance (Note 29)      8,900            --             --             --
   Commitment fees and other compensation costs
     relating to a proposed financing not
     consummated (Note 32)                          (3,200)           --             --             --
   Other income (expense), net                       1,790         (1,250)         1,249           (722)
                                             -------------  -------------  -------------  -------------
                                              $      2,430   $     (7,768)  $      3,566   $     12,214
                                             =============  =============  =============  =============

     (a) During 1995, the Company sold excess timberland for a cash price of $15,739,000 resulting in a gain of $11,945,000, net of expenses.

     (b) During 1994 the Company sold substantially all of the operating assets of SEPSCO's natural gas and oil business for cash of $16,250,000 net of $750,000 initially held in escrow to cover certain indemnities given to the buyer. Such sale resulted in a pretax gain of $6,043,000. During 1995 $250,000 of such escrow was released. In 1995 the Company sold the remaining natural gas and oil assets for net proceeds of $728,000 which resulted in a pretax gain of $650,000.

     (c) Pursuant to the Posner Settlement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company of the Posner Entities from certain claims that it may have with respect to (i) legal fees in connection with a modification to certain litigation against the Company and certain of the present and former directors (see Note 26), (ii) fees payable to the court-appointed members of a special committee of the Company's Board of Directors (see Note 32) and (iii) legal fees paid or payable with respect to matters referred to in the Posner Settlement, subject to the satisfaction by the Posner Entities of certain obligations under the Posner Settlement. The Company used such funds to pay (i) $2,000,000 to the court-appointed members of the special committee for services rendered in connection with the consummation of the Posner Settlement, (ii) attorney's fees of $850,000 in connection with such modification, (iii) $200,000 in connection with the settlement of certain litigation and (iv) $100,000 of other expenses resulting in a gain of $2,850,000, of which $538,000 reduced "General and administrative" as a recovery of legal expenses originally reported therein and $2,312,000 was reported as "Other income (expense), net".

     (d) The Company was a party to a class action lawsuit brought against Columbia Gas System, Inc. ("Columbia Gas") in which the claimants charged that Columbia Gas had over charged the claimants for purchases of propane gas. During the fourth quarter of 1995 the Company received $2,406,000 in full settlement of the lawsuit which resulted in a gain of $1,856,000 net of estimated expenses (the "Columbia Gas Settlement").
     (e) The investments in Taysung ($4,624,000) and another affiliate ($1,000,000) were written off in 1995 when the Company determined the decline in value of such investments was other than temporary.

     (f) In September 1994 the Company entered into a definitive merger agreement with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of quick service fish and seafood restaurants, whereby the Company would acquire all of the outstanding stock of LJS. In December 1994 the Company decided not to proceed with the acquisition of LJS due to the higher interest rate environment and difficult capital markets which would have resulted in significantly higher than anticipated costs and unacceptable terms of financing. Accordingly, the Company recorded a charge of $7,000,000 in 1994 for the expenses relating to the acquisition of LJS representing commitment fees, legal, consulting and other costs related to the acquisition.

(21) Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration business segments which have been accounted for as discontinued operations in the Company's consolidated financial statements.

      During Transition 1993 the Company sold the assets or stock of the companies comprising SEPSCO's utility and municipal services business segment resulting in aggregate losses of approximately $4,600,000 excluding remaining proceeds in connection with a settlement agreement (the "SEPSCO Settlement Agreement"). The sale of one of the businesses was subject to certain deferred purchase price adjustments which, in accordance with the SEPSCO Settlement Agreement, were settled in March 1995 for aggregate payments of $500,000 to be received in quarterly installments of $100,000 each, which commenced June 1, 1995, together with interest at 8 1/2% on the remaining outstanding balance, plus 75% of the proceeds of one property held for sale or, if not sold by December 31, 1996, $275,000 or the return of the property to the Company. As of December 31, 1995 the Company has collected $300,000 of the quarterly installments with the remaining $200,000 due in 1996.
     In 1994 the Company sold substantially all of the operating assets or stock of the companies comprising SEPSCO's refrigeration business segment resulting in aggregate losses of approximately $9,300,000, excluding any consideration of the remaining $6,881,000 aggregate principal payments due on notes (the "Notes") from the buyers of such businesses, since their collection is not reasonably assured. The Notes, with aggregate original principal of $7,295,000, bore no interest during the first year and 5% and 8% thereafter. The Company has collected $120,000 of scheduled principal payments and $294,000 of principal payments in advance during 1995 and has remaining principal payments due in annual installments of $120,000 in 1996 through 1998, $3,521,000 in 1999 and $3,000,000 in 2000.

     In connection with the dispositions referred to above, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and the Company provided $12,400,000 ($8,820,000 net of minority interests of $3,580,000) for the revised estimated loss on the sale of the discontinued operations during Transition 1993 and $8,400,000 ($3,900,000 net of minority interests of $2,425,000 and income tax benefit of $2,075,000) for the revised estimated loss during 1994. As of April 30, 1993 the Company had estimated it would break even on the disposition of the discontinued operations. The revised estimate in Transition 1993 principally reflects (i) approximately $4,600,000 of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even and (ii) approximately $6,700,000 of then estimated losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1,600,000 less $500,000 of other items, net. The net loss from the sale of the utility and municipal services business segment reflects (i) a reduction of $1,800,000 in the estimated sales price for the construction related operations from previous estimates, (ii) a $2,000,000 reduction in anticipated proceeds from asset sales resulting in proceeds from the buyer of such businesses successfully negotiating extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intending to immediately dispose of the major portion of the assets and (iii) other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The $8,300,000 charge in Transition 1993 relating to the sale of the refrigeration business segment principally results from (i) a $4,000,000 reduction in the then estimated sales price for the ice operations and (ii) a $4,000,000 reduction in the then estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations. The revised estimate in 1994 results from additional unanticipated losses on disposal of the businesses of $6,400,000 and operating losses from discontinued operations through their respective dates of disposal of $2,000,000 principally reflecting delays in disposing of the businesses from the estimated disposal dates at December 31, 1993. The increased loss on disposal is principally due to
(i) $3,400,000 increased loss on the sale of the ice operations reflecting the nonrecognition of the $4,295,000 note compared with the previously anticipated full recognition of all proceeds and $400,000 of environmental costs, (ii) a $1,200,000 increased loss on the sale of the cold storage operations reflecting the nonrecognition of the $3,000,000 note compared with the previously anticipated full recognition of all proceeds less $1,690,000 of unanticipated proceeds on the sale of cold storage properties and other adjustments of $110,000, (iii) $1,300,000 increased losses on the sale of the construction related operations reflecting reduced proceeds of $500,000 from continuing deferral of asset sales and an $800,000 increased provision for a legal contingency as a result of recent developments and (iv) $500,000 of other net adjustments in finalizing the losses on the sale of these and other businesses including $750,000 of environmental costs.

     After consideration of (a) a $5,363,000 write-down (net of tax benefit and minority interests of $7,540,000) in Fiscal 1993 relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress reflected in operating profit (loss) of discontinued operations set forth below and (b) the aforementioned $8,820,000 and $3,900,000 adjustments to the estimated loss on the sale of the discontinued operations in Transition 1993 and 1994, respectively, the Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have a material impact on its financial position or results of operations.

     The income (loss) from discontinued operations for Fiscal 1993, Transition 1993 and 1994 consisted of the following (in thousands):

                                                                Fiscal       Transition
                                                                 1993           1993           1994
                                                                 -----          -----          -----
   Loss on disposal of discontinued operations without
      income tax benefit but net of minority interests of
      $3,580 in Transition 1993 and net of minority
      interest of $2,425 and income tax benefit of
      $2,075 in 1994                                         $        --    $     (8,820)  $     (3,900)
   Income (loss) from discontinued operations net of
      income taxes and minority interests                          (2,430)           229            --
                                                            -------------  -------------  -------------
                                                             $     (2,430)  $     (8,591)  $     (3,900)
                                                            =============  =============  =============

     The income (loss) from discontinued operations up to the July 22, 1993 measurement date and the loss from operations during the period
July 23, 1993 to December 31, 1993 and 1994 subsequent to the measurement date, which has been previously recognized, consisted of the following (in thousands):

                                                                   Transition 1993
                                                                  ----------------
                                                                May 1,        July 23,
                                                                 1993           1993
                                                                through        through
                                                  Fiscal       July 22,     December 31,
                                                  1993           1993           1993           1994
                                                  ------         -----          -----          -----
   Revenues                                   $    204,714   $     83,462   $     43,973   $     11,432
   Operating profit (loss)                          (3,568)         2,298         (2,344)           (80)
   Income (loss) before income taxes                (4,704)         1,149         (2,640)          (405)
   Benefit from (provision for) income taxes         2,274           (920)           920            --
   Net income (loss)                                (2,430)           229         (1,720)          (405)

   The principal remaining accounts of the discontinued operations relate to liquidating obligations not transferred to the buyers of the discontinued businesses and are reflected in net current and non current liabilities of the discontinued operations aggregating $4,981,000 ($3,577,000 of which is reported as a current liability) and $3,461,000 (reported as a current liability) as of December 31, 1994 and 1995, respectively.

(22)Extraordinary Charges

   In connection with the early extinguishment of debt in Fiscal 1993, Transition 1993 and 1994, the Company recognized extraordinary charges consisting of the following (in thousands):

                                                                Fiscal       Transition
                                                                 1993           1993           1994
                                                                 -----          -----          -----
   Write-off of unamortized deferred financing costs         $      3,741   $      2,214   $        875
   Write-off of unamortized original issue discount                   --             --           2,623
   Prepayment penalties                                             6,651            --             --
   Discount from principal upon redemption                            --          (1,525)           --
                                                            -------------  -------------  -------------
                                                                   10,392            689          3,498
   Income tax benefit                                              (3,781)          (241)        (1,382)
                                                            -------------  -------------  -------------
                                                             $      6,611   $        448   $      2,116
                                                            =============  =============  =============

(23)Changes in Accounting Principles

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

(24)Pension and Other Benefit Plans

   The Company provides or provided defined benefit plans for employees of certain subsidiaries. Prior to Fiscal 1993, all of the plans were temporarily frozen pending review by management with respect to required changes necessary to comply with the nondiscrimination rules promulgated by the Tax Reform Act of 1986 and subsequent legislation. During 1991 the IRS issued final regulations regarding such non-discrimination rules and as a result of the unfavorable consequences of such regulations, management of the Company decided in calendar 1992 to freeze the plans permanently and terminate certain of the plans. In accordance therewith, the Company recognized a curtailment gain of $2,562,000 and a termination gain of $431,000 in Fiscal 1993.

   The components of the net periodic pension cost (benefit) are as follows (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----
   Current service cost                       $        281   $        195   $        177   $        151
   Interest cost on projected benefit
    obligation                                         568            465            466            503
   Return on plan assets (gain) loss                  (908)        (1,041)           138         (1,445)
   Net amortization and deferrals                      213            564           (654)           993
                                             -------------  -------------  -------------  -------------
          Net periodic pension cost           $        154   $        183   $        127   $        202
                                             =============  =============  =============  =============

   The following table sets forth the plans' funded status (in thousands):

                                                                 Aggregate of Plans Whose
                                            -------------------------------------------------------
                                                 Assets Exceeded            Accumulated Benefits
                                              Accumulated Benefits             Exceeded Assets
                                                  December 31,                  December 31,
                                               ------------------           --------------------
                                               1994          1995           1994            1995
                                               -----         -----          -----           -----
   Actuarial present value of benefit
     obligations
       Vested benefit obligation           $     2,369    $     2,386    $     4,137    $     4,711
       Non-vested benefit obligation               --             --              51             19
                                         -------------  -------------  -------------  -------------
       Accumulated and projected benefit
         obligation                              2,369          2,386          4,188          4,730
       Plan assets at fair value                (2,454)        (2,762)        (3,641)        (3,941)
                                         -------------  -------------  -------------  -------------
       Funded status                               (85)          (376)           547            789
       Unrecognized net gain from plan
         experience                                169            488              1             72
                                         -------------  -------------  -------------  -------------
         Accrued pension cost              $        84    $       112    $       548    $       861
                                         =============  =============  =============  =============

   Significant assumptions used in measuring the net periodic pension cost for the plans included the following: (i) the expected long-term rate of return on plan assets was 9% for Fiscal 1993 and 8% for Transition 1993, 1994 and 1995 and (ii) the discount rate was 8% for Fiscal 1993, 7% for Transition 1993 and 1994 and 8% for 1995. The discount rate used in determining the benefit obligations above was 8% and 7% at December 31, 1994 and 1995, respectively. The effects of the Transition 1993 reduction and the 1994 increase in the discount rate and the effect of the Transition 1993 reduction in the expected long-term rate of return on plan assets did not materially affect the net periodic pension cost. The 1995 decrease in the discount rate used in determining the benefit obligation resulted in an increase in the accumulated and projected benefit obligation of $527,000.

   Plan assets as of December 31, 1995 are invested in managed portfolios consisting of government and government agency obligations (47%), common stock (37%), corporate debt securities (9%) and other investments (7%).

   Under certain union contracts, the Company is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, the Company provided $1,290,000 in Fiscal 1993, $443,000 in Transition 1993, $756,000 in 1994 and $669,000 in 1995. Information from the administrators of the plans is not available to permit the Company to determine its proportionate share of unfunded vested benefits, if any.

   The Company maintains unfunded medical and death benefit plans for a limited number of employees who have reached certain ages and have provided certain minimum years of service and (i) have retired or (ii) retired early but have not reached normal retirement age. The medical benefits are principally contributory, while death benefits are noncontributory. Effective May 1, 1992 the Company adopted SFAS 106, and, accordingly, provided the unfunded accumulated postretirement benefit obligation as of that date (see Note 23). Prior to such date, the Company accounted for postretirement obligation payments on a pay-as-you-go basis.

   Net periodic postretirement benefit cost consisted of the following (in thousands):

                                                  Fiscal      Transition
                                                   1993        1993 (a)         1994           1995
                                                   -----         -----          -----          -----
   Service cost - benefit earned during the period$     43   $          6   $          5   $          7
   Interest cost on accumulated postretirement
     benefit obligation                                219             92             85             82
   Net amortization of unrecognized gain               --             --              (4)           (14)
                                             -------------  -------------  -------------  -------------
                                              $        262   $         98   $         86   $         75
                                             =============  =============  =============  =============

   (a) The Transition 1993 amounts are lower than Fiscal 1993 since a significant portion of such postretirement benefits relate to a non-consolidated subsidiary which was sold.

   The accumulated postretirement benefit obligation consists of the following (in thousands):

                                                                                   December 31,
                                                                          -------------------------------
                                                                                1994           1995
                                                                               -----           -----
   Retirees and dependents                                                  $      1,014   $        890
   Active employees eligible to retire                                                50             93
   Active employees not eligible to retire                                            61            117
                                                                           -------------  -------------
   Accumulated postretirement benefit obligation                                   1,125          1,100
   Unrecognized net gain                                                             154             84
                                                                           -------------  -------------
     Accrued postretirement benefit cost                                    $      1,279   $      1,184
                                                                           =============  =============

   For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 1993 and Transition 1993 decreasing one percentage point to 11% for 1994 and 10% for 1995 and continuing to decrease one percentage point annually to 6% for 1999 and remain at that level thereafter. The assumed health care cost trend rate affects the amounts reported; however, increasing such rate by one percentage point in each year would not have a significant effect on the related cost or obligation. The discount rate used in determining the net periodic postretirement benefit cost was 8% in Fiscal 1993 and Transition 1993, 7% in 1994 and 8% in 1995; the discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7% at December 31, 1994 and 1995, respectively.

   The Company maintains several 401(k) defined contribution plans covering all employees, other than employees of Mistic, prior to January 1, 1996, and those employees covered by defined benefit plans or plans under certain union contracts, who meet certain minimum requirements and elect to participate. Employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. The plans provide for Company matching contributions ranging from 25% to 75% of employee contributions up to the first 4% or 5% of an employee's contributions. The plans also provide for annual additional contributions either equal to 1/4% of 1% of employee's total compensation or an arbitrary aggregate amount to be determined by the employer. In connection with these employer contributions, the Company provided $707,000, $1,373,000, $2,200,000 and $3,024,000 in Fiscal
1993, Transition 1993, 1994 and 1995 respectively.

(25)Lease Commitments

   The Company leases buildings and improvements and machinery and equipment. Some leases provide for contingent rentals based upon sales volume.

   Rental expense under operating leases consists of the following components (in thousands):

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   -----         -----          -----          -----
   Minimum rentals                            $     14,874   $     12,305   $     20,218   $     25,898
   Contingent rentals                                1,021          1,117          1,454            987
   Lease termination charge (Note 29)               13,000            --             --             --
                                             -------------  -------------  -------------  -------------
                                                    28,895         13,422         21,612         26,885
   Less sublease income                                593            894          3,459          5,358
                                             -------------  -------------  -------------  -------------
                                              $     28,302   $     12,528   $     18,213   $     21,527
                                             =============  =============  =============  =============

   The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 31, 1995 were as follows (in thousands):

                                                Rental Payments               Sublease Income
                                               ----------------              -----------------
                                            Capitalized    Operating     Capitalized     Operating
                                              Leases        Leases         Leases         Leases
                                              ------        ------         ------         ------
     1996                                  $     4,271    $    26,076    $       284    $     5,607
     1997                                        3,629         23,888            257          5,534
     1998                                        3,260         19,313            221          3,240
     1999                                        2,882         15,921            202          1,518
     2000                                        2,747         13,208            186            120
     Thereafter                                 17,683         78,959          1,040            310
                                         -------------  -------------  -------------  -------------
     Total minimum payments                     34,472    $   177,365    $     2,190    $    16,329
                                                        =============  =============  =============
     Less interest                              15,329
                                         -------------
     Present value of minimum
       capitalized lease payments          $    19,143
                                         =============

   The present value of minimum capitalized lease payments is included, as applicable, with long-term debt or the current portion of long-term debt in the accompanying consolidated balance sheets (see Note 15).

   In August 1994 the Company completed the sale and leaseback of the land and buildings of fourteen company-owned restaurants. The net cash sale price of such properties was $6,703,000. The Company has entered into individual twenty-year land and building leases for such properties and has capitalized the building portion of such leases while the land portion is being accounted for as operating leases, reflected in the table above. Such sale resulted in a gain of $605,000 which is being amortized to income over the twenty-year lives of the leases.

(26)Legal Matters

   Triarc and certain of its present and former directors were defendants in certain litigation brought in the United States District Court for the Northern District of Ohio (the "Ohio Court"). In April 1993 the Ohio Court entered a final order approving a modification (the "Modification") which modified the terms of a previously approved stipulation of settlement in such litigation. The Modification resulted in the dismissal, with prejudice, of all actions before the Ohio Court. The Company recorded charges to operations for related legal fees of $6,225,000, $674,000, $500,000 and $24,000 (excluding $850,000 of fees reimbursed by Posner) in Fiscal 1993, Transition 1993, 1994 and 1995, respectively, included in "Other income (expense), net" in the consolidated statements of operations.

   In June 1994 NVF Company ("NVF"), which was affiliated with the Company until the Change in Control, commenced a lawsuit in Federal court against Chesapeake Insurance and another defendant alleging claims for (a) breach of contract, (b) bad faith and (c) tortious breach of the implied covenant of good faith and fair dealing in connection with insurance policies issued by Chesapeake Insurance covering property of NVF (the "Chesapeake Litigation"). NVF sought compensatory damages in an aggregate amount of approximately $2,000,000 and punitive damages in the amount of $3,000,000. Pursuant to an agreement effective June 30, 1995, the Chesapeake Litigation was settled resulting in a July 1995 payment of $200,000 by Chesapeake Insurance to NVF as full and final settlement of all claims.

   In August 1993 NVF became a debtor in a case filed by certain of its creditors under Chapter 11 of the Federal Bankruptcy Code (the "NVF Proceeding"). In November 1993 the Company received correspondence from NVF's bankruptcy counsel claiming that the Company and certain of its subsidiaries owed to NVF an aggregate of approximately $2,300,000 with respect to (i) certain claims relating to the insurance of certain of NVF's properties by Chesapeake Insurance, (ii) certain insurance premiums owed by the Company to Insurance and Risk Management, Inc., a subsidiary of NVF and a former affiliate of the Company ("IRM"), and
(iii) certain liabilities of IRM, 25% of which NVF has alleged the Company to be liable for. In addition, in both June and October 1994 the official committee of NVF's unsecured creditors filed amended complaints (the "NVF Litigation") against the Company and certain former affiliates alleging various causes of action against the Company and seeking, among other things, an undetermined amount of damages from the Company. During Transition 1993 the Company provided approximately $2,300,000 in "General and administrative expenses" with respect to claims related to the NVF Proceeding. In January 1995 Triarc received an indemnification pursuant to the Posner Settlement (see Notes 18 and 19) (the "Indemnification") relating to, among other things, the NVF Litigation and, as such, the Company reversed the remaining accrual of $767,000 relating to the NVF Proceeding at that time. In October 1995 the parties to the NVF Litigation entered into a settlement agreement pursuant to which all claims against the Company were dismissed. The settlement was approved by the bankruptcy court in November 1995 and in December 1995, the district court dismissed the NVF Litigation with prejudice. Accordingly, the NVF Proceeding will have no impact on the Company's consolidated results of operations or financial position.

   In July 1993 APL Corporation ("APL"), which was affiliated with the Company until the Change in Control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates in breach of their fiduciary duties to APL and resulting in corporate waste, fraudulent transfers allegedly made by APL to the Company and preferential transfers allegedly made by APL to a defendant other than the Company. The Chapter 11 trustee of APL was subsequently added as a plaintiff.
The complaint asserts claims against the Company for (a) aiding and abetting breach of fiduciary duty, (b) equitable subordination of certain claims which the Company has asserted against APL, (c) declaratory relief as to whether APL has any liability to the Company and (d) recovery of fraudulent transfers allegedly made by APL to the Company prior to commencement of the APL Proceeding. The complaint seeks an undetermined amount of damages from the Company, as well as the other relief identified in the preceding sentence. In April 1994 the Company responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In June 1995 the bankruptcy court confirmed the plaintiffs' plan of reorganization (the "APL Plan") in the APL Proceeding. The APL Plan provides, among other things, that the Posner Entities will own all of the common stock of APL and are authorized to object to claims made in the APL Proceeding. The APL Plan also provides for the dismissal of the APL Litigation. Previously, in January 1995 Triarc received the Indemnification relating to, among other things, the APL Litigation.
The Posner Entities have filed motions asserting that the APL Plan does not require the dismissal of the APL Litigation. In November 1995 the bankruptcy court denied the motions, and in March 1996 the court denied the Posner Entities' motion for reconsideration. The Posner Entities have filed a motion to extend the time to file a notice of appeal and have indicated that they intend to appeal. The outcome of the APL Litigation can only have a favorable effect on the consolidated results of operations or financial position of the Company.

   On December 6, 1995 the three former court-appointed members of the Special Committee of Triarc's Board of Directors commenced an action in the Ohio Court seeking, among other things, additional fees of $3,000,000. On February 6, 1996 the court dismissed the action without prejudice. The plaintiffs have appealed such dismissal. The Company does not believe that the outcome of this action will have a material adverse effect on the consolidated financial position or results of operations of the Company.

   In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. Subsequently, DHEC requested Graniteville to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond. Graniteville submitted its proposal in April 1995. In February 1996 Graniteville responded to the DHEC's request for additional information on such proposal. Graniteville is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's apparent conclusion in March 1994 and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

   Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville as well as sources other than Graniteville. In March 1990 a "Site Screening Investigation" was conducted by DHEC. Graniteville conducted an initial investigation in June 1992 which included the installation and testing of two groundwater monitoring wells. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994.
In response to the ESI, DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 Graniteville submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that Graniteville enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve Graniteville's April 1995 conceptual investigation approach. Since an investigation has not yet commenced, Graniteville is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. The Company believes that adequate provisions have been made in the current and prior years for this matter. Accordingly, based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated results of operations or financial position.

   As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations (see Note 21). Remediation has been completed on two of these sites and is ongoing at seven others. Remediation will commence on the remaining four ice plants in 1996.
Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations (see Note 21). Remediation has been completed at one site and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1996 and 1997. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, four were remediated in 1994 at an aggregate cost of $484,000 and two were remediated in 1995 at an aggregate cost of $160,000. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware that plants on two of the fifteen sites may require demolition in the future. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all of such remediation and/or removal and demolition will approximate $5,350,000, of which $1,500,000, $2,700,000 (including a 1994 reclassification of $500,000) and $1,150,000 were provided prior to Fiscal 1993, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of $3,836,000 through December 31, 1995 and has a remaining accrual of $1,514,000 included in "Net current liabilities of discontinued operations" within "Accrued expenses" (see Note 14). Based on currently available information and the current reserve levels, the Company does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated results of operations or financial position.

   In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem National Propane engaged environmental consultants who began work in August 1994. In December 1994 the environmental consultants provided a report to National Propane which indicated the estimated range of potential remediation costs to be between approximately $415,000 and $925,000 depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted groundwater and the remediation method actually required to be implemented. Since no amount within this range was determined to be a better estimate, National Propane provided a charge in 1994 of $415,000, the minimum gross amount (with no expected recovery) within the range, included in "General and administrative" in the accompanying 1994 consolidated statement of operations. In February 1996 National Propane's environmental consultants provided a second report which presented revised estimated costs, based on additional information obtained since the prior report and the two most likely remediation methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1,600,000 to $3,300,000. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $432,000 to $750,000. Based on discussion with National Propane's environmental consultants both methods are acceptable remediation plans. National Propane, however, will have to agree on a final plan with the state of Wisconsin. Accordingly, it is unknown which remediation method will be used. Since no amount within the ranges can be determined to be a better estimate, National Propane accrued an additional $41,000 in 1995 in order to provide for the minimum costs estimated for the second remediation method and legal fees and other professional costs. The provisions through December 31, 1995 aggregate $456,000 and payments through December 31, 1995 amounted to $24,000 resulting in a remaining accrual of $432,000 at that date. National Propane, if found liable for any of such costs, would attempt to recover such costs from the Successor. Based on currently available information and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and the estimates of the costs thereof are only preliminary and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's consolidated results of operations or financial position.

   In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994 tests confirmed hydrocarbons in the groundwater at one of the sites; remediation has commenced at the other site. Remediation costs estimated by Royal Crown's environmental consultants aggregate $560,000 to $640,000 with approximately $125,000 to $145,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites. In connection therewith, Royal Crown provided $440,000 in Fiscal 1993 as part of a $2,200,000 provision for closing these and one other abandoned bottling facilities as well as certain company-owned restaurants (see Note 32). Royal Crown has incurred actual costs of $293,000 through December 31, 1995 relating to these environmental matters and has a remaining accrual of $200,000 at that date. After considering such accrual and potential reimbursement by the Texas Fund, the Company does not believe that the ultimate outcome of these environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

   The Company is also engaged in ordinary routine litigation incidental to its business. The Company does not believe that the litigation and matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated results of operations or financial position.

(27)SEPSCO Merger and Litigation Settlement

   In December 1990 a purported shareholder derivative suit (the "SEPSCO Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "SEPSCO Settlement") with the plaintiff (the "Plaintiff") in the SEPSCO Litigation. In conjunction therewith, on April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with a transaction in which each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than the Company, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,824 shares. Following the SEPSCO Merger, the Company owns 100% of SEPSCO's common stock. The Company paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the SEPSCO Settlement Agreement. An aggregate $1,700,000, including such costs together with estimated Company legal costs of $400,000, was provided for in Fiscal 1993 and included in "Other income (expense), net". Triarc estimated that an aggregate $3,750,000 (the "SEPSCO Stock Settlement Cost") of the value of its Class A Common Stock issued in the SEPSCO Merger together with the $1,250,000 of Plaintiff's counsel fees paid in cash and previously accrued in Fiscal 1993 represented settlement costs of the SEPSCO Litigation. The $3,750,000 of SEPSCO Stock Settlement Cost, together with $2,300,000 of additional expenses of the SEPSCO Settlement and the issuance of Triarc's Class A Common Stock, were provided in Transition 1993 since it was during such period that the Company determined that the litigation settlement was more likely than not to be approved by the District Court. Such provision in Transition 1993 was allocated $5,050,000 to "Other income (expense), net" for the SEPSCO Settlement and $1,000,000 to "Additional paid-in capital" for costs associated with the Class A Common Stock issued.

   The fair value as of April 14, 1994 of the 2,691,824 shares of Class A Common Stock issued in the SEPSCO Merger, net of the portion of such consideration representing the SEPSCO Stock Settlement Cost, aggregated $52,105,000 (the "Merger Consideration"). The SEPSCO Merger was accounted for in accordance with the purchase method of accounting and the Company's minority interest in SEPSCO of $28,217,000 was eliminated. In accordance therewith, the excess of the Merger Consideration over the Company's minority interest in SEPSCO of $23,888,000 was assigned to "Properties" ($8,684,000), investment in the natural gas and oil business sold in August 1994 (see Note 20) ($2,455,000), "Net noncurrent liabilities of discontinued operations" ($2,425,000 - see Note 21) and "Deferred income taxes" ($2,485,000) with the excess of $17,659,000 recorded as Goodwill.

(28)Acquisitions

   On August 9, 1995 Mistic, Inc. ("Mistic"), a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under various trademarks and tradenames including "Mistic" and "Royal Mistic". The purchase price for the Mistic Acquisition, aggregating $98,324,000 consisted of (i) $93,000,000 in cash, (ii) $1,000,000 to be paid in eight equal quarterly installments which commenced in November 1995,
(iii) non-compete agreement payments aggregating $3,000,000 payable through December 1998 with payments commencing upon the later of August 1996 or a final settlement or judgement in certain distributor litigation and (iv) $1,324,000 of related expenses. The Mistic Acquisition was financed through (i) $71,500,000 of borrowings under the Mistic Bank Facility (see Note 15) and (ii) $25,000,000 of borrowings under the Graniteville Credit Facility.

   The Company granted the syndicating lending bank in connection with the Mistic Bank Facility agreement and two senior officers of Mistic stock appreciation rights (the "Mistic Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic' outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vest over time and two-thirds vest depending on the performance of Mistic. The Mistic Rights provide for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which is equal to the Company's per share capital contribution to Mistic in connection with the Mistic Acquisition. The Company recognizes periodically the estimated increase in the value of the Mistic Rights; such amounts, which are being charged to "Interest expense" and "General and administrative" for the Mistic Rights granted to the syndicating lending bank and the two senior officers, respectively, were not significant in 1995.

   The Mistic Acquisition has been accounted for in accordance with the purchase method of accounting. In accordance therewith, the purchase price of the Mistic Acquisition was assigned to current assets
($33,835,000), current liabilities of ($24,506,000), trademarks
($55,600,000), properties and other non-current assets ($3,962,000) with the excess recorded as costs in excess of net assets of acquired companies ("Goodwill" - $29,433,000).

   The results of operations of the Acquired Business have been included in the accompanying consolidated statements of operations from the date of acquisition. The following unaudited supplemental pro forma information of the Company for 1994 and 1995 give effect to the Mistic Acquisition and related financing as if they had been consummated on January 1, 1994. The unaudited supplemental pro forma condensed information is presented for comparative purposes only and does not purport to be indicative of the actual results of operations had the Mistic Acquisition actually been consummated on January 1, 1994 or of the future results of operations of the combined company and are as follows (in thousands except per share data):

                                                                                1994           1995
                                                                               -----           -----
   Revenues                                                                 $  1,191,307   $  1,267,755
   Operating profit                                                               76,029         30,816
   Loss from continuing operations                                                (3,641)       (42,613)
   Loss from continuing operations
     applicable to common stockholders                                            (9,474)       (42,613)
   Loss from continuing operations per share                                        (.41)         (1.43)

   During 1994 and 1995 the Company consummated several additional business acquisitions principally restaurant operations and propane businesses for cash of $18,790,000 and $18,947,000, respectively, and the issuance of debt in 1994 of $3,763,000 (acquisitions in Transition 1993 were not significant). All such acquisitions have been accounted for in accordance with the purchase method of accounting and in accordance therewith the purchase price was assigned as follows (in thousands):

                                                                                    December 31,
                                                                            ---------------------------
                                                                                1994           1995
                                                                               -----           -----

   Properties                                                               $     14,803   $     11,264
   Long-term debt including current portion                                       (2,726)        (3,180)
   Intangible assets                                                               1,711          4,873
   Goodwill                                                                        8,414          5,005
   All other assets, net                                                             351            985
                                                                           -------------  -------------
                                                                            $     22,553   $     18,947
                                                                           =============  =============

(29) Transactions with Related Parties

   Triarc provided certain management services including, among others, legal, accounting, income taxes, insurance and financial services to certain former affiliates through October 1993 when such services to former affiliates were discontinued. In Fiscal 1993 and Transition 1993, respectively, $6,640,000 and $156,000, including interest on past due balances but excluding charges relating to leased space, were charged to former affiliates. Until January 31, 1994 Triarc also leased space both for its former corporate headquarters and on behalf of its subsidiaries and former affiliates from one of the Posner Entities. In Fiscal 1993 and Transition 1993, respectively, $6,616,000 and $2,896,000 were charged to the Company for the cost of such leased space and $826,000 and $24,000 of such costs were charged by the Company to former affiliates. Certain amounts due from former affiliates under such cost sharing arrangements were reserved in Fiscal 1993 and Transition 1993 and reallocated among Triarc's subsidiaries and the other participants in such cost sharing arrangements. In connection with the Change in Control, all outstanding rent obligations for such leased space aggregating approximately $20,638,000 were settled on April 23, 1993 for $11,738,000 resulting in a rent reduction credit of approximately $8,900,000 included in "Other income (expense), net" in the accompanying consolidated statement of operations for Fiscal 1993. In July 1993 Triarc gave notice to terminate the lease effective January 31, 1994 and recorded a charge of approximately $13,000,000 included in "Facilities relocation and corporate restructuring" in Fiscal 1993 to provide for the remaining payments on the lease subsequent to its cancellation. Pursuant to the Posner Settlement, all payments due to the Posner Entities in connection with the termination of such lease were settled resulting in a reduction of "Facilities relocation and corporate restructuring" of $310,000. Such gain represented the excess of the net accrued liability for the lease termination of $12,326,000 ($13,000,000 less a security deposit of $674,000) (see Note 31) over the fair value of the 1,011,900 shares of Class B Common Stock issued (see Note 19) of $12,016,000. In addition, the Company reversed to "Interest expense" a previous accrual for interest of $638,000 on the lease termination obligation.

   During Transition 1993 the Company sold certain non-business assets having a net book value of approximately $400,000 to an entity owned by Posner for cash sales prices aggregating approximately $310,000.

   IRM acted as agent or broker through April 1993 in connection with certain insurance coverage obtained by the Company and provided claims processing services for the Company. Commissions and payments for such services to IRM amounted to $1,591,000 in Fiscal 1993.

   Prior to Transition 1993, NPC Leasing Corp, a wholly-owned subsidiary of National Propane, leased vehicles and other equipment to former affiliates under long-term lease obligations which were accounted for as direct financing leases. The related lease billings during Fiscal 1993 were approximately $144,000.

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

   The Company uses aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by Messrs. Peltz and May. Prior to October 1, 1993 the Company paid TASCO for such use at a rate equal to TASCO's direct out-of-pocket expenses, with the cost of fuel, oil and lubricants doubled. The Company incurred usage fees under this arrangement of $754,000 and $681,000 during Fiscal 1993 and the first five months of Transition 1993, respectively. On October 1, 1993 the Company began leasing the aircraft from TASCO for an annual rent of $2,200,000 plus indexed cost of living adjustments. Effective October 1, 1994 the original rent was reduced $400,000 reflecting the termination of the lease for one of the aircraft which was sold. In connection with the sale of the aircraft the Company paid $130,000 of related costs on behalf of TASCO. In connection with such lease the Company had rent expense of $550,000, $2,100,000 and $1,910,000 for the last three months of Transition 1993, and for 1994 and 1995, respectively. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

   The Company subleased through January 31, 1996 from an affiliate of Messrs. Peltz and May approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. Subsequent thereto the Company is subleasing the same office facility from an unrelated third party. In addition, commencing May 1993 until October 1993 the Company also sublet from another affiliate of Messrs. Peltz and May approximately 32,000 square feet of office space in West Palm Beach, Florida owned by an unaffiliated landlord. Subsequent to October 1993, the Company assumed the lease for approximately 17,000 square feet of the office space in West Palm Beach which expires in February 2000. The sublease for the other approximate 15,000 square feet in West Palm Beach expired in September 1994. The aggregate amounts paid by the Company during Transition 1993, 1994 and 1995 with respect to affiliates of Messrs. Peltz and May for such subleases, including operating expenses, but net of amounts received by the Company for sublease of a portion of such space (see below - $238,000, $358,000 and $357,000, respectively) were $1,510,000, $1,620,000 and $1,350,000, respectively, which are less than the aggregate amounts such affiliates paid to the unaffiliated landlords but represent amounts the Company believes it would pay to an unaffiliated third party for similar improved office space. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the 17,000 square feet of office space in West Palm Beach and the New York office space. In June 1994 the Company decided to centralize its corporate offices in New York City. In connection therewith, the Company subleased the remaining 17,000 square feet in West Palm Beach to an unaffiliated third party in August 1994 (see Note 31).

   Commencing June 1, 1993 and through January 1994 an affiliate of Messrs. Peltz and May leased an apartment in New York City. Such apartment was used by executives of the Company and, in connection therewith, the Company reimbursed such affiliate for $193,000 and $28,000 of rent for the apartment for the last seven months of Transition 1993 and for January 1994, respectively.
   On December 20, 1994 the Company sold either the stock or operating assets of the companies comprising the cold storage operations of SEPSCO's refrigeration business segment to National Cold Storage, Inc. ("NCS"), a company formed by two then officers of SEPSCO, for cash of $6,500,000, a $3,000,000 note and the assumption by the buyer of certain liabilities of $2,750,000. Such sale, excluding any consideration of the $3,000,000 note from NCS since its collection is not reasonably assured, resulted in approximately $3,600,000 of the $9,300,000 of losses on disposition of the refrigeration business segment set forth in
Note 21.


   In connection with certain cost sharing agreements, advances, insurance premiums, equipment leases and accrued interest, the Company had receivables due from APL, a former affiliate, aggregating $38,120,000 as of April 30, 1992, against which a valuation allowance of $34,713,000 was recorded. During Fiscal 1993 the Company provided an additional $9,863,000, of which $3,570,000 was provided during the fourth quarter, for the unreserved portion of the receivable at April 30, 1992 and additional net billings in 1993. APL had experienced recurring losses and other financial difficulties in recent years and in June 1993 APL became a debtor in a proceeding under Chapter 11 of the Federal bankruptcy code. Accordingly, the Company wrote off the full balance of the APL receivables and related allowance, both of $44,576,000, during Fiscal 1993. (See Note 26 for discussion of APL's claims against the Company.)

   The Company also had secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate, aggregating $6,664,000 as of April 30, 1992 against which a $3,664,000 valuation allowance was recorded. During the fourth quarter of Fiscal 1993, the Company provided an additional $3,000,000 for the unreserved portion of the receivables. PEC had also filed for protection under the bankruptcy code and, moreover, the Company had significant doubts as to the net realizability of the underlying collateral. During the fourth quarter of 1995, the Company received $3,049,000 with respect to amounts owed from PEC representing the Company's allocated portion of the bankruptcy settlement (the "PEC Settlement").

   During 1995 the Company paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev, Inc. ("MetBev") in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. Should such warrant be exercised the voting rights of the preferred stock decrease proportionately with the voting rights of the common stock received upon exercise of the warrant. Additionally, pursuant to a revolving credit agreement between Triarc and MetBev, Triarc has loaned $2,000,000 to MetBev as of December 31, 1995. Effective February 1, 1996 such revolving credit agreement was increased to provide for cash borrowings of up to $3,625,000. Such advances under such credit agreement are secured by the receivables and inventories of MetBev. Further, the Company has guaranteed $1,200,000 of MetBev third party accounts payable and has a receivable from MetBev for sales, at cost, of finished product to MetBev of $551,000. MetBev has incurred significant losses from its inception and anticipates continuing losses in 1996 and has a stockholders' deficit as of December 31, 1995 of $2,524,000. Accordingly, the Company wrote off its investment in MetBev of $1,000,000 (included in "Other income (expense), net" - see Note 20) and provided an aggregate reserve of $2,551,000 (included in "General and administrative") relating to its receivable from and loans to MetBev and the $1,200,000 trade payable guarantee.

   See also Notes 4, 18, 30 and 32 with respect to certain other transactions with related parties.

(30)Insurance Operations

   Chesapeake Insurance (i) prior to October 1, 1993 provided certain property insurance coverage for the Company and reinsured a portion of workers' compensation, general liability, automobile liability and group life insurance coverage which the Company and certain former affiliates maintained principally with AIG Risk Management, Inc. ("AIG"), an unaffiliated insurance company, and (ii) prior to the Change in Control reinsured insurance risks of unaffiliated third parties through various group participations. Premiums charged to former affiliates, net of amounts not collected, were approximately $2,761,000 and $864,000 in Fiscal 1993 and Transition 1993, respectively. Chesapeake Insurance no longer insures or reinsures any risks for periods commencing on or after October 1, 1993.

   Effective December 31, 1993 Chesapeake Insurance consummated an agreement with National Union, an affiliate of AIG concerning the commutation of all of the portion of the insurance previously underwritten by AIG for the years 1977 to 1993, on behalf of the Company and former affiliated companies which had been reinsured by Chesapeake Insurance and which represented $63,500,000 of the Company's insurance loss reserves. In connection with such commutation, the Company paid an aggregate consideration of $63,500,000, consisting of $29,321,000 of restricted cash and short-term investments of insurance operations and the National Union Note in the original principal amount of $34,179,000.

(31)Facilities Relocation and Corporate Restructuring

   The accompanying consolidated statements of operations for Fiscal 1993, 1994 and 1995 include the following charges for facilities relocation and corporate restructuring (in thousands):

                                                                Fiscal
                                                                1993(a)        1994(b)        1995(c)
                                                                -------        -------       -------
   Estimated costs (reductions) to relocate the Company's
     headquarters and terminate leases on existing
     corporate facilities                                    $     14,900   $      3,300   $       (310)
   Estimated restructuring charges associated with personnel
     recruiting and relocation costs, employee severance
     costs and consultant fees                                     20,300          5,500            510
   Costs related to consulting agreements between the
     Company and its former Vice Chairmen                           6,000            --           2,500
   Other restructuring costs                                        1,800            --             --
                                                            -------------  -------------  -------------
                                                             $     43,000   $      8,800   $      2,700
                                                            =============  =============  =============

   (a) The charges in Fiscal 1993, exclusive of other restructuring costs of $1,800,000, related to the Change in Control of the Company described in Note 4. As part of the Change in Control, the Board of Directors of the Company was reconstituted. The first meeting of the reconstituted Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of the Company's operations and management structure, the Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage the Company in the future on a decentralized, rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc and the hiring of new chief executive officers and new senior management teams for each of Arby's, Royal Crown and National Propane to carry out the decentralization strategy; (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (iv) the relocation of the corporate headquarters of Triarc and of all of its subsidiaries whose headquarters were located in South Florida, including Arby's, Royal Crown and SEPSCO, as well as the relocation of the headquarters of National Propane. In connection with (ii) above, in April 1993 the Company entered into employment agreements with the new president and chief executive officers of Royal Crown, Arby's and National Propane. Accordingly, the Company's cost to relocate its corporate headquarters and terminate the lease on its existing corporate facilities of $14,900,000, and estimated corporate restructuring charges of $20,300,000 including costs associated with hiring and relocating new senior management and other personnel recruiting and relocation costs, employee severance costs and consulting fees, all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the Company's reconstituted Board of Directors. Also in connection with the Change in Control, Victor Posner and Steven Posner, the then Chairman and Chief Executive Officer and Vice Chairman, respectively, resigned as officers and directors of the Company. In order to induce Steven Posner to resign, the Company entered into a five-year consulting agreement with him extending through April 1998. The cost related to the Consulting Agreement was recorded as a charge in Fiscal 1993 because the Consulting Agreement does not require any substantial services and the Company has not received nor did it expect to receive any services that will have substantial value.

   (b) The 1994 facilities relocation and corporate restructuring charges principally related to the 1994 closing of the Company's former corporate office in West Palm Beach, Florida, including the estimated loss ($3,300,000) on the sublease of such office space in 1994 and the write-off of unamortized leasehold improvements, severance costs related to corporate employees terminated during 1994 and the relocation during 1994 of certain employees formerly located in that facility either to another South Florida location or the New York City corporate office.

   (c) The 1995 facilities relocation and corporate restructuring charge relates to (i) a $310,000 reduction of the estimated costs provided in Fiscal 1993 to terminate the lease on the Company's then existing corporate facilities resulting from the Posner Settlement (see Note 29) and (ii) severance costs associated with the resignation effective January 1, 1996 of the Vice Chairman of Triarc, who had served from April 23, 1993 to December 31, 1995 (see Note 19), and the 1995 termination of other corporate employees in conjunction with a reduction in corporate staffing.

(32)Significant Fiscal 1993, Transition 1993 and 1995 Charges

   The accompanying Fiscal 1993 consolidated statement of operations includes the following significant charges recorded in the fourth quarter (in thousands):

   Facilities relocation and corporate restructuring charges (Note 31)      $   43,000
   Write-off of uncollectible notes and other amounts of $6,570 due from APL
    and PEC (Note 29), less a recovery of $1,430                                 5,140  (a)
   Payment to a special committee of the Company's Board of Directors (i)        4,900  (b)
   Provision for closing certain non-strategic company-owned restaurants and
    abandoned bottling facilities (ii)                                           2,200  (b)
   Estimated costs to comply with revised package labeling regulations (iii)     1,500  (c)
   Reversal of unpaid incentive plan accruals provided in prior years (iv)      (7,297) (b)
   Other                                                                    2,246   (b)
                                                                           -----------
               Total net charges affecting operating profit                     51,689
   Interest accruals relating to income tax matters (Note 17)                    6,109  (d)
   Costs of certain shareholder and other litigation (v)                         5,947  (e)
   Settlement of accrued rent balance in connection with the Change in Control
    (Note 29)                                                               (8,900) (e)
   Commitment fees and other compensation costs relating to a proposed financing
    which was not consummated (vi)                                               3,200  (e)
   Reduction to estimated net realizable value of certain assets held for sale other
    than discontinued operations                                                 2,147  (e)
   Income tax benefit relating to the above net charges                        (15,435)
   Provision for income tax contingencies and other tax matters (Note 17)        7,897
   Minority interest effect of above net charges                                (3,956)
   Write-down relating to the impairment of certain unprofitable operations and accruals for environmental remediation and losses on certain contracts in progress of discontinued operations, net of income tax benefit and minority
    interests (Note 21)                                                          5,363
   Extraordinary charge, net (Note 22)                                           6,611
   Cumulative effect of changes in accounting principles, net, retroactively
    reflected in the first quarter (Note 23)                                     6,388
                                                                           -----------
                                                                            $   67,060
                                                                           ===========

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

    (iv)The Company maintained a management incentive plan (the "Incentive Plan") which provided discretionary awards requiring approval of the Board of Directors. Additionally, awards to Victor and Steven Posner required approval by the Special Committee. The Company made provisions for such awards in years prior to Fiscal 1993 although no payments were made under the Incentive Plan first in 1990 because of cash flow constraints and subsequent thereto because of the Special Committee's refusal to approve any awards to Victor and Steven Posner. Nevertheless, the Company continued to make provisions because if certain shareholder litigation involving the Company had been resolved favorably to Victor Posner or if the term of the Special Committee had expired during the period of Victor Posner's control of the Company, it was likely that all or some of the incentive compensation would be paid. In April 1993, in connection with the Change in Control of the Company, the current management of the Company terminated the Incentive Plan. Accordingly, the remaining accrual of $7,297,000 was reversed. The Company believes that it would not have any liability if any claims were made pursuant to the terminated Incentive Plan.

    (v) Includes (a) legal fees and settlement costs aggregating approximately $4,572,000 in connection with the Modification and SEPSCO Litigation described in Notes 26 and 27, respectively, settled or subsequently settled in connection with the Change in Control, (b) settlement costs of approximately $750,000 for litigation involving a former subsidiary settled in August 1993 and
    (c) settlement costs of approximately $625,000 for litigation involving a former employee settled in May 1993.

    (vi)The Company incurred $3,200,000 of commitment fees and other compensation costs relating to a proposed alternative financing (with a syndicate of banks) to senior secured step-up rate notes (the "Step-up Notes") issued in April 1993. Such alternative financing was abandoned due to more favorable payment terms and covenants associated with the Step-up Notes.

   The accompanying Transition 1993 consolidated statement of operations includes the following significant charges (in thousands):

   Increased reserves for Company and third party insurance and reinsurance
    losses (i)                                                              $   10,006(a)
   Provision for legal matters (ii)                                              2,300(a)
                                                                            ----------
              Total charges affecting operating profit                          12,306
   Charges related to the SEPSCO Settlement (Note 27)                            5,050(b)
   Reduction to net realizable value of certain assets held for sale other than
    discontinued operations                                                      3,292(b)
   Income tax benefit and minority interest effect relating to the above charges(2,231)
   Increased reserve for income tax contingencies (iii)                          7,200
   Increased estimated loss on disposal of discontinued operations (Note 21)     8,820
                                                                            ----------
                                                                            $   34,437
                                                                            ==========

    (a) Included in "General and administrative".
    (b) Included in "Other income (expense), net".

    (i) The Company increased the reserves at Chesapeake Insurance relating to insurance coverage of the Company and former affiliates, as well as reinsurance coverage, which the Company and certain affiliates maintained with unaffiliated insurance companies.

    (ii) The Company increased its reserves for legal matters by $2,300,000, principally for a claim asserted in Transition 1993 by NVF (see Note 26).

    (iii) The Company increased its reserves for income tax contingencies by $7,200,000 including provisions relating to certain issues being addressed as part of the examinations of the Company's income tax returns by the IRS for the tax years from 1989 through 1992 which commenced during Transition 1993 (see Note 17).

   The accompanying 1995 consolidated statement of operations includes the following significant charges (in thousands):

   Reduction in carrying value of long-lived assets impaired or to be
    disposed of (Note 1)                                                    $   14,647
   Facilities relocation and corporate restructuring charges (Note 31)           2,700
   Accelerated vesting of restricted stock (Note 19)                             3,331  (a)
   Sequa litigation settlement (i)                                               2,689  (a)
   Provision for MetBev related losses (Note 29)                                 2,551
   Reduction in insurance commutation costs (Note 30)                           (3,000)  (a)
   PEC Settlement (Note 29)                                                     (3,049)  (a)
   Posner Settlement (Note 20)                                                    (538)
                                                                           -----------
     Total net charges affecting operating profit                               19,331
   Interest accruals related to income tax contingencies (Note 17)               2,900   (b)
   Equity in losses and write-down of investments in affiliates (Note 20)        7,794   (c)
   Gain on sale of excess timberland (Note 20)                                 (11,945)  (c)
   Insurance settlement for fire-damaged equipment                              (1,875)  (c)
   Posner Settlement (Note 20)                                                  (2,312)  (c)
   Columbia Gas Settlement (Note 20)                                            (1,856)  (c)
   Income tax benefit relating to the above net charges                         (2,938)
   Provision for income tax contingencies and other matters (Note 17)            6,100
                                                                          ------------
                                                                            $    15,199
                                                                          ============

    (a) Included in "General and administrative".
    (b) Included in "Interest expense".
    (c) Included in "Other income (expense), net".

    (i) During 1995 the Company settled a patent infringement lawsuit with Sequa Chemicals, Inc. (the "Sequa Settlement") resulting in aggregate charges in 1995 of $2,689,000 relating to the settlement and related legal expenses. The Company had previously provided approximately $800,000 in the aggregate during Transition 1993 and 1994 with respect to this matter.

(33)Business Segments

   The Company operates in four major segments: textiles, restaurants, beverages and propane (see Note 2 for a description of each segment). The beverages segment includes the operations acquired in the Mistic Acquisition commencing August 9, 1995 (see Note 28). The other segment includes, as applicable, non-core businesses including (i) insurance and reinsurance which ceased writing insurance or reinsurance on October 1, 1993 and (ii) certain businesses now sold through the date of sale including (a) natural gas and oil operations sold in August 1994 and February 1995, (b) the operation of certain grapefruit groves sold in December 1994, (c) lamp manufacturing and distribution operations sold in February 1994, (d) specialty decorations of glass and ceramic items operations sold in January 1994 and (e) overhead industrial cranes design, manufacturing and servicing operations sold in January 1994.

   Information concerning the various segments in which the Company operates is shown in the table below. Operating profit is total revenue less operating expenses. In computing operating profit, interest expense, general corporate expenses and non-operating income and expenses, including interest income, have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents (including restricted cash), marketable securities and other non-current investments and deferred financing costs.

   No customer accounted for more than 10% of consolidated revenues in Fiscal 1993, Transition 1993, 1994 or 1995.

                                                  Fiscal      Transition
                                                   1993          1993           1994           1995
                                                   ----          ----           ----           ----
                                                                   (In thousands)
   Revenues:
     Textiles                                 $    499,060   $    365,276   $    536,918   $    547,897
     Restaurants                                   198,915        147,460        223,155        272,739
     Beverages                                     148,262         98,337        150,750        214,587
     Propane                                       148,790         89,167        151,698        148,998
     Other                                          63,247          3,301            --             --
                                             -------------  ------------- --------------  -------------
       Consolidated revenues                  $  1,058,274   $    703,541   $  1,062,521   $  1,184,221
                                             =============  =============  =============  =============
   Operating profit:
     Textiles                                 $     47,203   $     27,595   $     33,955   $     23,544
     Restaurants                                     7,852         12,880         15,542         (6,437)
     Beverages                                      23,461          6,083         14,607          4,662
     Propane                                         3,008          2,014         20,378         14,516
     Other                                         (15,942)        (7,098)           --             --
                                             -------------  ------------- --------------  -------------
         Segment operating profit                   65,582         41,474         84,482         36,285
     Interest expense                              (72,830)       (44,847)       (72,980)       (84,227)
     Non-operating income (expense), net             2,430         (7,768)         3,566         12,214
     General corporate expenses                    (31,123)       (11,505)       (15,549)        (2,296)
                                             -------------  ------------- --------------  -------------
       Consolidated loss from
          continuing operations before
          income taxes                        $    (35,941)  $    (22,646)  $       (481)  $    (38,024)
                                             =============  =============  =============  =============
   Identifiable assets:
     Textiles                                 $    276,062   $    294,136   $    327,793   $    328,726
     Restaurants                                    99,455        104,605        137,943        180,734
     Beverages                                     184,364        186,353        190,568        306,349
     Propane                                       124,613        115,849        133,321        139,025
     Other                                          62,715         26,075         13,452         12,287
                                             -------------  ------------- --------------  -------------
       Total identifiable assets                   747,209        727,018        803,077        967,121
     General corporate assets                       96,544        154,164        119,090        118,845
     Discontinued operations, net                   66,909         16,064            --             --
                                             -------------  ------------- --------------  -------------
       Consolidated assets                    $    910,662   $    897,246   $    922,167   $  1,085,966
                                             =============  =============  =============  =============
   Capital expenditures:
     Textiles                                 $     10,075   $     13,667   $     22,965   $     13,097
     Restaurants                                     6,231          7,106         34,875         47,444
     Beverages                                         870            554          1,309          1,656
     Propane                                         8,290          8,966          6,599          8,966
     Corporate                                          42          3,046             83             57
     Other                                           1,699            --             --             --
                                             -------------  ------------- --------------  -------------
       Consolidated capital expenditures      $     27,207   $     33,339   $     65,831   $      71,220
                                             =============  =============  =============  =============
   Depreciation and amortization of properties:
     Textiles                                 $     10,328   $      9,058   $     13,867   $     15,082
     Restaurants                                     9,899          5,472          9,335         12,927
     Beverages                                         411            304            772          1,005
     Propane                                         8,043          5,595          9,337          9,546
     Corporate                                         563            532            590            333
     Other                                           1,952            --             --             --
                                             -------------  ------------- --------------  -------------
       Consolidated depreciation and
          amortization                        $     31,196   $     20,961   $     33,901   $     38,893
                                             =============  =============  =============  =============

(34)Quarterly Information (Unaudited)

                                                                 Three Months Ended
                                            ------------------------------------------------------------
                                                 March 31,     June 30,     September 30,  December 31,
                                                 ---------     --------     -------------     (A),(B)
                                                                                           -------------
                                                       (In thousands except per share amounts)
   1994
     Revenues                                 $    270,059   $    267,429   $    256,143   $    268,890
     Gross profit                                   83,663         75,598         72,905         80,425
     Operating profit                               31,483         16,447          5,955         15,048
     Income (loss) from continuing operations        8,785         (1,587)        (2,883)        (6,408)
     Loss from discontinued operations                 --             --             --          (3,900)
     Extraordinary charge (Note 22)                    --             --             --          (2,116)
     Net income (loss)                               8,785         (1,587)        (2,883)       (12,424)
     Primary income (loss) per share:
       Continuing operations                           .34           (.13)          (.18)          (.33)
       Discontinued operations                         --             --             --            (.16)
       Extraordinary charge                            --             --             --            (.09)
       Net income (loss)                               .34           (.13)          (.18)          (.58)
     Fully diluted income per share:
       Continuing operations and net income            .33             (C)            (C)            (C)

   1995
     Revenues                                 $    297,993   $    279,281   $    291,875   $    315,072
     Gross profit                                   85,046         75,556         81,193         82,498
     Operating profit (loss)                        24,741         12,279         12,713        (15,744)
     Net income (loss)                               6,719          1,010         (5,776)       (38,947)
     Primary income (loss) per share                  0.23           0.03          (0.19)         (1.30)
     Fully diluted income per share                   0.22             (C)            (C)            (C)

   (A) The results for the three months ended December 31, 1994 were affected by a charge of $4,450,000, net of tax benefit of $2,550,000, related to the costs of a proposed acquisition not consummated (see Note
20) and an increase in the estimated loss on disposal of discontinued operations of $3,900,000 net of minority interest of $2,425,000 and income tax benefit of $2,075,000 (see Note 21).

   (B) The results for the three months ended December 31, 1995 were materially affected by net charges of $17,347,000, net of income tax benefit of $7,961,000. Such net charges included (i) a reduction in carrying value of long-lived assets impaired or to be disposed of amounting to $14,647,000 (see Note 1), (ii) an aggregate $7,798,000 consisting of equity in losses and writedown of investments in affiliates of $5,247,000 and related provision for additional MetBev related losses of $2,551,000 (see Note 29), (iii) facilities relocation and corporate restructuring charges of $3,010,000 (see Note 31), (iv) the Sequa Settlement of $1,718,000 (see Note 32), (v) accelerated vesting of restricted stock of $1,640,000 (see Note 19) and (vi) interest accruals related to income tax contingencies of $1,400,000 (see
Note 17) less the PEC Settlement (see Note 29) and the Columbia Gas Settlement (see Note 20) aggregating $4,905,000. Additionally, the results for the three months ended December 31, 1995 include a provision for income tax contingencies of $6,100,000 (see Note 17).

   (C) Fully diluted loss per share was not applicable subsequent to the first quarter of each of 1994 and 1995 since contingent issuances of common shares would have been antidilutive.

(35) Subsequent Events

National Propane

     On March 13, 1996 National Propane Partners, L.P. (the "Partnership") was organized to acquire, own and operate the Company's propane business. On March 26, 1996 the Partnership filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an initial public offering of 6,190,476 of its limited partner interest common units, representing 51.8% of the Partnership, for an aggregate offering price, net of expenses, of $118,200,000 (the "Offering"). The sale of such limited partner interests, if consummated, is expected to result in a gain to the Company, the amount of which cannot presently be determined. The Partnership will concurrently issue 5,522,857 subordinated units, representing 46.2% of the Partnership, as well as an aggregate 2% general partner interest in the Partnership to a wholly-owned subsidiary of the Company. Assuming consummation of the Offering, the Company will transfer substantially all of its propane-related assets and liabilities (other than a receivable from Triarc, deferred financing costs and net deferred income tax liabilities of $81,392,000, $4,697,000 and $21,562,000, respectively, at December 31, 1995) to the Partnership. In connection therewith the Partnership will issue $120,000,000 of first mortgage notes to institutional investors and repay all of its outstanding borrowings under the Propane Bank Facility ($127,312,000 as of December 31, 1995). The early prepayment of the Propane Bank Facility will result in an extraordinary charge for the writeoff of unamortized deferred financing costs, net of income tax benefit, which as of December 31, 1995 would have amounted to approximately $2,800,000. There can be no assurances, however, that the Company will be able to consummate these transactions.

Graniteville

   On March 31, 1996, the Company and Graniteville entered into an Asset Purchase Agreement with Avondale Mills, Inc. and Avondale Incorporate (collectively, "Avondale"), pursuant to which Triarc and Graniteville have agreed to sell (the "Graniteville Sale") to Avondale Graniteville's textile business, other than the assets and operations of C.H. Patrick and certain other excluded assets, for $255,000,000 in cash, subject to certain post-closing adjustments. Avondale will assume all liabilities relating to the textile business, other than income taxes, long-term debt ($210,371,000 as of December 31, 1995) which will be repaid at closing and certain other specified liabilities. The Graniteville Sale is expect to be consummated during the second quarter of 1996. Consummation of the sale is subject to customary closing conditions. In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement pursuant to which C.H. Patrick will sell textile dyes and chemicals to the combined Graniteville/Avondale business. Based on current estimates, the impact of this sale is expected to result from breakeven to a small loss, the amount of which cannot presently be determined. The early prepayment of Graniteville's long-term debt, including the Graniteville Credit Facility, will result in an extraordinary charge for the writeoff of unamortized deferred financing costs and payment of Minimum Commissions, prepayment penalties and certain other costs, net of income tax benefit, which as of December 31, 1995 would have aggregated approximately $6,700,000. There can be no assurances, however, that the Company will be able to consummate these transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.


                          PART III

ITEMS 10, 11, 12 AND 13.

   Items 10, 11, 12 and 13 to be furnished by amendment hereto on or prior to April 30, 1996 or Triarc will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(A)  1. Financial Statements:

   See Index to Financial Statements (Item 8)

   2. Financial Statement Schedules:

                INDEPENDENT AUDITORS' REPORT

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     Schedule I--Condensed Balance Sheets (Parent Company Only) --
                 as of December 31, 1994 and 1995; Condensed
                 Statements of Operations (Parent Company Only) -- for the year ended April 30, 1993, the eight months ended December 31, 1993 and the years ended December 31, 1994 and 1995; Condensed Statements of Cash Flows (Parent Company Only) -- for the year ended April 30, 1993, the eight months ended December 31, 1993 and the years ended December 31, 1994 and 1995

     Schedule II--Valuation and Qualifying Accounts for the year ended April 30, 1993, the eight months ended
                 December 31, 1993 and the years ended December 31,
                 1994 and 1995

     Schedule V--Supplemental Information Concerning Property
                 Casualty Insurance Operations for the year ended
                 April 30, 1993, the eight months ended December 31, 1993 and the years ended December 31, 1994 and 1995

     All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8.
Financial Statements and Supplementary Data."

3.  Exhibits:

     Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 900 Third Avenue, New York, New York 10022.


     EXHIBIT
     NO.            DESCRIPTION
     -------
- ------------------------------------------------------

      2.1   --      Stock Purchase Agreement dated as of October 1,
                    1992 among DWG Acquisition, Victor Posner,
                    Security Management Corp. and Victor Posner
                    Trust No. 20, incorporated herein by reference
                    to Exhibit 10 to Amendment No. 4 to Triarc's
                    Current Report on Form 8-K dated October 5, 1992
                    (SEC file No. 1-2207).
     2.2    --      Amendment dated as of October 1, 1992 between
                    Triarc and DWG Acquisition, incorporated herein
                    by reference to Exhibit 11 to Amendment No. 4 to
                    Triarc's Current Report on Form 8-K dated
                    October 5, 1992 (SEC file No. 1-2207).
     2.3    --      Exchange Agreement dated as of October 1, 1992
                    between Triarc and Security Management Corp.,
                    incorporated herein by reference to Exhibit 12
                    to Amendment No. 4 to Triarc's Current Report on
                    Form 8-K dated October 5, 1992 (SEC file No.
                    1-2207).
     2.4    --      Agreement and Plan of Merger dated as of
                    November 22, 1993 among SEPSCO, SEPSCO Merger
                    Corporation and Triarc, incorporated hereby by
                    reference to Exhibit 2.1 to Amendment No. 1 to
                    Triarc's Registration Statement on Form S-4
                    dated March 11, 1994 (SEC file No. 1-2207).
     2.5    --      Agreement and Plan of Merger, dated as of May
                    11, 1994, by and between Triarc and Triarc
                    Merger Corporation, incorporated herein by
                    reference to Exhibit A to Triarc's Definitive
                    Proxy Statement (the "1994 Proxy") relating to
                    Triarc's annual meeting of stockholders held on
                    June 9, 1994 (SEC file No. 1-2207).
     2.6    -       Letter of Intent dated January 25, 1996 between
                    the Registrant and Avondale Incorporated,
                    incorporated herein by reference to Exhibit 2.1
                    to the Triarc's Current Report on Form 8-K dated
                    January 31, 1996 (SEC file No. 1-2207).
     2.7    -       Asset Purchase Agreement dated as of August 9,
                    1995 among Mistic Brands, Inc., Joseph Victori
                    Wines, Inc., Best Flavors, Inc., Nature's Own
                    Beverage Company and Joseph Umbach, the
                    Companies, and Joseph Umbach, incorporated
                    herein by reference to Exhibit 2.1 to Triarc's
                    Quarterly Report on Form 8-K dated August 9,
                    1995 (SEC file No. 1-2207).
     3.1    --      Certificate of Incorporation of Triarc, as
                    currently in effect, incorporated herein by
                    reference to Exhibit B to the 1994 Proxy (SEC
                    file No. 1-2207).
     3.2    --      By-laws of Triarc, as currently in effect,
                    incorporated herein by reference to Exhibit C to
                    the 1994 Proxy (SEC file No. 1-2207).
     4.1    --      Southeastern Public Service Company Indenture
                    dated as of February 1, 1983, incorporated
                    herein by reference to Exhibit 4(a) to SEPSCO's
                    Registration Statement on Form S-2 dated January
                    18, 1983 (SEC file No. 2-81393).
     4.2    --      Note Purchase Agreement dated as of April 23,
                    1993 among RCAC, Triarc, RCRB Funding, Inc. and
                    Merrill Lynch, Pierce, Fenner & Smith
                    Incorporated, incorporated herein by reference
                    to Exhibit 4 to Triarc's Current Report on Form
                    8-K dated April 23, 1993 (SEC file No. 1-2207).
     4.3    --      Indenture dated as of April 23, 1993 among RCAC,
                    Royal Crown, Arby's and The Bank of New York,
                    incorporated herein by reference to Exhibit 5 to
                    Triarc's Current Report on  Form 8-K dated April
                    23, 1993 (SEC file No. 1-2207).
     4.4    --      Form of Indenture among RCAC, Royal Crown,
                    Arby's and The Bank of New York, as Trustee,
                    relating to the 9 3/4% Senior Secured Notes Due
                    2000, incorporated herein by reference to
                    Exhibit 4.1 to RCAC's Registration Statement on
                    Form S-1 dated May 13, 1993 (SEC file No.
                    33-62778).
     4.5    --      Revolving Credit, Term Loan and Security
                    Agreement dated April 23, 1993 among
                    Graniteville, C.H. Patrick and The CIT
                    Group/Commercial Services, Inc. (the
                    "Graniteville Credit Agreement"), incorporated
                    herein by reference to Exhibit 6 to Triarc's
                    Current Report on Form 8-K dated April 23, 1993
                    (SEC file No. 1-2207).
     4.6    --      First Amendment, dated as of June 15, 1993, to
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 4.1 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     4.7    --      Amendment No. 2, dated as of March 10, 1994, to
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 4.2 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     4.8    --      Amendment No. 3, dated as of June 24, 1994, to
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 4.3 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     4.9    --      Letter Agreement, dated April 13, 1994, amending
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 4.4 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     4.10   --      Amendment No. 4, dated as of October 31, 1994,
                    to the Graniteville Credit Agreement,
                    incorporated herein by reference to Exhibit 4.5
                    to Triarc's Current Report on Form 8-K dated
                    March 29, 1995 (SEC file No. 1-2207).
     4.11   --      Revolving Credit and Term Loan Agreement, dated
                    as of October 7, 1994, among National Propane,
                    The Bank of New York, as agent, The First
                    National Bank of Boston and Internationale
                    Nederlanden (U.S.) Capital Corporation, as co-
                    agents, and the lenders party thereto (the
                    "National Propane Credit Agreement"),
                    incorporated herein by reference to Exhibit 4.6
                    to Triarc's Current Report on Form 8-K dated
                    March 29, 1995 (SEC file No. 1-2207).
     4.12   --      First Amendment, dated as of November 22, 1994,
                    to the National Propane Credit Agreement,
                    incorporated herein by reference to Exhibit 4.7
                    to Triarc's Current Report on  Form 8-K dated
                    March 29, 1995 (SEC file No. 1-2207).
     4.13   --      Second Amendment, dated as of December 29, 1994,
                    to the National Propane Credit Agreement,
                    incorporated herein by reference to Exhibit 4.8
                    to Triarc's Current Report on Form 8-K dated
                    March 29, 1995 (SEC file No. 1-2207).
     4.14   --      Amendment No. 5, dated as of March 1, 1995, to
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 4.9 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     4.15   --      Third Amendment, dated as of March 31, 1995 to
                    the Revolving Credit and Term Loan Agreement,
                    dated as of October 7, 1994, among National
                    Propane Corporation, The Bank of New York, as
                    agent, The First National Bank of Boston and
                    Internationale Nederlanden (U.S.) Capital
                    Corporation, as co-agents, and the lenders party
                    thereto, incorporated herein by reference to
                    Exhibit 4.1 to Triarc's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1995 (SEC
                    file No. 1-2207).
     4.16   --      Loan Agreement dated as of May 1, 1995 by and
                    between FFCA Acquisition Corporation and Arby's
                    Restaurant Development Corporation, incorporated
                    herein by reference to Exhibit 4.1 to RC/Arby's
                    Corporation Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 1995 (SEC file No.
                    0-20286).
     4.17   --      Amendment No. 6, dated as of August 9, 1995, to
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 10.1 to Triarc's
                    Current Report on Form 8-K dated August 9, 1995
                    (SEC file No. 1-2207).
     4.18   --      Amendment No. 7, dated as of August 30, 1995, to
                    the Graniteville Credit Agreement, incorporated
                    herein by reference to Exhibit 10.2 to Triarc's
                    Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 1995 (SEC file No. 1-2207).
     4.19   --      Amendment No. 8 dated as of December 26, 1995 to
                    the Graniteville Credit Agreement.*
     4.20   --      Amended and Restated Loan Agreement dated as of
                    October 13, 1995 by and between FFCA Acquisition
                    Corporation and Arby's Restaurant Development
                    Corporation, incorporated herein by reference to
                    Exhibit 10.1 to RC/Arby's Corporation Quarterly
                    Report on Form 10-Q for the quarter ended
                    September 30, 1995 (SEC file No. 0-20286).
     4.21   --      Loan Agreement dated as of October 13, 1995 by
                    and between FFCA Acquisition Corporation and
                    Arby's Restaurant Holding Company, incorporated
                    herein by reference to Exhibit 10.2 to RC/Arby's
                    Corporation Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1995 (SEC file
                    No. 0-20286).
     4.22   --      Fourth Amendment dated as of September 29, 1995
                    to the National Propane Credit Agreement,
                    incorporated herein by reference to Exhibit 10.5
                    to Triarc's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1995 (SEC file
                    No. 1-2207)
     4.23   --      Credit Agreement dated as of August 9, 1995
                    among Mistic Brands, Inc., The Chase Manhattan
                    Bank (National Association) as agent, and the
                    other lenders party thereto (the "Mistic Credit
                    Agreement"), incorporated herein by reference to
                    Exhibit 10.1 to Triarc's Current Report on Form
                    8-K dated August 9, 1995 (SEC file No. 1-2207).
     4.24   --      Fifth Amendment, dated as of December 26, 1995
                    to the National Propane Credit Agreement.*
     4.25   --      Letter Agreement dated December 15, 1996 among
                    Arby's Restaurant Holding Company, Arby's
                    Restaurant Development Corporation and FFCA
                    Acquisition Corporation.*
     4.26   --      Amendment Agreement dated as of October 6, 1995
                    among Mistic Brands, Inc., The Chase Manhattan
                    Bank, N.A., as agent, and the other lenders
                    party to the Mistic Credit Agreement.*
     4.27   --      Second Amendment Agreement dated as of March 15,
                    1996 among Mistic Brands, Inc., The Chase
                    Manhattan Bank, N.A., as agent, and the other
                    lenders party to the Mistic Credit Agreement.*
     10.1   --      Employment Agreement dated as of April 24, 1993
                    between Donald L. Pierce and Arby's,
                    incorporated herein by reference to Exhibit 7 to
                    Triarc's Current Report on Form 8-K dated April
                    23, 1993 (SEC file No. 1-2207).
     10.2   --      Employment Agreement dated as of April 24, 1993
                    among John C. Carson, Royal Crown and Triarc,
                    incorporated herein by reference to Exhibit 8 to
                    Triarc's Current Report on Form 8-K dated April
                    23, 1993 (SEC file No. 1-2207).
     10.3   --      Employment Agreement dated as of April 24, 1993
                    between Ronald D. Paliughi and National Propane
                    Corporation (the "Paliughi Employment
                    Agreement"), incorporated herein by reference to
                    Exhibit 9 to Triarc's Current Report on Form 8-K
                    dated April 23, 1993 (SEC file No. 1-2207)
     10.4   --      Employment Agreement dated as of April 24, 1993
                    between H. Douglas Kingsmore and Graniteville
                    Company, incorporated herein by reference to
                    Exhibit 10 to Triarc's Current Report on Form
                    8-K dated April 23, 1993 (SEC file No. 1-2207).
     10.5   --      Memorandum of Understanding dated September 13,
                    1993 between Triarc and William Ehrman,
                    individually and derivatively on behalf of
                    SEPSCO, incorporated herein by reference to
                    Exhibit 10.1 to Triarc's Current Report on Form
                    8-K dated September 13, 1993 (SEC file No.
                    1-2207)
     10.6   --      Stipulation of Settlement of Ehrman Litigation
                    dated as of October 18, 1993, incorporated
                    herein by reference to Exhibit 1 to Triarc's
                    Current Report on Form 8-K dated October 15,
                    1993 (SEC File No. 1-2207).
     10.7   --      Triarc's 1993 Equity Participation Plan,
                    incorporated herein by reference to Exhibit E to
                    the 1994 Proxy (SEC file No. 1-2207).
     10.8   --      Form of Non-Incentive Stock Option Agreement
                    under Triarc's Amended and Restated 1993 Equity
                    Participation Plan, incorporated herein by
                    reference to Exhibit 12 to Triarc's Current
                    Report on Form 8-K dated April 23, 1993 (SEC
                    file No. 1-2207).
     10.9   --      Form of Restricted Stock Agreement under
                    Triarc's Amended and Restated 1993 Equity
                    Participation Plan, incorporated herein by
                    reference to Exhibit 13 to Triarc's Current
                    Report on Form 8-K dated April 23, 1993 (SEC
                    file No. 1-2207).
     10.1    --     Consulting Agreement dated as of April 23, 1993
                    between Triarc and Steven Posner, incorporated
                    herein by reference to Exhibit 10.8 to Triarc's
                    Annual Report on Form 10-K for the fiscal year
                    ended April 30, 1993 (SEC file No. 1-2207).
     10.11  --      Lease Agreement dated as of April 1, 1993
                    between Victor Posner Trust No. 6 and Triarc,
                    incorporated herein by reference to Exhibit 10.9
                    to Triarc's Annual Report on Form 10-K for the
                    fiscal year ended April 30, 1993 (SEC file No.
                    1-2207).
     10.12  --      Form of New Management Services Agreement dated
                    as of April 23, 1993 between Triarc and certain
                    of its subsidiaries, incorporated herein by
                    reference to Exhibit 10.11 to Triarc's Annual
                    Report on Form 10-K for the fiscal year ended
                    April 30, 1993 (SEC
                    file No. 1-2207).
     10.13  --      Concentrate Sales Agreement dated April 4, 1991
                    between Royal Crown and Cott, incorporated
                    herein by reference to Exhibit 10.7 to RCAC's
                    Registration Statement on Form S-1 dated May 13,
                    1993 (SEC file No. 33-62778).
     10.14  --      Concentrate Sales Agreement dated as of January
                    28, 1994 between Royal Crown and Cott,
                    incorporated herein by reference to Exhibit
                    10.12 to Amendment No. 1 to Triarc's
                    Registration Statement on Form S-4 dated March
                    11, 1994 (SEC file No. 1-2207).
     10.15  --      Supply Agreement dated January 8, 1992 between
                    Royal Crown and NutraSweet Company, incorporated
                    herein by reference to Exhibit 10.9 to RCAC's
                    Registration Statement on Form S-1 dated May 13,
                    1993 (SEC file No. 33-62778).
     10.16  --      Form of Indemnification Agreement, between
                    Triarc and certain officers, directors, and
                    employees of Triarc, incorporated herein by
                    reference to Exhibit F to the 1994 Proxy (SEC
                    file No. 1-2207).
     10.17  --      Amendment No. 1, dated December 7, 1994 to the
                    Paliughi Employment Agreement, incorporated
                    herein by reference to Exhibit 10.1 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     10.18  --      Settlement Agreement, dated as of January 9,
                    1995, among Triarc, Security Management Corp.,
                    Victor Posner Trust No. 6 and Victor Posner,
                    incorporated herein by reference to Exhibit 99.1
                    to Triarc's Current Report on Form 8-K dated
                    January 11, 1995 (SEC file No. 1-2207).
     10.19  --      Employment Agreement, dated as June 29, 1994,
                    between Brian L. Schorr and Triarc, incorporated
                    herein by reference to Exhibit 10.2 to Triarc's
                    Current Report on Form 8-K dated March 29, 1995
                    (SEC file No. 1-2207).
     10.20  --      Amendment No. 2, dated as of March 27, 1995, to
                    the Paliughi Employment Agreement.*
     10.21  --      Letter Agreement, dated as of January 1, 1996
                    between Triarc and Leon Kalvaria.*
     10.22  --      Employment and SAR Agreement dated as of August
                    9, 1995 between Mistic Brands, Inc. and Michael
                    Weinstein.*
     10.23  --      Employment and SAR Agreement dated as of August
                    9, 1995 between Mistic Brands, Inc. and Ernest
                    J. Cavallo.*
     16.1   --      Letter regarding change in certifying accountant
                    received from Arthur Andersen & Co.,
                    incorporated herein by reference to Exhibit 16
                    to Triarc's Current Report on Form 8-K/A dated
                    June 9, 1994 (SEC file No. 1-2207).
     21.1   --      Subsidiaries of the Registrant*
     23.1   --      Consent of Deloitte & Touche LLP*
     23.2   --      Consent of Arthur Andersen LLP*
     27.1   --      Financial Data Schedule for the year ended
                    December 31, 1995, submitted to the Securities
                    and Exchange Commission in electronic format.
     99.1   --      Order of the United States District Court for
                    the Northern District of Ohio, dated February 7,
                    1995, incorporated herein by reference to
                    Exhibit 99.1 to Triarc's Current Report on Form
                    8-K dated March 29, 1995 (SEC file No. 1-2207).
- --------------------
*    Filed herewith

(B) Reports on Form 8-K:

     During the period from October 1, 1995 to December 31, 1995, the Registrant filed the following report on Form 8-K:

     The Registrant filed a report on Form 8-K on December 27, 1995 with respect to the delivery by SEPSCO to the indenture trustee for its 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the
"Debentures") of a notice of redemption with respect to all of its outstanding Debentures.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIARC COMPANIES, INC.
                              (Registrant)


                              NELSON PELTZ

                              ----------------------------
                              NELSON PELTZ
                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: April 1, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 1996 by the following persons on behalf of the registrant in the capacities indicated.


SIGNATURE                TITLES
- -------------------------------------------------------
NELSON PELTZ             Chairman and Chief Executive Officer
 ............................and Director (Principal Executive Officer)
    (NELSON PELTZ)

PETER W. MAY             President and Chief Operating Officer, and
 ............................Director (Principal Operating Officer)
    (PETER W. MAY)

JOSEPH A. LEVATO         Executive Vice President and Chief Financial
 ............................Officer (Principal Financial Officer)
   (JOSEPH A. LEVATO)

FRED H. SCHAEFER         Vice President and Chief Accounting Officer
 ............................(Principal Accounting Officer)
    (FRED H. SCHAEFER)

HUGH L. CAREY            Director
 ............................
    (HUGH L. CAREY)


CLIVE CHAJET             Director
 ............................
   (CLIVE CHAJET)


STANLEY R. JAFFE         Director
 ............................
    (STANLEY R. JAFFE)


M.L. LOWENKRON           Director
 ............................
   (M. L. LOWENKRON)


DAVID E. SCHWAB II       Director
 ..............................
   (DAVID E. SCHWAB II)


RAYMOND S. TROUBH        Director
 ..............................
   (RAYMOND S. TROUBH)

GERALD TSAI, JR.         Director
 ...............................
   (GERALD TSAI, JR.)

                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


     We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1995, and for each of the two years in the period ended December 31, 1995, and have issued our report thereon dated March 29, 1996 (which report includes an explanatory paragraph as to a change in the method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14(A)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
March 31, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


To the Board of Directors and Stockholders,
Triarc Companies, Inc.:


       We have audited in accordance with generally accepted auditing standards, the consolidated statements of operations, additional capital and cash flows of Triarc Companies, Inc. and subsidiaries for the year ended April 30, 1993 and for the eight months ended December 31, 1993 included elsewhere herein and have issued our report thereon dated April 14, 1994. Our report on those consolidated financial statements includes an explanatory paragraph with respect to the Company's change in its method of accounting for income taxes and postretirement benefits other than pensions, effective May 1, 1992, as discussed in Note 23 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(A)2. are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Miami, Florida,
  April 14, 1994.

                                                                                              SCHEDULE I
                              TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                        CONDENSED BALANCE SHEETS
                                                                                   December 31,
                                                                           --------------------------
                                                                                1994            1995
                                                                                -----           -----
                                                                                  (In thousands)
                             ASSETS
Current assets:
   Cash and cash equivalents                                                $     36,484   $     12,550
   Restricted cash                                                                   498         23,385
   Receivables, net                                                                  649          4,564
   Due from subsidiaries                                                          26,981         29,763
   Deferred income tax benefit                                                     3,826          4,264
   Prepaid expenses and other current assets                                         771            319
                                                                           -------------  -------------
     Total current assets                                                         69,209         74,845
                                                                           -------------  -------------
Note receivable from subsidiary                                                      --          18,375
Investments in consolidated subsidiaries, at equity                              272,448        208,043
Deferred income tax benefit                                                       16,020         15,964
Investments and other assets                                                       4,204          9,183
                                                                           -------------  -------------
                                                                            $    361,881   $    326,410
                                                                            ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt                                        $        --    $      5,274
   Accounts payable                                                                4,074          1,456
   Due to subsidiaries                                                            21,308         14,515
   Accrued expenses                                                               29,441         21,955
     Total current liabilities                                                    54,823         43,200
Notes payable to subsidiaries                                                    229,566        229,300
9 1/2% promissory note payable (a)                                                37,426         32,423
Other liabilities                                                                     55            837
Commitments and contingencies
Redeemable preferred stock, $12 stated value; designated 5,982,866 shares,
  issued 5,982,866 shares and none                                                71,794            --
Stockholders' equity (deficit):
   Class A common stock, $.10 par value; authorized 100,000,000 shares, issued
     27,983,805 shares                                                             2,798          2,798
   Class B common stock, $.10 par value; authorized 25,000,000 shares, issued none and
     5,997,622 shares                                                                --             600
   Additional paid-in capital                                                     79,497        162,020
   Accumulated deficit                                                           (60,929)       (97,923)
   Less Class A common stock held in treasury at cost; 4,027,982 and 4,067,380 shares(45,473)   (45,931)
   Other                                                                          (7,676)          (914
                                                                            ------------   ------------
     Total stockholders' equity (deficit)                                        (31,783)        20,650
                                                                            ------------   ------------
                                                                            $    361,881   $    326,410
                                                                            ============   ============

(a)  Matures in 1997 ($3,880,000), 1998 ($2,546,000), 1999
     ($1,712,000), 2000 ($702,000) and thereafter ($23,583,000).

                                                                                  SCHEDULE I (Continued)
                              TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                   CONDENSED STATEMENTS OF OPERATIONS

                                                             Eight Months
                                                Year Ended       Ended       Year Ended December  31,
                                                 April 30,   December 31, ------------------------------
                                                   1993          1993           1994           1995
                                                   ----          ----           ----           ----
                                                       (In thousands except per share amounts)
Income and (expenses):
   Equity in net (losses) income of
     continuing operations of
     subsidiaries                             $    (15,634)  $        465   $     29,610   $    (26,078)
   Interest expense                                (24,858)       (18,992)       (28,807)       (15,794)
General and administrative expense                  (4,050)        (8,622)        (6,660)        (2,072)
   Facilities relocation and corporate
     restructuring                                  (7,200)           --          (8,800)        (2,700)
   Recovery of (provision for) doubtful
     accounts from affiliates and
     former affiliates                              (3,311)           --             --           3,049
   Cost of a proposed acquisition not
     consummated                                       --             --          (5,480)           --
   Shareholder litigation and other
     expenses                                       (7,025)        (6,424)          (500)           (24)
   Settlements with former affiliates                8,900            --             --             --
   Other income (expense)                              517           (650)           508          3,102
                                             -------------  -------------  -------------  -------------
     Loss from continuing operations
       before income taxes                         (52,661)       (34,223)       (20,129)       (40,517)
Benefit from income taxes                            8,112          3,784         18,036          3,523
                                             -------------  -------------  -------------  -------------
     Loss from continuing operations               (44,549)       (30,439)        (2,093)       (36,994)
Equity in losses of discontinued
     operations of subsidiaries                     (2,430)        (8,591)        (3,900)           --
Equity in extraordinary charges of
   subsidiaries                                     (6,611)          (448)        (2,116)           --
Cumulative effect of changes in accounting
   principles from:
     Triarc Companies, Inc.                         (3,488)           --             --             --
     Equity in subsidiaries                         (2,900)           --             --             --
                                             -------------  -------------  -------------  -------------
                                                    (6,388)           --             --             --
                                             -------------  -------------  -------------  -------------

     Net loss                                      (59,978)       (39,478)        (8,109)       (36,994)
Preferred stock dividend requirements                 (121)        (3,889)        (5,833)           --
                                             -------------  -------------  -------------  -------------
     Net loss applicable to common stockholders$   (60,099)  $    (43,367)  $    (13,942)  $    (36,994)
                                             =============  =============  =============  =============
Loss per share:
   Continuing operations                      $      (1.73)  $      (1.62)  $       (.34)  $      (1.24)
   Discontinued operations                            (.09)          (.40)          (.17)           --
   Extraordinary charges                              (.26)          (.02)          (.09)           --
   Cumulative effect of changes in accounting
      principles                                      (.25)           --             --             --
                                             -------------  -------------  -------------  -------------
     Net loss                                 $      (2.33)  $      (2.04)  $       (.60)  $      (1.24)
                                             =============  =============  =============  =============

                                                                                  SCHEDULE I (Continued)
                              TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                   CONDENSED STATEMENTS OF CASH FLOWS

                                                             Eight Months
                                                Year Ended       Ended       Year Ended December  31,
                                                 April 30,   December 31, ------------------------------
                                                   1993          1993           1994           1995
                                                   ----          ----           ----           ----
                                                                   (In thousands)
Cash flows from operating activities:
   Net loss                                   $    (59,978)  $    (39,478)  $     (8,109)  $       (36,994)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
     Equity in net losses (income) of
       subsidiaries                                 27,575          8,574        (23,594)        26,078
     Dividends from subsidiaries                     3,127            --          40,000         22,721
     Depreciation and amortization                   1,248          1,371          2,573          3,626
     Provision for facilities relocation
       and corporate restructuring                   7,200            --           8,800          2,700
     Payments of facilities relocation and
       corporate restructuring                        (258)        (2,970)        (5,136)        (3,278)
     Provision for cost of a proposed
       acquisition not consummated
       in excess of payments                           --             --           1,475            --
     Interest capitalized and not paid                 --             --           3,247          3,271
     Reduction in commuted insurance
       liabilities credited against
       notes payable                                   --             --             --          (3,000)
     Change in due from/to subsidiaries and
       other affiliates including
        capitalized interest ($21,017 in
       1994 and $9,569 in 1995)                    (15,214)        18,121         33,034          1,332
     Deferred income tax provision (benefit)        (2,199)         5,591         (2,899)          (382)
     Provision for doubtful accounts from
       former affiliates                             3,311            --             --             --
     Cumulative effect of change in accounting
       principle                                     3,488            --             --             --
     Other, net                                      2,898            449         (1,968)           489
     Increase in receivables                           --             --            (649)        (4,715)
     Increase in restricted cash                       --             --            (498)       (22,887)
     Decrease (increase) in prepaid expenses and
       other current assets                         (1,156)        (1,824)         2,399           (214)
     Increase (decrease) in accounts payable
       and accrued expenses                          5,824           (376)       (18,249)         4,522
     Increase in other liabilities                   3,950            --             --             --
                                             -------------  -------------  -------------  -------------
          Net cash provided by (used in)
           operating activities                    (20,184)       (10,542)        30,426         (6,731)
                                             -------------  -------------  -------------  -------------
Cash flows from investing activities:
   Business acquisitions                               --             --             --         (29,240)
   Loan to subsidiaries                                --             --             --         (18,375)
   Investment in an affiliate                          --             --             --          (5,340)
   Capital contributed to a subsidiary                 --             --             --          (8,865)
   Capital expenditures                                (21)        (3,047)           (83)           (57)
   Purchase of minority interests                  (21,100)           --             --             --
   Redemption of investment in affiliate             2,100            --             --             --
                                             -------------  -------------  -------------  -------------
          Net cash used in investing
           activities                              (19,021)        (3,047)           (83)       (61,877)
                                             -------------  -------------  -------------  -------------
Cash flows from financing activities:
   Issuance (repurchase) of Class A common stock     9,650            --            (344)        (1,170)
   Payment of preferred dividends                       (9)        (2,557)        (5,833)           --
   Repayment of long-term debt                     (20,907)           --             --             --
   Borrowings from subsidiaries                    141,600            --             --          45,900
   Repayment of notes and loans payable to
     subsidiaries                                  (57,115)           --             --             --
   Other                                            (4,620)        (1,056)           --             (56)
                                             -------------  -------------  -------------  -------------
             Net cash provided by (used in)
             financing activities                   68,599         (3,613)        (6,177)        44,674
                                             -------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash
   equivalents                                      29,394        (17,202)        24,166        (23,934)
Cash and cash equivalents at beginning
   of period                                           126         29,520         12,318         36,484
                                             -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period    $     29,520   $     12,318   $     36,484   $     12,550
                                             =============  =============  =============  =============

                                 TRIARC COMPANIES, INC. AND SUBSIDIARIES                     SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                       ------------------------
                                              Balance atCharged to Charged to     Deductions Balance at
                                               Beginning Costs and    Other          from      End of
            Description                        of Period Expenses   Accounts       Reserves    Period
            -----------                        --------- ---------  ---------      ---------   -------
                                                                 (In thousands)
Fiscal year ended April 30, 1993:
   Receivables - allowance for doubtful
     accounts:
       Trade                                 $   6,890  $    3,783  $    --      $ (3,310)    $  7,363
       Affiliate                                32,216       3,321       161 (1)  (35,698)         --
                                            ---------- ---------------------   ----------    ---------
         Total                               $  39,106  $    7,104  $    161     $(39,008)(4) $  7,363
                                            ========== =====================   ==========    =========
   Other assets - notes receivable from
     affiliates                              $  10,390  $    7,037  $    --      $(17,427)(4) $    --
                                            ========== =====================   ==========    =========

   Insurance loss reserves                   $  84,222  $   23,950  $    --      $(31,409)(5) $ 76,763
                                            ========== =====================   ==========    =========


Eight months ended December 31, 1993:
   Receivables - allowance for doubtful
     accounts:
       Trade                                 $   7,363  $    1,659  $    576 (2) $ (2,629)(4) $  6,969
                                            ========== =====================   ==========    =========

   Insurance loss reserves                   $  76,763  $   20,380  $    (27)    $(83,605)(5) $ 13,511
                                            ========== =====================   ==========    =========


Year ended December 31, 1994:
   Receivables - allowance for doubtful
     accounts:
       Trade                                 $   6,969  $    1,021  $    111 (3) $ (2,711)(4) $  5,390
                                            ========== =====================   ==========    =========

   Insurance loss reserves                   $  13,511  $      --   $    --      $ (2,684)(5) $ 10,827
                                            ========== =====================   ==========    =========

Year ended December 31, 1995:
   Receivables - allowance for doubtful
     accounts:
       Trade                                 $   5,390  $    3,267  $    327 (3) $    (2,840)(4)$6,144
       Affiliate                                   --          800       --           --           800
                                            ---------- ---------------------   ----------    ---------
         Total                               $   5,390  $    4,067  $    327     $ (2,840)    $  6,944
                                            ========== =====================   ==========    =========

   Insurance loss reserves                   $  10,827  $      110  $    --      $ (1,539)(5) $  9,398
                                             ===============================   ==========    =========

(1)  Charged to affiliates.
(2) Amount represents the charge for the Lag Months (see Note 3 to the accompanying Consolidated Financial
     Statements).
(3)  Recoveries of accounts previously determined to be uncollectible.
(4)  Accounts determined to be uncollectible.
(5)  Payment of claims and/or reclassification to "Accounts payable".

                                                                                              SCHEDULE V
                                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
                          SUPPLEMENTAL INFORMATION CONCERNING PROPERTY CASUALTY
                                          INSURANCE OPERATIONS

                                                                  Claims and Claim
                                   Reserves                          Adjustment
                                  for Unpaid                      Expenses incurred    Paid
                                  Claims and                         Related to     Claims and
                                     Claim                Net      --------------      Claim
                                  Adjustment  Earned  Investment  Current    Prior  AdjustmentPremiums
  Affiliation with the RegistrantExpenses (1)Premiums   Income     Year      Years   Expenses  Written
 ------------------------------  ------------ -------   -------    -----     -----   --------  -------
                                                         (In thousands)
Consolidated property-
   casualty entities:
   Fiscal year ended
       April 30, 1993               $76,763   $ 2,875  $   705    $10,484   $13,466   $24,773  $2,875
                                  ========   ======== ========   ========  ======== ======== ========

   Eight months ended
       December 31, 1993            $13,511   $ 1,432  $ 1,869    $13,524   $$6,856   $83,605  $1,432
                                  ========   ======== ========   ========  ======== ======== ========

   Year ended
     December 31, 1994              $10,827   $   120  $   529    $    48   $   386   $2,880   $  120
                                  ========   ======== ========   ========  ======== ======== ========

   Year ended
     December 31, 1995              $9,398    $   --   $   486    $    34   $   530   $1,540   $  --
                                  ========   ======== ========   ========  ======== ======== ========

(1) Does not include claims losses of $14,027,000, $12,899,000, $1,610,000 and $1,343,000 at April 30, 1993 and December 31,
    1993, 1994 and 1995, respectively, which have been classified as "Accounts payable".