Form 10-Q
period 1996-03-31
TRIARC COMPANIES INC
filed 1996-05-15
CIK 30697

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


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

                                           Yes    X    No

   There were 23,920,052 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of April 30, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 31,    March 31,
                                                    1995 (A)        1996
                                                    --------        -----
                                                       (In thousands)
                                     ASSETS              (Unaudited)
Current assets:
  Cash and cash equivalents                       $   64,205   $   41,000
  Restricted cash and cash equivalents                34,033        2,994
  Marketable securities                                7,397          444
  Receivables, net                                   168,534      184,740
  Inventories                                        118,549      125,737
  Deferred income tax benefit                          8,848        9,003
  Prepaid expenses and other current assets           11,262       11,193
                                                 -----------  -----------
   Total current assets                              412,828      375,111
Properties, net                                      331,589      326,570
Unamortized costs in excess of net assets of acquired
 companies                                           227,825      225,528
Trademarks                                            57,146       56,146
Deferred costs and other assets                       56,578       53,837
                                                 -----------  -----------
                                                  $1,085,966   $1,037,192
                                                 ===========  ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt               $   83,531   $   44,255
  Accounts payable                                    61,908       60,050
  Accrued expenses                                   109,119      107,075
                                                 -----------  -----------
   Total current liabilities                         254,558      211,380
Long-term debt                                       763,346      757,387
Deferred income taxes                                 24,013       23,417
Deferred income and other liabilities                 23,399       24,210
Stockholders' equity (deficit):
  Common stock                                         3,398        3,398
  Additional paid-in capital                         162,020      161,464
  Accumulated deficit                                (97,923)     (97,525)
  Treasury stock                                     (45,931)     (45,911)
  Other                                                 (914)        (628)
                                                 -----------  -----------
   Total stockholders' equity                         20,650       20,798
                                                 -----------  -----------
                                                  $1,085,966   $1,037,192
                                                 ===========  ===========
(A)Derived from the audited consolidated financial statements as of December 31, 1995.

                                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                     Three months ended
                                                        March 31,
                                                   ----------------------
                                                      1995          1996
                                          (In thousands except per share amounts)
                                                         (Unaudited)
Revenues:
  Net sales                                       $  285,811   $  316,441
  Royalties, franchise fees and other revenues        12,182       12,452
                                                 -----------  -----------

                                                     297,993      328,893
                                                 -----------  -----------
Costs and expenses:
  Cost of sales                                      212,947      235,923
  Advertising, selling and distribution               27,962       32,508
  General and administrative                          32,343       35,042
                                                 -----------  -----------
                                                     273,252      303,473
                                                 -----------  -----------
   Operating profit                                   24,741       25,420
Interest expense                                     (18,757)     (22,141)
Other income, net                                      6,814        1,238
                                                 -----------  -----------
   Income before income taxes and extraordinary
      charge                                          12,798        4,517
Provision for income taxes                            (6,079)      (2,732)
                                                 -----------  -----------
   Income before extraordinary charge                  6,719        1,785
Extraordinary charge                                     --        (1,387)
                                                 -----------  -----------
   Net income                                     $    6,719   $      398
                                                 ===========  ===========
Income per share:
  Primary:
   Income before extraordinary charge             $      .23   $      .06
   Extraordinary charge                                  --          (.05)
                                                 -----------  -----------
   Net income                                     $      .23   $      .01
                                                 ===========  ===========
  Fully diluted:
   Income before extraordinary charge and net
     income                                         $    .22
                                                 ===========

                                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1996
                                                      -----         -----
                                                       (In thousands)
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                      $    6,719   $      398
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of properties       9,099        9,951
     Amortization of costs in excess of net assets
       of acquired companies                           1,841        2,297
     Amortization of original issue discount and
       deferred financing costs                        1,763        2,023
     Amortization of trademarks, unearned
       compensation and other                          2,699        1,322
     Write-off of deferred financing costs and
       original issue discount                           --         2,134
     Provision for doubtful accounts                     784        1,392
     Deferred income tax provision (benefit)           1,267         (751)
     Gain on sales of non-core businesses and
       properties                                     (2,230)        (199)
     Other, net                                         (303)         769
     Changes in operating assets and liabilities:
        Decrease (increase) in:
         Restricted cash and cash equivalents            292       31,039
         Receivables                                 (23,335)     (17,598)
         Inventories                                     778       (7,188)
         Prepaid expenses and other current assets     1,390           69
        Decrease in accounts payable and accrued
          expenses                                   (15,303)      (3,592)
                                                 -----------  -----------
     Net cash provided by (used in) operating
       activities                                    (14,539)      22,066
                                                 -----------  -----------
Cash flows from investing activities:
  Capital expenditures                               (15,969)      (4,956)
  Acquisitions                                        (9,352)         --
  Purchase of marketable securities                   (2,289)      (2,984)
  Proceeds from sales of marketable securities         2,449        9,946
  Proceeds from sales of non-core businesses and
    properties                                         2,969          387
  Other                                                  --           (17)
                                                 -----------  -----------
    Net cash provided by (used in) investing
      activities                                     (22,192)       2,376
                                                 -----------  -----------
Cash flows from financing activities:
  Repayments of long-term debt                       (15,483)     (51,354)
  Proceeds from long-term debt                           --         3,959
  Other                                               (1,319)         --
                                                 -----------  -----------
    Net cash used in financing activities            (16,802)     (47,395)
                                                 -----------  -----------
Net cash used in continuing operations               (53,533)     (22,953)
Net cash used in discontinued operations              (1,239)        (252)
                                                 -----------  -----------
Net decrease in cash and cash equivalents            (54,772)     (23,205)
Cash and cash equivalents at beginning of
   period                                             80,064       64,205
                                                 -----------  -----------
Cash and cash equivalents at end of period        $   25,292   $   41,000
                                                 ===========  ===========


            TRIARC COMPANIES, INC. AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements
                        March 31, 1996
                          (Unaudited)


(1)Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and March 31, 1996 and its results of operations and cash flows for the three-month periods ended March 31, 1995 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K").

  Certain amounts included in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)Inventories

   The following is a summary of the components of inventories:

                                                  December 31,    March 31,
                                                      1995          1996
                                                      ----          ----
                                                       (In thousands)
    Raw materials                                 $   40,195   $   42,476
    Work in process                                    6,976        7,979
    Finished goods                                    71,378       75,282
                                                  -----------  ----------
                                                  $  118,549   $  125,737
                                                  ===========  ==========

(3)Properties
   The following is a summary of the components of properties, net:

                                                  December 31,    March 31,
                                                      1995          1996
                                                      ----          ----
                                                       (In thousands)
    Properties, at cost                           $  556,390   $  560,135
    Less accumulated depreciation and amortization   224,801      233,565
                                                  ----------   ----------
                                                  $  331,589   $  326,570
                                                  ==========   ==========

(4)Extraordinary Charge

   In connection with the February 22, 1996 early extinguishment of the Company's 11 7/8% senior subordinated debentures due February 1, 1998, the Company recognized an extraordinary charge of $1,387,000 consisting of the write-off of $358,000 of unamortized deferred financing costs and $1,776,000 of unamortized original issue discount, net of income tax benefit of $747,000.

(5)Income Per Share

   The number of common shares used in the calculations of primary and fully diluted income per share were as follows:

                                                     Three months ended
                                                           March 31,
                                                      1995          1996
                                                      -----         -----
                                                       (In thousands)
     Weighted average number of common shares
        outstanding                                      29,318    29,916
     Common equivalent shares - effect of
        dilutive stock options                               14       368
                                               --------------------------
     Common and common equivalent shares for
        primary per share purposes                       29,467    30,284
                                              --------------------------
     Contingent issuances of common shares:
     Effect of common shares issued upon the
        conversion of preferred stock assuming
        conversion as of the beginning of the
        period                                             499        --
     Additional effect of dilutive stock
        options                                             26        --
                                               --------------------------
                                                           525        --
                                               --------------------------
     Common, common equivalent and contingent
        shares for fully diluted per share
        purposes                                        29,992     30,284
                                               ==========================

  Fully diluted income per share is not applicable for the three months ended March 31, 1996 since there are no contingent shares.
(6)Transactions with Related Parties

   The Company continues to have related party transactions of the same nature and general magnitude as those described in Note 29 to the consolidated financial statements contained in the Form 10-K.

(7)Contingencies

   The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in Note 26 to the consolidated financial statements contained in the Form 10-K. After considering amounts provided in previous periods, the Company does not believe that these contingencies, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(8)Business Acquisitions

   On August 9, 1995 Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling water. See Note 28 to the consolidated financial statements contained in the Form 10-K for a more complete discussion of the Mistic Acquisition.

   The results of operations of the Acquired Business have been included in the accompanying condensed consolidated income statements from the date of acquisition. The following unaudited supplemental pro forma information of the Company for the three months ended March 31, 1995 gives effect to the Mistic Acquisition and related financing as if the transactions had been consummated on January 1, 1995. The unaudited supplemental pro forma condensed financial information is presented for comparative purposes only and does not purport to be indicative of the actual results of operations had the Mistic Acquisition actually been consummated on January 1, 1995 or of the future results of operations of the combined company and are as follows (in thousands except per share amount):

   Revenues                                       $  326,853
   Operating profit                                   26,138
   Net income                                          5,993
   Fully diluted net income per share                    .20

(9)Business Dispositions

Textile Business

   On April 29, 1996, the Company and Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company, closed an asset purchase agreement with Avondale Mills, Inc. and Avondale Incorporated (collectively, "Avondale"), pursuant to which Triarc and Graniteville sold to Avondale (the "Graniteville Sale") the Company's textiles business segment other than the assets and operations of C.H. Patrick & Co., Inc. ("C.H. Patrick"), Graniteville's wholly-owned subsidiary, and certain other excluded assets and liabilities (the "Textile Business"), for $257,269,000 in cash, subject to certain post-closing adjustments. Avondale assumed all liabilities relating to the Textile Business, other than income taxes, long-term debt of ($207,110,000 as of March 31, 1996) which was repaid at the closing and certain other specified liabilities. In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement pursuant to which C.H. Patrick has an opportunity to supply textile dyes and chemicals to the combined Graniteville/Avondale business. Due to changes in the balances of assets and liabilities sold or assumed through the April 29, 1996 closing date, and since such amounts are subject to post-closing adjustments, the actual impact of the sale cannot be determined. Based on current estimates, however, the impact of this sale is expected to result in earnings effects ranging from breakeven to a pre-tax loss of less than $10,873,000 (the estimated pre-tax loss based on December 31, 1995 balances as reported in a Form 8-K filed on May 14, 1996). The early prepayment of Graniteville's long-term debt, including the Graniteville credit facility, will result in an extraordinary charge for the writeoff of unamortized deferred financing costs, payment of minimum commissions through April 1999 under the Graniteville credit facility, prepayment penalties and certain other costs, net of income tax benefit, of $7,400,000 which will be recorded in the second quarter of 1996.

   The results of operations of the Textile Business have been included in the accompanying condensed consolidated income statements for the three-month periods ended March 31, 1995 and 1996 and will continue to be reported in the Company's results of operations through the April 29, 1996 date of sale. The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for the three-month period ended March 31, 1996 gives effect to the sale of the Textile Business and the repayment of related debt as if such transactions had been consummated as of January 1, 1996. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future financial position or results of operations and are as follows (in thousands except per share amount):

     Revenues                                     $  202,697
     Operating profit                                 21,070
     Income before extraordinary charge                2,691
     Income before extraordinary charge per share        .09

Propane

   On March 13, 1996 National Propane Partners, L.P. (the
"Partnership") was organized to acquire, own and operate the Company's propane business. On May 14, 1996, the Partnership filed Amendment No. 1 to a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an initial public offering of 6,190,476 of its limited partner interest common units, representing 51.8% of the Partnership, for an aggregate offering price, net of expenses, of $118,200,000 (the "Offering"). The sale of such limited partner interests, if consummated, is expected to result in a gain to the Company, the amount of which cannot presently be determined. The Partnership will concurrently issue 5,283,809 subordinated units, representing 44.2% of the Partnership, as well as an aggregate 4% unsubordinated general partner interest in the Partnership to wholly-owned subsidiaries of the Company. Assuming consummation of the Offering, the Company will transfer substantially all of its propane-related assets and liabilities (other than a receivable from Triarc, deferred financing costs and net deferred income tax liabilities of $81,392,000, $4,410,000 and $21,416,000, respectively, at March 31,
1996) to the Partnership. In connection therewith, the Partnership will issue $120,000,000 of first mortgage notes to institutional investors and repay all of its outstanding borrowings under the existing National Propane bank facility ($127,312,000 as of March 31, 1996). The early prepayment of the existing National Propane bank facility will result in an extraordinary charge for the writeoff of unamortized deferred financing costs, net of income tax benefit, which as of March 31, 1996 would have amounted to approximately $2,666,000. There can be no assurances, however, that the Company will be able to consummate these transactions.

            TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's four business segments are described therein. Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Item 5- Other Information".

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared with Three Months Ended March
31, 1995

                                   Revenues        Operating Profit
                              Three months ended  Three months ended
                                   March 31,             March 31,
                               1995       1996      1995       1996
                               -----      -----     -----      -----
                                        (In thousands)
     Restaurants             $ 57,114   $ 67,096  $2,022     $ 2,176
     Beverages                 45,516     70,322   4,681       5,474
     Propane                   50,307     59,981  10,521      12,224
     Textiles                 145,056    131,494   8,932       5,544
     Unallocated general
       corporate expenses         --         --   (1,415)(a)       2
                           ---------- -------------------  ---------
                             $297,993   $328,893  $24,741    $25,420
                           ========== ===================  =========

     (a) Includes a $1,691,000 charge for accelerated vesting of restricted stock of three directors who did not stand for re-election in 1995.

  Revenues increased $30.9 millon to $328.9 million in the three months ended March 31, 1996.

        Restaurants - Revenues increased $10.0 million
        (17.5%) principally due to an average net increase of 68 (22.5%) additional company-owned restaurants and a 2.2% increase in company-owned same-store sales.

        Beverages - Revenues increased $24.8 million (54.5%) due to (i) $25.9 million of revenues from Mistic Brands, Inc. ("Mistic"), the Company's new age/premium beverage business acquired August 9, 1995 and (ii) a $2.0 million increase in finished beverage product sales (as opposed to concentrate) due to the inclusion of a full quarter's sales in the 1996 period from Tribev Corporation ("Tribev"), which was acquired in January 1995 (collectively, the "Acquired Beverage Operations"), both partially offset by a $2.9 million volume decrease in private label concentrate sales as the Company's private label customer reduced its worldwide inventories.

        Propane - Revenues increased $9.7 million (19.2%) due to higher volume primarily resulting from the significantly colder winter in virtually all markets where the propane segment has operations and, to a lesser extent, the pass-through of higher propane costs.

        Textiles - As discussed further below in "Liquidity and Capital Resources", on April 29, 1996 the Company and Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company, sold the textile business segment other than the assets and operations of C.H. Patrick & Co., Inc. ("C.H. Patrick"), Graniteville's wholly-owned subsidiary, and certain other excluded assets and liabilities (the "Textile Business"). Revenues of the Textile Business decreased $13.4 million (9.9%) principally reflecting lower sales of utility wear ($14.6 million), specialty products ($6.0 million) and piece-dyed sportswear ($2.3 million), all partially offset by higher sales of indigo-dyed sportswear ($9.5 million). The decreases overall reflect lower volume due to (i) weak demand for utility wear and piece-dyed sportswear and (ii) cutbacks in government purchases of tents for which the textile segment manufactures fabric. Revenues of C.H. Patrick to third parties decreased $0.2 million (1.9%) to $10.5 million in the three months ended March 31, 1996.

  Gross profit (total revenues less cost of sales) increased $7.9 million to $93.0 million in the three months ended March 31, 1996 due to the inclusion of (i) Mistic ($10.0 million) and (ii) Tribev for a full quarter in 1996 ($0.6 million) partially offset by lower overall gross margins in the existing businesses.

        Restaurants - Margins decreased to 30.5% from 33.9% due primarily to (i) higher lease costs related to a new point-of-sale register system installed in domestic company-owned restaurants in the latter half of 1995, (ii) increased payroll costs as a percentage of net sales resulting from higher fringe benefit costs and training of personnel in connection with Roast Town and multi-brand store conversions and
        (iii) the lower percentage of royalties, franchise fees and other revenues to total revenues, all partially offset by a reduction in food costs as a percentage of net sales.

        Beverages - Margins decreased to 54.2% from 67.3% due to the inclusion in the 1996 period of the lower-margin finished product sales associated with Mistic
        (38.6%) and Tribev (7.9%).

        Propane - Margins decreased to 31.4% from 32.7% due to a shift in customer mix toward lower-margin commercial accounts.

        Textiles - Margins decreased to 11.8% from 12.8% principally due to (i) competitive pricing pressures at C.H. Patrick, (ii) the effects at the Textile Business of a one-week plant shutdown in the first quarter of 1996 for inventory reduction purposes and
        (iii) general inflationary cost increases.

  Advertising, selling and distribution expenses increased $4.5 million to $32.5 million in the three months ended March 31, 1996 due to $5.5 million of expenses related to the Acquired Beverage Operations.

  General and administrative expenses increased $2.7 million to $35.0 million in the three months ended March 31, 1996 due to $3.9 million of expenses related to the Acquired Beverage Operations.

  Interest expense increased $3.4 million to $22.1 million in the three months ended March 31, 1996 due to higher average levels of debt reflecting the Mistic acquisition and financing for higher capital spending at the restaurant segment partially offset by slightly lower interest rates on certain of the Company's floating-rate debt.

  Other income, net decreased $5.6 million to $1.2 million in the three months ended March 31, 1996. Such decrease principally resulted from non-recurring income in the 1995 quarter including (i) $2.3 million related to a January 1995 settlement agreement with Victor Posner, (ii) a $1.9 million gain on insurance recovery relating to fire-damaged equipment and (iii) a $1.2 million gain on the sale of timberland.

  The provisions for income taxes in the three months represent the annual effective tax rates of 60% and 47% estimated as of March 31, 1996 and 1995, respectively, which are higher than the Federal income tax statutory rate of 35% principally due to the effects of amortization of nondeductible costs in excess of net assets of acquired companies. Such effect is significantly lower in the 1995 quarter due to 1995 full year pretax income estimates as of March 31, 1995 being greater than the actual results for the full year 1995 or which are anticipated for 1996.

  The extraordinary charge in the 1996 period results from the early extinguishment of debt in February 1996 comprised of the writeoff of unamortized deferred financing costs of $0.4 million and original issue discount of $1.8 million, both net of income tax benefit of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated cash and cash equivalents (collectively, "cash") decreased $23.2 million during the three months ended March 31, 1996 to $41.0 million primarily reflecting cash provided by (i) operating activities of $22.1 million and (ii) investing activities of $2.4 million more than offset by cash used in financing activities of $47.4 million. The net cash provided by operating activities principally reflects net income of $0.4 million, non-cash charges for (i) depreciation and amortization of $15.6 million and (ii) the write-off of deferred financing costs and original issue discount of $2.1 million (see below) and changes in operating assets and liabilities of $3.4 million. The changes in operating assets and liabilities reflected a decrease in restricted cash and cash equivalents of $31.0 million (see below) partially offset by increases in receivables of $17.6 million and inventories of $7.2 million. The increase in receivables reflected increased consolidated revenues in the first quarter of 1996 compared with the last quarter of 1995 and slower collections at Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, in the 1996 quarter. The increase in inventories reflected higher textile inventories resulting from lower sales in the first quarter of 1996 compared with the last quarter of 1995. The Company expects continued positive cash flows from operations during the remainder of 1996. The net cash provided by investing activities principally reflected net proceeds from sales of marketable securities of $7.0 million (see below) partially offset by capital expenditures of $5.0 million. The net cash used in financing activities consists of long-term debt repayments of $51.4 million partially offset by borrowings of $4.0 million.

  On February 22, 1996 the Company repaid its 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") which had outstanding principal at that date of $36.0 million (carrying value of $34.2 million net of original issue discount of $1.8 million). The cash for such redemption came from (i) $30.0 million of borrowings in December 1995 under the bank facility of National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc, the proceeds of which had been classified as restricted cash at December 31, 1995 as they were restricted to the redemption of the 11 7/8% Debentures, (ii) liquidation of $7.0 million of marketable securities and (iii) existing cash balances. In connection therewith, the Company wrote off an aggregate $2.2 million of unamortized deferred financing costs and unamortized original issue discount (net of income tax benefit of $0.8 million).

  On April 29, 1996, the Company and Graniteville closed an asset purchase agreement with Avondale Mills, Inc. and Avondale Incorporated (collectively, "Avondale"), pursuant to which Triarc and Graniteville sold to Avondale (the "Graniteville Sale") the Textile Business for $257.3 million in cash, subject to certain post-closing adjustments. Avondale assumed all liabilities relating to the Textile Business, other than income taxes, long-term debt ($207.1 million as of March 31, 1996) which was repaid at the closing and certain other specified liabilities. Pending the finalization of post-closing adjustments, the Graniteville Sale is expected to result in net cash proceeds of between $35.0 million and $45.0 million after expenses and income taxes to be paid in cash. The discussion below sets forth the liquidity and capital resources of the remaining operations of the Company excluding the Textile Business.

  Consolidated capital expenditures, including capital leases, amounted to $5.2 million for the first quarter of 1996. The Company expects that capital expenditures during the remainder of 1996 will approximate $27.0 million. These anticipated expenditures are principally in the restaurant segment in furtherance of its business strategies, principally for the conversion of existing company-owned restaurants to Roast Town and multi-brand concept restaurants and, to a
lesser extent, construction of new restaurants.   As of March 31, 1996
there were approximately $4.9 million of outstanding commitments for capital expenditures including amounts required to be reinvested in "core business assets" at RCAC on or before May 31, 1996. The Company anticipates that it will meet its capital expenditure requirements through existing cash, cash flows from operations, leasing arrangements and, to the extent such capital expenditures relate to the restaurant segment, also through borrowings under mortgage and equipment note financing agreements (the "FFCA Loan Agreements") entered into by Arby's Restaurant Development Corporation ("ARDC") and Arby's Restaurant Holding Company ("ARHC"), wholly-owned subsidiaries of RCAC.

  Under the Company's various credit arrangements, which are described in detail in Note 15 to the consolidated financial statements contained in the Form 10-K, the Company has the following availability. At March 31, 1996 Mistic had $14.2 million available under its bank facility and National Propane had $13.9 million available under its bank facility but such amount was restricted to acquisitions. In addition, ARDC and ARHC had $27.6 million available to finance new company-owned restaurants whose sites are identified to the lender by April 30, 1996 on terms similar to those of outstanding borrowings. However, as of April 30, 1996, only three additional restaurant sites had been identified for future funding estimated to aggregate approximately $2.3 million. In addition to the above, the Company is in the process of finalizing a $50.0 million revolving and term loan facility at C.H. Patrick, of which approximately $36.0 million is expected to be initially borrowed. See "Proposed Transactions" below.
  Under the Company's various debt agreements substantially all of Triarc's and its subsidiaries' assets are pledged as security. In addition, obligations under the 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. ("Arby's") and obligations under National Propane's bank facility, Mistic's bank facility and $22.1 million of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, National Propane and Mistic is pledged.

  The Company's remaining debt instruments require aggregate principal payments of $28.5 million during the remainder of 1996, consisting of $9.6 million of payments under National Propane's bank facility, $8.6 million of payments under Mistic's bank facility, and $5.3 million under Triarc's 9 1/2% note payable (see below) and $5.0 million of payments of other debt.

  In furtherance of the Company's growth strategy, the Company will consider selective acquisitions, as appropriate, to build and strengthen its existing businesses to the extent it has available resources to do so. In January 1996, Arby's and T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, reached an agreement in principle through which Arby's will purchase the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons for a purchase price of $3.5 million, consisting of an initial cash outlay of approximately $1.8 million and the balance in the form of a note. Closing is expected to occur later in the second or in the third quarter of 1996, subject to execution of a definitive agreement and other customary closing conditions. There can be no assurance, however, that the purchase will be consummated.

  The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The Company has resolved all but one issue related to such audit which it is contesting at the Appellate Division of the IRS and expects to resolve in 1996 for an amount not to exceed $5.0 million. The IRS is currently finalizing its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145.0 million, the tax effect of which has not yet been determined.
The Company is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined. However, management of the Company does not believe the resolution of the 1989 through 1992 examination will be finalized in 1996 and, accordingly no tax payments will be required in 1996.

  As of March 31, 1996 the Company's principal cash requirements for the remainder of 1996 consist principally of capital expenditures of approximately $27.0 million and debt principal payments aggregating
$28.5 million.   The Company anticipates meeting such requirements
through existing cash, restricted cash and marketable securities, net cash proceeds from the Graniteville Sale, cash flows from operations, borrowings available under Mistic's credit facility, borrowings under the FFCA Loan Agreements (restricted to financing new company-owned restaurants), financing a portion of its capital expenditures through capital lease arrangements. Further, as a result of the Graniteville Sale and the "Proposed Transactions" (see subsequent discussion), if consummated, the Company would have adequate cash resources to meet its cash requirements for 1996.

Triarc

  Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

  Under the terms of the various indentures and credit arrangements, Triarc's principal subsidiaries, other than C.H. Patrick after the April 29, 1996 sale of the Textile Business, are unable to pay any dividends or make any loans or advances to Triarc in 1996.

  As of December 31, 1995 Triarc had outstanding external indebtedness consisting of a $37.7 million 9 1/2% note. In addition, Triarc owed subsidiaries an aggregate principal amount of $219.9 million of which $112.4 million payable to Graniteville will be cancelled effective April 29, 1996. In connection with all of such debt, the only principal payments required during the remainder of 1996 are $5.3 million on the 9 1/2% note referred to above. As of December 31, 1995 Triarc had notes receivable from RCAC and its subsidiaries in the aggregate amount of $26.3 million of which $19.6 million are due on demand and $6.7 million are due in 1998.

  Triarc expects its significant cash requirements for 1996 will be limited to general corporate expenses including cash used in operations, $5.3 million of principal payments on the 9 1/2% note referred to above, cash requirements for its facilities relocation and corporate restructuring accruals of $2.2 million, up to $3.9 million of advances to affiliates under loan agreements and loans to RCAC as necessary. Triarc believes that its expected sources of cash, principally cash on hand of $16.7 million as of March 31, 1996, advances of net cash proceeds from the Graniteville Sale, reimbursement of general corporate expenses from subsidiaries in connection with management services agreements and net payments received under tax sharing agreements with certain subsidiaries, will be sufficient to enable it to meet its short-term cash needs.

  As a result of the consummation of the Graniteville Sale and subsequent to the consummation of the offering to sell 51.8% of a partnership formed to acquire, own and operate the Company's propane business (see "Proposed Transactions" below), payments received under tax sharing agreements and the reimbursement of general corporate expenses by the Textile Business will be eliminated and by National Propane and the partnership will be limited. Triarc expects to compensate for such lower cash availability through the proceeds of such transactions, reductions in corporate expenses, management fees and tax-sharing payments from C.H. Patrick (which heretofore were a component of the payments from the Textile Business), distributions, if any, from the Partnership (see "Proposed Transactions" below) and other financing sources to the extent obtainable.

RCAC

  As of March 31, 1996, RCAC's cash requirements for the remainder of 1996, consist principally of capital expenditures of approximately $22.0 million, funds for the pending acquisition of certain assets of T.J. Cinnamons and additional acquisitions, if any, principal payments on debt to third parties of $5.2 million and any requirement to pay Triarc under a $19.6 million note due on demand. RCAC anticipates meeting such requirements through existing cash and/or cash flows from operations, borrowings under the FFCA Loan Agreements, capital lease arrangements, and borrowings from Triarc, to the extent available. RCAC may seek additional borrowings in the event that cash generated from the above sources is not sufficient to fund its capital expenditure requirements.


Mistic

  As of March 31, 1996, Mistic's principal cash requirements for the remainder of 1996, consist principally of $8.6 million of payments under its bank facility, a payment of approximately $3.3 million in settlement of certain distributor litigation in April 1996 and $0.4 million of capital expenditures. Mistic anticipates meeting such requirements through cash flows from operations and, if necessary, borrowings of up to $14.2 million availability under its bank facility.

National Propane

  As of March 31, 1996, National Propane's principal cash requirements for the remainder of 1996 consist principally of capital expenditures of approximately $1.8 million, debt principal repayments of $9.6 million and funding for acquisitions, if any. National Propane anticipates meeting such requirements through cash flows from operations and available borrowings, if any, under its bank facility. Should National Propane's cash resources be insufficient to meet its cash requirements, National Propane may need to reduce its capital expenditures, negotiate relief under its bank facility or arrange for alternative financing from Triarc. (See "Proposed Transactions" below).

Proposed Transactions

  On March 13, 1996 National Propane Partners, L.P. (the
"Partnership") was organized to acquire, own and operate the Company's propane business which, prior thereto, was operated by National Propane, an indirect wholly-owned subsidiary of the Company. On May 14, 1996 the Partnership filed Amendment No. 1 to a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an initial public offering of 6.2 million of its limited partner interest common units, representing 51.8% of the Partnership, for an aggregate offering price, net of expenses, of $118.2 million (the "Offering"). The sale of such limited partner interests, if consummated, is expected to result in a gain to the Company, the amount of which cannot presently be determined. The Partnership will concurrently issue 5.3 million subordinated units, representing approximately 44.2% of the Partnership, as well as an aggregate 4% unsubordinated general partner interest in the Partnership to wholly-owned subsidiaries of the Company. Assuming consummation of the Offering, the Company will transfer substantially all of its propane-related assets and liabilities (other than a receivable from Triarc, deferred financing costs and net deferred income tax liabilities of $81.4 million, $4.4 million and $21.4 million, respectively, at March 31, 1996) to the Partnership. In connection therewith the Partnership will issue $120.0 million of first mortgage notes to institutional investors and repay all of the outstanding borrowings under the existing National Propane bank facility ($127.3 million as of March 31, 1996). The early repayment of the existing National Propane bank facility will result in an extraordinary charge for the write-off of unamortized deferred financing costs, net of income tax benefit, which as of March 31, 1996 would have amounted to approximately $2.7 million. There can be no assurances, however, that the Company will be able to consummate these transactions.

  As noted above, the Company is in the process of finalizing a $50.0 million revolving and term loan facility at C.H. Patrick (the "Patrick Facility"). The Patrick Facility will consist of a $15.0 million revolving credit facility and two term loans aggregating $35.0 million. It is expected that approximately $1.0 million of the revolving credit facility will be borrowed at the closing for certain fees and expenses with the remainder to be used for C.H. Patrick's working capital requirements. The proceeds of the term loan borrowings are intended to be distributed to Triarc.

  Assuming consummation of the above proposed transactions as of March 31, 1996, the Company would realize net cash proceeds, after repayment of debt, income taxes and transaction related expenses, of approximately $140.0 million. Accordingly, the Company would have adequate cash resources to meet all of its 1996 cash requirements. The excess over 1996 cash requirements will be available for general corporate purposes, including acquisitions and/or additional investments in certain of Triarc's subsidiaries.

Contingencies

  The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K. After considering amounts provided in prior periods, the Company does not believe that such contingencies, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.
Part II.Other Information

  The statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; construction schedules; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in Triarc's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 1.  Legal Proceedings

  Legal Proceedings
  -----------------

  In November, 1995, Triarc commenced an action in New York State court alleging that the three former court-appointed directors violated the release/agreements they executed in March 1995 by seeking additional fees of $3.0 million. The action has been removed to federal court in New York, and Triarc has requested leave to move for summary judgement. The motion is pending. The defendants have filed a third-party complaint against Nelson Peltz, a Director and Chairman and Chief Executive Officer of Triarc, seeking judgement against him for any amounts received by Triarc against them, and an order stating that the defendants must be returned to Triarc's Board of Directors and that Nelson Peltz must honor all provisions of a February 9, 1993 undertaking given by DWG Acquisition Group, L.P.

  On December 11, 1995, Triarc and Chesapeake commenced a proceeding in the Bankruptcy Court under section 1144 of the Bankruptcy Code, naming Victor Posner, SMC and APL as defendants, and naming the official committee of unsecured creditors of APL as a nominal defendant (the "1144 Proceeding"). Triarc commenced the 1144 proceeding because of motions pending on December 11, 1995 (the final date on which such a proceeding could be commenced under the Bankruptcy Code), in which APL and SMC sought to continue prosecuting the APL Litigation against Triarc and Chesapeake notwithstanding that the Plan required the dismissal of the APL Litigation with prejudice. In the event APL and SMC were to prevail in such attempts, Triarc would seek to have the confirmation order revoked or modified in certain respects, including to prevent the prosecution of the APL Litigation against Triarc and Chesapeake. On January 25, 1996, SMC and APL filed a motion to dismiss the 1144 Proceeding on the grounds that (i) the Bankruptcy Court is unable to grant effective relief since the Plan has been substantially consummated, (ii) Triarc and Chesapeake are estopped from seeking relief under section 1144 and (iii) the complaint in the 1144 Proceeding fails to state a claim upon which relief can be granted. On February 12, 1996, Triarc and Chesapeake filed a response to the motion to dismiss and on February 16, 1996, SMC and APL filed a reply. On February 26, 1996, the committee of unsecured creditors of APL filed an answer and affirmative defenses to the complaint in the 1144 Proceeding, denying that the Plan required the dismissal of the APL Litigation and asserting as an affirmative defense that the complaint in the 1144 Proceeding fails to state a claim upon which relief can be granted. On April 15, 1996, the court granted the motion and dismissed the 1144 Proceeding. The Company has moved for rehearing.

  Environmental Matters
  ---------------------

  In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control (the "DHEC") that it discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects
(i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. Subsequently, DHEC requested Graniteville to submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond. Graniteville submitted a proposed protocol for monitoring sediment deposition in Langley Pond on April 26, 1995. DHEC responded to this proposal on October 30, 1995 requesting some additional information. This information was provided to DHEC in February 1996. Graniteville is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's apparent conclusion in March 1994 and the absence of reasonable remediation alternatives, and the assumption of Graniteville's liability with respect to this matter by the purchaser in the Graniteville Sale (as defined in Item 5 below), subject to certain indemnification obligations of the Company for liabilities incurred by the purchaser in excess of certain specified minimums, Triarc believes the ultimate outcome of this matter will not have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 5. Other Information."

  Graniteville owns a nine acre property in Aiken County, South
Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville and sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. Graniteville conducted an initial investigation in June 1992 which included the installation and testing of two ground water monitoring wells. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill. On April 7, 1995 Graniteville submitted a conceptual investigation approach to DHEC. On August 22, 1995 DHEC requested that Graniteville enter into a consent agreement to conduct an investigation. Graniteville has responded to DHEC that a consent agreement is inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve Graniteville's April 7, 1995 conceptual investigation approach. The cost of the study proposed by Graniteville is estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, Graniteville is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, and the assumption of Graniteville's liability with respect to this matter by the purchaser in the Graniteville Sale, subject to certain indemnification obligations of the Company for liabilities incurred by the purchaser in excess of certain specified minimums, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 5. Other Information."

  In May 1994, National Propane was informed of coal tar contamination which was discovered at its properties in Marshfield, Wisconsin. National Propane purchased the property from a company which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National Propane engaged environmental consultants who began work in August 1994. In December 1994, the environmental consultants issued a report to National Propane which estimated the range of potential remediation costs to be between approximately $0.4 million and $0.9 million, depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. In February 1996, based upon new information, National Propane's environmental consultants issued a second report which presented the two most likely remediation methods and revised estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of ground water and excavation, treatment and disposal of contaminated soil, is from $1.6 million to $3.3 million. The range for the second method, which involves building a containment wall and treatment of ground water, is between $0.4 million and $0.8 million. Based on discussions with National Propane's environmental consultants, both methods are acceptable remediation plans. National Propane will have to agree upon the final plan with the State of Wisconsin. Since receiving notice of the contamination, National Propane has engaged in discussion of a general nature concerning remediation with the State of Wisconsin. Those discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. National Propane is also engaged in ongoing discussions of a general nature with the Successor. There is as yet no indication that the Successor will share the costs of remediation. National Propane is in the process of notifying its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation. If National Propane is found liable for any of such costs, it will attempt to recover such costs from a successor owner (the "Successor"). Based on currently available information and since (i) the extent of the alleged contamination is not known, (ii) the preferable remediation method is not known and the estimate of the costs thereof are only preliminary, and (iii) even if National Propane were deemed liable for remediation costs, it could possibly recover such costs from the Successor, Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." National Propane's liability with respect to this matter is expected to be assumed by a master limited partnership being formed by National Propane. See "Item 1. Business -- Strategic Alternatives" and "Business Segments -- Liquefied Petroleum Gas" in Triarc's Annual Report on Form 10-K for the year ended December 31, 1995.

  As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and ground water for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations. Remediation has been completed on four of these sites and is ongoing at the others. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site, and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1996 and 1997. Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, eight have been remediated through March 31, 1996 and remediation is ongoing at one site. Remediation has not yet commenced at the remaining six sites. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of two sites which may in the future require demolition. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all such remediation and/or removal and demolition will approximate $5,350,000, of which $1,500,000, $2,700,000 (including a 1994 reclassification of $500,000) and $1,150,000 were provided prior to Fiscal 1993, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of $4,166,000 through March 31, 1996 and has a remaining accrual of $1,184,000. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated financial position or results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -- Liquidity and Capital Resources."

Item 5. Other Information

  On April 29, 1996, Graniteville Company, a South Carolina corporation ("Graniteville") and an indirect wholly-owned subsidiary of Triarc, sold (the "Graniteville Sale") substantially all of Graniteville's textile business (the "Graniteville Business"), other than the assets and operations of C.H. Patrick & Co., Inc. ("Patrick") and certain other excluded assets, to Avondale Mills, Inc. ("Avondale"), a wholly-owned subsidiary of Avondale Incorporated. The purchase price for the Graniteville Business was $255 million in cash, subject to certain post-closing adjustments. As part of the Graniteville Sale, Avondale assumed all liabilities relating to the Graniteville Business, other than income taxes, long-term debt (which was repaid by Graniteville on April 29, 1996 as part of the Graniteville Sale) and certain other specified liabilities.

  In connection with the Graniteville Sale, Avondale and Patrick entered into a 10-year supply agreement (the "Supply Agreement") pursuant to which Patrick has the right to supply to the combined Graniteville/Avondale textile operations certain of its dyes and chemicals.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

  2.1 -     Asset Purchase Agreement dated as of March
            31, 1996 by and among Avondale Mills, Inc.,
            Avondale Incorporated, Graniteville Company and Triarc Companies, Inc. incorporated herein by reference to Exhibit 2 to Triarc's
            Current Report on Form 8-K dated April 18,
            1996 (SEC File No. 1-2207).

  27.1 -    Financial Data Schedule for the fiscal
            quarter ended March 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

  (b)   Reports on Form 8-K

        The Registrant filed a report on Form 8-K on January 31, 1996 with respect to (i) a letter of intent entered into by the Registrant and Avondale Incorporated ("Avondale") pursuant to which Registrant agreed, subject to completion of definitive documentation, receipt of regulatory approvals, and other customary closing conditions, to sell the business of its subsidiary, Graniteville Company (excluding C.H. Patrick & Co., Inc. and certain other non-textile related assets), to Avondale and (ii) the Registrant's plan to file a registration statement with the Securities and Exchange Commission with respect to an underwritten initial public offering of common units of a master limited partnership to be formed by National Propane Corporation, a subsidiary of the Registrant.

        The Registrant filed a report on Form 8-K on February 22, 1996 with respect to the redemption by Southeastern Public Service Company, a subsidiary of the Registrant, of all of its outstanding 11 7/8% Senior Subordinated Debentures due February 1, 1998.

        The Registrant filed a report on Form 8-K on March 27, 1996 with respect to the issuance by the Registrant of a press release relating to the filing of a registration statement with respect to an underwritten initial public offering of common units of a master limited partnership formed by National Propane Corporation, a subsidiary of the Registrant.

            TRIARC COMPANIES, INC. AND SUBSIDIARIES




                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    TRIARC COMPANIES, INC.





Date:  May 15, 1996                By: /S/ JOSEPH A. LEVATO
                                   ------------------------
                                   Joseph A. Levato
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Company)



                                   By: /S/ FRED H. SCHAEFER
                                   ------------------------
                                   Fred H. Schaefer
                                   Vice President and
                                   Chief Accounting Officer
                                   (Principal accounting officer)