Form 10-Q
period 1996-06-30
TRIARC COMPANIES INC
filed 1996-08-14
CIK 30697

- -------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                         OR

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from -------------------- to-----------------

Commission file number: 1-2207


                               TRIARC COMPANIES, INC.
               (Exact name of registrant as specified in its charter)


         Delaware                                             38-0471180
         --------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 900 Third Avenue, New York, New York                           10022
 ------------------------------------                           -----
Address of principal executive offices)                       (Zip Code)

                                   (212) 230-3000
                                   --------------
                (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes (X)     No (  )

         There were 23,884,129 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of July 31, 1996.


- -------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,    June 30,
                                                         1995 (A)        1996
                                                         --------        ----
                                                             (In thousands)
                     ASSETS                                    (Unaudited)
Current assets:
 Cash and cash equivalents...........................   $   64,205     $ 133,420
 Restricted cash and cash equivalents................       34,033         2,889
 Marketable securities...............................        7,397           437
 Receivables, net....................................      168,534        87,588
 Inventories.........................................      118,549        58,914
 Deferred income tax benefit.........................        8,848        10,630
 Prepaid expenses and other current assets ..........       11,262         9,042
                                                        ----------     ---------
   Total current assets..............................      412,828       302,920
Properties, net......................................      331,589       213,564
Unamortized costs in excess of net assets of
     acquired companies..............................      227,825       214,080
Unamortized trademarks...............................       57,146        55,176
Deferred costs and other assets......................       56,578        50,733
                                                        ----------     ---------
                                                        $1,085,966     $ 836,473
                                                        ==========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt...................   $   83,531     $  64,572
 Accounts payable....................................       61,908        44,097
 Accrued expenses ...................................      109,119       106,345
                                                        ----------     --------
   Total current liabilities.........................      254,558       215,014
Long-term debt.......................................      763,346       564,566
Deferred income taxes................................       24,013        23,721
Deferred income and other liabilities................       23,399        22,975
Stockholders' equity (deficit):
 Common stock........................................        3,398         3,398
 Additional paid-in capital..........................      162,020       161,468
 Accumulated deficit.................................      (97,923)     (108,259)
 Treasury stock......................................      (45,931)      (45,928)
 Other  .............................................         (914)         (482)
                                                        ----------     ---------
   Total stockholders' equity .......................       20,650        10,197
                                                        ----------     ---------
                                                        $1,085,966     $ 836,473
                                                        ==========     =========


(A) Derived from the audited consolidated financial statements as of December 31, 1995.









       See accompanying notes to condensed consolidated financial statements.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three months ended     Six months ended
                                                June 30,             June 30,
                                          ------------------     ----------------
                                           1995      1996        1995        1996
                                           ----      ----        ----        ----
                                           (In thousands except per share amounts)
                                                       (Unaudited)
Revenues:
 Net sales..............................$265,907   $231,896    $551,718    $ 548,337
 Royalties, franchise fees and other
      revenues........................... 13,374     14,581      25,556       27,033
                                        --------   --------    --------    ---------
                                         279,281    246,477     577,274      575,370
                                        --------   --------    --------    ---------
Costs and expenses:
 Cost of sales...........................203,725    159,529     416,672      395,452
 Advertising, selling and distribution... 31,006     39,592      58,968       72,100
 General and administrative.............. 32,271     29,646      64,614       64,688
                                        --------   --------    --------    ---------
                                         267,002    228,767     540,254      532,240
                                        --------   --------    --------    ---------
  Operating profit ...................... 12,279     17,710      37,020       43,130
Interest expense.........................(20,374)   (18,922)    (39,131)     (41,063)
Other income, net........................ 10,018        559      16,832        1,797
                                        --------   --------    --------    ---------
  Income (loss) before income taxes and
     extraordinary charges...............  1,923       (653)     14,721        3,864
Provision for income taxes...............   (913)    (2,930)     (6,992)      (5,662)
                                        --------   --------    --------    ---------
  Income (loss) before extraordinary
      charges...........................   1,010     (3,583)      7,729       (1,798)
Extraordinary charges....................    --      (7,151)        --        (8,538)
                                        --------   --------    --------    ---------
  Net income (loss)......................$ 1,010   $(10,734)   $  7,729    $ (10,336)
                                         =======   ========    ========    =========

Income (loss) per share:
  Income (loss) before extraordinary
      charges............................  $ .03   $   (.12)   $    .26    $    (.06)
  Extraordinary charges..................    --        (.24)        --          (.29)
                                         -------   --------    --------    ---------
  Net income (loss)......................$   .03   $   (.36)   $    .26    $    (.35)
                                         =======   ========    ========    =========


       See accompanying notes to condensed consolidated financial statements.


                       TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six months ended
                                                                       June 30,
                                                                 ------------------
                                                                 1995          1996
                                                                 ----          ----
                                                                   (In thousands)
                                                                    (Unaudited)

Cash flows from operating activities:
 Net income (loss).............................................$ 7,729      $(10,336)
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of properties................ 18,488        17,668
    Amortization of costs in excess of net assets of
      acquired companies.......................................  3,510         4,556
    Amortization of original issue discount and
      deferred financing costs  ...............................  3,487         3,449
    Amortization of trademarks, unearned compensation
      and other................................................  3,650         3,034
    Write-off of deferred financing costs and
      original issue discount..................................     --         8,119
    Provision for doubtful accounts............................    962         2,154
    Deferred income tax benefit................................   (110)       (2,074)
    Release of casualty insurance reserves credited
      against note payable.....................................    --         (3,000)
    Loss on sale of textile business...........................    --            500
    Gain on sales of timberland................................(11,901)          --
    Interest expense capitalized and not paid..................  1,778           --
    Other, net................................................. (1,864)       (1,549)
    Changes in operating assets and liabilities:
        Decrease (increase) in:
         Restricted cash and cash equivalents.................. (4,078)       31,144
         Receivables........................................... (9,637)      (12,343)
         Inventories........................................... (4,063)      (16,659)
         Prepaid expenses and other current assets.............   (789)          799
      Increase (decrease) in accounts payable and
           accrued expenses  .................................. (9,533)       19,620
                                                               -------       -------
     Net cash provided by (used in) operating activities....... (2,371)       45,082
                                                               -------       -------
Cash flows from investing activities:
 Capital expenditures..........................................(35,469)      (11,124)
 Business acquisitions......................................... (9,861)          (37)
 Proceeds from sale of the textile business (net of
      estimated post-closing adjustments and expenses
      paid of $9,882,000)......................................    --        247,387
 Purchase of marketable securities............................. (7,033)       (2,984)
 Proceeds from sales of marketable securities..................  8,781        10,014
 Proceeds from sales of non-core businesses and properties..... 17,178         1,125
 Other   ...................................................... (1,000)         (174)
                                                               -------       -------
    Net cash provided by (used in) investing activities........(27,404)      244,207
                                                               -------       -------
Cash flows from financing activities:
 Repayments of long-term debt (including $191,438,000 of
      long-term debt repaid in connection with the sale
      of the textile business).................................(24,022)     (254,326)
 Proceeds from long-term debt.................................. 43,917        37,427
 Payment of deferred financing costs........................... (3,370)       (1,745)
 Other       ..................................................   (545)       (1,193)
                                                               -------      --------
    Net cash provided by (used in) financing activities........ 15,980      (219,837)
                                                               -------      --------
Net cash provided by (used in) continuing operations...........(13,795)       69,452
Net cash used in discontinued operations....................... (1,333)         (237)
                                                               -------      ---------
Net increase (decrease) in cash and cash equivalents...........(15,128)       69,215
Cash and cash equivalents at beginning of period............... 80,064        64,205
                                                               -------      --------
Cash and cash equivalents at end of period.....................$64,936      $133,420
                                                               =======      ========


       See accompanying notes to condensed consolidated financial statements.
                                     4

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


(1) Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and June 30, 1996 and its results of operations for the three-month and six-month periods ended June 30, 1995 and 1996 and its cash flows for the six-month periods ended June 30, 1995 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K").

   The accompanying condensed consolidated financial statements include the results of operations and financial position of Mistic (see Note 9) subsequent to its acquisition on August 9, 1995 and the results of operations and financial position of the Textile Business (see Note 10) through its sale on April 29, 1996.

   Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Inventories

   The following is a summary of the components of inventories:

                                                         December 31,   June 30,
                                                            1995         1996
                                                            ----         ----
                                                              (In thousands)

      Raw materials....................................   $ 40,195      $28,382
      Work in process...................................     6,976          523
      Finished goods....................................    71,378       30,009
                                                          --------      -------
                                                          $118,549      $58,914
                                                          ========      =======

(3) Properties

   The following is a summary of the components of properties, net:

                                                        December 31,   June 30,
                                                            1995         1996
                                                            ----         ----
                                                              (In thousands)

   Properties, at cost...................................$ 556,390     $375,779
   Less accumulated depreciation and amortization......... 224,801      162,215
                                                          --------     --------
                                                          $331,589     $213,564
                                                          ========     ========

(4) Long-Term Debt

   On May 16, 1996 C.H. Patrick and Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of TXL Corp. (formerly Graniteville Company ("Graniteville")), a wholly-owned subsidiary of the Company, entered into a $50,000,000 revolving credit and term loan facility (the "Patrick Facility"). The Patrick Facility consists of revolving loans (the "Revolving Loans") under a $15,000,000 revolving credit facility and two term loans (the "Term Loans") in initial amounts aggregating $35,000,000 ($34,437,500 outstanding as of June 30, 1996). The $36,000,000 initial borrowing under the Patrick Facility consisted of $1,000,000 of Revolving Loans and $35,000,000 of the Term Loans (the proceeds of the Term Loans were dividended to Triarc). Through July 29, 1996 borrowings

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


under the Patrick Facility bore interest at a base rate (the "Base Rate") representing the higher of the prime rate or 1/2% over the Federal funds rate. Subsequent thereto, borrowings bear interest at rates based either on the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") or the Base Rate, at the option of C.H. Patrick. Revolving Loans and one of the two Term Loans in the amount of $15,000,000 bear interest at 2 3/4% over LIBOR or 1 3/4% over the Base Rate and the Term Loan in the amount of $20,000,000 bears interest at 3 1/4% over LIBOR or 2 1/4% over the Base Rate. Revolving Loans mature in full in 2001 and the remaining $34,437,500 of Term Loans amortize in annual amounts commencing at $1,125,000 in the remainder of 1996 increasing annually to $10,437,500 in 2002 with a final payment of $3,062,500 due in March 2003. The borrowing base for revolving credit loans is the excess of (i) 85% of eligible accounts receivable, (ii) 75% of accounts receivable due from the buyer of the Textile Business (see Note 10), (iii) the lesser of (a) 50% of eligible inventory and (b) $10,000,000 and (iv) any amounts deposited with the lenders in respect of letter of credit liabilities over $50,000. The Patrick Facility agreement includes certain restrictive covenants including financial amount and ratio tests and, except for the aforementioned $35,000,000 dividend paid to Triarc, a restriction on the payment of dividends and advances. Borrowings under the Patrick Facility are guaranteed by Triarc and are secured by the capital stock and substantially all of the assets of C.H. Patrick. C.H. Patrick incurred fees and costs of approximately $1,800,000 in connection with the Patrick Facility which will be deferred and amortized using the interest rate method over the term of the Patrick Facility borrowings.

(5) Extraordinary Charges

   In connection with the February 22, 1996 and April 29, 1996 early extinguishment of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 and all of the debt of Graniteville, including the Graniteville credit facility, in connection with the sale of the Textile Business (see Note
10), respectively, the Company recognized extraordinary charges consisting of the following:

                                                     Three months ended  Six months ended
                                                        June 30, 1996     June 30, 1996
                                                        -------------     -------------
                                                                 (In thousands)
 Write-off of unamortized deferred financing costs........$ 5,985           $ 6,343
 Write-off of unamortized original issue discount.........    --              1,776
 Prepayment penalties (including minimum commissions
      through April 1999).................................  5,519             5,519
                                                         --------           -------
                                                           11,504            13,638
 Income tax benefit......................................   4,353             5,100
                                                         --------           -------
                                                         $  7,151           $ 8,538
                                                         ========           =======

(6) Income (Loss) Per Share

   The number of common shares used in the calculations of income (loss) per share were as follows:

                                             Three months ended   Six months ended
                                                   June 30,           June 30,
                                              -----------------  -----------------
                                                1995      1996     1995     1996
                                                ----      ----     ----     ----
                                                        (In thousands)
   Weighted average number of  common shares
      outstanding...............................29,913   29,916   29,617   29,916
   Common equivalent shares-effect of dilutive
      stock options..............................  335      --       242      --
                                                ------   ------   ------   ------
   Common and common equivalent shares .........30,248   29,916   29,859   29,916
                                                ======   ======   ======   ======

   Fully diluted income (loss) per share is not applicable for any period since contingent issuances of common shares would have been antidilutive or had no effect on income (loss) per share.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


(7) Transactions with Related Parties

   The Company continues to have related party transactions of the same nature and general magnitude as those described in Note 29 to the consolidated financial statements contained in the Form 10-K.

(8) Contingencies

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

(9) Mistic Acquisition

   On August 9, 1995 Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to- drink brewed iced teas and naturally flavored sparkling waters. See Note 28 to the consolidated financial statements contained in the Form 10-K for a more complete discussion of the Mistic Acquisition.

   The results of operations of the Acquired Business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited supplemental pro forma information of the Company for the six months ended June 30, 1995 gives effect to the Mistic Acquisition and related financing as if the transactions had been consummated on January 1, 1995. The unaudited supplemental pro forma condensed financial information is presented for comparative purposes only and does not purport to be indicative of the actual results of operations had the Mistic Acquisition actually been consummated on January 1, 1995 or of the future results of operations of the combined company and are as follows (in thousands except per share amount):

   Revenues..........................................................$641,030
   Operating profit..................................................  33,274
   Net income........................................................   2,418
   Net income per share..............................................    0.08

(10) Sale of Textile Business

   On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemicals business of C.H. Patrick and certain other excluded assets and liabilities (the "Textile Business"), to Avondale Mills, Inc. ("Avondale"), for $257,269,000 in cash, subject to certain post-closing adjustments (of which $5,000,000 was paid in May 1996). Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191,438,000 which was repaid at the closing and certain other specified liabilities. In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement pursuant to which C.H. Patrick is supplying textile dyes and chemicals to the combined Graniteville/Avondale business. C.H. Patrick's right to supply Avondale is conditioned upon certain bidding procedures which could result in Avondale purchasing the products from another seller. As a result of the Graniteville Sale, the Company recorded an estimated pre-tax loss of $500,000 (including an $8,367,000 write-off of unamortized goodwill which has no tax benefit) and an income tax provision of $3,000,000 resulting in a loss of $3,500,000 (exclusive of the extraordinary charge discussed in Note 5 above). Such amounts are subject to certain post-closing adjustments as noted above. As previously set forth, the results of operations of the Textile Business have been included in the accompanying condensed consolidated statements of operations through April 29, 1996. See Note 11 for supplemental pro forma information for the six-month period ended June 30, 1996 giving effect to the sale of the Textile Business.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


   The assets and liabilities of the Textile Business sold and a reconciliation to the cash proceeds received to date from the sale of the Textile Business, net of estimated post-closing adjustments and expenses paid to date of $9,882,000, are as follows (in thousands):

   Receivables, net................................................$ 91,135
   Inventories...................................................... 76,294
   Prepaid expenses and other current assets........................  1,421
   Accounts payable and accrued expenses............................(39,497)
   Properties, net..................................................111,039
   Unamortized costs in excess of net assets of acquired companies..  8,367
   Other non-current liabilities, net...............................   (872)
                                                                   --------
        Net assets of the Textile Business..........................247,887
   Pre-tax loss on sale of Textile Business.........................   (500)
                                                                   --------
        Proceeds from sale of the Textile Business.................$247,387
                                                                   ========

(11) Subsequent Events

    Propane Transactions

   In July 1996 National Propane Partners, L.P. (the "Partnership"), a newly formed limited partnership organized to acquire, own and operate the propane business of National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, consummated an initial public offering of an aggregate 6,301,550 of its limited partner interest common units (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $132,333,000 before underwriting discounts and commissions and other expenses related to the offering. The sale of such limited partner interests is expected to result in an after-tax gain to the Company of approximately $48,000,000, subject to finalization, which will be recorded during the third quarter of 1996. The Partnership concurrently issued to National Propane 4,533,638 subordinated units, representing an approximate 40.2% subordinated general partner interest in the Partnership, as well as a combined aggregate 4.0% unsubordinated general partner interest in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). In connection therewith, National Propane transferred substantially all of its propane-related assets and liabilities (principally other than a receivable from Triarc, deferred financing costs and net income tax liabilities of $81,392,000, $4,102,000 and $19,970,000, respectively) to the Operating Partnership. Further, on July 2, 1996 the Operating Partnership issued $125,000,000 of 8.54% first mortgage notes due June 30, 2010, (the "First Mortgage Notes" - see below) to institutional investors and repaid $128,469,000 of National Propane's long-term debt (including $123,188,000 of outstanding borrowings under National Propane's existing bank facility). The early extinguishment of National Propane's long-term debt on July 2, 1996 will result in an extraordinary charge for the write-off of unamortized deferred financing costs and prepayment penalties, net of income tax benefit, in the third quarter of 1996 of $2,616,000.

   The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for the six-month period ended June 30, 1996 gives effect to the sale of the Textile Business and the repayment of related debt (see Note 10) and, in a second step, the initial public offering of the Partnership and related transactions discussed above, as if such transactions had been consummated as of January 1, 1996. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amount):

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)

                                                                  Pro Forma for
                                                                 the Sale of the
                                                Pro Forma      Textile Business and
                                             for the Sale of      the Partnership
                                               the Textile        Initial Public
                                                 Business            Offering
                                                 --------            --------

 Revenues........................................$427,361              $427,361
 Operating profit................................  37,085                36,335
 Loss before extraordinary charges...............    (310)               (1,578)
 Loss before extraordinary charges per share.....   (0.01)                (0.05)

    The First Mortgage Notes issued on July 2, 1996 bear interest at a fixed annual rate of 8.54% and are due in equal annual amounts of $15,625,000 from June 2003 through June 2010. The agreement pursuant to which the First Mortgage Notes were issued contains certain restrictive covenants limiting, among other items, the incurrence of indebtedness, investments, asset dispositions and affiliate transactions other than in the normal course of business and restricts the payment of dividends. The First Mortgage Notes are secured by substantially all of the assets of the Operating Partnership and are guaranteed by National Propane.

    On July 2, 1996, the Partnership also entered into a $55,000,000 bank credit facility (the "Propane Bank Credit Facility") with a group of banks. The Bank Credit Facility includes a $15,000,000 working capital facility (the "Working Capital Facility") and a $40,000,000 acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. The Propane Bank Credit Facility bears interest, at the Partnership's option, at either (i) LIBOR plus a margin generally ranging from 1% to 1 3/4% or (ii) the higher of (a) the prime rate and (b) the Federal funds rate plus 1/2 of 1%, in either case, plus a margin of up to 1/4%. The Working Capital Facility matures in full in July 1999. However, the Partnership must reduce the borrowings under the Working Capital Facility to $0 for a period of at least 30 consecutive days in each year between March 1 and August 31. The
Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in equal quarterly installments through July 2001. The Propane Bank Credit Facility agreement contains various covenants which (i) require meeting certain financial amount and ratio tests and (ii) limit, among other items, the incurrence of indebtedness, investments, asset dispositions and affiliate transactions other than in the normal course of business. Obligations under the Propane Bank Credit Facility are secured by substantially all of the assets of the Operating Partnership equally and rateably with the First Mortgage Notes and are guaranteed by National Propane.

    National Union Note Repayment

   On July 1, 1996 Triarc paid $27,250,000 to National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in full satisfaction of a 9 1/2% promissory note payable to National Union (the "National Union Note") with an outstanding balance of $36,487,000 (including accrued interest of $1,790,000). As a result of this early extinguishment of debt at a discount from principal, the Company will recognize an extraordinary gain in the third quarter of 1996 of $5,752,000, net of related expenses of $250,000 and income taxes of $3,235,000. The principal balance of the National Union Note is included in "Current portion of long-term debt" in the accompanying condensed consolidated balance sheet at June 30, 1996.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1995 ("Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's business segments are described therein. Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II Other Information".

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

                                            Revenues           Operating Profit
                                        Six months ended       Six months ended
                                             June 30,                June 30,
                                        ----------------       -----------------
                                        1995      1996         1995        1996
                                        ----      ----         ----        ----
                                                    (In thousands)

  Beverages...........................$ 92,177  $162,334   $ 6,234     $ 12,347
  Restaurants..........................125,524   139,719     6,453        7,806
  Propane ............................. 76,725    88,298     9,184       10,281
  Textiles.............................282,848   185,019    16,688       11,045
  Unallocated general corporate
      income (expenses) ...............    --        --     (1,539)(a)    1,651 (b)
                                      --------  --------   -------     --------
                                      $577,274  $575,370   $37,020     $ 43,130
                                      ========  ========   =======     ========

      (a) Includes a $1,691,000 charge for accelerated vesting of restricted stock of three directors who did not stand for re-election in 1995.
      (b)  Includes a $3,000,000 release of casualty insurance reserves.

    Revenues decreased $1.9 millon to $575.4 million in the six months ended June 30, 1996.

          Beverages - Revenues increased $70.2 million (76.1%) due to (i) $67.9 million of revenues from Mistic Brands, Inc. ("Mistic"), the Company's new age/premium beverage business acquired August 9, 1995 and (ii) a $2.5 million increase in finished beverage product sales (as opposed to concentrate).

          Restaurants - Revenues increased $14.2 million (11.3%) due to (i) a $12.8 million increase in net sales principally resulting from an average net increase of 50 (15.7%) company-owned restaurants and (ii) a $1.4 million increase in royalties, franchise fees and other revenues primarily resulting from an average net increase of 77 (3.1%) franchised restaurants and a 3.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates.

          Propane - Revenues increased $11.6 million (15.1%) due to higher volume primarily resulting from the significantly colder winter in 1996 compared with 1995 in virtually all markets where the propane segment has operations and niche business acquisitions and higher selling prices resulting from higher propane costs.

          Textiles (including specialty dyes and chemicals) - As discussed further below in "Liquidity and Capital Resources", on April 29, 1996 the Company sold its textile business segment other than

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


          its specialty dyes and chemical business and certain other excluded assets and liabilities (the "Textile Business"). Principally as a result of such sale, revenues of the Textile Business decreased $103.6 million (39.7%) to $157.5 million in the six months ended June 30, 1996 from $261.1 million in the six months ended June 30, 1995. In addition, lower revenues ($16.2 million) of the Textile Business in the four-month period ended April 1996 compared with the comparable 1995 period contributed to the decrease principally reflecting lower volume due to weak demand for utility wear fabrics ($15.9 million). Overall revenues of the specialty dyes and chemicals business increased $0.2 million (0.6%) while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $5.8 million (26.7%) to $27.5 million in the six months ended June 30, 1996 as revenues from sales of $5.6 million to the purchaser of the Textile Business subsequent to the April 29 sale of the Textile Business were no longer eliminated in consolidation as intercompany sales.

    Gross profit (total revenues less cost of sales) increased $19.3 million to $179.9 million in the six months ended June 30, 1996 principally due to the inclusion of Mistic ($26.5 million) in the 1996 period partially offset by the effect of the sale of the Textile Business ($9.7 million). In addition, gross profit was positively impacted by overall higher revenues in the Company's other businesses partially offset by lower overall gross margins in such businesses.

          Beverages - Margins decreased to 53.3% from 66.0% due to the inclusion in the 1996 period of the lower-margin finished product sales principally associated with Mistic (39.0%).

          Restaurants  - Margins  decreased to 31.9% from 34.7% due primarily to
          (i) higher hardware lease and software amortization costs, (ii) increased payroll costs as a percentage of net sales resulting from
          (a) costs for training of personnel in connection with Roast Town and multi-brand store conversions and (b) higher fringe benefit costs and
          (iii) a slightly lower percentage of royalties, franchise fees and other revenues to total revenues.

          Propane - Margins decreased to 26.5% from 27.2% due to higher propane costs that could not be fully passed through to customers and a shift in customer mix toward lower-margin commercial accounts.

          Textiles - Margins overall increased to 13.7% from 12.5% reflecting the greater proportion of higher-margin revenues of specialty dyes and chemicals to the total revenues of the textile segment. Margins of specialty dyes and chemicals decreased to 31.1% from 41.0% due to weak pricing reflecting competitive pressures currently being experienced in the textile industry.

    Advertising, selling and distribution expenses increased $13.1 million to $72.1 million in the six months ended June 30, 1996 due to (i) $15.2 million of expenses related to Mistic, (ii) $1.7 million of incremental advertising expenses of which $1.3 million related to Royal Crown Premium Draft Cola ("Draft Cola") which was launched in June 1995 and (iii) $1.3 million of higher advertising costs in the restaurant segment primarily attributable to the increased number of company-owned restaurants, all partially offset by $4.7 million of decreases reflecting (i) a net reduction in media spending for branded beverage products and (ii) lower couponing costs reflecting reduced bottler utilization.

    General and administrative expenses increased $0.1 million to $64.7 million in the six months ended June 30, 1996 as $7.6 million of expenses related to Mistic was substantially offset by (i) a $3.6 million decrease in the expenses of the textile segment primarily reflecting the sale of the Textile Business,
(ii) a $3.0 million release of reserves for casualty insurance in the 1996 period and (iii) other net decreases.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    Interest expense increased $1.9 million to $41.1 million in the six months ended June 30, 1996 due to higher average levels of debt reflecting borrowings resulting from the Mistic acquisition and financing for capital spending at the restaurant segment partially offset by repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996 and (ii) the $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") on February 22, 1996.

    Other income, net decreased $15.0 million to $1.8 million in the six months ended June 30, 1996. Such decrease principally resulted from net non-recurring income in the 1995 period including (i) an $11.9 million gain on the sale of timberland, (ii) a $2.3 million gain related to a January 1995 settlement agreement with Victor Posner and (iii) a $1.9 million gain on an insurance recovery relating to fire-damaged equipment, all partially offset by $1.2 million of equity in losses of a Taiwanese joint venture.

     The provision for income taxes on the income before income taxes and extraordinary charges represent effective tax rates of 147% and 48% for the six months ended June 30, 1996 and 1995, respectively. Such rates are higher than the Federal income tax statutory rate of 35% principally due to (i) the effects of amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill"), the effect of which is greater in the 1996 period due to the lower income before income taxes and extraordinary charges and, for the 1996 period, (ii) a $3.0 million income tax provision on a $0.5 million pre-tax loss on the sale of the Textile Business of which $8.4 million represents the write-off of unamortized non-deductible Goodwill.

    The extraordinary charges in the 1996 period result from the early extinguishment of all debt of the Textile Business in April 1996 and the 11 7/8% Debentures in February 1996 and are comprised of the write-off of $6.3 million of unamortized deferred financing costs and $1.8 million of unamortized original issue discount, the payment of prepayment penalties and other costs of $5.5 million, net of income tax benefit of $5.1 million.


Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

                                                Revenues           Operating Profit
                                            Three months ended    Three months ended
                                                  June 30,              June 30,
                                            ------------------    -----------------
                                             1995       1996       1995      1996
                                             ----       ----       ----      ----
                                                         (In thousands)

  Beverages................................$ 46,661   $ 92,012   $ 1,553  $ 6,873
  Restaurants............................... 68,410     72,623     4,431    5,630
  Propane................................... 26,418     28,317    (1,337)  (1,943)
  Textiles..................................137,792     53,525     7,756    5,501
  Unallocated general corporate
      income (expenses).....................    --        --        (124)   1,649 (a)
                                           --------   --------   -------  -------
                                           $279,281   $246,477   $12,279  $17,710
                                           ========   ========   =======  =======

      (a) Includes a $3,000,000 release of casualty insurance reserves.

    Revenues decreased $32.8 million to $246.5 million in the three months ended June 30, 1996.

          Beverages - Revenues increased $45.4 million (97.2%) reflecting (i) $42.0 million of revenues from Mistic, (ii) a $1.2 million volume increase in branded concentrate sales reflecting the nonrecurring effect on the 1995 second quarter of domestic forward buying in advance of an April 1, 1995 price increase, (iii) a $1.1 million volume increase in private label concentrate sales and (iv) a $1.0 million volume increase in finished soft drink sales principally resulting from the timing of the Draft Cola launch.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



          Restaurants - Revenues increased $4.2 million (6.2%) due to (i) a $3.0 million increase in net sales resulting from an average net increase of 28 (8.2%) company-owned restaurants, the effect of which was partially offset by a 2.3% decline in company-owned same-store sales and (ii) a $1.2 million increase in royalties, franchise fees and other revenues due to an average net increase of 80 (3.2%) franchised restaurants and a 3.6% increase in average royalty rates.

          Propane - Revenues increased $1.9 million (7.2%) due to higher selling prices resulting from higher propane costs and, to a lesser extent, higher volume, primarily as a result of niche business acquisitions.

          Textiles - Principally as a result of the sale of the Textile Business, revenues decreased $90.3 million (71.2%) to $36.5 million in April 1996 from $126.8 million in the three months ended June 30, 1995. Overall revenues of the specialty dyes and chemicals business increased $0.4 million (2.0%) while revenues of this business included in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $6.0 million (54.3%) to $17.0 million in the three months ended June 30, 1996 as revenues from $5.6 million of sales to the purchaser of the Textile Business subsequent to the April 29 sale were no longer eliminated in consolidation as intercompany sales.

    Gross profit increased $11.4 million to $86.9 million in the three months ended June 30, 1996 principally due to the inclusion of Mistic ($16.5 million) in the 1996 period partially offset by the effect of the sale of the Textile Business ($7.2 million). In addition, gross profit was positively impacted by overall higher revenues in the Company's other businesses partially offset by lower gross margins in such businesses.

          Beverages - Margins decreased to 52.6% from 64.8% principally due to the inclusion in the 1996 period of the lower-margin finished product sales associated with Mistic (39.3%).

          Restaurants - Margins declined to 33.3% from 35.4% due primarily to higher hardware lease and software amortization costs and increased payroll costs as a percentage of net sales resulting from (a) costs for training of personnel in connection with Roast Town and multi-brand store conversions and (b) higher fringe benefit costs.

          Propane - Margins decreased to 16.3% from 16.8% due to higher propane costs that could not be fully passed through to customers and a shift in customer mix toward lower-margin commercial accounts.

          Textiles - Margins overall increased to 18.2% from 12.1% reflecting the greater proportion of higher-margin revenues of the specialty dyes and chemicals business to the total revenues of the textile segment. Margins of specialty dyes and chemicals decreased to 28.3% from 41.1% due to weak pricing reflecting competitive pressures currently being experienced in the textile industry.

    Advertising, selling and distribution expenses increased $8.6 million to $39.6 million in the three months ended June 30, 1996 principally due to $10.0 million of expenses related to Mistic partially offset by (i) $1.2 million of lower expenses of the textile segment reflecting the sale of the Textile Business and (ii) a $0.7 million decrease in the expenses of the beverage segment due to a $1.2 million net reduction in media spending for branded products partially offset by $0.5 million of incremental advertising expenses principally related to Draft Cola.

    General and administrative expenses decreased $2.6 million to $29.6 million in the three months ended June 30, 1996 due to (i) a $3.5 million decrease in the expenses of the textile segment primarily reflecting the sale of the Textile Business and (ii) a $3.0 million release of reserves for casualty insurance in the 1996 period, both partially offset by $3.7 million of

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


expenses related to Mistic.

    Interest expense decreased $1.5 million to $18.9 million in the three months ended June 30, 1996 due to lower average levels of debt reflecting repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996 and (ii) the $36.0 million principal amount of the 11 7/8% Debentures on February 22, 1996, partially offset by borrowings resulting from the Mistic acquisition and financing for capital spending at the restaurant segment.

    Other income, net decreased $9.5 million to $0.6 million in the three months ended June 30, 1996. Such decrease principally resulted from net non-recurring income in the 1995 period including a $10.7 million gain on the sale of timberland partially offset by $0.9 million of equity in losses of a Taiwanese joint venture.

    The Company recorded a provision for income taxes of $2.9 million despite a loss before income taxes and extraordinary charges of $0.7 million for the three months ended June 30, 1996 while the provision for income taxes of $0.9 million on pre-tax income for the three months ended June 30, 1995 represents an effective tax rate of 47%. The provision for the 1996 period and the higher effective tax rate for the 1995 period compared with the Federal income tax statutory rate of 35% are due to the effect of amortization of Goodwill and, for the 1996 period, the aforementioned $3.0 million income tax provision on the $0.5 million pre-tax loss on the sale of the Textile Business.

    The extraordinary charge in the 1996 period results from the early extinguishment of all debt of the Textile Business in April 1996 and is comprised of the write-off of $6.0 million of unamortized deferred financing costs, the payment of prepayment penalties and other costs of $5.5 million, net of income tax benefit of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash and cash equivalents (collectively, "cash") increased $69.2 million during the six months ended June 30, 1996 to $133.4 million primarily reflecting cash provided by (i) operating activities of $45.1 million and (ii) investing activities of $244.2 million partially offset by cash used in financing activities of $219.8 million. The net cash provided by operating activities principally reflects cash provided by changes in operating assets and liabilities of $22.6 million, non-cash charges for (i) depreciation and amortization of $28.7 million and (ii) the write-off of deferred financing costs and original issue discount of $8.1 million (see Note 5 to the accompanying condensed consolidated financial statements) partially offset by a net loss of $10.3 million. The cash provided by changes in operating assets and liabilities reflected a decrease in restricted cash and cash equivalents of $31.1 million including $30.0 million restricted to the repayment of the 11 7/8% Debentures (see below) and a $19.6 million increase in accounts payable and accrued expenses partially offset by increases in inventories of $16.7 million and receivables of $12.3 million. The increase in accounts payable and accrued expenses was principally due to a $17.1 million increase in accounts payable reflecting the increase in inventories. The increase in inventories reflected higher textile segment inventories prior to the sale of the Textile Business resulting from lower sales of the Textile Business in the first quarter of 1996 compared with the last quarter of 1995 and higher beverage inventories in anticipation of the peak selling season. The increase in receivables reflected increased consolidated revenues, exclusive of those attributable to the Textile Business sold on April 29, 1996, in the second quarter of 1996 compared with the last quarter of 1995 and slower collections at Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, in the second quarter of 1996 versus the last quarter of 1995. The Company expects continued positive cash flows from operations during the remainder of 1996. The net cash provided by investing activities principally reflected net proceeds from (i) the sale of the Textile Business discussed below of $247.4 million and (ii) net sales of marketable securities of $7.0 million (see below) partially offset by capital expenditures of $11.1 million. The net cash used in financing activities consists of long-term debt repayments of $254.3 million, including $191.4 million repaid in connection with the sale of the Textile Business, partially offset by borrowings of $37.4 million.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    On February 22, 1996 the Company repaid the 11 7/8% Debentures which had outstanding principal at that date of $36.0 million (carrying value of $34.2 million net of original issue discount of $1.8 million). The cash for such redemption came from (i) $30.0 million of borrowings in December 1995 under the bank facility of National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc, the proceeds of which had been classified as restricted cash at December 31, 1995 as they were restricted to the redemption of the 11 7/8% Debentures and (ii) liquidation of $7.0 million of marketable securities.

    On July 1, 1996 Triarc paid $27.3 million to National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in full satisfaction of a 9 1/2% promissory note payable to National Union (the "National Union Note") with an outstanding balance of $36.5 million (including accrued interest of $1.8 million). As a result of this extinguishment of debt, the Company will recognize an extraordinary gain, net of related expenses and income taxes, in the third quarter of 1996 of $5.8 million.

    On May 16, 1996 C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of TXL Corp. (formerly Graniteville Company ("Graniteville"), a wholly-owned subsidiary of the Company, entered into a $50.0 million revolving credit and term loan facility (the "Patrick Facility"). The Patrick Facility consists of a $15.0 million revolving credit facility and two term loans in initial aggregate amounts of $35.0 million ($34.4 million outstanding at June 30, 1996). The $36.0 million initial borrowing under the Patrick Facility consisted of $1.0 million of revolving credit loans and $35.0 million of term loans (the "Term Loans"), the $35.0 million proceeds of which were dividended to Triarc. See Note 4 to the accompanying condensed consolidated financial statements for further discussion of the Patrick Facility.

     In July 1996 National Propane Partners, L.P. (the "Partnership"), a newly formed limited partnership organized to acquire, own and operate the propane business of National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, consummated an initial public offering of an aggregate 6.3 million of its limited partner interest common units (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering  price of $21.00 per Common  Unit  aggregating  $132.3  million  before underwriting discounts and commissions and other expenses related to the offering. The sale of such limited partner interests is expected to result in an after tax-gain to the Company of approximately $48.0 million, subject to finalization, which will be recorded during the third quarter of 1996. The Partnership concurrently issued approximately 4.5 million subordinated units (the "Subordinated Units"), representing an approximate 40.2% subordinated general partner interest in the Partnership, as well as a combined 4.0% unsubordinated general partner interest (the "Unsubordinated General Partner Interest") in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership") to National Propane. In connection therewith, National Propane transferred substantially all of its propane-related assets and liabilities (principally other than a receivable from Triarc, deferred financing costs and net income tax liabilities of $81.4 million, $4.1 million and $20.0 million, respectively) to the Operating Partnership. Further, on July 2, 1996 the Operating Partnership issued $125.0 million of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") to institutional investors and repaid $128.5 million of National Propane's long-term debt (including $123.2 million of outstanding borrowings under National Propane's existing bank facility). The early prepayment of National Propane's long-term debt on July 2, 1996 will result in an extraordinary charge for the write-off of unamortized deferred financing costs, net of income tax benefit, in the third quarter of 1996 of $2.6 million. The First Mortgage Notes bear interest at a fixed annual rate of 8.54% and are due in equal annual amounts of $15.625 million from June 2003 through June 2010. On July 2, 1996, the Partnership also entered into a $55.0 million bank credit facility (the "Propane Bank Credit Facility") with a group of banks. The Propane Bank Credit Facility includes a $15.0 million working capital facility and a $40.0 million acquisition facility (the "Acquisition Facility") the use of which is restricted to business acquisitions and capital expenditures for growth. As of July 2, 1996 there were no borrowings under the Propane Bank Credit Facility. See Note 11 to the accompanying condensed consolidated financial statements for further discussion of the First Mortgage Notes and the Propane Bank Credit Facility.

    On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of the Textile Business to Avondale Mills, Inc. ("Avondale") for $257.3 million in cash, before expenses and certain post-closing adjustments (of which $5.0 million

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


was paid in May 1996). Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191.4 million which was repaid at the closing and certain other specified liabilities. The Graniteville Sale has resulted in net cash proceeds of $55.9 million after estimated post-closing adjustments and expenses paid to date and is subject to the payment of remaining expenses, including income taxes to be paid in cash, currently estimated to be approximately $12.0 million and the finalization of post-closing adjustments. The discussion below sets forth the liquidity and capital resources of the remaining operations of the Company excluding the Textile Business.

    Consolidated capital expenditures, including capital leases, amounted to $11.4 million for the first six months of 1996. The Company expects that capital expenditures during the remainder of 1996 will approximate $21.0 million. These anticipated expenditures are principally in the restaurant segment in furtherance of its business strategies, principally for the conversion of existing company-owned restaurants to Roast Town and multi-brand concept restaurants, and, to a lesser extent, construction of new restaurants and replacement of equipment. As of June 30, 1996 there were approximately $8.0 million of outstanding commitments for capital expenditures. The Company anticipates that it will meet its capital expenditure requirements through existing cash, cash flows from operations, leasing arrangements and, to the extent such capital expenditures relate to the restaurant segment, also through borrowings under mortgage and equipment note financing agreements (the "FFCA Loan Agreements") entered into by Arby's Restaurant Development Corporation ("ARDC") and Arby's Restaurant Holding Company ("ARHC"), wholly-owned subsidiaries of RCAC.

    Under the Company's various credit arrangements, which are described in detail in Note 15 to the consolidated financial statements contained in the Form 10-K as supplemented herein by the disclosure in Notes 4 and 11 to the accompanying condensed consolidated financial statements relating to the Patrick Facility and the Propane Bank Credit Facility, the Company has availability as of June 30, 1996 (July 2, 1996 with respect to the Propane Bank Credit Facility) as follows: $14.0 million available under the Patrick Facility and $55.0 million available under the Propane Bank Credit Facility of which $40.0 million was limited to business acquisitions and capital expenditures for growth. In addition, under the FFCA Loan Agreements, proceeds of which are limited to financing new company-owned restaurants, ARDC and ARHC expect to utilize $3.2 million during the remainder of 1996.

    Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets are pledged as security. In addition, obligations under RCAC's 9 3/4% senior secured notes due 2000 have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. ("Arby's"), obligations under the First Mortgage Notes and the Propane Bank Credit Facility have been guaranteed by National Propane and obligations under the Patrick Facility, Mistic's bank facility and $23.4 million of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, and Mistic is pledged as well as approximately 1% of the Unsubordinated General Partner Interest. (The stock of C.H. Patrick secures the Patrick Facility and the stock of National Propane is pledged in connection with the Partnership Loan - see below).

     As discussed above, $128.5 million of National Propane's long-term debt and $36.5 million of the National Union Note were repaid subsequent to June 30, 1996. The Company's remaining debt instruments require aggregate principal payments of $19.9 million (including $15.0 million of Mistic's revolving loans which must be paid down for thirty consecutive days by March 31, 1997) during the remainder of 1996.

    In furtherance of the Company's growth strategy, the Company will consider selective acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. In connection therewith, in January 1996 Arby's and T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, reached an agreement in principle through which Arby's will purchase the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons for a purchase price of $3.5 million, consisting of an initial cash outlay of approximately $1.8 million and the balance in the form of a note. The closing is expected to occur later during the third quarter of 1996, subject to satisfaction of customary closing conditions. There can be no assurance, however, that the closing will be consummated. In July 1996 the Operating Partnership acquired the assets of two propane businesses for cash of $1.0

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


million.

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The
Company has resolved all issues related to such audit and in connection therewith expects to pay approximately $3.5 million in 1996. The IRS is currently finalizing its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145.0 million, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined. However, management of the Company does not believe the resolution of the 1989 through 1992 examination will be finalized in 1996 and, accordingly, no tax payments will be required in 1996.

    Under a program announced in July 1996, management of the Company has been authorized, when and if market conditions warrant, to repurchase until July 1997, up to $20.0 million of its Class A Common Stock.

     As of June 30, 1996 the Company's principal cash requirements, exclusive of operations, for the remainder of 1996 consist principally of capital expenditures of approximately $21.0 million, debt principal payments aggregating $19.9 million (excluding the repayments of (i) National Propane's long-term debt in connection with the Partnership's initial public offering and (ii) the National Union Note), distributions to holders of the Common Units (see below), $1.8 million for the acquisition of T.J. Cinnamons, $1.0 million for the acquisition of two propane businesses, funding for additional acquisitions if any, and treasury stock purchases. The Company anticipates meeting such requirements through existing cash ($133.4 million at June 30, 1996), net cash proceeds from the Partnership's initial public offering, cash flows from operations, availability under the Propane Bank Credit Facility and the Patrick Facility, anticipated borrowings of approximately $3.2 million under the FFCA Loan Agreements to finance new company-owned restaurants and financing a portion of its capital expenditures through capital lease arrangements.

Triarc

    Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon cash flows from its subsidiaries including loans and cash dividends and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

     In connection with the issuance of the First Mortgage Notes and the Partnership's initial public offering discussed above, on July 2, 1996 Triarc received an aggregate of $112.2 million. Such amount consisted of a dividend of $59.3 million (from the proceeds of the First Mortgage Notes), a loan from the Partnership of $40.7 million (the "Partnership Loan") and payment of previously unpaid management fees, tax sharing payments and certain other intercompany indebtedness aggregating $12.2 million. The Partnership Loan bears interest at 13 1/2% payable in cash semi-annually and is due in equal annual amounts of approximately $5.1 million from June 2003 through June 2010. Concurrently with the above transactions, an $81.4 million non-interest bearing advance payable to National Propane was reduced to $30.0 million and converted to a note payable on demand which bears interest at 13 1/2% payable in cash semi-annually. Triarc does not anticipate it will be required to make any principal payments on the $30.0 million note payable during the remainder of 1996; however, if it should be required to do so, Triarc believes it has adequate cash on hand to make such payments.

    Aside from the aforementioned $59.3 million dividend paid on July 2, 1996 and quarterly distributions, if any, from the Partnership on the Subordinated Units, Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc during the remainder of 1996 under the terms of the various indentures and credit arrangements.

    Triarc's indebtedness to subsidiaries has been significantly reduced to $72.4 million as of July 2, 1996 compared with $229.3 million as of December 31, 1995 principally as a result of dividends or cancellations of such indebtedness in connection with the Graniteville Sale and the Partnership's initial public offering. Such $72.4 million of indebtedness

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


principally consisted of the $40.7 million Partnership Loan and the remaining $30.0 million note payable to National Propane and requires no significant principal payments during the remainder of 1996.

    As a result of the Graniteville Sale and subsequent to the Partnership's initial public offering discussed above, payments received under tax sharing agreements and the reimbursement of general corporate expenses by the Textile Business have been eliminated and payments from National Propane and the Partnership will be limited. Management fees and tax-sharing payments from C.H. Patrick (which heretofore were a component of the payments from the Textile Business) and distributions, if any, from the Partnership will partially offset such decreases. As a result, Triarc will probably experience negative cash flows from operations for its general corporate expenses for the remainder of 1996.

    Triarc's sources of cash consist principally of cash on hand ($108.9 million as of June 30, 1996), reimbursement of general corporate expenses from subsidiaries in connection with management services agreements, distributions, if any, from the Partnership on the Subordinated Units and net payments received under tax sharing agreements with certain subsidiaries. Such sources will be sufficient to enable it to meet its short-term cash needs including general corporate expenses, any required advances to RCAC (see below), up to $3.9 million of remaining commitments for advances to affiliates under loan agreements and capital expenditures estimated to be $4.7 million.

RCAC

    As of June 30, 1996, RCAC's cash requirements for the remainder of 1996 consist principally of capital expenditures of approximately $13.0 million, $1.8 million for the acquisition of certain assets of T.J. Cinnamons noted above, funding for additional acquisitions, if any, and debt (including capitalized leases and affiliated notes) principal payments of $12.5 million, subject to Triarc's requirement for RCAC to repay any or all of the outstanding balance under the $10.2 million demand promissory note (the "Demand Note") included in the $12.5 million. RCAC anticipates meeting such requirements through existing cash and/or cash flows from operations, borrowings under the FFCA Loan Agreements, capital lease arrangements and, to the extent cash is required other than for repayments to Triarc under the Demand Note, borrowings from Triarc, to the extent available. RCAC may seek additional borrowings in the event that cash generated from the above sources is not sufficient to fund its capital expenditure requirements.

Mistic

    As of June 30, 1996, Mistic's principal cash requirements for the remainder of 1996 consist principally of $2.5 million of term loan payments under its bank facility and $0.2 million of capital expenditures. Further, Mistic must reduce its revolving credit loans under its bank facility ($20.0 million outstanding as of June 30, 1996) to $5.0 million for thirty consecutive days prior to March 31, 1997. Mistic anticipates meeting such requirements through cash flows from operations. Should Mistic be unable to meet all of such requirements through cash flows from operations it can defer the paydown of the revolving loans to 1997.

The Partnership

    As of June 30, 1996, the Partnership's principal cash requirements for the remainder of 1996 consist principally of capital expenditures for replacement of equipment of approximately $2.4 million, $1.0 million for the acquisition of two propane businesses noted above and funding for additional acquisitions, if any. To the extent of such acquisitions, the Partnership has $40.0 million of availability under its Acquisition Facility as of July 2, 1996. The Partnership expects its cash flows from operations will be more than sufficient to meet its replacement capital expenditure requirements. To the extent the Partnership has net positive cash flows, it must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units and the Subordinated Units within 45 days after the end of each fiscal quarter commencing in November 1996.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


C.H. Patrick

    As of June 30, 1996, C.H. Patrick's principal cash requirements for the remainder of 1996 consist principally of principal payments under its Term Loans of $1.1 million and capital expenditures of $0.6 million. C.H. Patrick anticipates meeting such requirements through cash flows from operations. Should C.H. Patrick need to supplement its cash flows, it has $14.0 million of availability under the revolving credit portion of the Patrick Facility.

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

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Part II.  Other Information

    The statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; construction schedules; trends in and strength of the textile industry; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

Item 1.  Legal Proceedings

Legal Proceedings

    In November, 1995, Triarc commenced an action in New York State court alleging that three former court-appointed directors violated the release/agreements they executed in March 1995 by seeking additional fees of $3.0 million. The action has been removed to federal court in New York, and Triarc has moved for summary judgement. The motion is pending. The defendants have filed a third-party complaint against Nelson Peltz, a Director and Chairman and Chief Executive Officer of Triarc, seeking judgement against him for any amounts received by Triarc against them.

    On June 27, 1996, the three former court-appointed directors commenced an action against Nelson Peltz, Victor Posner, and Steven Posner in the United States District Court for the Northern District of Ohio seeking an order returning the plaintiffs to Triarc's Board of Directors, a declaration that the defendants bear continuing obligations to refrain from certain financial transactions under a February 9, 1993 undertaking given by DWG Acquisition Group, L.P., and a declaration that Mr. Peltz must honor all provisions of the undertaking. Defendants have not yet responded to the complaint.

    As reported in the 1995 Form 10-K, on December 11, 1995, Triarc and Chesapeake Insurance Company Limited ("Chesapeake") commenced a proceeding in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") under section 1144 of the Bankruptcy Code, naming Victor Posner, Security Management Corporation ("SMC") and APL Corporation ("APL") as defendants, and naming the official committee of unsecured creditors of APL as a nominal defendant (the "1144 Proceeding"). On January 25, 1996, SMC and APL filed a motion to dismiss the 1144 Proceeding on the grounds that (i) the Bankruptcy Court is unable to grant effective relief since the APL Creditors Committee's First Amended Plan of Reorganization has been substantially consummated, (ii) Triarc and Chesapeake are estopped from seeking relief under section 1144 and (iii) the complaint in the 1144 Proceeding fails to state a claim upon which relief can be granted. On April 15, 1996, the court granted the motion and dismissed the 1144 Proceeding. The Company has appealed from the dismissal and its appeal is pending.

    As reported in the 1995 Form 10-K, in April 1993, the United States District Court for the Northern District of Ohio (the "Ohio Court") entered a final order approving a Modification of a Stipulation of Settlement (the "Modification") which (i) modified the terms of a previously approved stipulation of settlement (the "Original Stipulation") in an action captioned Granada Investments, Inc. v. DWG Corporation et al., an action commenced in 1989 ("Granada"), and (ii) settled two additional lawsuits pending before the Ohio Court captioned Brilliant et al. v. DWG Corporation, et al., an action commenced in July 1992 ("Brilliant"), and DWG Corporation by and through Irving Cameon et al. v. Victor Posner et al., an action commenced in June 1992 ("Cameon"). Each of the Granada, Brilliant and Cameon cases were derivative actions brought against Triarc's predecessor, DWG, and each of its then current directors (other than Triarc's court-appointed directors, in the Brilliant and Cameon cases) which alleged various instances of corporate abuse, waste and self-dealing by Victor Posner, Triarc's then current Chairman of the Board and Chief Executive Officer, and certain breaches of fiduciary duties and violations of proxy rules. The Modification continued the requirement contained in the Original Stipulation that the Triarc Board include three court appointed directors and that such directors, along with two other directors who are neither Triarc employees nor relatives of Posner, form a special committee of the Triarc Board (the "Triarc Special Committee") with authority to review and approve any newly undertaken transaction between Triarc and its subsidiaries, on the one hand, and entities or persons affiliated with Posner on the other hand, other than those transactions specifically approved in the Modification. Pursuant to the order of the Ohio Court dated February 7, 1995, the effective period under the Modification is deemed to have expired and, as of such date, the Modification was terminated. As a result, the Triarc Special Committee has been disbanded. On March 21, 1995, Triarc paid a final fee of $2.0 million to the three court-appointed members of the Triarc Special Committee and each of them delivered a release/agreement to Triarc agreeing, among other things, not to seek additional fees. See "Executive Officers -- Compensation of Directors" in Triarc's 1995 Proxy Statement. In the fall of 1995, Granada Investments, Victor Posner and the three former court-appointed members of the Triarc Special Committee asserted claims against Triarc for money damages and declaratory relief, and, in the case of the former court-appointed directors, additional fees. On January 30, 1996 the court held that it had no jurisdiction and dismissed all proceedings in this matter. Posner filed a notice of appeal, but subsequently withdrew the appeal voluntarily.

Environmental Matters

    As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and ground water for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations. Remediation has been completed on five of these sites and is ongoing at the others. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site, and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1996 and 1997. Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, nine have been remediated through June 30, 1996 at an aggregate cost of approximately $950,000. Remediation has not yet commenced at the remaining six sites. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of two sites which may in the future require demolition. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all such remediation and/or removal and demolition will approximate $5,350,000, of which $1,500,000, $2,700,000 (including a 1994 reclassification of $500,000) and $1,150,000 were provided prior to Fiscal 1993, in Fiscal 1993 and in 1994, respectively. In connection therewith, SEPSCO has incurred actual costs of [$4,166,000] through June 30, 1996 and has a remaining accrual of [$1,184,000]. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated financial position or results of operations. See "Part I, Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In 1993 Royal Crown Company, Inc. ("Royal Crown") became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994, as a result of tests necessitated by the removal of four underground storage tanks at Royal Crown's no longer used distribution site in Miami, Florida, hydrocarbons were discovered in the groundwater. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management ("DERM") to determine the extent of the contamination. The necessary testing to determine the extent of the contamination is still underway, but the early estimate of total remediation costs (in excess of amounts incurred through December 31, 1995) given by the environmental consultant retained by Royal Crown is between $150,000 and $230,000, depending on the actual extent of the contamination. In June 1996 DERM approved a remediation plan submitted by Royal Crown and remediation has commenced at the site. Additionally, in 1994 the Texas Natural Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. The environmental remediation firm retained by Royal Crown estimates the total cost of remediation to be approximately $210,000 (in excess of amounts incurred through December 31, 1995), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund. Royal Crown has incurred actual costs of $293,000, in the aggregate, through December 31, 1995 for these matters. Triarc does not believe that the outcome of these matters will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Item 4. Submission of Matters to a Vote of Security-Holders

     On June 6, 1996, Triarc held its Annual Meeting of Stockholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Stanley
R. Jaffe, Joseph A. Levato, M.L. Lowenkron, David E. Schwab II, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, ratifying the appointment of Deloitte & Touche, LLP as Triarc's independent certified public accountants.

The voting on the above matters is set forth below:

Election of Directors

         Nominee              Votes For      Votes Withheld
         -------              ---------      --------------

      Nelson Peltz            21,275,052        185,890
      Peter W. May            21,275,780        185,162
      Hugh L. Carey           21,254,509        206,443
      Clive Chajet            21,269,865        191,077
      Stanley R. Jaffe        21,258,863        202,079
      Joseph A. Levato        21,275,808        185,134
      M.L. Lowenkron          21,257,859        203,083
      David E. Schwab II      21,276,211        184,731
      Raymond S. Troubh       21,273,245        187,692
      Gerald Tsai, Jr.        21,271,872        189,070

Proposal 2 - There were 21,347,639 votes for, 64,218 votes against and 49,085 abstentions.

Item 5. Other Information

Formation of Master Limited Partnership

      As previously reported, on July 2, 1996, National Propane Partners, L.P., a newly formed Delaware limited partnership (the "Partnership"), completed its initial public offering of 6,190,476 Common Units representing limited partner interests (the "IPO") at a price of $21.00 per Common Unit. On July 22, 1996 the Partnership issued an additional 111,074 Common Units in connection with the underwriters' over-allotment option being exercised in part. For additional information regarding the IPO, see the Partnership's Registration Statement on Form S-1 (No. 333-2768).

      Immediately preceding the closing of the IPO, National Propane Corporation, a Delaware corporation ("National Propane") and National Propane SGP, Inc., a Delaware corporation ("National Propane SGP"), each an indirect wholly owned subsidiary of Triarc, (i) contributed substantially all of their assets and liabilities to National Propane, L.P. (the "Operating Partnership") and (ii) conveyed substantially all of their limited partner interests in the Operating Partnership to the Partnership. National Propane and National Propane SGP are the sole general partners of the Partnership and the Operating Partnership.

      In connection with the IPO, the Partnership made a $40.7 million loan to Triarc (the "Partnership Loan") which bears interest at an annual rate of 13.5% and is payable in eight equal annual installments beginning in July 2003. In addition, (i) National Propane issued $125 million of 8.54% First Mortgage Notes due 2010 to certain institutional investors in a private placement and (ii) the Operating Partnership entered into a bank credit facility (the "Bank Credit Facility") which consists of a $15 million working capital facility and a $40 million acquisition facility.

Repayment of Debt

      As previously reported, in July 1996, Triarc paid $27.2 million to National Union Fire Insurance Company of Pittsburgh, Pennsylvania in return for the cancellation of a 9 1/2% promissory note payable in the principal amount of $36.5 million. The principal amount of such note had previously been reduced by $3 million.

Stock Repurchase Program

      On July 8, 1996, Triarc announced that its management was authorized, when and if market conditions warranted, to purchase from time to time during the 12 month period commencing July 8, 1996 up to $20 million of its outstanding Class A Common Stock. As of August 14, 1996, Triarc repurchased 34,300 shares at an aggregate cost of approximately $390,000.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

       2.1 -Asset Purchase Agreement dated as of March 31, 1996 by and among Avondale Mills, Inc., Avondale Incorporated, Graniteville Company and Triarc Companies, Inc., incorporated herein by reference to
            Exhibit 2 to Triarc's report on Form 8-K dated April 18, 1996 (SEC File No. 1-2207).

     10.1 - Supply Agreement dated as of March 31, 1996 by and between Avondale Mills, Inc. and C.H. Patrick & Co., Inc. -- Confidential treatment has been requested for portions of the Supply Agreement -- is incorporated herein by reference to
            Exhibit 10 to Triarc's report on Form 8-K/A dated June 25, 1996 (SEC File No. 1-2207).

      27.1 -Financial Data Schedule for the six-month period ended June 30, 1996, submitted to the Securities and Exchange Commission in electronic format.

      (b)   Reports on Form 8-K

        The Registrant filed a report on Form 8-K on April 18, 1996 which contained an executed copy of the Asset Purchase Agreement dated as of March 31, 1996 by and among the Registrant, Avondale Mills, Inc., Avondale Incorporated and Graniteville Company in connection with the sale by the Registrant of the textile business of Graniteville Company.

        The Registrant filed a report on Form 8-K on May 14, 1996 with respect to the consummation of the sale of substantially all of its subsidiary Graniteville Company's textile business (excluding C.H. Patrick & Co., Inc. and certain other non-textile related assets) to Avondale Mills,
        Inc. for $255 million in cash, subject to certain post-closing adjustments.

The Registrant filed a report on Form 8-K/A on June 25, 1996 with respect to the Supply Agreement by and between C.H. Patrick & Co., Inc. and Avondale Mills, Inc. pursuant to which C.H. Patrick & Co., Inc. will supply dyes and chemicals to the combined Graniteville/Avondale textile operations subject to certain bidding procedures.
                                     23

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRIARC COMPANIES, INC.





Date:  August 14, 1996                  By: /S/ JOSEPH A. LEVATO
                                        ------------------------
                                        Joseph A. Levato
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Company)



                                        By: /S/ FRED H. SCHAEFER
                                        ------------------------
                                        Fred H. Schaefer
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal accounting officer)