Form 10-Q/A
period 1996-06-30
TRIARC COMPANIES INC
filed 1996-08-19
CIK 30697

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A
                              (Amendment No. 1)

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

           --------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

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

     This Form 10-Q/A of Triarc Companies, Inc. ("Triarc") constitutes Amendment No. 1 to Triarc's Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 1996. This amendment furnishes additional exhibits required to be filed pursuant to
Item 6(a) of the Form.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

      1.1 - Purchase Agreement by and between National Propane Partners, L.P. (the "Partnership"), Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Janney Montgomery Scott Inc., Rauscher Pierce Refsnes, Inc. and the Robinson-Humphrey Company, Inc. is incorporated herein by reference to Exhibit 1.1 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).

     10.1 - Credit Agreement, dated as of June 26, 1996, among National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT &SA, as a lender, and BA Securities, Inc., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).

     10.2 - Note Purchase Agreement, dated as of June 26, 1996, among National Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).

      10.3- Conveyance, Contribution and Assumption Agreement dated as of July 2, 1996, among National Propane Partners, L.P., National Propane Corporation and National Propane SGP, Inc., incorporated herein by reference to
               Exhibit 10.3 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).

     10.4 - Contribution and Assumption Agreement dated as of July 2, 1996, among National Propane Partners, L.P., National Propane Corporation, National Propane SGP, Inc. and National Sales & Service, Inc., incorporated herein by reference to Exhibit 10.4 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).

     10.6 - Note dated July 2, 1996 of Triarc, payable to the order of National Propane, L.P., incorporated herein by reference to Exhibit
               10.5 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).


     10.7 -    Amendment to Employment Agreement of Ronald
               D. Paliughi dated as of June 10, 1996,
               incorporated herein by reference to Exhibit
               10.7 to the Partnership's report on Form 8-K dated August 16, 1996 (SEC File No. 1-11867).

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.


Date:     August 19, 1996          TRIARC COMPANIES, INC.



                                   By:    Joseph Levato
                                      --------------------
                                      Joseph A. Levato
                                      Executive Vice President
                                      and Chief Financial Officer