Form 10-Q
period 1996-09-30
TRIARC COMPANIES INC
filed 1996-11-15
CIK 30697

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                                      Yes (X)     No (  )

        There were 23,877,222 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of October 31, 1996.


------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31, September 30,
                                                  1995 (A)       1996
                                                  --------       ----
                                                     (In thousands)
                          ASSETS                       (Unaudited)
Current assets:
 Cash and cash equivalents...................    $ 64,205     $164,726
 Restricted cash and cash equivalents........      34,033       3,175
 Marketable securities.......................       7,397      40,152
 Receivables, net............................     168,534      80,049
 Inventories.................................     118,549      61,067
 Deferred income tax benefit.................       8,848      10,715
 Prepaid expenses and other current assets ..      11,262      11,470
                                                 --------     -------
  Total current assets.......................     412,828     371,354
Properties, net..............................     331,589     217,488
Unamortized costs in excess of net assets of
 acquired companies..........................     227,825     211,979
Unamortized trademarks.......................      57,146      54,254
Deferred costs and other assets..............      56,578      54,754
                                               ----------    --------
                                               $1,085,966    $909,829
                                               ==========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt............ $   83,531    $ 23,707
 Accounts payable.............................     61,908      50,497
 Accrued expenses ............................    109,119     102,760
                                               ----------    --------
  Total current liabilities...................    254,558     176,964
Long-term debt................................    763,346     565,088
Deferred income taxes.........................     24,013      56,411
Deferred income and other liabilities.........     23,399      21,700
Minority interest ............................        --       27,942
Stockholders' equity (deficit):
 Common stock.................................      3,398       3,398
 Additional paid-in capital...................    162,020     161,469
 Accumulated deficit..........................    (97,923)    (57,805)
 Treasury stock...............................    (45,931)    (46,403)
 Other  ......................................       (914)      1,065
                                               ----------   ---------
  Total stockholders' equity .................     20,650      61,724
                                               ----------   ---------
                                               $1,085,966   $ 909,829
                                               ==========   =========


(A) Derived from the audited  consolidated  financial  statements as of December
    31, 1995.











                               2
 See accompanying notes to condensed consolidated financial statements.




                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three months ended           Nine months ended
                                                           September 30,                September 30,
                                                           -------------                -------------
                                                         1995        1996            1995          1996
                                                         ----        ----            ----          ----
                                                             (In thousands except per share amounts)
                                                                        (Unaudited)

Revenues:
 Net sales.........................                      277,362   $ 191,533    $ 829,080   $  739,870
 Royalties, franchise fees and other revenues........     14,513      14,914       40,069       41,947
                                                       ---------   ---------    ---------    ---------
                                                         291,875     206,447      869,149      781,817
                                                       ---------   ---------    ---------    ---------
Costs and expenses:
 Cost of sales......................................     210,682     128,647      627,675      524,099
 Advertising, selling and distribution..............      36,067      35,226       95,035      107,326
 General and administrative ........................      32,413      31,189       96,706       95,877
                                                       ---------   ---------    ---------    ---------
                                                         279,162     195,062      819,416      727,302
                                                       ---------   ---------    ---------    ---------
  Operating profit .................................      12,713      11,385       49,733       54,515
Interest expense....................................     (21,266)    (16,513)     (60,397)     (57,576)
Gain on sale of businesses, net ....................        --        77,123         --         76,623
Other income (expense), net ........................        (959)      2,659       15,873        4,956
                                                       ---------   ---------    ---------    ---------
  Income (loss) before income taxes, minority
   interest and extraordinary items.................      (9,512)     74,654        5,209       78,518
Benefit from (provision for) income taxes...........       3,736     (29,091)      (3,256)     (34,753)
                                                       ---------   ---------    ---------    ---------
  Income (loss) before minority interest and
    extraordinary items ............................      (5,776)     45,563        1,953       43,765
Minority interest in net loss ......................        --         1,769         --          1,769
                                                       ---------   ---------    ---------    ---------
  Income (loss) before extraordinary items..........      (5,776)     47,332        1,953       45,534
Extraordinary items ................................        --         3,122         --         (5,416)
                                                       ---------   ---------    ---------    ---------
  Net income (loss).................................     $(5,776)  $  50,454    $   1,953    $  40,118
                                                       =========   =========    =========    =========

Income (loss) per share:
  Income (loss) before extraordinary items                $(.19)   $    1.50    $     .07    $    1.52
  Extraordinary items ..............................        --           .10         --           (.18)
                                                       ---------   ---------    ---------    ---------
  Net income (loss).................................   $   (.19)   $    1.60    $     .07    $    1.34
                                                       =========   =========    =========    =========




     See accompanying notes to condensed consolidated financial statements.
                                        3



                 TRIARC COMPANIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                  1995         1996
                                                                                    (In thousands)
                                                                                      (Unaudited)
 Cash flows from operating activities:
  Net income ..........................................                          $1,953     $  40,118
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Gain on sale of partnership units in the propane business..................     --       (83,447)
     Loss on sale of textile business ..........................................     --         4,000
     Depreciation and amortization of properties................................  27,912       24,235
     Amortization of costs in excess of net assets of acquired companies.......    6,116        6,778
     Amortization of original issue discount and deferred financing costs ......   5,428        4,592
     Amortization of trademarks, unearned compensation and other................   4,772        4,801
     Write-off of deferred financing costs and original issue discount..........      --       12,245
     Deferred income tax provision (benefit) ....................................   (913)      30,531
     Provision for doubtful accounts ............................................  1,515        2,757
     Release of casualty insurance reserves credited against note payable.......  (3,000)      (3,000)
     Minority interest ..........................................................    --        (1,769)
     Gain on sales of timberland................................................  (11,971)        --
     Interest expense capitalized and not paid .................................    1,778         --
     Other, net ................................................................    2,464      (3,333)
     Changes in operating assets and liabilities:
        Decrease (increase) in:
         Restricted cash and cash equivalents ...................................   1,814      30,858
         Receivables ............................................................     (89)     (5,407)
         Inventories............................................................  (18,750)    (18,794)
         Prepaid expenses and other current assets .............................     673       (1,654)
      Increase  (decrease)  in accounts  payable and accrued  expenses ......... (24,256)      13,797
 Net cash provided by (used in) operating activities...........................  .(4,554)      57,308
 Cash flows from investing activities:
  Proceeds from sale of the textile business (net of post-closing adjustments and
    expenses paid to date of $12,709,000) .......................................   --        244,920
  Capital expenditures...........................................................(55,976)     (21,532)
  Business acquisitions.........................................................(111,286)      (4,726)
  Purchase of marketable securities.............................................  (9,425)     (41,285)
  Proceeds from sales of marketable securities..................................  11,479       10,014
  Proceeds from sales of non-core businesses and properties.....................  17,872        1,601
  Investments in common stock of affiliates.....................................  (5,340)         --
  Other ........................................................................    (164)      (1,000)
     Net cash provided by (used in) investing  activities...................... (153,676)     188,828
 Cash flows from financing activities:
  Repayments of long-term debt  (including  $191,438,000 of long-term debt repaid
   in connection with the sale of the textile business)......................... (28,753)    (423,818)
  Proceeds from long-term debt.................................................. 156,772      166,576
  Proceeds from sale of partnership units in the propane business (net of expenses of
   $14,400,000) ................................................................    --        117,933
  Payment of deferred financing costs...........................................  (8,340)      (7,470)
  Other ......................................................................      (545)        (538)
                                                                               ---------    ---------
     Net cash provided by (used in) financing activities........................ 119,134     (147,317)
                                                                               ---------    ---------
 Net cash provided by (used in) continuing operations........................... (39,096)      98,819
 Net cash provided by (used in) discontinued operations........................   (1,922)       1,702
                                                                               ---------    ---------
 Net increase (decrease) in cash and cash equivalents..........................  (41,018)     100,521
 Cash and cash equivalents at beginning of period..............................   80,064       64,205
                                                                               ---------    ---------
 Cash and cash equivalents at end of period....................................$  39,046    $ 164,726
                                                                               =========    =========

                               4
 See accompanying notes to condensed consolidated financial statements.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                          September 30, 1996
                              (Unaudited)


(1)Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1996 and its results of operations for the three-month and nine-month periods ended September 30, 1995 and 1996 and its cash flows for the nine-month periods ended September 30, 1995 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

   The accompanying condensed consolidated financial statements include the results of operations and financial position of (i) Mistic (see Note 10) subsequent to its acquisition on August 9, 1995 and (ii) the Textile Business (see Note 5) through its sale on April 29, 1996.

   Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Inventories

   The following is a summary of the components of inventories:

                                               December 31, September 30,
                                                   1995       1996
                                                    (In thousands)

 Raw materials....................................$40,195   $27,180
 Work in process..................................  6,976       498
 Finished goods.................................. .71,378    33,389
                                                  -------    ------
                                                 $118,549   $61,067

(3) Properties

   The following is a summary of the components of properties, net:

                                               December 31, September 30,
                                                   1995       1996
                                                     (In thousands)

   Properties, at cost............................$556,390   $386,098
   Less accumulated depreciation and amortization..224,801   168,610
                                                   -------   -------
                                                  $331,589   $217,488


(4) Long-Term Debt

     On May 16, 1996 C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of TXL Corp. (formerly Graniteville Company ("Graniteville")), a wholly-owned subsidiary of the Company, entered into a $50,000,000 revolving credit and term loan facility (the "Patrick Facility"). The Patrick Facility consists of revolving loans (the "Revolving Loans") under a $15,000,000 revolving credit facility and two term loans (the "Term Loans") in initial amounts aggregating
                               5

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Continued)
                          September 30, 1996
                              (Unaudited)


$35,000,000 ($34,438,000 outstanding as of September 30, 1996). The Company initially borrowed $36,000,000 under the Patrick Facility consisting of $1,000,000 of Revolving Loans and $35,000,000 of the Term Loans (the proceeds of the Term Loans were dividended to Triarc). Through July 29, 1996 borrowings under the Patrick Facility bore interest at a base rate (the "Base Rate") representing the higher of the prime rate or 1/2% over the Federal funds rate. Subsequent thereto, borrowings bear interest at rates based either on the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") or the Base Rate, at the option of C.H. Patrick. Revolving Loans and one of the two Term Loans (original amount of $15,000,000) bear interest at 2 3/4% over LIBOR or 1 3/4% over the Base Rate at the option of C.H. Patrick and the Term Loan in the original amount of $20,000,000 bears interest at 3 1/4% over LIBOR or 2 1/4% over the Base Rate at the option of C.H. Patrick. Revolving Loans mature in full in 2001 and the remaining $34,438,000 of Term Loans amortize in annual amounts commencing at $562,500 in the remainder of 1996 increasing annually to $10,437,500 in 2002 with a final payment of $3,062,500 due in 2003. The borrowing base for revolving credit loans is the excess of (i) 85% of eligible accounts receivable (excludes accounts receivable due from the buyer of the Textile Business - see Note 5), (ii) 75% of accounts receivable due from the buyer of the Textile Business, (iii) the lesser of (a) 50% of eligible inventory and (b) $10,000,000 and (iv) any amounts deposited with the lenders in respect of letter of credit liabilities, over $50,000. The Patrick Facility agreement includes certain restrictive covenants including financial amount and ratio tests and, except for the aforementioned $35,000,000 dividend paid to Triarc, a restriction on the payment of dividends and advances. Borrowings under the Patrick Facility are guaranteed by Triarc and are secured by the capital stock and substantially all of the assets of C.H. Patrick. C.H. Patrick incurred fees and costs of approximately $1,800,000 in connection with the Patrick Facility which have been deferred and are being amortized using the interest rate method over the term of the Patrick Facility borrowings.

   On July 2, 1996 National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, issued $125,000,000 of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") which were assumed by the Operating Partnership (see Note 5) and the Operating Partnership repaid $128,469,000 of National Propane's long-term debt (including $123,188,000 of outstanding borrowings under National Propane's then existing bank facility). The First Mortgage Notes bear interest at 8.54% and are due in equal annual installments of $15,625,000 commencing June 2003 through June 2010.

   On July 2, 1996, the Operating Partnership entered into a $55,000,000 bank credit facility (the "Propane Bank Credit Facility") with a group of banks. The Propane Bank Credit Facility includes a $15,000,000 working capital facility (the "Working Capital Facility") and a $40,000,000 acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. There were no outstanding borrowings under the Working Capital Facility and $800,000 was outstanding under the Acquisition Facility as of September 30, 1996. The Propane Bank Credit Facility bears interest, at the Partnership's option, at either (i) LIBOR plus a margin generally ranging from 1% to 1 3/4% or (ii) the higher of (a) the prime rate and
(b) the Federal funds rate plus 1/2 of 1%, in either case, plus a margin of up to 1/4%. The Working Capital Facility matures in full in July 1999. However, the Partnership must reduce the borrowings under the Working Capital Facility to $0 for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in equal quarterly installments through July 2001.

   The Propane Bank Credit facility and the First Mortgage Notes contain various covenants which, among other items, (i) require meeting certain financial amount and ratio tests, (ii) limit (a) the incurrence of additional indebtedness and
(b) certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and (iii) restrict the payment of distributions by the Operating Partnership (see Note 5). While there are no restrictions applicable to the payment of dividends by National Propane or distributions by the Partnership, they will be dependent upon distributions from the Operating Partnership to pay dividends or distributions, respectively. Obligations under the Propane Bank Credit Facility and the First Mortgage Notes are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by National Propane.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Continued)
                          September 30, 1996
                              (Unaudited)


   On July 1, 1996 Triarc paid $27,250,000 to National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in full satisfaction of a 9 1/2% promissory note payable to National Union (the "National Union Note") with a then outstanding balance of $36,487,000 (including accrued interest of $1,790,000).

(5) Gain on Sales of Businesses, Net

   The gain on sales of businesses, net includes (i) a pretax loss from the sale of the Company's textile business (an estimated $500,000 in the second quarter of 1996 and an additional $3,500,000 in the third quarter of 1996), (ii) a pretax gain from the sale of units in a partnership formed by the Company's propane business ($83,447,000 in the third quarter of 1996) and (iii) a pretax loss associated with the write-down of MetBev, Inc. ("MetBev") of $2,825,000 in the third quarter of 1996 (see Note 8).

   Sale of Textile Business

   On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemicals business of C.H. Patrick and certain other excluded assets and liabilities (the "Textile Business"), to Avondale Mills, Inc. ("Avondale"), for $245,261,000 in cash, before expenses of $7,937,000 and net of $12,250,000 of certain post-closing adjustments (of which $5,000,000 was paid in May 1996 and a final payment of $7,250,000 was paid in October 1996). Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191,438,000 which was repaid at the closing and certain other specified liabilities. In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement pursuant to which C.H. Patrick is supplying certain textile dyes and chemicals to the combined Graniteville/Avondale business. C.H. Patrick's right to supply Avondale is conditioned upon certain bidding procedures which could result in Avondale purchasing the products from another seller. As a result of the Graniteville Sale, the Company recorded an estimated pre-tax loss of $4,000,000 ($500,000 (including an $8,367,000 write-off of unamortized goodwill which has no tax benefit) and $3,500,000 in the second and third quarters of 1996, respectively) and an income tax provision of $1,700,000 (a $3,000,000 provision and a $1,300,000 benefit in the second and third quarters of 1996, respectively) resulting in a loss of $5,700,000 ($3,500,000 and $2,200,000 in the second and third quarters of 1996, respectively), exclusive of the extraordinary charge included in Note 6. As previously set forth, the results of operations of the Textile Business have been included in the accompanying condensed consolidated statements of operations through April 29, 1996. See below for supplemental pro forma information for the nine-month period ended September 30, 1996 giving effect to the sale of the Textile Business.

   The assets and liabilities of the Textile Business sold and a reconciliation to the cash proceeds received to date from the sale of the Textile Business, net of post-closing adjustments and expenses paid to date of $12,709,000, are as follows (in thousands):

Receivables, net.......................................     $  91,135
Inventories............................................        76,294
Prepaid expenses and other current assets..............         1,421
Accounts payable and accrued expenses..................       (38,464)
Properties, net........................................       111,039
Unamortized costs in excess of net assets of acquired
 companies.............................................         8,367
Other non-current liabilities, net.....................          (872)
     Net assets of the Textile Business................       248,920
Pre-tax loss on sale of Textile Business...............        (4,000)
     Net cash proceeds from sale of the Textile Business(a)  $244,920

(a) Net of post-closing adjustments paid to date of $5,000,000 and expenses paid to date of $7,709,000.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Continued)
                          September 30, 1996
                              (Unaudited)


   Sale of Propane Business

   In July 1996 National Propane Partners, L.P. (the "Partnership"), a newly formed limited partnership organized to acquire, own and operate the propane business of National Propane, consummated an initial public offering of an aggregate 6,301,550 of its common units representing limited partner interests (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $117,933,000 net of $14,400,000 of underwriting discounts and commissions and other estimated expenses related to the offering. The sale of the Common Units resulted in a pretax gain to the Company in the third quarter of 1996 of $83,447,000 before a provision for income taxes of $32,541,000.

   The Partnership concurrently issued to National Propane 4,533,638 subordinated units, representing an approximate 40.2% subordinated general partner interest in the Partnership. In addition, National Propane and a subsidiary hold a combined aggregate 4.0% unsubordinated general partner interest in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). In connection therewith, National Propane transferred substantially all of its propane- related assets and liabilities (principally all assets and liabilities other than a receivable from Triarc, deferred financing costs and net income tax liabilities of $81,392,000, $4,127,000 and $21,615,000, respectively), aggregating net liabilities of $88,222,000, to the Operating Partnership. The $29,711,000 excess of the net proceeds from the sale of the Common Units of $117,933,000 over the $88,222,000 of aggregate net liabilities contributed to the Operating Partnership was recorded as minority interest liability. The minority interest in net loss of $1,769,000 presented on the accompanying statements of operations for the three and nine-month periods ended September 30, 1996 represents the limited partners' 55.8% interest in the net loss of the Operating Partnership for the three months ended September 30, 1996 of $3,170,000.

   The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for the nine-month period ended September 30, 1996 gives effect to the sale of the Textile Business and the repayment of related debt (see above) and, in a second step, the initial public offering of the Partnership and related transactions discussed above, as if such transactions had been consummated as of January 1, 1996. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                                  Pro Forma for
                                                                 the Sale of the
                                                Pro Forma       Textile Business and
                                              for the Sale of     the Partnership
                                                the Textile        Initial Public
                                                 Business             Offering

 Revenues.........................................$633,808           $633,808
 Operating profit.................................48,470               47,720
 Income before extraordinary items................47,439               46,149
 Income before extraordinary items per share......  1.59                 1.54

(6) Extraordinary Items, Net

   In connection with the early extinguishment of (i) the Company's 11 7/8% senior subordinated debentures due February 1, 1998 on February 22, 1996, (ii) all of the debt of Graniteville, including Graniteville's credit facility, in connection with the sale of the Textile Business (see Note 5) on April 29, 1996,
(iii) almost all of the long-term debt of National Propane including National Propane's existing bank facility (see Note 4), on July 2, 1996 and (iv) the National Union Note on July 1, 1996 (see Note 4) the Company recognized extraordinary (charges) credits as set forth below.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Continued)
                          September 30, 1996
                              (Unaudited)

                                                    Three months ended     Nine months ended
                                                     September 30, 1996     September 30, 1996
                                                                (In thousands)

 Write-off of unamortized deferred financing costs.     $(4,126)           $(10,469)
 Write-off of unamortized original issue discount.          --               (1,776)
 Prepayment penalties (including minimum commissions
   through April 1999)...........................          (225)             (5,744)
 Fees............................................          (250)               (250)
 Discount from principal on early extinguishment.         9,237               9,237
                                                        -------             -------
                                                          4,636              (9,002)
 Income tax (provision) benefit..................        (1,514)              3,586
                                                        -------             -------
                                                        $ 3,122            $ (5,416)
                                                        =======            ========


(7)Income (Loss) Per Share

   The shares for income (loss) per share purposes represent the weighted average shares outstanding plus, with respect to the three months ended September 30, 1996, 2,519,000 shares for the effect of dilutive stock options. Net income for income per share purposes for the three months ended September 30, 1996 has been increased by $1,335,000 from the assumed reduction in interest expense, net of income taxes, resulting from the utilization of the proceeds from the assumed exercise of certain stock options to repurchase debt and eliminate the related interest expense. Fully diluted income (loss) per share is not applicable for any period since contingent issuances of common shares would have been antidilutive or had no effect on income (loss) per share.

(8)Transactions with Related Parties

   The Company continues to have related party transactions of the same nature and general magnitude (except for write-offs associated with MetBev set forth below) as those described in Note 29 to the consolidated financial statements contained in the Form 10-K ("Note 29").

   As disclosed in Note 29, the Company has an investment in and a revolving credit agreement with MetBev, an entity in which the Company has invested to upgrade the Company's distribution capability in New York City and certain surrounding counties. Under the revolving credit agreement the Company has cumulative advances to MetBev aggregating $3,625,000 as of September 30, 1996 of which $800,000 was written off in 1995. MetBev has continued to incur significant losses in 1996 and has a stockholders' deficit as of September 30, 1996 of $7,209,000. Accordingly, during the third quarter of 1996 the Company wrote off its remaining investment in MetBev consisting of the remaining $2,825,000 of advances.

(9)Contingencies

   Except as discussed in Note 11 (Subsequent Events), the Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in Note 26 to the consolidated financial statements contained in the Form 10-K. After considering amounts provided in previous periods, the Company does not believe that these contingencies, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(10) Mistic Acquisition

   On August 9, 1995 Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies (the "Acquired Business") which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to- drink brewed iced teas and naturally flavored sparkling waters. The aggregate purchase price of the Mistic Acquisition was $98,324,000, including $93,000,000 paid in cash (cash paid for business acquisitions during the nine months ended September 30, 1995 aggregated $111,286,000 including $18,286,000 principally for restaurant operations and propane

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Continued)
                          September 30, 1996
                              (Unaudited)


businesses). The Mistic Acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the purchase price was assigned to current assets ($33,835,000), current liabilities ($24,506,000), trademarks ($55,600,000) and properties and other non-current assets ($3,962,000) with the excess recorded as costs in excess of net assets of acquired companies ($29,433,000). See Note 28 to the consolidated financial statements contained in the Form 10- K for a more complete discussion of the Mistic Acquisition.

   The results of operations of the Acquired Business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited supplemental pro forma information of the Company for the nine months ended September 30, 1995 gives effect to the Mistic Acquisition and related financing as if the transactions had been consummated on January 1, 1995. The unaudited supplemental pro forma condensed financial information is presented for comparative purposes only and does not purport to be indicative of the actual results of operations had the Mistic Acquisition actually been consummated on January 1, 1995 or of the future results of operations of the combined company and are as follows (in thousands except per share amount):

   Revenues................................................$952,683
   Operating profit........................................46,560
   Net loss................................................(3,711)
   Net loss per share......................................  (.12)


(11)  Subsequent Events

   On October 29, 1996 the Company announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to the Company's stockholders. Consummation of the initial public offering and the spinoff will be subject to, among other things, receipt of a favorable ruling from the Internal Revenue Service (the "IRS") that the spinoff will be tax-free to the Company and its stockholders. The request for ruling from the IRS will contain several complex issues and there can be no assurance that the Company will receive the ruling or that the Company will consummate the initial public offering or the spinoff. The initial public offering and spinoff are not expected to occur prior to the end of the second quarter of 1997.

   On November 4, 1996 the bankruptcy trustee appointed in the case of Prime Capital Corporation ("Prime" and formerly known as Intercapital Funding Resources, Inc.) made a demand on Chesapeake Insurance Company Ltd. ("Chesapeake") and Southeastern Public Service Company ("SEPSCO"), both wholly-owned subsidiaries of the Company, seeking the return of payments aggregating $5,300,000 which Prime made to those entities during 1994 and suggesting that litigation will be commenced against SEPSCO and Chesapeake if these monies are not returned. Prime's trustee alleges such payments were preferential or constituted fraudulent transfers. Chesapeake and SEPSCO had entered into separate joint ventures with Prime and the payments at issue represented the return of their capital contributions and profits thereon. Similar demand letters have been received by other joint venture investors as well (including certain current and former officers of Triarc or their spouses). The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and intends to vigorously contest them and, accordingly, does not believe the ultimate outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations.

   On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8,400,000 before related fees of $588,000 resulting in net proceeds to the Partnership of $7,812,000.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

   This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's business segments are described therein. Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II Other Information".

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

                                  Revenues            Operating Profit
                              Nine months ended       Nine months ended
                                 September 30,                 September  30,
        1995                            1996   1995      1996
        ----                            ----   ----      ----
                                          (In thousands)

Beverages ........................ $159,292      $249,612    $  8,781   $ 22,044
Restaurants .....................   198,362       213,208     10,588         11,948
Propane  .......................   .102,461       116,018      7,164          7,817
Textiles  ......................   .409,034       202,979     23,290         13,765
Unallocated general corporate
 expenses .......................       --            --         (90)(a)     (1,059)(b)
                                  ---------     --------    --------       --------
                                  $ 869,149     $781,817    $ 49,733       $ 54,515
                                  =========     ========    ========       ========


  (a) Reflects $2,407,000 of amortization of restricted stock (such stock was fully amortized by the end of 1995).
  (b) Reflects a $3,186,000 decrease in corporate expenses allocated to subsidiaries principally due to businesses sold in the 1996 period.

   Revenues, excluding sales of $376.5 million and $157.5 million for the nine months ended September 30, 1995 and 1996, respectively, associated with the Textile Business sold on April 29, 1996 (see below), increased $131.7 millon to $624.3 million in the nine months ended September 30, 1996.

        Beverages - Revenues increased $90.3 million (56.7%) due to (i) $87.3 million of higher revenues from Mistic Brands, Inc. ("Mistic"), the Company's new age/premium beverage business acquired August 9, 1995 and
        (ii) a $4.8 million increase in finished beverage product sales (as opposed to concentrate), both partially offset by a $1.5 million volume decrease in private label concentrate sales.

        Restaurants - Revenues increased $14.8 million (7.5%) due to (i) a $13.0 million increase in net sales principally resulting from an average net increase of 34 (10.2%) company-owned restaurants and (ii) a $1.8 million increase in royalties, franchise fees and other revenues primarily resulting from an average net increase of 90 (3.6%) franchised restaurants and a 1.8% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates.

        Propane - Revenues increased $13.6 million (13.2%) due to higher volume primarily resulting from the significantly colder winter in 1996 compared with 1995 in virtually all markets where the propane segment has operations and higher selling prices resulting from higher propane costs.

        Textiles (including specialty dyes and chemicals) - As discussed further below in "Liquidity and Capital Resources", on April 29, 1996 the Company sold its textile business segment other than

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        its specialty dyes and chemical business and certain other excluded assets and liabilities (the "Textile Business"). Principally as a result of such sale, revenues of the Textile Business decreased $206.0 million (50.4%). In addition, lower revenues ($16.2 million) of the Textile Business in the four-month period ended April 1996 compared with the comparable 1995 period contributed to the decrease principally reflecting lower volume due to weak demand for utility wear fabrics ($15.9 million). Overall revenues of the specialty dyes and chemicals business increased $0.3 million (0.6%) while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $12.9 million (39.6%) to $45.5 million in the nine months ended September 30, 1996 as revenues from sales of $12.9 million to the purchaser of the Textile Business subsequent to the April 29, 1996 sale of the Textile Business were no longer eliminated in consolidation as intercompany sales.

   Gross profit (total revenues less cost of sales), excluding gross profit of $36.9 million and $16.8 million for the nine months ended September 30, 1995 and 1996, respectively, associated with the Textile Business, increased $36.3 million to $240.9 million in the nine months ended September 30, 1996. Such increase is principally due to $34.3 million of higher gross profit due to the inclusion of a full nine months of Mistic in the 1996 period. In addition, gross profit was positively impacted by overall higher revenues in the Company's other businesses partially offset by lower overall gross margins in such businesses.

        Beverages - Margins decreased to 53.2% from 62.6% due to the inclusion in the 1996 period of lower-margin finished product sales principally associated with the full nine-month effect of Mistic (39.2% gross margin in 1996).

        Restaurants - Margins decreased to 32.4% from 33.5% primarily due to higher hardware lease and software amortization costs related to a new point-of-sale register system installed in the latter half of 1995 and a slightly lower percentage of royalties, franchise fees and other revenues (with no associated cost of sales) to total revenues.

        Propane - Margins decreased to 22.7% from 24.3% due to higher propane costs that could not be fully passed through to customers, a shift in customer mix toward lower-margin commercial accounts, slightly higher operating expenses and lower margins on other revenue lines.

        Textiles - As noted above, the Textile Business was sold in April 1996. As a result, for the nine-month period ended September 30, 1996, margins for this segment increased to 14.5% from 12.3% reflecting the higher-margin revenues of the remaining specialty dyes and chemicals business. Margins for the specialty dyes and chemicals business decreased to 22.8% from 24.4% due to weak pricing reflecting competitive pressures currently being experienced in the textile industry.

   Advertising, selling and distribution expenses increased $12.3 million to $107.3 million in the nine months ended September 30, 1996 due to (i) $20.2 million of expenses associated with Mistic resulting from (a) the 1996 full period effect of its August 1995 acquisition and, to a lesser extent, (b) the nonrecurring effect of cooperative advertising reimbursements to Mistic by distributors in the 1995 period which program was discontinued in 1996 and replaced by increased selling prices and (ii) $2.8 million of higher advertising costs in the restaurant segment primarily in response to competitive pressures, a larger company-owned store base and multi-brand restaurant development, both partially offset by $11.0 million of decreases reflecting (i) a net reduction in media spending for branded beverage products, (ii) lower beverage couponing costs reflecting reduced bottler utilization, (iii) reduced spending relating to Royal Crown Premium Draft Cola ("Draft Cola"), for which there had been higher costs in connection with its launch in mid-1995 and (iv) the sale of the Textile Business in April 1996.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


   General and administrative expenses were relatively unchanged decreasing $0.8 million to $95.9 million in the nine months ended September 30, 1996 as $8.9 million of higher expenses resulting from the full period effect of Mistic in the 1996 period were substantially offset by an $8.8 million decrease in the expenses of the textile segment primarily reflecting the sale of the Textile Business.

   Interest expense decreased $2.8 million to $57.6 million in the nine months ended September 30, 1996 due to lower average levels of debt reflecting repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996, (ii) the $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") on February 22, 1996 and (iii) $34.7 million principal amount of a 9 1/2% promissory note (the "9 1/2% Note") on July 1, 1996, partially offset by the full period effect in 1996 of borrowings resulting from the Mistic acquisition ($67.8 million outstanding as of September 30, 1996) and financing for capital spending at the restaurant segment principally during the second through fourth quarters of 1995 ($58.8 million outstanding as of September 30, 1996).

   Gain on sales of businesses, net of $76.6 million in the nine months ended September 30, 1996 resulted from an $83.4 million pretax gain resulting from the July 1996 sale of a 55.8% interest in National Propane Partners, L.P. (the "Partnership"), a partnership formed by National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, to acquire, own and operate the propane business (see further discussion below under "Financial Condition and Liquidity") partially offset by (i) a $4.0 million pretax loss on the sale of the Textile Business and (ii) a $2.8 million pretax loss associated with the write-down of an affiliate.

   Other income, net decreased $10.9 million to $5.0 million in the nine months ended September 30, 1996. Such decrease principally resulted from net non-recurring income in the 1995 period including (i) a $12.0 million gain on the sale of timberland, (ii) a $2.3 million gain related to a January 1995 settlement agreement with Victor Posner, the former chairman and chief executive officer of the Company and (iii) a $1.9 million gain on an insurance recovery relating to fire-damaged equipment. These increases were all partially offset by
(i) a $2.3 million increase in interest and dividend income in the 1996 period attributable to the proceeds generated from the sales of businesses in 1996 and
(ii) nonrecurring losses in the 1995 period principally including (a) $1.7 million of equity in the net loss of a Taiwanese joint venture and (b) a $0.8 million writedown of a 1995 preferred stock investment in a beverage distributor.

    The provision for income taxes in the nine-month period ended September 30, 1996 of $34.8 million includes the tax effects of the $83.4 million pretax gain on the sale of partnership units ($32.5 million tax provision or 39.0%) and the $4.0 million pretax loss on the sale of the Textile Business ($1.7 million tax provision) which are discussed above. Before the effect of these significant unusual items, the effective tax rates are 61.0% and 62.5% for the nine months ended September 30, 1996 and 1995, respectively. Such rates, which are relatively unchanged between periods, are higher than the Federal income tax statutory rate of 35% principally due to the effect of nondeductible amortization of costs in excess of net assets of acquired companies ("Goodwill").

   The minority interest in net loss of $1.8 million in the nine-month period ended September 30, 1996 represents the limited partners' 55.8% interest in the $3.2 million net loss of the Partnership since the sale of such 55.8% interest in July 1996.

   The extraordinary items aggregating a charge of $5.4 million in the 1996 period result from the early extinguishment of almost all of the long-term debt of National Propane and the 9 1/2% Note in July 1996, all debt of the Textile Business in April 1996 and the 11 7/8% Debentures in February 1996 and consist of (i) the write-off of $10.4 million of unamortized deferred financing costs and $1.8 million of unamortized original issue discount, (ii) the payment of prepayment penalties and related costs of $5.7 million and (iii) fees of $0.3 million, partially offset by (i) discount from principal of $9.2 million on the early extinguishment of the 9 1/2% Note and (ii) income tax benefit of $3.6 million.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995


                                                  Revenues             Operating Profit
                                             Three months ended       Three months ended
                                                  September 30,           September 30,
                                             1995       1996      1995        1996

                                             (In thousands)

  Beverages.........................         $67,115   $87,278   $ 2,547    $ 9,697
  Restaurants.......................          72,838    73,489    4,135      4,142
  Propane...........................          25,736    27,720   (2,020)    (2,464)
  Textiles..........................         126,186    17,960    6,602      2,720
  Unallocated general corporate income
  (expenses).......................              --       --      1,449(a)  (2,710)(b)
                                          $ 291,875   $206,447  $12,713    $11,385

     (a) Includes a $3,000,000 release of casualty insurance reserves.
     (bReflects a $2,115,000 decrease in corporate expenses allocated to subsidiaries principally due to businesses sold in 1996.

   Revenues, excluding sales of $115.3 million for the three months ended September 30, 1995 associated with the Textile Business sold on April 29, 1996, increased $29.9 million to $206.4 million in the three months ended September 30, 1996.

        Beverages - Revenues increased $20.2 million (30.0%) reflecting (i) $19.4 million of higher revenues from the full period effect of the Mistic acquisition and (ii) a $0.8 million increase in other soft drink revenues due principally to a net increase in volume sold.

        Restaurants - Revenues increased $0.7 million (0.9%) due to higher royalties and net sales resulting from more franchised and company-owned restaurants, respectively, in operation.

        Propane - Revenues increased $2.0 million (7.7%) due to higher selling prices resulting from higher propane costs and, to a lesser extent, higher volume, primarily as a result of niche business acquisitions.

        Textiles - There were no revenues from the Textile Business in the three months ended September 30, 1996 due to its sale in April 1996 compared with $115.3 million in the three months ended September 30, 1995. Overall revenues of the specialty dyes and chemicals business increased $0.1 million (0.5%) while revenues of this business included in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $7.1 million (65.4%) to $18.0 million in the three months ended September 30, 1996 as revenues from $7.3 million of sales to the purchaser of the Textile Business subsequent to the April 29, 1996 sale were no longer eliminated in consolidation as intercompany sales.

   Gross profit, excluding gross profit of $10.5 million for the three months ended September 30, 1995 associated with the Textile Business, increased $7.1 million to $77.8 million in the three months ended September 30, 1996. Such increase is principally due to $7.7 million of higher gross profit due to the inclusion of a full three months of Mistic in the 1996 period. Gross profit in the Company's other businesses was positively impacted by overall higher revenues, the effect of which was almost fully offset by lower overall gross margins in such businesses.

        Beverages - Margins decreased to 53.1% from 58.0% principally due to the inclusion in the 1996 period of the full period effect of the lower-margin finished product sales associated with Mistic (39.5% gross margin in 1996).

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Restaurants - Margins increased to 33.3% from 31.5% due primarily to the
        adverse   impact  in  the  prior  year   period  of  reduced   operating
        efficiencies as a result of the start-up of new restaurants.

        Propane - Margins decreased to 10.4% from 16.9% due to higher propane costs that could not be fully passed through to customers, a shift in customer mix toward lower-margin commercial accounts, higher operating expenses and lower margins on other revenue lines.

        Textiles - As noted above, the Textile Business was sold in April 1996. As a result, for the quarter ended September 30, 1996, margins for this segment increased to 22.7% from 11.9% reflecting the higher-margin revenues of the remaining specialty dyes and chemicals business. Margins for the specialty dyes and chemicals business decreased to 22.5% from 24.7% due to weak pricing reflecting competitive pressures currently being experienced in the textile industry.

   Advertising, selling and distribution expenses decreased $0.8 million to $35.2 million in the three months ended September 30, 1996 principally due to
(i) a $5.3 million decrease in the expenses of the beverage segment (other than Mistic) due to reduced spending related to Draft Cola and branded concentrate products and (ii) $1.8 million of lower expenses of the textile segment reflecting the April 1996 sale of the Textile Business, both partially offset by
(i) $5.0 million of higher expenses due to the inclusion of the 1996 full period effect of the August 1995 Mistic acquisition and the nonrecurring effect of cooperative advertising reimbursements to Mistic by distributors in the 1995 period, as discussed above and (ii) $1.5 million of higher expenses in the restaurant segment in response to competitive pressures and multi-brand restaurant development.

   General and administrative expenses decreased $1.2 million to $31.2 million in the three months ended September 30, 1996 due to a $5.2 million decrease in the expenses of the textile segment primarily reflecting the sale of the Textile Business partially offset by (i) a $3.0 million release of reserves for casualty insurance in the 1995 period, (ii) $1.4 million increased expenses related to the 1996 full period effect of the 1995 Mistic acquisition and (iii) other net increases.

   Interest expense decreased $4.8 million to $16.5 million in the three months ended September 30, 1996 due to lower average levels of debt reflecting repayments prior to maturity of an aggregate $262.1 million of debt between February 22, 1996 and July 1, 1996, as previously discussed, partially offset by borrowings resulting from the Mistic acquisition and financing for capital spending at the restaurant segment (together aggregating $126.6 million as of September 30, 1996), as previously discussed.

   Gain on sales of businesses, net of $77.1 million in the three months ended September 30, 1996 resulted from an $83.4 million pretax gain resulting from the July 1996 sale of a 55.8% interest in the Partnership partially offset by (i) a $3.5 million pretax loss on the sale of the Textile Business and (ii) a $2.8 million pretax loss associated with the write-down of an affiliate.

   Other income (expense), net improved $3.6 million to income of $2.7 million in the three months ended September 30, 1996 from an expense of $0.9 million in the 1995 period. Such improvement principally resulted from a $1.8 million increase in interest and dividend income in the 1996 period attributable to proceeds from the sale of businesses in 1996 and net non-recurring losses in the 1995 period including a $0.8 million writedown of a 1995 preferred stock investment in a beverage distributor and $0.5 million of equity in the net loss of a Taiwanese joint venture.

   The provision for income taxes in the three-month period ended September 30, 1996 of $29.1 million includes the tax effects of the $83.4 million pretax gain on the sale of partnership units ($32.5 million tax provision or 39.0%) and the $3.5 million pretax loss on the sale of the Textile Business ($1.3 million tax benefit or 37.1%) which are discussed above. Before the effect of these significant unusual items, the effective tax rates are 61.0% and 39.3% for the three months ended September 30, 1996 and 1995, respectively. Such tax rate in the 1995 period was significantly lower than the 1996 rate due to the reduction in the tax benefit in the third quarter of 1995 as a result of the catch-up effect of a 1995 year-to-date increase

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


in the estimated full year 1995 effective tax rate from 47.5% to 62.5%. Since such catch-up effect relating to pretax income of the first half of 1995 was applied to a period with a pretax loss, the effective rate for such period was lower than it otherwise would have been.

   The minority interest in net loss of $1.8 million in the three-month period ended September 30, 1996 represents the limited partners' 55.8% interest in the $3.2 million net loss of the Partnership since the sale of such 55.8% interest in July 1996.

   The extraordinary items aggregating a gain of $3.1 million in the 1996 period result from the early extinguishment of almost all of the long-term debt of National Propane and the 9 1/2% Note in July 1996 and consists of the discount from principal of $9.2 million on the early extinguishment of the 9 1/2% Note less (i) the write-off of $4.1 million of unamortized deferred financing costs,
(ii) the payment of prepayment penalties of $0.2 million, (iii) fees of $0.3 million and (iv) taxes of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

   Consolidated cash and cash equivalents (collectively, "cash") increased $100.5 million during the nine months ended September 30, 1996 to $164.7 million primarily reflecting cash provided by (i) operating activities of $57.3 million and (ii) investing activities of $188.8 million partially offset by cash used in financing activities of $147.3 million. The net cash provided by operating activities principally reflects (a) net income of $40.1 million, (b) non-cash charges for (i) depreciation and amortization of $40.4 million and (ii) the write-off of deferred financing costs and original issue discount of $12.2 million and (c) cash provided by changes in operating assets and liabilities of $18.8 million, partially offset by (i) an aggregate $79.4 million pretax gain from the pretax gain on the sale of partnership units in the propane business less a pretax loss on the sale of the Textile Business (the proceeds of which are reported below as financing and inventory activities, respectively, - see further discussion below) less a deferred income tax provision of $30.5 million relating to the sale of the businesses and (ii) other adjustments to reconcile net income to net cash provided by operating activities of $5.3 million. The cash provided by changes in operating assets and liabilities of $18.8 million reflects a decrease in restricted cash and cash equivalents of $30.9 million including $30.0 million previously restricted to the repayment of the 11 7/8% Debentures (see below) and a $13.8 million increase in accounts payable and accrued expenses partially offset by increases in inventories of $18.8 million and receivables of $5.4 million. The increase in accounts payable and accrued expenses was principally due to a $23.5 million increase in accounts payable reflecting the $18.8 million increase in inventories. The increase in inventories principally reflected higher textile segment inventories prior to the April 29, 1996 sale of the Textile Business resulting from lower sales of the Textile Business in the first quarter of 1996 compared with the last quarter of 1995 and higher inventories at Mistic due to lower than expected third quarter sales reflecting a relatively cool and rainy summer selling season. The increase in receivables reflected increased consolidated revenues, exclusive of those attributable to the Textile Business, in the third quarter of 1996 compared with the last quarter of 1995 and slower collections in the beverage segment and the specialty dyes and chemicals business in the third quarter of 1996 versus the last quarter of 1995. The Company expects continued positive cash flows from operations during the remainder of 1996. The net cash provided by investing activities principally reflected net proceeds from the sale of the Textile Business discussed below of $244.9 million partially offset by (i) net purchases of marketable securities of $31.3 million, (ii) capital expenditures of $21.5 million and (iii) business acquisitions of $4.7 million. The net cash used in financing activities reflects long-term debt repayments of $423.8 million, including $191.4 million repaid in connection with the sale of the Textile Business (see below) and $128.5 million repaid in connection with the sale of partnership units and the refinancing of the propane business, partially offset by (i) the $117.9 million net proceeds from the sale of units in the Partnership (see below) in July 1996 and (ii) proceeds from long-term debt borrowings of $166.6 million including $125.8 million associated with the refinancing of the propane business.

   Working capital (current assets less current liabilities) was $194.4 million at September 30, 1996, reflecting a current ratio (current assets divided by current liabilities) of 2.1:1. Such amount represents an increase in working capital of $36.1

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


million over the working capital at December 31, 1995 of $158.3 million, which represented a current ratio of 1.6:1. The increase in working capital principally reflects an aggregate net increase in cash and cash equivalents, restricted cash and marketable securities of $102.4 million attributed to net proceeds from sales of businesses (see further discussion below). The decreases in the components of working capital other than cash and cash equivalents, restricted cash and marketable securities principally reflect the effect of the April 1996 sale of the Textile Business and replacement of certain long-term debt with current maturities as of December 31, 1996 with long-term debt. The decrease in inventories of $57.5 million is proportionately greater than the $11.4 million decrease in accounts payable reflecting the elimination of inventories associated with the Textile Business sold. The Textile Business sold was a manufacturing operation with comparatively slower inventory turnover compared with the Company's principal remaining businesses of beverages, propane distribution and restaurants.

   On February 22, 1996 the Company repaid the 11 7/8% Debentures which had outstanding principal at that date of $36.0 million (carrying value of $34.2 million net of original issue discount of $1.8 million). The cash for such redemption came from (i) $30.0 million of borrowings in December 1995 under the bank facility of National Propane, the proceeds of which had been classified as restricted cash at December 31, 1995 as they were restricted to the redemption of the 11 7/8% Debentures and (ii) liquidation of $6.0 million of marketable securities.

   On July 1, 1996 Triarc paid $27.3 million to National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in full satisfaction of the 9 1/2% Note with an outstanding balance of $36.5 million (including accrued interest of $1.8 million).

   On May 16, 1996 C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of TXL Corp. (formerly Graniteville Company), a wholly-owned subsidiary of the Company, entered into a $50.0 million revolving credit and term loan facility (the "Patrick Facility"). The Patrick Facility consists of revolving loans (the "Revolving Loans") under a $15.0 million revolving credit facility and two term loans (the "Term Loans") in initial amounts aggregating $35.0 million ($34.4 million outstanding at September 30, 1996). The $36.0 million initial borrowing under the Patrick Facility consisted of $1.0 million of Revolving Loans and $35.0 million of Term Loans, the $35.0 million proceeds of which were dividended to Triarc. See Note 4 to the accompanying condensed
consolidated   financial  statements  for  further  discussion  of  the  Patrick
Facility.

   In July 1996 the Partnership consummated an initial public offering of an aggregate of approximately 6.3 million of its common units representing limited partner interests (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $117.9 million net of $14.4 million of underwriting discounts and commissions and other estimated expenses related to the offering. The sale of the Common Units resulted in a pretax gain to the Company in the third quarter of 1996 of $83.4 million before a provision for income taxes of $32.5 million. The Partnership concurrently issued to National Propane approximately 4.5 million subordinated units (the "Subordinated Units"), representing an approximate 40.2% subordinated general partner interest in the Partnership. In addition, National Propane and a subsidiary hold a combined aggregate 4.0%
unsubordinated general partner interest (the "Unsubordinated General Partner Interest") in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). In connection therewith, National Propane transferred substantially all of its propane-related assets and liabilities (principally all assets and liabilities other than a receivable from Triarc, deferred financing costs and net income tax liabilities of $81.4 million, $4.1 million and $21.6 million, respectively), aggregating net liabilities of $88.2 million, to the Operating Partnership. On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8.4 million before related fees of $0.6 million resulting in net proceeds to the Partnership of $7.8 million thereby reducing the subordinated general partner interest to 38.7%. Further, on July 2, 1996 National Propane issued $125.0 million of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") which were assumed by the Operating Partnership and the Operating Partnership repaid $128.5 million of National Propane's long-term debt (including $123.2 million of outstanding borrowings under National Propane's then existing bank facility). The First Mortgage Notes bear interest at a fixed annual rate of 8.54% and are due in equal

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


annual amounts of $15.625 million commencing June 2003 through June 2010. On July 2, 1996, the Operating Partnership entered into a $55.0 million bank credit facility (the "Propane Bank Credit Facility") with a group of banks. The Propane Bank Credit Facility includes a $15.0 million working capital facility (the "Working Capital Facility") and a $40.0 million acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. There were no outstanding borrowings under the Working Capital Facility and $0.8 million was outstanding under the Acquisition Facility as of September 30, 1996. See Note 4 to the accompanying condensed consolidated financial statements for further discussion of the First Mortgage Notes and the Propane Bank Credit Facility.
   On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of the Textile Business to Avondale Mills, Inc. ("Avondale") for $245.3 million in cash, before expenses of $7.9 million and net of $12.3 million of certain post-closing adjustments (of which $5.0 million was paid in May 1996 and a final payment of $7.3 million was paid in October 1996). Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191.4 million which was repaid at the closing and certain other specified liabilities. The Graniteville Sale has resulted in net cash proceeds of $53.5 million after post-closing adjustments and expenses paid to date and is subject to the payment of remaining expenses, including income taxes to be paid in cash and the $7.3 million post-closing adjustment paid to Avondale in October 1996, currently estimated to aggregate approximately $13.0 million. The discussion below sets forth the liquidity and capital resources of the remaining operations of the Company excluding the Textile Business.

   Consolidated capital expenditures, including $0.3 million of capital leases, amounted to $21.8 million for the first nine months of 1996. The Company expects that capital expenditures during the remainder of 1996 will approximate $10 million. These anticipated expenditures include expenditures (i) in the restaurant segment principally for replacement of restaurant equipment, construction of new restaurants and the improvement of several existing company-owned restaurants with upgraded facilities, expanded Arby's, Inc. ("Arby's") menus and/or multi-branding and (ii) for build-out of the Company's new leased corporate headquarters scheduled for occupancy in the fourth quarter. As of September 30, 1996 there were approximately $6 million of outstanding commitments for such capital expenditures. The Company anticipates that it will meet its capital expenditure requirements through existing cash, cash flows from operations, leasing arrangements and, to the extent such capital expenditures relate to the restaurant segment, also through borrowings under mortgage and equipment note financing agreements (the "FFCA Loan Agreements") entered into by Arby's Restaurant Development Corporation ("ARDC") and Arby's Restaurant Holding Company ("ARHC"), wholly owned subsidiaries of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc.

   Under the Company's various credit arrangements (which are described in detail in Note 15 to the consolidated financial statements contained in the Form 10-K as supplemented herein by the disclosure in Note 4 to the accompanying condensed consolidated financial statements relating to the Patrick Facility and the Propane Bank Credit Facility) the Company has availability as of September 30, 1996 as follows: $14.0 million available under the Patrick Facility and $54.2 million available under the Propane Bank Credit Facility of which $39.2 million was limited to business acquisitions and capital expenditures for growth. In addition, under the FFCA Loan Agreements RCAC has availability of $24.6 million through December 31, 1997 to finance new or existing company-owned restaurants whose sites are identified to FFCA Mortgage Corporation by September 30, 1997.

   Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and marketable securities are pledged as security. In addition, obligations under RCAC's 9 3/4% senior secured notes due 2000 have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, obligations under the First Mortgage Notes and the Propane Bank Credit Facility have been guaranteed by National Propane and obligations under the Patrick Facility, Mistic's bank facility and $24.9 million of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of RCAC, Arby's and Mistic, is pledged as well as approximately 2% of the Unsubordinated General Partner Interest. (The stock of C.H. Patrick secures the Patrick Facility and the stock of National Propane is pledged in connection with the Partnership Loan - see below.)

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


   The Company's debt instruments require aggregate principal payments of $5.0 million (including $2.3 million of planned repayments of revolving credit loans under Mistic's bank facility) during the remainder of 1996. Such amount does not include $5.5 million of additional repayments required on Mistic's revolving loans in order to comply with the requirement to pay down the revolving loans to $5.0 million for thirty consecutive days by March 31, 1997. Mistic does not currently intend to make such additional repayments during 1996.

   In furtherance of the Company's growth strategy, the Company will consider selective acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. In connection therewith, in August 1996 Arby's acquired the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products for a cost of $3.7 million. During the third quarter of 1996 the Operating Partnership acquired the assets of two propane businesses for cash of $1.0 million.

   The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. The
Company has resolved all issues related to such audit and in connection therewith paid approximately $1 million through October 1996 and expects to pay approximately $2.5 million in the remainder of the fourth quarter of 1996 in final settlement of such examination. The IRS is currently finalizing its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $123.6 million, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined. However, management of the Company does not believe the resolution of the 1989 through 1992 examination will be finalized in 1996 and, accordingly, no tax payments will be required in 1996.

   Under a program announced in July 1996, management of the Company has been authorized, when and if market conditions warrant, to repurchase until July 1997, up to $20.0 million of its Class A Common Stock. During the third quarter of 1996, the Company repurchased 44,300 shares of Class A Common Stock for an aggregate cost of $0.5 million.

     As of September 30, 1996 the Company's principal cash requirements, exclusive of operations, for the remainder of 1996 consist principally of capital expenditures of approximately $10.0 million, debt principal payments aggregating $5.0 million, a $3.3 million distribution by the Partnership to holders of the Common Units (see below), funding for acquisitions if any, and treasury stock purchases. The Company anticipates meeting such requirements through existing cash ($164.7 million at September 30, 1996), cash flows from operations, availability under the Propane Bank Credit Facility and the Patrick Facility, anticipated borrowings of less than $1.0 million under the FFCA Loan Agreements to finance new or existing company-owned restaurants and financing a portion of its capital expenditures through capital lease arrangements.

Triarc

   Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its cash on hand and marketable securities ($180.4 million as of September 30, 1996) and cash flows from its subsidiaries including loans and cash dividends and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

   In connection with the issuance of the First Mortgage Notes and the Partnership's initial public offering discussed above, on July 2, 1996 Triarc received an aggregate of $112.2 million. Such amount consisted of a dividend of $59.3 million (from the proceeds of the First Mortgage Notes), a loan from the Partnership of $40.7 million (the "Partnership Loan") and payment of previously unpaid management fees, tax sharing payments and certain other intercompany indebtedness aggregating $12.2 million. The Partnership Loan bears interest at 13 1/2% payable in cash and is due in equal annual amounts of approximately $5.1 million commencing 2003 through 2010. Concurrently with the above transactions, an $81.4

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


million non-interest bearing advance payable to National Propane was reduced to $30.0 million and converted to a demand note payable bearing interest at 13 1/2% payable in cash (the "$30 Million Note"). Triarc does not anticipate it will be required to make any principal payments on the $30 Million Note during the remainder of 1996; however, if it should be required to do so, Triarc believes it has adequate cash on hand to make such payments.

   Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc during the remainder of 1996 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership to pay dividends. Such cash flows are principally quarterly distributions ($2.6 million was paid to National Propane on November 14, 1996) from the Partnership on the Subordinated Units and the Unsubordinated General Partner Interest (see below).

   Triarc's indebtedness to subsidiaries has been significantly reduced to $72.4 million as of September 30, 1996 compared with $229.3 million as of December 31, 1995 principally as a result of dividends or cancellations of such indebtedness in connection with the Graniteville Sale and the Partnership's issuance of the Common Units. Such $72.4 million of indebtedness consists of the $40.7 million Partnership Loan, the $30 Million Note and a $1.7 million note to a subsidiary of RCAC and requires principal payments of $1.7 million during the remainder of 1996 subject to additional amounts if demand is made under the $30 Million Note. However, the Company anticipates the $1.7 million Note will be cancelled prior to its December 1996 maturity and replaced with a demand note under which no payments are anticipated during the remainder of 1996.

   As a result of the Graniteville Sale and the Partnership's issuance of the Common Units discussed above, payments received under tax sharing agreements and the reimbursement of general corporate expenses by the Textile Business have been eliminated and payments from National Propane and the Partnership will be limited. Management fees and tax-sharing payments from C.H. Patrick (which prior to April 29, 1996 were a component of the payments from the Textile Business) and distributions, if any, from the Partnership will partially offset such decreases. As a result, Triarc will probably experience negative cash flows from operations for its general corporate expenses for the remainder of 1996.

   Triarc's sources of cash consist principally of cash on hand and marketable securities ($180.4 million as of September 30, 1996), reimbursement of general corporate expenses from subsidiaries in connection with management services agreements, distributions from the Partnership and net payments received under tax sharing agreements with certain subsidiaries. Such sources will be sufficient to enable it to meet its short-term cash needs including general corporate expenses, any required advances to RCAC (see below), up to $3.3 million of remaining commitments for advances to affiliates under loan agreements and capital expenditures estimated to be approximately $3.1 million.

RCAC

   As of September 30, 1996, RCAC's cash requirements for the remainder of 1996 consist principally of capital expenditures of approximately $4.4 million, an October 1996 payment of $0.4 million related to RCAC's portion of the tax audit payment noted above, and debt (including capitalized leases and affiliated notes) principal payments of $16.8 million, subject to Triarc's requirement for RCAC to repay any or all of the outstanding balance under a $15.3 million demand promissory note (the "Demand Note") included in the $16.8 million. RCAC anticipates meeting such requirements other than the Demand Note through existing cash and/or cash flows from operations, borrowings under the FFCA Loan Agreements, capital lease arrangements and, to the extent cash is required other than for repayments to Triarc under the Demand Note, borrowings from Triarc to the extent available. RCAC may be required to make repayments under the Demand Note to the extent of its remaining cash balances in excess of its ongoing requirements for working capital.

Mistic

   As of September 30, 1996, Mistic's principal cash requirements for the remainder of 1996 consist principally of $1.3 million of term loan payments and $2.3 million of planned repayments of revolving credit loans under its bank facility and $0.1 million of capital expenditures. Mistic anticipates meeting such requirements through cash flows from operations. In

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


addition, Mistic must further reduce its revolving credit loans under its bank facility ($12.8 million outstanding as of September 30, 1996) to $5.0 million for thirty consecutive days prior to March 31, 1997. Mistic does not currently intend to make the additional required repayments during 1996.

The Partnership

   As of September 30, 1996, the Partnership's principal cash requirements for the remainder of 1996 consist of capital expenditures of approximately $1.8 million and funding for acquisitions, if any. To the extent of such acquisitions, the Partnership has $39.2 million of availability under its Acquisition Facility as of September 30, 1996. The Partnership expects its cash flows from operations will be more than sufficient to meet its replacement capital expenditure requirements. To the extent the Partnership has net positive cash flows, it must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partner Interest within 45 days after the end of each fiscal quarter commencing in November 1996. On November 14, 1996 the Partnership paid its initial quarterly distribution of $.525 per Common and Subordinated Unit with an equivalent amount for the Unsubordinated General Partner Interest, or an aggregate of $5.9 million, to unitholders of record on November 1, 1996, including $2.6 million payable to National Propane related to the Subordinated Units and the Unsubordinated General Partner Interest.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



C.H. Patrick

   As of September 30, 1996, C.H. Patrick's principal cash requirements for the remainder of 1996 consist principally of principal payments under its Term Loans of $0.6 million and capital expenditures of $0.8 million. C.H. Patrick anticipates meeting such requirements through cash flows from operations. Should C.H. Patrick need to supplement its cash flows, it has $14.0 million of availability under the revolving credit portion of the Patrick Facility.

Contingencies

   The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K. In addition, on November 6, 1996 two wholly-owned subsidiaries of the Company became the subject of a demand by a bankruptcy trustee seeking the return of alleged preferential payments. For a further discussion of this matter, see the second paragraph in Note 11 to the accompanying condensed consolidated financial statements. After considering amounts provided in prior periods, the Company does not believe that such contingencies, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

Spinoff

   On October 29, 1996 the Company announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to the Company's stockholders. Consummation of the initial public offering and the spinoff will be subject to, among other things, receipt of a favorable ruling from the IRS that the spinoff will be tax-free to the Company and its stockholders. The request for ruling from the IRS will contain several complex issues and there can be no assurance that the Company will receive the ruling or that the Company will consummate the initial public offering or the spinoff. The initial public offering and spinoff are not expected to occur prior to the end of the second quarter of 1997.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES



Part II. Other Information

   The statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; Triarc not receiving from the Internal Revenue Service a favorable ruling that the spinoff referred to herein will be tax-free to Triarc and its stockholders or the failure to satisfy other customary conditions to closing for transactions of the type referred to herein; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; construction schedules; trends in and strength of the textile industry; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"), RC/Arby's Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, National Propane Partners, L.P.'s registration statement on Form S-1 and Triarc's, RC/Arby's Corporation's and National Propane Partners, L.P.'s other current and periodic filings with the Securities and Exchange Commission.

Item 1.  Legal Proceedings

Legal Proceedings

   As reported in Triarc's Form 10-Q for the quarterly period ended June 30, 1996 (the "June 1996 Form 10-Q"), in November, 1995, Triarc commenced an action in New York State court alleging that three former court-appointed directors violated the release/agreements they executed in March 1995 by seeking additional fees of $3.0 million. The action has been removed to federal court in New York, and Triarc has moved for summary judgement. The motion is pending. The defendants have filed a third-party complaint against Nelson Peltz, a Director and Chairman and Chief Executive Officer of Triarc, seeking judgement against him for any amounts received by Triarc against them.

   As reported in the June 1996 Form 10-Q, on June 27, 1996, the three former court-appointed directors commenced an action against Nelson Peltz, Victor Posner, and Steven Posner in the United States District Court for the Northern District of Ohio seeking an order returning the plaintiffs to Triarc's Board of Directors, a declaration that the defendants bear continuing obligations to refrain from certain financial transactions under a February 9, 1993 undertaking given by DWG Acquisition Group, L.P., and a declaration that Mr. Peltz must honor all provisions of the undertaking. On October 10, 1996, Mr. Peltz moved for judgment on the pleadings, or, in the alternative, for a stay of the proceedings pending a resolution of the New York action described above. The motion is pending.

   As reported in the 1995 Form 10-K, in February 1994, the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against Triarc and other defendants, asserting causes of action arising from various transactions undertaken while Triarc was affiliated with Victor Posner. On November 7, 1995, the United States

Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an order that, among other things (i) directed that a final judgment dismissing the APL Litigation be entered; and (ii) dismissed an objection by Security Management Corporation ("SMC") to claims filed by Triarc and Chesapeake Insurance Company Limited in APL's bankruptcy proceeding. On March 12, 1996, the Bankruptcy Court denied APL's and SMC's motions for rehearing. On April 10, 1996, APL and SMC filed notices of appeal. The appeals are pending.

   The bankruptcy trustee appointed in the case of Prime Capital Corporation ("Prime") (formerly known as Intercapital Funding Resources, Inc.) on November 4, 1996, made a demand on Chesapeake Insurance Company Ltd. ("Chesapeake") and Southeastern Public Service Company ("SEPSCO"), subsidiaries of Triarc, seeking the return of payments aggregating $5.3 million which Prime made to those entities during 1994 and suggesting that litigation will be commenced against SEPSCO and Chesapeake if these monies are not returned. Prime's trustee alleges such payments were preferential or constituted fraudulent transfers. Chesapeake and SEPSCO had entered into separate joint ventures with Prime, and the payments at issue were made in connection with termination of the investments in such joint ventures. Similar demand letters have been received by other joint venture investors as well (including certain current and former officers of Triarc or their spouses). Triarc believes, based on advice of counsel, that it has meritorious defenses to these claims and intends to vigorously contest them. Triarc believes, based on the information that it currently possesses, that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

Environmental Matters
-----------------------

   As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and ground water for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation was required at thirteen sites which were sold to or leased for the purchaser of the ice operations. Remediation has been completed on five of these sites and is ongoing at the others. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site, and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1997. Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, ten have been remediated through September 30, 1996 at an aggregate cost of approximately $955,000. Remediation has not yet commenced at the remaining five sites. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of two sites which may in the future require demolition. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of all such remediation and/or removal and demolition will approximate $6,030,000, of which $1,500,000, $2,700,000 (including a 1994 reclassification of $500,000), $1,150,000 and $670,000 (a reclassification) were provided prior to Fiscal 1993, in Fiscal 1993, in 1994 and 1996, respectively. In connection therewith, SEPSCO has incurred actual costs of approximately $4,530,000 through September 30, 1996 and has a remaining accrual of approximately $1,490,000. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated financial position or results of operations. See "Part I, Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 5. Other Information

Initial Public Offering/Spinoff of Beverage and Restaurant Businesses

   On October 29, 1996, Triarc announced that its Board of Directors has approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses to the public through an initial public offering (the "IPO") and to spinoff the remainder of the shares of such businesses to Triarc's stockholders. Consummation of the IPO and spinoff will be subject to, among other things, receipt of a favorable ruling from the Internal Revenue Service (the "IRS") that the spinoff will be tax-free to Triarc and its stockholders. The request for the ruling from the IRS will contain several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the IPO or the spinoff. The IPO and spinoff are not expected to occur prior to the end of the second quarter of 1997.

Triarc Beverage Group

     On October 29, 1996, Triarc also announced the establishment of the Triarc Beverage Group, which will oversee the operations of Triarc's two beverage subsidiaries, Royal Crown Company, Inc. ("Royal Crown") and Mistic Brands, Inc. ("Mistic").

National Propane Partners Private Placement

   On November 7, 1996, National Propane Partners, L.P. ("National Propane Partners") sold 400,000 of its common units (representing approximately 6% of the partnership's common units) to an institutional accredited investor through a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The units were sold at a price of $21.00 each, before deducting fees, resulting in net proceeds to the partnership of $7,812,000. National Propane Partners completed its initial public offering on July 2, 1996. As a result of the initial public offering and after taking into account the shares issued in the private placement, Triarc, through its subsidiary National Propane Corporation, the partnership's managing general partner, holds approximately 43% of the partnership.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

     1.1 Purchase Agreement among National Propane Partners, L.P. (the "Partnership"), Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Janney Montgomery Scott Inc., Rauscher Pierce Refsnes, Inc. and the Robinson- Humphrey Company, Inc., incorporated herein by reference to Exhibit 1.1 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC No. 1- 11867).

     10.1 Contribution and Assumption Agreement among the Partnership, National Propane Corporation, National Propane SGP, Inc. and National Sales & Service, Inc., incorporated herein by reference to Exhibit 10.4 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC No. 1-11867).

     10.2 Conveyance, Contribution and Assumption Agreement among the Partnership, National Propane Corporation and National Propane SGP, Inc. is incorporated herein by reference to Exhibit 10.3 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC No. 1-11867).

     10.3 Credit Agreement, dated as of June 26, 1996, among National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC File No. 1-11867).

      10.4 Note Purchase Agreement, dated as of June 26, 1996, among National Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC File No. 1-11867).

      10.5 Note dated July 2, 1996 of Triarc, payable to the order of National Propane, L.P., incorporated herein by reference to Exhibit 10.5 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC File No. 1-11867).

      10.6 Amendment to Employment Agreement of Ronald D. Paliughi dated as of June 10, 1996, incorporated herein by reference to Exhibit 10.7 to the Partnership's report on Form 8-K dated August 13, 1996 (SEC File No. 1-11867).

      10.7 Purchase Agreement dated November 7, 1996 between the Partnership and the buyer named therein (the "Buyer"), incorporated herein by reference to Exhibit 10.1 to the Partnership's report on Form 8-K dated November 14, 1996 (SEC File No. 1-11867).

      10.8 Registration Agreement dated November 7, 1996 between the Partnership and the Buyer, incorporated herein by reference to
             Exhibit 10.2 to the Partnership's report on Form 8-K dated November 14, 1996 (SEC File No. 1-11867).

      10.9 Loan Agreement dated as of September 5, 1996 by and between FFCA Mortgage Corporation and Arby's Restaurant Holding Company,
             incorporated herein by reference to Exhibit 4.1 to RC/Arby's Corporation report on Form 8- K dated November 14, 1996 (SEC File No. 0-20286).

      10.10 Supplement to Loan Agreement as of June 26, 1996 among FFCA Acquisition Corporation, Arby's Restaurant Holding Company, Arby's Restaurant Development Corporation and Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.2 to RC/Arby's Corporation report on Form 8-K dated
             November 14, 1996 (SEC File No. 0-20286).

      10.11 Agreement Regarding Cross-Collateralization and Cross-Default Provisions as of June 26, 1996 by and among FFCA Acquisition Corporation, Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company and Arby's, Inc., incorporated herein by reference to Exhibit 4.3 to RC/Arby's Corporation's report on Form 8-K dated November 14, 1996 (SEC File No. 0- 20286).

      11.1   Statements re computation of net income (loss) per share.

      27.1 Financial Data Schedule for the fiscal quarter ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format.

      99.1 Press Release, dated as of October 29, 1996, incorporated herein by reference to Exhibit 99.1 to Triarc's report on Form 8-K dated October 29, 1996 (SEC File No. 1-2207).

(b)   Reports on Form 8-K

             The Registrant filed a report on Form 8-K on July 11, 1996 with respect to the Registrant's stock repurchase program and the repayment by the Registrant of certain indebtedness owed to National Union Fire Insurance Company.

             The Registrant filed a report on Form 8-K/A on July 18, 1996 in the form of Amendment No. 1 to Triarc's Form 8-K dated July 2, 1996 with respect to the completion by National Propane Partners, L.P. of its initial public offering of common units representing limited partner interests and the private placement of $125 million aggregate principal amount of 8.54% First Mortgage Notes due 2010.



                                                                                                        EXHIBIT 11.1

                TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Statement re Computation of Net Income (Loss) per Share
                          September 30, 1996


                                                                                    Three months ended     Nine months ended
                                                                                      September 30,         September 30,
                                                                              1995             1996            1995        1996
                                                                                      (In thousands except per share amounts)
                                                                                                 (Unaudited)
        Earnings for earnings per share purposes:
          Income (loss) before extraordinary items................................$(5,776)   $    47,332   $   1,953    $    45,534
          Addback of interest expense, net of income
            taxes, on debt assumed to be repaid from
            proceeds of certain stock options assumed
            exercised .....................................................          --            1,335          --           --
                                                                              -----------    -----------   -----------   ----------
                                                                                   (5,776)        48,667         1,953       45,534
          Extraordinary items .............................................          --            3,122          --         (5,416)
                                                                              -----------    -----------   -----------   ----------
                                                                              $   (5,776)    $    51,789   $    1,953    $    40,118
                                                                              ===========    ===========   ===========   ==========

        Shares:
          Weighted average common shares outstanding............................ 29,906           29,886       29,715        29,906
          Adjustments for dilutive effect of stock options:
            Shares assumed to be  repurchased (5,974,000)
            from proceeds from assumed exercise  of stock
            options,  net of  shares  assumed  issued (3,865,000)
              (limited to the repurchase of
              20% of the Company's outstanding shares)...............................--           (2,109)          --          --
            Shares assumed to be issued from exercise
                of stock options, the proceeds of which
                are assumed to repay existing Company
              debt ........................................................          --            4,628          --           --
                                                                              -----------    -----------   -----------   ----------
                                                                                   29,906         32,405        29,715       29,906
                                                                              ===========    ===========   ===========   ==========

        Earnings (loss) per share:
          Income (loss) before extraordinary items
            per share.....................$ ...............................          (.19)   $      1.50   $       .07   $    1.52
          Extraordinary items per share ...................................          --              .10          --          (.18)
                                                                              -----------    -----------   -----------   ----------
          Net income (loss) per share.....$ ...............................          (.19)   $      1.60   $       .07   $     1.34
                                                                              ===========    ===========   ===========   ==========



The effect of stock options was antidilutive for the three and nine-month periods ended September 30, 1995 and for the nine- month period ended September
30, 1996. Fully diluted income (loss) per share is not applicable for any period since contingent issuances of common shares would have been antidilutive or had no effect on income (loss) per share.

                               28

                TRIARC COMPANIES, INC. AND SUBSIDIARIES




                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRIARC COMPANIES, INC.





Date:  November 14, 1996           By: /S/ JOHN L. BARNES, JR.
                                   ---------------------------
                                   John L. Barnes, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Company)



                                   By: /S/ FRED H. SCHAEFER
                                   Fred H. Schaefer
                                   Vice President and
                                   Chief Accounting Officer
                                   (Principal accounting officer)