Form 10-K
period 1996-12-31
TRIARC COMPANIES INC
filed 1997-03-31
CIK 30697

[LOGO]

                  TRIARC COMPANIES, INC.
   FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

-----------------------------------------------------------


-----------------------------------------------------------



            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                            OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

               COMMISSION FILE NUMBER 1-2207
                 ------------------------

                  TRIARC COMPANIES, INC.

  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 ------------------------

         DELAWARE                   38-0471180
     (STATE OR OTHER JURISDICTION OF(I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

     280 PARK AVENUE
     NEW YORK, NEW YORK             10017
     (ADDRESS OF PRINCIPAL EXECUTIVE(ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 451-3000
                 ------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                     ON WHICH REGISTERED
------------------------------------------   -----------------------------
     CLASS A COMMON STOCK, $.10 PAR VALUE    NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $286,000,000 as of March 15, 1997. There were 24,112,109 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of March 15, 1997.

-----------------------------------------------------------


-----------------------------------------------------------

"ARBY'S," "RC COLA," "DIET RC," "ROYAL CROWN," "ROYAL CROWN
DRAFT COLA," "DIET RITE," "NEHI," "NEHI LOCKJAW," "UPPER 10," "KICK,"
  "THIRST THRASHER," "MISTIC," "ROYAL MISTIC" AND "PATCO"
ARE REGISTERED TRADEMARKS OF TRIARC COMPANIES, INC. OR ITS SUBSIDIARIES.

                          PART I

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's
Discussion  and  Analysis of  Financial  Condition  and Results of  Operations,"
constitute  "forward-looking  statements"  within  the  meaning  of the  Private
Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc Companies, Inc. ("Triarc") and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; Triarc not receiving from the Internal Revenue Service a favorable ruling that the spinoff referred to herein will be tax-free to Triarc and its stockholders or the failure to satisfy other customary conditions to closing for transactions of the types referred to herein; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; changes in wholesale propane prices; operating hazards and risks associated with handling, storing and delivering combustible liquids such as propane; construction schedules; trends in and strength of the textile industry; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referred in this Form 10-K, National Propane Partners, L.P.'s registration statement on Form S-1 and other current and periodic filings by Triarc, RC/Arby's Corporation and National Propane Partners, L.P. with the Securities and Exchange Commission. Triarc will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.    BUSINESS.

INTRODUCTION

     Triarc is a holding company which, through its subsidiaries, is engaged in four businesses: beverages, restaurants, dyes and specialty chemicals and liquefied petroleum gas. The beverage operations are conducted through Royal Crown Company, Inc. ("Royal Crown") and Mistic Brands, Inc. ("Mistic"); the restaurant operations are conducted through Arby's, Inc. (d/b/a Triarc Restaurant Group) ("Arby's"); the dyes and specialty chemical operations are conducted through C.H. Patrick & Co., Inc. ("C.H. Patrick"); and the liquefied petroleum gas operations are conducted through National Propane Corporation ("National Propane"), the managing general partner of National Propane Partners, L.P. (the "Partnership") and its operating subsidiary partnership, National Propane, L.P. (the "Operating Partnership"). Prior to June 29, 1995, the liquefied petroleum gas operations were also conducted through Public Gas Company ("Public Gas") which, on such date was merged with National Propane. At the time of such merger, Public Gas was an indirect wholly-owned subsidiary of Southeastern Public Service Company ("SEPSCO"), which in turn is an indirect wholly-owned subsidiary of Triarc (National Propane and Public Gas are sometimes collectively referred to herein as the "LP Gas Companies"). In addition, prior to April 29, 1996, Triarc was also engaged in the textile business through Graniteville Company ("Graniteville"). On such date the textile related assets of Graniteville were sold. See "Item 1.-- Business -- Strategic Alternatives." For information regarding the revenues, operating profit and identifiable assets for Triarc's four businesses for the year ended December 31, 1996, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 29 to the Consolidated Financial Statements of Triarc Companies, Inc. and Subsidiaries (the "Consolidated Financial Statements"). See "Item 1. Business -- General -- Discontinued and Other Operations" for a discussion of certain remaining ancillary businesses which Triarc intends to dispose of or liquidate as part of its business strategy.

      Triarc's corporate predecessor was incorporated in Ohio in 1929. Triarc was reincorporated in Delaware, by means of a merger, in June 1994. Triarc's principal executive offices are located at 280 Park Avenue, New York, New York 10017 and its telephone number is (212) 451-3000.

BUSINESS STRATEGY

     The key  elements  of  Triarc's  business  strategy  include  (i)  focusing
Triarc's resources on its four businesses -- beverages, restaurants, dyes and specialty chemicals and liquefied petroleum gas, (ii) building strong operating management teams for each of the businesses, and permitting each of these teams to operate in a decentralized environment, (iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans and (iv) rationalizing Triarc's organizational structure.

   In March 1995, Triarc retained investment banking firms to review strategic alternatives to maximize the value of its specialty chemicals, textile and liquefied petroleum gas operations. In April 1996, Triarc consummated the sale of its textile business and in July 1996 formed a master limited partnership to hold its propane business and sold approximately 57.3% of the master limited partnership to the public. In October 1996, Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to Triarc's stockholders. Consummation of such spinoff is subject to receipt of a favorable ruling from the Internal Revenue Service (the "IRS") that the spinoff will be tax-free to Triarc and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or consummate the spinoff. In addition, in February 1997, Triarc announced that certain of its subsidiaries, including Arby's, had entered into an agreement with RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, to sell to an affiliate of RTM all of the 355 company-owned Arby's restaurants owned by such subsidiaries. On March 27, 1997, Triarc announced that it had entered into a definitive agreement to acquire Snapple Beverage Corp. ("Snapple") from The Quaker Oats Company for $300 million in cash, subject to certain post-closing adjustments. The acquisition, which is expected to be consummated during the second quarter of 1997, is subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. See "Item 1. Business -- Strategic Alternatives."

   The senior operating officers of Triarc's businesses have implemented individual plans focused on increasing revenues and improving operating efficiency. In addition, Triarc continuously evaluates acquisitions and business combinations to augment its businesses. The implementation of this business strategy may result in increases in expenditures for, among other things, capital projects and acquisitions and, over time, marketing and advertising. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

STRATEGIC ALTERNATIVES

   Acquisition of Snapple Beverage Corp.

   On March 27, 1997, Triarc announced that it had entered into a definitive agreement to acquire Snapple from The Quaker Oats Company for $300 million in cash, subject to certain post-closing adjustments. The acquisition, which is expected to be consummated during the second quarter of 1997, is subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. Snapple, with its ready-to-drink teas and juice drinks, is a market leader in the premium beverage category. Snapple had 1996 sales of approximately $550 million. Triarc, which owns Mistic, will operate Snapple and Mistic under the leadership of Michael Weinstein, chief executive officer of the Triarc Beverage Group. See "Item 1. Business -- Business Segments -- Beverages."

   Spinoff Transactions

   On October 29, 1996, Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to Triarc's stockholders (collectively, the "Spinoff Transactions"). In connection with the Spinoff Transactions, it is expected that National Propane may be merged with and into Triarc, with Triarc becoming the managing partner, and National Propane SGP, Inc., a subsidiary of National Propane ("SGP"), remaining the special general partner of the Partnership and the Operating Partnership. Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to Triarc and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of the proposed acquisition of Snapple on the anticipated structure of the Spinoff Transactions.

   A registration statement has not been filed with the Securities and Exchange Commission with respect to the proposed offering of common stock of Triarc's restaurant and beverage businesses. The offering of common stock will be made only by means of a prospectus. The common stock may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy such common stock, nor will there be any sale of the common stock in any state in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

   Sale of Company-Owned Restaurants

   On February 13, 1997, Triarc announced that Arby's, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's's Restaurant Operations Company ("AROC"), each an indirect wholly-owned subsidiary of Triarc, entered into a stock purchase agreement with RTM and RTM Partners Inc. ("Holdco") pursuant to which Holdco would acquire from ARDC, ARHC and AROC (the "Sellers") all of the stock of two corporations ("Newco") owning all of the Sellers' 355 company-owned Arby's restaurants. The purchase price is approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations. The consummation of the transaction is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals.

   In connection with the transaction, the sellers will receive options to purchase from Holdco up to an aggregate of 20% of the common stock of Newco. RTM, Holdco and two affiliated entities also agreed to enter into a guarantee in favor of the sellers and Triarc guaranteeing payment of, among other things, the assumed debt obligations. RTM has also agreed to cause Newco to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. This is in addition to a previous commitment RTM entered into in 1996 to build an additional 210 Arby's restaurants.

   Arby's future role in the Arby's system as a franchisor will be to enhance the strength of the Arby's brand by increasing the number of restaurants in the Arby's system and by establishing a "cut above" positioning for the Arby's brand through upgraded menu items and facilities, while continuing to bring new concepts to the system, such as P.T. Noodles, ZuZu and T.J. Cinnamons. See "
Item 1. -- Business Segments -- Restaurants."

   Graniteville Sale

   On April 29, 1996 Triarc and Graniteville sold (the "Graniteville Sale") to Avondale Mills, Inc. ("Avondale"), Graniteville's textile business, other than the assets and operations of C.H. Patrick and certain other excluded assets, for a net purchase price of $243 million in cash. Pursuant to the Asset Purchase Agreement, Avondale assumed all liabilities relating to the textile business, other than income taxes, long-term debt (which was repaid at closing) and certain other specified liabilities.

   In connection with the Graniteville Sale, Avondale and C.H. Patrick entered into a 10-year supply agreement (the "Supply Agreement") pursuant to which C.H. Patrick has the right, subject to certain bidding procedures, to supply to the combined Graniteville/Avondale textile operations certain of its dyes and
chemicals.   See "Item 1. Business -- Business Segments -- Dyes and Specialty
Chemicals."


   Formation of National Propane Master Limited Partnership

   In July 1996 National Propane Partners, L.P., a master limited partnership ("MLP") formed by National Propane, completed an initial public offering (the "IPO") of approximately 6.3 million common units representing limited partner interests and received therefrom net proceeds aggregating approximately $117.4 million. Upon completion of the IPO, National Propane held an approximate 44.6% interest in the MLP (on a combined basis) and the public held the remaining interest.

   Concurrently with the closing of the IPO, both National Propane and SGP contributed substantially all of their assets to the Operating Partnership (the "Conveyance") as a capital contribution and the Operating Partnership assumed substantially all of the liabilities of National Propane and SGP (other than certain income tax liabilities). Immediately thereafter, National Propane and SGP conveyed their limited partner interests in the Operating Partnership to the Partnership. As a result of such contributions, each of National Propane and SGP have a 1.0% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, National Propane received in exchange for its contribution to the Partnership 4,533,638 subordinated units and the right to receive certain incentive distributions.

   Also immediately prior to the closing of the IPO, National Propane issued $125 million aggregate principal amount of 8.54% first mortgage notes due 2010 (the "First Mortgage Notes") to certain institutional investors in a private placement. Approximately $59.3 million of the net proceeds from the sale of the First Mortgage Notes (the entire net proceeds of which were approximately $118.4 million) were used by National Propane to pay a dividend to Triarc. The remainder of the net proceeds from the sale of the First Mortgage Notes
(approximately $59.1 million) were contributed by National Propane to the Operating Partnership to repay a portion of National Propane's then existing bank debt and certain other indebtedness of National Propane and its subsidiaries.

   After the repayment of the indebtedness described above, the net proceeds of the IPO were contributed to the Operating Partnership which used such proceeds to repay all remaining indebtedness under National Propane's then existing bank debt, to make a $40.7 million loan to Triarc (the "Partnership Loan") and to pay certain accrued management fees and tax sharing payments due to Triarc from National Propane.

   Concurrently with the closing of the IPO, the Operating Partnership also entered into a bank credit facility, which includes a $15 million revolving credit facility to the used for working capital and other general partnership purposes and a $40 million acquisition facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On November 7, 1996, the Partnership issued and sold an additional 400,000 common units in a private placement and received net proceeds of approximately $7.4 million. Upon completion of the private placement, National Propane's interest in the MLP (on a combined basis) was reduced to approximately 42.7%.
 See "Item 1.  Business -- Business Segments -- Liquefied Petroleum Gas."


CHANGE IN FISCAL YEAR

   Effective January 1, 1997, Triarc adopted a 52/53 week fiscal convention for itself and each subsidiary (other than National Propane) pursuant to which Triarc's fiscal year (and that of such subsidiaries) will end on the last Sunday in December in each year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

ORGANIZATIONAL STRUCTURE

   The following chart sets forth the current organizational structure of Triarc. Triarc directly or indirectly owns 100% of all of its subsidiaries and approximately 42.7% of the Partnership and the Operating Partnership, on a combined basis. As noted above Triarc has entered into a definitive agreement to purchase 100% of the capital stock of Snapple. See "Item 1. Business -- Strategic Alternatives."

[The organizational chart shows the following: (i) Triarc owns 75.7% of National Propane, the other 24.3% of which is owned by SEPSCO; (ii) Triarc owns 94.6% of CFC Holdings Corp., the other 5.4% of which is owned by SEPSCO; (iii) Triarc owns 100% of Mistic Brands, Inc.; (iv) Triarc owns 100% of GS Holdings, Inc., which owns 100% of SEPSCO and 50% of GVT Holdings, Inc., the other 50% of which is owned by SEPSCO; (v) GVT Holdings, Inc. owns (indirectly) 100% of C.H. Patrick; (vi) CFC Holdings Corp. owns 100% of RC/Arby's Corporation, which owns 100% of Royal Crown Company, Inc., Arby's, Inc., Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company and Arby's Restaurant Operations Company; (vii) National Propane owns 100% of National Propane SGP, Inc., which owns a 1.0% unsubordinated general partner interest in the Partnership and a l.01% unsubordinated general partner interest in the Operating Partnership;
(viii) National Propane owns a 1.0% unsubordinated general partner interest, a 39.5% subordinated general partner interest in the Partnership and a 1.01% unsubordinated general partner interest in the Operating Partnership; and (ix) the Partnership owns a 97.98% limited partner interest in the Operating Partnership.]



BUSINESS SEGMENTS

            BEVERAGES (ROYAL CROWN AND MISTIC)

TRIARC BEVERAGE GROUP

   On  October  29,  1996,  Triarc  announced  the  establishment  of the Triarc
Beverage Group, which oversees the operations of Triarc's two beverage subsidiaries, Royal Crown and Mistic. Michael Weinstein, the chief executive officer of Mistic and Royal Crown is the chief executive officer of the Triarc Beverage Group and has direct operating responsibility for both companies. John Carson, the chairman of Royal Crown, is chairman of the Triarc Beverage Group and oversees international operations, private label sales, domestic strategic franchising and industry affairs. The Triarc Beverage Group is in the process of consolidating its headquarters operations in White Plains, New York. Royal Crown and Mistic continue to operate independent sales and marketing operations to serve their different distribution systems and marketplace needs. The finance, administrative and operational functions of the two companies are being consolidated to maximize efficiencies.

ACQUISITION OF SNAPPLE BEVERAGE CORP.

   On March 27 1997, Triarc, announced that it had entered into a definitive agreement to acquire Snapple from The Quaker Oats Company for $300 million in cash, subject to certain post-closing adjustments. The acquisition, which is expected to be consummated during the second quarter of 1997, is subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. Snapple, with its ready-to-drink juice drinks, is a market leader in the premium beverage category. Snapple had 1996 sales of approximately $550 million. See "Item 1. Business -- Strategic Alternatives."


                        ROYAL CROWN

   Royal Crown produces and sells concentrates used in the production of soft drinks which are sold domestically and internationally to independent, licensed bottlers who manufacture and distribute finished beverage products. Royal Crown's major products have significant recognition and include: RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10, and KICK. Further, Royal Crown is the exclusive supplier of cola concentrate to Cott Corporation ("Cott") which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

   RC Cola is the third largest national brand cola and is the only national brand cola available to non-Coca-Cola and non-Pepsi-Cola bottlers. DIET RITE is available in a cola as well as various other flavors and formulations and is the only national brand that is sugar-free (sweetened with 100% aspartame, a non-nutritive sweetener), sodium-free and caffeine-free. DIET RC COLA is the no-calorie version of RC COLA containing aspartame as its sweetening agent. NEHI is a line of approximately 20 flavored soft drinks, UPPER 10 is a lemon-lime soft drink and KICK is a citrus soft drink. Royal Crown's share of the overall domestic carbonated soft drink market was approximately 1.9% in 1996 according to Beverage Digest/Maxwell estimates. Royal Crown's soft drink brands have approximately a 2.1% share of national supermarket volume, as measured by data of Information Resources, Inc. ("IRI").

   BUSINESS STRATEGY

   Royal Crown's management is pursuing business strategies designed to strengthen its distribution system, make more effective use of its marketing resources, continue the expansion of its international and private label businesses, develop new packages and concentrate resources on its core brands. Additionally, in January 1997, Triarc sold its interest in Saratoga Beverage Group, Inc. ("Saratoga") and Royal Crown terminated its relationship with Saratoga. Royal Crown has also decided to discontinue selling Royal Crown Draft Cola as a finished product. Royal Crown is evaluating the possibility of selling concentrate for that product.

   ADVERTISING AND MARKETING

   A principal determinant of success in the soft drink industry is the ability to establish a recognized brand name, the lack of which serves as a significant barrier to entry to the industry. Advertising, promotions and marketing expenditures in 1994, 1995 and 1996 were approximately $78.2 million, $86.2 million and $76.8 million, respectively. Royal Crown believes that its products continue to enjoy nationwide brand recognition.

   ROYAL CROWN'S BOTTLER NETWORK

   Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 61 foreign countries, including Canada. Consistent with industry practice, each bottler is assigned an exclusive territory within which no other bottler may distribute Royal Crown branded soft drinks. As of December 31, 1996, Royal Crown products were packaged and/or distributed domestically in 156 licensed territories, by 174 licensees, covering 50 states. There were a total of 56 production centers operating pursuant to 49 production and distribution agreements and 124 distribution only agreements.

   Royal Crown enters into a license agreement with each of its bottlers which it believes is comparable to those prevailing in the industry. The duration of the license agreements varies, but Royal Crown may terminate any such agreement in the event of a material breach of the terms thereof by the bottler that is not cured within a specified period of time.

    Royal Crown's ten largest bottler groups accounted for 63.6% and 68.4% of Royal Crown's domestic unit sales of concentrate for branded products during 1995 and 1996, respectively. The two largest bottler groups, Chicago Bottling Group, and Beverage America, accounted for 20.1% and 10.2%, respectively, of Royal Crown's domestic unit sales of concentrate for branded products during 1995 and 21.9% and 9.3%, respectively, during 1996.

   PRIVATE LABEL

   Royal Crown believes that private label sales through Cott, a leading supplier of private label soft drinks, represent an opportunity to benefit from the increased emphasis by national retailers on the development and marketing of quality store brand merchandise at competitive prices. Royal Crown's private label sales began in late 1990 and, as Cott's business expanded, more than tripled from calendar year 1992 to calendar year 1994. Unit sales to Cott declined in 1995, according to Cott, as a result of a significant reduction in worldwide Cott system inventories and a slowing of the rapid growth Cott's business has experienced. In 1996, sales to Cott rebounded as Cott's business grew and its inventory normalized as Cott increased its purchases from Royal Crown for certain non-cola concentrates. In 1994, 1995 and 1996, revenues from the Cott business represented approximately 14.2%, 12.1% and 12.6%, respectively, of Royal Crown's total revenues.

   Royal Crown provides concentrate to Cott pursuant to a concentrate supply agreement entered into in 1994 (the "Cott Worldwide Agreement"). Under the Cott Worldwide Agreement, Royal Crown is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages in various containers. In addition, Royal Crown also supplies Cott with non-cola carbonated soft drink concentrates. The Cott Worldwide Agreement requires that Cott purchase at least 75% of its total worldwide requirements for carbonated soft drink concentrates from Royal Crown. The initial term of the Cott Worldwide Agreement is 21 years, with multiple six-year extensions.

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

   PRODUCT DISTRIBUTION

   Bottlers distribute finished product through four major distribution channels: take home (consisting of food stores, drug stores, mass merchandisers, warehouses and discount stores); convenience (consisting of convenience stores and retail gas station mini-markets); fountain/food service (consisting of fountain syrup sales and restaurant single drink sales); and vending (consisting of bottle and can sales through vending machines). The take home channel is the principal channel of distribution for Royal Crown products. According to IRI data, the volume of Royal Crown products in food stores and drug stores in 1996 was down approximately 7% and 9%, respectively, as compared to 1995, while the volume of Royal Crown products in mass merchandisers was down approximately 12% in 1996. Royal Crown brands historically have not been broadly distributed through vending machines or convenience outlets; in 1996, the volume of Royal Crown products in the convenience channel was down approximately 10% as compared to 1995.

   INTERNATIONAL

   Sales outside the United States accounted for approximately 9.9% , 9.6% and 10.3% of Royal Crown's sales in 1994, 1995, and 1996, respectively. Sales outside the United States of branded concentrates accounted for approximately 8.9%, 10.2% and 12.3% of branded concentrate sales in 1994, 1995 and 1996, respectively. As of December 31, 1996, 90 bottlers and 13 distributors sold Royal Crown brand products outside the United States in 61 countries, with international sales in 1996 distributed among Canada 11.3%, Latin America and Mexico 29.8%, Europe 33.3%, the Middle East/Africa 14.7% and the Far East 10.9%. While the financial and managerial resources of Royal Crown have been focused on the United States and Canada, Royal Crown's management believes significant opportunities exist in international markets. In those countries where Royal Crown brands are currently distributed, Royal Crown traditionally has provided limited advertising support due to capital constraints. New bottlers were added in 1996 to the following international markets:
Brazil (2), Sweden, Poland, Argentina, Korea, Syria and the C.I.S/Baltics (2).

   PRODUCT DEVELOPMENT AND RAW MATERIALS

   Royal Crown believes that it has a reputation as an industry leader in product innovation. Royal Crown introduced the first national brand diet cola in 1961. The DIET RITE flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages. In 1997, Royal Crown introduced a new version of DIET RITE COLA.

   From time to time, Royal Crown purchases as much as a year's supply of certain raw materials to protect itself against supply shortages, price increases and/or political instabilities in the countries from which such raw materials are sourced. Flavoring ingredients and sweeteners are generally available on the open market from several sources.


                          MISTIC

    Mistic's premium beverage  business,  acquired by Triarc in August 1995, has expanded rapidly since its formation in late 1989 by increasing market penetration in its original core markets located in the Northeast and mid-Atlantic regions and, since 1991, by expanding distribution into other domestic regional markets and selected international markets.

   Mistic develops, produces and markets a wide variety of premium non-alcoholic beverages, including non-carbonated and carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under the Mistic, Royal Mistic, Mistic Breeze and Mistic Rain Forest brand names. Mistic products are manufactured by independent bottlers or co-packers and are sold in all 50 states in the United States and in Canada, as well as in a number of foreign countries through a network of approximately 225 beverage distributors. Mistic's products are distributed through various channels including channels in which sales are not measured by industry surveys. Mistic believes that, based on sales, it is among the three leading premium beverage brands.

   Mistic's management has developed and is implementing business strategies that focus on: (i) improving distributor relations by, among other things, developing long term relationships with key distributors; (ii) expanding distribution in existing and new geographic markets and channels of trade; (iii) enhancing promotional and equipment programs; (iv) improving advertising and advertising efficiencies; and (v) developing new products.


   PRODUCTS

   Mistic products compete in a number of premium beverage product categories, including carbonated and noncarbonated beverages, nectars (introduced in July
1996), teas and flavored teas, flavored seltzers and natural spring water.

These products are generally available in some combination of 16, 20 and 24 ounce glass bottles, 20 and 32 ounce PET (plastic) bottles and 12 ounce cans. Approximately 80% of Mistic's 1996 sales consisted of non-carbonated fruit flavored beverages and 14% consisted of teas and lemonade.


   CO-PACKING ARRANGEMENTS

   Mistic's products are produced by co-packers or bottlers under formulation requirements and quality control procedures specified by Mistic. Mistic selects and monitors the producers to ensure adherence to Mistic's production procedures. Mistic regularly analyzes samples from production runs and conducts spot checks of the production facilities. Mistic also purchases most raw materials and arranges for their shipment to its co-packers and bottlers. Mistic's three largest co-packers accounted for 44% of its aggregate case production during 1996.

   Mistic's contractual arrangements with its co-packers are typically for a fixed term renewable at Mistic's option. During the term of the agreement, the co-packer generally commits a certain amount of its monthly production capacity to Mistic. Mistic has committed to order a certain guaranteed volume (in one case) or percentage of its products sold in a region (in another case) or make payments in lieu thereof. As a result of its co-packing arrangements, Mistic's operations have not required significant capital expenditures or investments for bottling facilities or equipment, and its production related fixed costs have been minimal.

   Mistic's management believes it has sufficient production capacity to meet its 1997 requirements and that, in general, the industry has excess production capacity that it can utilize if required.

   RAW MATERIALS

   Most raw materials used in the preparation and packaging of Mistic's products are purchased by Mistic and supplied to its co-packers. Mistic has available adequate sources of such raw materials, which are available from multiple suppliers, although Mistic has chosen, for quality control purposes, to purchase certain raw materials on an exclusive basis from single suppliers. Mistic purchases all of its glass bottles from two suppliers, the largest of which (representing approximately 80% of Mistic's purchases) was recently sold in bankruptcy (in part to the smaller supplier). Mistic is currently negotiating new supply and pricing arrangements with each of these suppliers and with third parties. Mistic believes that alternate sources of glass bottles are available to it.

   DISTRIBUTION

   Mistic's beverages are currently sold through a network of distributors, that include specialty beverage, carbonated soft drink and licensed beer distributors. Such distributors are typically granted exclusive rights to sell Mistic products within a defined territory. Mistic has written agreements with distributors who represent over 80% of Mistic's volume. Such agreements are typically for a fixed term, are renewable at Mistic's option and are generally terminable by the distributor upon specified prior notice.

   Approximately 44.2%, 41.9% and 42.1% of Mistic's net sales in 1994, 1995, and 1996, respectively, were attributable to sales to Mistic's ten largest distributors. Net sales to its largest distributor represented approximately 11% of Mistic's net sales during each of 1995 and 1996.

   Although Mistic's products historically have been sold primarily to convenience stores, convenience store chains and delicatessens as a "single-serve, cold box" item, Mistic has significantly expanded its distribution to include supermarkets and other channels of distribution, such as club store and national drug and convenience store chains (e.g., Sam's Wholesale Clubs, Walgreens and 7-Eleven). Sales to supermarkets accounted for approximately 15% to 20% of total net sales at December 31, 1996.

   Mistic's international sales and distribution increased significantly in 1996
with  entry  into  a  new  Korean  distribution   arrangement   involving  local
production, to Mistic's standards, by the distributor.

   SALES AND MARKETING

   Mistic's sales and marketing staff was approximately 90 as of December 31, 1996. Mistic's sales force is organized by zones under the direction of Zone Sales Vice Presidents, Division Managers, Regional Sales Managers and Trade Development Managers.

   Mistic uses a mix of consumer and trade promotions as well as radio and television advertising to market its products. Advertising and promotional activities include Mistic's "Show Your Colors" campaign, commercials involving NBA player Dennis Rodman (commencing late Spring 1997) and advertising on the show of radio personality Howard Stern.

   Mistic intends to maintain a consistent advertising campaign in its core and expansion markets as an integral part of its strategy to stimulate consumer demand and increase brand loyalty. In 1997 Mistic plans to employ a combination of network advertising complemented with local spot advertising in its larger markets; in most markets, television will be the primary medium and radio secondary.



                   RESTAURANTS (ARBY'S)

TRIARC RESTAURANT GROUP

   On June 6, 1996, Triarc announced that Arby's would do business under the name Triarc Restaurant Group to reflect the company's commitment to the multi-branded restaurant concept. See " -- Multi-Branding" below.

SALE OF COMPANY-OWNED RESTAURANTS

   On February 13, 1997, Triarc announced that Arby's, ARDC, ARHC and AROC, each an indirect wholly-owned subsidiary of Triarc, entered into a stock purchase agreement with RTM and Holdco pursuant to which Holdco would acquire from the Sellers (ARDC, ARHC and AROC) all of the stock of Newco which will own all of the Sellers' 355 company-owned Arby's restaurants. The purchase price is approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations. The consummation of the transaction is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals. See "Item 1. --Business -- Strategic Alternatives."

GENERAL

   Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in 1996 of approximately 73% of the roast beef sandwich segment of the quick service sandwich restaurant category. In addition, Triarc believes that Arby's is the 11th largest quick service restaurant chain in the United States, based on domestic system-wide sales. As of December 31, 1996, Arby's restaurant system consisted of 3,022 restaurants, of which 2,859 operated within the United States and 163 operated outside the United States. As of December 31, 1996, Arby's owned and operated 355 restaurants and the remaining 2,667 restaurants were owned and operated by franchisees. At December 31, 1996, all but 16 restaurants outside the United States were franchised. System-wide sales were approximately $1.8 billion in 1994, approximately $1.9 billion in 1995 and approximately $2.0 billion in 1996.

   In addition to its various slow-roasted meat sandwiches, Arby's restaurants also offer a selected menu of chicken, submarine sandwiches, side-dishes and salads. A breakfast menu is also available at some Arby's restaurants. In addition, Arby's has entered into agreements with three multi-branding partners and intends to expand its multi-branding efforts which will add other brands' items to Arby's menu items at such multi-branded restaurants. See " -- Multi-Branding" below.

   Arby's revenues are derived from three principal sources: (i) sales at company-owned restaurants (which will terminate upon the closing of the transaction with RTM, see "--Sale of Company-Owned Restaurants"); (ii) royalties from franchisees and (iii) one-time franchise fees from new franchisees. During 1994, 1995, and 1996 approximately 77% , 80% and 80% respectively, of Arby's revenues were derived from sales at company-owned restaurants and approximately 23% , 20%, and 20% respectively, were derived from royalties and franchise fees.

INDUSTRY

   The U.S. restaurant industry is highly fragmented, with approximately 415,000 units nationwide. Industry surveys indicate that the largest chains accounted for approximately 18% of all units and 30% of all industry sales in 1996. According to data compiled by the National Restaurant Association, total domestic restaurant industry sales were estimated to be approximately $200 billion in 1996, of which approximately $98 billion was estimated to be in the quick service restaurant ("QSR") or fast food segment.


ARBY'S RESTAURANTS

   The first Arby's restaurant opened in Youngstown, Ohio in 1964. As of December 31, 1996, Arby's restaurants were being operated in 48 states and 13 foreign countries. At December 31, 1996, the five leading states by number of operating units were: Ohio, with 234 restaurants; Texas, with 183 restaurants; California, with 166 restaurants; Michigan, with 155 restaurants; and Florida, with 150 restaurants. The leading country outside the United States is Canada with 111 restaurants.

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

   The following table sets forth the number of company-owned and franchised Arby's restaurants at December 31, 1994, 1995 and 1996.

                                                   THROUGH DECEMBER 31, 1996
                                                ----------------------------
                                           1994           1995          1996
                                          -----          -----         -----

Company-owned restaurants..                 288           373            355
Franchised restaurants.....               2,500         2,577          2,667
                                         ------         -----         ------
     Total restaurants.....               2,788         2,950          3,022

   From April 1993 through December 31, 1995, Arby's had an accelerated program of opening company-owned restaurants. Arby's opened 49 company-owned restaurants in 1995, as compared to nine company-owned restaurants in 1994 and five company-owned restaurants in Transition 1993. In 1996, new restaurant openings slowed down as management focused resources on converting existing restaurants to multi-brand restaurants and upgrading facilities offering an expanded menu. In 1996 Arby's opened three company-owned restaurants. In order to facilitate new company-owned restaurant openings, in 1995 and 1996, RC/Arby's, ARDC and ARHC entered into a series of transactions including loan agreements with FFCA Mortgage Corp. (formerly known as FFCA Acquisition Corp.), a subsidiary of Franchise Finance Corporation of America, pursuant to which they borrowed, in the aggregate, $62.7 million ($58.4 million of which was outstanding as of December 31, 1996), of the $87.3 million available under such agreements. In February 1997, Triarc announced that it had entered into an agreement with RTM to sell to an affiliate of RTM all of the 355 company-owned Arby's restaurants. See "Item 1. Business -- Strategic Alternatives."

FRANCHISE NETWORK

   At December 31, 1996, there were 571 Arby's franchisees operating 2,667 separate locations. The initial term of the typical "traditional" franchise agreement is 20 years. As of December 31, 1996, Arby's did not offer any financing arrangements to its franchisees, except that in certain development agreements Arby's has made available extended payment terms.

   As of December 31, 1996, Arby's had received prepaid commitments for the opening of up to 429 new domestic franchised restaurants over the next ten years. Arby's plans opening approximately 115 new domestic franchised restaurants in 1997. Arby's also expects that 20 new franchised restaurants outside of the United States will open in 1997. In addition, as noted above, RTM has agreed to cause Newco to build an additional 190 Arby's restaurants pursuant to a development agreement. See "Item 1. -- Business -- Strategic Alternatives." Arby's also has territorial agreements with international franchisees in five countries at December 31, 1996. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries, and, in some cases, the right to sub-franchise Arby's restaurants. Arby's management expects that future international franchise agreements will more narrowly limit the
geographic   exclusivity   of  the   franchisees   and  prohibit   sub-franchise
arrangements.

   Arby's offers franchises for the development of both single and multiple "traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently provides for, among other things, an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment based on 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees during 1996 was 3.1%. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new traditional restaurant.

   In December 1994, Arby's began granting development agreements which give developers rights to develop Arby's limited menu restaurants in conjunction with either an existing operating food service or other business in non-traditional locations for a specified term. These agreements require a $1,000 development deposit per store which is then applied toward royalties which are to be paid at a rate of 10% of sales (which includes the AFA contribution referred to below). The developer/franchisee is required to sign an individual franchise agreement for a term of five years. As of December 31, 1996, there were 30 franchised limited menu restaurants in operation.

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

MULTI-BRANDING

   Arby's continues to pursue the development of a multi-branding strategy, which allows a single restaurant to offer the consumer distinct, but complementary, brands at the same restaurant. Collaborating to offer a broader menu is intended to increase sales per square foot of facility space, a key measure of return on investment in retail operations. Arby's has obtained exclusive worldwide rights to operate or grant franchises to operate ZuZu restaurants, which offer handmade Mexican food, at multi-brand locations. In addition, in 1995 Arby's acquired P.T. Noodle's, which offers a variety of Asian, Italian and American dishes based on serving corkscrew noodles with a variety of different sauces. In August 1996, Arby's completed the purchase of the tradenames, trademarks, service marks, logos, signs, recipes, secret formulas and technical information of T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products. As of March 1, 1997, 22 company-owned Arby's restaurants were multi-brand locations, including 14 that offer P.T. Noodles' products, five that offer ZuZu's products and three that offer T.J. Cinnamons' products. While multi-branding with ZuZu continues, Triarc has determined to write-off its approximately $5.4 investment in the equity of ZuZu, Inc.

ADVERTISING AND MARKETING

   Arby's advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants and Arby's, to the extent that it owns local company-owned restaurants, participate. Franchisees and Arby's contribute 0.7% of gross sales to the Arby's Franchise Association ("AFA"), which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly gross sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly gross sales. In 1994, 1995 and 1996, Arby's expenditures for advertising and marketing in support of company-owned stores were $17.2 million, $22.4 million, and $25.8 million, respectively.

QUALITY ASSURANCE

   Arby's  has  developed  a quality  assurance  program  designed  to  maintain standards and uniformity of the menu selections at each of its franchised restaurants. A full-time quality assurance employee is assigned to each of the four independent processing facilities that process roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at Arby's headquarters tests samples of roast beef periodically from each franchisee. Each year, representatives of Arby's conduct unannounced inspections of operations of each franchisee to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consultative services to franchisees.

PROVISIONS AND SUPPLIES

   Arby's roast beef is provided by four independent meat processors. Franchise operators are required to obtain roast beef from one of the four approved suppliers. Arby's, through the non-profit purchasing cooperative ARCOP, Inc. ("ARCOP"), which negotiates contracts with approved suppliers on behalf of Arby's and its franchisees, has entered into "cost-plus" contracts and purchases with these suppliers. Arby's believes that satisfactory arrangements could be made to replace any of its current roast beef suppliers, if necessary, on a timely basis.

   Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval, which products are available from numerous suppliers. Food, proprietary paper and operating supplies are also made available, through national contracts employing volume purchasing, to Arby's franchisees through ARCOP.


        DYES AND SPECIALTY CHEMICALS (C.H. PATRICK)

GENERAL

   C.H. Patrick produces and markets dyes and specialty chemicals primarily to the textile industry. In April 1996, Triarc and Avondale completed the sale of the textile business of Graniteville to Avondale for a net purchase price of $243 million in cash. C.H. Patrick and certain other non-textile related assets were excluded from the transaction.In connection with the Graniteville Sale, Avondale and C.H. Patrick entered into the Supply Agreement pursuant to which C.H. Patrick has the right, subject to certain bidding procedures, to supply the combined Graniteville/Avondale textile operations certain of its dyes and chemicals. See "Item 1. Business -- Strategic Alternatives."

BUSINESS STRATEGY

   C.H. Patrick believes that it has a reputation in the textile industry as both a consistent producer of quality products and an innovator of new products to meet the changing needs of its customers. The management of C.H. Patrick has developed and is implementing business strategies that focus on developing new products and markets and developing relationships with new clients who previously chose not to do business with an operation directly related to a competitor. Prior to the Graniteville Sale, C.H. Patrick was a wholly-owned subsidiary of Graniteville.

PRODUCTS AND MARKETS

   C.H. Patrick develops, manufactures and markets dyes and specialty chemicals, primarily to the textile industry. Management believes that C.H. Patrick has earned a reputation for producing high quality, innovative dyes and specialty chemicals. During each of 1994 and 1995, approximately 59% of C.H. Patrick's sales were to non-affiliated manufacturers and 41% were to Graniteville. In connection with the Graniteville Sale, C.H. Patrick and Avondale entered into the Supply Agreement, pursuant to which C.H. Patrick has the right, subject to certain bidding procedures, to supply to the combined Graniteville/Avondale textile operations certain of its dyes and chemicals. See "Item 1. Business--Strategic Alternatives." In 1996, approximately 59% of C.H. Patrick's sales were to non-affiliated manufacturers and 41% were to Graniteville/Avondale.

   C.H. Patrick processes dye presscakes and other basic materials to produce and sell indigo, vat, sulfur and disperse liquid dyes, as well as disperse, vat and aluminum powder dyes. The majority of C.H. Patrick's dye products are used in the continuous dyeing of cotton and polyester/cotton blends. C.H. Patrick also manufactures various textile softeners, surfactants, dyeing auxiliaries and permanent press resins, as well as several acrylic polymers used in textile finishing as soil release agents.

   In August 1994, C.H. Patrick acquired a minority interest in Taysung Enterprise Company, Ltd., ("Taysung") a Taiwanese manufacturer of dyes and chemicals. C.H. Patrick also obtained exclusive distribution rights in North, Central and South America for Taysung products for a period of five years. In 1995 C.H. Patrick wrote off its investment in Taysung. In February 1997, C.H. Patrick was advised that Taysung is considering winding down its business and/or selling a substantial portion of its business. See Note 20 to the Consolidated Financial Statements.

MARKETING AND SALES

   Major dye customers rely on bidding systems to obtain the most competitive pricing. The bidding might be quarterly, semi-annual or annual. Generally, the bids are non-binding purchase orders. Historically, these agreements have been honored. In the chemical business, customers normally do not use a bidding procedure but order on an as-needed basis.

   Generally, C.H. Patrick's sales are to domestic customers primarily based in the Southeast, where most of the U.S. textile industry is concentrated. C.H. Patrick has six salespeople and five technical service representatives, based in North Carolina, South Carolina and Georgia, who work closely with customers and C.H. Patrick's technical and quality management groups. Field personnel are supported by C.H. Patrick's laboratory staff who perform services such as competitive product analysis through such methods as gas chromatography, high pressure liquid chromatography, infrared analysis, nuclear magnetic resonance and elemental analysis.

   C.H. Patrick advertises on a regular basis in textile trade journals. Direct mail campaigns have been used in past years to market vat and sulfur dyes as well as dyeing and preparation chemicals. C.H. Patrick has utilized both telemarketing and direct mail to introduce its services to the marketplace.

   C.H. Patrick distributes its products through its own salesforce. C.H. Patrick owns a fleet of nine tanktrucks, two box trailers, three tractors, and two smaller trucks which deliver Patrick's products to customers from its plants. Common carriers are also used both for bulk deliveries and drum shipments.

RAW MATERIALS

   C.H. Patrick purchases various raw materials, including indigo, vat and sulfur crude presscakes and glyoxal, from a number of suppliers and does not rely on a sole source to any material extent. C.H. Patrick does not foresee any significant difficulties in obtaining necessary raw materials or supplies.



        LIQUEFIED PETROLEUM GAS (NATIONAL PROPANE)

   National Propane, as managing general partner of the Partnership and the Operating Partnership, is engaged primarily in (i) the retail marketing of liquefied petroleum gas ("propane") to residential, commercial and industrial, and agricultural customers and to dealers that resell propane to residential and commercial customers and (ii) the retail marketing of propane related supplies and equipment, including home and commercial appliances. Triarc believes that the Partnership is the sixth largest retail marketer of LP gas in terms of volume in the United States. As of December 31, 1996, the Partnership had 166 service centers supplying markets in 25 states. The Partnership's operations are located primarily in the Midwest, Northeast, Southeast, and Southwest regions of the United States.

   Since April 1993, National Propane has, among other things, consolidated its operations into a single company with a national brand and logo. As part of such consolidation, Public Gas was merged with and into National Propane during the second quarter of 1995. Prior to such merger, Public Gas (which had been owned 99.7% by SEPSCO) became a wholly-owned subsidiary of SEPSCO. In connection therewith, on February 22, 1996, SEPSCO redeemed all of its outstanding 11-7/8% Senior Subordinated Debentures due February 1, 1998 (the "SEPSCO 11-7/8% Debentures"). See Note 13 to the Consolidated Financial Statements. In July 1996 National Propane completed an initial public offering of common units in the MLP. See "Item 1 -- Business -- Strategic Alternatives."

BUSINESS STRATEGY

   The Partnership's operating strategy is to increase efficiency, profitability and competitiveness, while better serving its customers, by building on the efforts it is already undertaken to improve pricing management, marketing and purchasing and to consolidate its operations. In addition, the Partnership's strategies for growth involve expanding its operations and increasing its market share through strategic acquisitions and internal growth, including the opening of new service centers. The Partnership intends to take two approaches to acquisitions: (i) primarily to build on its broad geographic base by acquiring smaller, independent competitors that operate within the Partnership's existing geographic areas and incorporating them into the Partnership's distribution network and (ii) to acquire propane businesses in areas in the United States outside of its current geographic base where it believes there is growth potential and where an attractive return on its investment can be achieved. In 1996 and 1997 National Propane and the Partnership acquired six propane businesses for an aggregate purchase price of approximately $3.0 million. In addition to pursuing expansion through acquisition, the Partnership intends to pursue internal growth at its existing service centers and to expand its business by opening new service centers. The Partnership believes that it can attract new customers and expand its market base by (i) providing superior service, (ii) introducing innovative marketing programs and (iii) focusing on population growth areas. The Partnership also intends to continue to expand its business by opening new service centers, known as "scratch-starts," in areas where there is relatively little competition. Scratch-starts are newly opened service centers generally staffed with one or two employees, which typically involve minimal startup costs because the infrastructure of the new service center is developed as the customer base expands and the Partnership can, in many circumstances, transfer existing assets, such as storage tanks and vehicles, to the new service center. Under this program, by December 31, 1996, the Partnership had opened three new service centers in California and one in each of Idaho, Georgia and South Carolina.

PRODUCTS, SERVICES AND MARKETING

   The Partnership distributes its propane through a nationwide distribution network integrating 166 service centers located in 24 states. The Partnership's operations are located primarily in the Midwest, Northeast, Southeast and Southwest regions of the United States.

   Typically, service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office and a warehouse and service facility, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Each service center is managed by a district manager and also typically employs a customer service representative, a service technician and one or two bulk truck drivers. However, new service centers established under the Partnership's "scratch start" program may not have offices, warehouses or service facilities and are typically staffed initially by one or two employees.

   In 1996 the Partnership served approximately 250,000 active customers. No single customer accounted for 10% or more of the Partnership's revenues in 1995 or 1996. Generally, the number of customers increases during the fall and winter and decreases during the spring and summer. Historically, approximately 67% of the Partnership's retail propane volume has been sold during the six-month season from October through March, as many customers use propane for heating purposes. Consequently, sales, gross profits and cash flows from operations are concentrated in the Partnership's first and fourth fiscal quarters.

   Year-to-year demand for propane is affected by the relative severity of the winter and other climatic conditions. For example, while the frigid temperatures that were experienced by the United States in January and February of 1994 significantly increased the overall demand for propane, the warm weather during the winter of 1994-1995 significantly reduced such demand. The Partnership believes, however, that the geographic diversity of its areas of operations helps to reduce its exposure to regional weather patterns. In addition, sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

   Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,800 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks usually ranges from approximately 50 to approximately 1,000 gallons, with a typical tank having a capacity of 250 to 500 gallons. Typically, service centers deliver propane to most of their residential customers at regular intervals, based on estimates of such customers' usage, thereby eliminating the customers' need to make affirmative purchase decisions. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 23.5 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other retail customers, primarily dealers and large commercial accounts, in larger trucks known as transports, which have an average capacity of approximately 9,000 gallons. Propane is generally transported from refineries, pipeline terminals and storage facilities (including the Partnership's underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico) to the Partnership's bulk plants by a combination of common carriers, owner-operators, railroad tank cars and, in certain circumstances, the Partnership's own highway transport fleet.

   The Partnership also sells, leases and services equipment related to its propane distribution business. In the residential market, the Partnership sells household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers, as well as less traditional products such as barbecue equipment and gas logs. In the industrial market, the Partnership sells or leases specialized equipment for the use of propane as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of propane as engine fuel and for chicken brooding and crop drying. The sale of specialized equipment, service income and rental income represented less than 10% of the Partnership's operating revenues during 1996. Parts and appliance sales, installation and service activities are conducted through a wholly-owned corporate subsidiary of the Operating Partnership.

PROPANE SUPPLY AND STORAGE

   The profitability of the Partnership is dependent upon the price and availability of propane as well as seasonal and climatic factors. Contracts for the supply of propane are typically made on a year-to-year basis, but the price of the propane to be delivered depends upon market conditions at the time of delivery. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets, and from time to time the ability to obtain propane at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of propane. Generally, when the wholesale cost of propane declines, the Partnership believes that its margins on its retail propane distribution business would increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Conversely, when the wholesale cost of propane increases, retail marketing profitability will likely be reduced at least for the short-term until retail prices can be increased. Since 1993, the Partnership has generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane. There may be times, however, when the Partnership will be unable to fully pass on cost increases to its customers. Consequently, the Partnership's profitability will be sensitive to changes in wholesale propane prices, and a substantial increase in the wholesale cost of propane could adversely affect the Partnership's margins and profitability. Except for occasional opportunistic buying and storage of propane, the Partnership has not engaged in any significant hedging activities with respect to its propane supply requirements.

   The Partnership purchased propane from over 35 domestic and Canadian suppliers during 1996, primarily major oil companies and independent producers of both gas liquids and oil, and it also purchased propane on the spot market. In 1996, the Partnership purchased approximately 82% and 18% of its propane supplies from domestic and Canadian suppliers, respectively. Approximately 95% of all propane purchases by the Partnership in 1996 were on a contractual basis (generally, under one year agreements subject to annual renewal), but the percentage of contract purchases may vary from year to year as determined by the Managing General Partner. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. The Partnership is not currently a party to any supply contracts containing "take or pay" provisions.

   Warren Petroleum Company ("Warren"), supplied 16% of the Partnership's propane in 1996 and Amoco and Conoco each supplied approximately 10%. The Partnership believes that if supplies from Warren, Amoco or Conoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the Partnership believes that the cost of procuring replacement supplies might be materially higher, at least on a short-term basis. No other single supplier provided more than 10% of the Partnership's total propane supply during 1996.

   The Partnership owns underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico, leases above ground storage facilities in Crandon, Wisconsin and Orlando, Florida, and owns or leases smaller storage facilities in other locations throughout the United States. As of December 31, 1996, the Partnership's total storage capacity was approximately 33.1 million gallons (including approximately one million gallons of storage capacity currently leased to third parties). For a further description of these facilities, see "Item 2. Properties."


GENERAL

   TRADEMARKS

   Royal Crown considers its concentrate formulae, which are not the subject of any patents, to be trade secrets. In addition, RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK, and THIRST THRASHER are registered as trademarks in the United States, Canada and a number of other countries. Royal Crown believes that its trademarks are material to its business.

   Mistic is the owner of the MISTIC, ROYAL MISTIC, MISTIC BREEZE and MISTIC RAIN FOREST trademarks and considers them to be material to its business.

   Arby's is the sole owner of the ARBY'S trademark and considers it, and certain other trademarks owned or licensed by Arby's, to be material to its business. Pursuant to its standard franchise agreement, Arby's grants each of its franchisees the right to use Arby's trademarks, service marks and trade names in the manner specified therein.

   C.H. Patrick is the sole owner of the PATCO trademark and considers it to be material to its business.

   The Partnership and the Operating Partnership utilize a number of trademarks and tradenames which they own (including "National PropaneTM"), some of which have a significant value in the marketing of their products.

   The material trademarks of Royal Crown, Mistic, Arby's and C.H. Patrick are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Royal Crown's, Arby's, Mistic's and C.H. Patrick's rights to such trademarks in the United States will last indefinitely as long as they continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Royal Crown's, Mistic's, Arby's or C.H. Patrick's right to use the foregoing trademarks in the United States.


   COMPETITION

   Triarc's four businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than does Triarc.

   Royal Crown's soft drink products and Mistic's premium beverage products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola and New Age beverages such as Snapple and AriZona iced teas. Royal Crown and Mistic compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by Royal Crown's and Mistic's distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

   Arby's faces direct and indirect competition from numerous well established competitors, including national and regional fast food chains, such as McDonalds, Burger King, Wendy's and Boston Market. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other food service establishments. Key competitive factors in the QSR industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.


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

   C.H. Patrick has many competitors, including large chemical companies and smaller concerns. No single manufacturer dominates the industry in which C.H. Patrick participates. The principal elements of competition include quality, price and service.

   Most of the Operating Partnership's service centers compete with several marketers or distributors of LP gas and certain service centers compete with a large number of marketers or distributors. Each of the Operating Partnership's service centers operate in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The principle competitive factors affecting this industry are reliability of service, responsiveness to customers and the ability to maintain competitive prices. LP gas competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. LP gas serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of the product is required. LP gas is generally more expensive than natural gas in locations served by natural gas, although LP gas is sold in such areas as a standby fuel for use during peak demand periods or during interruptions in natural gas service. Although the extension of natural gas pipelines tends to displace LP gas distribution in the areas affected, National Propane believes that new opportunities for LP gas sales arise as more geographically remote areas are developed. LP gas is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although LP gas is similar to fuel oil in certain applications, as well as in market demand and price, LP gas and fuel oil have generally developed their own distinct geographic markets, reducing competition between such fuels. In addition, the use of alternative fuels, including LP gas, is mandated in certain specified areas of the United States that do not meet federal air quality standards.

   WORKING CAPITAL

   Royal Crown's and Arby's working capital requirements are generally met through cash flow from operations. Accounts receivable of Royal Crown are generally due in 30 days and Arby's franchise royalty fee receivables are due within 10 days after each month end.

   Mistic's working capital requirements are generally met through cash flow from operations, supplemented by advances under a credit facility entered into in connection with the Mistic Acquisition (as subsequently amended, the "Mistic Credit Agreement") which initially provided Mistic with a $60 million term loan facility ($54 million at March 1, 1997) and a $20 million ($12 million at March 1, 1997) revolving credit facility (of which approximately $15 million was available at March 1, 1997). Accounts receivable of Mistic are generally due in 30 days.

   Working capital requirements for C.H. Patrick are generally met from operating cash flow supplemented by advances under a credit facility entered into following the Graniteville Sale, which provides for a $35 million term loan ($33.8 million at March 1, 1997) and a $15 million ($0.5 million at March 1,
1997) revolving credit facility (of which approximately $14.5 million was available at March 1, 1997). Trade receivables of C.H. Patrick are generally due in 30 days.

   Working capital requirements for the Operating Partnership fluctuate due to the seasonal nature of its business. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of LP gas sold declines during the spring and summer. Working capital requirements are generally met through cash flow from operations supplemented by advances under a revolving working capital facility which provides the Operating Partnership with a $15 million line of credit (of which $8.3 million was available at March 1, 1997). Accounts receivable are generally due within 30 days of delivery. See "Item 1. Business -- Strategic Alternatives" and "Business Segments -- Liquefied Petroleum Gas."



   GOVERNMENTAL REGULATIONS

   Each of Triarc's businesses is subject to a variety of federal, state and local laws, rules and regulations.

      Arby's is subject to regulation by the Federal Trade Commission and state laws governing the offer and sale of franchises and the substantive aspects of the franchisor-franchisee relationship. In addition, Arby's is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Pursuant to an amendment to the Fair Labor Standards Act, the federal minimum wage was increased from $4.25 per hour to $4.75 per hour, effective October 1, 1996, with an additional increase to $5.15 per hour to become effective on September 1, 1997. Significant numbers of the food service personnel at Arby's restaurants are paid at rates related to the federal and state minimum wage, and increases in the minimum wage may therefore increase the labor costs of Arby's and its franchisees. Arby's is also subject to the Americans with Disabilities Act (the "ADA"), which requires that all public accommodations and commercial facilities meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although Arby's management believes that its facilities are substantially in compliance with these requirements, Arby's may incur additional costs to comply with the ADA. However, Triarc does not believe that such costs will have a material adverse effect on Triarc's consolidated financial position or results of operations. From time to time, Arby's has received inquiries from federal, state and local regulatory agencies or has been named as a party to administrative proceedings brought by such regulatory agencies. Triarc does not believe that any such inquiries or proceedings will have a material adverse effect on Triarc's consolidated financial position or results of operations.

   The production and marketing of Royal Crown and Mistic beverages are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of Royal Crown and Mistic products. In addition, Royal Crown's and Mistic's dealings with their licensees and/or distributors may, in some jurisdictions, be subject to state laws governing licensor-licensee or distributor relationships.

   National Propane and the Operating Partnership are subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of LP gas, and the health and safety of workers, primarily OSHA and the regulations promulgated thereunder. On February 19, 1997, the U.S. Department of Transportation published its Interim Final Rule for Continued Operation of Present Propane Trucks (the "Interim Rule"). The Interim Rule is intended to address perceived risks during the transfer of propane. The Interim Rule required certain immediate changes in the Partnership's operating procedures, and in the next six to 12 months, may require (i) some or all of the Partnership's cargo tanks to be retrofitted and (ii) some modifications to the Partnership's bulk plants. The Partnership, as well as the National Propane Gas Association and the propane industry in general, is in the process of studying the Interim Rule and the appropriate response thereto. At this time, the Partnership is not in a position to determine what the ultimate long-term cost of compliance with the Interim Rule will be.

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

   As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of the refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and ground water for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on five of these sites and is ongoing at eight others. Such remediation is being made in conjunction with the purchaser, which has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site, and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1997 and 1998. Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there were fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Of these, ten have been remediated at an aggregate cost of $952,000 through December 31, 1996. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of two sites which may require demolition in the future. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of the remediation and/or removal and demolition will have a material adverse effect on its consolidated financial position or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   In May 1994 National Propane was informed of coal tar contamination which was discovered at its properties in Marshfield, Wisconsin. National Propane purchased the property from a company which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National Propane engaged environmental consultants who began work in August 1994. In December 1994, the environmental consultants issued a report to National Propane which estimated the range of potential remediation costs to be between $0.4 million and $0.9 million, depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. In February 1996, based upon new information, National Propane's environmental consultants issued a second report which presented the two most likely remediation methods and revised estimates of the costs of such methods. The report estimated the range of costs for the first method, which involved treatment of groundwater and excavation, treatment and disposal of contaminated soil, to be from $1.6 million to $3.3 million. The range for the second method, which involved treatment of ground water and building a containment wall, was from $0.4 million to $0.8 million. As of March 1, 1997, National Propane's environmental consultants have begun but have not completed additional testing. Based upon the new information compiled to date, which is not yet complete, it appears that the containment wall remedy is no longer appropriate, and the likely remedy will involve treatment of ground water and treatment by soil-vapor extraction of certain contaminated "hot spots" in the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants have revised the range of estimated costs for the remediation to be from $0.8 million to $1.6 million. Based on discussions with National Propane's environmental consultants, an acceptable remediation plan should fall within this range. National Propane will have to agree upon the final plan with the State of Wisconsin. Since receiving notice of the contamination, National Propane has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown what remediation method will be used. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations downgradient from the original site. If it is ultimately confirmed that the
contaminant   plume  extends  under  such   properties  and  if  such  plume  is
attributable to contaminants emanating from the Marshfield property, there is the potential for future third-party claims. National Propane is also engaged in ongoing discussions of a general nature with the successor to the utility that operated a coal gasification plant on the property. The successor has denied any liability for the costs of remediation of the Marshfield property or of satisfying any related claims. If National Propane is found liable for any of such costs, it will attempt to recover them from the successor owner. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease relating to the Marshfield facility, the ownership of which was not transferred to the Operating Partnership at the closing of the IPO, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successor or from insurance. Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Triarc does not believe that the outcome of this matter will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994, as a result of tests necessitated by the removal of four underground storage tanks at Royal Crown's no longer used distribution site in Miami, Florida, hydrocarbons were discovered in the groundwater. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management ("DERM") to determine the extent of the contamination. Remediation has commenced at this site, and management estimates that total remediation costs (in excess of amounts incurred through December 31, 1996) will be approximately $135,000, depending on the actual extent of the contamination. Additionally, in 1994 the Texas Natural Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. Management estimates the total cost of remediation to be approximately $110,000 (in excess of amounts incurred through December 31, 1996), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund. Royal Crown has incurred actual costs of $439,000, in the aggregate, through December 31, 1996 for these matters. Triarc does not believe that the outcome of these matters will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control (the "DHEC") that it discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and that Graniteville may be one of the responsible parties for such contamination. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, the most reasonable alternative was to leave the pond sediments undisturbed and in place. In 1995 Graniteville submitted a proposal regarding periodic monitoring of the site to which DHEC responded with a request for additional information. This information was provided to DHEC in February 1996. Triarc is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC indicated its desire to have an investigation of the Vaucluse Landfill. On August 22, 1995 DHEC requested that Graniteville enter into a consent agreement to conduct an investigation. Graniteville responded to DHEC that a consent agreement was inappropriate considering Graniteville's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve Graniteville's April, 1995 conceptual investigation approach. The cost of the study proposed by
Graniteville is estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, Triarc is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the Graniteville Sale, the Company has agreed to indemnify Avondale for certain costs incurred by it in connection with the foregoing matters that are in excess of the applicable reserves. Based on currently available information, Triarc does not believe that the outcome of these matters will have a material adverse effect on Triarc's consolidated results of operations or financial position. See "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


   SEASONALITY

   Of Triarc's four businesses, the beverages, restaurants and LP gas businesses are seasonal. In the beverage and restaurants businesses, the highest sales occur during spring and summer (April through September). LP gas operations are subject to the seasonal influences of weather which vary by region. Generally, the demand for LP gas during the winter months, November through April, is substantially greater than during the summer months at both the retail and wholesale levels, and is significantly affected by climatic variations. As a result of the foregoing, Triarc's revenues are highest during the first and fourth calendar quarters of the year.

   DISCONTINUED AND OTHER OPERATIONS

   Triarc continues to own a few ancillary business assets. Consistent with Triarc's strategy of focusing resources on its four principal businesses, from 1994 to 1996 SEPSCO completed its sale or discontinuance of substantially all of its ancillary business assets. These sales or liquidations will not have a material impact on Triarc's consolidated financial position or results of operations. The precise timetable for the sale or liquidation of Triarc's remaining ancillary business assets will depend upon Triarc's ability to identify appropriate purchasers and to negotiate acceptable terms for the sale of such businesses.

   Insurance Operations: Historically, Chesapeake Insurance Company Limited ("Chesapeake Insurance"), an indirect wholly-owned subsidiary of Triarc, (i) provided certain property insurance coverage for Triarc and certain of its former affiliates; (ii) reinsured a portion of certain insurance coverage which Triarc and such former affiliates maintained with unaffiliated insurance companies (principally workers' compensation, general liability, automobile liability and group life); and (iii) reinsured insurance risks of unaffiliated third parties through various group participations. During Fiscal 1993, Chesapeake Insurance ceased writing reinsurance of risks of unaffiliated third parties, and during Transition 1993 Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods beginning on or after October 1, 1993. Chesapeake Insurance continues to wind down its operations and settle the remaining existing insurance claims of third parties.

   In March 1994, Chesapeake Insurance consummated an agreement (which agreement was effective as of December 31, 1993) with AIG Risk Management, Inc. ("AIG") concerning the commutation to AIG of all insurance previously underwritten by AIG on behalf of Triarc and its subsidiaries and affiliated companies for the years 1977-1993, which insurance had been reinsured by Chesapeake Insurance. In connection with such commutation, AIG received an aggregate of approximately $63.5 million, consisting of approximately $29.3 million of commercial paper, common stock and other marketable securities of unaffiliated third parties, and a promissory note of Triarc in the original principal amount of approximately $34.2 million. In December 1995, such promissory note was amended and restated in order to reflect the forgiveness of $3.0 million of such indebtedness in April 1995. In July 1996 Triarc paid $27.2 million in return for the cancellation of the promissory note. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." For information regarding Triarc's insurance loss reserves relating to Chesapeake's operations, See Note 1 to the Consolidated Financial Statements.

   Discontinued Operations: In the Consolidated Financial Statements, Triarc reports as "discontinued operations" a few ancillary business assets, including certain idle properties owned by SEPSCO. In 1994, SEPSCO completed its sale or discontinuance of substantially all of its ancillary business assets. In February 1995, SEPSCO sold to a former member of its management team the stock of Houston Oil & Gas Company, Inc., a subsidiary which was engaged in the natural gas and oil business ("HOG"), for an aggregate purchase price of $800,000, consisting of $729,500 in cash, a waiver of certain bonuses payable by SEPSCO to such former management member and a six month promissory note in the original principal amount of $48,000, which has been paid in full. Since January 1996, SEPSCO has sold seven idle properties for an aggregate price of approximately $485,000. In addition, in January, 1997, SEPSCO completed the sale of a 42,000 square foot parcel of land located in Miami, Florida to a real estate developer for a gross purchase price of approximately $1.6 million.

   EMPLOYEES

   As of December 31, 1996, Triarc and its four business segments employed approximately 8,650 personnel, including approximately 1,610 salaried personnel and approximately 7,040 hourly personnel. Triarc's management believes that employee relations are satisfactory. At December 31, 1996, approximately 172 of the total of Triarc's employees were covered by various collective bargaining agreements expiring from time to time from the present through 1999.


ITEM 2. PROPERTIES.

   Triarc maintains a large number of diverse properties. Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of the properties are owned. Except as set forth below, substantially all of Triarc's materially important physical properties are being fully utilized.

   Certain information about the major plants and facilities maintained by each of Triarc's four business segments, as well as Triarc's corporate headquarters, as of December 31, 1996 is set forth in the following table:

                                                                     APPROXIMATE
                                                                      SQ. FT. OF
ACTIVE FACILITIES            FACILITIES-LOCATION       LAND TITLE    FLOOR SPACE
--------------------------------------------------------------------------------
Corporate Headquarters.......New York, NY                  1 leased      26,600
Beverages....................Concentrate Mfg:
                             Columbus, GA                  1 owned      216,000
                             (including office)
                             Cincinnati, OH                1 leased      23,000
                             Royal Crown
                             Corporate Headquarters
                             Ft. Lauderdale, FL            1 leased      19,180*
                             Mistic Corporate
                             Headquarters
                             White Plains, NY              1 leased     32,320**
Restaurant...................355 Restaurants              75 owned          ***
                             (all but 16 locations       280 leased
                             throughout the
                             United States)
                             Corporate Headquarters        1 leased       58,429
                             Ft. Lauderdale, FL
Specialty Chemical and Dyes..Greenville, SC                 2 owned      103,000
                             Williston, SC                  1 owned       75,000
LP Gas.......................Office                        1 leased       17,000
                             166 Service Centers          185 owned     532,000
                             81 Storage Facilities        62 leased       ****
                             (various locations
                             throughout the
                             United States)
                              2 Underground storage
                             terminals
                             2 Above ground
                             storage terminals




                                                                    APPROXIMATE
                                                                     SQ. FT. OF
INACTIVE FACILITIES          FACILITIES-LOCATION      LAND TITLE    FLOOR SPACE
-------------------------------------------------------------------------------
Restaurant...................Restaurants                 1 owned          ***
                                                        10 leased
Textiles.....................Fabric Mfg.                 2 owned      382,000

------------
* Royal Crown and Arby's also share 18,759 square feet of common space at the headquarters of their parent corporation, RC/Arby's.

** In connection with the formation of the Triarc Beverage Group, approximately one-half of the lease obligation for Mistic's headquarters has been assumed by Royal Crown. See "Item 1. Business--Business Segments -- Beverages."

*** While Arby's restaurants range in size from approximately 700 square feet to 4,000 square feet, the typical company-owned Arby's restaurant in the United States is approximately 2,750 square feet. It is expected that all of the company-owned Arby's restaurants will be sold. See "Item 1. Business
     - Strategic Alternatives and "Business Segments -- Restaurants."

**** The LP gas facilities have approximately 33 million gallons of storage capacity (including approximately one million gallons of storage capacity currently leased to third parties). All such properties were transferred to the Operating Partnership. See "Item 1. Business -- Strategic Alternatives" and "-- Business Segments -- Liquefied Petroleum Gas."

     Arby's also owns seven and leases fifteen restaurants which are leased or sublet principally to franchisees.

     Substantially all of the properties used in the and propane and dyes and specialty chemicals segments are pledged as collateral for certain debt. In addition, substantially all of the properties used by Mistic and certain of the properties used in the restaurant segment are pledged as collateral for certain debt. All other properties owned by Triarc are without significant encumbrances.

     Certain information about the materially important physical properties of Triarc's discontinued and other operations as of December 31, 1996 is set forth in the following table:


                                                                     APPROXIMATE
                                                                      SQ.FT. OF
INACTIVE FACILITIES        FACILITIES-LOCATION          LAND TITLE   FLOOR SPACE
-------------------------------------------------------------------------------

Refrigeration.....         Ice mfg. and cold storage      4 owned        92,000
                           Ice mfg.                      13 owned       173,000
National Propane..         Undeveloped land               3 owned          N/A


ITEM 3. LEGAL PROCEEDINGS.

     In the fall of 1995, Granada Investments, Inc., Victor Posner and the three former court-appointed members of a special committee of the Triarc Board ("the Triarc Special Committee") formed in 1993 by order of the United States District Court for the Northern District of Ohio (which order was subsequently terminated) asserted claims against Triarc for money damages and declaratory relief, and, in the case of the former court-appointed directors, additional fees. On January 30, 1996 the court held that it had no jurisdiction and dismissed all proceedings in this matter. Posner filed a notice of appeal, but subsequently withdrew the appeal voluntarily.

     In October 1995 Triarc commenced an action against Posner and a Posner Entity in the United States District Court for the Southern District of New York in which it asserted breaches by them of their reimbursement obligations under the Settlement Agreement (see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.") The defendants have asserted certain affirmative defenses and a counterclaim seeking a declaratory judgment that $2.9 million of a $6.0 million settlement payment paid by defendants to Triarc pursuant to the Settlement Agreement should be credited against defendants' obligations, if any, to reimburse Triarc's fees and expenses under the Settlement Agreement. Cross-motions for summary judgment have been filed and are pending.

     In November, 1995, the Company commenced an action in New York State court alleging that the three former court-appointed directors violated the release/agreements they executed in March 1995 by seeking additional fees of $3.0 million. The action was removed to federal court in New York. The defendants have filed a third-party complaint against Nelson Peltz, the Company's Chairman and Chief Executive Officer, seeking judgment against him for any amounts recovered by Triarc against them. On December 9, 1996, the court denied Triarc's motion for summary judgment. Discovery in the action has commenced.

     On December 6, 1995, the three former court-appointed members of the Triarc Special Committee commenced an action in the United States District Court for the Northern District of Ohio seeking (among other things), an adjudication of certain parties' actual or potential claims with respect to certain shares of Triarc's Class A Common Stock held by the plaintiffs, an order restoring the plaintiffs to Triarc's Board of Directors and additional fees. On February 6, 1996, the court dismissed the action without prejudice. The plaintiffs filed a notice of appeal, but subsequently dismissed the appeal voluntarily.

     On June 27, 1996, the three former court-appointed directors commenced an action against Nelson Peltz, Victor Posner and Steven Posner in the United
States District Court for the Northern District of Ohio seeking an order returning the plaintiffs to Triarc's Board of Directors, a declaration that the defendants bear continuing obligations to refrain from certain financial transactions under a February 9, 1993 undertaking given by DWG Acquisition Group, L.P., and a declaration that Mr. Peltz must honor all provisions of the undertaking. On October 10, 1996, Mr. Peltz moved for judgment on the pleadings, or, in the alternative, for a stay of the proceedings pending a resolution of the New York action described above. The motion is pending.

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

     In connection with certain former cost sharing arrangements, advances, insurance premiums, equipment leases and accrued interest, Triarc had receivables due from APL Corporation, a former affiliate until April 1993, aggregating $38,120,000 as of April 30, 1992, against which a valuation allowance of $34,713,000 was recorded. In July 1993 APL became a debtor in a proceeding under Chapter 11 of the Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against Triarc and certain companies formerly or presently affiliated with Victor Posner or with Triarc, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts various claims against Triarc and seeks an undetermined amount of damages from Triarc as well as certain other relief. In April 1994 Triarc responded to the complaint by filing an Answer and Proposed Counterclaims and Set-Offs (the "Answer"). In the Answer, Triarc denies the material allegations in the complaint and asserts counterclaims and set-offs against APL. On June 8, 1995, the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") entered an order confirming the Creditors' Committee's First Amended Plan of Reorganization (the "Plan") in the APL
Proceeding. The Plan provides, among other things, that Security Management Corporation ("SMC"), a company controlled by Victor Posner, will own all of the common stock of APL and that SMC, among other entities, is authorized to object to claims made in the APL Proceeding. The Plan also provides for the dismissal with prejudice of the APL Litigation. In August, 1995, SMC filed an objection (the "Objection") to the claims against APL filed by Triarc and Chesapeake Insurance. On September 5, 1995, Triarc and Chesapeake Insurance filed responses to the Objection denying the material allegations in the Objection. In addition, Triarc and Chesapeake Insurance filed a motion to dismiss the Objection on the basis that SMC is barred from making the Objections because of the dismissal with prejudice of the APL Litigation under the Plan. The Bankruptcy Court entered an order that, among other things, dismissed the APL Litigation and dismissed the Objection. In December 1995, APL filed a motion for rehearing and reconsideration of the final judgment of dismissal of the APL Litigation and SMC filed a motion for rehearing and reconsideration of the order dismissing the Objection. On March 12, 1996, the Bankruptcy Court denied APL's and SMC's motions for rehearing. SMC and APL have appealed, and their appeal is pending.

     On December 11, 1995, Triarc and Chesapeake commenced a proceeding in the Bankruptcy Court under section 1144 of the Bankruptcy Code, naming Victor Posner, SMC and APL as defendants, and naming the official committee of unsecured creditors of APL as a nominal defendant (the "1144 Proceeding"). Triarc commenced the 1144 proceeding because of motions pending on December 11, 1995 (the final date on which such a proceeding could be commenced under the Bankruptcy Code), in which APL and SMC sought to continue prosecuting the APL Litigation against Triarc and Chesapeake Insurance notwithstanding that the Plan required the dismissal of the APL Litigation with prejudice. In the event APL and SMC were to prevail in such attempts, Triarc would seek to have the confirmation order revoked or modified in certain respects, including to prevent the prosecution of the APL Litigation against Triarc and Chesapeake Insurance. On January 25, 1996, SMC and APL filed a motion to dismiss the 1144 Proceeding. On February 26, 1996, the committee of unsecured creditors of APL filed an answer and affirmative defenses to the complaint in the 1144 Proceeding, denying that the Plan required the dismissal of the APL Litigation. On April 15, 1996, the court granted SMC's and APL's motion to dismiss on the ground that the action was moot. Plaintiffs have appealed, and the appeal is pending.

     On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.5 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding on the ground that the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and therefore AR has no valid breach of contract claim, as well as a declaration that AR's commencement of suspension of payments proceedings in February 1995 had automatically terminated the master development agreement. In the civil court proceeding, the court denied a motion by Arby's to suspend the proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is contesting AR's claims vigorously and believes that it has meritorious defenses to AR's claims.

     On November 4, 1996, the bankruptcy trustee appointed in the case of Prime Capital Corporation ("Prime") (formerly known as Intercapital Funding Resources, Inc.) made a demand on Chesapeake Insurance and SEPSCO, seeking the return of payments aggregating $5.3 million which Prime allegedly made to those entities during 1994 and suggesting that litigation would be commenced against SEPSCO and Chesapeake Insurance if these monies were not returned. The trustee has commenced avoidance actions against SEPSCO and Chesapeake Insurance (as well as actions against certain current and former officers of Triarc or their spouses with respect to payments made directly to them) in January 1997, claiming the payments to them were preferences or fraudulent transfers. (SEPSCO and
Chesapeake Insurance had entered into separate joint ventures with Prime, and the payments at issue were made in connection with termination of the investments in such joint ventures.) Triarc believes, based on advice of counsel, that SEPSCO and Chesapeake Insurance have meritorious defenses to the trustee's claims and that discovery may reveal additional defenses. Accordingly, SEPSCO and Chesapeake Insurance intend to vigorously contest the claims asserted by the trustee. However, it is possible that the trustee may be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is approximately $5.3 million plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime's estate any amount of the challenged payments, they will be entitled to an unsecured claim against such estate. The court has scheduled a trial for the week of May 27, 1997.

     Other matters arise in the ordinary course of Triarc's business, and it is the opinion of management that the outcome of any such matter will not have a material adverse effect on Triarc's consolidated financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Triarc held its 1996 Annual Meeting of Shareholders on June 6, 1996. The matters acted upon by the shareholders at that meeting were reported in Triarc's quarterly report on Form 10-Q for the quarter ended June 30, 1996.



                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     The principal market for Triarc's Class A Common Stock is the New York Stock Exchange ("NYSE") (symbol: TRY). On June 29, 1995, at Triarc's request, the Class A Common Stock was delisted from trading on the Pacific Stock Exchange. The high and low market prices for Triarc's Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:


                                                               MARKET PRICE
                                                           --------------------
      FISCAL QUARTERS                                      HIGH            LOW
-------------------------------------------------------------------------------

1995
   FIRST QUARTER ENDED MARCH 31..........................    $13 1/4   $ 11 1/8
   SECOND QUARTER ENDED JUNE 30..........................     16 3/4     13 1/8
   THIRD QUARTER ENDED SEPTEMBER 30......................     15 5/8     12 3/8
   FOURTH QUARTER ENDED DECEMBER 31......................     14 1/4      9 1/2
1996
   FIRST QUARTER ENDED MARCH 31..........................    $14 3/8   $ 10 7/8
   SECOND QUARTER ENDED JUNE 30..........................     13 3/8     11 1/2
   THIRD QUARTER ENDED SEPTEMBER 30......................     12 7/8     10
   FOURTH QUARTER ENDED DECEMBER 31......................     12 3/4     10 3/4

     Triarc did not pay any dividends on its common stock in Fiscal 1995, Fiscal 1996 or in the current year to date and does not presently anticipate the declaration of cash dividends on its common stock in the near future.

     On April 23, 1993, DWG Acquisition Group, L.P. ("DWG Acquisition"), a Delaware limited partnership the sole general partners of which are Nelson Peltz and Peter W. May, acquired shares of common stock of Triarc (then known as DWG Corporation ("DWG")) from Victor Posner ("Posner") and certain entities controlled by Posner (together with Posner, the "Posner Entities"), representing approximately 28.6% of Triarc's then outstanding common stock. As a result of such acquisition and a series of related transactions which were also consummated on April 23, 1993, the Posner Entities no longer hold any shares of voting stock of Triarc or any of its subsidiaries. Pursuant to a Settlement Agreement dated as of January 9, 1995 (the "Settlement Agreement") among Triarc and Posner and certain Posner Entities, a Posner Entity converted the $71.8 million stated value of Triarc's 8-1/8% Redeemable Convertible Preferred Stock (which paid an aggregate dividend of approximately $5.8 million per annum) owned by it into 4,985,722 shares of Triarc's non-voting Class B Common Stock. In addition, an additional 1,011,900 shares of Triarc's Class B Common Stock were issued to Posner and a Posner Entity (which shares are, among other things, subject to a right of first refusal in favor of Triarc or its designee). Such conversion and issuance of Class B Common Stock resulted in an aggregate increase of approximately $83.8 million in Triarc's common shareholders' equity. All such shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. Triarc, or its designee, has certain rights of first refusal if such shares are sold to an unaffiliated third party. There is no established public trading market for the Class B Common Stock. Triarc has no class of equity securities currently issued and outstanding except for the Class A Common Stock and the Class B Common Stock.

     Because  Triarc  is a  holding  company,  its  ability  to  meet  its  cash requirements (including required interest and principal payments on the Partnership Loan) is primarily dependent upon its cash on hand and marketable securities and cash flows from its subsidiaries including loans and cash dividends and reimbursement by subsidiaries to Triarc in connection with its providing certain management services and payments by subsidiaries under certain tax sharing agreements. In connection with the Spinoff Transactions it is expected that Triarc will retain all or substantially all of its cash on hand and marketable securities. Upon completion of the Spinoff Transactions, however, it is expected that Triarc will no longer be entitled to receive cash dividends or tax sharing payments (relating to the period subsequent to the Spinoff Transactions) from its restaurant and beverage businesses. It is anticipated that Triarc may enter into a management and administrative services agreement with the businesses that are spun-off. Under the terms of various indentures and credit arrangements, Triarc's principal subsidiaries (other than National Propane) are currently unable to pay any dividends or make any loans or advances to Triarc. The relevant restrictions of such debt instruments are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" and in Note 13 to the Consolidated Financial Statements.

     On July 8, 1996, Triarc announced that its management was authorized, when and if market conditions warranted, to purchase from time to time during the twelve month period commencing July 8, 1996, up to $20 million of its outstanding Class A Common Stock. As of March 15, 1997, Triarc had repurchased 44,300 shares of Class A Common Stock at an aggregate cost of approximately $496,500.

     As of March 15, 1997, there were approximately 5,650 holders of record of the Class A Common Stock and two holders of record of the Class B Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

                                                         EIGHT MONTHS
                                                            ENDED
                             FISCAL YEAR ENDED APRIL 30,   DECEMBER               YEAR ENDED DECEMBER 31,
                           -----------------------------  ----------  ----------------------------------------------
                                1992 (1)     1993           1993 (3)        1994          1995            1996
                                ----         ----           -----           ----          ----            ----
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   Revenues................$1,074,703   $1,058,274      $ 703,541      $1,062,521     $1,184,221       $ 989,249
   Operating profit (loss).    58,552      34,459 (4)      29,969(5)       68,933 (6)     33,989 (7)      (6,979)(9)
   Loss from continuing
    operations.............   (10,207)    (44,549)(4)     (30,439)(5)      (2,093)(6)    (36,994)(7)      (8,485)(9)
   Income (loss) from
    discontinued operations,
    net ...................     2,705      (2,430)         (8,591)         (3,900)           --              --
   Extraordinary items ....       --       (6,611)           (448)         (2,116)           --           (5,416)
   Cumulative effect of
    changes in accounting
    principles, net........       --       (6,388)            --              --             --              --
   Net loss................    (7,502)    (59,978)(4)     (39,478)(5)      (8,109)(6)    (36,994)(7)     (13,901)(9)
   Preferred stock dividend
    requirements (2).......       (11)       (121)         (3,889)         (5,833)           --              --
   Net loss applicable to
    common stockholders....    (7,513)    (60,099)        (43,367)        (13,942)       (36,994)        (13,901)
   Loss per share:
    Continuing operations..      (.39)      (1.73)          (1.62)           (.34)         (1.24)           (.28)
    Discontinued operations       .10        (.09)           (.40)           (.17)           --              --
    Extraordinary items....       --         (.26)           (.02)           (.09)           --             (.18)
    Cumulative effect of
      changes in accounting
      principles...........       --         (.25)            --              --             --              --
    Net loss per share.....      (.29)      (2.33)          (2.04)           (.60)         (1.24)           (.46)
   Total assets............   821,170     910,662         897,246         922,167      1,085,966         854,404
   Long-term debt..........   289,758     488,654         575,161         612,118        763,346         500,529
   Redeemable preferred stock     --       71,794          71,794          71,794            --  (8)         --
   Stockholders' equity
      (deficit)                86,482     (35,387)        (75,981)        (31,783)        20,650 (8)       6,765
   Weighted-average common
    shares outstanding.....    25,867      25,808          21,260          23,282         29,764          29,898



(1) Selected Financial Data for the fiscal year ended April 30, 1992 has been retroactively restated to reflect the discontinuance of the Company's utility and municipal services and refrigeration operations in 1993.

(2) The Company has not paid any dividends on its common shares during any of the periods presented.

(3) The Company changed its fiscal year from a fiscal year ending April 30 to a calendar year ending December 31 effective for the eight-month transition period ended December 31, 1993 ("Transition 1993").

(4) Reflects certain significant charges recorded during the fiscal year ended April 30, 1993 as follows: $51,689,000 charged to operating profit representing $43,000,000 of facilities relocation and corporate restructuring relating to a change in control of the Company and $8,689,000 of other net charges; $48,698,000 charged to loss from continuing operations representing the aforementioned $51,689,000 charged to operating profit, $8,503,000 of other net charges, less $19,391,000 of income tax benefit and minority interest effect relating to the aggregate of the above charges, and plus $7,897,000 of provision for income tax contingencies and $67,060,000 charged to net loss representing the aforementioned $48,698,000 charged to operating profit, a $5,363,000 write-down relating to the impairment of certain unprofitable operations and accruals for environmental remediation and losses on certain contracts in progress, net of income tax benefit and minority interests, a $6,611,000 extraordinary charge from the early extinguishment of debt and $6,388,000 cumulative effect of changes in accounting principles.
-------------------------------------------

(5) Reflects certain significant charges recorded during Transition 1993 as follows: $12,306,000 charged to operating profit principally representing $10,006,000 of increased insurance reserves; $25,617,000 charged to loss from continuing operations representing the aforementioned $12,306,000 charged to operating profit, $5,050,000 of certain litigation setttlement costs, $3,292,000 of reduction to net realizable value of certain assets held for sale other than discontinued operations, less $2,231,000 of income tax benefit and minority interest effect relating to the aggregate of the above charges, and plus a $7,200,000 provision for income tax contingencies; and $34,437,000 charged to net loss representing the aforementioned $25,617,000 charged to loss from continuing operations and an $8,820,000 loss from discontinued operations.

(6) Reflects  certain  significant  charges  recorded  during  1994 as  follows:
    $9,972,000 charged to operating profit representing $8,800,000 of facilities relocation and corporate restructuring and $1,172,000 of advertising production costs that in prior periods were deferred; $4,782,000 charged to loss from continuing operations representing the aforementioned $9,972,000 charged to operating profit, $7,000,000 of costs of a proposed acquisition not consummated less $6,043,000 of gain on sale of natural gas and oil business, less income tax benefit relating to the aggregate of the above charges of $6,147,000; and $10,798,000 charged to net loss representing the aforementioned $4,782,000 charged to loss from the early extinguishment of debt from continuing operations, $3,900,000 loss from discontinued operations and a $2,116,000 extraordinary charge from the early extinguishment of debt.

(7) Reflects  certain  significant  charges  recorded  during  1995 as  follows:
    $19,331,000 charged to operating profit representing a $14,647,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of, $2,700,000 of facilities relocation and corporate restructuring and $1,984,000 of other net charges; and $15,199,000 charged to loss from continuing operations and net loss representing the aforementioned $19,331,000 charged to operating profit, $7,794,000 of equity in losses and write-down of investments in affiliates, less $15,088,000 of net gains consisting of $11,945,000 of gain on sale of excess timberland and
    $3,143,000 of other net gains, less $2,938,000 of income tax benefit relating to the aggregate of the above charges and plus a $6,100,000 provision for income tax contingencies.

(8) In 1995 all of the redeemable preferred stock was converted into common stock and an additional 1,011,900 common shares were issued (see Notes 16 and 17 to the Consolidated Financial Statements) resulting in an $83,811,000 improvement in stockholders' equity (deficit).

(9) Reflects certain significant charges and credits recorded during 1996 as follows: $73,100,000 charged to operating profit representing a $64,300,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of and $8,800,000 of facilities relocation and corporate restructuring; and $1,279,000 charged to loss from continuing operations and net loss representing the aforementioned $73,100,000 charged to operating profit, $77,000,000 of gains on sale of businesses, net (see Note 19 to the Consolidated Financial Statements) and plus $5,179,000 of income tax provision on the above net credits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements" in "Part I" preceding "Item 1". As used herein, "1996", "1995" and "1994" refer to the calendar years ended December 31, 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS

    The diversity of the Company's business segments precludes any overall generalization about trends for the Company.

    Trends affecting the beverage segment in recent years have included the increased market share of private label beverages, increased price competition throughout the industry, the development of proprietary packaging and the proliferation of new products being introduced including "premium" beverages.

    Trends affecting the restaurant segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant ("QSR"), or fast food segment in which the Company operates (see below), being the fastest growing segment of the restaurant industry. In addition, there has been increased price competition in the QSR industry, particularly evidenced by the value menu concept which offers comparatively lower prices on certain menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting. Some QSR's have been adding selected higher-priced premium quality items to their menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items. Assuming consummation of the RTM sale (see discussion below under "Liquidity and Capital Resources"), the Company's restaurant operations will be exclusively franchising.

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

    The dye and chemical business portion of the textile segment (see discussion below of the April 1996 sale of the Textile Business) is subject to cyclical economic trends and foreign competition that affect the domestic textile industry. This competition creates pricing pressure which is passed along to the suppliers of the textile industry who are then forced to absorb price decreases or surrender business. This situation has been further exacerbated by (i) the rapid growth of producers in China and India resulting in exports to the United States markets in the domestic dye and chemical industry and (ii) the establishment by European dye and chemical and fabric manufacturers of joint ventures in Asian countries where labor, raw material and environmental costs are lower.

1996 COMPARED WITH 1995

    Revenues, excluding sales of $505.7 million and $157.5 million for 1995 and 1996, respectively, associated with the Textile Business sold on April 29, 1996 (see below), increased $153.2 million (22.6%) to $831.8 million in 1996.

    Beverages - Revenues increased $94.6 million (44.1%) to $309.1 million due to (i) $89.2 million of higher revenues from Mistic Brands, Inc. ("Mistic"), the Company's premium beverage business, reflecting the 1996 full year effect of the Mistic acquisition on August 9, 1995, (ii) a $6.9 million increase in finished beverage product sales (as opposed to concentrate) and
    (iii) a $1.7 million volume increase in private label concentrate sales, all partially offset by a $3.2 million decrease in branded concentrate sales.

    Restaurants - Revenues increased $15.6 million (5.7%) to $288.3 million due to (i) a $14.1 million increase in net sales principally resulting from the inclusion in 1996 of a full year of net sales for the 85 company-owned restaurants added in 1995 (net of closings) and a 0.5% increase in same-store sales and (ii) a $1.5 million increase in royalties and franchise fees primarily resulting from a net increase of 90 (3.5%) franchised restaurants, a 0.8% increase in same-store sales of franchised restaurants and a 2.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, the effects of which were partially offset by a $1.8 million decrease in franchise fees resulting from fewer franchise store openings in 1996.

    Propane - Revenues increased $24.3 million (16.3%) to $173.3 million due to the effect of higher selling prices of $15.8 million resulting from passing on a portion of higher propane costs to customers and higher volume of $9.4 million primarily resulting from an increase in gallons sold to non-residential customers, both partially offset by a $0.9 million decrease in revenues from other product lines.

    Textiles - (including specialty dyes and chemicals) - As discussed further below in "Liquidity and Capital Resources", on April 29, 1996 the Company sold its textile business segment other than its specialty dyes and chemical business and certain other excluded assets and liabilities (the "Textile Business"). Principally as a result of such sale, revenues of the Textile Business decreased $329.3 million (60.1%) to $218.6 million. In addition, lower revenues ($16.3 million) of the Textile Business in the four-month period ended April 1996 compared with the comparable 1995 period contributed to the decrease principally reflecting lower volume due to weak demand for utility wear fabrics ($15.9 million). Overall revenues of the specialty dyes and chemicals business decreased $0.6 million (0.9%) while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $18.9 million (44.7%) to $61.1 million in 1996 as revenues from sales of $19.2 million to the purchaser of the Textile Business subsequent to the April 29, 1996 sale of the Textile Business were no longer eliminated in consolidation as intercompany sales.

    Gross profit (total revenues less cost of sales), excluding gross profit of $44.9 million and $16.9 million for 1995 and 1996, respectively, associated with the Textile Business, increased $40.9 million to $320.3 million in 1996. Such increase is principally due to $34.0 million of higher gross profit due to the full year effect of the Mistic acquisition in 1996. In addition, gross profit was positively impacted by overall higher revenues in the Company's other businesses partially offset by lower overall gross margins in such businesses.

    Beverages - Margins decreased to 54.0% from 61.5% due to the full year effect in 1996 from the inclusion of lower-margin finished product sales principally associated with Mistic (38.5% gross margin in 1996) compared with margins from concentrate sales.

    Restaurants - Margins increased to 33.7% from 33.0% primarily due to lower beef costs and health insurance costs and an improvement in labor efficiencies due to fewer new store openings and related start-up costs in 1996 versus 1995, the effects of which were partially offset by a slightly lower percentage of royalties and franchise fees (with no associated cost of sales) to total revenues.

    Propane - Margins decreased to 23.4% from 26.8% due to higher propane costs that could not be fully passed through to customers, a shift in customer mix toward lower-margin commercial accounts, slightly higher operating expenses attributable to the increased cost of fuel for delivery vehicles and start-up costs of six new propane plants opened in the last quarter of 1995 and the first half of 1996.

    Textiles - As noted above, the Textile Business was sold in April 1996. As a result, for the year ended December 31, 1996, margins for this segment increased to 14.9% from 11.4% reflecting the higher-margin revenues of the remaining specialty dyes and chemicals business. Margins for the specialty dyes and chemicals business decreased to 22.3% from 24.6% due to weak pricing reflecting competitive pressures currently being experienced in the textile industry.

    Advertising, selling and distribution expenses increased $10.5 million to $139.7 million in 1996 due to (i) $21.4 million of expenses associated with
Mistic resulting from (a) the 1996 full year effect of its August 1995 acquisition and, to a lesser extent, (b) the nonrecurring effect of cooperative advertising reimbursements to Mistic by distributors in 1995 which program was discontinued in 1996 and replaced by increased selling prices and (ii) $3.4 million of higher advertising costs in the restaurant segment primarily in response to competitive pressures, a larger company-owned store base and multi-brand restaurant development. Such increases were partially offset by (i) $9.4 million of decreases related to the beverage segment other than Mistic reflecting (a) a net reduction in media spending for branded concentrate products and Royal Crown Premium Draft Cola ("Draft Cola"), for which there had been higher costs in connection with its launch in mid-1995 and (b) lower beverage coupon costs reflecting reduced bottler utilization and (ii) a $5.1 million decrease reflecting the sale of the Textile Business in April 1996.

    General and administrative expenses decreased $15.5 million to $131.4 million in 1996 resulting from $16.4 million of lower expenses of the textile segment primarily reflecting the sale of the Textile Business and net decreases in the remaining operations of the Company principally reflecting the effect of cost reduction efforts and non-recurring 1995 charges including (i) $2.7 million relating to the settlement of a patent infringement lawsuit, (ii) $2.2 million of increased amortization of restricted stock reflecting $3.3 million of accelerated vesting in 1995 of all grants of such stock and (iii) $2.1 million for the closing of certain unprofitable restaurants. Such decreases were partially offset by $8.6 million of higher expenses resulting from the full year effect of Mistic in 1996.

     The  1995 and 1996  reductions  in  carrying  value  of  long-lived  assets impaired or to be disposed of result from the application of the evaluation measurement requirements under Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was adopted in 1995. The 1996 provision of $64.3 million was recorded principally to reduce the carrying value of certain long-lived assets and certain identifiable intangibles to estimated fair value principally relating to the estimated loss on the anticipated disposal of long-lived assets in connection with the planned sale of all company-owned restaurants (see further discussion below under "Liquidity and Capital Resources"). The reduction in carrying value of long-lived assets impaired or to be disposed of in the amount of $14.6 million in 1995 reflects a $12.0 million reduction in the net carrying value of certain restaurants and other long-lived restaurant assets which were determined to be impaired and a $2.6 million reduction in the net carrying value of certain other restaurants and equipment to be disposed of.

    The 1996 facilities relocation and corporate restructuring charge of $8.8 million results from (i) $3.7 million of estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space in excess of anticipated sublease proceeds as a result of the planned sale of company-owned restaurants discussed below under "Liquidity and Capital Resources" and the relocation of the headquarters of Royal Crown Company, Inc. ("Royal Crown") which are being centralized with Mistic's offices in White Plains, New York,
(ii) $2.2 million of employee severance costs associated with the relocation of Royal Crown's headquarters, (iii) $1.3 million for terminating a beverage distribution agreement, (iv) $0.6 million for the shutdown of the beverage segment's Ohio production facility and other asset disposals, (v) $0.6 million for consultant fees paid associated with combining certain operations of Royal Crown and Mistic and (vi) $0.4 million of costs related to the planned spinoff of the Company's restaurant/beverage group discussed below under "Liquidity and Capital Resources". The 1995 charge of $2.7 million principally reflected severance costs for terminated corporate employees.


    Prior to 1994 the Company had fully reserved for secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate which had filed for protection under the bankruptcy code. In 1995 the Company received $3.0 million with respect to amounts owed to the Company by PEC representing the Company's allocated portion of the bankruptcy settlement; such amount was classified as "Recovery of doubtful accounts of affiliates and former affiliates" in the accompanying consolidated statement of operations.

    Interest expense decreased $10.8 million to $73.4 million in 1996 due to lower average levels of debt reflecting repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996, (ii) the $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") on February 22, 1996 and (iii) $34.7 million principal amount of a 9 1/2% promissory note (the "9 1/2% Note") on July 1, 1996, partially offset by (i) the full year effect in 1996 of (a) borrowings resulting from the Mistic acquisition ($68.7 million outstanding as of December 31, 1996) and (b) financing for capital spending at the restaurant segment principally during the second through fourth quarters of 1995 ($58.4 million outstanding as of December 31, 1996) and
(ii) borrowings under the Patrick Facility (see discussion below under "Liquidity and Capital Resources") entered into in May 1996 ($33.9 million outstanding as of December 31, 1996).

    Gain on sales of businesses, net of $77.0 million in 1996 resulted from an $85.2 million pretax gain resulting from the sale of a 57.3% interest in National Propane Partners, L.P. (the "Partnership"), a partnership formed by National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, to acquire, own and operate the propane business (see further discussion below under "Liquidity and Capital Resources") partially offset by
(i) a $4.5 million pretax loss on the sale of the Textile Business and (ii) a $3.7 million pretax loss associated with the write-down of MetBev, Inc. ("MetBev"), a distributor of the Company's beverage products in the New York City metropolitan area. Loss on sale of businesses, net in 1995 of $0.1 million reflects a $1.0 million write-down of MetBev substantially offset by $0.9 million of gains related to the sales of the natural gas and oil businesses.

    Other income, net decreased $4.3 million to $8.0 million in 1996. This was due to a nonrecurring 1995 gain of $11.9 million on the sale of excess timberland partially offset by (i) increased interest income of $5.1 million from the Company's increased portfolio of cash equivalents and debt securities as a result of proceeds in connection with the sale of (a) a 57.3% interest in the Partnership and (b) the Textile Business and (ii) other net improvements.

    The Company's provision from income taxes for 1996 represented an effective rate of 244% which differs from the Federal income tax statutory rate of 35% principally due to (i) a non-deductible loss on the sale of the Textile Business of $2.9 million, or 63%, (ii) an additional provision for income tax contingencies of $2.6 million, or 56%, (iii) the effect of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") of $2.2 million, or 47%, and (iv) the effect of net operating losses for which no tax benefit is available of $1.3 million, or 27%. The Company's benefit from income taxes for 1995 represented an effective rate of 3% which was significantly less than the statutory rate principally due to (i) a provision for income tax contingencies relating to the examination of the Company's income tax returns for the years 1989 through 1992 of $6.1 million, or 16%, (ii) nondeductible amortization of Goodwill of $2.3 million, or 6% and (iii) nondeductible amortization of restricted stock of $1.4 million, or 4%.

    The minority interests in net income of consolidated subsidiary of $1.8 million in 1996 represent the limited partners' interest in the net income of the Partnership since the sale of such interest in July 1996 (see further discussion below under "Liquidity and Capital Resources").

    The extraordinary items aggregating a charge of $5.4 million in 1996 result from the early extinguishment of the 11 7/8% Debentures on February 22, 1996, all of the debt of TXL Corp. ("TXL", formerly Graniteville Company), a wholly-owned subsidiary of the Company, including its credit facility, in connection with the sale of the Textile Business on April 29, 1996 and substantially all of the long-term debt of National Propane and the 9 1/2% Note in July 1996, and consist of (i) the write-off of $10.4 million of unamortized deferred financing costs and $1.8 million of unamortized original issue discount, (ii) the payment of prepayment penalties and related costs of $5.7 million and (iii) fees of $0.3 million, partially offset by (i) discount from principal of $9.2 million on the early extinguishment of the 9 1/2% Note and
(ii) income tax benefit of $3.6 million.

1995 COMPARED WITH 1994

    Revenues increased $121.7 million (11.5%) to $1,184.2 million in 1995.

    Restaurants - Revenues increased $49.6 million (22.2%) due to (i) $50.1 million of net sales resulting from 85 additional company-owned restaurants (including acquired restaurants) to a total of 373 at the end of 1995, partially offset by a $5.3 million decrease in company-owned store sales due primarily to increased competitive discounting and a decline in customer orders, (ii) a $3.5 million increase in royalties resulting from a net increase of 77 franchised restaurants, a 3.3% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, and a 0.9% increase in franchised same-store sales and (iii) a $1.3 million increase in franchise fees and other revenues.

    Beverages - Revenues increased $63.8 million (42.3%) consisting principally of (i) $41.9 million of revenues from Mistic and (ii) $20.8 million of finished beverage product sales (as opposed to concentrate) arising from the Company's January 1995 acquisition of TriBev Corporation ("TriBev").

    The remaining increase reflected sales from the launch of Draft Cola in the New York and Los Angeles metropolitan areas during the second quarter of 1995.

    Textiles - Revenues increased $11.0 million (2.0%) principally reflecting higher sales of indigo-dyed sportswear ($33.8 million) and utility wear ($8.9 million) significantly offset by lower sales of piece- dyed sportswear ($27.6 million) and specialty products ($3.7 million). Selling prices for the utility wear and sportswear product lines rose reflecting the partial pass-through of higher cotton and polyester costs and indigo-dyed sportswear was positively impacted by higher volume amounting to $21.1 million due to improved market conditions reflecting the continued turnaround (since late
    1994) in the denim market. The decrease in piece-dyed sportswear revenue was attributable to a poor retail market.

    Propane - Revenues decreased $2.7 million principally due to reduced propane sales volume reflecting the exceptionally warm weather in the first quarter of 1995 partially offset by the impact of acquisitions.

    Gross profit increased $11.7 million to $324.3 million in 1995 due to the operating results of the 1995 acquisition of (i) Mistic ($16.5 million) and (ii) TriBev ($2.4 million), offset by lower margins in the existing businesses.

    Restaurants - Margins decreased to 33.0% from 37.3% due primarily to (i) $3.0 million of costs associated with replacing the point-of-sale register system in all domestic company-owned restaurants and (ii) start-up costs associated with the significantly higher number of new restaurant openings (49 in 1995 versus 9 in 1994). Also affecting margins was the lower percentage of royalties and franchise fees to total revenues.

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

    General and administrative expenses increased $21.7 million to $146.8 million in 1995 of which $7.5 million relates to the results of the Mistic acquisition. Among the factors causing the remaining increase of $14.2 million are (i) $7.0 million of increases in the restaurant and beverage segments in employee compensation, relocation and severance costs principally associated with building an infrastructure to facilitate the then growth plans primarily in the restaurant segment, (ii) a $2.7 million charge relating to the settlement of a patent infringement lawsuit, (iii) a $2.2 million increase in amortization of restricted stock reflecting $3.3 million of accelerated vesting in 1995 of all grants of such stock, (iv) a $2.1 million provision for the closing of certain unprofitable restaurants and (v) other general inflationary increases.

    The 1995 $14.6 million reduction in carrying value of long-lived assets impaired or to be disposed of, the $2.7 million facilities relocation and corporate restructuring charge and the $3.0 million recovery of doubtful accounts of affiliates and former affiliates are discussed above. The 1994 facilities relocation and corporate restructuring charges of $8.8 million consisted of (i) costs associated with the relocation of Triarc's corporate office from West Palm Beach, Florida to New York City and (ii) severance costs related to terminated corporate employees.

    Interest expense increased $11.2 million to $84.2 million in 1995 due to higher average levels of debt reflecting the Mistic acquisition and financing for higher capital spending at the restaurant segment and, to a lesser extent, higher interest rates on certain of the Company's floating rate debt.

    Loss on sale of businesses, net in 1995 of $0.1 million is discussed above. Gain on sale of businesses in 1994 of $6.0 million resulted from the sale of the Company's natural gas and oil business.

    Other income, net increased $13.5 million to $12.3 million in 1995 principally due to the $11.9 million gain on sale of excess timberland.

    The Company's benefit from income taxes for 1995 represented an effective rate of 3% which differed from the statutory rate due to the reasons previously discussed. The 1994 rate of 199% differed due to (i) the amortization of Goodwill and (ii) state income taxes which exceed pretax losses due to the effect of losses in certain states for which no benefit is available, partially offset by the release of valuation allowances in connection with the utilization of operating loss, depletion and tax credit carryforwards from prior periods.

    The minority interest in income of consolidated subsidiaries of $1.3 million in 1994 represents the minority interest in the income of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc until the 28.9% minority ownership was acquired on April 14, 1994 (see Note 26 to the consolidated financial statements).

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

     The extraordinary charge in 1994 of $2.1 million represents a loss, net of tax benefit, resulting from the early extinguishment in October 1994 of National Propane's 13 1/8% senior subordinated debentures due March 1, 1999 which were refinanced with a revolving credit and term loan facility. Such charge was comprised of the write-offs of unamortized deferred financing costs of $0.9 million and of unamortized original issue discount of $2.6 million offset by $1.4 million of income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash and cash equivalents (collectively "cash") and short-term investments increased $134.5 million during 1996 to $206.1 million of which cash increased $90.2 million to $154.4 million. Such increase in cash primarily reflects cash provided by (i) operating activities of $34.8 million and (ii) investing activities of $161.0 million partially offset by cash used in financing activities of $107.3 million. The net cash provided by operating activities principally reflects (a) non-cash charges for (i) the reduction in carrying value of long-lived assets of $64.3 million, (ii) depreciation and amortization of $52.7 million and (b) $12.7 million of other adjustments to reconcile net loss to net cash provided by operating activities, partially offset by net loss of $13.9 million and an aggregate $77.0 million pretax gain on sale of businesses, net (the proceeds of which are reported as financing and investing activities, respectively,- see further discussion below) and cash used in changes in operating assets and liabilities of $4.0 million. The cash used in changes in operating assets and liabilities of $4.0 million reflects increases in inventories of $15.8 million and receivables of $12.2 million substantially offset by $23.2 million increase in accounts payable and accrued expenses. The increase in receivables reflected increased consolidated revenues, exclusive of those attributable to the Textile Business, in the fourth quarter of 1996 compared with the fourth quarter of 1995. The increase in inventories principally reflected higher inventories (i) of the textile segment prior to the April 29, 1996 sale of the Textile Business resulting from lower sales of the Textile Business in the first quarter of 1996 compared with the last quarter of 1995, (ii) of Mistic due to lower than expected sales reflecting a relatively cool and rainy peak spring and summer selling season (April to September) and
(iii) of the propane segment reflecting higher product costs. The increase in accounts payable and accrued expenses was principally due to a $21.9 million increase in accounts payable reflecting higher product costs in the propane segment during the fourth quarter of 1996 versus the fourth quarter of 1995 and higher consolidated inventories, other than the Textile Business, at December 31, 1996 compared with December 31, 1995. The Company expects continued positive cash flows from operations during 1997. The net cash provided by investing activities principally reflected net proceeds from the sale of the Textile Business discussed below of $236.8 million partially offset by (i) net purchases of short-term investments of $42.8 million, (ii) capital expenditures of $30.1 million and (iii) business acquisitions of $4.0 million. The net cash used in financing activities reflects long-term debt repayments of $413.2 million, including $191.4 million repaid in connection with the sale of the Textile Business (see below), and $128.5 million repaid in connection with the sale of partnership units in the Partnership in July 1996 (see below) and the refinancing of the propane business, partially offset by (i) the $124.7 million net proceeds from the sale of units in the Partnership, (ii) proceeds from long-term debt borrowings of $164.0 million including $125.0 million associated with the refinancing of the propane business and (iii) $30.0 million of restricted cash used to pay long-term debt.

     Working capital (current assets less current liabilities) was $195.2 million at December 31, 1996, reflecting a current ratio (current assets divided by current liabilities) of 1.8:1. Such amount represents an increase in working capital of $36.9 million over the working capital at December 31, 1995 of $158.3 million, which represented a current ratio of 1.6:1. The increase in working capital principally reflects an aggregate net increase in cash, cash equivalents and short-term investments reflecting net proceeds from sales of businesses (see further discussion below) substantially offset by (i) the working capital as of December 31, 1995 of the Textile Business sold in April 1996 and (ii) the effect of the proposed sale of restaurants to RTM (see below) consisting of the excess of (a) long-term debt to be assumed by the purchaser reclassified to current,
(b) the accrual of the current portion of operating lease payments not being assumed by the purchaser and (c) the accrual of other costs related to the sale, over the reclassification to current assets of assets held for sale.

    The $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, mature on August 1, 2000 and do not require any amoritzation of the principal amount thereof prior to such date.

    Mistic maintains an $80.0 million credit agreement (as amended December 30, 1996, the "Mistic Bank Facility") with a group of banks. The Mistic Bank Facility consists of a $20.0 million revolving credit facility and a $60.0 million term facility. Borrowings under the revolving credit facility are due in their entirety in August 1999. However, Mistic must reduce the borrowings under the revolving credit facility for a period of thirty consecutive days between October 1 and March 31 of each year to less than or equal to (a) $12.5 million between October 1, 1996 and March 31, 1997 (such requirement has been met in February/March 1997) and (b) zero between October 1 and the following March 31 for each of the two years thereafter. There were $15.0 million of outstanding borrowings under the revolving credit facility and $53.8 million under the term facility as of December 31, 1996. The $53.8 million outstanding amount of the term facility amortizes $6.2 million in 1997, $10.0 million in 1998, $11.3 million in 1999, $15.0 million in 2000 and $11.3 million in 2001. As of December 31, 1996 Mistic effectively had no availability under the Mistic Bank Facility due to the fact that it was required to pay down its revolving credit borrowings to $12.5 million for thirty consecutive days prior to March 31. Following the paydown, Mistic had availability of approximately $2.0 million as of March 31, 1997.

    Two subsidiaries of RCAC maintain loan and financing agreements with FFCA Mortgage Corporation ("FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87.3 million (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty years and seven years, respectively. As of December 31, 1996, borrowings under the FFCA Loan Agreements aggregated $62.7 million (including cumulative repayments of $4.3 million through December 31, 1996) resulting in remaining availability of $24.6 million through December 31, 1997 to finance new company-owned restaurants whose sites are identified to the lender by September 30, 1997 on terms similar to those of outstanding borrowings. The assets of one of the borrowers, Arby's Restaurant Development Corporation, will not be available to pay creditors of Triarc, RCAC or RCAC's subsidiary Arby's, Inc. ("Arby's") until all loans under the FFCA Loan Agreements have been repaid in full. As discussed below, in February 1997 the Company entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the buyer would assume $54.7 million of borrowings under the FFCA Loan Agreements, and the Company would have no further availability under these financing agreements.

    On May 16, 1996 C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of TXL, entered into a $50.0 million credit agreement (the "Patrick Facility") consisting of a $15.0 million revolving credit facility with no outstanding borrowings as of December 31, 1996 and a term loan facility consisting of two term loans (the "Term Loans") with aggregate outstanding balances of $33.9 million as of December 31, 1996. C.H. Patrick had $15.0 million of availability under the Patrick Facility as of December 31, 1996. The remaining balance of Term Loans amortizes $3.2 million in 1997, $2.9 million in 1998, $3.8 million in 1999, $4.4 million in 2000, $6.1 million in 2001, $10.4 million in 2002 and $3.1 million in 2003.

     On July 2, 1996, National (see below) issued $125.0 million of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") and repaid $128.5 million of National's long-term debt (including $123.2 million of outstanding borrowings under National's then existing bank facility (the "Former Propane Facility"). The First Mortgage Notes amortize in equal annual installments of $15.625 million commencing June 2003 through June 2010. On July 2, 1996, National entered into a $55.0 million bank credit facility (the "Propane Bank Credit Facility") with a group of banks. The Propane Bank Credit Facility includes a $15.0 million working capital facility (the "Working Capital Facility") and a $40.0 million acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. There were $6.0 million of outstanding borrowings under the Working Capital Facility and $1.9 million under the Acquisition Facility as of December 31, 1996 leaving remaining availability of $9.0 million and $38.1 million, respectively, as of December 31, 1996. Borrowings under the Working Capital Facility mature in their entirety in July 1999. However, the Partnership must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August
31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in twelve equal quarterly installments through July 2001.

    Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and short-term investments are pledged as security. In addition, (i) obligations under the 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, (ii) obligations under the First Mortgage Notes and the Propane Bank Credit Facility have been guaranteed by National Propane and (iii) obligations under the Mistic Bank Facility, the Patrick Facility, and $24.7 million of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. Assuming consummation of the RTM sale (see below), Triarc would remain contingently liable under the guarantee upon the failure, if any, of RTM and its acquisition entity to satisfy such obligation. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Mistic and C.H. Patrick is pledged as well as approximately 2% of the Unsubordinated General Partner Interest (see below). Although the stock of National Propane is not pledged in connection with any guaranty of debt obligations, it is pledged in connection with the Partnership Loan (see below).

    The Company's debt instruments require aggregate principal payments of $24.5 million during 1997. Such repayments consist of (i) $6.3 million and $2.5 million of term loan repayments under the Mistic Bank Facility and the Patrick Facility, respectively, (ii) $6.0 million and $2.5 million, respectively, of required paydowns, as discussed above, on the Partnership's Working Capital Facility and Mistic's revolving credit facility, respectively, and (iii) $7.2 million of other debt repayments.

     In July 1996 the Partnership consummated an initial public offering (the "Offering") of an aggregate of approximately 6.3 million of its common units representing limited partner interests (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $117.4 million net of $15.0 million of underwriting discounts and commissions and other estimated expenses related to the Offering. In November 1996 the Partnership sold an additional 400 thousand Common Units through a private placement (the "Equity Private Placement") at a price of $21.00 per Common Unit aggregating $8.4 million before related fees of $1.0 million resulting in net proceeds to the Partnership of $7.4 million. The combined sales of the Common Units resulted in a pretax gain to the Company in 1996 of $85.2 million before a provision for income taxes of $33.2 million. Concurrently with the Offering, the Partnership issued to National Propane approximately 4.5 million subordinated units (the "Subordinated Units"), representing an approximate 38.7% subordinated general partner interest in the Partnership after giving effect to the Equity Private Placement. In addition, National Propane and a subsidiary hold a combined aggregate 4.0% unsubordinated general partner interest (the "Unsubordinated General Partner Interest") in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). In connection therewith, National Propane transferred substantially all of its propane-related assets and liabilities (principally all assets and liabilities other than a receivable from Triarc, deferred financing costs and net income tax liabilities of $81.4 million, $4.1 million and $21.6 million, respectively), aggregating net liabilities of $88.2 million, to the Operating Partnership. The entity representative of both the operations of (i) National Propane prior to such transfer of assets and liabilities and (ii) the Partnership subsequent thereto, is referred to herein as "National".

    On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of the Textile Business to Avondale Mills, Inc. ("Avondale") for $236.8 million in cash, net of expenses of $8.4 million and net of $12.3 million of post-closing adjustments. Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191.4 million which was repaid at the closing and certain other specified liabilities.

     In February 1997 the principal subsidiaries comprising the Company's restaurant segment entered into an agreement (the "RTM Agreement") with RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, to sell to an affiliate of RTM all of the 355 company-owned Arby's restaurants. The purchase price consists of cash and a promissory note aggregating $2.0 million and the assumption of approximately $69.7 million in mortgage and equipment notes and substantially all capitalized lease obligations. The consummation of the sale is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals, and is expected to occur during the second quarter of 1997. After the consummation of the sale, RTM's affiliate will operate the 355 restaurants as a franchisee and will pay royalties to the Company at a rate of 4% of those restaurants' net sales. As part of the transaction, RTM has agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. This is in addition to a previous commitment RTM entered into last year to build an additional 210 Arby's restaurants.

    Consolidated capital expenditures, including $0.2 million of capital leases, amounted to $30.3 million in 1996. The Company expects that capital expenditures during 1997, exclusive of those of the propane segment, will approximate $9.5 million. These anticipated expenditures include expenditures of (i) $4.0 million in the restaurant segment which is significantly less than 1996 as a result of the cessation of restaurant-related spending as a result of the planned sale to RTM, (ii) $3.0 million for the specialty dyes and chemical business, (iii) $2.0 million in the beverage segment and (iv) $0.5 million at the corporate headquarters. In addition, 1997 capital expenditures for the propane segment for growth capital and maintenance capital expenditures are anticipated to be $6.0 million. As of December 31, 1996 there were approximately $2.8 million of outstanding commitments for such capital expenditures. The Company anticipates that it will meet its capital expenditure requirements through existing cash, cash flows from operations and leasing arrangements.

    In furtherance of the Company's growth strategy, the Company considers selective acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. During 1996 the Company consummated several business acquisitions, principally restaurant operations and propane businesses for $4.0 million of cash and the issuance of $1.8 million of debt. More significantly, on March 27, 1997 Triarc announced that it has entered into a definitive agreement to acquire Snapple Beverage Corp. ("Snapple") from The Quaker Oats Company for $300 million subject to certain post-closing adjustments. The acquisition is expected to be consummated during the second quarter of 1997, subject to customary closing conditions, including antitrust clearance. Triarc will seek third party financing for a portion of the purchase price. Snapple is a producer and seller of premium beverages and had sales for the year ended December 31, 1996 of approximately $550 million.

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145 million, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company expects to be required to make payments in the latter part of 1997 relating to the portion of the adjustments that are agreed to.

    Under a program announced in July 1996, management of the Company has been authorized to repurchase until July 1997, up to $20.0 million of its Class A Common Stock. During 1996, the Company repurchased 44,300 shares of Class A Common Stock for an aggregate cost of $0.5 million. Additional purchases may be made until June 1997 when and if market conditions warrant.

    The Company maintains two defined benefit pension plans under which benefits are frozen. While the Company has no current plans to terminate the plans, should interest rates increase to a level at which there would be an insignificant cash cost to the Company to terminate the plans, the Company may decide to do so. As of December 31, 1996, based on the 4.75% interest rate as currently recommended by the Pension Benefit Guaranty Corporation (the "PBGC") for purposes of such calculation, the Company would have incurred a cash outlay of $2.8 million. Such liability upon plan termination is significantly dependent upon the interest rate assumed for such calculation purposes and, within a reasonable range, such contingent liability increases (decreases) by approximately $0.5 million for each 1/2% decrease (increase) in the assumed interest rate. Based upon current interest rates, the Company believes it would be able to liquidate the pension obligations for less than the $2.8 million determined using the PBGC rate should it choose to terminate the plans.

    As of December 31, 1996 the Company's most significant cash requirement for 1997 is funding for the proposed Snapple acquisition which it expects to meet through a combination of (i) existing cash and cash equivalents and short-term investments ($206.1 million at December 31, 1996) and (ii) third party financing. The Company's remaining principal cash requirements, exclusive of operations, for 1997 consist principally of capital expenditures, excluding those for the propane segment, of approximately $9.5 million, capital expenditures for the propane segment of $6.0 million, debt principal payments currently aggregating $24.5 million, quarterly distributions by the Partnership to holders of the Common Units estimated to be $24.6 million (see below), acquisitions other than Snapple, payments related to the portion of proposed adjustments agreed to from income tax examinations and treasury stock purchases, if any. The Company anticipates meeting such requirements through existing cash and cash equivalents and short-term investments, cash flows from operations, availability under the Propane Bank Credit Facility and the Patrick Facility and financing a portion of its capital expenditures through capital lease arrangements.

    On October 29, 1996, Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (operated through Mistic and RCAC) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to the Company and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of the proposed acquisition of Snapple on the anticipated structure of the Spinoff Transactions.

TRIARC

    Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its cash on hand and short-term investments ($175.2 million as of December 31, 1996) and cash flows from its subsidiaries including loans and cash dividends (see limitations below) and reimbursement by subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax sharing agreements with certain subsidiaries.

    In connection with the issuance of the First Mortgage Notes and the Partnership's Offering discussed above, on July 2, 1996 Triarc received an aggregate of $112.2 million from National. Such amount consisted of a dividend of $59.3 million (from the proceeds of the First Mortgage Notes), a loan from the Partnership of $40.7 million (the "Partnership Loan") and payment of previously unpaid management fees, tax sharing payments and certain other intercompany indebtedness aggregating $12.2 million. The Partnership Loan bears interest at 13 1/2% payable in cash and is due in equal annual amounts of approximately $5.1 million commencing 2003 through 2010. Concurrent with the above transactions, an $81.4 million non-interest bearing advance payable to National Propane was reduced to $30.0 million and converted to a demand note payable bearing interest at 13 1/2% payable in cash (the "$30 Million Note"). Triarc does not anticipate it will be required to make any principal payments on the $30 Million Note during 1997; however, if it should be required to do so, Triarc believes it has adequate cash on hand to make such payments.

    Triarc's principal subsidiaries, other than CFC Holdings Corp. ("CFC" Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1997 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership to pay dividends. Such cash flows are principally quarterly distributions from the Partnership on the Subordinated Units and the
Unsubordinated General Partner Interest (see below). While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and, as of December 31, 1996, RCAC was unable to make any loans or advances to CFC Holdings.

    Triarc's indebtedness to subsidiaries has been significantly reduced to $72.4 million as of December 31, 1996 compared with $229.3 million as of December 31, 1995 principally as a result of dividends or cancellations of such indebtedness in connection with the Graniteville Sale and the Partnership's issuance of the Common Units. Such $72.4 million of indebtedness consists of the $40.7 million Partnership Loan, the $30 Million Note and a $1.7 million demand note to a subsidiary of RCAC and requires no principal payments in 1997, assuming no demand is made under the $30 Million Note or the $1.7 million note payable to a subsidiary of RCAC.

     Triarc's sources of cash consist principally of cash and cash equivalents on hand and short-term investments ($175.2 million as of December 31, 1996), reimbursement of general corporate expenses from subsidiaries in connection with management services agreements, distributions from the Partnership, net payments received under tax-sharing agreements with certain subsidiaries and investment income on its cash equivalents and short-term investments. As a result of the Graniteville Sale and the Partnership's issuance of the Common Units discussed above, payments received under tax sharing agreements and the reimbursement of general corporate expenses by the Textile Business have been eliminated and payments from National Propane and the Partnership are limited. Management fees and tax-sharing payments from C.H. Patrick (which prior to April 29, 1996 were a component of the payments from the Textile Business) and distributions, if any, from the Partnership and full year earnings on the additional cash equivalents and short-term investments resulting from cash flows to Triarc resulting from the Graniteville Sale and the Partnership's Offering will partially offset such decreases. As a result, Triarc is expected to experience negative cash flows from operations for its general corporate expenses for 1997. Triarc's principal cash requirements are a portion of the funding for the proposed acquisition of Snapple, general corporate expenses, any required advances to RCAC and Mistic (see below), capital expenditures estimated to be approximately $0.5 million, payments related to the portion of proposed adjustments agreed to from income tax examinations and interest due on the $30 Million Note and the Partnership Loan. Such interest will be higher in 1996 compared with 1995 due to the full year effect of (i) changing the terms on the $30 Million Note to require cash interest and (ii) the issuance of the Partnership Loan, both in July 1996. Although Triarc probably will experience negative cash flows from operations, considering its cash and cash equivalents and short-term investments, Triarc should be able to meet all of its 1997 cash requirements discussed above.

RCAC

    As of December 31, 1996, RCAC's cash requirements for 1997 consist principally of capital expenditures of approximately $6.0 million, funding for acquisitions, if any, and debt (including capitalized leases and an affiliated note) principal repayments of $19.1 million, subject to Triarc's requirement for RCAC to repay any or all of the outstanding balance under a $12.0 million demand promissory note (the "Demand Note") included in the $19.1 million and the assumption of debt obligations by RTM with respect to the RTM Agreement. RCAC anticipates meeting such requirements through existing cash and/or cash flows from operations, and, to the extent cash is required other than for repayments to Triarc under the Demand Note, borrowings from Triarc to the extent available. RCAC may be required to make repayments under the Demand Note to the extent of its remaining cash balances in excess of its ongoing requirements for working capital.

MISTIC

    As of December 31, 1996, Mistic's principal cash requirements for 1997 consist principally of $6.3 million of term loan payments and the required reduction of its revolving credit loans under its bank facility. Mistic anticipates meeting such requirements through cash flows from operations and borrowings from Triarc to the extent available ($3.5 million was borrowed from Triarc in February 1997).

THE PARTNERSHIP

    As of December 31, 1996, the Partnership's principal cash requirements for 1997 consist of quarterly distributions estimated to be $24.6 million (see below), capital expenditures of approximately $6.0 million, (including $3.5 million for maintenance and $2.5 million for growth), funding for acquisitions (including $1.0 million paid in January 1997), and the $6.0 million required reduction of its Working Capital Facility. The Partnership expects to meet such requirements through a combination of cash flows from operations, availability under the Propane Bank Credit Facility and interest income on the Partnership Loan. The Partnership must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partner Interest within 45 days after the end of each fiscal quarter. Accordingly, positive cash flows will generally be used to make such distributions. On February 14, 1997 the Partnership paid a quarterly distribution for the quarter ended December 31, 1996 of $.525 per Common and Subordinated Unit with a proportionate amount for the Unsubordinated General Partner Interest, or an aggregate of $6.1 million, including $2.6 million paid to National Propane related to the Subordinated Units and the Unsubordinated General Partner Interest.

C.H. PATRICK

    As of December 31, 1996, C.H. Patrick's principal cash requirements for 1997 consist principally of principal payments under its Term Loans of $2.5 million and capital expenditures of $3.0 million. C.H. Patrick anticipates meeting such requirements through cash flows from operations. Should C.H. Patrick need to supplement its cash flows, it has $15.0 million of availability under the revolving credit portion of the Patrick Facility.

DISCONTINUED OPERATIONS

    As of December 31, 1996, the Company has completed the sale of substantially all of its discontinued operations but there remain certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally a note from the sale of the cold storage business) which may be collected, the benefits of which, however, have not been recorded.

CONTINGENCIES

      In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner, the former Chief Executive Officer of the Company ("Posner"), or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts various claims and seeks an undetermined amount of damages from the Company, as well as certain other relief. In April 1994 the Company responded to the complaint by filing an answer and proposed counterclaims and set-offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In June 1995 the bankruptcy court confirmed the plaintiffs' plan of reorganization (the "APL Plan") in the APL Proceeding. The APL Plan provides, among other things, that affiliates of Posner (the "Posner Entities") will own all of the common stock of APL and are authorized to object to claims made in the APL Proceeding. The APL Plan also provides for the dismissal of the APL Litigation. Previously, in January 1995 Triarc received an indemnification pursuant to a settlement agreement entered into by the Company and the Posner Entities on January 9, 1995 (the "Posner Settlement") relating to, among other things, the APL Litigation. The Posner Entities have filed motions asserting that the APL Plan does not require the dismissal of the APL Litigation. In November 1995 the bankruptcy court denied the motions and in March 1996 the court denied the Posner Entities' motion for reconsideration. Posner and APL have appealed and their appeal is pending.

      On December 6, 1995 the three former court-appointed members of a special committee of Triarc's Board of Directors commenced an action in the United States District Court for the Northern District of Ohio seeking, among other things, additional fees of $3.0 million. On February 6, 1996 the court dismissed the action without prejudice. The plaintiffs filed a notice of appeal, but subsequently dismissed the appeal voluntarily.

     In 1987 TXL was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that TXL may be one of the parties responsible for such contamination. In 1990 and 1991 TXL provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. In April 1995 TXL, at the request of DHEC, submitted a proposal concerning periodic monitoring of sediment dispositions in the pond. In February 1996 TXL responded to a DHEC request for additional information on such proposal. TXL is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, TXL owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by TXL and Aiken County and may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. The United States Environmental Protection Agency conducted an Expanded Site Inspection in January 1994 and in response thereto DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 TXL submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that TXL enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering TXL's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve TXL's April 1995 conceptual investigation approach. The cost of the study proposed by TXL is estimated to be between $125.0 thousand and $150.0 thousand. Since an investigation has not yet commenced, TXL is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the Graniteville Sale, the Company agreed to indemnify the purchaser for certain costs, if any, incurred in connection with the foregoing matters that are in excess of specified reserves, subject to certain limitations.

      As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on five of these sites and is ongoing at eight others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1.0 million of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1997 and 1998. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1.25 million of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, ten have been remediated through December 31, 1996 at an aggregate cost of $1.0 million. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware that plants on two of the fifteen sites may require demolition in the future.

     In May 1994 National was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of March 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon the new information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $0.8 million to $1.6 million. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred to the Operating Partnership at the closing of Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

      In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Remediation costs estimated by Royal Crown's environmental consultants aggregate $0.56 million to $0.64 million with approximately $125 thousand to $145 thousand expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund at one of the two sites.

      In 1994 Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company, and SEPSCO invested approximately $5.1 million in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5.3 million. In January 1997 the bankruptcy trustee commenced avoidance actions against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5.3 million allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and intends to vigorously contest them. However, it is possible that the trustee will be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is the approximate $5.3 million plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime any amount of the challenged payments, they will be entitled to an unsecured claim for such amount. The court has scheduled a trial for the week of May 27, 1997.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.5 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

      The Company has accruals for all of the above matters aggregating approximately $4.3 million. Based on currently available information and given
(i) DHEC's apparent  conclusion in 1994 with respect to the Langley Pond matter,
(ii) the indemnification limitations with respect to the SEPSCO cold storage operations, Langley Pond and the Vaucluse Landfill, (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company does not believe that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

INFLATION AND CHANGING PRICES

    Management believes that inflation did not have a significant effect on gross margins during 1994, 1995 and 1996, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides guidance for the recognition and measurement of environmental liabilities and is effective as of January 1, 1997. While an evaluation of the impact of SOP 96-1 has not been completed, the Company does not believe it will have a material impact on its consolidated results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Independent Auditors' Report.....................................
Consolidated Balance Sheets as of December 31, 1995 and 1996.....
Consolidated Statements of Operations for the years ended December 31,
   1994, 1995 and 1996......................................................
Consolidated Statements of Additional Capital for the years ended December 31,
   1994, 1995 and 1996.................................................
Consolidated Statements of Cash Flows for the years ended December 31, 1994,
  1995 and 1996..................................................
Notes to Consolidated Financial Statements.......................

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


      We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, additional capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of.




DELOITTE & TOUCHE, LLP

New York, New York
March 31, 1997

                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                             1995            1996
                                                                             ----            ----
                                                                                 (IN THOUSANDS)
                                             ASSETS
Current assets:
   Cash and cash equivalents ($45,965,000 and $134,869,000)...............$    64,205    $ 154,405
   Restricted cash and cash equivalents (Note 4) .........................     34,033        3,057
   Short-term investments  (Note 5).......................................      7,397       51,711
   Receivables, net (Note 6)..............................................    168,534       80,613
   Inventories (Note 7)...................................................    118,549       55,340
   Assets held for sale (Note 1)..........................................        --        71,116
   Deferred income tax benefit (Note 15)..................................      8,848       16,409
   Prepaid expenses and other current assets..............................     11,262       13,011
                                                                          -----------    ---------
        Total current assets..............................................    412,828      445,662
Properties, net (Note 8)..................................................    331,589      107,272
Unamortized costs in excess of net assets of acquired companies (Note 9)..    227,825      203,914
Trademarks (Note 10)......................................................     57,146       57,257
Deferred costs and other assets (Note 11).................................     56,578       40,299
                                                                          -----------    ---------
                                                                          $ 1,085,966    $ 854,404
                                                                          ===========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Notes 13 and 14)....................$    83,531    $  93,567
   Accounts payable ......................................................     61,908       52,437
   Accrued expenses (Note 12).............................................    109,119      104,483
                                                                          -----------    ---------
        Total current liabilities.........................................    254,558      250,487
Long-term debt (Notes 13 and 14)..........................................    763,346      500,529
Insurance loss reserves ..................................................      9,398        9,828
Deferred income taxes (Note 15)...........................................     24,013       34,455
Deferred income and other liabilities.....................................     14,001       18,616
Minority interests (Note 19)..............................................        --        33,724
Commitments and contingencies  (Notes 15, 23, 24 and 25)
Stockholders' equity (Notes 5, 16 and 17):
   Class A common stock, $.10 par value; authorized 100,000,000 shares,
         issued 27,983,805 shares ........................................      2,798        2,798
   Class B common stock, $.10 par value; authorized 25,000,000 shares,
         issued 5,997,622 shares..........................................        600          600
   Additional paid-in capital.............................................    162,020      161,170
   Accumulated deficit....................................................    (97,923)    (111,824)
   Less Class A common stock held in treasury at cost; 4,067,380 and
         4,097,606 shares.................................................    (45,931)     (46,273)
   Other..................................................................       (914)         294
                                                                          -----------    ---------
         Total stockholders' equity ......................................     20,650        6,765
                                                                          -----------    ---------
                                                                          $ 1,085,966    $ 854,404
                                                                          ===========    =========



                   See accompanying notes to consolidated financial statements.

                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER  31,
                                                                 ------------------------
                                                            1994          1995            1996
                                                            ----          ----            ----
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net sales..........................................   $ 1,011,428    $1,128,390    $   931,920
  Royalties, franchise fees and other revenues.......        51,093        55,831         57,329
                                                        -----------    ----------    -----------
                                                          1,062,521     1,184,221        989,249
                                                        -----------    ----------    -----------
Costs and expenses:
  Cost of sales (Note 7).............................       749,930       859,928        652,109
  Advertising, selling and distribution (Note 1).....       109,669       129,164        139,662
  General and administrative.........................       125,189       146,842        131,357
  Reduction in carrying value of long-lived assets
     impaired or to be disposed of (Note 1)..........           --         14,647         64,300
  Facilities relocation and corporate restructuring
     (Note 18).......................................         8,800         2,700          8,800
  Recovery of doubtful accounts from affiliates
     and former affiliates (Note 28).................           --         (3,049)           --
                                                        -----------    ----------    -----------
                                                            993,588     1,150,232        996,228
                                                        -----------    ----------    -----------
        Operating profit (loss)......................        68,933        33,989         (6,979)
Interest expense ....................................       (72,980)      (84,227)       (73,379)
Gain (loss) on sale of businesses, net (Note 19).....         6,043          (100)        77,000
Other income (expense), net (Note 20)................        (1,185)       12,314          7,996
                                                        -----------    ----------    -----------
        Income (loss) from continuing operations
           before income taxes and minority interests           811       (38,024)         4,638
Benefit from (provision for) income taxes (Note 15)..        (1,612)        1,030        (11,294)
Minority interests in income of consolidated
    subsidiaries (Note 19)...........................        (1,292)          --          (1,829)
                                                        -----------    ----------    -----------
        Loss from continuing operations..............        (2,093)      (36,994)        (8,485)
Loss from discontinued operations (Note 21)..........        (3,900)          --             --
                                                        -----------    ----------    -----------
        Loss before extraordinary items..............        (5,993)      (36,994)        (8,485)
Extraordinary items (Note 22)........................        (2,116)          --          (5,416)
                                                        -----------    ----------    -----------
        Net loss.....................................        (8,109)      (36,994)       (13,901)
Preferred stock dividend requirements (Note 16)......        (5,833)          --             --
                                                        -----------    ----------    -----------
        Net loss applicable to common stockholders...   $   (13,942)   $  (36,994)   $   (13,901)
                                                        ===========    ==========    ===========
Loss per share (Note 1):
        Continuing operations........................   $      (.34)   $    (1.24)   $      (.28)
        Discontinued operations......................          (.17)          --             --
        Extraordinary items..........................          (.09)          --            (.18)
                                                        -----------    ----------    -----------
        Net loss.....................................   $      (.60)   $    (1.24)   $      (.46)
                                                        ===========    ==========    ===========






                   See accompanying notes to consolidated financial statements.


                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF ADDITIONAL CAPITAL
                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                    1994         1995          1996
                                                                                    ----         ----          ----
                                                                                            (IN THOUSANDS)
Additional paid-in capital:
  Balance at beginning of period................................................   $  50,654    $  79,497    $ 162,020
  Common stock issued (Note 17):
     Excess of book value of redeemable preferred stock
      over par value of common stock issued upon conversion
      in connection with the Posner Settlement (Note 16) .......................        --         71,296         --
     Excess of fair value over par value from issuance of common shares in
       connection with the Posner Settlement (Note 28) .........................        --         11,915         --
     Other issuances ...........................................................           6           17         --
     Excess (deficiency) of fair value of shares issued from treasury stock over average cost of treasury shares in connection with:
         SEPSCO Merger (Note 26) ...............................................      25,492         --           --
         Grants of restricted stock ............................................         601           (8)        --
  Excess of fair value at date of grant of common  shares over the option
     price for stock options granted (forfeited) (Note 17) .....................       3,000         (588)        (852)
  Other ........................................................................        (256)        (109)           2
                                                                                   ---------    ---------    ---------
  Balance at end of period......................................................   $  79,497    $ 162,020    $ 161,170
                                                                                   =========    =========    =========
Accumulated deficit:
  Balance at beginning of period................................................   $ (46,987)   $ (60,929)   $ (97,923)
  Net loss .....................................................................      (8,109)     (36,994)     (13,901)
  Dividends on preferred stock .................................................      (5,833)        --           --
                                                                                   ---------    ---------    ---------
  Balance at end of period......................................................   $ (60,929)   $ (97,923)   $(111,824)
                                                                                   =========    =========    =========

Treasury stock (Note 17):
  Balance at beginning of period................................................   $ (75,150)   $ (45,473)   $ (45,931)
  Shares issued for SEPSCO Merger (Note 26) ....................................      30,364         --           --
  Grants of restricted stock ...................................................         775           76         --
  Purchases of common shares in open market transactions .......................      (1,025)        (489)        (496)
  Other ........................................................................        (437)         (45)         154
                                                                                   ---------    ---------    ---------
  Balance at end of period......................................................   $ (45,473)   $ (45,931)   $ (46,273)
                                                                                   =========    =========    =========
Other (Note 17):
  Unearned compensation:
     Balance at beginning of period.............................................   $  (7,304)   $  (7,416)   $  (1,013)
     Grants of restricted stock ................................................      (1,376)         (68)        --
     Forteiture (grant) of below market stock options ..........................      (3,000)         319          219
     Amortization of below market stock options ................................         907          761          489
     Amortization of restricted stock:
       Scheduled amortization ..................................................       3,357        1,950         --
       Accelerated vesting .....................................................        --          3,331         --
     Other .....................................................................        --            110         --
                                                                                   ---------    ---------     --------
     Balance at end of period ..................................................      (7,416)      (1,013)        (305)
                                                                                   ---------    ---------     --------
  Net unrealized gains (losses) on  "available-for-sale"  marketable securities (Note 5)
     Balance at beginning of period ............................................           8         (260)          99
     Net change in unrealized gains (losses) on marketable securities ..........        (268)         359          500
                                                                                   ---------    ---------    ---------
     Balance at end of period ..................................................        (260)          99          599
                                                                                   ---------    ---------    ---------
                                                                                   $  (7,676)   $    (914)   $     294
                                                                                   =========    =========    =========


                   See accompanying notes to consolidated financial statements.


                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
                                                                                         1994        1995          1996
                                                                                         ----        ----          ----
                                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss ........................................................................   $  (8,109)   $ (36,994)   $ (13,901)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     (Gain) loss on sale of businesses ............................................      (6,043)         100      (77,000)
     Reduction in carrying value of long-lived assets .............................        --         14,647       64,300
     Depreciation and amortization of properties ..................................      33,901       38,893       30,685
     Amortization of costs in excess of net assets of acquired
       companies, trademarks and other amortization ...............................      11,125       17,100       16,317
     Amortization of original issue discount and deferred financing costs .........       6,957        7,558        5,733
     Provision for doubtful accounts ..............................................       1,021        4,067        6,104
     (Gain) loss on sale of assets, net ...........................................        (975)     (10,264)          32
     Other, net ...................................................................      (2,754)       2,110        6,547
     Changes in operating assets and liabilities:
           Decrease in restricted cash and cash equivalents  ......................         548        2,771          976
           Increase in receivables ................................................     (18,079)     (12,812)     (12,214)
           Decrease (increase) in inventories .....................................       2,544       (2,484)     (15,765)
           Decrease (increase) in prepaid expenses and other current assets .......       2,776         (677)        (190)
           Increase (decrease) in accounts payable and accrued expenses ...........     (29,196)      (9,453)      23,164
                                                                                      ---------    ---------    ---------
                 Net cash provided by (used in) operating activities...............      (6,284)      14,562       34,788
                                                                                      ---------    ---------    ---------
Cash flows from investing activities:
  Net proceeds from the sale of the textile business ..............................        --           --        236,824
  Business acquisitions, net of cash acquired of $2,067,000 in 1995 ...............     (18,790)    (111,204)      (4,018)
  Proceeds from sales of non-core businesses and properties........................      39,077       19,599        2,196
  Capital expenditures ............................................................     (61,639)     (69,974)     (30,079)
  Cost of short-term investments purchased ........................................     (10,308)     (27,490)     (64,409)
  Proceeds from short-term investments sold .......................................      11,033       29,805       21,598
  Investments in affiliates .......................................................      (7,368)      (6,340)        --
  Other ...........................................................................        (633)         254       (1,077)
                                                                                      ---------    ---------    ---------
                 Net cash provided by (used in) investing activities ..............     (48,628)    (165,350)     161,035
                                                                                      ---------    ---------    ---------
Cash flows from financing activities:
  Repayments of long-term debt ....................................................     (90,899)     (31,953)    (413,176)
  Proceeds from long-term debt ....................................................     121,232      208,871      164,026
  Restricted cash (from the proceeds of) used to repay long-term debt..............        --        (30,000)      30,000
  Net proceeds from sale of partnership units in the propane subsidiary ...........        --           --        124,749
  Distributions paid on partnership units of propane subsidiary....................        --           --         (3,309)
  Deferred financing costs ........................................................      (5,573)      (9,244)      (9,129)
  Payment of preferred dividends ..................................................      (5,833)        --           --
  Other ...........................................................................      (1,281)      (1,226)        (438)
                                                                                      ---------    ---------    ---------
                  Net cash provided by (used in) financing activities .............      17,646      136,448     (107,277)
                                                                                      ---------    ---------    ---------

Net cash provided by (used in) continuing operations ..............................     (37,266)     (14,340)      88,546
Net cash provided by (used in) discontinued operations ............................      (1,471)      (1,519)       1,654
                                                                                      ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ..............................     (38,737)     (15,859)      90,200
Cash and cash equivalents at beginning of period ..................................     118,801       80,064       64,205
                                                                                      ---------    ---------    ---------
Cash and cash equivalents at end of period ........................................   $  80,064    $  64,205    $ 154,405
                                                                                      =========    =========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest......................................................................  $   64,634    $   73,918   $  67,880
                                                                                     ==========    ==========   =========
     Income taxes, net.............................................................  $    5,925    $    6,911   $   1,529
                                                                                     ==========    ==========   =========

Supplemental schedule of noncash investing and financing activities:
     Total capital expenditures....................................................  $   65,831    $    71,220  $   30,320
     Amounts representing capitalized leases and other secured financing...........      (4,192)        (1,246)       (241)
                                                                                     ----------    -----------  ----------
     Capital expenditures paid in cash.............................................  $   61,639    $    69,974  $   30,079
                                                                                     ==========    ===========  ==========


     Due to their noncash nature, the following transactions are also not reflected in the respective consolidated statements of cash flows:

     Pursuant to a settlement agreement, in January 1995 Triarc Companies,  Inc.
("Triarc") issued 4,985,722 shares of its Class B Common Stock in exchange for all of its then outstanding redeemable convertible preferred stock owned by an affiliate of Victor Posner, the former Chairman and Chief Executive Officer of Triarc ("Posner"), resulting in a decrease in redeemable preferred stock of $71,794,000 and equal aggregate increases in Class B Common Stock of $498,000 and additional paid-in capital of $71,296,000. Further, an additional 1,011,900 shares of Class B Common Stock valued at $12,016,000 were issued to entities controlled by Posner pursuant to such agreement in settlement of, among other matters, a $12,326,000 previously accrued liability owed to an affiliate of Posner, resulting in a gain of $310,000. See Note 28 to the consolidated financial statements for further discussion.

     In  April  1994  Triarc  acquired  the  28.9%  minority   interest  in  its
subsidiary,  Southeastern  Public Service  Company,  that it did not already own through the issuance of 2,691,824  shares of its Class A Common Stock.  See Note
26 to the consolidated financial statements for further discussion.



          See accompanying notes to consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as "Triarc" and, collectively with its subsidiaries, as the "Company") and its principal subsidiaries. The principal subsidiaries of the Company, all wholly-owned as of December 31, 1996, are CFC Holdings Corp. ("CFC Holdings" - 98.4% owned prior to April 14, 1994), Mistic Brands, Inc. ("Mistic" - acquired August 9, 1995), TXL Corp. ("TXL", formerly Graniteville Company - 85.8% owned prior to April 14, 1994), National Propane
Corporation ("National Propane") and Southeastern Public Service Company ("SEPSCO" - 71.1% owned prior to April 14, 1994). CFC Holdings has as its wholly-owned subsidiaries Chesapeake Insurance Company Limited ("Chesapeake
Insurance") and RC/Arby's Corporation ("RCAC"), and RCAC has as its principal wholly-owned subsidiaries Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which own and/or operate Arby's restaurants, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company. TXL has as its principal wholly-owned subsidiary C.H. Patrick & Co., Inc. ("C.H. Patrick") and operated the Textile Business prior to the sale of such business in April 1996 (see Note 19). National Propane and its subsidiary National Propane SGP Inc. ("SGP") own a combined 42.7% interest in National Propane Partners, L.P. (the "Partnership"), a limited partnership organized in 1996 to acquire, own and operate the propane business of National Propane, and a subpartnership. National Propane and SGP are the general partners of the Partnership. The entity representative of both the operations of (i) National Propane prior to a July 2, 1996 conveyance of certain of its assets and liabilities (see Note 19) to a subsidiary partnership of the Partnership and
(ii) the Partnership subsequent thereto, is referred to herein as "National". All significant intercompany balances and transactions have been eliminated in consolidation. See Note 19 for a discussion of the April 1996 sale of the Textile Business, Note 27 for a discussion of the August 1995 Mistic acquisition and Note 26 for a discussion of the April 1994 merger pursuant to which Triarc acquired the remaining 28.9% of SEPSCO and, as a result, the 14.2% of TXL that it did not already own.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in commercial paper of high credit-quality entities and repurchase agreements with high credit-quality financial institutions. Securities pledged as collateral for repurchase agreements are segregated and held by the financial institution until maturity of each repurchase agreement. While the market value of the collateral is sufficient in the event of default, realization and/or retention of the collateral may be subject to legal proceedings in the event of default or bankruptcy by the other party to the agreement.

SHORT-TERM INVESTMENTS

    The Company's marketable securities with readily determinable fair values are accounted for as "available for sale" and, as such, net unrealized gains or losses are reported as a separate component of stockholders' equity. Investments in equity securities which are not readily marketable are accounted for at cost. The cost of securities sold for all marketable securities is determined using the specific identification method.

INVENTORIES

    The Company's inventories are stated at the lower of cost or market. After the April 1996 sale of the Textile Business, for which the cost of inventories was determined on the last-in, first-out ("LIFO") basis, the cost of the inventories of the remaining businesses of the Company is determined on the first-in, first-out ("FIFO") basis (74% of inventories as of December 31, 1996), the average cost basis (25% of inventories) which approximated the FIFO basis and the LIFO basis (1% of inventories).

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 8 years for transportation equipment; 3 to 30 years for machinery and equipment; and 14 to 60 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.


AMORTIZATION OF INTANGIBLES

    Costs in excess of net assets of acquired companies ("Goodwill") arising after November 1, 1970 are being amortized on the straight-line basis over 15 to 40 years; Goodwill arising prior to that date is not being amortized. Trademarks are being amortized on the straight-line basis principally over 15 years. Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method.

IMPAIRMENTS

Intangible Assets

    The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Long-Lived Assets

    Effective October 1, 1995 the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1996 the Company recorded a provision of $64,300,000 in order to reduce the carrying value of certain long-lived assets and identifiable intangibles principally relating to the estimated loss on the anticipated sale of all company-owned restaurants (see Note 3).

DERIVATIVE FINANCIAL INSTRUMENT

    The Company had an interest rate swap agreement entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt (see Note 13) until the swap's maturity in 1996. The Company calculated the estimated remaining amount to be paid or received under the interest rate swap agreement for the period from the periodic settlement date immediately prior to the financial statement date through the end of the agreement based on the interest rate applicable at the financial statement date and recognized such amount which applied to the period from the last periodic settlement date through the financial statement date as a component of interest expense. The recognition of gain or loss from the interest rate swap agreement was effectively correlated with the underlying debt. A payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, was amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

STOCK-BASED COMPENSATION

    In 1996 the Company adopted SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock-based compensation and encourages adoption of that method of accounting but permits accounting under the intrinsic value method prescribed by an accounting pronouncement prior to SFAS 123. The Company has elected to continue to measure compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options and restricted stock is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount, if any, an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recognized currently based on the change in the market price of the Company's common stock during each period.

ADVERTISING COSTS

    The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $86,091,000, $101,251,000 and $108,728,000 for 1994, 1995 and
1996, respectively.

INCOME TAXES

     The Company files a consolidated Federal income tax return with all of its subsidiaries except Chesapeake Insurance, a foreign corporation, and prior to April 14, 1994, TXL and SEPSCO. The income of the Partnership is taxable to its partners and not the Partnership and, accordingly, income taxes are not provided on the income of the Partnership to the extent of its minority ownership. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

    The Company records sales principally when inventory is shipped or delivered. Prior to the sale of the Textile Business, the Company also recorded sales to a lesser extent (7%, 6% and 2% of consolidated revenues for 1994, 1995 and 1996, respectively) on a bill and hold basis. In accordance with such policy, the goods are completed, packaged and ready for shipment; such goods are effectively segregated from inventory which is available for sale; the risks of ownership of the goods have passed to the customer; and such underlying customer orders are supported by written confirmation. Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area developments represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

INSURANCE LOSS RESERVES

    Insurance loss reserves include reserves for incurred but not reported claims of $2,056,000 and $2,469,000 as of December 31, 1995 and 1996,
respectively. Such reserves for current and former affiliated company business are based on either actuarial studies using historical loss experience or the Company's calculations when historical loss information is not available. The balance of the reserves for non-affiliated company business were either reported by unaffiliated reinsurers, calculated by the Company or based on claims adjustors' evaluations. Management believes that the reserves are fairly stated. Adjustments to estimates recorded resulting from subsequent actuarial evaluations or ultimate payments are reflected in the operations of the periods in which such adjustments become known. The Company no longer insures or reinsures any risks for periods commencing on or after October 1, 1993.

LOSS PER SHARE

    Loss per share has been computed by dividing the net loss applicable to common stockholders (net loss plus dividend requirements on Triarc's then outstanding preferred stocks in 1994) by the weighted average number of outstanding shares of common stock during the period. Such weighted averages were 23,282,000, 29,764,000 and 29,898,000 for 1994, 1995 and 1996,
respectively. Common stock equivalents were not used in the computation of loss per share because such inclusion would have been antidilutive. Fully diluted loss per share is not applicable since the inclusion of contingent shares would also be antidilutive.

RECLASSIFICATIONS

    Certain  amounts  included  in  the  prior  years'  consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company is a holding company which is engaged in four lines of business (each with the indicated percentage of the Company's consolidated revenues for the year ended December 31, 1996): beverages (31%), restaurants (29%), dyes and chemicals (included in the textile business segment) and the Textile Business until its sale in April 1996 (22%) and propane (18%).

     The beverage segment produces and sells a broad selection of carbonated beverages and concentrates under the principal brand names RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK and THIRST THRASHER and premium beverages and ready-to-drink brewed iced teas under the principal brand names MISTIC, ROYAL MISTIC, MISTIC RAIN FOREST and MISTIC BREEZE. The restaurant segment primarily franchises and operates (see
Note 3 regarding the February 1997 agreement to sell all company-owned restaurants) Arby's quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. The propane segment is engaged primarily in the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and resellers. The propane segment also markets propane-related supplies and equipment including home and commercial appliances. The textile segment produces and markets dyes and specialty chemicals primarily for the textile industry and, prior to the 1996 sale of the Textile Business (see Note 19), the textile segment manufactured, dyed and finished cotton, synthetic and blended (cotton and polyester) apparel fabrics principally for (i) utility wear and (ii) sportswear, casual wear and outerwear. The Company's operations principally are throughout the United States.

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

SIGNIFICANT ESTIMATES

     The Company's significant estimates are for costs related to (i) insurance loss reserves (see Note 1), (ii) provisions for examinations of its income tax returns by the Internal Revenue Service ("IRS") (see Note 15), (iii) provisions for impairment of long-lived assets and for long-lived assets to be disposed of (see Note 3) and (iv) provisions for environmental and other legal contingencies (see Note 25).

CERTAIN RISK CONCENTRATIONS

     The Company's vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of its raw materials, are mitigated due to the diversification of the segments, of which none accounted for more than 31% of consolidated revenues in 1996. Risk of geographical concentration is also minimized since each of the segments generally operates throughout the United States with minimal foreign exposure.

(3) PLANNED TRANSACTIONS

SPINOFF

     On October 29, 1996, the Company announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (operated through Mistic and RCAC) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to the Company and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of the proposed acquisition of Snapple Beverage Corp. (see Note
31) on the anticipated structure of the Spinoff Transactions.

SALE OF RESTAURANTS

     In February 1997 the principal subsidiaries comprising the Company's restaurant segment entered into an agreement (the "RTM Agreement") with RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, to sell to an affiliate of RTM all of the 355 company-owned restaurants. The purchase price consists of $50,000 of cash and a promissory note aggregating $2,000,000 and the assumption of approximately $69,735,000 in mortgage and equipment notes payable to FFCA Mortgage Corporation (see Note 13) and capitalized lease obligations. The consummation of the sale is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals, and is expected to occur during the second quarter of 1997.

     In 1996 the Company recorded a $58,900,000 charge to (i) reduce the carrying value of the long-lived assets to be sold (reported as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1996) by approximately $46,000,000 to estimated fair value consisting of adjustments to "Properties, net" of $36,343,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of approximately $12,900,000, principally reflecting the present value of certain equipment operating lease obligations which will not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the RTM Agreement including the anticipated sales price. During 1996 the operations of the restaurants to be disposed of had net sales of $231,041,000 and a pretax loss of $3,897,000. Such loss reflects $10,071,000 of allocated general and administrative expenses and $8,692,000 of interest expense related to the mortgage and equipment notes and capitalized lease obligations directly related to the operations of the restaurants being sold to RTM.

     In 1995 the Company recorded a provision of $14,647,000 in its restaurant segment consisting of a $12,019,000 reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed. Such provision reduced "Properties, net" by $12,425,000, "Unamortized costs in excess of net assets of acquired companies" by $1,260,000 and "Deferred costs and other assets" by $962,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed resulted in a pre-tax loss of $806,000 for the year ended December 31, 1995.

(4) RESTRICTED CASH AND CASH EQUIVALENTS

    The following is a summary of the components of restricted cash and cash equivalents (in thousands):

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                             1995            1996
                                                                                             ----            ----

         Indemnity escrow account relating to sale of business (Note 21).................$      500      $     464
         Deposits securing outstanding letters of credit principally for the purpose of securing certain performance and other bonds and payments due
              under leases...............................................................     3,533          2,593
         Borrowings restricted to the February 22, 1996 redemption of
           long-term debt (Note 13)......................................................    30,000             --
                                                                                         ----------      ---------
                                                                                         $   34,033      $   3,057
                                                                                         ==========      =========

(5) SHORT-TERM INVESTMENTS
     The Company's short-term investments are stated at fair value, except for an investment in limited partnerships which is stated at cost. The cost (amortized cost for corporate debt securities), gross unrealized gains and losses, fair value and carrying value, as appropriate, of the Company's short-term investments at December 31, 1995 and 1996 are as follows (in thousands):

                                                     1995                                             1996
                                 ------------------------------------------   --------------------------------------------------
                                                                  CARRYING
                                               GROSS       GROSS  VALUE AND                GROSS      GROSS
                                  AMORTIZED UNREALIZED  UNREALIZED  FAIR      AMORTIZED UNREALIZED UNREALIZED   FAIR  CARRYING
                                    COST       GAINS      LOSSES    VALUE       COST       GAINS     LOSSES     VALUE   VALUE
                                    ----       -----      ------    -----       ----       -----     ------     -----   -----
Marketable securities:
     Equity securities..............$   661    $  103  $    (63)  $   701     $ 14,373   $    982  $  (424) $   14,931  $  14,931
     Corporate debt securities......  5,732       116       (40)    5,808       16,113         24      (36)     16,101     16,101
     Mutual fund....................    --        --        --        --        10,312        367      --       10,679     10,679
     Debt securities issued by
       foreign governments..........    873        15       --        888          --         --       --         --          --
                                    -------    ------  --------   -------     --------   --------  -------   ---------  ---------
          Total marketable
             securities.............  7,266    $  234  $   (103)    7,397       40,798   $  1,373  $  (460)  $  41,711     41,711
                                               ======  ========                          ========  =======   =========
Investment in limited
     partnerships...................    --                            --        10,000                                     10,000
                                    -------                       -------     --------                                  ---------
                                    $ 7,266                       $ 7,397     $ 50,798                                  $  51,711
                                    =======                       =======     ========                                  =========

    Maturities of corporate debt securities (all of which are classified as available-for-sale) are as follows at December 31, 1996 (in thousands):

                                                              AMORTIZED     FAIR
                                                                COST        VALUE
                                                                ----        -----

    Due within one year.....................................   $ 3,086     $ 3,089
    Due after one year through five years...................    12,670      12,657
    Due after five years through eight years................       357         355
                                                               -------    --------
                                                               $16,113     $16,101
                                                               =======    ========

    Gross realized gains and gross realized losses on sales of marketable securities are included in "Other income (expense), net" (see Note 20) in the accompanying consolidated statements of operations and are as follows (in thousands):

                                            1994       1995       1996
                                            ----       ----       ----

    Gross realized gains...................$  404      $ 314     $1,034
    Gross realized losses..................  (539)      (568)      (333)
                                           ------      -----     ------
                                           $ (135)     $(254)    $  701
                                           ======      =====     ======

    The net unrealized gains on marketable securities (all of which are classified as available-for-sale) consist of the following (in thousands):

                                                         DECEMBER 31,
                                                         ------------
                                                       1995       1996
                                                       ----       ----

      Net unrealized gains............................$  131     $  913
      Income tax provision............................   (32)      (314)
                                                      ------     ------
                                                      $   99     $  599
                                                      ======     ======

      The net changes in the unrealized after tax gain (loss) on marketable securities included as a component of stockholders' equity were $(268,000), $359,000 and $500,000 in 1994, 1995 and 1996, respectively.

(6) RECEIVABLES, NET

    The following is a summary of the components of receivables (in thousands):

                                                                         DECEMBER 31,
                                                                        ------------
                                                                     1995            1996
                                                                     ----            ----
      Receivables:
         Trade.............................................          $ 160,920    $  81,161
         Other.............................................             15,109        6,649
                                                                     ---------    ---------
                                                                       176,029       87,810
         Less allowance for doubtful accounts (trade)......              7,495        7,197
                                                                     ---------    ---------
                                                                     $ 168,534    $  80,613
                                                                     =========    =========

    Substantially all receivables are pledged as collateral for certain debt (see Note 13).

(7) INVENTORIES

    The following is a summary of the components of inventories (in thousands):

                                                                          DECEMBER 31,
                                                                          ------------
                                                                         1995      1996
                                                                         ----      ----

    Raw materials....................................................$  40,195   $ 25,405
    Work in process..................................................    6,976        467
    Finished goods...................................................   71,378     29,468
                                                                     ---------   --------
                                                                     $ 118,549   $ 55,340
                                                                     =========   ========

    The current cost of LIFO inventories exceeded the carrying value thereof by approximately $8,739,000 and $330,000 at December 31, 1995 and 1996,
respectively. In 1994 and 1995 certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs from prior years. The effect of such liquidations was to decrease cost of sales by $2,462,000 and $1,206,000, respectively. There was no such liquidation in 1996; the lower LIFO inventories resulted from the April 1996 sale of the Textile Business (see Note 19).

    Substantially all inventories are pledged as collateral for certain debt (see Note 13).

(8) PROPERTIES

    The following is a summary of the components of properties, at cost (in thousands):

                                                                     DECEMBER 31,
                                                                     ------------
                                                                  1995          1996
                                                                  ----          ----

Land .......................................................... $  32,441   $   9,199
Buildings and improvements and leasehold improvements..........   147,505      31,932
Machinery and equipment .......................................   329,886     157,237
Transportation equipment ......................................    27,262      24,950
Leased assets capitalized .....................................    19,296         888
                                                                ---------   ---------
                                                                  556,390     224,206
Less accumulated depreciation and amortization ................   224,801     116,934
                                                                ---------   ---------
                                                                $ 331,589   $ 107,272
                                                                =========   =========

    The decrease in properties from December 31, 1995 to December 31, 1996 principally resulted from (i) the April 1996 sale of the Textile Business and
(ii) the 1996 reduction in carrying value of certain long-lived assets to be disposed of and reclassification as of December 31, 1996 of such assets to "Assets held for sale" (see Note 3).

    Substantially all properties are pledged as collateral for certain debt (see
Note 13).

(9) UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

    The following is a summary of the components of the unamortized costs in excess of net assets of acquired companies (in thousands):

                                                                  DECEMBER 31,
                                                                  ------------
                                                              1995           1996
                                                              ----           ----

      Costs in excess of net assets of acquired
          companies (Notes 19, 26 and 27)................$  290,630       $  274,037
      Less accumulated amortization......................    62,805           70,123
                                                         ----------       ----------
                                                         $  227,825       $  203,914
                                                         ==========       ==========

(10)TRADEMARKS

    The following is a summary of the components of trademarks (in thousands):

                                                                   DECEMBER 31,
                                                                   ------------
                                                               1995            1996
                                                               ----            ----

    Trademarks (Note 27)....................................$  59,021      $  63,348
    Less accumulated amortization...........................    1,875          6,091
                                                            ---------      ---------
                                                            $  57,146      $  57,257
                                                            =========      =========

(11)DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                    DECEMBER 31,
                                                                    ------------
                                                               1995            1996
                                                               ----            ----

    Deferred financing costs................................$  45,802      $  34,102
    Other...................................................   27,259         17,712
                                                            ---------      ---------
                                                               73,061         51,814
    Less accumulated amortization of deferred financing costs  16,483         11,515
                                                            ---------      ---------
                                                            $  56,578      $  40,299
                                                            =========      =========

(12)ACCRUED EXPENSES

    The following is a summary of the components of accrued expenses (in thousands):

                                                                       DECEMBER 31,
                                                                       ------------
                                                                     1995        1996
                                                                     ----        ----

Accrued interest.................................................  $  27,370  $  25,563
Accrued compensation and related benefits .......................     23,181     20,511
Accrued advertising .............................................     11,357     12,504
Net current liabilities of discontinued operations (Note 21).....      3,462      3,589
Other ...........................................................     43,749     42,316
                                                                   ---------  ---------
                                                                   $ 109,119  $ 104,483
                                                                   =========  =========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(13)LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):
                                                                                                        DECEMBER 31,
                                                                                                        ------------
                                                                                                   1995              1996
                                                                                                   ----              ----

      9 3/4% senior secured notes due 2000 (a)................................................$    275,000     $    275,000
      8.54% first mortgage notes due June 30, 2010 (b)........................................         --           125,000
      Mistic Bank Facility (c)
          Term loan, bearing interest at a weighted average rate of 8.28% at
             December 31, 1996................................................................      58,750           53,750
          Revolving loan, bearing interest at a weighted average rate of 8.45% at
             December 31, 1996................................................................       6,500           14,950
      Mortgage notes payable to FFCA Mortgage Corporation ("FFCA"), bearing interest at a weighted average rate of 11.09% as of December 31, 1996, due
        through 2016 (d)......................................................................      51,685           52,136
      Equipment notes payable to FFCA, bearing interest at a weighted average
         rate of 10.89% at December 31, 1996, due through 2003 (d)............................       6,545            6,236
      Patrick Facility term loans, bearing interest at a weighted average rate of
         9.20% as of December 31, 1996, due through 2002 (e)..................................         --            33,875
      Propane Bank Credit Facility (f)
          Working capital facility, bearing interest at a rate of 8 1/4% at
              December 31, 1996...............................................................         --             6,000
          Acquisition facility, bearing interest at a weighted average rate of
              7.16% at December 31, 1996......................................................         --             1,885
      Graniteville Credit Facility repaid in April 1996 prior to maturity (g)
          Revolving loan......................................................................     113,435              --
          Term loan ..........................................................................      85,200              --
      Former Propane Facility repaid in July 1996 prior to maturity (b)
          Term loan ..........................................................................      84,083              --
          Revolving loan .....................................................................      43,229              --
      11 7/8% senior subordinated debentures due February 1, 1998 repaid in
        February 1996 (less unamortized original issue discount of $1,920) (h)................      43,080              --
      9 1/2% promissory note repaid in July 1996 (i) .........................................      37,697              --
      Notes, bearing interest at 7.94% to 13 1/2%, due through 2002 secured by
        equipment ............................................................................      13,651            3,436
      Capitalized lease obligations (j)  .....................................................      19,143           15,974
         Other................................................................................       8,879            5,854
                                                                                              ------------     ------------

                          Total debt .........................................................     846,877          594,096
              Less amounts payable within one year............................................      83,531           93,567
                                                                                              ------------     ------------
                                                                                              $    763,346     $    500,529
                                                                                              ============     ============

      Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows as of December 31, 1996 (in thousands):

         YEAR ENDING DECEMBER 31,
         ------------------------

          1997................................................ $  93,567
          1998................................................    27,330
          1999................................................    17,049
          2000................................................   296,391
          2001................................................    17,006
          Thereafter..........................................   142,753
                                                               ---------
                                                               $ 594,096
                                                               =========

(a) In September 1993 RCAC entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 was paid by RCAC at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate ("LIBOR") and RCAC received interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter was retroactively reset at the end of each six-month calculation period through July 31, 1996 and on September 24, 1996. The transaction effectively changed RCAC's interest rate on $137,500,000 of the 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") from a fixed-rate to a floating-rate basis. Under the Swap Agreement during 1994 RCAC received $614,000 which was determined at the inception of the Swap Agreement. Thereafter RCAC paid (i) $439,000 during 1994 in connection with the six-month reset period ended July 31, 1994, (ii) $2,271,000 during 1995 in connection with such year's two six-month reset periods and (iii) $1,631,000 during 1996 in connection with such year's two six-month reset periods and the reset period ending with the agreement's termination date of September 24, 1996.

(b) On July 2, 1996 National issued $125,000,000 of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") and repaid the $123,188,000 of then outstanding borrowings under its former revolving credit and term loan facility (the "Former Propane Facility"). The First Mortgage Notes amortize in equal annual installments of $15,625,000 commencing June 2003 through June 2010.

(c) During 1995 Mistic entered into an $80,000,000 credit agreement (as amended by an amendment dated December 30, 1996, the "Mistic Bank Facility") with a group of banks. The Mistic Bank Facility consists of a $20,000,000 revolving credit facility and a $60,000,000 term facility. Borrowings under the Mistic Bank Facility bore interest at the prime rate through October 16, 1995 and thereafter, at Mistic's option, at either (i) 30, 60, 90 or 180-day LIBOR (5.5% to 5.6% as of December 31, 1996) plus 2 3/4% or (ii) the higher of (a) the prime rate or (b) the Federal funds rate plus 1/2%, in either case, plus 1 1/2%. Borrowings under the revolving credit facility are due in their entirety in August 1999. However, Mistic must reduce the borrowings under the revolving credit facility for a period of thirty consecutive days between October 1 and March 31 of each year to less than or equal to (a) $12,500,000 between October 1, 1996 and March 31, 1997 and
     (b) zero between October 1 and the following March 31 for each of the two years thereafter (such requirement was met in February/March 1997 for the period between October 1, 1996 and March 31, 1997). Mistic must also make mandatory prepayments in an amount equal to 75% for the year ended December 31, 1997 and 50% thereafter of excess cash flow, as defined. The term loans amortize in installments of $6,250,000 in 1997, $10,000,000 in 1998,
     $11,250,000  in 1999,  $15,000,000  in 2000  and  $11,250,000  in 2001.  In
     connection with the amendment dated December 30, 1996, commencing February 28, 1997, the borrowing base for the revolving credit facility is the sum of 80% of eligible accounts receivable and 50% of eligible inventory, both as defined.

(d) During 1995 ARDC and ARHC entered into loan and financing agreements with FFCA Mortgage Corporation ("FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87,294,000 (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes bear interest at rates in effect at the time of the borrowings ranging from 10 1/8% to 11 1/2% plus, with respect to the Mortgage Notes, participating interest to the extent gross sales of the financed restaurants exceed certain defined levels which are in excess of current levels. The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty years and seven years, respectively. As of December 31, 1996, borrowings under the FFCA Loan Agreements aggregated $62,697,000 (including cumulative repayments of $4,325,000 through December 31, 1996) resulting in remaining availability of $24,597,000 through December 31, 1997 to finance new company-owned restaurants whose sites are identified to FFCA by September 30, 1997 on terms similar to those of outstanding borrowings. The assets of ARDC of approximately $37,000,000 will not be available to pay creditors of Triarc, RCAC or Arby's until all loans under the FFCA Loan Agreements have been repaid in full. As discussed in Note 3, in February 1997 the Company entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the purchaser would assume $54,709,000 of borrowings under the FFCA Loan Agreements.

(e) On May 16, 1996 C.H. Patrick entered into a $50,000,000 credit agreement (the "Patrick Facility") consisting of a $15,000,000 revolving credit facility with no outstanding borrowings as of December 31, 1996 and a $35,000,000 term facility consisting of two term loans (the "Term Loans"). Borrowings under the Patrick Facility bore interest at the higher of the prime rate or 1/2% over the Federal funds rate (the "Base Rate") through July 29, 1996. Subsequent thereto, one of the Term Loans with an outstanding balance of $14,000,000 as of December 31, 1996 and borrowings under the revolving credit facility ("Revolving Loans") bear interest, at the option of C.H. Patrick, at (i) 30, 60, 90 or 180-day LIBOR plus 2 3/4% or (ii) the Base Rate plus 1 3/4%, and the other Term Loan with an outstanding balance of $19,875,000 as of December 31, 1996 bears interest at (i) 30, 60, 90 or 180-day LIBOR plus 3 1/4% or (ii) the Base Rate plus 2 1/4%. The remaining $33,875,000 of Term Loans amortizes $3,187,000 in 1997, $2,938,000 in 1998,
    $3,750,000 in 1999, $4,375,000 in 2000,  $6,125,000 in 2001,  $10,438,000 in
    2002 and $3,062,000 in 2003. C.H. Patrick must also make mandatory prepayments in an amount equal to 75% of excess cash flow, as defined (no such prepayments were required in 1996). The borrowing base for revolving credit loans is the sum of (i) 85% of eligible accounts receivable, as defined (excludes accounts receivable due from the buyer of the Textile Business - see Note 19), (ii) 75% of accounts receivable due from the buyer of the Textile Business, (iii) the lesser of (a) 50% of eligible inventory, as defined and (b) $10,000,000 and (iv) any amounts deposited with the lenders in respect of letter of credit liabilities, less $50,000.

(f) On July 2, 1996 National entered into a $55,000,000 bank credit facility (the "Propane Bank Credit Facility") with a group of banks. The Propane Bank Credit Facility includes a $15,000,000 working capital facility (the "Working Capital Facility") and a $40,000,000 acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. The Propane Bank Credit Facility bears interest, at National's option, at either (i) 30, 60, 90 or 180-day LIBOR plus a margin generally ranging from 1% to 1 3/4% depending on National's financial condition (such margin was 1 1/4% with respect to borrowings under the Working Capital Facility and 1 1/2% with respect to borrowings under the Acquisition Facility at December 31, 1996) or (ii) the higher of (a) the prime rate and (b) the Federal funds rate plus 1/2 of 1%, in either case, plus a margin of up to 1/4%. Borrowings under the Working Capital Facility mature in their entirety in July 1999. However, the Partnership must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in twelve equal quarterly installments through July 2001.

(g) In April 1996 all then outstanding obligations under a senior secured credit facility (the "Graniteville Credit Facility") maintained by TXL and C.H. Patrick with a commercial lender aggregating $180,243,000 were repaid concurrently with the sale of the Textile Business (see Note 19).

(h) On February 22, 1996 the 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") were redeemed. The cash for such redemption came from the proceeds of $30,000,000 of 1995 borrowings, which were restricted to the redemption of the 11 7/8% Debentures, under National Propane's former revolving credit and term loan facility, liquidation of marketable securities and existing cash balances.

(i) On July 1, 1996 Triarc paid $27,250,000 to National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in full satisfaction of a 9 1/2% promissory note payable to National Union (the "National Union Note") with a then outstanding balance of $36,487,000 (including accrued interest of $1,790,000). If the settlement of certain insurance liabilities commuted to National Union effective December 31, 1993 did not exceed certain predetermined levels, the National Union Note was to be reduced by up to $3,000,000 in each of 1995 and 1996. Prior to the repayment of the National Union Note, the Company received such $3,000,000 in the form of reductions in the principal of the National Union Note in each of 1995 and 1996 and recorded such amounts as reductions of "General and administrative" in the accompanying consolidated statements of operations.

(j) As discussed in Note 3, in February 1997 the Company entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the purchaser would assume all capitalized lease obligations associated with the restaurants currently estimated to be $15,025,000.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and short-term investments are pledged as security. In addition, (i) obligations under the 9 3/4% Senior Notes have been guaranteed by Royal Crown and Arby's, (ii) obligations under the First Mortgage Notes and the Propane Bank Credit Facility have been guaranteed by National Propane and (iii) obligations under the Mistic Bank Facility, the Patrick Facility and $24,698,000 of borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. Assuming consummation of the RTM sale (see Note
3) Triarc would remain contingently liable under its guarantee upon the failure, if any, of RTM and its acquisition entity to satisfy such obligation. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Mistic and C.H. Patrick is pledged as well as approximately 2% of the unsubordinated general partner interest in the Partnership (see Note 19). Although the stock of National Propane is not pledged in connection with any guaranty of debt obligations, it is pledged in connection with a $40,700,000 intercompany loan payable by Triarc to the Partnership.

    The Company's debt agreements contain various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other matters, (i) the incurrence of indebtedness, (ii) the retirement of certain debt prior to maturity, (iii) investments, (iv) asset dispositions, (v) capital expenditures and (vi) affiliate transactions other than in the normal course of business; and (c) restrict the payment of dividends by Triarc's principal subsidiaries to Triarc.

    Triarc's principal subsidiaries, other than CFC Holdings and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1997 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership, principally quarterly distributions from the Partnership on the Subordinated Units and the 4% unsubordinated general partner interest (see Note 19), to pay dividends. While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and as of December 31, 1996 RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

(14)FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments for which such amounts differ in total are as follows (in thousands):

                                                                 DECEMBER 31,
                                                                 ------------
                                                      1995                        1996
                                           -------------------------     ------------------------
                                              CARRYING         FAIR       CARRYING        FAIR
                                               AMOUNT          VALUE       AMOUNT         VALUE
                                               ------          -----       ------         -----
 Long-term debt (Note 13):
      9 3/4% Senior Notes.................$   275,000    $   226,000  $    275,000    $  283,000
      First Mortgage Notes ...............        --             --        125,000       125,000
      Mistic Bank Facility................     65,250         65,250        68,700        68,700
      FFCA Loan Agreements................     58,230         61,264        58,372        61,814
      Patrick Facility....................        --             --         33,875        33,875
      Propane Bank Credit Facility........        --             --          7,885         7,885
      Graniteville Credit Facility........    198,635        198,635           --            --
      Former Propane Facility.............    127,312        127,312           --            --
      11 7/8% Debentures..................     43,080         45,000           --            --
      National Union Note ................     37,697         36,128           --            --
      Other long-term debt ...............     41,673         41,673        25,264        25,264
                                          -----------    -----------  ------------    ----------
                                          $   846,877    $   801,262  $    594,096    $  605,538
                                          ===========    ===========  ============    ==========
 Swap Agreement (liability) (Note 13).....$      (684)   $      (896) $        --     $      --
                                          ===========    ===========  ============    ==========


     The fair values of the 9 3/4% Senior Notes are based on quoted market prices at the respective reporting dates. The fair value of the First Mortgage Notes was assumed to reasonably approximate their carrying value due to their recent issuance in July 1996 and an insignificant change in borrowing rates since that time. The fair values of the revolving loans and the term loans under the Mistic Bank Facility and the Patrick Facility at December 31, 1995 and 1996, the Propane Bank Credit Facility at December 31, 1996 and the Graniteville Credit Facility and the Former Propane Facility at December 31, 1995 approximated their carrying values due to their floating interest rates. The fair value of the Mortgage Notes and Equipment Notes under the FFCA Loan Agreements at December 31, 1995 and 1996 was determined by discounting the future monthly payments using the rate of interest available under such agreements at December 31, 1995 and 1996. The aggregate par value of the outstanding 11 7/8% Debentures as of December 31, 1995 was assumed to approximate fair value since all were redeemed at par on February 22, 1996. The fair value of the National Union Note as of December 31, 1995 was determined by using a discounted cash flow analysis based on an estimate of the Company's then current borrowing rate for a similar security. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (ii) for equipment notes, the remaining maturities are relatively short-term.

      The fair value of the Swap Agreement at December 31, 1995 represented the estimated amount RCAC would have paid to terminate the Swap Agreement, as quoted by the counterparty.

(15)INCOME TAXES

      The income (loss) from continuing operations before income taxes and minority interests in income of consolidated subsidiaries consisted of the following components (in thousands):

                                               1994        1995         1996
                                               ----        ----         ----

      Domestic.............................$  (1,659)  $  (36,076)   $    8,046
      Foreign..............................    2,470       (1,948)       (3,408)
                                           ---------   ----------    ----------
                                           $     811   $  (38,024)   $    4,638
                                           =========   ==========    ==========

         The provision (benefit) for income taxes from continuing operations consists of the following components (in thousands):

                                               1994        1995      1996
                                               ----        ----      ----
    Current:
      Federal.............................$   2,167   $    (965)  $   2,888
      State...............................    2,310       1,091       5,725
      Foreign.............................    2,228         357         370
                                           --------   ---------   ---------
                                              6,705         483       8,983
                                           --------    --------   ---------

     Deferred:
       Federal............................   (4,985)        (69)      7,547
       State..............................      645      (1,444)     (5,236)
       Foreign............................     (753)        --          --
                                          ---------   ---------   ---------
                                             (5,093)     (1,513)      2,311
                                          ---------   ---------   ---------
                 Total....................$   1,612   $  (1,030)  $  11,294
                                          =========   =========   =========

    The net current deferred income tax asset and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                DECEMBER 31,
                                                                ------------
                                                              1995        1996
                                                              ----        ----
      Current deferred income tax assets (liabilities):
        Accrued employee benefit costs................    $   4,799     $   4,218
        Facilities relocation and corporate
          restructuring...............................        2,221         2,366
        Allowance for doubtful accounts ..............        2,474         2,135
        Closed facilities reserves....................        1,252         1,059
        Other, net....................................          (99)        8,430
                                                          ---------     ---------
                                                             10,647        18,208
        Valuation allowance...........................       (1,799)       (1,799)
                                                          ---------     ---------
                                                              8,848        16,409
      Non-current deferred income tax assets (liabilities):
        Reserve for income tax contingencies and other
           tax matters................................      (26,065)      (29,005)
        Gain on sale of propane business (see Note 19)          --        (33,163)
        Net operating loss and alternative minimum tax
           credit carryforward........................       41,524        23,954
        Depreciation and other properties basis
          differences.................................      (36,328)        9,743
        Insurance losses not deducted.................        7,061         7,061
        Other, net....................................        7,433         4,593
                                                          ---------     ---------
                                                             (6,375)      (16,817)
        Valuation allowance...........................      (17,638)      (17,638)
                                                          ---------     ---------
                                                            (24,013)      (34,455)
                                                          ---------     ---------
                                                          $ (15,165)    $ (18,046)
                                                          =========     =========

    As of December 31, 1996 Triarc had a net operating loss carryforward for Federal income tax purposes of approximately $19,000,000 expiring in the year 2008, the utilization of which is subject to annual limitations through 1998. In addition, the Company has (i) alternative minimum tax credit carryforwards of approximately $6,900,000 and (ii) depletion carryforwards of approximately $600,000, both of which have an unlimited carryforward period.

    A "valuation allowance" is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has established valuation allowances principally for that portion of the net operating loss carryforwards and other net deferred tax assets related to Chesapeake Insurance which entity as set forth in Note 1 is not included in Triarc's consolidated income tax return.

    The difference between the reported income tax provision (benefit) and the tax provision (benefit) that would result from applying the 35% Federal statutory rate to the income (loss) from continuing operations before income taxes and minority interests is reconciled as follows (in thousands):

                                                                                         1994          1995            1996
                                                                                         ----          ----            ----

         Income tax (benefit) computed at Federal statutory rate.....................$      284   $    (13,308)    $     1,623
         Increase (decrease) in Federal taxes resulting from:
              Non-deductible loss on sale of Textile Business (see Note 19)..........       --             --            2,928
              Provision for income tax contingencies and other tax matters...........       --           6,100           2,582
              Amortization of non-deductible Goodwill ...............................     2,171          2,286           2,166
              Effect of net operating losses for which no tax carryback benefit is available (utilization of operating loss, depletion and tax
                 credit carryforwards)...............................................    (3,643)           986           1,269
              State taxes (benefit), net of Federal income tax benefit (provision)...     1,921           (229)            318
              Foreign tax rate in excess of United States Federal statutory rate
                 and foreign withholding taxes, net of Federal income tax benefit....       479            307             241
              Minority interests.....................................................       --             --             (640)
              Non-deductible amortization of restricted stock........................       --           1,440             --
              Other non-deductible expenses..........................................       324          1,340             807
              Other, net.............................................................        76             48             --
                                                                                     ----------   ------------     -----------
                                                                                     $    1,612   $     (1,030)    $    11,294
                                                                                     ==========   ============     ===========

      The Federal income tax returns of the Company have been examined by the IRS for the tax years 1985 through 1988. The Company has resolved all issues related to such audit and in connection therewith paid $5,182,000 and $674,000 in 1994 and 1996, respectively, in final settlement of such examination. Such amounts had been fully reserved in years prior to 1994. The IRS has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145,000,000, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. During 1995 and 1996 the Company provided $6,100,000 and $2,582,000, respectively, included in "Benefit from
(provision for) income taxes" and during 1994, 1995 and 1996 provided $1,400,000, $2,900,000, and $2,000,000, respectively, included in "Interest expense" relating to such examinations and other tax matters. Management of the Company believes that adequate aggregate provisions have been made in 1996 and prior periods for any tax liabilities, including interest, that may result from the 1989 through 1992 examination and other tax matters.

(16)REDEEMABLE PREFERRED STOCK

      The Company had 5,982,866 shares of its Redeemable Preferred Stock outstanding at December 31, 1994, with a stated value of $12.00 per share, bearing a cumulative annual dividend of 8 1/8% payable semi-annually, convertible into 4,985,722 shares of class B common stock (the "Class B Common Stock") (see Note 17) at $14.40 per share and requiring mandatory redemption on April 23, 2005 at $12.00 per share. All of such Redeemable Preferred Stock was owned by one of the affiliates (the "Posner Entities") of Victor Posner ("Posner"), the Company's former Chairman and Chief Executive Officer before an April 1993 change in control. Pursuant to a settlement agreement entered into by the Company and the Posner Entities on January 9, 1995 (the "Posner Settlement"), all of the Redeemable Preferred Stock was converted into 4,985,722 shares of Class B Common Stock issued to a Posner Entity (the "Conversion" - see
Note 17). In connection therewith, the Company has no further obligation to declare or pay dividends on the Redeemable Preferred Stock subsequent to the last payment date of September 30, 1994.

(17)STOCKHOLDERS' EQUITY

     The Company's class A common stock (the "Class A Common Stock") and its Class B Common Stock are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting. Class B Common Stock issued to the Posner Entities can only be sold subject to a right of first refusal in favor of the Company or its designee. If held by a person(s) not affiliated with Posner, each share of Class B Common Stock is convertible into one share of Class A Common Stock. There were no changes in the 27,983,805 issued shares of Class A Common Stock during 1994, 1995 and 1996. Prior to January 9, 1995 no shares of Class B Common Stock had been issued. On January 9, 1995 pursuant to the Posner Settlement the Company issued (i) 4,985,722 shares of Class B Common Stock as a result of the Conversion and (ii) an additional 1,011,900 shares of Class B Common Stock to the Posner Entities with an aggregate fair value of $12,016,000 in  consideration  for, among other matters,
(i) the settlement of all amounts due to the Posner Entities in connection with the termination of the lease for the Company's former headquarters effective February 1, 1994 and (ii) an indemnification by certain of the Posner Entities of any claims or expenses incurred after December 1, 1994 involving certain litigation relating to NVF Company and APL Corporation (see Note 25) and any potential litigation relating to the bankruptcy filing of Pennsylvania Engineering Corporation (see Note 28).

    A summary of the changes in the number of shares of Class A Common Stock held in treasury is as follows (in thousands):

                                                                                      1994         1995        1996
                                                                                      ----         ----        ----

       Number of shares at beginning of period...................................... 6,661        4,028        4,067
       Common shares acquired in open market transactions...........................    91           42           45
       Restricted stock exchanged (see below) or reacquired.........................    40           11            4
       Common shares issued from treasury upon exercise of stock options............   --           --           (10)
       Common shares issued from treasury to directors..............................    (3)          (7)          (8)
       Common shares issued from treasury in the SEPSCO Merger (Note 26)............(2,692)         --           --
       Restricted stock grants from treasury (see below)............................   (69)          (7)         --
                                                                                    ------      -------      -------
       Number of shares at end of period............................................ 4,028        4,067        4,098
                                                                                    ======      =======      =======

    The Company has 25,000,000 authorized shares of preferred stock including 5,982,866 designated as Redeemable Preferred Stock, none of which were issued as of December 31, 1995 and 1996.

    The Company maintains a 1993 Equity Participation Plan (the "Equity Plan"), which provides for the grant of stock options and restricted stock to certain officers, key employees, consultants and non-employee directors. In addition, non-employee directors are eligible to receive shares of Class A Common Stock in lieu of retainer or meeting attendance fees. The Equity Plan provides for a maximum of 10,000,000 shares of Class A Common Stock to be issued on the exercise of options, granted as restricted stock or issued to non-employee directors in lieu of fees and there remain 1,049,902 shares available for future grants under the Equity Plan as of December 31, 1996.

    A summary of changes in outstanding stock options is as follows (weighted average option price data is not presented for periods prior to December 31, 1995 since such data was not required until the adoption of SFAS 123 in 1996):

                                                                                        WEIGHTED AVERAGE
                                                    OPTIONS        OPTION PRICE           OPTION PRICE
                                                    -------        ------------           ------------

      Outstanding at January 1, 1994..........     1,972,500     $ 18.00 - $ 30.75
      Granted during 1994.....................     5,753,400     $ 10.75 - $ 24.125
      Terminated during 1994..................      (156,000)    $ 18.00 - $ 30.75
                                                ------------
      Outstanding at December 31, 1994........     7,569,900     $ 10.75 - $ 30.00
      Granted during 1995.....................     1,239,500     $ 10.125- $ 16.25
      Terminated during 1995..................      (210,700)    $ 10.75 - $ 30.00
                                                ------------
      Outstanding at December 31, 1995........     8,598,700     $ 10.125- $ 30.00          $17.19
      Granted during 1996 (a).................       136,000     $ 11.00 - $ 13.00          $12.16
      Exercised during 1996...................        (9,999)         $10.75                $10.75
      Terminated during 1996..................      (293,869)    $ 10.125- $ 30.00          $13.51
                                                ------------
      Outstanding at December 31, 1996........     8,430,832     $ 10.125- $ 30.00          $17.24
                                                ============
      Exercisable at December 31, 1996........     3,476,486     $ 10.125- $ 30.00          $15.86
                                                ============

      (a) The weighted average grant date fair value of stock options granted during 1996 was $6.81 (see discussion of stock option valuation below).

      The following table sets forth information relating to stock options outstanding at December 31, 1996:

                             STOCK OPTIONS OUTSTANDING                                     STOCK OPTIONS EXERCISABLE
      ----------------------------------------------------------------------------   --------------------------------------
                         OUTSTANDING AT      WEIGHTED AVERAGE      WEIGHTED AVERAGE    OUTSTANDING AT      WEIGHTED AVERAGE
      OPTION PRICE      DECEMBER 31, 1996    YEARS REMAINING         OPTION PRICE     DECEMBER 31, 1996      OPTION PRICE
      ------------      -----------------    ---------------         ------------     -----------------      ------------

     $ 10.125- $ 10.75          1,945,999            8.4                $10.43              1,192,820          $10.54
     $ 11.00 - $ 16.25            396,500            8.6                $13.78                106,833          $15.02
     $ 18.00 - $ 20.00          1,827,500            6.4                $18.23              1,600,832          $18.17
          $20.125               3,850,000            7.3                $20.13                350,000          $20.13
     $ 21.00 - $ 30.00            410,833            7.2                $21.32                226,001          $21.33
                               ----------                                                  ----------
                                8,430,832            7.4                                    3,476,486
                               ==========                                                  ==========

      Stock options under the Equity Plan generally have maximum terms of ten years and vest ratably over periods not exceeding five years from date of grant. However, an aggregate 3,500,000 performance stock options granted on April 21, 1994 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer vest in one-third increments upon attainment of each of the three closing price levels for the Class A Common Stock for 20 out of 30 consecutive trading days by the indicated dates as follows:

    ON OR PRIOR
    TO APRIL 21,                                                      PRICE
    ------------                                                      -----

      1999......................................................    $ 27.1875
      2000......................................................    $ 36.25
      2001......................................................    $ 45.3125

     Each option not previously vested, should such price levels not be attained no later than each indicated date, will vest on October 21, 2003. In addition to the 3,500,000 performance stock options discussed above, 350,000 of such stock options were granted on April 21, 1994 to the Vice Chairman of the Company since April 1993 (the "Vice Chairman"). In December 1995, it was decided that the Vice Chairman's employment contract would not be extended and as of January 1, 1996 the Vice Chairman resigned as a director, officer and employee of the Company and entered into a consulting agreement pursuant to which no substantial services are expected to be provided. In accordance therewith, effective January 1, 1996 all of the 513,333 non-vested stock options previously issued to the Vice Chairman (including 350,000 performance stock options which were granted April 21, 1994) were vested in full. In January 1997 Triarc paid the Vice Chairman $353,000 in consideration of the cancellation of all 680,000 stock options previously granted to him. Such amount was included in the "Facilities relocation and corporate restructuring" provision in 1995 (see Note 18).

      Stock options under the Equity Plan are generally granted at not less than the fair market value of the Class A Common Stock at the date of grant. However, options granted, net of terminations, prior to 1994 included 275,000 options issued at an option price of $20.00 which was below the $31.75 fair market value of the Class A Common Stock at the date of grant representing an aggregate difference of $3,231,000. Such amount is being recorded as compensation expense over the applicable vesting period of one to five years. Prior to 1994, $231,000 of the aggregate difference was recognized as compensation expense. Effective January 1, 1994 the Company recorded the remaining $3,000,000 of the aggregate difference as unearned compensation and during 1994, 1995 and 1996, $907,000, $761,000 and $489,000, respectively, was amortized to compensation expense and credited to "Other stockholders' equity". During 1995 and 1996 certain below market options were forfeited. Such forfeitures resulted in decreases to (i) the "Unearned compensation" component of "Other stockholders' equity" of $319,000 in 1995 and $219,000 in 1996 representing the reversals of the unamortized values at the dates of forfeiture, (ii) "Additional paid-in capital" of $588,000 in 1995 and $852,000 in 1996 representing the reversal of the initial value of the forfeited below market stock options and (iii) "General and administrative" of $269,000 in 1995 and $633,000 in 1996 representing the reversal of previous amortization of unearned compensation relating to forfeited below market stock options. The remaining unamortized balance relating to below market stock options included in "Unearned compensation" is $305,000 at December 31, 1996.

      A summary of the changes in the outstanding shares of restricted stock granted by the Company from treasury stock is as follows:

   Outstanding at January 1, 1994........................      429,500
   Granted during 1994...................................       68,750
   Converted to Rights (see below) during 1994...........      (26,000)
   Repurchased by the Company............................       (3,500)
                                                              --------
   Outstanding at December 31, 1994......................      468,750
   Granted during 1995...................................        6,700
   Converted to Rights (see below) during 1995...........       (4,550)
   Forfeited during 1995.................................       (6,700)
   Vested during 1995 (see below)........................     (464,200)
                                                              --------
   Outstanding at December 31, 1995 and 1996.............          --
                                                              ========

     Grants of restricted stock, which provided for vesting over periods of three to four years, resulted in aggregate unearned compensation of $1,376,000 and $68,000 for 1994 and 1995, respectively, based upon the market value of the Company's Class A Common Stock at the respective dates of grant which ranged from $10.125 to $24.125. The vesting of 150,000 shares of restricted stock granted prior to 1994 to three court-appointed members of a special committee of Triarc's Board of Directors (the "Special Committee Members") was accelerated in connection with their decision not to stand for re-election as directors of the Company at the 1995 annual stockholders meeting resulting in a charge for amortization of unearned compensation in 1995 of $1,691,000 (including $723,000 which would have otherwise been amortized during the post-acceleration 1995 period). On December 7, 1995 the Compensation Committee of Triarc's Board of Directors authorized management of the Company to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of the Company accelerated the vesting and the Company recorded the resulting additional amortization of unearned compensation of $1,640,000 in its entirety in 1995 which together with the $1,691,000 related to the Special Committee Members, resulted in aggregate amortization of unearned compensation in connection with accelerated vesting of $3,331,000. Prior to these accelerated vestings of the restricted stock, the unearned compensation was being amortized over the applicable vesting period and together with the amortization of unearned compensation related to the accelerated vesting, was recorded as "General and administrative". Such compensation expense was $3,122,000 in 1994 and $1,950,000 in 1995 (excluding the $3,331,000 relating to the previously discussed accelerated vesting of restricted stock).

      Effective January 1, 1996 the Company adopted SFAS 123. In accordance with the intrinsic value method of accounting for stock options, the Company has not recognized any compensation expense for stock options granted in 1995 and 1996 since the option price for all of such stock options was equal to the fair market value of the Class A Common Stock at the respective dates of grant. Had compensation expense been recognized for such 1995 and 1996 stock option grants based on the fair value method as provided for in SFAS 123, the Company's net loss and loss per share would have been as follows (in thousands except per share data):

                                                1995           1996
                                                ----           ----

      Net loss.........................    $  (37,284)    $   (16,356)
      Loss per share...................         (1.25)           (.55)

      The fair value of stock options granted on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

      Risk-free interest rate.....................          5.74%
      Expected option life........................        7 years
      Expected volatility.........................         45.56%
      Dividend yield..............................           None

     Prior to 1994 and during the years ended December 31, 1994 and 1995, the Company agreed to pay to employees terminated during each such period and directors who were not reelected during 1994 and 1995 who held restricted stock and/or stock options, an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value (see below) of such restricted stock and stock options (the "Rights") in exchange for such restricted stock or stock options. Such exchanges for restricted stock were for 10,000, 26,000 and 4,550 Rights prior to 1994 and in 1994 and 1995, respectively,  and for stock  options  were 40,000,  126,000,  97,700 and 12,500
Rights prior to 1994 and in 1994, 1995 and 1996, respectively. All such exchanges were for an equal number of shares of restricted stock or stock options except that the 4,550 Rights granted in 1995 were in exchange for 11,250 shares of restricted stock. The Rights which resulted from the exchange of stock options have base prices ranging from $10.75 to $30.75 per share and the Rights which resulted from the exchange of restricted stock all have a base price of zero. The restricted stock for which Rights were granted (exclusive of the 6,700 shares for which Rights were not granted) was fully vested upon termination of the employees. As a result of such accelerated vesting the Company incurred charges representing unamortized unearned compensation of $331,000 and $13,000 during 1994 and 1995, respectively, included in "General and administrative". Of the 316,750 Rights granted, (i) 36,000 and 4,550 relating to restricted stock were exercised in 1995 and 1996, respectively, (ii) 16,000, 55,000 and 108,700 relating to stock options expired in 1994, 1995 and 1996, respectively and (iii) 16,500 relating to stock options were exercised in 1996. The remaining 80,000 Rights expire in 1997. Upon issuance of the Rights the Company recorded a liability equal to the excess of the then market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged. Such liability has been adjusted to reflect changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights.

(18)  FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

      The "Facilities relocation and corporate restructuring" set forth in the accompanying consolidated statements of operations for 1994, 1995 and 1996 consists of the following charges (in thousands):

                                                                                    1994(A)      1995(B)     1996(C)
                                                                                    -------      -------     -------

      Estimated costs related to sublease of excess office space .................$    --      $     --     $   3,700
      Estimated restructuring charges associated with employee
         severance costs..........................................................   1,700           510        2,200
      Costs of terminating beverage distribution agreement........................     --            --         1,300
      Estimated costs of beverage plant closing and other asset disposals.........     --            --           600
      Consulting fees paid associated with combining certain
         operations of Royal Crown and Mistic and other...........................     --            --           600
      Costs related to the planned spinoff of the Company's
         restaurant/beverage group................................................     --            --           400
      Cost related to consulting agreements between the Company
         and its former Vice Chairman ............................................     --          2,500          --
      Employee relocation costs...................................................   3,800           --           --
      Estimated costs (reductions) to relocate the Company's headquarters.........   3,300          (310)         --
                                                                                  --------     ---------    ---------
                                                                                  $  8,800     $   2,700    $   8,800
                                                                                  ========     =========    =========

      (a) The 1994 facilities relocation and corporate restructuring charges principally related to the 1994 closing of the Company's former corporate office in West Palm Beach, Florida, including the estimated loss ($3,300,000) on the sublease of such office space in 1994 and the write-off of unamortized leasehold improvements, severance costs related to corporate employees terminated during 1994 and the relocation during 1994 of certain employees formerly located in that facility either to another South Florida location or the New York City corporate office.

     (b) The 1995 facilities relocation and corporate restructuring charge related to (i) a $310,000 reduction of the estimated costs provided prior to 1994 to terminate the lease on the Company's then existing corporate facilities resulting from the Posner Settlement (see Note
          28) and (ii) severance costs associated with the resignation of the Vice Chairman of Triarc, who had served from April 23, 1993 to December 31, 1995 (see Note 17), and the 1995 termination of other corporate employees in conjunction with a reduction in corporate staffing.

     (c) The 1996 facilities relocation and corporate restructuring charge principally relates to costs associated with (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of excess office space in excess of anticipated sublease proceeds as a result of the RTM sale (see Note 3) and the relocation of Royal Crown's headquarters which is being centralized with Mistic's offices in White Plains, New York, (ii) employee severance costs associated with the relocation of Royal Crown's headquarters, (iii) terminating a beverage distribution agreement, (iv) the shutdown of the beverage segment's Ohio production facility and other asset disposals, (v) consultant fees paid associated with combining certain operations of Royal Crown and Mistic and (vi) the planned spinoff of the Company's restaurant/beverage group (see Note 3).


(19)  GAIN (LOSS) ON SALES OF BUSINESSES, NET AND MINORITY INTEREST

      The "Gain (loss) on sales of businesses, net" as reflected in the accompanying consolidated statements of operations was $6,043,000, $(100,000) and $77,000,000 in 1994, 1995 and 1996, respectively. During 1994 the Company sold substantially all of the operating assets of SEPSCO's natural gas and oil business for cash of $16,250,000 net of $750,000 initially held in escrow to cover certain indemnities given to the buyer resulting in a pretax gain of $6,043,000. During 1995 $250,000 of such escrow was released and a gain of such amount was recognized. Also in 1995, the Company (i) sold the remaining natural gas and oil assets for net proceeds of $728,000 which resulted in a pretax gain of $650,000 and (ii) wrote off its then investment in MetBev (see Note 28), a beverage distributor in the New York metropolitan area when the Company determined the decline in value of such investment was other than temporary which resulted in a pretax loss of $1,000,000. The gain in 1996 consisted of (i) a pretax loss of $4,500,000 from the sale of the Company's textile business (see below), (ii) a pretax gain of $85,175,000 from the sale of the Partnership (see below) and (iii) a pretax loss of $3,675,000 associated with the write-down of MetBev (see Note 28).

      SALE OF TEXTILE BUSINESS
      ------------------------

      On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemicals business of C.H. Patrick and certain other excluded assets and liabilities (the "Textile Business"), to Avondale Mills, Inc. ("Avondale"), for $236,824,000 in cash, net of $8,437,000 of expenses and $12,250,000 of post-closing adjustments. Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191,438,000 which was repaid at the closing and certain other specified liabilities. In connection with the Graniteville Sale, Avondale and C.H. Patrick have entered into a 10-year supply agreement pursuant to which C.H. Patrick is supplying certain textile dyes and chemicals to the combined Textile Business/Avondale entity. C.H. Patrick's right to supply Avondale is conditioned upon certain bidding procedures which could result in Avondale purchasing the products from another seller. As a result of the Graniteville Sale, the Company recorded a pre-tax loss of $4,500,000 (including an $8,367,000 write-off of unamortized Goodwill which has no tax benefit) and an income tax provision of $1,500,000 resulting in an after-tax loss of $6,000,000 exclusive of an extraordinary charge in connection with the early extinguishment of debt (see Note 22). As previously set forth, the results of operations of the Textile Business have been included in the accompanying consolidated statements of operations through April 29, 1996. See below for supplemental pro forma information for the year ended December 31, 1996 giving effect to the sale of the Textile Business.

      The assets and liabilities of the Textile Business sold and a reconciliation to the net cash proceeds received from the sale of the Textile Business, net of post-closing adjustments and expenses paid of $20,805,000, are as follows (in thousands):

      Receivables, net.....................................................  $    91,135
      Inventories..........................................................       76,294
      Prepaid expenses and other current assets............................        1,421
      Accounts payable and accrued expenses................................      (46,060)
      Properties, net......................................................      111,039
      Unamortized costs in excess of net assets of acquired companies......        8,367
      Other non-current liabilities, net...................................         (872)
                                                                             -----------
         Net assets of the Textile Business................................      241,324
      Pre-tax loss on sale of Textile Business.............................       (4,500)
                                                                             -----------
         Net cash proceeds from sale of the Textile Business ..............  $   236,824
                                                                             ===========

      SALE OF PROPANE BUSINESS
      ------------------------

      In July 1996 the Partnership consummated an initial public offering (the "Offering") of an aggregate 6,301,550 of its common units representing limited partner interests (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $117,382,000 net of $14,951,000 of underwriting discounts and commissions and other expenses related to the offering. In November 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the "Private Placement Offering") at a price of $21.00 per Common Unit aggregating $7,367,000 net of fees and expenses of $1,033,000. The sales of the Common Units resulted in a pretax gain to the Company in 1996 of $85,175,000 and a provision for income taxes of $33,163,000.

      Concurrently with the Offering, the Partnership issued to National Propane 4,533,638 subordinated units (the "Subordinated Units"), representing an approximate 38.7% subordinated general partner interest in the Partnership (after giving effect to the subsequent July and November sales). In addition, National Propane and a subsidiary (the "General Partners") hold a combined aggregate 4.0% unsubordinated general partner interest (the "Unsubordinated General Partner Interest") in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). In connection therewith, National Propane transferred substantially all of its propane-related assets and liabilities (principally all assets and liabilities other than a receivable from Triarc, deferred financing costs and net income tax liabilities amounting to $81,392,000, $4,127,000 and $21,615,000, respectively), aggregating net liabilities of $88,222,000, to the Operating Partnership. The $36,527,000 excess of the aggregate net proceeds from the sales of the Common Units of $124,749,000 over the $88,222,000 of aggregate net liabilities contributed to the Operating Partnership less (i) $1,323,000 of 1996 Partnership distributions to the General Partners over the General Partners' interest in the net income of the Partnership and (ii) $3,309,000 of 1996 distributions relating to the Common Units, plus the $1,829,000 minority interest in 1996 (see below), is recorded as minority interest liability at December 31, 1996.

     To the extent the Partnership has net positive cash flows, it must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partner Interest within 45 days after the end of each fiscal quarter. On November 14, 1996 the Partnership paid a distribution of $0.525 per Common and Subordinated Unit with a proportionate amount for the Unsubordinated General Partner Interest, or an aggregate $5,924,000, including $2,616,000 to the General Partners.

      The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for 1996 gives effect to the sale of the Textile Business and the repayment of related debt (see above) and, in a second step, the formation of the Partnership, the Offering, the Private Placement Offering, the issuance of the First Mortgage Notes, the repayment of existing indebtedness and certain related transactions (collectively, the "Propane Transactions") as if such transactions had been consummated as of January 1, 1996. The pro forma effects of the Propane Transactions include (i) the addition of the estimated stand-alone general and administrative costs associated with the operation of the propane business as a partnership, (ii) net decreases to interest expense reflecting (a) the elimination of interest expense on the refinanced debt partially offset by the interest expense associated with the First Mortgage Notes and (b) the reduction in interest expense resulting from the assumed repayment of other debt of the Company with the $114,680,000 net proceeds of the Offering and the Private Placement Offering ($124,749,000) and the issuance of the First Mortgage Notes ($118,400,000, net of $6,600,000 of
related deferred debt costs), net of the repayment of existing debt ($128,469,000), (iii) the net benefit from income taxes and increase in minority interest in income of consolidated subsidiaries resulting from the effects of the above transactions and related transactions which do not affect consolidated pretax earnings. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                                       PRO FORMA FOR
                                                     PRO FORMA        THE SALE OF THE
                                                  FOR THE SALE OF   TEXTILE BUSINESS AND
                                                    THE TEXTILE         THE PROPANE
                                                     BUSINESS           TRANSACTIONS
                                                     --------           ------------

     Revenues...................................      $841,240           $ 841,240
     Operating loss.............................       (13,024)            (13,774)
     Loss before extraordinary items............        (6,467)             (7,703)
     Loss before extraordinary items per share..          (.22)               (.26)

     MINORITY INTEREST
     -----------------

     The 1994 minority interest in income of consolidated subsidiaries of $1,292,000 consists of minority interest in the 1994 net income of SEPSCO until the 28.9% minority interest was acquired on April 14, 1994 (see Note 26). The 1996 minority interest of $1,829,000 represents the limited partners' weighted average interest in the net income of the Operating Partnership since it commenced operations in July 1996. (See further discussion above under "Sale of Propane Business").

(20) OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists of the following components (in thousands):

                                                                           1994           1995          1996
                                                                           ----           ----          ----
      Interest income .............................................    $    4,664   $     3,547     $    8,612
      Net realized gain (loss) on sales of marketable
        securities (Note 5)........................................          (135)         (254)           701
      Gain on sale of excess timberland ...........................           --         11,945            --
      Net gain (loss) on other sales of assets.....................           975        (1,681)           (34)
      Posner Settlement (a)........................................           --          2,312            --
      Insurance settlement for fire-damaged equipment..............           --          1,875            --
      Columbia Gas Settlement (b)..................................           --          1,856            --
      Equity in losses of affiliate ...............................          (573)       (2,170)           --
      Write-down of investment in Taysung (c)......................           --         (4,624)           --
      Costs of a proposed acquisition not consummated (d)..........        (7,000)          --             --
      Other, net ..................................................           884          (492)        (1,283)
                                                                       ----------   -----------     ----------
                                                                       $   (1,185)  $    12,314     $    7,996
                                                                       ==========   ===========     ==========

(a) Pursuant to the Posner Settlement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company of the Posner Entities from certain claims that it may have with respect to (i) legal fees in connection with a modification to certain litigation against the Company and certain of the present and former directors (see Note 25), (ii) fees payable to the court-appointed members of a special committee of the Company's Board of Directors and (iii) legal fees paid or payable with respect to matters referred to in the Posner Settlement, subject to the satisfaction by the Posner Entities of certain obligations under the Posner Settlement. The Company used such funds to pay
     (i) $2,000,000 to the court-appointed members of the special committee for services rendered in connection with the consummation of the Posner Settlement, (ii) attorney's fees of $850,000 in connection with such modification, (iii) $200,000 in connection with the settlement of certain litigation and (iv) $100,000 of other expenses resulting in a gain of $2,850,000, of which $538,000 reduced "General and administrative" as a recovery of legal expenses originally reported therein and $2,312,000 was reported as "Other income (expense), net".

(b) The Company was a party to a class action lawsuit brought against Columbia Gas System, Inc. ("Columbia Gas") in which the claimants charged that Columbia Gas had overcharged the claimants for purchases of propane gas. During the fourth quarter of 1995 the Company received $2,406,000 in full settlement of the lawsuit which resulted in a gain of $1,856,000 net of estimated expenses (the "Columbia Gas Settlement").

(c) The Taiwanese joint venture investment made by the Company in 1994 ("Taysung") was written off in 1995 when the Company determined the decline in value of such investment was other than temporary.

(d) In 1994 the Company entered into a definitive merger agreement with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of quick service fish and seafood restaurants, whereby the Company would acquire all of the outstanding stock of LJS. In December 1994 the Company decided not to proceed with the acquisition of LJS due to the higher interest rate environment and difficult capital markets which would have resulted in significantly higher than anticipated costs and unacceptable terms of financing. Accordingly, the Company recorded a charge of $7,000,000 in 1994 for the expenses relating to the failed acquisition of LJS representing commitment fees, legal, consulting and other costs.

(21)  DISCONTINUED OPERATIONS

      On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of SEPSCO's utility and municipal services and refrigeration business segments (consisting of ice and cold storage operations) which have been accounted for as discontinued operations in the Company's consolidated financial statements. Prior to 1994 the Company sold the assets or stock of the companies comprising SEPSCO's utility and municipal services business segment. The sale of one of the businesses was subject to certain deferred purchase price adjustments which were settled in March 1995 for (i) cash payments of $500,000 of which $300,000 was collected in 1995 and $200,000 was collected in 1996 plus
(ii) the proceeds from the sale of a property which was sold in May 1996 for $164,000. Recognition of such proceeds in 1995 and 1996 has been deferred.

      In April 1994 the Company sold substantially all of the operating assets of the ice operations to unrelated third parties and in December 1994 sold the stock or operating assets of the companies comprising the cold storage operations to National Cold Storage, Inc., a company formed by two then officers of SEPSCO. Such sales resulted in aggregate losses of approximately $9,300,000, excluding any consideration of the then remaining $6,881,000 aggregate principal payments then due on notes from the buyers of such businesses, since their collection was not reasonably assured. The note relating to the sale of the ice operations (the "Ice Note") had an original principal of $4,295,000 and bore interest at 5% and the note relating to the sale of the cold storage operations (the "CS Note") had an original principal of $3,000,000 and bears interest at 8%. Collections by the Company on the Ice Note were $120,000 of scheduled principal payments and $294,000 of principal payments in advance during 1995 and $120,000 of scheduled principal payments and $2,245,000 (discounted from $3,761,000) of principal payments in advance during 1996 (of which $450,000 is being held in escrow for future environmental spending). Recognition of such proceeds from the Ice Note has been deferred. The CS Note is due in full in 2000.

      In connection with the dispositions referred to above, SEPSCO reevaluated the estimated losses from the sale of its discontinued operations provided prior to 1994 and the Company provided $8,400,000 ($3,900,000 net of minority interests of $2,425,000 and income tax benefit of $2,075,000) for the revised estimated loss during 1994. The revised estimate in 1994 results from additional unanticipated losses on disposal of the businesses of $6,400,000 and operating losses from discontinued operations through their respective dates of disposal of $2,000,000 principally reflecting delays in disposing of the businesses from their estimated disposal dates. The increased loss on disposal was principally due to nonrecognition of the Ice Note and the CS Note compared with the previously anticipated full recognition of all proceeds from the sales of such business once the businesses were sold.

      After consideration of amounts provided in prior years, the Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have any material adverse impact on its financial position or results of operations.

      The loss from operations during 1994, which had been recognized prior thereto, consisted of the following (in thousands):

     Revenues ................................................ $       11,432
     Operating loss ..........................................            (80)
     Loss before income taxes and net loss ...................           (405)

      The principal remaining accounts of the discontinued operations relate to liquidating obligations not transferred to the buyers of the discontinued businesses and are reflected as net current liabilities of discontinued operations aggregating $3,461,000 and $3,589,000 included in "Accrued expenses" (see Note 12).

(22)  EXTRAORDINARY ITEMS

      In connection with the early extinguishment of the Company's 13 1/8% debentures in 1994 and the early extinguishment of (i) the Company's 11 7/8% Debentures due February 1, 1998 on February 22, 1996, (ii) all of the debt of TXL, including the Graniteville Credit Facility, in connection with the sale of the Textile Business (see Note 19) on April 29, 1996, (iii) substantially all of the long-term debt of National Propane including the Former Propane Facility (see Note 13) on July 2, 1996 and (iv) the National Union Note on July 1, 1996 (see Note 13), the Company recognized extraordinary charges consisting of the following (in thousands):

                                                              1994          1996
                                                              ----          ----

 Write-off of unamortized deferred financing costs........$     (875)    $(10,469)
 Write-off of unamortized original issue discount.........    (2,623)      (1,776)
 Prepayment penalties.....................................       --        (5,744)
 Fees....................................................        --          (250)
 Discount from principal on early extinguishment.........        --         9,237
                                                          ----------   ----------
                                                              (3,498)      (9,002)
 Income tax benefit.......................................     1,382        3,586
                                                          ----------   ----------
                                                          $   (2,116)  $   (5,416)
                                                          ==========   ==========

(23)  PENSION AND OTHER BENEFIT PLANS

      The Company maintains several 401(k) defined contribution plans covering all employees who meet certain minimum requirements and elect to participate including employees of Mistic subsequent to January 1, 1996 and excluding those employees covered by plans under certain union contracts. Employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. The plans provide for Company matching contributions at either 25% or 50% of employee contributions up to the first 5% of an employee's contributions. The plans also provide for annual additional contributions either equal to 1/4% of 1% of employee's total compensation or an arbitrary aggregate amount to be determined by the employer. In connection with these employer contributions, the Company provided $2,200,000, $3,024,000 and $1,885,000 in 1994, 1995 and 1996, respectively. The decrease from 1995 to 1996 is principally due to the effect of the April 1996 sale of the Textile Business.

      The Company provides or provided defined benefit plans for employees of certain subsidiaries. Prior to 1994 all of the plans were frozen.

      The components of the net periodic pension cost are as follows (in thousands):

                                                                         1994        1995        1996
                                                                         ----        ----        ----

      Current service cost (represents plan expenses)..............    $    177    $   151     $   160
      Interest cost on projected benefit obligation................         466        503         481
      Return on plan assets (gain) loss............................         138     (1,445)       (762)
      Net amortization and deferrals...............................        (654)       993         240
                                                                       --------    -------     -------
          Net periodic pension cost ...............................    $    127    $   202     $   119
                                                                       ========    =======     =======

      The following table sets forth the plans' funded status (in thousands):

                                                                AGGREGATE OF PLANS WHOSE
                                                        ------------------------------------------
                                                           ASSETS EXCEEDED    ACCUMULATED BENEFITS
                                                        ACCUMULATED BENEFITS     EXCEEDED ASSETS
                                                            DECEMBER 31,           DECEMBER 31,
                                                        --------------------  --------------------
                                                          1995       1996       1995        1996
                                                          ----       ----       ----        ----
Actuarial present value of benefit obligations
    Vested benefit obligation.........................$   2,386   $   2,227   $   4,711   $   4,634
    Non-vested benefit obligation.....................       --          --          19          18
                                                      ---------   ---------   ---------   ---------
    Accumulated and projected benefit obligation......    2,386       2,227       4,730       4,652
    Plan assets at fair value.........................   (2,762)     (2,751)     (3,941)     (4,351)
                                                      ---------   ---------   ---------   ---------
    Funded status.....................................     (376)       (524)        789         301
    Unrecognized net gain from plan experience........      488         629          72         230
                                                      ---------   ---------   ---------   ---------
        Accrued pension cost..........................$     112   $     105   $     861   $     531
                                                      =========   =========   =========   =========

      Significant assumptions used in measuring the net periodic pension cost for the plans included the following: (i) the expected long-term rate of return on plan assets was 8% and (ii) the discount rate was 7% for 1994, 8% for 1995 and 7% for 1996. The discount rate used in determining the benefit obligations above was 7% at December 31, 1995 and 7.5% at December 31, 1996. The effects of the 1995 increase and the 1996 decrease in the discount rate did not materially affect the net periodic pension cost. The 1996 increase in the discount rate used in determining the benefit obligation resulted in a decrease in the accumulated and projected benefit obligation of $253,000.

      Plan assets as of December 31, 1996 are invested in managed portfolios consisting of government and government agency obligations (51%), common stock (39%), corporate debt securities (5%) and other investments (5%).

      Under certain union contracts, the Company is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, the Company provided $756,000 in 1994 and $669,000 in each of 1995 and 1996. Information from the administrators of the plans is not available to permit the Company to determine its proportionate share of unfunded vested benefits, if any.

      The Company maintains unfunded postretirement medical and death benefit plans for a limited number of employees who have retired and have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. Prior to the April 1996 sale of the Textile Business, a limited number of active employees, upon retirement, were also covered. The net postretirement benefit cost for 1994, 1995 and 1996 as well as the accumulated postretirement benefit obligation as of December 31, 1996 were insignificant.

(24)  LEASE COMMITMENTS

      The Company leases buildings and improvements and machinery and equipment. Some leases provide for contingent rentals based upon sales volume.

      Rental expense under operating leases consists of the following components (in thousands):

                                            1994         1995         1996
                                            ----         ----         ----

         Minimum rentals.............  $   20,218  $    25,898    $   28,795
         Contingent rentals..........       1,454          987           794
                                       ----------  -----------    ----------
                                           21,672       26,885        29,589
         Less sublease income........       3,459        5,358         5,460
                                       ----------  -----------    ----------
                                       $   18,213  $    21,527    $   24,129
                                       ==========  ===========    ==========

      The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 31, 1996 are set forth below. Such future minimum rental payments exclude an aggregate $11,540,000 of future operating lease payments relating to equipment to be transferred to RTM assuming consummation of the RTM sale (see Note 3) but the obligations for which will remain with the Company. As such the Company has provided for the present value of $9,677,000 of such lease payments in "Reduction in carrying value of long-lived assets impaired or to be disposed of". Such future minimum rental payments include an aggregate $105,165,000 ($9,844,000, $9,264,000, $8,403,000, $7,828,000, $7,476,000 and $62,350,000 in
1997, 1998, 1999, 2000, 2001 and thereafter, respectively) of future operating lease payments and, in addition, substantially all of the future capitalized lease payments which will be assumed by RTM assuming consummation of the sale to RTM. Such rental payments and sublease rental income were as follows (in thousands):

                                                             RENTAL PAYMENTS          SUBLEASE INCOME
                                                          ----------------------    ----------------------
                                                          CAPITALIZED  OPERATING    CAPITALIZED  OPERATING
                                                             LEASES      LEASES        LEASES      LEASES
                                                             ------      ------        ------      ------

       1997.............................................$     16,170  $   22,350  $       81  $   5,925
       1998.............................................         105      17,098          60      3,639
       1999.............................................          87      13,857          60      1,898
       2000.............................................          87      12,038          57        973
       2001.............................................          87      10,994          43        342
       Thereafter.......................................         397      85,344         219      1,300
                                                        ------------  ----------  ----------  ---------
       Total minimum payments...........................      16,933  $  161,681  $      520  $  14,077
                                                                      ==========  ==========  =========
       Less interest....................................         959
                                                        ------------
       Present value of minimum capitalized
         lease payments.................................$     15,974
                                                        ============

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

(25)  LEGAL AND ENVIRONMENTAL MATTERS

      In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts various claims and seeks an undetermined amount of damages from the Company, as well as certain other relief. In April 1994 the Company responded to the complaint by filing an answer and proposed counterclaims and set-offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In June 1995 the bankruptcy court confirmed the plaintiffs' plan of reorganization (the "APL Plan") in the APL Proceeding. The APL Plan provides, among other things, that the Posner Entities will own all of the common stock of APL and are authorized to object to claims made in the APL Proceeding. The APL Plan also provides for the dismissal of the APL Litigation. Previously, in January 1995 Triarc received an indemnification pursuant to the Posner Settlement relating to, among other things, the APL Litigation. The Posner Entities have filed motions asserting that the APL Plan does not require the dismissal of the APL Litigation. In November 1995 the bankruptcy court denied the motions and in March 1996 the court denied the Posner Entities' motion for reconsideration. Posner and APL have appealed and their appeal is pending.

     On December 6, 1995 the three former court-appointed members of a special committee of Triarc's Board of Directors commenced an action in the United States District Court for the Northern District of Ohio seeking, among other things, additional fees of $3,000,000. On February 6, 1996 the court dismissed the action without prejudice. The plaintiffs filed a notice of appeal, but subsequently dismissed the appeal voluntarily.

     In 1987 TXL was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that TXL may be one of the parties responsible for such contamination. In 1990 and 1991 TXL provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. In April 1995 TXL, at the request of DHEC, submitted a proposal concerning periodic monitoring of sediment dispositions in the pond. In February 1996 TXL responded to a DHEC request for additional information on such proposal. TXL is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, TXL owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by TXL and Aiken County and may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. The United States Environmental Protection Agency conducted an Expanded Site Inspection in January 1994 and in response thereto the DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 TXL submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that TXL enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering TXL's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve TXL's April 1995 conceptual investigation approach. The cost of the study proposed by TXL is estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, TXL is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the Graniteville Sale, the Company agreed to indemnify the purchaser for certain costs, if any, incurred in connection with the foregoing matters that are in excess of specified reserves, subject to certain limitations.

      As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations (see Note 21). Remediation has been completed on five of these sites and is ongoing at eight others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations (see Note 21). Remediation has been completed at one site and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1997 and 1998. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, ten have been remediated through December 31, 1996 at an aggregate cost of $952,000. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware that plants on two of the fifteen sites may require demolition in the future.

     In May 1994 National was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of March 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon the new information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $764,000 to $1,559,000. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred to the Operating Partnership at the closing of Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

      In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Remediation costs estimated by Royal Crown's environmental consultants aggregate $560,000 to $640,000 with approximately $125,000 to $145,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund at one of the two sites.

     In 1994 Chesapeake Insurance and SEPSCO invested approximately $5,100,000 in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5,300,000. In January 1997 the bankruptcy trustee commenced avoidance actions against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and intends to vigorously contest them. However, it is possible that the trustee will be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is the approximate $5,300,000 plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime any amount of the challenged payments, they will be entitled to an unsecured claim for such amount. The court has scheduled a trial for the week of May 27, 1997.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,500,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

     The Company has accruals for all of the above matters aggregating approximately $4,300,000. Based on currently available information and given (i) the DHEC's apparent conclusion in 1994 with respect to the Langley Pond matter,
(ii) the indemnification limitations with respect to the SEPSCO cold storage operations, Langley Pond and the Vaucluse Landfill, (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company does not believe that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

(26)  SEPSCO MERGER AND LITIGATION SETTLEMENT

     In December 1990 a purported shareholder derivative suit (the "SEPSCO Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement with the plaintiff in the SEPSCO Litigation. In conjunction therewith, on April 14, 1994 SEPSCO's shareholders other than the Company approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with a transaction in which each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than the Company, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,824 shares. Following the SEPSCO Merger, the Company owns 100% of the SEPSCO Common Stock. All settlement and related legal costs were principally accrued in 1993 since it was during such period that the Company determined that the litigation settlement was more likely than not to be approved by the District Court.

     The fair value as of April 14, 1994 of the 2,691,824 shares of Class A Common Stock issued in the SEPSCO Merger, net of $3,750,000 of such consideration which the Company estimated represented settlement costs of the SEPSCO Litigation, aggregated $52,105,000 (the "Merger Consideration"). The SEPSCO Merger was accounted for in accordance with the purchase method of accounting and the Company's minority interest in SEPSCO of $28,217,000 was eliminated. In accordance therewith, the excess of the Merger Consideration over the Company's minority interest in SEPSCO of $23,888,000 was assigned to "Properties" ($8,684,000), investment in the natural gas and oil business sold in August 1994 (see Note 19) ($2,455,000), "Net current liabilities of discontinued operations" ($2,425,000 - see Note 12) and "Deferred income taxes" ($2,485,000) with the excess of $17,659,000 recorded as Goodwill.

(27)  ACQUISITIONS

     On August 9, 1995 Mistic, a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies which develop, market and sell carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored sparkling waters under various trademarks and tradenames including MISTIC and ROYAL MISTIC. The purchase price for the Mistic Acquisition, aggregating $98,324,000 (including $2,067,000 of cash acquired) consisted of (i) $93,000,000 in cash, (ii) $1,000,000 to be paid in eight equal quarterly installments which commenced in November 1995, (iii) non-compete agreement payments to the seller aggregating $3,000,000 and (iv) $1,324,000 of related expenses. The non-compete agreement payments were or are payable $900,000 in August 1996, 1997 and 1998 and $300,000 in December 1998. In accordance with the Mistic acquisition agreement, the non-compete payment due in 1996 was offset against amounts due from the seller. The Mistic Acquisition was financed through (i) $71,500,000 of borrowings under the Mistic Bank Facility (see Note 13) and (ii) $25,000,000 of borrowings under the Graniteville Credit Facility.

      The Company granted the syndicating lending bank in connection with the Mistic Bank Facility agreement and two senior officers of Mistic stock appreciation rights (the "Mistic Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic's outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vest over time and two-thirds vest depending on the performance of Mistic. The Mistic Rights provide for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which is equal to the Company's per share capital contribution to Mistic in connection with the Mistic Acquisition. The Company recognizes periodically the estimated increase or decrease in the value of the Mistic Rights; such amounts, which are being charged or credited to "Interest expense" and "General and administrative" for the Mistic Rights granted to the syndicating lending bank and the two senior officers, respectively, were not significant in 1995 or 1996.

      In addition to the Mistic Acquisition, the Company consummated several additional business acquisitions during 1994, 1995 and 1996 principally
restaurant   operations  and  propane   businesses  for  cash  of   $18,790,000,
$18,947,000 and $4,018,000, respectively, and the issuance of debt in 1994 of $3,763,000 and in 1996 of $1,750,000. All such acquisitions, including the Mistic acquisition, have been accounted for in accordance with the purchase method of accounting and in accordance therewith the purchase price was assigned as follows (in thousands):

                                                                      DECEMBER 31,
                                                                      ------------
                                                          1994             1995           1996
                                                          ----             ----           ----
 Current assets....................................... $     --       $    31,560     $      257
 Properties...........................................    14,803           12,641            838
 Goodwill.............................................     8,414           34,438            162
 Trademarks...........................................       --            58,100          3,950
 Other intangible assets..............................     1,711            5,373          1,107
 Other assets.........................................       351            1,128            --
 Current liabilities .................................       --           (24,790)          (358)
 Long-term debt assumed including current portion.....    (2,726)          (3,180)           --
 Other liabilities....................................       --            (4,066)          (188)
                                                       ---------      -----------     ----------
                                                       $  22,553      $   111,204     $    5,768
                                                       =========      ===========     ==========

(28)  TRANSACTIONS WITH RELATED PARTIES

     Until January 31, 1994 Triarc leased office space in Miami Beach, both for its former corporate headquarters and on behalf of its subsidiaries and former affiliates from one of the Posner Entities. Triarc gave notice to terminate the lease prior to 1994 and all remaining lease obligations subsequent to the termination were provided as facilities relocation and corporate restructuring prior to 1994. Pursuant to the Posner Settlement (see note 16), all payments due to the Posner Entities in connection with the termination of such lease were settled resulting in a reduction of "Facilities relocation and corporate restructuring" of $310,000 in 1995 (see Note 18). Such gain represented the excess of a net accrued liability for the lease termination of $12,326,000 ($13,000,000 less a security deposit of $674,000) over the fair value of the 1,011,900 shares of Class B Common Stock issued (see Note 17) of $12,016,000. In addition, the Company reversed to "Interest expense" a 1994 accrual for interest of $638,000 on the lease termination obligation.

      The Company leases aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by Messrs. Peltz and May for an annual rent as of January 1, 1994 of $2,200,000, plus annual indexed cost of living adjustments. Effective October 1, 1994 the original rent was reduced $400,000 reflecting the termination of the lease for one of the aircraft which was sold. In connection with the sale of the aircraft the Company paid $130,000 of related costs on behalf of TASCO. In connection with such lease the Company had rent expense of $2,100,000, $1,910,000 and $1,973,000 for 1994, 1995 and 1996,
respectively. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

      The Company subleased through January 31, 1996 from an affiliate of Messrs. Peltz and May approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party (subsequent thereto and through December 1996, the Company subleased the same office facility from an unaffiliated third party). In addition, the Company subleased through its expiration in September 1994 from another affiliate of Messrs. Peltz and May approximately 15,000 square feet of office space in West Palm Beach, Florida owned by an unaffiliated landlord. The aggregate amounts paid by the Company during 1994, 1995 and 1996 with respect to affiliates of Messrs. Peltz and May for such subleases, including operating expenses, but net of amounts received by the Company for sublease of a portion of such space through January 1996 (see below - $358,000, $357,000 and $30,000, respectively) were $1,620,000,
$1,350,000 and $1,100,000 respectively, which are less than the aggregate amounts such affiliates paid to the unaffiliated landlords but represent amounts the Company believes it would pay to an unaffiliated third party for similar improved office space.

      On December 20, 1994 the Company sold either the stock or operating assets of the companies comprising the cold storage operations of SEPSCO's refrigeration business segment to National Cold Storage, Inc. ("NCS"), a company formed by two then officers of SEPSCO, for cash of $6,500,000, a $3,000,000 note and the assumption by the buyer of certain liabilities of $2,750,000. Such sale, excluding any consideration of the $3,000,000 note from NCS since its collection is not reasonably assured, resulted in approximately $3,600,000 of the $9,300,000 of losses on disposition of the refrigeration business segment (see
Note 21).

      The Company had secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate, aggregating $6,664,000 which were fully reserved prior to 1994. PEC had filed for protection under the bankruptcy code and, moreover, the Company had significant doubts as to the net realizability of the underlying collateral. During the fourth quarter of 1995, the Company received $3,049,000 with respect to amounts owed from PEC representing the Company's allocated portion of the bankruptcy settlement (the "PEC Settlement").

      During 1995 the Company paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev, Inc. ("MetBev") in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. The remaining 62.5% was owned by other parties and was subject to certain vesting provisions. Upon consummation of the sale of the MetBev distribution rights (see below), Triarc's voting interest in MetBev was 44.7% principally due to the cancellation of nonvested stock. Additionally, pursuant to a revolving credit agreement between Triarc and MetBev, Triarc loaned $2,000,000 and $2,475,000 to MetBev in 1995 and 1996, respectively, which were secured by the receivables and inventories of MetBev. MetBev has incurred significant losses from its inception and had stockholders' deficits as of December 31, 1995 and 1996 of $2,524,000 and $8,943,000, respectively. In December 1996, the distribution rights of MetBev were sold to a third party and MetBev commenced the liquidation of its remaining assets and liabilities. In connection therewith, in 1995 the Company provided a reserve of $800,000 (included in "General and administrative") relating to its loans to MetBev and wrote off its $1,000,000 investment (see Note 19) and in 1996 wrote down the remaining $3,675,000 (see Note 19). Further, the Company provided $1,751,000 and $2,000,000 (included in "General and administrative") in 1995 and 1996, respectively, for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev and in 1995 a guarantee of MetBev third party accounts payable.

See also Notes 16, 17 and 18 with respect to other transactions with related parties.

(29)  BUSINESS SEGMENTS

      The Company operates in four major segments, beverages, restaurants, textiles and propane (see Note 2 for a description of each segment). The beverage segment includes the operations acquired in the Mistic Acquisition commencing August 9, 1995 (see Note 27). The textile segment represents only the chemicals and dyes business after the sale of the Textile Business (see Note
19) on April 29, 1996.

     Information concerning the various segments in which the Company operates is shown in the table below. Operating profit is total revenue less operating expenses. In computing operating profit, interest expense, general corporate expenses and non-operating income and expenses, including interest income, have not been considered. Operating profit for the restaurant segment reflects provisions in 1995 and 1996 of $14,647,000 and $64,300,000, respectively, for reductions in carrying value of long lived assets impaired or to be disposed of (see Note 3). Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents (including restricted cash), short-term investments and other non-current investments and deferred financing costs.

      No customer accounted for more than 10% of consolidated revenues in 1994, 1995 or 1996.

                                                     1994           1995            1996
                                                     ----           ----            ----
                                                               (IN THOUSANDS)
 Revenues:
      Beverages...............................$   150,750     $    214,587    $     309,142
      Restaurants.............................    223,155          272,739          288,293
      Textiles................................    536,918          547,897          218,554
      Propane.................................    151,698          148,998          173,260
                                              -----------     ------------    -------------
          Consolidated revenues...............$ 1,062,521     $  1,184,221    $     989,249
                                              ===========     ============    =============

 Operating profit:
      Beverages...............................$    14,607     $      4,662    $      17,195
      Restaurants.............................     15,542           (6,437)         (48,741)
      Textiles................................     33,955           23,544           15,190
      Propane.................................     20,378           14,516           15,586
                                              -----------     ------------    -------------
          Segment operating profit (loss).....     84,482           36,285             (770)
      Interest expense........................    (72,980)         (84,227)         (73,379)
      Non-operating income net................      4,858           12,214           84,996
      General corporate expenses..............    (15,549)          (2,296)          (6,209)
                                              -----------     ------------    -------------
          Consolidated income (loss) from
            continuing operations before
            income taxes and minority
            interests ........................$       811     $    (38,024)   $       4,638
                                              ===========     ============    =============

 Identifiable assets:
      Beverages ..............................$   190,568     $    306,349    $     304,538
      Restaurants.............................    137,943          180,734          132,296
      Textiles................................    327,793          328,726           39,243
      Propane.................................    133,321          139,025          156,192
                                              -----------     ------------    -------------
          Total identifiable assets...........    789,625          954,834          632,269
      General corporate assets................    132,542          131,132          222,135
                                              -----------     ------------    -------------
          Consolidated assets.................$   922,167     $  1,085,966    $     854,404
                                              ===========     ============    =============

 Capital expenditures:
      Beverages...............................$     1,309     $      1,656    $       1,529
      Restaurants.............................     34,875           47,444           15,584
      Textiles................................     22,965           13,097            1,715
      Propane.................................      6,599            8,966            6,973
      Corporate...............................         83               57            4,519
                                              -----------     ------------    -------------
          Consolidated capital expenditures...$    65,831     $     71,220    $      30,320
                                              ===========     ============    =============
 Depreciation and amortization of properties:
      Beverages ..............................$       772     $      1,005    $       1,480
      Restaurants.............................      9,335           12,927           13,096
      Textiles................................     13,867           15,082            5,953
      Propane.................................      9,337            9,546           10,017
      Corporate...............................        590              333              139
                                              -----------     ------------    -------------
          Consolidated depreciation and
           amortization......................
                                              $    33,901     $     38,893    $      30,685
                                              ===========     ============    =============

(30)  QUARTERLY INFORMATION (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                          MARCH 31,      JUNE 30,       SEPTEMBER 30,    DECEMBER 31,(A)
                                                          ---------      --------       -------------    ---------------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
      1995
          Revenues.......................................$   297,993   $     279,281   $    291,875     $     315,072
          Gross profit...................................     85,046          75,556         81,193            82,498
          Operating profit (loss)........................     24,741          12,279         12,713           (15,744)
          Net income (loss)..............................      6,719           1,010         (5,776)          (38,947)
          Income (loss) per share (b)....................       0.23            0.03          (0.19)            (1.30)

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                          MARCH 31,      JUNE 30,     SEPTEMBER 30, (D)  DECEMBER 31,(E)
                                                          ---------      --------     -----------------  ---------------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
      1996
          Revenues........................................$   328,893   $     246,477   $    206,447      $    207,432
          Gross profit....................................     92,970          86,948         77,800            79,422
          Operating profit (loss).........................     25,420          17,710         11,385           (61,494)
          Income (loss) before extraordinary items .......      1,785          (3,583)        47,332           (54,019)
          Extraordinary charge (Note 22)..................     (1,387)         (7,151)         3,122               --
          Net income (loss)...............................        398         (10,734)        50,454           (54,019)
          Income (loss) per share (b):
          Before extraordinary charge.....................        .06            (.12)          1.50             (1.81)
          Extraordinary items (c).........................       (.05)           (.24)           .10               --
          Net income (loss)...............................        .01            (.36)          1.60             (1.81)

      (a) The results for the three months ended December 31, 1995 were materially affected by charges of $25,308,000 or $17,347,000 net of income tax benefit of $7,961,000. Such net charges included (i) a reduction in carrying value of long-lived assets impaired or to be disposed of amounting to $14,647,000 (see Note 3), (ii) an aggregate $7,798,000 consisting of equity in losses and writedown of investments in affiliates of $5,247,000 and related provision for additional MetBev related losses of $2,551,000 (see Note 28),
(iii) facilities relocation and corporate restructuring charges of $3,010,000 (see Note 18), (iv) costs related to the settlement of a patent infringement lawsuit of $1,718,000, (v) accelerated vesting of restricted stock of $1,640,000 (see Note 17) and (vi) interest accruals related to income tax contingencies of $1,400,000 (see Note 15) less the PEC Settlement (see Note 28) and the Columbia Gas Settlement (see Note 20) aggregating $4,905,000. Additionally, the results for the three months ended December 31, 1995 include a provision for income tax contingencies of $6,100,000 (see Note 15).

      (b) The shares for income (loss) per share purposes represent the weighted average shares outstanding plus, with respect to the three months ended September 30, 1996, 2,519,000 shares for the effect of dilutive stock options. Net income for income per share purposes for such period was increased by $1,335,000 from the assumed reduction in interest expense, net of income taxes, resulting from the utilization of the proceeds from the assumed exercise of certain stock options to repurchase debt and eliminate the related interest expense. Fully diluted income (loss) per share was not applicable to any period since contingent issuances of common shares would have been antidilutive.

      (c) The results for the three months ended March 31, 1996, June 30, 1996 and September 30, 1996 include extraordinary (charges) income in connection with the early extinguishment of debt consisting of the following (in thousands):

                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                      MARCH 31,       JUNE 30,    SEPTEMBER 30,
                                                      ---------       --------    -------------

 Write-off of unamortized deferred financing costs.$      (358)   $    (5,985)      $    (4,126)
 Write-off of unamortized original issue discount..     (1,776)           --                --
 Prepayment penalties..............................        --          (5,519)             (225)
 Fees..............................................        --             --               (250)
 Discount from principal on early extinguishment...        --             --              9,237
                                                    ----------    -----------        ----------
                                                        (2,134)       (11,504)            4,636
 Income tax (provision) benefit....................        747          4,353            (1,514)
                                                    ----------    -----------        -----------
                                                    $   (1,387)   $    (7,151)       $    3,122
                                                    ===========   ===========        ==========

      (d) The results for the three months ended September 30, 1996 were materially affected by a net gain from the sale of businesses of $77,123,000 or $46,899,000 net of income tax benefit of $30,224,000. Such net gains consisted of an $83,447,000 gain on the Offering, partially offset by a $3,500,000 loss on the sale of the Textile Business and a $2,825,000 loss associated with the write-down of MetBev. See Note 19 for further discussion.

     (e) The results for the three months ended December 31, 1996 were materially affected by (i) facilities relocation and corporate restructuring charges of $7,500,000 (see Note 18) or $4,701,000 net of $2,799,000 of income tax benefit and (ii) a provision for the reduction in carrying value of long-lived assets to be disposed of amounting to $64,300,000 (see Note 3) or $39,444,000 net of $24,856,000 of income tax benefit.

(31)  SUBSEQUENT EVENT

      On March 27, 1997 Triarc announced that it has entered into a definitive agreement to acquire Snapple Beverage Corp. from The Quaker Oats Company for $300,000,000, subject to certain post-closing adjustments. The acquisition is expected to be consummated during the second quarter of 1997, subject to customary closing conditions, including antitrust clearance. Triarc will seek third party financing for a portion of the purchase price. Snapple is a producer and seller of premium beverages and had sales for the year ended December 31, 1996 of approximately $550,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                         PART III

ITEMS 10, 11, 12 AND 13.

     Items 10, 11, 12 and 13 to be furnished by amendment hereto on or prior to April 30, 1997 or Triarc will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements:

     See Index to Financial Statements (Item 8)

    2. Financial Statement Schedules:

Independent Auditors' Report


Schedule I -- Condensed Balance Sheets (Parent Company Only) -- as of December 31, 1995 and 1996; Condensed Statements of Operations (Parent Company Only) -- for the years ended December 31, 1994, 1995 and 1996; Condensed Statements of Cash Flows (Parent Company Only) -- for the years ended December 31, 1994, 1995 and 1996

Schedule II -- Valuation and  Qualifying  Accounts for the years ended December
            31, 1994, 1995 and 1996

Schedule V -- Supplemental Information Concerning Property Casualty Insurance Operations for the years ended December 31, 1994, 1995 and 1996

     All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data."

3.  Exhibits:
     Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.

     EXHIBIT
     NO.          DESCRIPTION
     -------  -----------------------------------------------------------------

      2.1-- Stock Purchase Agreement dated as of October 1, 1992 among DWG Acquisition, Victor Posner, Security Management Corp. and Victor Posner Trust No. 20, incorporated herein by reference to Exhibit 10 to Amendment No. 4 to Triarc's Current Report on Form 8-K dated October 5, 1992 (SEC file No. 1-2207).
     2.2 -- Amendment dated as of October 1, 1992 between Triarc and DWG Acquisition, incorporated herein by reference to Exhibit 11 to Amendment No. 4 to Triarc's Current Report on Form 8-K dated October 5, 1992 (SEC file No. 1-2207).
     2.3 -- Exchange Agreement dated as of October 1, 1992 between Triarc and Security Management Corp., incorporated herein by reference to
              Exhibit 12 to Amendment No. 4 to Triarc's Current Report on Form 8-K dated October 5, 1992 (SEC file No. 1-2207).
     2.4 -- Asset Purchase Agreement dated as of March 31, 1996 by and among Avondale Mills Inc., Avondale Incorporated, Graniteville Company and the Registrant incorporated herein by reference to Exhibit 2.1 to the Triarc's Current Report on Form 8-K dated April 18, 1996 (SEC file No. 1-2207).
     2.5 -- Asset Purchase Agreement dated as of August 9, 1995 among Mistic Brands, Inc., Joseph Victori Wines, Inc., Best Flavors, Inc., Nature's Own Beverage Company and Joseph Umbach, the Companies, and Joseph Umbach, incorporated herein by reference to Exhibit
              2.1 to Triarc's Quarterly Report on Form 8-K dated August 9, 1995 (SEC file No. 1-2207).
     2.6 -- Stock Purchase Agreement dated as of March 27, 1997 between The Quaker Oats Company and Triarc, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated
              March 31, 1997 (SEC file No.  1-2207).
     3.1 -- Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit B to the 1994 Proxy (SEC file No. 1-2207).
     3.2 --   By-laws of Triarc, incorporated herein by reference to Exhibit
              3.1 to Triarc's Current Report on Form 8-K dated March 31, 1997
             (SEC file No. 1-2207).
     4.1 -- Note Purchase Agreement dated as of April 23, 1993 among RCAC, Triarc, RCRB Funding, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference to Exhibit 4 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No. 1-2207).
     4.2 -- Indenture dated as of April 23, 1993 among RCAC, Royal Crown, Arby's and The Bank of New York, incorporated herein by reference to Exhibit 5 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No. 1-2207).
     4.3 -- Form of Indenture among RCAC, Royal Crown, Arby's and The Bank of New York, as Trustee, relating to the 9 3/4% Senior Secured Notes Due 2000, incorporated herein by reference to Exhibit 4.1 to RCAC's Registration Statement on Form S-1 dated May 13, 1993
              SEC file No. 33-62778).
     4.4 -- Amended and Restated Loan Agreement dated as of October 13, 1995 by and between FFCA Acquisition Corporation and Arby's Restaurant Development Corporation, incorporated herein by reference to
              Exhibit 10.1 to RC/Arby's Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (SEC file No. 0-20286).
     4.5 -- Loan Agreement dated as of October 13, 1995 by and between FFCA Acquisition Corporation and Arby's Restaurant Holding Company, incorporated herein by reference to Exhibit 10.2 to RC/Arby's Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (SEC file No. 0-20286).
     4.6 -- Credit Agreement dated as of August 9, 1995 among Mistic Brands, Inc., The Chase Manhattan Bank (National Association) as agent, and the other lenders party thereto (the "Mistic Credit Agreement"), incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 9, 1995 (SEC file No. 1-2207).
     4.7 -- Letter Agreement dated December 15, 1995 among Arby's Restaurant Holding Company, Arby's Restaurant Development Corporation and FFCA Acquisition Corporation, incorporated herein by reference to
              Exhibit 4.25 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     4.8 -- Amendment Agreement dated as of October 6, 1995 among Mistic Brands, Inc., The Chase Manhattan Bank, incorporated herein by reference to Exhibit 4.26 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     4.9 -- Second Amendment Agreement dated as of March 15, 1996 among Mistic Brands, Inc., The Chase Manhattan Bank, N.A., as agent, and the other lenders party to the Mistic Credit Agreement incorporated herein by reference to Exhibit 4.27 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     4.10 -- Third Amendment Agreement dated as of December 30, 1996 among Mistic Brands, Inc.,The Chase Manhattan Bank, N.A., as agent, and the other lenders party to the Mistic Credit Agreement, incorporated herein by reference to Exhibit 4.4 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
     4.11 -- Credit Agreement, dated as of June 26, 1996, among National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent, incorporated herein by reference to Exhibit 10.1 to Current Report of National Propane Partners, L.P. (the "Partnership") on Form 8-K dated August 13, 1996 (SEC file No. 1-11867).
     4.12 -- Note Purchase Agreement, dated as of June 26, 1996 ("Note Purchase Agreement"), among National Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated August 13, 1996 (SEC file No. 1-11867).
     4.13 -- Consent, Waiver and Amendment dated November 5, 1996 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement, incorporated herein by reference to Exhibit
              4.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
     4.14 -- Second Consent, Waiver and Amendment dated January 14, 1997 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement, incorporated herein by reference to Exhibit
              4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
     4.15 -- Credit Agreement dated as of May 16, 1996 between: CH. Patrick & Co., Inc., the Registrant, each of the lenders party thereto, Internationale Nederlanden (U.S.) Capital Corporation, as agent, and The First National Bank of Boston, as co-agent, incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
     4.16 --  Note  dated  July 2,  1996 of  Triarc,  payable  to the  order  of
              National  Propane,  L.P.,  incorporated  herein  by  reference  to
              Exhibit 10.5 to the Partnership's Current Report on
              Form 8-K dated August 13, 1996 (SEC file No.  1-11867).
     4.17 -- Loan Agreement dated as of September 5, 1996 by and between FFCA Mortgage Corporation and Arby's Restaurant Holding Company, incorporated herein by reference to Exhibit 4.1 to RC/Arby's Corporation's Current Report on Form 8-K dated November 14, 1996
             (SEC file No. 0-20286).
     4.18 -- Supplement to Loan Agreement as of June 26, 1996 among FFCA Acquisition Corporation, Arby's Restaurant Holding Company, Arby's Restaurant Development Corporation and the Registrant,
              incorporated herein by reference to Exhibit 4.2 to RC/Arby's Corporation's Current Report on Form 8-K dated November 14, 1996 (SEC file No. 0-20286).
     4.19 -- Agreement Regarding Cross Collateralization and Cross-Default Provisions as of June 26, 1996 by and among FFCA Acquisition Corporation, Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company and Arby's, Inc., incorporated herein by reference to Exhibit 4.3 to RC/Arby's Corporation's Current Report on Form 8-K dated November 14, 1996 (SEC file No. 0-020286).
     4.20 -- First Amendment dated as of March 27, 1997, to the Credit Agreement dated as of June 26, 1996, among National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent, incorporated herein by reference to
              Exhibit 10.3 to National Propane Partners, L.P.'s Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1- 11867).
     10.1 -- Employment Agreement dated as of April 24, 1993 between Donald L. Pierce and Arby's, incorporated herein by reference to Exhibit 7 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No. 1-2207).
     10.2 -- Employment Agreement dated as of April 24, 1993 among John C. Carson, Royal Crown and Triarc, incorporated herein by reference to Exhibit 8 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No. 1-2207).
     10.3 -- Employment Agreement dated as of April 24, 1993 between Ronald D. Paliughi and National Propane Corporation (the "Paliughi Employment Agreement"), incorporated herein by reference to
              Exhibit 9 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No. 1-2207).
     10.4 -- Memorandum of Understanding dated September 13, 1993 between Triarc and William Ehrman, individually and derivatively on behalf of SEPSCO, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 13, 1993 (SEC file No. 1-2207).
     10.5 -- Stipulation of Settlement of Ehrman Litigation dated as of October 18, 1993, incorporated herein by reference to Exhibit 1 to Triarc's Current Report on Form 8-K dated October 15, 1993 (SEC File No. 1-2207).
     10.6 -- Triarc's 1993 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No.
              1-2207).
     10.7 -- Form of Non-Incentive Stock Option Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
     10.8 -- Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 13 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No. 1-2207).
     10.9 -- Consulting Agreement dated as of April 23, 1993 between Triarc and Steven Posner, incorporated herein by reference to Exhibit 10.8 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file No. 1-2207).
     10.10 -- Form of New Management Services Agreement dated as of April 23, 1993 between Triarc and certain of its subsidiaries, incorporated herein by reference to Exhibit 10.11 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file No. 1-2207).
     10.11 -- Concentrate Sales Agreement dated as of January 28, 1994 between Royal Crown and Cott, -- Confidential treatment has been granted for portions of the agreement -- incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Triarc's Registration Statement
              on Form S-4 dated March 11, 1994 (SEC file No. 1-2207).
     10.12 -- Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy (SEC file No. 1-2207).
     10.13 -- Amendment No. 1, dated December 7, 1994 to the Paliughi Employment Agreement, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 29, 1995 (SEC file No. 1-2207).
     10.14 -- Settlement Agreement, dated as of January 9, 1995, among Triarc, Security Management Corp., Victor Posner Trust No. 6 and Victor Posner, incorporated herein by reference to Exhibit 99.1 to Triarc's Current Report on Form 8-K dated January 11, 1995 (SEC file No. 1-2207).
     10.15 -- Employment Agreement, dated as June 29, 1994, between Brian L. Schorr and Triarc, incorporated herein by reference to Exhibit
              10.2 to Triarc's Current Report on Form 8-K dated March 29, 1995 (SEC file No. 1-2207).
     10.16 -- Amendment No. 2, dated as of March 27, 1995, to the Paliughi Employment Agreement, incorporated herein by reference to Exhibit
              10.20 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     10.17 -- Letter Agreement, dated as of January 1, 1996 between Triarc and Leon Kalvaria incorporated herein by reference to Exhibit 10.21 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     10.18 -- Employment and SAR Agreement dated as of August 9, 1995 between Mistic Brands, Inc. and Michael Weinstein,.incorporated herein by reference to Exhibit 10.2 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     10.19 -- Employment and SAR Agreement dated as of August 9, 1995 between Mistic Brands, Inc. and Ernest J. Cavallo, incorporated herein by reference to Exhibit 10.23 to Triarc's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC file No. 1-2207).
     10.20 -- Amendment to Employment Agreement of Ronald D. Paliughi dated of June 10, 1996, incorporated herein by reference to Exhibit 10.7 to Partnership's Current Report on Form 8- K dated August 13, 1996. (SEC file No. 1-11867).
     10.21 -- Stock Purchase Agreement dated February 13, 1997 by and among Arby's Inc., Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company, Arby's Restaurant Operations Company, RTM Partners, Inc. and RTM, Inc., incorporated herein by reference to Exhibit 10.1 to RCAC's Current Report on Form 8-K dated February 20, 1997 (SEC file No. 0-20286).
     10.22 -- Purchase Agreement among the Partnership, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Janney Montgomery Scott Inc., Rauscher Pierce Refsnes, Inc..and the Robinson-Humphrey Company, Inc., incorporated herein by reference to Exhibit1.1 to the Partnership's Current Report on Form 8-K dated August 13, 1996 (SEC file No. 1-11867).
     10.23 -- Contribution and Assumption Agreement among the Partnership, National Propane, National Propane SGP, Inc. and National Sales & Service, Inc., incorporated herein by reference to Exhibit 10.4 to the Partnership's Current Report on Form 8-K dated August 13,
              1996 (SEC file No.  1-11867).
     10.24 -- Conveyance, Contribution and Assumption Agreement among the Partnership, National Propane and National Propane SGP, Inc., incorporated herein by reference to Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated August 13, 1996 (SEC file No. 1- 11867).
     10.25 -- Purchase Agreement dated November 7, 1996 between the Partnership and the buyer named therein (the "Buyer"), incorporated herein by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated November 14, 1996 (SEC file No. 1-11867).
     10.26 -- Registration Agreement dated November 7, 1996 between the Partnership and the Buyer, incorporated herein by reference to
              Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated November 14, 1996 (SEC file No. 1-11867).
     10.27-- Supply Agreement dated as of March 31, 1996 by and between Avondale Mills, Inc. and C.H. Patrick & Co., Inc. -- Confidential treatment has been granted for portions of the Supply Agreement -- is incorporated herein by reference to
              Exhibit 10 to Triarc's Current Report on Form 8-K/A dated June
              25, 1996 (SEC file No. 1-2207).
     10.28 -- Employment Agreement dated as of April 29, 1996 between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit
              10.3 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
     21.1 --  Subsidiaries of the Registrant*
     23.1 --  Consent of Deloitte & Touche LLP*
     27.1 -- Financial Data Schedule for the year ended December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.*
     99.1 -- Order of the United States District Court for the Northern District of Ohio, dated February 7, 1995, incorporated herein by reference to Exhibit 99.1 to Triarc's Current Report on Form
              8-K dated March 29, 1995 (SEC file No. 1-2207).
-----------------------
*    Filed herewith


(B) Reports on Form 8-K:

     Not applicable.



                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRIARC COMPANIES, INC.
                           (Registrant)


                           NELSON PELTZ
                           NELSON PELTZ
                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997 by the following persons on behalf of the registrant in the capacities indicated.


SIGNATURE                                                TITLES
-----------------                    -----------------------------------------

NELSON PELTZ                         Chairman and Chief Executive Officer
 ..................                   And Director (Principal Executive Officer)
  (NELSON PELTZ)

PETER W. MAY                        President and Chief Operating Officer, and
 .................                   Director (Principal Operating Officer)
  (PETER W. MAY)

JOHN L. BARNES, JR.                Senior Vice President and Chief Financial
 .................                  Officer (Principal Financial Officer)
  (JOHN L. BARNES, JR.)

FRED H. SCHAEFER                   Vice President and Chief Accounting Officer
 .................                  (Principal Accounting Officer)
  (FRED H.  SCHAEFER)

HUGH L. CAREY                      Director
 ......................
  (HUGH L. CAREY)

CLIVE CHAJET                       Director
 ............................
  (CLIVE CHAJET)

STANLEY R. JAFFE                   Director
 ..........................
  (STANLEY R. JAFFE)

JOSEPH A.  LEVATO                  Director
 .........................
  (JOSEPH A.  LEVATO)

M.L. LOWENKRON                     Director
 .........................
  (M. L. LOWENKRON)

DAVID E. SCHWAB II                Director
 ...........................
  (DAVID E. SCHWAB II)

RAYMOND S. TROUBH                 Director
 ............................
  (RAYMOND S. TROUBH)

GERALD TSAI, JR.                 Director
 ............................
  (GERALD TSAI, JR.)

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


     We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 31, 1997 (which report includes an explanatory paragraph as to a change in the method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14(A)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 31, 1997

                                                                                             SCHEDULE I


                               TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                         CONDENSED BALANCE SHEETS


                                                                                    December 31,
                                                                                    ------------
                                                                                  1995         1996
                                                                                  ----         ----
                                                                                    (In thousands)
                                  ASSETS
Current assets:
    Cash and cash equivalents ..................................................$  12,550  $ 123,535
    Restricted cash and cash equivalents........................................   23,385        376
    Short-term investments......................................................       18     51,629
    Due from subsidiaries ......................................................   29,763     32,148
    Other receivables, net......................................................    4,564        756
    Deferred income tax benefit.................................................    4,264      3,483
    Prepaid expenses and other current assets...................................      301      3,324
                                                                                ---------  ---------
       Total current assets.....................................................   74,845    215,251
                                                                                ---------  ---------
Note receivable from subsidiary ................................................   18,375     18,715
Investments in consolidated subsidiaries, at equity.............................  208,043        --
Properties, net.................................................................      186      4,558
Deferred income tax benefit.....................................................   15,964        --
Other assets ...................................................................    8,997      4,144
                                                                                ---------  ---------
                                                                                $ 326,410  $ 242,668
                                                                                =========  =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt...........................................$   5,274  $   3,000
    Accounts payable............................................................    1,456      2,598
    Due to subsidiaries.........................................................   14,515     15,596
    Accrued expenses............................................................   21,955     19,865
                                                                                ---------  ---------
       Total current liabilities................................................   43,200     41,059
                                                                                ---------  ---------
Notes payable to subsidiaries...................................................  229,300     72,350
9 1/2% promissory note payable .................................................   32,423        --
Accumulated reductions in stockholders' equity of subsidiaries in excess of
  investment (a)...............................................................       --      78,487
Deferred income taxes...........................................................      --      43,370
Other liabilities...............................................................      837        637
Commitments and contingencies
Stockholders' equity:
    Class A common stock, $.10 par value; authorized 100,000,000 shares,
      issued 27,983,805 shares..................................................    2,798      2,798
    Class B common stock, $.10 par value; authorized 25,000,000 shares,
      issued 5,997,622 shares...................................................      600        600
    Additional paid-in capital..................................................  162,020    161,170
    Accumulated deficit.........................................................  (97,923)  (111,824)
    Less Class A common stock held in treasury at cost; 4,067,380 and
      4,097,606 shares.........................................................   (45,931)   (46,273)
    Other.......................................................................     (914)       294
                                                                                ---------  ---------
       Total stockholders' equity ..............................................   20,650      6,765
                                                                                ---------  ---------
                                                                                $ 326,410  $ 242,668
                                                                                =========  =========

----------------

(a) The "Accumulated reductions in stockholders' equity of subsidiaries in excess of investment" includes all of Triarc's direct and indirect owned subsidiaries. The investment in subsidiaries has a negative balance as a result of aggregate distributions from subsidiaries and forgiveness of Triarc debt to subsidiaries in excess of the investment in the subsidiaries.

                                                                                    SCHEDULE I (CONTINUED)

                               TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                    CONDENSED STATEMENTS OF OPERATIONS



                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                          1994        1995     1996
                                                                          ----        ----     ----
                                                                    (In thousands except per share amounts)

Income and (expenses):
    Equity in net income (losses) of continuing operations of
      subsidiaries ..................................................   $ 29,610   $(26,078)  $(50,190)
    Gain on sale of businesses, net..................................        --         --      81,500
    Interest income..................................................        707        797      6,028
    Interest expense ................................................    (28,807)   (15,794)    (8,235)
    Reduction in carrying value of long-lived assets impaired or
      to be disposed of .............................................        --         --      (5,400)
    General and administrative expenses .............................     (6,660)    (2,072)    (4,449)
    Facilities relocation and corporate restructuring................     (8,800)    (2,700)    (1,000)
    Recovery of doubtful accounts from affiliates and former
      affiliates.....................................................        --       3,049        --
    Cost of a proposed acquisition not consummated...................     (5,480)       --         --
    Shareholder litigation and other expenses .......................       (500)       (24)       --
    Other income (expense) ..........................................       (199)     2,305        492
                                                                        --------   --------   --------
      Income (loss) from continuing operations before income taxes...    (20,129)   (40,517)    18,746
Benefit (provision) from income taxes ...............................     18,036      3,523    (27,231)
                                                                        --------   --------   --------
      Loss from continuing operations................................     (2,093)   (36,994)    (8,485)
Equity in losses of discontinued operations of subsidiaries .........     (3,900)       --         --
Extraordinary items..................................................        --         --       5,752
Equity in extraordinary charges of subsidiaries......................     (2,116)       --     (11,168)
                                                                        --------   --------   --------
      Net loss.......................................................     (8,109)   (36,994)   (13,901)
Preferred stock dividend requirements................................     (5,833)       --         --
                                                                        --------   --------   --------
      Net loss applicable to common stockholders ....................   $(13,942)  $(36,994)  $(13,901)
                                                                        ========   ========   ========
Loss per share:
    Continuing operations............................................   $   (.34)  $  (1.24)  $   (.28)
    Discontinued operations..........................................       (.17)       --         --
    Extraordinary charges............................................       (.09)       --        (.18)
                                                                        --------   --------   --------
      Net loss.......................................................   $   (.60)  $  (1.24)  $   (.46)
                                                                        ========   ========   ========


                                                                                                            SCHEDULE I (CONTINUED)

                                           TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                                CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                1994       1995          1996
                                                                                ----       ----          ----
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
    Net loss ...........................................................   $  (8,109)  $  (36,994)   $ (13,901)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Equity in net losses (income) of subsidiaries ...................     (23,594)      26,078       60,444
       Dividends from subsidiaries .....................................      40,000       22,721      126,059
       Gain on sale of businesses, net .................................        --           --        (81,500)
       Discount from principal on early extinguishment of debt .........        --           --         (9,237)
       Deferred income tax provision (benefit) .........................      (2,899)        (382)      36,558
       Change in due from/to subsidiaries and other affiliates including
         capitalized interest ($21,017 in 1994 and $9,569 in 1995) .....      33,034        1,332        2,203
       Other, net ......................................................       8,991        3,808       (1,576)
       Decrease (increase) in receivables ..............................        (649)      (4,715)         133
       Decrease (increase) in restricted cash ..........................        (498)        (166)         288
       Decrease (increase) in prepaid expenses and other current
         assets ........................................................       2,399         (214)         (23)
       Increase (decrease) in accounts payable and accrued
         expenses ......................................................     (18,249)       4,522       20,901
                                                                           ---------    ---------    ---------
            Net cash provided by operating activities ..................      30,426       15,990      140,349
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
    Cost of short-term investments purchased ...........................        --           --        (61,381)
    Proceeds from short-term investments sold ..........................        --           --         11,244
    Loans to subsidiaries, net of repayments ...........................        --        (18,375)        (340)
    Business acquisitions ..............................................        --        (29,240)        --
    Capital expenditures ...............................................         (83)         (57)      (4,519)
    Investment in an affiliate .........................................        --         (5,340)        --
    Capital contributed to a subsidiary ................................        --         (8,865)        --
                                                                           ---------    ---------    ---------
            Net cash used in investing activities ......................         (83)     (61,877)     (54,996)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
    Repayments of long-term debt .......................................        --           --        (27,250)
    Borrowings from subsidiaries, net of repayments ....................        --         45,900       30,600
    Cash restricted for debt repayment paid by subsidiary in 1996.......        --        (22,721)      22,721
    Purchases of common shares in open market tranactions ..............        (344)      (1,170)        (496)
    Payment of preferred dividends .....................................      (5,833)        --           --
    Other ..............................................................        --            (56)          57
                                                                           ---------    ---------    ---------
             Net cash provided by (used in) financing activities .......      (6,177)      21,953       25,632
                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................      24,166      (23,934)     110,985
Cash and cash equivalents at beginning of period .......................      12,318       36,484       12,550
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period .............................   $  36,484    $  12,550    $ 123,535
                                                                           =========    =========    =========

                                                                                                                       SCHEDULE II
                                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS


                                                                       Additions
                                               Balance at   Charged to     Charged to        Deductions     Balance at
                                               Beginning    Costs and       Other               from          End of
             Description                       of Period     Expenses      Accounts           Reserves        Period
             -----------                       ---------     --------      --------           --------        ------
                                                                            (IN THOUSANDS)
Year ended December 31, 1994:
   Receivables - allowance for doubtful
     accounts:
        Trade ...............................  $   6,969     $   1,021      $     111 (1)   $(2,711)(2)  $     5,390
                                               =========     =========      =========       =======      ===========
   Insurance loss reserves...................  $  13,511     $     --       $     --        $(2,684)(3)  $    10,827
                                               =========     =========      =========       =======      ===========

Year ended December 31, 1995:
   Receivables - allowance for doubtful
      accounts:
        Trade................................  $   5,390     $   3,267      $     327 (1)   $(2,840)(2)  $    6,144
        Affiliate............................        --          1,351            --            --            1,351
                                               ---------     ---------      ---------       -------      ----------
           Total.............................  $   5,390     $   4,618      $     327       $(2,840)     $    7,495
                                               =========     =========      =========       =======      ==========
   Insurance loss reserves...................  $  10,827     $     110      $     --        $(1,539)(3)  $    9,398
                                               =========     =========      =========       =======      ==========

Year ended December 31, 1996:
   Receivables - allowance for doubtful
      accounts:
        Trade ...............................  $   6,144     $   4,104      $     331 (1)   $ (5,933)(4)  $    4,646
        Affiliate............................      1,351         5,675            --          (4,475)(2)       2,551
                                               ---------     ---------      ---------       --------      ----------
           Total.............................  $   7,495     $   9,779      $     331       $(10,408)     $    7,197
                                               =========     =========      =========       ========      ==========
   Insurance loss reserves...................  $   9,398     $     763      $     --        $   (333)(3)  $    9,828
                                               =========     =========      =========       ========      ==========


(1)  Recoveries of accounts previously determined to be uncollectible.
(2)  Accounts determined to be uncollectible.
(3)  Payment of claims and/or reclassification to "Accounts payable".
(4) Consists of $4,125,000 attributable to the sale of the Textile Business (see Note 19 to the consolidated financial statements included elsewhere herein) and $1,808,000 of accounts determined to be uncollectible.




                                                                                                                        SCHEDULE V
                                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                       SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                                                       INSURANCE OPERATIONS


                                                                        CLAIMS AND CLAIM
                                RESERVES                                   ADJUSTMENT
                               FOR UNPAID                               EXPENSES INCURRED         PAID
                               CLAIMS AND                                   RELATED TO          CLAIMS AND
                                  CLAIM                     NET             ----------            CLAIM
                               ADJUSTMENT      EARNED    INVESTMENT    CURRENT       PRIOR      ADJUSTMENT    PREMIUMS
AFFILIATION WITH REGISTRANT    EXPENSES (1)   PREMIUMS    INCOME         YEAR        YEARS       EXPENSES      WRITTEN
---------------------------    ------------   --------    ------         ----        -----       --------      -------
                                                            (IN THOUSANDS)

Consolidated property-casualty
 entities:

   Year ended
     December 31, 1994.........$  10,827    $    120    $     529     $     48     $     386    $   2,880    $     120
                               =========    ========    =========     ========     =========    =========    =========

   Year ended
     December 31, 1995.........$   9,398    $    --     $     486     $     34     $     530    $   1,540    $     --
                               =========    ========    =========     ========     =========    =========    =========

   Year ended
     December 31, 1996.........$   9,828    $    --     $     505     $     48     $     715    $     333    $     --
                               =========    ========    =========     ========     =========    =========    =========



(1) Does not include claims losses of $1,610,000, $1,343,000 and $835,000 at December 31, 1994, 1995, and 1996 respectively, which have been classified as "Accounts payable".

                                               EXHIBIT 21.1

         TRIARC COMPANIES, INC.  AND SUBSIDIARIES
              SUBSIDIARIES OF THE REGISTRANT
                      MARCH 31, 1997



     The subsidiaries of Triarc Companies, Inc., their respective states or jurisdictions of organization and the names under which such subsidiaries do business are as follows:

                                                          STATE OR JURISDICTION
                                                          UNDER WHICH ORGANIZED

National Propane Corporation*....................................       Delaware
    National Propane SGP, Inc....................................       Delaware
        National Propane Partners, L.P.**........................       Delaware
           National Propane, L.P.**..............................       Delaware
               National Sales & Service, Inc.....................       Delaware
               Carib Gas Corporation of St. Croix (formerly
                 LP Gas Corporation of St. Croix)................       Delaware
               Carib Gas Corporation of St. Thomas (formerly
                 LP Gas Corporation of St.Thomas)................       Delaware
NPC Leasing Corp.................................................       New York
Citrus Acquisition Corporation...................................       Florida
    Adams Packing Association, Inc. (formerly New
        Adams, Inc.).............................................       Delaware
    Groves Company, Inc. (formerly New Texsun, Inc.).............       Delaware
Home Furnishing Acquisition Corporation..........................       Delaware
    1725 Contra Costa Property, Inc. (formerly Couroc
        of Monterey, Inc.).......................................       Delaware
    Hoyne Industries, Inc. (formerly New Hoyne, Inc.)............       Delaware
    Hoyne Industries of Canada Limited...........................       Canada
    Hoyne International (U.K.), Inc..............................       Delaware
GS Holdings, Inc.................................................       Delaware
    GVT Holdings, Inc.***........................................       Delaware
        TXL Corp. ............................................... South Carolina
        TXL International Sales, Inc............................. South Carolina
        GTXL, Inc................................................       Delaware
        TXL Holdings, Inc........................................       Delaware
           C.H. Patrick & Co., Inc............................... South Carolina
    Southeastern Public Service Company..........................       Delaware
           Crystal Ice & Cold Storage, Inc.......................       Delaware
           Southeastern Gas Company..............................       Delaware
               Geotech Engineers, Inc............................  West Virginia
Triarc Holdings 1, Inc...........................................       Delaware
Triarc Holdings 2, Inc...........................................       Delaware
Triarc Development Corporation...................................       Delaware
Triarc Acquisition Corporation...................................       Delaware
Mistic Brands, Inc...............................................       Delaware

                           TRIARC COMPANIES, INC.  AND SUBSIDIARIES
                                SUBSIDIARIES OF THE REGISTRANT
                                        MARCH 31, 1997

                                                          STATE OR JURISDICTION
                                                          UNDER WHICH ORGANIZED


CFC Holdings Corp.****...........................................       Florida
    Chesapeake Insurance Company Limited*****....................       Bermuda
    RC/Arby's Corporation (formerly Royal Crown
    Corporation).................................................       Delaware
        RCAC Asset Management, Inc...............................       Delaware
        Arby's, Inc..............................................       Delaware
           Arby's Building and Construction Co...................       Georgia
           Arby's Canada Inc.....................................       Canada
           Daddy-O's Express, Inc................................       Georgia
           Arby's (Hong Kong) Limited............................      Hong Kong
           Arby's De Mexico S.A. de CV...........................       Mexico
               Arby's Immobiliara................................       Mexico
               Arby's Servicios..................................       Mexico
           TJ Holding Company, Inc...............................       Delaware
        Arby's Restaurants, Limited.............................. United Kingdom
        Arby's Limited........................................... United Kingdom
        Arby's Restaurant Construction Company...................       Delaware
        Arby's Restaurant Development Corporation................       Delaware
        Arby's Restaurant Holding Company........................       Delaware
        Arby's Restaurants, Inc..................................       Delaware
        Arby's Restaurant Operations Company.....................       Delaware
        RC-8, Inc. (formerly Tyndale, Inc.)......................       Indiana
        RC-11, Inc. (formerly National Picture &
          Frame Co.).............................................    Mississippi
        Promociones Corona Real, S.A. de C.V.....................       Mexico
        RC Leasing, Inc..........................................       Delaware
        Royal Crown Nederland B.V................................     Netherland
        RC Cola Canada Limited (formerly Nehi Canada
          Limited)...............................................       Canada
        Royal Crown Bottling Company of Texas (formerly
        Royal Crown Bottlers of Texas, Inc.).....................       Delaware
        Royal Crown Company, Inc. (formerly Royal Crown
          Cola Co.)..............................................       Delaware
           RC Services Limited******.............................       Ireland
           Retailer Concentrate Products, Inc....................       Florida
           TriBev Corporation....................................       Delaware

-------------
  * 24.3% owned by Southeastern Public Service Company and 75.7% owned by Triarc Companies, Inc.
 ** National Propane Corporation is the managing general partner of both partnerships and holds a combined 2%. unsubordinated general partner interest therein and a 38.7% subordinated general partner interest in National Propane Partners, L.P. National Propane SGP, Inc. is the special general partner of both partnerships and holds a combined 2% unsubordinated general partner interest therein. The public owns a 57.3% limited partner interest in National Propane Partners, L.P. National Propane Partners, L.P. is the sole limited partner of National Propane, L.P.
*** 50% owned by GS Holdings, Inc. and 50% owned by Southeastern Public Service Company.
**** 94.6% owned by Triarc Companies, Inc. and 5.4% owned by Southeastern Public Service Company.
***** Common Stock 100% owned by CFC Holdings; Preferred Stock is owned 38.5% by RC/Arby's Corporation, 23% by Southeastern Public Service Company and 38.5% by TXL Corp.
****** 99% owned by Royal Crown Company, Inc. and 1% owned by RC/Arby's
       Corporation.

                                  EXHIBIT 23.1




                   INDEPENDENT AUDITORS' CONSENT




      We consent to the incorporation by reference in Registration Statement No. 33-60551 of Triarc Companies, Inc. on Form S-8 of our reports dated March 31, 1997 (which express an unqualified opinion and includes an explanatory paragraph as to a change in the method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of), appearing in this Annual Report on Form 10-K of Triarc Companies, Inc. for the year ended December 31, 1996.




DELOITTE & TOUCHE LLP


New York, New York
March 31, 1997