Form 10-K/A
period 1996-12-31
TRIARC COMPANIES INC
filed 1997-04-30
CIK 30697

------------------------------------------------------------------------------



                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                        FORM 10-K/A
                                     (AMENDMENT NO. 1)
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

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

                                  TRIARC COMPANIES, INC.

                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ------------------------

            DELAWARE                            38-0471180
      (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

      280 PARK AVENUE
      NEW YORK, NEW YORK                        10017
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 451-3000
                                 ------------------------
                SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------------------------------------------------------------
      CLASS A COMMON STOCK, $.10 PAR VALUE      NEW YORK STOCK EXCHANGE

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

------------------------------------------------------------------------------


------------------------------------------------------------------------------

                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  IDENTIFICATION OF DIRECTORS

      Certain information regarding each current director of Triarc Companies, Inc. (the "Company" or "Triarc"), including his principal occupation during the past five years and current directorships, is set forth below. Unless otherwise indicated, all directors have had the indicated principal occupations for the past five years.

                       BUSINESS EXPERIENCE DURING PAST
NAME OF DIRECTOR       FIVE YEARS, AGE AND OTHER INFORMATION
-----------------------------------------------------------------------------
Nelson Peltz......Mr.  Peltz has been a  director  and  Chairman  and
                  Chief Executive Officer of the Company since April 23, 1993. Since then, he has also been a director and Chairman of the Board and Chief Executive Officer of certain of the Company's subsidiaries, including RC/Arby's Corporation, formerly known as Royal Crown Corporation ("RCAC") and a director of National Propane Corporation ("NPC"), the managing general partner of National Propane Partners, L.P. (the "Partnership"), a distributor of liquefied petroleum gas. Since April, 1997 Mr. Peltz has also served as Chairman of the Board of NPC. He is also a general partner of DWG Acquisition Group, L.P. ("DWG Acquisition"), whose principal business is ownership of securities of the Company. From its formation in January 1989 until April 23, 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership ("Trian"), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. ("Triangle"), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. From November 1989 through May 1992, Mr. Peltz was a director of Mountleigh Group plc, a British property trading and retailing company ("Mountleigh"). He served various executive capacities, including Executive Chairman, of Mountleigh from November 1989 until October 1991. Mr. Peltz is 54 years of age.

Peter W.  May......Mr.  May has been a director  and  President  and
                  Chief Operating Officer of the Company since April 23, 1993. Since then, he has also been a director and President and Chief Operating Officer of certain of the Company's subsidiaries, including RCAC and a director of NPC. Since April, 1997, Mr. May has also served as Vice Chairman of NPC. He is also a general partner of DWG Acquisition. From its formation in January 1989 until April 23, 1993, Mr. May was President and Chief Operating Officer of Trian. He was
                  President and Chief Operating Officer and a director of Triangle from 1983 until December 1988. From November 1989 through May 1992, Mr. May was a director of Mountleigh and served as Joint Managing Director of Mountleigh from November 1989 until October 1991. Mr. May is 54 years of age.

Hugh L. Carey.....Mr. Carey has been a director of the Company since June 9,
                  1994. He was an Executive Vice President of W.R. Grace & Co. ("Grace") from 1987 to December 31, 1995. From 1993 to December 31, 1995, he served Grace as director of its Government Relations Division, and from 1987 until 1993, he ran Grace's office of environmental policy. Mr. Carey was the Governor of the State of New York from 1975 until 1983 and a member of Congress from 1960 until 1975. From 1991 until 1993, he was Chairman of the National Institute of Former Governors. Mr. Carey is also a director of China Trust Bank and PhyMatrix, Inc.; of Counsel to Whitman Breed Abbott & Morgan and Chairman of the Board of Advisors to Cambridge Partners, L.L.C. Mr. Carey is 78 years of age.

Clive Chajet......Mr. Chajet has been a director of the Company since June 9,
                  1994. He has been Chairman of Chajet Consultancy, L.L.C., a consulting firm specializing in identity and image management, since January, 1997. Prior thereto, Mr. Chajet was Chairman of Lippincott & Margulies Inc., also a consulting firm specializing in identity and image management, from 1983 to January, 1997. Mr. Chajet is 60 years of age.

Stanley R. Jaffe..Mr. Jaffe has been a director of the Company since June 9,
                  1994. Mr. Jaffe is a motion picture producer and owner of Jaffilms, LLC. From 1991 until 1994, Mr. Jaffe was President and Chief Operating Officer and a Director of Paramount Communications Inc., a motion picture and entertainment company. From prior to 1988 until 1991, Mr. Jaffe was principal partner in Jaffe/Lansing Productions, an independent motion picture production company. Mr. Jaffe is 56 years of age.

Joseph A. Levato..Mr. Levato has been a director of the Company since
                  June 6, 1996. Mr. Levato served as Executive Vice President and Chief Financial Officer of Triarc from April 24, 1993 to August, 1996. He also served as Executive Vice President and Chief Financial Officer of certain of Triarc's subsidiaries, including RCAC, from April 24, 1993 to August, 1996. Prior to April 1993, he was Senior Vice President and Chief Financial Officer of Trian from January 1992 until April 24, 1993. From 1984 to January 1989, he served as Senior Vice President and Chief Financial Officer of Triangle. Mr. Levato is 56 years of age.

M. L. Lowenkron...Mr. Lowenkron has been a director of the Company since June 9,
                  1994. He served as the President and Chief Executive Officer of G. Heileman Brewing Company ("Heileman") from January 9, 1995 until June 30, 1996. From 1983 until October 1991, Mr. Lowenkron was President and Chief Executive Officer of A&W

                  Brands, Inc. ("A&W"), a manufacturer of soft drink concentrates, and he served as Chairman of the Board and Chief Executive Officer of A&W from 1991 until October 1993.
                  Mr. Lowenkron is a director of Hat Brands, Inc., DePuy, Inc., International Home Foods, Inc. and The National Easter Seals Society. Mr. Lowenkron is 65 years of age.

David E. Schwab II  Mr. Schwab has been a director of the Company since October
                    1994. Mr. Schwab has been a partner of Schwab Goldberg Price & Dannay, a law firm, for more than five years. Mr. Schwab also serves as Chairman of the Board of Trustees of Bard College. Mr Schwab is 65 years of age.

Raymond S. Troubh   Mr. Troubh has been a director of the Company since June 9,
                    1994. He has been a financial consultant since prior to 1989. Mr. Troubh is a director of ADT Limited, America West
                    Airlines, Inc., Applied Power, Inc., ARIAD Pharmaceuticals,
                    Inc., Becton, Dickinson & Co., Benson Eyecare Corporation,
                    Diamond Offshore Drilling, Inc., Foundation Health
                    Corporation, General American Investors Company, Manville
                    Corporation, Olsten Corporation, Petrie Stores Corporation,
                    Time Warner Inc., and WHX Corporation. Mr. Troubh is 70 years of age.

Gerald Tsai, Jr...Mr. Tsai has been a director of the Company since October
                  1993. Since February 1993, he has been Chairman of the Board, President and Chief Executive Officer of Delta Life Corporation, a life insurance and annuity company with which Mr. Tsai became associated in 1992. Mr. Tsai also serves as a director of Rite Aid Corporation, Sequa Corporation, Zenith National Insurance Corporation and Proffitt's, Inc. He is a trustee of Meditrust, Boston University and New York University Medical Center. Mr. Tsai is 68 years of age.

(B)  IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of Triarc, all of whom (other than John C. Carson, who is a British citizen) are U.S. citizens.

     NAME            AGE               POSITIONS
-------------------------------------------------------------------------------
Nelson Peltz         54    Director; Chairman and Chief Executive Officer

Peter W. May         54    Director; President and Chief Operating Officer

Michael Weinstein    48    Chief Executive Officer of the Triarc Beverage Group

John C. Carson       51    Chairman of the Triarc Beverage Group

Roland C. Smith      42    President of the Triarc Restaurant Group

Ronald D. Paliughi   53    President and Chief Executive Officer of National

                           Propane Corporation

Brian L. Schorr      38    Executive Vice President, General Counsel, and
                           Assistant Secretary

John L. Barnes, Jr   49    Senior Vice President and Chief Financial Officer

John L. Cohlan       40    Senior Vice President -- Corporate Finance

Eric D. Kogan        33    Senior Vice President -- Corporate Development

Francis T. McCarron  40    Senior Vice President -- Taxes

Martin M. Shea       53    Senior Vice President -- Corporate Communications

Stuart I. Rosen      37    Vice President and Associate General Counsel, and
                           Secretary

Fred H. Schaefer     52    Vice President and Chief Accounting Officer

     Set forth below is certain additional information concerning the persons listed above (other than Messrs. Peltz and May, for whom such information has been provided under "Identification of Directors" above).

     Michael Weinstein has served as Chief Executive Officer of the Triarc Beverage Group and Royal Crown since October, 1996. Mr. Weinstein has also served as Chief Executive Officer of Mistic Brands, Inc. ("Mistic") since August 9, 1995, when Mistic was acquired by Triarc. Prior to August 1995, he was president of Liquid Logic, a private beverage consulting business he founded in 1994. From 1981 until the end of 1993, he served in various executive capacities at A&W Brands, Inc. lastly as President/Chief Operating Officer. From 1978 to 1981, he was a Vice President at Kenyon & Eckhardt Advertising. He began his career at Pepsi-Cola Company, where he held various sales and marketing positions from 1972 to 1978.

     John C. Carson has been Chairman of the Triarc Beverage Group since October, 1996. Prior thereto, he had served as President and Chief Executive Officer of Royal Crown Company, Inc. from April 24, 1993 to October, 1996. Prior to April, 1993, Mr. Carson was President of Cadbury Beverages, North America, a subsidiary of Cadbury Schwepps, PLC, where he was also a member of Cadbury Beverages Global Board. Mr. Carson was President of Schwepps N.A. from 1984 to 1988, vice president of sales and marketing of Schwepps Bottling U.K. and Cadbury U.K. from 1964 to 1981.

     Roland C. Smith has been President of the Triarc Restaurant Group (Arby's, Inc.) since February, 1997. Prior thereto, Mr. Smith had served in various positions at Arby's, Inc. since July 1994 (last serving as Senior Vice President and General Manager of Arby's, Inc. since August 1996). From January 1992 to July 1994, Mr. Smith served in various positions at KFC International, last serving as General Manager - Western Canada.

     Ronald D. Paliughi has been President and Chief Executive Officer of NPC, the managing general partner of the Partnership, since April 24, 1993. He was engaged in private research and consulting services from 1992 until April 1993. During 1991, he served as a United States Army Officer in Operation Desert Storm. From 1987 to 1990, Mr. Paliughi was Senior Vice President -- Western Operations of AP Propane (AmeriGas), one of the largest liquefied petroleum gas companies in the United States and a subsidiary of UGI Corporation. During 1986, Mr. Paliughi was director of retail operations of CalGas Corporation, a division of Dillingham Corporation, a liquefied petroleum gas company, and for more than 14 years prior thereto, he held various positions with Vangas, Inc., last serving as Senior Vice President -- General Manager.

     Brian L. Schorr has been Executive Vice President and General Counsel of Triarc and certain of its subsidiaries since June 29, 1994. Prior thereto, Mr. Schorr was a partner of Paul, Weiss, Rifkind, Wharton & Garrison, a law firm which he joined in 1982 and subsequent thereto through April 1995 he was Of Counsel to that firm in connection with limited liability company and limited liability partnership matters. That firm provides legal services to Triarc and its subsidiaries.

     John L. Barnes, Jr. has been Senior Vice President and Chief Financial Officer of Triarc since August, 1996 and was Senior Vice President of Triarc from April 1996 to August 1996. Prior thereto, Mr. Barnes had served as Executive Vice President and Chief Financial Officer of Graniteville Company (which was sold by the Company in April, 1996) for more than five years.

     John L. Cohlan has been Senior Vice President -- Corporate Finance of Triarc since January 1994. He has also been Senior Vice President -- Corporate Finance of certain of Triarc's subsidiaries, including RCAC, since January 1994. Prior thereto, he had served as Senior Vice President -- Corporate Development of Triarc and such subsidiaries since April 24, 1993. Before joining Triarc, he was a Senior Vice President of Trian from July 1992 until April 24, 1993. From January 1992 until May 1992, Mr. Cohlan was associated with Mountleigh. From 1989 until 1991, he was a principal of The Palmer Group, Inc., a firm specializing in corporate restructurings, particularly in the hotel industry.

     Eric D. Kogan has been Senior Vice President -- Corporate Development of Triarc since March 1995. Prior thereto, he was Vice President -- Corporate Development of Triarc since April 24, 1993. Before joining Triarc, Mr. Kogan was a Vice President of Trian Group, L.P. from September 1991 to April 1993 and an associate in the mergers and acquisitions group of Farley Industries, an industrial holding company, from 1989 to August 1991.

     Francis T. McCarron has been Senior Vice President -- Taxes of Triarc since April 24, 1993. He has also been Senior Vice President -- Taxes of certain of Triarc's subsidiaries, including RCAC, since April 24, 1993. Prior thereto, he was Vice President -- Taxes of Trian from its formation in January 1989 until April 24, 1993. He joined Triangle in February 1987 and served as Director of Tax Planning & Research until January 1989.

     Martin M. Shea has been Senior Vice President -- Corporate Communications of Triarc from July 1994 through May 1995 and from November 1995 to the present. From June 1995 through October 1995, he served as Managing Director at Edelman Worldwide. Prior to July 1994, he served in various capacities in the investor relations department of Paramount Communications Inc. since 1977, including Vice President -- Investor Relations since 1992 and Assistant Vice President -- Investor Relations from 1983 to 1992.

     Stuart I. Rosen has been Vice President and Associate General Counsel, and Secretary of Triarc and certain of its subsidiaries since August 1, 1994. Prior thereto, he was associated with Paul, Weiss, Rifkind, Wharton & Garrison since 1985.

     Fred H. Schaefer has been Vice President and Chief Accounting Officer of Triarc since April 24, 1993. He has also been Vice President and Chief Accounting Officer of certain of Triarc's subsidiaries, including RCAC, since April 24, 1993. Prior thereto, he was Vice President and Chief Accounting Officer of Trian from its formation in January 1989 until April 24, 1993. Mr. Schaefer joined Triangle in 1980 and served in various capacities in the accounting department, including Vice President -- Financial Reporting, until January 1989.

     The term of office of each executive officer is until the organizational meeting of the Triarc Board following the next annual meeting of Triarc stockholders and until his successor is elected and qualified or until his prior death, resignation or removal.

(C)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

      Not applicable.

(D)  FAMILY RELATIONSHIPS

      Not applicable

(E)  BUSINESS EXPERIENCE

      The business experience of the executive officers who are also directors of the Company is set forth in "Item 10(a) - Identification of Directors" and the business experience of those executive officers who are not also directors of the Company is set forth under "Item 10(b)--Identification of Executive Officers." The directorships held by each director of the Company in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, is set forth in Item 10(a). The information set forth in such Items 10(a) and 10(b) is hereby incorporated herein in its entirety by reference.

(F)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      To the best of the Company's knowledge, no current director or executive officer of the Company has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Securities and Exchange Commission.

(G)  PROMOTERS AND CONTROL PERSONS

      Not applicable.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Triarc's directors, executive officers, and persons who own more than ten percent of Triarc's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Directors, executive officers and greater than ten percent stockholders are required by the SEC regulations to furnish Triarc with copies of all Forms 3, 4 and 5 they file.

      Based solely on Triarc's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5s were required for these persons, Triarc believes that all its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to

Fiscal 1996 except for the following inadvertent omission: Mr. Smith did not file his initial ownership report on a timely basis. When this inadvertent omission was discovered, Mr. Smith promptly filed the appropriate report.

ITEM 11.  EXECUTIVE COMPENSATION

INTRODUCTION TO SUMMARY COMPENSATION TABLE

      The Summary Compensation Table sets forth salary of, cash bonus awards as well as non-cash awards granted under the Company's 1993 Equity Participation Plan (the "Equity Participation Plan") with respect to the year ended December 31, 1994, the year ended December 31, 1995 and the year ended December 31, 1996 to Triarc's Chairman and Chief Executive Officer, President and Chief Operating Officer and to three of the other executive officers of Triarc who constituted Triarc's most highly compensated executive officers during 1996.

      Messrs. Peltz and May serve as directors and officers of Triarc and several of its subsidiaries, and Messrs. Schorr, Cohlan and Kogan serve as officers of Triarc and several of its subsidiaries. All compensation set forth in the Summary Compensation Table for Messrs. Peltz, May, Schorr, Cohlan and Kogan was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries. All non-cash awards granted to any Named Officer were made by Triarc. Additional information with respect to the compensation arrangements for the Chairman and Chief Executive Officer and the Named Officers is set forth below under "Certain Employment Arrangements with Executive Officers."

                          SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                    --------------------------------------------
                                                                 OTHER ANNUAL
NAME AND PRINCIPAL POSITION       PERIOD  SALARY($) BONUS($)    COMPENSATION($)
--------------------------------  ------- --------  ----------- ---------------

Nelson Peltz ..................    1996      1      2,000,000(1)   339,490 (12)
 Chairman and Chief Executive      1995      1              --     839,923  (9)
 Officer of Triarc                 1994      1              --     913,406  (4)

Peter W. May .................     1996      1      1,000,000(1)   164,469 (13)
 President and Chief Operating     1995      1              --      53,310 (10)
 Officer of Triarc                 1994      1              --      97,019  (5)

Brian L. Schorr ...............    1996   312,500     450,000(8)            (6)
 Executive Vice President and      1995   312,500       275,000             (6)
 General Counsel of Triarc         1994   237,404    538,000(11)            (6)

John L. Cohlan ...............     1996   250,000     575,000(8)            (6)
 Senior Vice President --          1995   250,000       265,000             (6)
 Corporate Finance of Triarc       1994   250,000       300,000             (6)

Eric D. Kogan.................     1996   250,000    450,000(8)             (6)
 Senior Vice President --          1995   100,000       300,000             (6)
 Corporate Development of Triarc   1994   100,000       300,000             (6)

                                                   LONG TERM COMPENSATION
                                   --------------------------------------------
                                   AWARDS              PAYOUTS
                                  ----------------     -------
                          RESTRICTED  SECURITIES
                          STOCK       UNDERLYING       LTIP
NAME AND                  AWARDS(S)   OPTIONS/SARS     PAYOUTS   ALL OTHER
PRINCIPAL POSITION        ($)(3)      (#)(3)           ($)(3)    COMPENSATION($)
--------------------      ----------  ------------     -------   --------------

Nelson Peltz.........            --      175,000           --             --
 Chairman and Chief              --      150,000           --             --
 Executive Officer               --    2,340,000 (2)       --             --
 of Triarc

Peter W. May ........            --      125,000           --             --
 President and Chief             --      100,000           --             --
 Operating Officer               --    1,560,000 (2)       --             --
 of Triarc

Brian L. Schorr .....            --      120,000        57,500         7,115(7)
 Executive Vice President        --       30,000           --          4,188(7)
 and General Counsel         78,750       95,000           --             --
 of Triarc

John L. Cohlan ......            --       50,000       143,750         5,250(14)
 Senior Vice President --        --       25,000           --          5,250(14)
 Corporate Finance of Triarc     --       18,000           --          3,710(14)

Eric D. Kogan........            --      120,000        69,000         5,250(14)
 Senior Vice President --        --       30,000           --          4,067(14)
 Corporate Development of Triarc --       14,000           --          3,375(14)

---------
 (1) Represents special bonuses paid to Messrs. Peltz and May in connection with the completion of certain transactions. One-half of Mr. Peltz' bonus was paid in August 1996 and one-half was paid in March 1997.

 (2) Of these amounts, options to acquire 2,100,000 and 1,400,000 shares of Class A Common Stock, respectively, for Messrs. Peltz and May are performance based stock options granted to Messrs. Peltz and May in lieu of base salary, annual performance bonus and long-term compensation for a six-year period commencing April 1993. See "Certain Employment Arrangements with Executive Officers -- Nelson Peltz and Peter W. May" below.

 (3) All restricted stock awards and stock option grants were made pursuant to the Equity Participation Plan. The restricted stock awards are described under " -- Employment Arrangements with Executive Officers -- 1993 Equity Participation Plan" below. The value of the restricted stock awards is based upon the closing price of Class A Common Stock on the New York Stock Exchange ("NYSE") on the date of grant. Based upon the closing price of Class A Common Stock on the NYSE on December 31, 1996 (the last trading day of 1996) of $11.50, the number and value (the "LTIP Payout" amount set forth in the Summary Compensation Table) of the aggregate restricted stock holdings of the Named Officers were as follows: Mr. Schorr--5,000 shares with a value of $57,500; Mr. Cohlan--12,500 shares with a value of $143,750; and Mr. Kogan--6,000 shares with a value of $69,000. On January 16, 1996, the restrictions on all previously granted restricted stock awards lapsed.

      Holders of restricted shares are entitled to receive any dividends attributable to such shares. The exercise price of each option granted in respect of 1996 (which were granted on March 20, 1997), is $12.54 (85% of the closing price of Triarc's Class A Common Stock on the date of grant). Such options vest one-third per year on each of the first, second and third anniversaries of the date of grant and will expire on the tenth anniversary of the date of grant.

 (4) Includes relocation costs of $736,872 and $176,534 for charges relating to use of corporate aircraft.

 (5)  Represents charges relating to use of corporate aircraft.

 (6) Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

 (7) Includes $3,128 contributed to 401(k) plan by Triarc on behalf of Mr. Schorr in each of 1995 and 1996 and $1,060 and $3,987 of other compensation paid by Triarc in an amount equal to premiums for term life insurance in 1995 and 1996, respectively.

 (8) Includes special bonuses paid to each of Messrs. Schorr, Cohlan and Kogan in connection with the completion of certain transactions. In March 1997, Messrs. Schorr and Kogan chose to receive additional stock options instead of cash bonuses that might otherwise have been granted to them. Such stock options are included under the heading "Long Term Compensation - Securities Underlying Options/SARs."

(9) Includes relocation costs of $785,000 and fees paid by Triarc on behalf of Mr. Peltz for tax and financial planning services.

(10) Includes fees of $40,000 paid by Triarc on behalf of Mr. May for tax and financial planning services.

(11) Includes one-time sign-on bonus consisting of $250,000 in cash and 5,000 shares of restricted stock and an additional $38,000 to reimburse Mr. Schorr for certain costs incurred in connection with his leaving his previous position.

(12)  Includes charges of $225,668 relating to use of corporate aircraft.

(13)  Includes charges of $98,729 relating to use of corporate aircraft.

(14) Represents amounts contributed to 401(k) plan by Triarc on behalf of the Named Officer.

COMPENSATION OF DIRECTORS

      Each non-management director of the Company receives an annual retainer of $25,000 for serving on the Board. In addition, each non-management director of the Company also receives $1,000 for each meeting of the Board or of a Committee of the Board attended by him. At the option of each non-management director, these fees may be paid in shares of Class A Common Stock rather than in cash. See "Certain Executive Compensation -- Employment Arrangements with Executive Officers" below for certain information relating to compensation of the Company's management directors.

      In addition, pursuant to the Equity Participation Plan, each director of the Company who is not also an employee of the Company or any subsidiary receives options to purchase 15,000 shares of Class A Common Stock on the date of his initial election or appointment to the Board of Directors and, in connection therewith, tandem stock appreciation rights ("SARs") for the same number of shares. On the date of each subsequent annual meeting of stockholders of the Company at which a director is reelected, such director will receive options to purchase 3,000 shares of Class A Common Stock and, in connection therewith, SARs for the same number of shares.

      For information concerning certain fees paid to certain former directors of Triarc and related matters, see "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

CERTAIN EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

      Nelson Peltz and Peter W. May. Since the Change in Control, Nelson Peltz and Peter W. May have been serving Triarc as its Chairman and Chief Executive Officer and its President and Chief Operating Officer, respectively, and each of them currently is receiving an annual base salary of $1.00. In addition, Messrs. Peltz and May participate in the incentive compensation and welfare and benefit plans made available to Triarc's corporate officers, including the Equity Participation Plan described below. Messrs. Peltz and May were granted certain "performance options" in April 1994 (see the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders). In light of their contributions to the successful completion of certain transactions, special bonuses were awarded to certain executive officers of the Company, including Messrs. Peltz and May. Such bonuses are included in the Summary Compensation Table above.

      Brian L. Schorr. On June 29, 1994, Triarc and Brian L. Schorr entered into an employment agreement (the "Schorr Employment Agreement"), providing for employment of Brian L. Schorr as Executive Vice President and General Counsel of Triarc having an initial term which expires on June 28, 2000, unless not later than June 29, 1998 either party notifies the other that it does not wish to have the term extended beyond June 28, 2000. The Schorr Employment Agreement provides for an annual base salary of $312,500, which is subject to increase, but not decrease. Mr. Schorr is also eligible to receive annual incentive bonuses. The Schorr Employment Agreement also provides that if Mr. Schorr dies during the term of the Agreement, his legal representative will be entitled to receive an amount calculated at an annual rate equal to the sum of (i) Mr. Schorr's then current base salary plus (ii) $250,000 (such aggregate amount is collectively referred to as the "Base Amount") for the remaining term of the agreement, if Triarc is able to procure, at a reasonable rate, term insurance on Mr. Schorr's life to pay such obligation, or if Triarc is not able to procure such insurance, an amount calculated at the annual rate of the Base Amount for the three-month period following Mr. Schorr's death. Triarc obtained such insurance to fund this obligation at an annual premium of approximately $3,000. Triarc has transferred ownership of such insurance policy to a trust established by Mr. Schorr and Mr. Schorr has, under certain circumstances, given up his right to have Triarc pay the Base Amount after his death. Pursuant to the Schorr Employment Agreement, if Mr. Schorr's employment terminates for any reason other than cause (as defined in the Schorr Employment Agreement), options and restricted stock awards previously granted to Mr. Schorr will immediately vest in their entirety and remain exercisable for a period of one year following the date of such termination. The Schorr Employment Agreement also provides that if Triarc terminates Mr. Schorr's employment without cause, Mr. Schorr will receive a lump sum payment (discounted to present value) in an amount equal to (i) all base salary amounts due for the year of termination and for each remaining year of the Schorr Employment plus (ii) an amount equal to the number of years to the end of the Schorr Employment Agreement multiplied by $250,000. The Schorr
Employment Agreement further provides that at the option of Mr. Schorr, the Schorr Employment Agreement shall be deemed to have been terminated by Triarc without cause following a change in control. A "change in control" is defined to mean: (i) the acquisition by any person of more than 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors of Triarc, followed by, without the prior consent of Mr. Schorr, any meaningful diminution in his duties or authority; (ii) a majority of the Board of Directors of Triarc being individuals who are not nominated by the Board of Directors of Triarc, followed by, without the prior consent of Mr. Schorr, any meaningful diminution in his duties or authority; (iii) neither Mr. Peltz nor Mr. May being Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, of Triarc; or (iv) Mr. Schorr reporting to someone other than either Mr. Peltz or Mr. May. The acquisition or ownership of any portion of the combined voting power of Triarc by DWG Acquisition, Nelson Peltz or Peter W. May or by any person affiliated with such persons, or the merger, consolidation or sale of assets of Triarc or any subsidiary of Triarc with or to any corporation or entity controlled by DWG Acquisition, Nelson Peltz or Peter W. May or any person affiliated with such persons, does not constitute a change in control.

      CASH INCENTIVE PLANS

      Triarc has developed annual cash incentive plans (each, an "Annual Incentive Plan") and mid-term cash incentive plans (each, a "Mid-Term Incentive Plan") for executive officers and key employees of each of Royal Crown, Mistic, Arby's and National Propane. However, in light of certain significant corporate events at each of the Company's principal business units, the Company is evaluating the specific provisions of the Mid-Term Plans.

      Each Annual Incentive Plan is designed to provide annual incentive awards to participants, 50% of which are based on whether the applicable company has met certain pre-determined goals and 50% of which is based on the performance of the participant during the preceding year. Under each Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by the company's management in consultation with management of Triarc. The board of directors of each company, in consultation with management of Triarc and the Compensation Committee of the Triarc Board of Directors, may elect to adjust awards on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the "quality" of the company's earnings or to take into account external factors that affect performance results. The board of directors of each company may also decide that multiple performance objectives related to the company's and/or the individual's performance may be appropriate and in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. Each Annual Incentive Plan is administered by the respective company's board of directors and Triarc's management and may be amended or terminated by such board of directors and Triarc's management at any time.

      Under each Mid-Term Incentive Plan, incentive awards are granted to participants if the applicable company achieves an agreed upon profit over a three year performance cycle (in the case of Mistic, profit is measured over a five year performance cycle). During each plan year, an amount is accrued for each participant based upon the amount by which the relevant company's profit for such year exceeds a certain minimum return. A new three-year performance cycle (and, in the case of Mistic, a new five year performance cycle) begins each year, such that after the third year (and, in the case of Mistic, after the fifth year) the annual cash amount paid to participants pursuant to the relevant Mid-Term Incentive Plan should equal the target award if their respective company's profit goals have been achieved for the full three-year cycle (and, in the case of Mistic, the full five year cycle). Except as set forth in the Employment Agreements, the board of directors of each company, together with Triarc's management and the Compensation Committee of Triarc's Board of Directors, may adjust, upward or downward, an individual's award based upon an assessment of the individual's relative contribution to the company's longer-term profit performance. The board of directors and Triarc's management may amend or terminate the Mid-Term Incentive Plan for such company at any time. As noted above, the Company is currently evaluating the specific provisions of the Mid-Term Plans.

      From time to time, the Compensation Committee of the Triarc Board may award discretionary bonuses based on performance to certain executive officers. The amounts of such bonuses will be based on the Compensation Committee's evaluation of each such individual's contribution.

      1993 EQUITY PARTICIPATION PLAN

      The Equity Participation Plan was adopted on April 24, 1993, amended and restated on July 22, 1993, and, as amended and restated, was approved by Triarc's stockholders on October 27, 1993. The Equity Participation Plan was also amended on April 19, 1994, with further amendments which were approved by Triarc's stockholders on June 9, 1994 and on June 8, 1995. In addition, the Equity Participation Plan was amended by the Triarc Board during 1995, 1996 and 1997, which amendments did not require stockholder approval. It expires by its terms on April 24, 1998. The plan provides for the grant of options to purchase Class A Common Stock (including performance stock options, which are described in "Report of the Compensation Committee -- Adoption of CEO and COO Compensation Arrangements" above), SARs, restricted shares of Class A Common Stock and, to non-employee directors of Triarc, at their option, shares of Class A Common Stock in lieu of annual retainer fees and/or Board of Directors or committee meeting attendance fees that would otherwise be payable in cash. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries are eligible to participate in the plan. The plan is being administered by the Compensation Committee of the Triarc Board, which will determine from time to time to grant options, SARs and restricted stock.

      On April 23, 1993 and on March 1, 1994, each of Messrs. Cohlan and Kogan received restricted shares of Class A Common Stock, which shares were granted in respect of their respective performance during the eight month transition period ending December 31, 1993 and to incentivize their future performance (each, an "RSA"). In addition, on July 26, 1994, Mr. Schorr received restricted shares (the "Schorr RSA") of Class A Common Stock in connection with the Schorr Employment Agreement and to incentivize his future performance. The Schorr RSA is set forth in the Summary Compensation Table above. All of the RSAs and the Schorr RSA vested on January 16, 1996. In January, 1996, Triarc made loans to Mr. Cohlan and Mr. Kogan in the amount of $67,549 and $34,497, respectively, to be used to make tax payments by them upon the vesting of their RSAs. Such loans bore interest at an annual rate equal to the prime rate of interest and were secured by the shares with respect to which the tax was owed. Such loans were repaid on May 21, 1996. In connection with the sale of substantially all of the textile assets of Graniteville Company, the Compensation Committee of the Triarc Board determined that effective as of the closing of such sale, each of the stock options previously granted to certain employees of Graniteville Company which had not vested as of such date would vest in their entirety and all such stock options remained exercisable until December 31, 1996.

      MISCELLANEOUS

      Mistic has granted to Mr. Weinstein a stock appreciation right ("Weinstein SAR") with respect to 4.85% of the then outstanding shares of Mistic's common stock plus the equivalent shares represented by the Weinstein SAR and stock appreciation rights granted to another executive officer of Mistic and to Mistic's lender. The Weinstein SAR has an appreciation base of $28,636.88 per share and may be exercised at any time after vesting but prior to the tenth anniversary of the date of grant. One-ninth of the Weinstein SAR vested on each of January 1, 1996 and January 1, 1997, and an additional one-ninth of the Weinstein SAR will vest on January 1, 1998. The remaining two-thirds of the Weinstein SAR will vest over a three year period of time to the extent that Mistic achieves certain performance targets during such period. The Weinstein SAR vests immediately and in its entirety in the event of Weinstein's death, continued illness or the termination of Weinstein's employment by Mistic without good cause. Furthermore, if a change in control occurs and Triarc has realized certain specified internal rate of return on the disposition of its equity investment in Mistic as of the date of such change in control, then the Weinstein SAR will immediately vest in its entirety. One other executive of Mistic received a stock appreciation right with respect to 4.85% of the then outstanding shares of Mistic's common stock plus the equivalent shares represented by the Weinstein SAR, such other executive's stock appreciation right and another stock appreciation right granted to Mistic's lender. All of the terms of such executive's stock appreciation rights are virtually identical to those of the Weinstein SAR. In light of the reorganization of the Triarc Beverage Group and the proposed acquisition of Snapple, the terms of the Weinstein SAR and such other executive's stock appreciation right are in the process of being reviewed.

      OPTIONS GRANTED IN 1996

      No options to purchase shares of Class A Common Stock were granted to the Named Officers during 1996 and no stock options were exercised by any Named Officer during 1996.


      OPTION VALUES AT END OF 1996

      The following table sets forth certain information concerning the value at the end of 1996 of unexercised in-the-money options to purchase shares of Class A Common Stock granted to the Named Officers outstanding as of the end of 1996. No SARs have been granted to any of the Named Officers.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                           NUMBER OF
                                           SECURITIES
                                           UNDERLYING       VALUE OF UNEXERCISED
                                           UNEXERCISED          IN-THE-MONEY
                   SHARES                  OPTIONS AT          OPTIONS AT FISCAL
                   ACQUIRED                FISCAL END(#)       1996 END($)(1)
                   ON          VALUE       1996 EXERCISABLE/    EXERCISABLE/
      NAME         EXERCISE(#) REALIZED($) UNEXERCISABLE       UNEXERCISABLE
----------------  ------------ ----------- ------------------ ---------------
Nelson Peltz......    -0-          -0-      940,000/2,225,000  248,750/137,500
Peter W. May......    -0-          -0-      626,667/1,483,333  165,833/ 91,667
Brian L. Schorr...    -0-          -0-      80,000/    45,000   28,750/ 27,500
John L. Cohlan....    -0-          -0-      67,999/    25,001   24,958/ 22,917
Eric D.  Kogan....    -0-          -0-      54,000/    25,000   24,250/ 27,500

---------
(1) On December 31, 1996, the last day of 1996, the closing price of the Class A Common Stock on the New York Stock Exchange was $11.50.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership as of April 21, 1997 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock (constituting the only class of voting capital stock of the Company), each director of the Company and nominee for director of the Company who has such ownership, each executive officer whose name appears in the Summary Compensation Table below (the "Named Officers") who was an executive officer of the Company as of April 21, 1997 and all directors and executive officers as a group.

                                             AMOUNT AND
                                              NATURE
      NAME AND ADDRESS OF                       OF                  PERCENT OF
      BENEFICIAL OWNER                       OWNERSHIP(1)             CLASS
-----------------------------               -----------------     -------------
DWG Acquisition Group, L.P ..............5,982,867 shares (2)            25.0%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz ............................6,974,967 shares (2)(3)(4)(5)   28.0%
  280 Park Avenue
  New York, NY 10017
Peter W. May ............................6,653,000 shares (2)(3)(6)      27.1%
  280 Park Avenue
  New York, NY 10017
William Ehrman ..........................1,500,793(7)(8)                  6.2%
Frederick Ketcher
Jonas Gerstl
Frederic Greenberg
James McLaren
  300 Park Avenue
  New York, NY 10022
Hugh L. Carey ............................ 27,451 shares (9)              *
  280 Park Avenue
  New York, NY 10017
Clive Chajet ..............................27,300 shares(10)              *
  280 Park Avenue
  New York, NY 10017
Stanley R. Jaffe ..........................28,777 shares (9)             *
  280 Park Avenue
  New York, NY 10017
Joseph A. Levato .........................148,000 shares (11)           *
  280 Park Avenue
  New York, NY  10017
M. L. Lowenkron ...........................22,500 shares (9)           *
  280 Park Avenue
  New York, NY 10017
David E. Schwab II ........................23,000 shares (9)           *
  1185 Avenue of the Americas
  New York, NY 10036
Raymond S. Troubh .........................39,500 shares (9)           *
  280 Park Avenue
  New York, NY 10017
Gerald Tsai, Jr. ..........................32,826 shares (12)          *
  200 Park Avenue
  New York, NY 10166

Brian L. Schorr ................................86,990 shares(13)        *
  280 Park Avenue
  New York, NY 10017
John L. Cohlan .................................88,833 shares (14)       *
  280 Park Avenue
  New York, NY 10017
Eric D. Kogan ..................................68,000 shares (15)       *
  280 Park Avenue
  New York, NY 10017
Directors and Executive Officers as a group
  (21 persons)..................................8,594,778 shares         32.5%

---------
*  Less than 1%
 (1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.
 (2) The  Company  is  informed  that DWG Acquisition has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.
 (3) Includes 5,982,867 shares held by DWG Acquisition, of which Mr. Peltz and Mr. May are the sole general partners.
 (4) Includes 200 shares owned by a family trust of which Mr. Peltz is a general partner. Mr. Peltz disclaims beneficial ownership.
 (5) Includes options to purchase 965,000 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.
 (6) Includes options to purchase 643,333 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.
 (7) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl and McLaren is based solely on information contained in a Schedule 13D, dated July 16, 1996, filed pursuant to the Securities Exchange Act of 1934, as amended.
 (8) Includes an aggregate of 1,365,793 shares of Class A Common Stock that Messrs. Ehrman, Ketcher, Gerstl, Greenberg and McLaren may be deemed to beneficially own as general partners of EGS Associates, L.P., a Delaware limited partnership, EGS Partners, L.L.C., a Delaware limited liability company, Bev Partners, L.P., a Delaware limited partnership and Jonas Partners, L.P., a Delaware limited partnership. Also includes (i) 55,150 shares of Class A Common Stock owned directly by Mr. Ehrman and 39,150 shares of Class A Common Stock owned by members of Mr. Ehrman's immediate family; (ii) 23,600 shares of Class A Common Stock owned directly by Mr. Ketcher and 1,100 shares of Class A Common Stock owned by a member of Mr. Ketcher's immediate family and his mother-in-law; (iii) 2,500 shares of Class A Common Stock owned directly by Mr. Gerstl and 8,500 shares of Class A Common Stock owned by a member of Mr. Gerstl's immediate family; and (iv) 2,000 shares of Class A Common Stock owned directly by Mr. Greenberg and 3,000 shares of Class A Common Stock owned by a member of Mr. Greenberg's immediate family.
 (9) Includes options to purchase 19,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.
 (10) Includes options to purchase 19,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997 and 1,300 shares owned by Mr. Chajet's wife, as to which shares Mr. Chajet disclaims beneficial ownership.

 (11) Includes options to purchase 120,000 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.
 (12) Includes options to purchase 22,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.
 (13) Includes options to purchase 80,000 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.
 (14) Includes options to purchase 76,333 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997
 (15) Includes options to purchase 59,000 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.


                                    -------------------
      The foregoing table does not include 5,997,622 shares of Triarc's non-voting Class B Common Stock owned by Victor Posner and certain affiliates of Victor Posner as a result of a Settlement Agreement dated January 9, 1995 by and among Victor Posner, certain affiliates of Victor Posner and the Company. For information regarding this Settlement Agreement, see "Item 1. Business -- Introduction -- New Ownership; Posner Settlement" in Triarc's Annual Report on Form 10-K for the year ended December 31, 1995. The shares of Class B Common Stock can be converted without restriction into an equal number of shares of Class A Common Stock following a transfer to a non-affiliate of Posner. The Company has certain rights of first refusal if such shares are proposed to be sold to an unaffiliated party. If the 5,997,622 currently outstanding shares of the Class B Common Stock were converted into shares of Class A Common Stock, such shares would constitute approximately 20.0% of the then outstanding shares of Class A Common Stock as of April 21, 1997. None of the directors or nominees for directors of the Company or the Named Officers beneficially owned any Class B Common Stock as of April 21, 1997. Except for the arrangements relating to the shares described in footnote (2) to the foregoing table, there are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS WITH AFFILIATES

      Triarc subleased through January 31, 1996 from an affiliate of Messrs. Peltz and May, approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. Subsequent thereto, and through December 31, 1996, the Company subleased the same office facility from an unaffiliated third party. In addition, commencing May 1993 until October 1993, Triarc also sublet from another affiliate of Messrs. Peltz and May approximately 32,000 square feet of office space in West Palm Beach, Florida owned by an unaffiliated landlord. Subsequent to October 1993, Triarc assumed the lease for approximately 17,000 square feet of the office space in West Palm Beach which expires in February 2000. The sublease for the other approximate 15,000 square feet in West Palm Beach expired in September 1994. The aggregate amounts paid by Triarc during Fiscal 1994, Fiscal 1995 and 1996 with respect to affiliates of Messrs. Peltz and May for such subleases, including operating expenses, but net of amounts received by Triarc for sublease of a portion of such space (see below -- $358,000, $357,000 and $30,000, respectively) were $1,620,000, $1,350,000, and $1,100,000, respectively, which are less than the aggregate amounts such affiliates paid to the unaffiliated landlords but represent amounts Triarc believes it would pay to an unaffiliated third party for similar improved office space. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the 17,000 square feet of office space in West Palm Beach. In June 1994, Triarc decided to centralize its corporate offices in New York City. In connection therewith, Triarc subleased the remaining 17,000 square feet in West Palm Beach to an unaffiliated third party in August 1994.

      The Company uses aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by Messrs. Peltz and May. On October 1, 1993 the Company began leasing the aircraft from TASCO for an annual rent of $2,200,000 plus indexed cost of living adjustments. Effective October 1, 1994 the original rent was reduced $400,000 reflecting the termination of the lease for one of the aircraft which was sold. In connection with the sale of the aircraft the Company paid $130,000 of related costs on behalf of TASCO. In connection with such lease the Company had rent expense of $2,100,000, $1,910,000 and $1,973,000 for 1994,
1995, and 1996, respectively. Pursuant to the lease, the Company also pays the operating expenses of the aircraft directly to third parties.

                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIARC COMPANIES, INC.
                                          (Registrant)



                                          By  /s/ BRIAN L. SCHORR
                                             ------------------------------
                                               Brian L. Schorr
                                               Executive Vice President

DATE:  April 30, 1997