Form 10-K/A
period 1996-12-31
TRIARC COMPANIES INC
filed 1997-05-12
CIK 30697

------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------------------       --------------------------------
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

                                    BUSINESS EXPERIENCE DURING PAST
NAME OF DIRECTOR                          FIVE YEARS, AGE AND OTHER INFORMATION
-----------------              -------------------------------------------------
Nelson Peltz............            Mr. Peltz has been a director and Chairman
                                    and Chief Executive Officer of the Company since April 23, 1993. Since then, he has also been a director and Chairman of the Board and Chief Executive Officer of certain of the Company's subsidiaries, including
                                    RC/Arby's Corporation, formerly known as
                                    Royal Crown Corporation ("RCAC") and a
                                    director of National Propane Corporation
                                    ("NPC"), the managing general partner of National Propane Partners, L.P. (the
                                    "Partnership"), a distributor of liquefied petroleum gas. Since April 1997 Mr. Peltz has also served as Chairman of the Board of NPC. He is also a general partner of DWG
                                    Acquisition Group, L.P. ("DWG Acquisition"), whose principal business is ownership of securities of the Company. From its formation in January 1989 until April 23,
                                    1993, Mr. Peltz was Chairman and Chief
                                    Executive Officer of Trian Group, Limited
                                    Partnership ("Trian"), which provided
                                    investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was
                                    Chairman and Chief Executive Officer and a director of Triangle Industries, Inc.
                                    ("Triangle"), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. Mr.
                                    Peltz is 54 years of age.

Peter W. May............            Mr. May has been a director and President
                                    and Chief Operating Officer of the Company since April 23, 1993. Since then, he has also been a director and President and Chief
                                    Operating Officer of certain of the

                                    Company's subsidiaries, including RCAC and a director of NPC. Since April, 1997, Mr. May has also served as Vice Chairman of NPC. He is also a general partner of DWG Acquisition. From its formation in January 1989 until April 23, 1993, Mr. May was President and Chief Operating Officer of Trian. He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988. Mr. May is 54 years of age.

Hugh L. Carey.....................        Mr. Carey has been a director of the
                                          Company since June 9, 1994. He was an
                                          Executive Vice President of W.R. Grace
                                          & Co. ("Grace") from 1987 to December
                                          31, 1995. From 1993 to December 31,
                                          1995, he served Grace as director of
                                          its Government Relations Division, and
                                          from 1987 until 1993, he ran Grace's
                                          office of environmental policy.  Mr.
                                          Carey was the Governor of the State
                                          of New York from 1975 until 1983 and a
                                          member of Congress from 1960 until
                                          1975. From 1991 until 1993, he was
                                          Chairman of the National Institute of
                                          Former Governors. Mr. Carey is also a
                                          director of China Trust Bank and
                                          PhyMatrix, Inc.; of Counsel to Whitman
                                          Breed Abbott & Morgan and Chairman of
                                          the Board of Advisors to Cambridge
                                          Partners, L.L.C. Mr. Carey is 78 years
                                          of age.

Clive Chajet......................        Mr. Chajet has been a director of the
                                          Company since June 9, 1994.  He has
                                          been Chairman of Chajet Consultancy,
                                          L.L.C., a consulting firm specializing
                                          in identity and image management,since
                                          January 1997.  Prior thereto, Mr.
                                          Chajet was Chairman of Lippincott &
                                          Margulies Inc., also a consulting firm
                                          specializing in identity and image
                                          management, from 1983 to January 1997.
                                          Mr. Chajet is 60 years of age.

Stanley R. Jaffe..................        Mr. Jaffe has been a director of the
                                          Company since June 9, 1994. Mr. Jaffe
                                          is a motion picture producer and owner
                                          of Jaffilms, LLC.From 1991 until 1994,
                                          Mr. Jaffe was President and Chief
                                          Operating Officer and a Director of
                                          Paramount Communications Inc., a
                                          motion picture and entertainment
                                          company. From prior to 1988 until
                                          1991, Mr. Jaffe was principal partner
                                          in Jaffe/Lansing Productions, an
                                          independent motion picture production
                                          company. Mr. Jaffe is 56 years of age.

Joseph A. Levato..................        Mr. Levato has been a director of the
                                          Company since June 6, 1996. Mr. Levato
                                          served as Executive Vice President and
                                          Chief Financial Officer of Triarc from
                                          April 24, 1993 to August 1996. He also
                                          served as Executive Vice President and

                                          Chief Financial  Officer of certain of
                                          Triarc's subsidiaries, including RCAC,
                                          from  April 24,  1993 to August  1996.
                                          Prior to  April  1993,  he was  Senior
                                          Vice  President  and  Chief  Financial
                                          Officer  of Trian  from  January  1992
                                          until  April  24,  1993.  From 1984 to
                                          January 1989, he served as Senior Vice
                                          President and Chief Financial  Officer
                                          of Triangle. Mr. Levato is 56 years of
                                          age.

M. L. Lowenkron...................        Mr. Lowenkron has been a director of
                                          the Company since June 9, 1994.  He
                                          served as the President and Chief
                                          Executive Officer of G. Heileman
                                          Brewing Company ("Heileman") from
                                          January 9, 1995 until June 30, 1996.
                                          From 1983 until October 1991, Mr.
                                          Lowenkron was President and Chief
                                          Executive Officer of A&W Brands, Inc.
                                          ("A&W"), a manufacturer of soft drink
                                          concentrates, and he served as
                                          Chairman of the Board and Chief
                                          Executive Officer of A&W from 1991
                                          until October 1993.  Mr. Lowenkron is
                                          a director of Hat Brands, Inc.,
                                          DePuy, Inc., International Home Foods,
                                          Inc. and The National Easter Seals
                                          Society.  Mr. Lowenkron is 65 years
                                          of age.

David E. Schwab II................        Mr. Schwab has been a director of the
                                          Company since October 1994. Mr. Schwab
                                          has been a partner of Schwab Goldberg
                                          Price & Dannay, a law firm, for more
                                          than five years. Mr. Schwab also
                                          serves as Chairman of the Board of
                                          Trustees of Bard College. Mr. Schwab
                                          is 65 years of age.

Raymond S. Troubh.................        Mr. Troubh has been a director of the
                                          Company since June 9, 1994. He has
                                          been a financial consultant since
                                          prior to 1989. Mr. Troubh is a
                                          director of ADT Limited, America West
                                          Airlines, Inc., Applied Power, Inc.,
                                          ARIAD Pharmaceuticals, Inc., Becton,
                                          Dickinson & Co., Benson Eyecare
                                          Corporation, Diamond Offshore
                                          Drilling, Inc., Foundation Health
                                          Systems, Inc., General American
                                          Investors Company, Manville
                                          Corporation, Olsten Corporation,
                                          Petrie Stores Corporation,
                                          Time Warner Inc., and WHX Corporation.
                                          Mr. Troubh is 71 years of age.

Gerald Tsai, Jr...................        Mr. Tsai has been a director of the
                                          Company since October 1993. Since
                                          February 1993, he has been Chairman
                                          of the Board, President and Chief
                                          Executive Officer of Delta Life
                                          Corporation, a life insurance and
                                          annuity company with which Mr. Tsai
                                          became associated in 1992. Mr. Tsai
                                          also serves as a director of Rite Aid
                                          Corporation, Sequa Corporation, Zenith
                                          National Insurance Corporation and
                                          Proffitt's, Inc. He is a trustee of
                                          Meditrust, Boston University and New
                                          York University Medical Center. Mr.
                                          Tsai is 68 years of age.

(B)  IDENTIFICATION OF EXECUTIVE OFFICERS

      The following table sets forth certain information regarding the executive officers of Triarc, all of whom (other than John C. Carson, who is a British citizen) are U.S. citizens.

      NAME                 AGE                  POSITIONS
--------------             -----       -------------------------------------
Nelson Peltz               54          Director; Chairman and Chief Executive
                                       Officer

Peter W. May               54          Director; President and Chief Operating
                                       Officer

Michael Weinstein          48          Chief Executive Officer of the Triarc
                                       Beverage Group

John C. Carson             51          Chairman of the Triarc Beverage Group

Roland C. Smith            42          President of the Triarc Restaurant Group

Ronald D. Paliughi         53          President and Chief Executive Officer of
                                       National Propane Corporation

Brian L. Schorr            38          Executive Vice President, General
                                       Counsel, and Assistant Secretary

John L. Barnes, Jr.        49          Senior Vice President and Chief Financial
                                       Officer

John L. Cohlan             40          Senior Vice President -- Corporate
                                       Finance

Eric D. Kogan              33          Senior Vice President -- Corporate
                                       Development

Francis T. McCarron        40          Senior Vice President -- Taxes

Martin M. Shea             53          Senior Vice President -- Corporate

                                       Communications

Stuart I. Rosen            37          Vice President and Associate General
                                       Counsel, and Secretary

Fred H. Schaefer           52          Vice President and Chief Accounting
                                     Officer


     Set forth below is certain additional information concerning the persons listed above (other than Messrs. Peltz and May, for whom such information has been provided under "Identification of Directors" above).

      Michael Weinstein has served as Chief Executive Officer of the Triarc Beverage Group and Royal Crown since October 1996. Mr. Weinstein has also served as Chief Executive Officer of Mistic Brands, Inc. ("Mistic") since August 9, 1995, when Mistic was acquired by Triarc. Prior to August 1995, he was president of Liquid Logic, a private beverage consulting business he founded in 1994. From 1981 until the end of 1993, he served in various executive capacities at A&W Brands, Inc. lastly as President/Chief Operating Officer. From 1978 to 1981, he was a Vice President at Kenyon & Eckhardt Advertising. He began his career at Pepsi-Cola Company, where he held various sales and marketing positions from 1972 to 1978.

      John C. Carson has been Chairman of the Triarc Beverage Group since October 1996. Prior thereto, he had served as President and Chief Executive Officer of Royal Crown Company, Inc. from April 24, 1993 to October 1996.
Prior to April 1993, Mr. Carson was President of Cadbury Beverages, North America, a subsidiary of Cadbury Schwepps, PLC, where he was also a member of Cadbury Beverages Global Board. Mr. Carson was President of Schwepps N.A. from 1984 to 1988, vice president of sales and marketing of Schwepps Bottling U.K. and Cadbury U.K. from 1964 to 1981.

      Roland C. Smith has been President of the Triarc Restaurant Group (Arby's, Inc.) since February 1997. Prior thereto, Mr. Smith had served in various positions at Arby's, Inc. since July 1994 (last serving as Senior Vice President and General Manager of Arby's, Inc. since August 1996). From January 1992 to July 1994, Mr. Smith served in various positions at KFC International, last serving as General Manager - Western Canada.

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

      John L. Barnes, Jr. has been Senior Vice President and Chief Financial Officer of Triarc since August 1996 and was Senior Vice President of Triarc from April 1996 to August 1996. Prior thereto, Mr. Barnes had served as Executive Vice President and Chief Financial Officer of Graniteville Company (which was sold by the Company in April 1996) for more than five years.

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

SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                 ----------------------------------------------
                                                                   OTHER ANNUAL
 NAME AND PRINCIPAL POSITION     PERIOD  SALARY($)    BONUS($)   COMPENSATION($)
-----------------------------    ------  ---------    -----------------------

Nelson Peltz ....................  1996        1      2,000,000(1)  339,490 (12)
 Chairman and Chief Executive      1995        1             --     839,923  (9)
 Officer of Triarc                 1994        1             --     913,406  (4)

Peter W. May .................     1996        1      1,000,000(1)  164,469 (13)
 President and Chief Operating     1995        1             --      53,310 (10)
 Officer of Triarc                 1994        1             --      97,019  (5)

Brian L. Schorr ...............    1996  312,500        450,000(8)           (6)
 Executive Vice President and      1995  312,500        275,000              (6)
 General Counsel of Triarc         1994  237,404        538,000(11)          (6)

John L. Cohlan ...............     1996  250,000        575,000(8)           (6)
 Senior Vice President --          1995  250,000        265,000              (6)
 Corporate Finance of Triarc       1994  250,000        300,000              (6)

Eric D. Kogan.................     1996  250,000        450,000(8)           (6)
 Senior Vice President --          1995  100,000        300,000              (6)
 Corporate Development of Triarc   1994  100,000        300,000              (6)

                                                   LONG TERM COMPENSATION
                                   --------------------------------------------
                                   AWARDS              PAYOUTS
                                  ----------------     -------
                          RESTRICTED  SECURITIES
                          STOCK       UNDERLYING       LTIP
NAME AND                  AWARDS(S)   OPTIONS/SARS     PAYOUTS   ALL OTHER
PRINCIPAL POSITION        ($)(3)      (#)(3)           ($)(3)    COMPENSATION($)
--------------------      ----------  ------------     -------   --------------

Nelson Peltz.........            --      175,000           --             --
 Chairman and Chief              --      150,000           --             --
 Executive Officer               --    2,340,000 (2)       --             --
 of Triarc
Peter W. May ........            --      125,000           --             --
 President and Chief             --      100,000           --             --
 Operating Officer               --    1,560,000 (2)       --             --
 of Triarc

Brian L. Schorr .....            --      120,000        57,500         7,115(7)
 Executive Vice President        --       30,000           --          4,188(7)
 and General Counsel         78,750       95,000           --             --
 of Triarc

John L. Cohlan ......            --       50,000       143,750         5,250(14)
 Senior Vice President --        --       25,000           --          5,250(14)
 Corporate Finance of Triarc     --       18,000           --          3,710(14)

Eric D. Kogan........            --      150,000        69,000         5,250(14)
 Senior Vice President --        --       30,000           --          4,067(14)
 Corporate Development of Triarc --       14,000           --          3,375(14)

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

      On April 23, 1993 and on March 1, 1994, each of Messrs. Cohlan and Kogan received restricted shares of Class A Common Stock, which shares were granted in respect of their respective performance during the eight month transition period ending December 31, 1993 and to incentivize their future performance (each, an "RSA"). In addition, on July 26, 1994, Mr. Schorr received restricted shares (the "Schorr RSA") of Class A Common Stock in connection with the Schorr Employment Agreement and to incentivize his future performance. The Schorr RSA is set forth in the Summary Compensation Table above. All of the RSAs and the Schorr RSA vested on January 16, 1996. In January 1996, Triarc made loans to Mr. Cohlan and Mr. Kogan in the amount of $67,549 and $34,497, respectively, to be used to make tax payments by them upon the vesting of their RSAs. Such loans bore interest at an annual rate equal to the prime rate of interest and were secured by the shares with respect to which the tax was owed. Such loans were repaid on May 21, 1996. In connection with the sale of substantially all of the textile assets of Graniteville Company, the Compensation Committee of the Triarc Board determined that effective as of the closing of such sale, each of the stock options previously granted to certain employees of Graniteville Company which had not vested as of such date would vest in their entirety and all such stock options remained exercisable until December 31, 1996.

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

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                           NUMBER OF
                                           SECURITIES         VALUE OF UN-
                                           UNDERLYING         EXERCISED IN-THE-
                                           UNEXERCISED        MONEY OPTIONS AT
                   SHARES                  OPTIONS AT FISCAL  FISCAL YEAR-END
                   ACQUIRED                YEAR-END 1996      1996($)(1)
                   ON          VALUE       (#) EXERCISABLE/   EXERCISABLE/
      NAME         EXERCISE(#) REALIZED($) UNEXERCISABLE      UNEXERCISABLE
----------------  ------------ ----------- ------------------ ---------------
Nelson Peltz......    -0-          -0-      940,000/2,225,000  248,750/137,500
Peter W. May......    -0-          -0-      626,667/1,483,333  165,833/ 91,667
Brian L. Schorr...    -0-          -0-      80,000/    45,000   28,750/ 27,500
John L. Cohlan....    -0-          -0-      67,999/    25,001   24,958/ 22,917
Eric D.  Kogan....    -0-          -0-      54,000/    25,000   24,250/ 27,500
---------

(1) On December 31, 1996, the closing price of the Class A Common Stock on the New York Stock Exchange was $11.50.

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

                                      AMOUNT AND
                                        NATURE
      NAME AND ADDRESS OF                 OF                       PERCENT OF
      BENEFICIAL OWNER                 OWNERSHIP(1)                  CLASS
--------------------------          --------------               ---------------
DWG Acquisition Group, L.P .........5,982,867 shares (2)             25.0%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz .......................6,975,117 shares (2)(3)(4)(5)    28.0%
  280 Park Avenue
  New York, NY 10017
Peter W. May ......................6,653,000 shares (2)(3)(6)        27.1%
  280 Park Avenue
  New York, NY 10017
William Ehrman ....................1,500,793 shares (7)(8)            6.2%
Frederick Ketcher
Jonas Gerstl
Frederic Greenberg
James McLaren
  300 Park Avenue
  New York, NY 10022
Hugh L. Carey ........................27,451 shares (9)                  *
Clive Chajet .........................27,300 shares(10)                  *
Stanley R. Jaffe .....................28,777 shares (9)                  *
Joseph A. Levato ....................148,000 shares (11)                 *
M. L. Lowenkron ......................22,500 shares (9)                  *
David E. Schwab II ...................23,000 shares (9)                  *
Raymond S. Troubh ....................39,500 shares (9)                  *
Gerald Tsai, Jr. .....................32,826 shares (12)                 *
Brian L. Schorr ......................86,990 shares (13)                 *
John L. Cohlan .......................88,833 shares (14)                 *
Eric D. Kogan ........................68,000 shares (15)                 *
Directors and Executive Officers as a group
  (21 persons).....................8,594,928 shares                   32.5%

*  Less than 1%
 (1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.
 (2) The Company is informed that DWG Acquisition has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.
 (3) Includes 5,982,867 shares held by DWG Acquisition, of which Mr. Peltz and Mr. May are the sole general partners.
 (4) Includes 200 shares owned by a family trust of which Mr. Peltz is a general partner and 150 shares owned by a minor son of Mr. Peltz. Mr. Peltz disclaims beneficial ownership.
 (5) Includes options to purchase 965,000 shares of Class A Common Stock which have vested or will vest within 60 days of April 21, 1997.

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

      Mr. May has an equity interest in a franchisee that owns an Arby's restaurant in New Milford, CT. That franchisee is a party to a standard Arby's franchise license agreement and pursuant thereto pays to Arby's fees and royalty payments that unaffiliated third-party franchisees pay.

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

                                          TRIARC COMPANIES, INC.
                                          (Registrant)



                                          By:  BRIAN L. SCHORR
                                               ___________________________
                                                Brian L. Schorr
                                                Executive Vice President

DATE: May __, 1997