Form 10-Q
period 1997-03-30
TRIARC COMPANIES INC
filed 1997-05-14
CIK 30697

------------------------------------------------------------------------------




                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                         OR

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                               TRIARC COMPANIES, INC.
                        -----------------------------------
               (Exact name of registrant as specified in its charter)


         Delaware                                               38-0471180
    -----------------                                        ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  280 Park Avenue, New York, New York                               10017
 --------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

                                   (212) 451-3000
                         --------------------------------
                (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes (X)     No (  )

         There were 23,951,592 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of April 30, 1997.


------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,            MARCH 30,
                                                                                           1996 (A)                 1997
                                                                                           --------                 ----
                                                                                                   (IN THOUSANDS)
                                            ASSETS                                                   (UNAUDITED)
Current assets:
    Cash and cash equivalents.............................................................$    154,405          $   120,516
    Short-term investments................................................................      51,711               58,460
    Receivables, net......................................................................      80,613               85,088
    Inventories...........................................................................      55,340               55,914
    Assets held for sale..................................................................      71,116               71,116
    Deferred income tax benefit ..........................................................      16,409               16,409
    Prepaid expenses and other current assets ............................................      16,068               14,691
                                                                                          ------------          -----------
      Total current assets................................................................     445,662              422,194
Properties, net...........................................................................     107,272              105,995
Unamortized costs in excess of net assets of acquired companies...........................     203,914              202,026
Trademarks................................................................................      57,257               56,187
Deferred costs, deposits and other assets.................................................      40,299               58,155
                                                                                          ------------          -----------
                                                                                          $    854,404          $   844,557
                                                                                          ============          ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.....................................................$     93,567          $   101,006
    Accounts payable......................................................................      52,437               42,949
    Accrued expenses......................................................................     104,483              110,162
                                                                                          ------------          -----------
      Total current liabilities...........................................................     250,487              254,117
Long-term debt............................................................................     500,529              487,612
Deferred income taxes.....................................................................      34,455               34,464
Deferred income and other liabilities.....................................................      28,444               28,280
Minority interests........................................................................      33,724               34,316
Stockholders' equity (deficit):
    Common stock..........................................................................       3,398                3,398
    Additional paid-in capital............................................................     161,170              163,416
    Accumulated deficit...................................................................    (111,824)            (113,001)
    Treasury stock........................................................................     (46,273)             (45,760)
    Other  ...............................................................................         294               (2,285)
                                                                                          ------------          -----------
      Total stockholders' equity .........................................................       6,765                5,768
                                                                                          ------------          -----------
                                                                                          $    854,404          $   844,557
                                                                                          ============          ===========



(A) Derived from the audited consolidated financial statements as of December 31, 1996



     See accompanying notes to condensed consolidated financial statements.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           THREE MONTHS ENDED
                                                                                           ------------------
                                                                                       MARCH 31,         MARCH 30,
                                                                                        1996           1997 (NOTE 1)
                                                                                        ----           -------------
                                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                                (UNAUDITED)
Revenues:
    Net sales..........................................................................$   316,441         $  192,086
    Royalties, franchise fees and other revenues.......................................     12,452             13,315
                                                                                       -----------         ----------
                                                                                           328,893            205,401
                                                                                       -----------         ----------
Costs and expenses:
    Cost of sales......................................................................    235,923            125,883
    Advertising, selling and distribution..............................................     32,508             29,345
    General and administrative ........................................................     35,042             30,714
    Facilities relocation and corporate restructuring..................................        --               1,883
                                                                                       -----------         ----------
                                                                                           303,473            187,825
                                                                                       -----------         ----------
      Operating profit ................................................................     25,420             17,576
Interest expense.......................................................................    (22,141)           (15,702)
Other income, net......................................................................      1,238              4,111
                                                                                       -----------         ----------
      Income before income taxes, minority interests and extraordinary charge..........      4,517              5,985
Provision for income taxes.............................................................     (2,732)            (3,052)
Minority interests in income of consolidated subsidiaries..............................        --              (4,110)
                                                                                       -----------         ----------
      Income (loss) before extraordinary charge........................................      1,785             (1,177)
Extraordinary charge...................................................................     (1,387)               --
                                                                                       -----------         ----------
      Net income (loss)................................................................$       398         $   (1,177)
                                                                                       ===========         ==========

Income (loss) per share:
      Income (loss) before extraordinary charge........................................$       .06         $     (.04)
      Extraordinary charge.............................................................       (.05)               --
                                                                                       -----------         ---------
      Net income (loss)................................................................$       .01         $     (.04)
                                                                                       ===========         ==========







     See accompanying notes to condensed consolidated financial statements.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 THREE MONTHS ENDED
                                                                                                 ------------------
                                                                                             MARCH 31,          MARCH 30,
                                                                                              1996             1997 (NOTE 1)
                                                                                              ----             -------------
                                                                                                     (IN THOUSANDS)
                                                                                                       (UNAUDITED)

Cash flows from operating activities:
    Net income (loss)........................................................................$     398          $  (1,177)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Minority interests in income of consolidated subsidiaries ..........................      --               4,110
         Depreciation and amortization of properties.........................................    9,951              3,751
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and other amortization ................................................    3,619              3,544
         Amortization of original issue discount and deferred financing costs  ..............    2,023              1,091
         Provision for doubtful accounts.....................................................    1,392                666
         Other, net..........................................................................    2,022                533
         Changes in operating assets and liabilities:
           Decrease (increase) in:
              Receivables....................................................................  (17,598)            (5,034)
              Inventories....................................................................   (7,188)              (848)
              Prepaid expenses and other current assets......................................    1,108              1,377
           Decrease in accounts payable and accrued expenses  ...............................   (3,592)            (5,781)
                                                                                             ---------          ---------
        Net cash provided by (used in) operating activities..................................   (7,865)             2,232
                                                                                             ---------          ---------
Cash flows from investing activities:
    Deposit for acquisition of Snapple Beverage Corp.........................................      --             (20,000)
    Cost of short-term investments purchased ................................................   (2,984)           (13,623)
    Proceeds from short-term investments sold................................................    9,946              7,080
    Capital expenditures.....................................................................   (4,956)            (2,600)
    Proceeds from sales of properties........................................................      387              1,454
    Acquisitions.............................................................................      --                (521)
    Other  ..................................................................................      (86)              (274)
                                                                                             ---------          ---------
        Net cash provided by (used in) investing activities...................................   2,307            (28,484)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Repayments of long-term debt.............................................................  (51,354)            (5,818)
    Proceeds from long-term debt.............................................................    3,959                --
    Restricted cash used to repay long-term debt.............................................   30,000                --
    Distributions paid on partnership units of propane subsidiary............................      --              (3,518)
    Other ...................................................................................      --                 477
                                                                                             ---------          ---------
        Net cash used in financing activities...............................................   (17,395)            (8,859)
                                                                                             ---------          ---------
Net cash used in continuing operations.......................................................  (22,953)           (35,111)
Net cash provided by (used in) discontinued operations.......................................     (252)             1,222
                                                                                             ---------          ---------
Net decrease in cash and cash equivalents....................................................  (23,205)           (33,889)
Cash and cash equivalents at beginning of period.............................................   64,205            154,405
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$  41,000          $ 120,516
                                                                                             =========          =========




     See accompanying notes to condensed consolidated financial statements.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 30, 1997
                                     (UNAUDITED)


(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and March 30, 1997 (see below) and its results of operations and cash flows for the three-month periods ended March 31, 1996 and March 30, 1997 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "Form 10-K").

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997. Each subsequent quarter of 1997 will consist of 13 weeks. For the purposes of the consolidated financial statements, the period from January 1, 1997 to March 30, 1997 is referred to herein as the three-month period ended March 30, 1997.

    Certain  amounts  included  in  the  prior  comparable   period's  condensed
consolidated financial statements have been reclassified to conform with the current period's presentation.

(2) INVENTORIES

    The following is a summary of the components of inventories (in thousands):

                                                       DECEMBER 31,   MARCH 30,
                                                           1996         1997
                                                           ----         -----
     Raw materials........................................$25,405      $28,638
     Work in process......................................    467          341
     Finished goods....................................... 29,468       26,935
                                                          -------      -------
                                                          $55,340      $55,914
                                                          =======      =======

(3) PROPERTIES

    The following is a summary of the components of properties, net (in thousands):
                                                       DECEMBER 31,    MARCH 30,
                                                           1996          1997
                                                           ----          ----
   Properties, at cost....................................$224,206     $215,444
   Less accumulated depreciation and amortization......... 116,934      109,449
                                                          --------     --------
                                                          $107,272     $105,995
                                                          ========     ========
(4)  STOCKHOLDERS' EQUITY

     On March 20, 1997 the Company granted 1,215,000 stock options at an option price of $12.54 which was below the $14.75 fair market value of the Class A Common Stock at such date representing an aggregate difference of $2,685,000. Such amount was recorded as an addition to unearned compensation (included in "Other stockholders' equity" in the accompanying condensed consolidated balance sheets) and is being amortized as compensation expense over the vesting period of one to three years from the date of grant.

(5)  FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

     The facilities relocation and corporate restructuring charge in the three-month period ended March 30, 1997 principally consists of severance costs incurred through March 30 associated with restructuring the restaurant segment in connection with the sale of all company-owned restaurants (see Note 13) and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, which is being centralized in the White Plains, New York headquarters of Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company.

(6)  INCOME TAXES

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS has issued notices of proposed adjustments increasing taxable income by approximately $145,000,000, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company expects to be required to make payments in the latter part of 1997 relating to the portion of the adjustments that are agreed to.

(7)  EXTRAORDINARY CHARGE

     In connection with the February 22, 1996 early extinguishment of the Company's 11 7/8% senior subordinated debentures due February 1, 1998, the Company recognized an extraordinary charge of $1,387,000 consisting of the write-off of $1,776,000 of previously unamortized original issue discount and $358,000 of previously unamortized deferred financing costs, net of income tax benefit of $747,000.

(8)  INCOME PER SHARE

     The weighted average number of common shares used in the calculations of income (loss) per share were 29,916,000 and 29,899,000 for the three-month periods ended March 31, 1996 and March 30, 1997, respectively. Common stock equivalents were not used in the computation of income (loss) per share for such periods since such inclusion would have been antidilutive. Fully diluted income per share is not applicable for such periods since there were no contingent shares.

(9)  PLANNED TRANSACTIONS

     ACQUISITION OF SNAPPLE

     On March 27, 1997 Triarc announced that it had entered into a definitive agreement to acquire Snapple Beverage Corp. ("Snapple") from The Quaker Oats Company for $300,000,000, subject to certain post-closing adjustments. The acquisition is expected to be consummated during the second quarter of 1997, subject to customary closing conditions. Triarc has entered into a commitment letter with third party lenders to finance a portion of the purchase price. In connection with such financing it is anticipated that all borrowings under Mistic's existing bank facility ($67,950,000 outstanding at March 30, 1997) would be repaid. During the three-month period ended March 30, 1997 the Company made a $20,000,000 non-refundable deposit (included in "Deferred costs, deposits and other assets" in the accompanying condensed consolidated balance sheet at March 30, 1997) toward the purchase price for Snapple. Snapple is a producer and seller of premium beverages and had sales for 1996 and the first quarter of 1997 of approximately $550,000,000 and $97,000,000, respectively.

     SPINOFF

     In October 1996, the Company announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (operated through Mistic and RC/Arby's Corporation, a wholly-owned subsidiary of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to the Company and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact of the proposed acquisition of Snapple on the anticipated structure of the Spinoff Transactions.

(10) TRANSACTIONS WITH RELATED PARTIES

     The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation, a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company for annual rent of $2,008,000 as of October 1, 1996, including annual indexed cost of living adjustments. In connection with such lease the Company had rent expense of $502,000 for the three-month period ended March 30, 1997. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

(11) LEGAL AND ENVIRONMENTAL MATTERS

     In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner, the former Chief Executive Officer of the Company ("Posner"), or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts various claims and seeks an undetermined amount of damages from the Company, as well as certain other relief. In April 1994 the Company responded to the complaint by filing an answer and proposed counterclaims and set-offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In June 1995 the bankruptcy court confirmed the plaintiffs' plan of reorganization (the "APL Plan") in the APL Proceeding. The APL Plan provides, among other things, that affiliates of Posner ("the Posner Entities") will own all of the common stock of APL and are authorized to object to claims made in the APL Proceeding. The APL Plan also provides for the dismissal of the APL Litigation. Previously, in January 1995 Triarc received an indemnification pursuant to a settlement agreement entered into by the Company and the Posner Entities on January 9, 1995 relating to, among other things, the APL Litigation. The Posner Entities have filed motions asserting that the APL Plan does not require the dismissal of the APL Litigation. In November 1995 the bankruptcy court denied the motions and in March 1996 the court denied the Posner Entities' motion for reconsideration. Posner and APL have appealed and their appeal is pending.

     In 1987 TXL Corp. ("TXL"), a wholly-owned subsidiary of the Company, was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that TXL may be one of the parties responsible for such contamination. In 1990 and 1991 TXL provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. In April 1995 TXL, at the request of DHEC, submitted a proposal concerning periodic monitoring of sediment dispositions in the pond. In February 1996 TXL responded to a DHEC request for additional information on such proposal. TXL is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, TXL owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by TXL and Aiken County and may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. The United States Environmental Protection Agency conducted an Expanded Site Inspection in January 1994 and in response thereto the DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 TXL submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that TXL enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering TXL's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve TXL's April 1995 conceptual investigation approach. The cost of the study proposed by TXL is estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, TXL is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the Graniteville Sale (see
Note 12), the Company agreed to indemnify the purchaser for certain costs, if any, incurred in connection with the foregoing matters that are in excess of specified reserves, subject to certain limitations.

     As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO"), a wholly-owned subsidiary of the Company, became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on five of these sites and is ongoing at eight others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1997 and 1998. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, ten have been remediated through March 30, 1997 at an aggregate cost of $962,000. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware that plants on two of the fifteen sites may require demolition in the future.

     In May 1994 National (the entity representative of both the operations of National Propane prior to the Propane Transactions and the Partnership subsequent thereto - see Note 12) was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of March 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon the new information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $764,000 to $1,559,000. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred to a subpartnership at the closing of the Partnership's July 1996 initial public offering (see Note 12), the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

     In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates that total remediation costs will be approximately $685,000, with approximately $225,000 to $260,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund at one of the two sites, of which $542,000 has been expended to date.

     In 1994 Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company and SEPSCO invested approximately
$5,100,000 in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5,300,000. In January 1997 the bankruptcy trustee commenced avoidance actions against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and that discovery may reveal additional defenses and intends to vigorously contest the claims. However, it is possible that the trustee will be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is the approximate $5,300,000 plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime any amount of the challenged payments, they will be entitled to an unsecured claim for such amount. SEPSCO and Chesapeake Insurance filed answers to the complaints on March 14, 1997. Discovery has commenced and the court has adjourned the trial date from May 27, 1997 to July 28, 1997.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's Inc. ("Arby's"), a wholly-owned subsidiary of the Company, in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,850,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

    The Company has accruals for all of the above matters aggregating approximately $3,800,000. Based on currently available information and given (i) the DHEC's apparent conclusion in 1994 with respect to the Langley Pond matter,
(ii) the indemnification limitations with respect to the SEPSCO cold storage operations, Langley Pond and the Vaucluse Landfill, (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company does not believe that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

(12) BUSINESS DISPOSITIONS

     SALE OF TEXTILE BUSINESS

     On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemical business of C.H. Patrick & Co., Inc., a wholly-owned subsidiary of the Company, and certain other excluded assets and liabilities (the "Textile Business") to Avondale Mills, Inc. for $236,824,000 in cash, net of expenses and post-closing adjustments. At the closing of the Graniteville Sale, $191,438,000 of long-term debt of the textile segment was repaid. See Note 19 to the consolidated financial statements in the Form 10-K for further discussion of the Graniteville Sale.

     The results of operations of the Textile Business have been included in the accompanying condensed consolidated statement of operations for the three-month period ended March 31, 1996. See below for supplemental pro forma condensed consolidated summary operating data of the Company for the three-month period ended March 31, 1996 giving effect to the Graniteville Sale and the repayment of related debt.

     SALE OF PROPANE BUSINESS

     In July and November 1996 National Propane Partners L.P. (the "Partnership") a limited partnership organized in 1996 to acquire, own and operate the propane business (the "Propane Business") of National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, consummated offerings (the "Offerings") of units in the Partnership. The Offerings comprised an aggregate 6,701,550 common units representing limited partner interests (the "Common Units"), representing an approximate 57.3% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $124,749,000 net of underwriting discounts and commissions and other expenses related to the Offerings. In connection therewith in July 1996 $125,000,000 of long-term debt associated with the Propane Business was issued and $128,469,000 of existing debt of the Propane Business was repaid (collectively with the formation of the Partnership, the Offerings and certain related transactions, the "Propane Transactions"). See Notes 13 and 19 to the consolidated financial statements in the Form 10-K for further discussion of the Propane Transactions.

     The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for the three-month period ended March 31, 1996 gives effect to the Graniteville Sale and the repayment of related debt
(see above) and, in a second step, the Propane Transactions, as if such transactions had been consummated as of January 1, 1996. The pro forma effects of the Propane Transactions include (i) the addition of the estimated stand-alone general and administrative costs associated with the operation of the Propane Business as a partnership, (ii) net decreases to interest expense reflecting (a) the elimination of interest expense on the $128,469,000 of refinanced debt of the Propane Business partially offset by the interest expense associated with $125,000,000 of new debt and (b) the reduction in interest expense resulting from the assumed repayment of other debt of the Company with the $114,680,000 net proceeds from the Offerings ($124,749,000) and the issuance of $125,000,000 of new debt ($118,400,000, net of $6,600,000 of related deferred debt costs), net of the repayment of existing debt ($128,469,000) and (iii) the net benefit from income taxes and increase in minority interests in income of consolidated subsidiaries resulting from the effects of the above transactions and related transactions which do not affect consolidated pretax earnings. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                                                      PRO FORMA
                                                                PRO FORMA          FOR THE SALE OF
                                                              FOR THE SALE OF    THE TEXTILE BUSINESS
                                                                THE TEXTILE         AND THE PROPANE
                                                                  BUSINESS            TRANSACTIONS
                                                                  --------            ------------
   Revenues.....................................................  $215,149              $215,149
   Operating profit.............................................    21,007                20,632
   Income (loss) before extraordinary charge....................     2,705                  (338)
   Income (loss) before extraordinary charge per share..........       .09                  (.01)

(13) SUBSEQUENT EVENT

     SALE OF RESTAURANTS

     On  May 5,  1997  certain  of the  principal  subsidiaries  comprising  the
Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1,379,000 and the assumption by RTM of an aggregate $69,517,000 in mortgage and equipment notes payable and capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and will pay royalties to the Company at a rate of 4% of those restaurants' net sales. In the fourth quarter of 1996 the Company recorded a charge to reduce the carrying value of the long-lived assets associated with the restaurants sold (reported as "Assets held for sale" in the accompanying condensed balance sheets) to their estimated fair values and, accordingly, the Company does not expect the sale to result in any substantial gain or loss. The results of operations of the sold restaurants have been included in the accompanying condensed consolidated statements of operations for the three-month periods ended March 31, 1996 and March 30, 1997 and will continue to be reported in the Company's results of operations through the May 5, 1997 date of sale. The following unaudited supplemental pro forma consolidated summary operating data of the Company for the three-month period ended March 30, 1997 gives effect to the sale of the restaurants as if such sale had been consummated as of January 1, 1997. The pro forma effects of the sale of restaurants include (i) the elimination of the sales, cost of sales, advertising, selling and distribution expenses and allocated general and administrative expenses related to the sold restaurants,
(ii) the recognition of royalties from the sales of the sold restaurants at the rate of 4%, (iii) the elimination of the interest expense related to the debt assumed by RTM and (iv) the income tax tax effects of the above. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such sale actually been consummated on January 1, 1997 or of the Company's future results of operations and are as follows (in thousands except per share amount):


   Revenues..........................................$   155,352
   Operating profit..................................     16,452
   Net loss..........................................       (630)
   Net loss per share................................       (.02)


   In connection with the assumption of the mortgage and equipment notes payable, the Company will recognize an extraordinary charge of $1,800,000 in the second quarter of 1997 consisting of the write-off of previously unamortized deferred financing costs of $2,950,000 net of income tax benefit of $1,150,000.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's four business segments are described therein. Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II - Other Information" preceding "Item 1".

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 ended on March 30, 1997. For purposes of this management's discussion and analysis, the period from January 1, 1997 to March 30, 1997 is referred to below as the three months ended March 30, 1997 or the 1997 first quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

                                                REVENUES        OPERATING PROFIT
                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                          ------------------   ------------------
                                           MARCH 31, MARCH 30,  MARCH 31, MARCH 30,
                                              1996     1997       1996     1997
                                              ----     ----       ----     ----
                                                         (IN THOUSANDS)
    Beverages.............................. $ 70,322  $ 64,522   $ 5,474  $5,748
    Restaurants.............................. 67,096    65,448     2,176   5,270
    Propane ................................. 59,981    59,185    12,224   8,493
    Textiles................................ 131,494    16,246     5,544   1,291
    Unallocated general corporate expenses...   --       --            2  (3,226)(a)
                                            --------  --------   ------- -------
                                            $328,893  $205,401   $25,420 $17,576
                                            ========  ========   ======= =======


          (a) The increase in unallocated general corporate expenses principally reflects fixed expenses which are no longer being charged as management fees by Triarc to (i) the Textile Business subsequent to its April 1996 sale (see below) and to the propane segment subsequent to its initial public offering and operation as a partnership beginning in July 1996 (see below).

    Revenues, excluding sales of $121.0 million for the three months ended March 31, 1996 associated with the Textile Business sold on April 29, 1996 (see below), decreased $2.5 million to $205.4 million in the three months ended March 30, 1997.

          Beverages - Revenues decreased $5.8 million (8.2%) due to (i) a $4.1 million decrease in sales of finished goods principally reflecting (a) the elimination of $3.2 million of sales to MetBev, Inc., a former distributor of the Company's beverage products in the New York City metropolitan area (where the Company continues to sell concentrate) and (b) a $0.8 million reduction in the sales of finished Royal Crown Premium Draft Cola ("Draft Cola") which the Company no longer sells and (ii) a $1.7 million decrease in concentrate sales reflecting decreases in (a) branded sales ($1.0 million) due to volume declines which were adversely affected by soft bottler case sales and the timing of shipments to bottlers, partially offset by a higher average concentrate selling price and (b) private label sales ($0.7 million) due to a volume decrease reflecting the timing of shipments to the Company's private label customer.

          Restaurants - Revenues decreased $1.6 million (2.5%) due to a $2.5 million decrease in net sales of company-owned restaurants, partially offset by a $0.9 million increase in royalties and franchise fees. The $2.5 million decrease in net sales of company-owned restaurants reflects a $1.2 million decrease due to two less days in the 1997 quarter, a $0.7 million (1.3%) decline in same-store sales and a $0.6 million decrease resulting from an average of 15 fewer company-owned restaurants in the 1997 period. The $0.9 million increase in royalties and franchise fees is due to an average net increase of 89 (3.4%) franchised restaurants, a 2.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates and a 1.0% increase in same- store sales of franchised restaurants. (See below under "Liquidity and Capital Resources" for a discussion of the May 1997 sale of all company-owned restaurants).

          Propane - Revenues decreased $0.8 million (1.3%) due to (i) the $7.1 million effect of lower propane volume reflecting the substantially warmer winter in the 1997 period and (ii) a $0.6 million decrease in revenues from other product lines, significantly offset by the $6.9 million effect of passing on higher propane costs to customers.

          Textiles - (including specialty dyes and chemicals) - As discussed further in the Form 10-K, on April 29, 1996 the Company sold its textile business segment other than its specialty dyes and chemicals business and certain other excluded assets and liabilities (the "Textile Business"). Principally as a result of such sale, revenues of the textile segment decreased $115.2 million (87.6%) reflecting the $121.0 million of revenues of the Textile Business in the first quarter of 1996. Overall revenues of the specialty dyes and chemicals business decreased $1.5 million (8.5%), reflecting price competition pressures and a continued cyclical downturn in the denim segment of the textile industry, while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $5.8 million (55.1%) to $16.2 million in the 1997 first quarter as revenues from sales of $6.9 million to the purchaser of the Textile Business subsequent to the April 29, 1996 sale of such business were no longer eliminated in consolidation as intercompany sales.

    Gross profit (total revenues less cost of sales), excluding gross profit of $11.8 million for the three months ended March 31, 1996 associated with the Textile Business, decreased $1.6 million to $79.5 million in the three months ended March 30, 1997 due to (i) the decrease in revenues of such businesses discussed above and (ii) lower gross margins (gross profit divided by total revenues) in the propane business partially offset by higher gross margins in the other existing businesses.

          Beverages - Margins increased to 58.1% from 54.2% principally due to (i) the recognition of $1.5 million in the 1997 first quarter resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 first quarter and (ii) the higher proportion of higher-margin concentrate sales compared with finished product sales reflecting the lower sales of finished goods discussed above.

          Restaurants - Margins increased to 37.3% from 30.5% due primarily to (i) the absence in the 1997 first quarter of depreciation and amortization on all long-lived restaurant assets held for sale, which had been written down to their estimated fair values as of December 31, 1996 and are no longer depreciated or amortized while they are held for sale and (ii) the $0.9 million increase in royalties and franchise fees with no associated cost of sales.

          Propane - Margins decreased to 25.1% from 31.4% due to the effect of higher propane costs which, while substantially passed on to customers, resulted in lower gross margins relative to the higher selling prices as the incremental gross profit per gallon sold remained relatively unchanged and, to a lesser extent, a continuing shift in customer mix toward lower-margin commercial accounts.

          Textiles - As noted above, the Textile Business was sold in April 1996. As a result, for the three months ended March 30, 1997, margins for the textile segment increased to 17.0% from 11.8% reflecting the higher-margin revenues of the remaining specialty dyes and chemicals business which decreased to 17.0% from 21.1% due to the aforementioned pricing pressures.

    Advertising, selling and distribution expenses decreased $3.2 million to $29.3 million in the three months ended March 30, 1997 principally due to (i) a $3.0 million decrease reflecting the sale of the Textile Business in April 1996 and (ii) $0.8 million of lower expenses in the beverage segment due to the elimination of advertising expenses related to Draft Cola, both partially offset by a $0.5 million increase in the expenses of the propane segment principally due to higher delivery vehicle expenses.

    General and administrative expenses decreased $4.3 million to $30.7 million in the three months ended March 30, 1997 principally due to a $4.4 million decrease reflecting the sale of the Textile Business.

     The facilities relocation and corporate restructuring charge in the 1997 first quarter principally consists of employee severance costs incurred through March 30 associated with restructuring the restaurant segment in connection with the sale of all company-owned restaurants (see below) and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, which is being centralized in the White Plains, New York headquarters of Mistic Brands Inc. ("Mistic"), a wholly-owned subsidiary of the Company. An additional charge for facilities relocation and corporate restructuring of approximately $5.5 million relating to additional employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment and additional costs associated with the relocation of the Royal Crown headquarters is expected to be incurred principally in the second quarter of 1997.

    Interest expense decreased $6.4 million to $15.7 million in the three months ended March 30, 1997 due to lower average levels of debt reflecting repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale in April 1996 and (ii) $34.7 million principal amount of a 9 1/2% promissory note in July 1996 and the full period effect of the payment prior to maturity of the $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") on February 22, 1996, partially offset by increased borrowings at C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of the Company, under the Patrick Facility (see below under "Liquidity and Capital Resources") entered into in May 1996 ($33.8 million outstanding as of March 30,
1997).

    Other income, net increased $2.9 million to $4.1 million in the three months ended March 30, 1997. Such increase principally resulted from (i) a $1.8 increase in investment income (principally interest) resulting from the Company's increased portfolio of cash equivalents and short-term investments as a result of proceeds in connection with the sales of (a) 57.3% of the Company's propane business principally in July 1996 and (b) the Textile Business in April 1996 and (ii) a $0.5 million increase in net gains on sales of properties.

    The provisions for income taxes represent annual effective tax rates of 51% and 60% estimated as of March 30, 1997 and March 31, 1996, respectively. Such rate is lower for the 1997 quarter principally due to the inclusion in pre-tax income of non-taxable minority interests in the net income of the propane business (see below).

    The minority interests in net income of consolidated subsidiary of $4.1 million in the 1997 first quarter represent the limited partners' 57.3% interests (principally sold in July 1996) in the net income of National Propane Partners, L.P. (the "Partnership"), a partnership formed in 1996 to acquire, own and operate the Company's propane business.

    The extraordinary charge in the 1996 period results from the early extinguishment of the 11 7/8% Debentures in February 1996 comprised of the writeoff of previously unamortized original issue discount of $1.8 million and deferred financing costs of $0.4 million, both net of income tax benefit of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash and cash equivalents (collectively "cash") and short-term investments decreased $27.1 million during the three months ended March 30, 1997 to $179.0 million reflecting a decrease in cash of $33.9 million to $120.5 million. Such decrease in cash primarily reflects cash used by (i) investing activities of $28.5 million and (ii) financing activities of $8.9 million partially offset by cash provided by operating activities of $2.2 million. The net cash provided by operating activities principally reflects (a) non-cash charges for (i) depreciation and amortization of $8.4 million and (ii) minority interests in income of consolidated subsidiaries of $4.1 million and (b) $1.2 million of other adjustments to reconcile net loss to net cash provided by operating activities, partially offset by the net loss of $1.2 million and cash used in changes in operating assets and liabilities of $10.3 million. The cash used in changes in operating assets and liabilities of $10.3 million principally reflects an increase in receivables of $5.0 million and a decrease in accounts payable and accrued expenses of $5.8 million. The increase in receivables reflects (i) a seasonal increase at Mistic and (ii) slower collections at Royal Crown, both partially offset by a seasonal decrease in the propane business. The decrease in accounts payable and accrued expenses principally reflects (i) semi-annual interest payments made during the first quarter of 1997 and (ii) the decrease in the cost of propane purchased in March 1997 compared with December 1996 offset by increases due to (i) the seasonal increase in inventories at Mistic and (ii) the timing of payments of accruals other than interest. The Company expects continued positive cash flows from operations for the remainder of 1997. The net cash used in investing activities principally reflected (i) a $20.0 million non-refundable deposit made by the Company in the first quarter of 1997 for the acquisition of Snapple Beverage Corp. (see below), (ii) net purchases of short-term investments of $6.5 million, (iii) capital expenditures of $2.6 million and (iv) business acquisitions of $0.5 million, partially offset by $1.5 million of proceeds from sales of properties. The net cash used in financing activities reflects long-term debt repayments of $5.8 million and $3.5 million of distributions paid on the Common Units in the Partnership (see below).

    Working capital (current assets less current liabilities) was $168.1 million at March 30, 1997, reflecting a current ratio (current assets divided by current liabilities) of 1.7:1. Such amount represents a decrease in working capital of $27.2 million from December 31, 1996 principally reflecting the $27.1 million decrease in cash and short-term investments discussed above.

    On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's restaurant system, all of the 355 company-owned restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1.4 million and the assumption by RTM of mortgage and equipment notes payable to FFCA Mortgage Corporation ("FFCA") of $54.6 million (the "FFCA Borrowings") and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and will pay royalties to the Company at a rate of 4% of those restaurants' net sales. As part of the transaction, RTM has agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. This is in addition to a commitment RTM previously entered into to build an additional 210 Arby's restaurants.

    As a result of the sale of company-owned restaurants to RTM, the Company's remaining restaurant operations will be exclusively franchising. Royalties and franchise fees should increase during the remainder of 1997 as a result of the aforementioned royalties relating to the restaurants sold to RTM. The Company believes that, without the restaurant operations, it will be able to reduce the operating costs of the restaurant segment and, together with substantially reduced capital expenditure requirements, improve the restaurant segment's cash flows.

    Under the Company's various credit arrangements (which are described in detail in Note 13 to the consolidated financial statements contained in the Form 10-K), the Company has availability as of March 30, 1997 as follows: $14.5 million (see below) available under the $15.0 million revolving credit portion of a $50.0 million revolving credit and term loan facility (the "Patrick
Facility") maintained by C.H. Patrick, $15.0 million available for working capital and general business purposes of the propane business under a $55.0 million bank credit facility (the "Propane Bank Credit Facility") maintained by National Propane, L.P. (the "Operating Partnership"), a subpartnership of the Partnership, exclusive of $35.5 million available for business acquisitions and capital expenditures for growth and $2.9 million available under the $20.0 million revolving credit portion of an $80.0 million credit agreement (the "Mistic Bank Facility") maintained by Mistic. The Patrick Facility was amended on May 1, 1997 to temporarily reduce the maximum borrowings under the revolving credit portion to $7.0 million until certain levels of profitability are achieved ($5.5 million available as of May 1, 1997, net of borrowings).

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and short-term investments are pledged as security. In addition, obligations under (i) the $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "Senior Notes") of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's Inc. ("Arby's"), (ii) the $125.0 million amount of 8.54% first mortgage notes due June 30, 2010 of the Partnership and the Propane Bank Credit Facility have been guaranteed by National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company and a general partner of the Partnership and (iii) the Mistic Bank Facility and the Patrick Facility have been guaranteed by Triarc. All of the obligations to FFCA, consisting of (i) the FFCA Borrowings assumed by RTM and (ii) approximately $3.0 million of debt retained by a subsidiary of RCAC following the sale of restaurants to RTM, has been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, Mistic and C.H. Patrick is pledged as well as approximately 2% of the Unsubordinated General Partner Interest (see below). Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, it is pledged in connection with the Partnership Loan (see below).

    The Company's debt instruments require aggregate principal payments of $12.0 million during the remainder of 1997. Such repayments consist of $5.0 million and $1.9 million of term loan repayments under the Mistic Bank Facility and the Patrick Facility, respectively, and $5.1 million of other debt repayments. Such required payments do not include any amounts for (i) the revolving loans under the Mistic Bank Facility ($7.5 million outstanding at March 30, 1997) which must be paid down to zero between October 1, 1997 and March 31, 1998.

    Consolidated capital expenditures amounted to $2.6 million for the 1997 first quarter. The Company expects that capital expenditures during the remainder of 1997, exclusive of those of the propane segment, will approximate $3.7 million. These planned expenditures include expenditures of (i) $1.6 million in the beverage segment, (ii) $1.5 million in the specialty dyes and chemical business and (iii) $0.5 million in the restaurant segment which is significantly less than 1996 as a result of the cessation of restaurant-related spending as a result of the sale of all company-owned restaurants to RTM. In addition, capital expenditures for the remainder of 1997 for the propane segment for growth capital and maintenance capital expenditures are anticipated to be $4.6 million. As of March 30, 1997 there were approximately $2.0 million of outstanding commitments for such capital expenditures.

     As a result of the sale of the company-owned restaurants to RTM and certain other asset disposals, RCAC will be required to reinvest approximately $7.1 million in core business assets through October 1997 by way of capital expenditures (including certain of those above) and/or business acquisitions, in accordance with the indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture"). In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. During the 1997 first quarter the Company acquired a propane distributor for cash of $0.5 million and an obligation of $0.3 million subject to downward adjustment. Further, in April 1997 the Company acquired two additional propane distributors for cash of $3.9 million and other consideration of $0.3 million. More significantly, on March 27, 1997 Triarc announced that it had entered into a definitive agreement to acquire Snapple Beverage Corp. ("Snapple") from The Quaker Oats Company for $300.0 million, subject to certain post-closing adjustments. The acquisition is expected to be consummated during the second quarter of 1997, subject to customary closing conditions. Triarc has entered into a commitment letter with third party lenders to finance a portion of the purchase price. In connection with such financing it is anticipated that the existing Mistic Bank Facility ($67.9 million outstanding at March 30, 1997) would be repaid. During the 1997 first quarter, Triarc deposited into an escrow account a $20.0 million non-refundable advance toward the purchase price for Snapple. Snapple is a producer and seller of premium beverages and had sales for 1996 and the first quarter of 1997 of approximately $550.0 million and $97.0 million, respectively.

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS has issued notices of proposed adjustments increasing taxable income by approximately $145.0 million, the tax effect of which has not yet been determined. The Company is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company expects to be required to make payments in the latter part of 1997 relating to the portion of the adjustments that are agreed to.

     Under a program announced in July 1996, management of the Company has been authorized to repurchase until July 1997, up to $20.0 million of its Class A Common Stock. During 1996, the Company repurchased 44,300 shares of Class A Common Stock for an aggregate cost of $0.5 million. No shares were repurchased during the 1997 first quarter. The Company remains authorized to make additional purchases through June 1997 when and if market conditions warrant.

     As of March 30, 1997 the Company's most significant cash requirement for the remainder of 1997 is funding for the proposed Snapple acquisition which it expects to meet through a combination of (i) existing cash and cash equivalents and short-term investments ($179.0 million at March 30, 1997) and (ii) third party financing. In addition to the Snapple acquisition, the Company's cash requirements, exclusive of those of the propane segment and of operations, for the remainder of 1997 consist principally of (i) capital expenditures of approximately $3.7 million including $1.2 million relating to RCAC, (ii) amounts required to be reinvested under the Senior Note Indenture for additional capital expenditures and/or acquisitions through October 1997 of approximately $7.1 million net of any capital expenditures included in the $1.2 million of planned capital expenditures above disbursed through October 1997, (iii) debt principal payments currently aggregating $12.0 million, (iv) acquisitions in addition to Snapple, (v) payments related to the portion of proposed adjustments agreed to from income tax examinations and (vi) treasury stock purchases, if any. In addition, consolidated cash requirements with respect to the propane segment for the remainder of 1997 consist principally of (i) quarterly distributions by the Partnership to holders of the Common Units estimated to be $10.5 million (see below), (ii) capital expenditures of $4.6 million and (iii) business acquisitions including cash of $3.9 million for the two propane distributors acquired in April 1997. The Company anticipates meeting such requirements through existing cash and cash equivalents and short-term investments, cash flows from operations and availability under the Propane Bank Credit Facility, the Patrick Facility and the Mistic Bank Facility.

    On October 29, 1996, Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (operated through Mistic and RCAC) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to the Company and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact of the proposed acquisition of Snapple on the anticipated structure of the Spinoff Transactions.

TRIARC

    Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its cash on hand and short-term investments ($141.6 million as of March 30, 1997) and investment income on its cash equivalents and short-term investments and cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the providing of certain management services and payments under certain tax-sharing agreements with certain subsidiaries.

    Triarc's principal subsidiaries, other than CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during the remainder of 1997 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership to pay dividends. Such cash flows are principally quarterly distributions from the Partnership on the Subordinated Units and the Unsubordinated General Partner Interest (see below). While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and, as of March 30, 1997, RCAC was unable to make any loans or advances to CFC Holdings.

     Triarc's indebtedness to subsidiaries aggregated $72.7 million as of March 30, 1997. Such indebtedness consists of a loan payable to the Partnership of $40.7 million ("the Partnership Loan"), a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note") and a $2.0 million demand note to a subsidiary of RCAC. The Partnership Loan bears interest at 13 1/2% and is due in equal annual amounts of approximately $5.1 million commencing 2003 through 2010. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive advances from National Propane equal to such cash interest. Triarc's intercompany indebtedness requires no principal payments during the remainder of 1997, assuming no demand is made under the $30 Million Note, and none is anticipated, or the $2.0 million note payable to a subsidiary of RCAC.

    Triarc's principal cash requirements for the remainder of 1997 are a portion of the funding for the proposed acquisition of Snapple, general corporate expenses, a $6.2 million capital contribution made by Triarc in May 1997 to a subsidiary of RCAC in connection with the sale of restaurants to RTM, any required advances to RCAC and Mistic (see below), payments related to the portion of proposed adjustments agreed to from income tax examinations and interest due on the Partnership Loan. Triarc expects to experience negative cash flows from operations for its general corporate expenses for the remainder of 1997 since its general corporate expenses will exceed reimbursements by subsidiaries for providing management services, its investment income and distributions from the Partnership. However, considering its cash and cash equivalents and short-term investments, Triarc should be able to meet all of its cash requirements discussed above for the remainder of 1997.

RCAC

    RCAC's cash requirements for the remainder of 1997 consist principally of capital expenditures and business acquisitions not less than the approximately $7.1 million required to be reinvested under the Senior Note Indenture through October 1997 and debt principal repayments of $10.5 million including $6.5 million of notes to Triarc repaid in connection with the sale of restaurants discussed above. RCAC anticipates meeting such requirements through existing cash ($16.9 million as of March 30, 1997) and/or cash flows from operations, and borrowings from Triarc to the extent available.

MISTIC

    As of March 30, 1997, Mistic's principal cash requirements for the remainder of 1997 consist principally of $5.0 million of term loan payments. Mistic anticipates meeting such requirements through cash flows from operations and borrowings from Triarc to the extent available.

THE PARTNERSHIP

     As of March 30, 1997 the Partnership is owned 57.3% by outside investors who hold 6.3 million of its common units representing limited partner interests (the "Common Units") and 42.7% by National Propane who holds 4.5 million subordinated units (the "Subordinated Units") and, together with a subsidiary, a combined aggregate 4.0% unsubordinated general partner interest (the "Unsubordinated General Partner Interest") in the Partnership and the Operating Partnership. As of March 30, 1997, the Partnership's principal cash requirements for the remainder of 1997 consist of quarterly distributions (see below) to be paid on the Common Units estimated to be $10.5 million, distributions to be paid on the Subordinated Units and the Unsubordinated General Partner Interest estimated to be $7.9 million, capital expenditures of approximately $4.6 million, (including $3.0 million for maintenance and $1.6 million for growth) and funding for acquisitions including cash of $3.9 million for the two propane distributors acquired in April 1997. cash of $3.9 million. The Partnership expects to meet such requirements through a combination of cash and cash equivalents on hand ($7.0 million as of March 30, 1997), cash flows from operations, including interest income on the Partnership Loan, and availability under the Propane Bank Credit Facility. The Partnership must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partner Interest within 45 days after the end of each fiscal quarter. Accordingly, positive cash flows will generally be used to make such distributions. On April 28, 1997 the Partnership announced it would pay a quarterly distribution for the quarter ended March 31, 1997 of $0.525 per Common and Subordinated Unit to unitholders of record on May 1, 1997 with a proportionate amount for the Unsubordinated General Partner Interest, or an aggregate of $6.1 million, including $2.6 million payable to National Propane related to the Subordinated Units and the Unsubordinated General Partner Interest.

C.H. PATRICK

     As of March 30, 1997, C.H. Patrick's principal cash requirements for the remainder of 1997 consist principally of principal payments under the term loan portion of the Patrick Facility of $1.9 million and capital expenditures of $2.3 million. C.H. Patrick anticipates meeting such requirements through cash flows from operations. Should C.H. Patrick need to supplement its cash flows, it has availability under the revolving credit portion of the Patrick Facility which, as previously discussed, has been reduced to $5.5 million as of May 1, 1997.

LEGAL AND ENVIRONMENTAL MATTERS

    In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code (the "APL Proceeding"). In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner, the former Chief Executive Officer of the Company ("Posner"), or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserts various claims and seeks an undetermined amount of damages from the Company, as well as certain other relief. In April 1994 the Company responded to the complaint by filing an answer and proposed counterclaims and set-offs denying the material allegations in the complaint and asserting counterclaims and set-offs against APL. In June 1995 the bankruptcy court confirmed the plaintiffs' plan of reorganization (the "APL Plan") in the APL Proceeding. The APL Plan provides, among other things, that affiliates of Posner (the "Posner Entities") will own all of the common stock of APL and are authorized to object to claims made in the APL Proceeding. The APL Plan also provides for the dismissal of the APL Litigation. Previously, in January 1995 Triarc received an indemnification pursuant to a settlement agreement entered into by the Company and the Posner Entities on January 9, 1995 relating to, among other things, the APL Litigation. The Posner Entities have filed motions asserting that the APL Plan does not require the dismissal of the APL Litigation. In November 1995 the bankruptcy court denied the motions and in March 1996 the court denied the Posner Entities' motion for reconsideration. Posner and APL have appealed and their appeal is pending.

    In 1987 TXL Corp. ("TXL"), a wholly-owned subsidiary of the Company, was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that TXL may be one of the parties responsible for such contamination. In 1990 and 1991 TXL provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. In April 1995 TXL, at the request of DHEC, submitted a proposal concerning periodic monitoring of sediment dispositions in the pond. In February 1996 TXL responded to a DHEC request for additional information on such proposal. TXL is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, TXL owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by TXL and Aiken County and may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. The United States Environmental Protection Agency conducted an Expanded Site Inspection in January 1994 and in response thereto DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 TXL submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that TXL enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering TXL's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve TXL's April 1995 conceptual investigation approach. The cost of the study proposed by TXL is estimated to be between $125.0 thousand and $150.0 thousand. Since an investigation has not yet commenced, TXL is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the sale of the Textile Business (see above), the Company agreed to indemnify the purchaser for certain costs, if any, incurred in connection with the foregoing matters that are in excess of specified reserves, subject to certain limitations.

     As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO"), a wholly-owned subsidiary of the Company, became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on five of these sites and is ongoing at eight others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1.0 million of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at three other sites. Remediation is expected to commence on the remaining three sites in 1997 and 1998. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1.25 million of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, ten have been remediated through March 30, 1997 at an aggregate cost of $1.0 million. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware that plants on two of the fifteen sites may require demolition in the future.

    In May 1994 National (the entity representative of both the operations of the National Propane and the Partnership) was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of March 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon the new information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $0.8 million to $1.6 million. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred to the Operating Partnership at the closing of the Partnership's July 1996 initial public offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

    In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates that total remediation costs will be approximately $0.7 million, with approximately $225 thousand to $260 thousand expected to be reimbursed by the State of Texas Petroleum Storage Tank
Remediation Fund at one of the two sites, of which $0.5 million has been expended to date.

     In 1994 Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company, and SEPSCO invested approximately $5.1 million in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5.3 million. In January 1997 the bankruptcy trustee commenced avoidance actions against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5.3 million allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and that discovery may reveal additional defenses and intends to vigorously contest the claims. However, it is possible that the trustee will be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is the approximate $5.3 million plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime any amount of the challenged payments, they will be entitled to an unsecured claim for such amount. SEPSCO and Chesapeake Insurance filed answers to the complaints on March 14, 1997. Discovery has commenced and the court has adjourned the trial date from May 27, 1997 to July 28, 1997.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern
District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

    The Company has accruals for all of the above matters aggregating approximately $3.8 million. Based on currently available information and given
(i) DHEC's apparent  conclusion in 1994 with respect to the Langley Pond matter,
(ii) the indemnification limitations with respect to the SEPSCO cold storage operations, Langley Pond and the Vaucluse Landfill, (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company does not believe that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. SFAS 128 also requires the presentation of diluted EPS, which is computed similarly to fully diluted EPS pursuant to existing accounting requirements. SFAS 128 is effective for the Company's fourth quarter of 1997 and, once effective, requires restatement of all prior period EPS data presented. The application of the provisions of SFAS 128 would have had no effect on the reported income (loss) per share for the three-month periods ended
(i) March 30, 1997 since the Company had a net loss or (ii) March 31, 1996 since common stock equivalents had no effect.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

    Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc Companies, Inc. ("Triarc") and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; Triarc not receiving from the Internal Revenue Service a favorable ruling that the spinoff referred to herein will be tax-free to Triarc and its stockholders or the failure to satisfy other customary conditions to closing for transactions of the type referred to herein; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; changes in wholesale propane prices; trends in and strength of the textile industry; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in Triarc's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K"), National Propane Partners, L.P.'s registration statement on Form S-1 and Triarc's, RC/Arby's Corporation's and National Propane Partners, L.P.'s other current and periodic filings with the Securities and Exchange Commission. Triarc will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  LEGAL PROCEEDINGS

     As reported in the 10-K, on February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. Arby's promptly commenced an arbitration proceeding on the ground that the relevant agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is contesting AR's claims vigorously and believes that it has meritorious defenses to AR's various claims.

    As reported in the 10-K, on June 27, 1996, three former court-appointed directors of Triarc commenced an action against Nelson Peltz, Victor Posner and Steven Posner in the United States District Court for the Northern District of Ohio seeking an order returning the plaintiffs to Triarc's Board of Directors, a declaration that the defendants bear continuing obligations to refrain from certain financial transactions under a February 9, 1993 undertaking given by DWG Acquisition Group, L.P., and a declaration that Mr. Peltz must honor all provisions of the undertaking. On May 1, 1997, the court transferred the case to the Southern District of New York as a related matter to a pending New York action brought by the Company against the three former court-appointed directors. (The New York action is described in the 10-K.).

     As reported in the 10-K, in January 1997 the bankruptcy trustee appointed in the case of Prime Capital Corporation ("Prime") (formerly known as Intercapital Funding Resources, Inc.) commenced avoidance actions against SEPSCO and Chesapeake Insurance (as well as actions against certain current and former officers of Triarc or their spouses with respect to payments made directly to them), claiming certain payments to them were preferences or fraudulent transfers. (SEPSCO and Chesapeake Insurance had entered into separate joint ventures with Prime, and the payments at issue were made in connection with termination of the investments in such joint ventures.) Triarc believes, based on advice of counsel, that SEPSCO and Chesapeake Insurance have meritorious defenses to the trustee's claims and that discovery may reveal additional defenses. Accordingly, SEPSCO and Chesapeake Insurance intend to vigorously contest the claims asserted by the trustee. However, it is possible that the trustee may be successful in recovering the payments. SEPSCO and Chesapeake Insurance filed answers to the complaints on March 14, 1997. Discovery has commenced and the court has adjourned the trial date from May 27, 1997 to July 28, 1997.

ITEM 5.   OTHER INFORMATION

    On May 5, 1997, Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company, and Arby's Restaurant Operations Company, each an indirect wholly owned subsidiary of Triarc (collectively, "Sellers"), completed the sale to RTM Partners, Inc. ("Holdco"), an affiliate of RTM, Inc., the largest franchisee in the Arby's system, of all of the stock of two corporations ("Newco") owning all of the Sellers' 355 company-owned Arby's restaurants. The purchase price was approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations.

    In connection with the transaction, the Sellers received options to purchase from Holdco up to an aggregate of 20% of the common stock of Newco. RTM, Holdco and certain affiliated entities also entered into a guarantee in favor of the Sellers and Triarc guaranteeing payment of, among other things, the assumed debt obligations. In addition, Newco agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

       2.1 - Stock Purchase Agreement dated as of March 27, 1997 between The Quaker Oats Company and Triarc, incorporated herein by reference to
             Exhibit 2.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

       3.1 - By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).
 .
       4.1 -Second Consent, Waiver and Amendment dated January 14, 1997 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement dated as of June 26, 1996 among National Propane, L.P. and each of the Purchasers thereunder, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

       10.1 -Triarc's 1993 Equity  Participation  Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).
 .
       10.2 -Form of Non-Incentive Stock Option Agreement under Triarc's 1993 Equity Participation Plan, incorporated herein by reference to
             Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).
 .
       10.3 -Stock Purchase Agreement dated February 13, 1997 among Arby's, Inc. ("Arby's"), Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC"), Arby's Restaurant Operations Company ("AROC"), RTM, Inc. ("RTM") and RTM Partners, Inc. ("Holdco") incorporated herein by reference to
             Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 1997 filed by RC/Arby's Corporation (SEC File No. 0-20286) (the "RCAC 8-K").

       10.4 -Form of Option granted by Holdco in favor of ARDC, ARHC and AROC is incorporated herein by reference to Exhibit 10.2 to the RCAC 8-K.

       10.5 -Form of Guaranty by RTM, Holdco, RTM Management Co.
             LLC and Triarc Restaurants Disposition 1, Inc. ("Newco") in favor of Arby's, ARDC, ARHC, AROC and the Registrant is incorporated herein by reference to Exhibit 10.3 to the RCAC 8-K.

       10.6 -Form  of  Development   Agreement  between  Arby's  and  Newco  is
             incorporated herein by reference to Exhibit 10.4 to the RCAC 8-K.

       27.1 -Financial Data Schedule for the fiscal quarter ended March 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

(b)    Reports on Form 8-K

             The Registrant filed a report on Form 8-K on January 10, 1997 with respect to certain information regarding the Registrant and its subsidiaries in connection with the inclusion of such information in the registration statement on Form S-1 that was filed by National Propane Partners, L.P., a Delaware limited partnership, with respect to its offering of limited partner interests. National Propane Corporation, a subsidiary of the Registrant, is the managing general partner of such limited partnership.

             The Registrant filed a report on Form 8-K on February 21, 1997 with respect to certain subsidiaries of the Registrant entering into a stock purchase agreement with RTM, Inc. and RTM Partners, Inc. ("Holdco") pursuant to which Holdco would acquire all the stock of two subsidiaries of the Registrant owning all 355 Arby's restaurants owned by the Registrants and its subsidiaries.

             The Registrant filed a report on Form 8-K on March 31, 1997 with respect to the Registrant entering into a definitive agreement to acquire Snapple Beverage Corp. from The Quaker Oats Company for $300 million in cash, subject to certain post-closing adjustments. Such report also included certain agreements and documents entered into by or otherwise relating to the Registrant and its subsidiaries.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES




                                    Exhibit Index
                                    -------------

       Exhibit
          No.                        Description

       (a)   Exhibits

       2.1 - Stock Purchase Agreement dated as of March 27, 1997 between The Quaker Oats Company and Triarc, incorporated herein by reference to
             Exhibit 2.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

       3.1 - By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).
 .
       4.1 -Second Consent, Waiver and Amendment dated January 14, 1997 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement dated as of June 26, 1996 among National Propane, L.P. and each of the Purchasers thereunder, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

       10.1 -Triarc's 1993 Equity  Participation  Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).
 .
       10.2 -Form of Non-Incentive Stock Option Agreement under Triarc's 1993 Equity Participation Plan, incorporated herein by reference to
             Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).
 .
       10.3 -Stock Purchase Agreement dated February 13, 1997 among Arby's, Inc. ("Arby's"), Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC"), Arby's Restaurant Operations Company ("AROC"), RTM, Inc. ("RTM") and RTM Partners, Inc. ("Holdco") incorporated herein by reference to
             Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 1997 filed by RC/Arby's Corporation (SEC File No. 0-20286) (the "RCAC 8-K").

       10.4 -Form of Option granted by Holdco in favor of ARDC, ARHC and AROC is incorporated herein by reference to Exhibit 10.2 to the RCAC 8-K.

       10.5 -Form of Guaranty by RTM, Holdco, RTM Management Co.
             LLC and Triarc Restaurants Disposition 1, Inc. ("Newco") in favor of Arby's, ARDC, ARHC, AROC and the Registrant is incorporated herein by reference to Exhibit 10.3 to the RCAC 8-K.

       10.6 -Form  of  Development   Agreement  between  Arby's  and  Newco  is
             incorporated herein by reference to Exhibit 10.4 to the RCAC 8-K.

       27.1 -Financial Data Schedule for the fiscal quarter ended March 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

                       TRIARC COMPANIES, INC. AND SUBSIDIARIES



                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRIARC COMPANIES, INC.
                                    (Registrant)




Date:  May 14, 1997                     By: /S/ JOHN L. BARNES, JR.
                                        ---------------------------
                                        John L. Barnes, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Company)



                                        By: /S/ FRED H. SCHAEFER
                                        ---------------------------
                                        Fred H. Schaefer
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal accounting officer)