Form 10-Q
period 1997-06-29
TRIARC COMPANIES INC
filed 1997-08-18
CIK 30697

-------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                             TRIARC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                          38-0471180
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


       280 Park Avenue, New York, New York                     10017
     (Address of principal executive offices)               (Zip Code)

                                 (212) 451-3000
                                 --------------
              (Registrant's telephone number, including area code)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes (X)     No (  )

             There were 24,012,107 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of July 31, 1997.


-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,              JUNE 29,
                                                                                             1996 (A)                  1997
                                                                                             --------                  ----
                                                                                                   (IN THOUSANDS)
                                                        ASSETS                                       (UNAUDITED)
Current assets:
    Cash and cash equivalents.............................................................$    154,405         $     71,349
    Short-term investments................................................................      51,711               59,724
    Receivables, net......................................................................      80,613              133,570
    Inventories...........................................................................      55,340               87,669
    Assets held for sale..................................................................      71,116                  --
    Deferred income tax benefit ..........................................................      16,409               43,647
    Prepaid expenses and other current assets ............................................      16,068               12,039
                                                                                          ------------         ------------
      Total current assets................................................................     445,662              407,998
Properties, net...........................................................................     107,272              121,926
Unamortized costs in excess of net assets of acquired companies...........................     203,914              290,593
Trademarks................................................................................      57,257              264,633
Deferred costs, deposits and other assets.................................................      40,299               71,840
                                                                                          ------------         ------------
                                                                                          $    854,404         $  1,156,990
                                                                                          ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt.....................................................$     93,567         $     15,777
    Accounts payable......................................................................      52,437               60,905
    Accrued expenses......................................................................     104,483              177,879
                                                                                           -----------         ------------
      Total current liabilities...........................................................     250,487              254,561
Long-term debt............................................................................     500,529              767,737
Deferred income taxes.....................................................................      34,455               78,834
Other liabilities.........................................................................      28,444               50,395
Minority interests........................................................................      33,724               29,859
Stockholders' equity (deficit):
    Common stock..........................................................................       3,398                3,398
    Additional paid-in capital............................................................     161,170              163,752
    Accumulated deficit...................................................................    (111,824)            (147,124)
    Treasury stock........................................................................     (46,273)             (45,000)
    Other  ...............................................................................         294                  578
                                                                                          ------------         ------------
      Total stockholders' equity (deficit)................................................       6,765              (24,396)
                                                                                          ------------         ------------
                                                                                          $    854,404         $  1,156,990
                                                                                          ============         ============



(A)   Derived from the audited consolidated financial statements as of December 31, 1996



          See accompanying notes to condensed consolidated financial statements




                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                ------------------                 ----------------
                                                             JUNE 30,      JUNE 29,           JUNE 30,         JUNE 29,
                                                               1996       1997 (NOTE 1)        1996       1997 (NOTE 1)
                                                               ----       -------------        ----       -------------
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                   (UNAUDITED)

Revenues:
   Net sales................................................$   231,896    $   209,796       $   548,337    $   401,882
   Royalties, franchise fees and other revenues.............     14,581         16,326            27,033         29,641
                                                            -----------    -----------       -----------    -----------
                                                                246,477        226,122           575,370        431,523
                                                            -----------    -----------       -----------    -----------
Costs and expenses:
   Cost of sales............................................    159,529        129,523           395,452        255,406
   Advertising, selling and distribution....................     39,592         51,447            72,100         80,792
   General and administrative...............................     29,646         36,158            64,688         66,872
   Facilities relocation and corporate restructuring .......        --           5,467               --           7,350
   Acquisition related .....................................        --          32,440               --          32,440
                                                            -----------    -----------       -----------    -----------
                                                                228,767        255,035           532,240        442,860
                                                            -----------    -----------       -----------    -----------
     Operating profit (loss)................................     17,710        (28,913)           43,130        (11,337)
Interest expense............................................    (18,922)       (18,261)          (41,063)       (33,963)
Other income, net...........................................        559          2,801             1,797          6,912
                                                            -----------    -----------       -----------    -----------
     Income (loss) before income taxes, minority interests
        and extraordinary charges...........................       (653)       (44,373)            3,864        (38,388)
Benefit from (provision for) income taxes...................     (2,930)        12,265            (5,662)         9,213
Minority interests in (income) loss of consolidated
   subsidiary...............................................        --             939               --          (3,171)
                                                            -----------    -----------       -----------    -----------
     Loss before extraordinary charges......................     (3,583)       (31,169)           (1,798)       (32,346)
Extraordinary charges.......................................     (7,151)        (2,954)           (8,538)        (2,954)
                                                            -----------    -----------       -----------    ------------
     Net loss...............................................$   (10,734)   $   (34,123)      $   (10,336)   $   (35,300)
                                                            ===========    ===========       ============   ===========
Loss per share:
     Loss before extraordinary charges......................$      (.12)   $     (1.04)      $      (.06)   $     (1.08)
     Extraordinary charges..................................       (.24)          (.10)             (.29)          (.10)
                                                            -----------    -----------       -----------    -----------
     Net loss...............................................$      (.36)   $     (1.14)      $      (.35)   $     (1.18)
                                                            ===========    ===========       ===========    ===========







         See accompanying notes to condensed consolidated financial statements




                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED
                                                                                           ---------------------------------
                                                                                           JUNE 30,               JUNE 29,
                                                                                            1996               1997 (NOTE 1)
                                                                                            ----               -------------
                                                                                                  (IN THOUSANDS)
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
    Net loss.................................................................................$ (10,336)         $ (35,300)
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization of properties.........................................   17,668              7,955
         Amortization of costs in excess of net assets of acquired companies and
           trademarks and other amortization.................................................    8,290              8,680
         Amortization of deferred financing costs and in 1996, original issue discount  .....    3,449              2,392
         Write-off of deferred financing costs and in 1996, original issue discount..........    8,119              4,839
         Provision for acquisition related costs, net of payments............................      --              29,621
         Provision for facilities relocations and corporate restructuring, net of payments...   (1,764)             3,060
         Deferred income tax benefit.........................................................   (2,074)            (9,272)
         Minority interests in income of consolidated subsidiary.............................      --               3,171
         Provision for doubtful accounts.....................................................    2,154              1,647
         Loss on sale of restaurants.........................................................      --               2,342
         Other, net..........................................................................   (4,749)             1,883
         Changes in operating assets and liabilities:
           Decrease (increase) in:
              Receivables....................................................................  (12,343)           (11,925)
              Inventories....................................................................  (16,659)               226
              Prepaid expenses and other current assets......................................    1,943              5,974
           Increase (decrease) in accounts payable and accrued expenses  ....................   21,384             (4,741)
                                                                                             ---------          ---------
                  Net cash provided by operating activities..................................   15,082             10,552
                                                                                             ---------          ---------
Cash flows from investing activities:
    Acquisition of Snapple Beverage Corp.....................................................      --            (321,063)
    Other business acquisitions..............................................................      (37)            (5,159)
    Capital expenditures.....................................................................  (11,124)            (6,692)
    Cost of short-term investments purchased.................................................   (2,984)           (22,399)
    Proceeds from short-term investments sold................................................   10,014             18,408
    Proceeds from sales of properties........................................................    1,125              2,358
    Proceeds from sale of the textile business (net of then estimated post-closing
      adjustments and expenses paid of $9,882,000)...........................................  247,387                --
    Other  ..................................................................................     (174)              (105)
                                                                                             ---------          ---------
                  Net cash provided by (used in) investing activities........................  244,207           (334,652)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................   37,427            332,788
    Repayments of long-term debt (including $191,438,000 of long-term debt repaid in
      1996 in connection with the sale of the textile business).............................. (254,326)           (75,410)
    Restricted cash used to repay long-term debt.............................................   30,000                --
    Deferred financing costs.................................................................   (1,745)           (11,300)
    Distributions paid on partnership common units of propane subsidiary.....................      --              (7,036)
    Other  ..................................................................................   (1,193)             1,245
                                                                                             ---------          ---------
                  Net cash provided by (used in) financing activities........................ (189,837)           240,287
                                                                                             ---------          ---------
Net cash provided by (used in) continuing operations.........................................   69,452            (83,813)
Net cash provided by (used in) discontinued operations.......................................     (237)               757
                                                                                             ---------          ---------
Net increase (decrease) in cash and cash equivalents.........................................   69,215            (83,056)
Cash and cash equivalents at beginning of period.............................................   64,205            154,405
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$  133,420         $  71,349
                                                                                             ==========         =========


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and June 29, 1997 (see below), its results of operations for the three-month and six-month periods ended June 30, 1996 and June 29, 1997 (see below) and its cash flows for the six-month periods ended June 30, 1996 and June 29, 1997 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "Form 10-K").

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997 and its second quarter of 1997 commenced on March 31, 1997 and ended on June 29, 1997. Each subsequent quarter of 1997 will consist of 13 weeks. For the purposes of the condensed consolidated financial statements, the period from March 31, 1997 to June 29, 1997 and January 1, 1997 to June 29, 1997 are referred to herein as the three-month and six-month periods ended June 29, 1997, respectively.

     Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)  SIGNIFICANT 1997 TRANSACTIONS

ACQUISITION OF SNAPPLE

     On May 22, 1997 Triarc acquired (the "Acquisition") Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages, from The Quaker Oats Company ("Quaker") for $321,063,000 including cash of $308,000,000 (including $8,000,000 of post-closing adjustments and subject to additional post-closing adjustments), $10,300,000 of estimated fees and expenses and $2,763,000 of deferred purchase price. The purchase price for the Acquisition was funded from
(i) $75,000,000 of cash and cash equivalents on hand and contributed by Triarc to Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company, and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement as amended (the "Credit Agreement" - see Note 6) entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers").

     The Acquisition is being accounted for in accordance with the purchase method of accounting. The allocation of the $321,063,000 purchase price of Snapple to the unaudited Snapple balance sheet as of May 22, 1997, on a preliminary basis subject to finalization, is as follows (in thousands):



                                                                                                  PURCHASE     ADJUSTED FOR
                                                                                                 ACCOUNTING      PURCHASE
                                                                                  SNAPPLE       ADJUSTMENTS     ACCOUNTING
                                                                                  -------       -----------     ----------

                ASSETS

Current assets:
     Receivables, net...........................................................$  40,279    $      --        $    40,279
     Inventories................................................................   33,250         1,875  (a)       35,125
     Deferred income tax benefit................................................   11,746         7,524  (g)       19,270
     Prepaid expenses and other current assets..................................   14,019           --             14,019
                                                                                ---------    ----------       -----------
         Total current assets...................................................   99,294         9,399           108,693

     Properties, net............................................................   26,969        (7,966) (b)       19,003
     Unamortized costs in excess of net assets of acquired companies............      --         88,942  (i)       88,942
     Trademarks ................................................................  272,703       (62,703) (c)      210,000
     Deferred costs, deposits and other assets..................................   15,541        12,001  (d)       27,542
                                                                                ---------    ----------       -----------
                                                                                $ 414,507    $   39,673       $   454,180
                                                                                =========    ==========       ===========

         LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt..........................................$      53    $      --        $        53
     Accounts payable ..........................................................   11,880           --             11,880
     Accrued expenses...........................................................   35,209        20,157  (e)       55,366
                                                                                ---------    ----------       -----------
         Total current liabilities..............................................   47,142        20,157            67,299

     Deferred income taxes......................................................   73,458       (29,124) (g)       44,334
     Other liabilities..........................................................    1,160        20,324  (f)       21,484
     Net assets of Snapple......................................................  292,747        28,316  (h)      321,063
                                                                                ---------    ----------       -----------
                                                                                $ 414,507    $   39,673       $   454,180
                                                                                =========    ==========       ===========


                                                                                                                 DEBIT
                                                                                                                (CREDIT)
                                                                                                                --------

(a)   Adjust "Inventories" to fair value ....................................................................$       1,875
(b)   Adjust "Properties, net" to (i) eliminate refrigerated display cases to conform accounting to the Company's policy of expensing such display cases when purchased  and  placed in  service  ($7,851)  and (ii)  write off other acquired properties which the
         Company plans to abandon ($115) ....................................................................       (7,966)
(c)   Adjust "Trademarks" to reduce the fair value of the trademarks and tradenames, formulas and distribution network of Snapple in accordance with an independent
         appraisal  .........................................................................................      (62,703)
(d)   Adjust "Deferred costs, deposits and other assets" to (i) write up Snapple's investments in affiliates to fair value principally in accordance with an independent appraisal ($13,195)
         and (ii) eliminate Snapple's investment in its own distribution routes ($1,194) ....................       12,001
(e)   Adjust "Accrued expenses" to record (i) the fair value of the current portion of the
         Company's long-term production contracts with copackers which the Company does not anticipate utilizing based on the future volumes projected by the Company ($7,872),
         (ii) the Company's obligations relating to employee severance, stay bonuses and outplacement services for terminated Snapple employees notified at or shortly after the
         Acquisition ($3,799), (iii) obligations related to contracts terminated by the Company for advertising, marketing and product development programs committed to prior to the
         Acquisition ($2,386), (iv) obligations related to packaging materials for product discontinued
         by the Company ($200) and (v) an estimate of other liabilities to be identified by the
         Company in the finalization of the purchase accounting allocation in connection with the
         Acquisition ($5,900)................................................................................      (20,157)
(f)   Adjust "Other liabilities" to record the fair value of the long-term portion of the Company's long-term  production contracts with copackers which the Company does not anticipate utilizing based on future volumes projected by the
         Company ............................................................................................      (20,324)
(g)   Adjust deferred income taxes relating to Snapple and establish the net deferred income tax benefits relating to the purchase accounting adjustments herein consisting of an increase
         to the current asset ($7,524) and a decrease to the noncurrent liability ($29,124)..................       36,648
(h)   Eliminate the "Net assets of Snapple" ($292,747) and record the push-down of the Acquisition
         purchase price ($321,063) to the equity of Snapple .................................................      (28,316)
(i)   Record the excess of the Company's investment in Snapple over the adjusted net assets of Snapple as "Unamortized costs in excess of net assets of acquired companies"
         ("Goodwill").........................................................................................      88,942
                                                                                                              ------------
                                                                                                              $        --
                                                                                                              ============




     The results of operations of Snapple from the May 22, 1997 date of the Acquisition through June 29, 1997 (the "Post-Acquisition Period") have been included in the accompanying condensed consolidated statements of operations. See below under "Sale of Restaurants" for the unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1996 and the six-month period ended June 29, 1997 giving effect to, in addition to the sale of restaurants (see below), the Acquisition and related transactions.

SALE OF RESTAURANTS

     On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment were sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $1,379,000 and the assumption by RTM of an aggregate $54,620,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales effective May 5, 1997. In the fourth quarter of 1996 the Company recorded a charge to reduce the carrying value of the long-lived assets associated with the restaurants sold (reported as "Assets held for sale" in the accompanying condensed consolidated balance sheet at December 31, 1996) to their estimated fair values and, in the second quarter of 1997, recorded a $2,342,000 loss on the sale (included in "Other income, net"), which includes a $1,457,000 provision for the fair value of future lease commitments and debt repayments assumed by RTM for which the Company remains contingently liable if the payments are not made by RTM. The results of operations of the sold restaurants have been included in the accompanying condensed consolidated statements of operations through the May 5, 1997 date of sale. Following the sale of all of its company-owned stores, the Company continues as the franchisor of the more than 3000 store Arby's system.

     The following unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1996 and the six-month period ended June 29, 1997 have been prepared by adjusting such statements of operations, as derived and condensed, as applicable, from (i) the consolidated statement of operations in the Form 10-K and (ii) the condensed consolidated statement of operations appearing herein, respectively, to give effect in a first step to the RTM Sale and in a second step, the Acquisition and related transactions, based on the effect of preliminary estimates of the allocation of the purchase price of Snapple, as if such transactions had been consummated as of January 1, 1996. The revenues and expenses of Snapple for the year ended December 31, 1996 and for the period from January 1, 1997 to the May 22, 1997 Acquisition date (the "Preacquisition Period") have been derived and condensed, as applicable, from (i) the combined statement of certain revenues and operating expenses included in the Snapple audited combined financial statements for the year ended December 31, 1996 included in the Company's Form 8-K/A filed with the SEC on August 5, 1997 (the "Form 8-K/A") and (ii) the combination (the "Preacquisition Statement") of (a) the combined statement of certain revenues and operating expenses included in the Snapple unaudited combined financial statements for the three months ended March 31, 1997 included in the Form 8-K/A and (b) the Snapple unaudited combined statement of certain revenues and operating expenses for the period from April 1, 1997 to May 22, 1997 provided to the Company by Quaker. Such Preacquisition Statement is preliminary and is subject to adjustment upon completion of an audit currently in process. Such unaudited pro forma condensed consolidated statements of operations do not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):



                                                           FOR THE YEAR ENDED DECEMBER 31, 1996

                                                      ADJUSTMENTS     PRO FORMA                      ADJUSTMENTS
                                          AS            FOR THE        FOR THE                         FOR THE
                                       REPORTED        RTM SALE       RTM SALE           SNAPPLE     ACQUISITION         PRO FORMA
                                       --------        --------       --------           -------     -----------         ---------
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                (UNAUDITED)

Revenues:
    Net sales........................$    931,920  $   (228,031) (i)  $   703,889  $      550,800  $        --        $   1,254,689
    Royalties, franchise fees
      and other revenues.............      57,329         9,121  (ii)      66,450             --            --               66,450
                                     ------------   -----------        ----------  --------------  ------------       -------------
                                          989,249      (218,910)          770,339         550,800           --            1,321,139
                                     ------------   -----------        ----------  --------------  ------------       -------------
Costs and expenses:
    Cost of sales....................     652,109      (187,535) (i)      464,574         352,900           --              817,474
    Advertising, selling and
      distribution...................     139,662       (24,764) (i)      114,898         188,400        (6,826) (a)        296,472
    General and administrative.......     131,357        (9,913) (i)      121,444          93,900       (45,322) (b)        170,022
    Reduction in carrying value
       of long-lived assets
       impaired or to be
      disposed of....................      64,300       (58,900) (i)        5,400             --            --                5,400
    Facilities relocation and
      corporate restructuring........       8,800        (2,400) (i)        6,400          16,600           --               23,000
                                     ------------   -----------        ----------  --------------  ------------       -------------
                                          996,228      (283,512)          712,716         651,800       (52,148)          1,312,368
                                     ------------   -----------        ----------  --------------  ------------       -------------
      Operating profit (loss)........      (6,979)       64,602            57,623        (101,000)       52,148               8,771
Interest expense.....................     (73,379)        8,421  (iii)    (64,958)            --        (28,274) (d)        (93,232)
Gain on sale of businesses, net......      77,000           --             77,000             --            --               77,000
Other income, net....................       7,996           --              7,996             --            --                7,996
                                     ------------   -----------        ----------  --------------  ------------       -------------
      Income (loss) before income
        taxes and minority
        interests.....................      4,638        73,023            77,661        (101,000)       23,874                 535
Provision for income taxes............    (11,294)      (28,406) (v)      (39,700)            --         28,957  (e)        (10,743)
Minority interests in income
  of consolidated subsidiary.........      (1,829)          --             (1,829)            --            --               (1,829)
                                     ------------   -----------        ----------  --------------  ------------       -------------
      Income (loss) before
         extraordinary items.........$     (8,485)  $    44,617        $   36,132  $     (101,000) $     52,831       $     (12,037)
                                     ============   ===========        ==========  ==============  ============       =============
      Income (loss) before
         extraordinary items
         per share...................$       (.28)                     $     1.21                                   $         (0.40)
                                     ============                      ==========                                   ===============





                                                             FOR THE SIX MONTHS ENDED JUNE 29, 1997

                                                      ADJUSTMENTS     PRO FORMA      PREACQUISITION   ADJUSTMENTS
                                          AS            FOR THE        FOR THE          PERIOD OF       FOR THE
                                       REPORTED        RTM SALE       RTM SALE           SNAPPLE      ACQUISITION        PRO FORMA
                                       --------        --------       --------           -------      -----------        ---------
                                                             (IN THOUSAND EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)

Revenues:
    Net sales........................$    401,882   $   (74,195) (i)  $   327,687  $      172,400  $          --       $    500,087
    Royalties, franchise fees
      and other revenues.............      29,641         2,968  (ii)      32,609             --              --             32,609
                                     ------------   -----------        ----------  --------------  --------------      ------------
                                          431,523       (71,227)          360,296         172,400             --            532,696
                                     ------------   -----------        ----------  --------------  --------------      ------------
Costs and expenses:
    Cost of sales....................     255,406       (59,127) (i)      196,279         100,600             --            296,879
    Advertising, selling and
      distribution...................      80,792        (8,145) (i)       72,647          58,700          (3,007)(a)       128,340
    General and administrative.......      66,872        (3,319) (i)       63,553          28,200          (9,955)(b)        81,798
    Facilities relocation and
      corporate restructuring........       7,350        (5,597) (i)        1,753             --              --              1,753
    Acquisition related..............      32,440           --             32,440             --              --             32,440
    Loss on assets held for sale.....         --            --                --        1,404,000      (1,404,000)(c)           --
                                     ------------   -----------        ----------  --------------  --------------      -----------
                                          442,860       (76,188)          366,672       1,591,500      (1,416,962)          541,210
                                     ------------   -----------        ----------  --------------  --------------      ------------
      Operating profit (loss)........     (11,337)        4,961            (6,376)     (1,419,100)      1,416,962            (8,514)
Interest expense.....................     (33,963)        2,756  (iii)    (31,207)            --          (10,969)(d)       (42,176)
Other income, net....................       6,912         1,798  (iv)       8,710             --              --              8,710
                                     ------------   -----------        ----------  --------------  --------------      ------------
      Income (loss) before income
         taxes and minority
         interests...................     (38,388)        9,515           (28,873)     (1,419,100)      1,405,993           (41,980)
Benefit from income taxes............       9,213        (3,701) (v)        5,512             --            4,679 (e)        10,191
Minority interests in income
  of consolidated subsidiary.........      (3,171)          --             (3,171)            --              --             (3,171)
                                     ------------   -----------        ----------  --------------  --------------      ------------
      Loss before
         extraordinary items.........$    (32,346)  $     5,814        $  (26,532) $   (1,419,100) $    1,410,672      $    (34,960)
                                     ============   ===========        ==========  ==============  ==============      ============
      Loss before
         extraordinary items
         per share...................$      (1.08)                     $    (0.89)                                     $      (1.17)
                                     ============                      ==========                                      ============



RTM Sale Pro Forma Adjustments

(i) To reflect the elimination of the sales, cost of sales, advertising, selling and distribution expenses and allocated general and administrative expenses, the reduction in carrying value of long-lived assets impaired or to be disposed of for the year ended December 31, 1996 related to the sold restaurants and the portion of the facilities relocation and corporate restructuring charge associated with restructuring the restaurant segment in connection with the RTM Sale. The allocated general and administrative expenses reflect the portion of the Company's total general and administrative expenses allocable to the operating results associated with the restaurants sold as determined by management of the Company. Such allocated amounts consist of (i) salaries, bonuses, travel and entertainment expenses, supplies, training and other expenses related to area managers who have responsibility for the day-to-day operation of the sold restaurants and (ii) the portion of general corporate overhead (e.g. accounting, human resources, marketing, etc.) estimated to be attributable to the restaurants. Since the Company no longer owns any Arby's restaurants following the RTM Sale but continues to operate as the Arby's franchisor, it has undertaken a reorganization of its restaurant segment eliminating approximately 60 positions in its corporate and field administrative offices and significantly reducing leased office space. The effect of the elimination of income and expenses of the sold restaurants is significantly greater in the year ended December 31, 1996 as compared with the six months ended June 29, 1997 principally due to two 1996 eliminations which did not recur in the 1997 period for (i) the $58,900,000 reduction in carrying value of long-lived assets associated with the restaurants sold and (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale.

(ii) To reflect royalties on the sales of the sold restaurants at the rate of 4%.

(iii)To reflect a reduction to interest expense relating to the debt assumed by RTM.

(iv) To reflect the elimination of the $2,342,000 loss on sale of restaurants and a $544,000 (only the portion related to the restaurant headquarters) gain on termination of a portion of the Fort Lauderdale, Florida headquarters lease for space no longer required by the restaurant segment as a result of the RTM Sale recorded in the six months ended June 29, 1997.

(v) To reflect the income tax effects of the above at the incremental income tax rate of 38.9%.

Snapple Acquisition Pro Forma Adjustments

(a) To reflect adjustments to "Advertising, selling and distribution" expenses as follows (in thousands):


                                                                              YEAR ENDED          SIX MONTHS ENDED
                                                                           DECEMBER 31, 1996        JUNE 29, 1997
                                                                           -----------------        -------------

       Record (reverse) net purchases (depreciation) of
          refrigerated display cases expensed when
          purchased and placed in service....................................$      3,174            $        (879)
       Reverse reported take-or-pay expense for obligations
          associated with long-term production contracts
          as a result of adjustment to fair value............................     (10,000)                  (2,128)
                                                                             ------------            -------------
                                                                             $     (6,826)           $      (3,007)
                                                                             ============            =============



(b) To reflect adjustments to "General and administrative" expenses as follows (in thousands):



                                                                              YEAR ENDED          SIX MONTHS ENDED
                                                                           DECEMBER 31, 1996        JUNE 29, 1997
                                                                           -----------------        -------------

       Record amortization of trademarks and tradenames of $210,000
          over an estimated life of 35 years.................................$      6,000            $       2,334
       Record amortization of Goodwill of $88,942 over  an
          estimated life of 35 years.........................................       2,541                      989
       Reverse reported amortization of intangibles for which no
          amortization was recorded subsequent to March 31, 1997
          when they were written down to the estimated fair values...........     (54,200)                 (13,400)
       Record amortization relating to the excess of fair value of an equity investment over the underlying book value
          over an estimated life of 35 years.................................         337                      122
                                                                             ------------            -------------
                                                                             $    (45,322)           $      (9,955)
                                                                             ============            =============


(c) To reverse the historical loss on sale of assets for the six months ended June 29, 1997 related to the reduction of the carrying value of Snapple in connection with its sale to Triarc.


(d)   To reflect adjustments to "Interest expense" as follows (in thousands):



                                                                              YEAR ENDED          SIX MONTHS ENDED
                                                                           DECEMBER 31, 1996        JUNE 29, 1997
                                                                           -----------------        -------------

       Record interest expense at weighted average rate of
          10.2% on the $330,000 of borrowings at the
          Acquisition date under the Credit Agreement........................$     (33,424)          $     (12,811)
       Record amortization on $11,200 of deferred financing
          costs associated with the Credit Agreement.........................       (1,889)                   (713)
       Reverse reported interest expense on Mistic's former
          bank facility (see Note 6).........................................        6,086                   2,231
       Reverse reported amortization of deferred financing costs
          associated with Mistic's former bank facility......................          953                     324
                                                                             -------------           -------------
                                                                             $     (28,274)          $     (10,969)
                                                                             ==============          =============


(e) To reflect adjustments to "Benefit from (provision for) income taxes" (in thousands):



                                                                              YEAR ENDED          SIX MONTHS ENDED
                                                                           DECEMBER 31, 1996        JUNE 29, 1997
                                                                           -----------------        -------------

       To reflect an income tax benefit on the adjusted  historical
          pretax loss at  39%  (exclusive  of   nondeductible   Goodwill
          write-off  and/or amortization) since no income tax benefit is reflected in the reported historical results of
          operations of Snapple .............................................$      26,286           $      64,506
       To reflect the estimated income tax effect of the
          above adjustments (exclusive of nondeductible
          Goodwill write-off and/or amortization) at 39%.....................        2,671                 (59,827)
                                                                             -------------           -------------
                                                                             $      28,957           $       4,679
                                                                             =============           =============



(f) The accompanying pro forma condensed consolidated statements of operations do not reflect cost savings that the Company believes it will achieve from changes in operating strategies subsequent to the acquisition of Snapple and operational synergies with Mistic. Such savings include cost reductions in domestic advertising and marketing and general and administrative expenses and more cost-efficient international operations. With respect to domestic advertising, the Company plans to reduce such expenditures to approximately $1.90 per case from the pre-Acquisition 1996 level of approximately $2.65 per case through elimination of programs, such as product giveaways, which it considers non-effective, and the reduction of advertising development costs including talent, production and agency costs. The Company believes it can achieve such levels since the 1996 advertising and marketing levels at Mistic were approximately $1.56 per case. Domestic general and administrative expenses are being reduced through space reductions and elimination of excess personnel. The corporate office facilities related to Snapple have been reduced from approximately 50,000 square feet at Quaker's corporate facility to 12,500 square feet at the TBHC facility in White Plains, New York. Further, the Company has reduced administrative personnel, facilitated in part by the integration with Mistic. With respect to international operations, Snapple incurred significant losses in 1996. The Company intends to rationalize its international advertising and marketing and general and administrative expenses similar to its domestic operations in order to eliminate such losses.

SPINOFF TRANSACTIONS

      In October 1996 the Company had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (then operated through Mistic and RC/Arby's Corporation, a wholly-owned subsidiary of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 the Company announced it would not proceed with the Spinoff Transactions as a result of the Acquisition and other complex issues.

(3)   SIGNIFICANT 1996 TRANSACTIONS

SALE OF TEXTILE BUSINESS

      On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemical business of C.H. Patrick & Co., Inc., a wholly-owned subsidiary of the Company, and certain other excluded assets and liabilities (the "Textile Business") to Avondale Mills, Inc. for $236,824,000 in cash, net of expenses and post-closing adjustments. As a result of the Graniteville Sale, the Company recorded a then estimated pre-tax loss of $500,000 included in "Other income, net" (including an $8,367,000 write-off of unamortized Goodwill which has no tax benefit) and an income tax provision of $3,500,000 (exclusive of an extraordinary charge relating to the early extinguishment of debt included in the charges described in Note 11). At the closing of the Graniteville Sale, $191,438,000 of long-term debt of the textile segment was repaid. See Note 19 to the consolidated financial statements in the Form 10-K for further discussion of the Graniteville Sale.

      The results of operations of the Textile Business have been included in the accompanying condensed consolidated statements of operations through April 29, 1996. See below under "Sale of Propane Business" for supplemental pro forma condensed consolidated summary operating data of the Company for the six-month period ended June 30, 1996 giving effect to the Graniteville Sale and the repayment of related debt.

SALE OF PROPANE BUSINESS

      In July and November 1996 National Propane Partners L.P. (the "Partnership") a limited partnership organized in 1996 to acquire, own and operate the propane business (the "Propane Business") of National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, consummated offerings (the "Offerings") of units in the Partnership. The Offerings comprised an aggregate 6,701,550 common units representing limited partner interests (the "Common Units"), representing an approximate 57.3% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $124,749,000 net of underwriting discounts and commissions and other expenses related to the Offerings. In connection therewith, in July 1996 $125,000,000 of long-term debt associated with the Propane Business was issued and $128,469,000 of existing debt of the Propane Business was repaid (collectively with the formation of the Partnership, the Offerings and certain related transactions, the "Propane Transactions"). See Notes 13 and 19 to the consolidated financial statements in the Form 10-K for further discussion of the Propane Transactions.

     The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for the six-month period ended June 30, 1996 gives effect to (i) the Graniteville Sale and the repayment of related debt (see above) and the Propane Transactions, as if such transactions had been consummated as of January 1, 1996. The pro forma effects of the Propane Transactions include (i) the addition of the estimated stand-alone general and administrative costs associated with the operation of the Propane Business as a partnership, (ii) net decreases to interest expense principally reflecting the elimination of interest expense on the $128,469,000 of refinanced debt of the Propane Business partially offset by the interest expense associated with $125,000,000 of new debt and (iii) the net benefit from income taxes and increase in minority interests in income of consolidated subsidiaries resulting from the effects of the above transactions and other related transactions which do not affect consolidated pretax earnings. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

      Revenues................................................$      427,361
      Operating profit........................................        36,335
      Loss before extraordinary charge........................        (1,666)
      Loss before extraordinary charge per share..............          (.06)

(4)   INVENTORIES



      The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):
                                                                                      DECEMBER 31,         JUNE 29,
                                                                                          1996               1997
                                                                                          ----               ----

      Raw materials...................................................................$   25,405         $   33,167
      Work in process.................................................................       467                459
      Finished goods..................................................................    29,468             54,043
                                                                                      ----------         ----------
                                                                                      $   55,340         $   87,669
                                                                                      ==========         ==========


(5)   PROPERTIES

      The  following  is a summary  of the  components  of  properties,  net (in thousands):
                                                                                      DECEMBER 31,         JUNE 29,
                                                                                          1996               1997
                                                                                          ----               ----

      Properties, at cost.............................................................$  224,206         $  235,230
      Less accumulated depreciation and amortization..................................   116,934            113,304
                                                                                      ----------         ----------
                                                                                      $  107,272         $  121,926
                                                                                      ==========         ==========

(6)  LONG-TERM DEBT

     The Credit Agreement consists of $300,000,000 of term loans (the "Term Loans") of which $225,000,000 and $75,000,000 were borrowed by Snapple and Mistic, respectively, at the Acquisition date and are outstanding at June 29, 1997 and a revolving credit line which provides for up to $80,000,000 of revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which $25,000,000 and $5,000,000 were borrowed on the Acquisition date by Snapple and Mistic, respectively, and $28,500,000 is outstanding at June 29, 1997. The aggregate proceeds of the $330,000,000 of borrowings on the Acquisition date were principally utilized (i) for a portion of the purchase price of Snapple (see Note 2), (ii) to repay all of the $70,850,000 then outstanding borrowings under Mistic's former bank credit facility and (iii) to pay fees and expenses related to the Credit Agreement of approximately
$11,200,000. Borrowings under the Credit Agreement bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 5.69% to 5.91% at June 29, 1997) or an alternate base rate (the "ABR"). The ABR (8 1/2% at June 29, 1997) represents the higher of the prime rate or 1/2% over the Federal funds rate. Revolving Loans and one of the Term Loans with an outstanding balance of $100,000,000 at June 29, 1997 bear interest at 2 1/2% over LIBOR or 1 1/4% over ABR until February 1998, at which time such margins are subject to downward adjustment by up to 1% based on the respective borrowers' leverage ratio, as defined. The other two term loans each with outstanding balances of $100,000,000 at June 29, 1997 bear interest at 3% and 3 1/4%, respectively, over LIBOR and 2 1/4% and 2 1/2%, respectively, over the ABR. At June 29, 1997 the outstanding Revolving Loans bear interest at 9 3/4% and the outstanding Term Loans bear interest at a weighted average rate of 10 1/2%. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Revolving Loans are due in full in June 2003 and the Term Loans are due $3,500,000 during the remainder of 1997, $9,500,000 in 1998, $14,500,000 in  1999,  $19,500,000  in  2000,  $24,500,000  in  2001,  $27,000,000  in 2002,
$61,000,000 in 2003,  $94,000,000 in 2004 and $46,500,000 in 2005. The Borrowers
must also make mandatory prepayments in an amount equal to 75% of excess cash flow, as defined. The Credit Agreement contains various covenants which, among other matters, require meeting certain financial amount and ratio tests and prohibit dividends. Substantially all of the domestic assets of Snapple and Mistic and the common stock of Snapple, Mistic and TBHC are pledged as security for obligations under the Credit Agreement.

(7)   STOCKHOLDERS' EQUITY

      On March 20, 1997 the Company granted 1,215,000 stock options at an option price of $12.54 which was below the $14.75 fair market value of the Class A common stock at such date representing an aggregate difference of $2,685,000. Such amount was recorded as an addition to unearned compensation (included in "Other stockholders' equity (deficit)" in the accompanying condensed consolidated balance sheets) and is being amortized as compensation expense over the vesting period of one to three years from the date of grant.

(8)   FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

      The facilities relocation and corporate restructuring charges in the three-month and six-month periods ended June 29, 1997 principally consist of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, which is being centralized in the White Plains, New York headquarters of TBHC.

(9)   ACQUISITION RELATED COSTS

      The Acquisition related costs in the three-month and six-month periods ended June 29, 1997 consist of the following (in thousands):

      Write down glass front vending machines based on the Company's change in estimate of their
          value considering the Company's plans for their future use..........................................$   13,826
      Provide additional reserves for legal matters based on the Company's change in estimate of
          the amounts required reflecting its plans and estimates of costs to resolve such matters............     6,697
      Provide for certain costs in connection with the successful consummation of the Acquisition
          ($3,000) and the Mistic refinancing in connection with entering into the Credit
          Agreement ($1,000)..................................................................................     4,000
      Provide for fees paid to Quaker pursuant to a transition services agreement.............................     2,819
      Reflects the portion of promotional expenses relating to Pre-Acquisition Period as a result of
          the Company's current operating expectations........................................................     2,510
      Provide for costs, principally for independent consultants, incurred in connection with the
          conversion of Snapple to the Company's operating and financial information systems..................     1,603
      Provide additional reserve for doubtful accounts based on the Company's change in
          estimate of the related write-off to be incurred....................................................       985
                                                                                                              ----------
                                                                                                              $   32,440
                                                                                                              ==========


(10)  INCOME TAXES

      The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 increasing taxable income by approximately $145,000,000. Triarc has resolved approximately $102,000,000 of such proposed adjustments and, in connection therewith, the Company expects to pay approximately $13,000,000, including interest, in the fourth quarter of 1997, which amount had been fully reserved in prior years. The Company intends to contest approximately $43,000,000 of the proposed adjustments, the tax effect of which has not yet been determined, at the appellate division of the IRS. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from such examination and other tax matters.

(11)  EXTRAORDINARY CHARGES

      In connection with the early extinguishment or assumption of the Company's 11 7/8% senior subordinated debentures due February 1, 1998, in February 1996, all of the debt of the Textile Business, including its credit facility, in connection with the sale of the Textile Business in April 1996 (see Note 3), $54,620,000 of mortgage and equipment notes payable assumed by RTM in connection with the RTM Sale in May 1997 (see Note 2) and the obligations under the former Mistic credit facility in May 1997 (see Note 6), the Company recognized extraordinary charges consisting of the following (in thousands):




                                                                            THREE MONTHS     SIX MONTHS   THREE AND SIX
                                                                               ENDED           ENDED      MONTHS ENDED
                                                                            JUNE 30, 1996   JUNE 30, 1996 JUNE 29, 1997
                                                                            -------------   ------------- -------------

      Write-off of unamortized deferred financing costs.....................$    5,985        $   6,343      $   4,839
      Write-off of unamortized original issue discount......................       --             1,776            --
      Prepayment penalties (including minimum commissions
         through April 1999)................................................     5,519            5,519            --
                                                                            ----------        ---------      --------
                                                                                11,504           13,638          4,839
      Income tax benefit....................................................     4,353            5,100          1,885
                                                                            ----------        ---------      ---------
                                                                            $    7,151        $   8,538      $   2,954
                                                                            ==========        =========      =========


(12)  LOSS PER SHARE

      The weighted average number of common shares used in the calculations of loss per share were 29,916,000 for the three and six-month periods ended June 30, 1996 and 29,961,000 and 29,931,000 for the three and six-month periods ended June 29, 1997, respectively. Common stock equivalents were not used in the computation of loss per share for such periods since such inclusion would have been antidilutive. Fully diluted loss per share is not applicable for such periods since there were no contingent shares.

(13)  TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") for annual rent as indexed for annual cost of living adjustments which as of May 21, 1997 was increased to $3,258,000 from $2,008,000 in accordance with an amendment to the lease. Also in accordance with such amendment, the Company paid TASCO $2,500,000 in the second quarter of 1997 for
(i) an option to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace one of the aircraft covered under the lease. Such $2,500,000 is being amortized to rental expense over the five-year period. In connection with such lease the Company had rent expense of $1,141,000 for the six-month period ended June 29, 1997. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

      In June and August 1997, two purported class and shareholder derivative actions were commenced against certain current and former directors of the Company (and naming the Company as a nominal defendant). The complaints allege, among other things, that the defendants breached their fiduciary duties in allowing certain bonuses and stock options (collectively, the "Grants") to be granted to the Executives in 1994 and subsequent years, that the Grants were contrary to the Company's 1994 proxy statement and, in the case of one of the two actions, that such proxy statement misrepresented or omitted material facts. The complaints seek, among other things, rescission of certain stock options granted to the Executives and repayment to the Company by the Executives of certain bonuses paid to them. The defendants have not yet responded to the complaints.

(14)  LEGAL AND ENVIRONMENTAL MATTERS

      In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code. In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner, the former Chief Executive Officer of the Company ("Posner"), or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserted various claims and sought an undetermined amount of damages from the Company, as well as certain other relief. In June 1997 Triarc entered into a settlement agreement (the "Settlement Agreement") with Posner and two affiliated entities (including APL). Pursuant to the Settlement Agreement, among other things, (i) Posner and an affiliate paid $2.5 million to the Company and (ii) the APL Litigation was dismissed.

     In 1987 TXL Corp. ("TXL"), a wholly-owned subsidiary of the Company, was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that TXL may be one of the parties responsible for such contamination. In 1990 and 1991 TXL provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. In April 1995 TXL, at the request of DHEC, submitted a proposal concerning periodic monitoring of sediment dispositions in the pond. In February 1996 TXL responded to a DHEC request for additional information on such proposal. TXL is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, TXL owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by TXL and Aiken County and may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. The United States Environmental Protection Agency conducted an Expanded Site Inspection in January 1994 and in response thereto the DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 TXL submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that TXL enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering TXL's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve TXL's April 1995 conceptual investigation approach. The cost of the study proposed by TXL was estimated to be between $125,000 and $150,000. Since an investigation has not yet commenced, TXL is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the Graniteville Sale (see
Note 3), the Company agreed to indemnify the purchaser for certain costs, if any, incurred in connection with the foregoing matters that are in excess of specified reserves, subject to certain limitations.

      As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO"), a wholly-owned subsidiary of the Company, became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on ten of these sites and is ongoing at three others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at four other sites. Remediation is expected to commence on the remaining two sites in 1998 and 1999. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, eleven have been remediated through June 29, 1997 at an aggregate cost of $1,000,000. In addition, SEPSCO is aware of one plant which may require demolition in the future.

      In May 1994 National (the entity representative of both the operations of National Propane prior to the Propane Transactions and the Partnership subsequent thereto - see Note 3) was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of March 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon the new information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $764,000 to $1,559,000. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred to a subpartnership at the closing of the Partnership's July 1996 initial public offering (see Note 3), the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

      In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates that total remediation costs will be approximately $685,000, with approximately $225,000 to $260,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund at one of the two sites, of which approximately $575,000 has been expended to date.

      In 1994 Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company and SEPSCO invested approximately
$5,100,000 in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5,300,000. In January 1997 the bankruptcy trustee commenced avoidance actions against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and that discovery may reveal additional defenses and intends to vigorously contest the claims. However, it is possible that the trustee will be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is the approximate $5,300,000 plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime any amount of the challenged payments, they will be entitled to an unsecured claim for such amount. SEPSCO and Chesapeake Insurance filed answers to the complaints on March 14, 1997. Discovery is ongoing and the court has adjourned the trial date from July 28, 1997 to October 27, 1997.

      On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's Inc. ("Arby's"), a wholly-owned subsidiary of the Company, in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,850,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding in Mexico, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that
(i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

     On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70,000,000 and punitive damages of not less than $200,000,000 against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

      Snapple and Quaker are defendants in a breach of contract case filed on April 16, 1997 in Rhode Island Superior Court by Rhode Island Beverage Packing Company, L.P. ("RIB"), prior to the Acquisition. RIB and Snapple disagree as to whether the co-packing agreement between them had been amended to a) change the end of the term from December 30, 1997 to December 30, 1999 and b) more than double Snapple's take-or-pay obligations thereunder. RIB sets forth various causes of action in its complaint: (1) that Snapple materially breached the agreement, (2) that the agreement was reformed, (3) that Snapple as 50% owner of RIB had a fiduciary duty, which it breached, (4) that the alleged amendment was relied upon and therefore should be enforced, (5) that Snapple breached a partnership agreement with RIB, (6) that the defendants tortiously interfered with RIB contractual relation with its lender and with other prospective contractual relations and (7) that Quaker is liable for the actions of Snapple. RIB seeks reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On June 16, 1997, Snapple and Quaker filed an answer to the complaint in which they denied all liability to RIB, denied the material allegations of the complaint and raised various affirmative defenses.

      The Company has accruals for all of the above matters aggregating approximately $9,400,000. Based on currently available information and given (i) the DHEC's apparent conclusion in 1994 with respect to the Langley Pond matter,
(ii) the indemnification limitations with respect to the SEPSCO cold storage operations, Langley Pond and the Vaucluse Landfill, (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company believes that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will not have a material adverse effect on its consolidated results of operations or financial position.

(15)  SUBSEQUENT EVENTS

C&C SALE

      On July 18, 1997, the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco") for the proceeds of $750,000 in cash and an $8,650,000 note (the "Note") with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i) $2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and (ii) $284,000 relating to future technical services to be performed for Kelco by the Company, both under a contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pre-tax gain of $2,796,000 which will be recognized commencing in the third quarter of 1997 pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Note since realization of the Note is not yet fully assured.

      The  following  unaudited  supplemental  pro  forma  consolidated  summary operating data of the Company for the six-month period ended June 29, 1997 adjusts the appropriate amounts from the unaudited pro forma condensed consolidated statement of operations which gave effect to the RTM Sale and the Acquisition (see Note 2) to give effect to the C&C Sale as if such sale had been consummated as of January 1, 1997. The pro forma effects of such sale include
(i) realization of deferred revenues based on the portion of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco to be fulfilled and fees related to the technical services to be performed, both under the contract with Kelco, (ii) imputation of interest on the deferred revenue,
(iii) recognition of the estimated cost of the concentrate to be sold, (iv) the elimination of the sales, cost of sales, advertising, selling and distribution expenses, general and administrative expenses and other expenses related to the C&C beverage line, (v) accretion of the discount on the Note and (vi) the related income tax effects. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such sale actually been consummated on January 1, 1997 or of the Company's future results of operations and are as follows (in thousands):

     Revenues..............................................$      526,561
     Operating loss........................................        (8,393)
     Loss before extraordinary charge......................       (34,760)
     Loss before extraordinary charge per share............         (1.16)


CABLE CAR ACQUISITION

      On June 24, 1997 the Company entered into a definitive merger agreement with Cable Car Beverage Corporation ("Cable Car"), a distributor of beverages, principally Stewart's brand soft drinks, whereby Triarc will issue shares of its Class A common stock for all of the outstanding stock of Cable Car (the "Cable Car Acquisition") at a ratio of 0.1722 Triarc shares for each outstanding common share of Cable Car. The acquisition will be accounted for under the purchase method of accounting. The preliminary estimated cost of the acquisition is $36,387,000 consisting of (i) the assumed value of $33,303,000 of approximately 1,540,000 Triarc common shares to be issued based on the closing market price on August 14, 1997 of $21 5/8 for Triarc common stock (the "August 14, 1997 Market Price"), (ii) the assumed value of $2,484,000 of 155,411 options to purchase an equal number of shares of Triarc common stock with below market option prices (as of the assumed issuance date of August 14, 1997) based upon the August 14, 1997 Market Price issued in exchange for all of the outstanding Cable Car options and (iii) an estimated $600,000 of costs to be incurred related to the acquisition. The acquisition is currently expected to close during the fourth quarter of 1997 and is subject to certain customary closing conditions.

      The Company has not presented pro forma financial information herein since customary closing conditions required for the Cable Car Acquisition have not yet been satisfied. The following table, however, sets forth summarized financial information of Cable Car for the year ended December 31, 1996 and the six months ended June 30, 1997 derived from its annual report on Form 10-K and its quarterly report on Form 10-Q, respectively.



                                                                             YEAR ENDED           SIX MONTHS ENDED
                                                                          DECEMBER 31, 1996         JUNE 30, 1997
                                                                          -----------------         -------------
                                                                                       (IN THOUSANDS)

          Total revenues.................................................$      18,873             $     12,747
          Operating income...............................................        2,011                    1,240
          Net income.....................................................        1,257                      693
          Total assets (as of period end)................................        7,142                    9,173
          Shareholders' equity (as of period end)........................        5,982                    6,752



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's four business segments are described therein. However, following the sale of all of the 355 company-owned restaurants on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system (see below under "Liquidity and Capital Resources"), the effects of the trends on the restaurant segment are limited to their impact on franchise fees and royalties. Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.

See "Part II - Other Information" preceding "Item 1".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first and second quarters of 1997 ended on March 30 and June 29, 1997, respectively. For purposes of this management's discussion and analysis, the period from January 1, 1997 to June 29, 1997 is referred to below as the six months ended June 29, 1997 or the 1997 first half and the period from March 31, 1997 to June 29, 1997 is referred to below as the three months ended June 29, 1997 or the 1997 second quarter.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 29, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996


                                                                        REVENUES                OPERATING PROFIT (LOSS)
                                                                    SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                    ----------------               ----------------
                                                                   JUNE 30,     JUNE 29,     JUNE 30,          JUNE 29,
                                                                     1996         1997         1996              1997
                                                                     ----         ----         ----              ----
                                                                                    (IN THOUSANDS)

    Beverages.....................................................$  162,334   $  204,918    $ 12,347       $  (23,942)
    Restaurants...................................................   139,719      103,837       7,806            8,456
    Propane ......................................................    88,298       88,688      10,281            8,298
    Textiles......................................................   185,019       34,080      11,045            3,195
    Unallocated general corporate income (expenses) ..............       --           --        1,651  (a)      (7,344)  (b)
                                                                  ----------   ----------    --------       -----------
                                                                  $  575,370   $  431,523    $ 43,130       $  (11,337)
                                                                  ==========   ==========    ========       ===========



         (a)     Includes a $3.0 million release of casualty insurance reserves.

         (b) Reflects a $9.0 million deterioration from the 1996 period principally reflecting fixed expenses which are no longer being charged as management fees by Triarc to (i) the Textile Business subsequent to its April 1996 sale (see below) and (ii) the propane segment subsequent to its initial public offering and operation as a partnership beginning in July 1996 (see below) and the nonrecurring $3.0 million income in the 1996 period noted in (a) above.

     Revenues decreased $143.8 million to $431.5 million in the six months ended June 29, 1997 principally reflecting the $157.5 million of sales associated with the Textile Business (see below) sold on April 29, 1996 and approximately $36.0 million of lower sales for the restaurant segment relative to the RTM Sale on May 5, 1997 as compared with a full six months of sales in the 1996 period, partially offset by $57.9 million of sales in the six months ended June 29, 1997 associated with Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages acquired by the Company from The Quaker Oats Company ("Quaker") on May 22, 1997 (see further discussion below under "Liquidity and Capital Resources"). The changes in revenues by segment are as follows:

         Beverages - Revenues increased $42.6 million (26.2%) due to $57.9 million of revenues in the 1997 period from Snapple partially offset by decreases in sales of finished goods ($12.1 million) and concentrate ($3.2 million) in the Company's beverage businesses other than Snapple. The decrease in sales of finished goods principally reflects (a) the absence in the 1997 first half of $5.8 million of 1996 sales to MetBev, Inc. ("MetBev"), a former distributor of the Company's beverage products in the New York City metropolitan area, and a $1.5 million decrease in sales of other branded finished products of Royal Crown
         Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, in areas other than those serviced by MetBev (where the Company now sells concentrate rather than finished goods), (b) $3.3 million of lower sales of Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company, and (c) a $1.5 million reduction in the sales of finished Royal Crown Premium Draft Cola ("Draft Cola") which the Company no longer sells. Sales of concentrate decreased, despite the shift in sales to concentrate from finished goods noted above, reflecting (i) a $3.6 million decrease in branded sales due to volume declines, which were adversely affected by soft bottler case sales, partially offset by a higher average concentrate selling price and (ii) a $0.4 million increase in private label sales volume.

         Restaurants - Restaurant revenues decreased $35.8 million (25.7%) to $103.8 million due to a $38.5 million (34.2%) decrease in net sales of company-owned restaurants, partially offset by a $2.7 million (9.9%) increase in royalties and franchise fees. The $38.5 million decrease in net sales of company-owned restaurants is almost entirely due to the loss of approximately $36.0 million of sales from the restaurants sold to RTM. The $2.7 million increase in royalties and franchise fees is due to $1.4 million of incremental royalties for the period from May 5, 1997 through June 29, 1997 from the 355 restaurants sold to RTM, an average net increase of 83 (3.2%) other franchised restaurants and a 1.9% increase in same-store sales of franchised restaurants.

         Propane - Revenues increased $0.4 million (0.4%) due to the $7.4 million effect of higher selling prices from passing on to customers a substantial portion of the increased product costs resulting from the record high propane costs this past heating season substantially offset by (i) the $5.7 million effect of lower propane volume reflecting warmer weather in the 1997 period and customer energy conservation due to the higher propane costs partially offset by higher volume from acquisitions of propane distributorships and (ii) a $1.3 million decrease in revenues from other product lines.

         Textiles (including specialty dyes and chemicals) - As discussed further in the Form 10-K, on April 29, 1996 the Company sold its textile business segment other than its specialty dyes and chemicals business and certain other excluded assets and liabilities (the "Textile Business"). Principally as a result of such sale, revenues of the textile segment decreased $150.9 million (81.6%) reflecting the $157.5 million of revenues of the Textile Business in the first half of 1996 prior to its sale. Overall revenues of the specialty dyes and chemicals business decreased $2.9 million (7.9%), reflecting price competition pressures and a cyclical downturn in the denim segment of the textile industry in which the Company's dyes are used, while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $6.6 million (23.8%) to $34.1 million in the 1997 first half due to the full period effect of revenues from sales to the purchaser of the Textile Business subsequent to the April 29, 1996 sale of such business ($14.2 million in the 1997 period and $8.6 million in the 1996 period) which were no longer eliminated in consolidation as intercompany sales.

      Gross profit (total revenues less cost of sales) decreased $3.8 million to $176.1 million in the six months ended June 29, 1997 reflecting in part the gross profit of Snapple of $22.7 million offset by the nonrecurring 1996 gross profit associated with the Textile Business of $16.8 million and the RTM Sale of $6.0 million. Aside from the effects of these transactions, gross profit decreased $3.7 million due to the lower revenues discussed above. The changes in gross margins by segment, which increased in the aggregate, are as follows:

         Beverages - Margins decreased to 51.5% from 53.3% due principally to the inclusion in the 1997 period of lower-margin (39.3%) sales of Snapple in the period from the May 22, 1997 acquisition date to June 29, 1997 ("the Post-Acquisition Period") substantially offset by higher margins in the Company's other beverage businesses principally due to
         (i) the recognition of $1.0 million included in the 1997 first quarter resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 comparable period and (ii) the larger proportion of higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods discussed above. The Snapple margin was adversely impacted by the one-time $2.8 million effect of the sales of all inventories which were written up in the purchase price allocation to fair value to reflect manufacturing profit at acquisition.

         Restaurants  - Margins  increased to 42.9% from 31.9%  primarily due to
         (i) the higher percentage of royalties and franchise fees (with no associated cost of sales) to total revenues in the 1997 first half principally due to the RTM Sale discussed above and (ii) the absence in the 1997 period of depreciation and amortization on all long-lived restaurant assets which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through their May 5, 1997 date of sale.

         Propane - Margins decreased to 22.4% from 26.5% due to the gross profit per propane gallon remaining relatively unchanged while the average sales price per gallon increased 9.5% due to passing on the higher product costs to customers.

         Textiles - As noted above, the Textile Business was sold in April 1996. As a result, for the six months ended June 29, 1997, margins for the textile segment increased to 18.0% from 13.7% reflecting the higher-margin revenues of the remaining specialty dyes and chemicals business which margins decreased to 18.0% from 23.1% due to the aforementioned pricing pressures.

      Advertising, selling and distribution expenses increased $8.7 million to $80.8 million in the six months ended June 29, 1997 reflecting $18.4 million of expenses of Snapple partially offset by (a) $3.8 million of nonrecurring expenses of the 1996 period related to the Textile Business sold in April 1996,
(b) a $3.1 million decrease in the expenses of the beverage segment principally due to (i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) the elimination of advertising expenses for Draft Cola and
(iii) planned reductions in connection with the aforementioned decrease in sales of other Royal Crown branded finished products, all partially offset by higher promotional costs related to Mistic Rain Forest Nectars and a major Mistic advertising campaign and (c) a $3.1 million decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale.

        General and administrative expenses increased $2.2 million to $66.9 million in the six months ended June 29, 1997 due to (i) $5.4 million of expenses of Snapple, (ii) a $3.0 million nonrecurring credit in the 1996 period for the release of casualty insurance reserves and (iii) other inflationary increases, partially offset by (i) $7.6 million of expenses in the 1996 period related to the Textile Business, (ii) reduced spending levels related to administrative support no longer required for the sold restaurants as a result of the RTM Sale, particularly payroll, (iii) reduced travel activity in the restaurant segment prior to the RTM Sale and (iv) lower compensation expense related to grants of below market stock options to employees who have since terminated employment.

        The facilities relocation and corporate restructuring charge of $7.4 million in the six months ended June 29, 1997 principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which has been centralized in the White Plains, New York headquarters of Mistic and Snapple.

     Acquisition related costs of $32.4 million in the six months ended June 29, 1997 associated with the acquisition of Snapple on May 22, 1997 consists of (i) a write-down of glass front vending machines based on the Company's change in estimate of their value considering the Company's plans for their future use ($13.8 million), (ii) a provision for additional reserves for legal matters based on the Company's change in estimate of the amounts required reflecting its plans and estimates of costs to resolve such matters ($6.7 million), (iii) a provision for certain costs in connection with the successful consummation of the acquisition of Snapple and the Mistic refinancing in connection with entering into the Credit Agreement (see below under "Liquidity and Capital Resources") (aggregating $4.0 million), (iv) a provision for fees paid to Quaker pursuant to a transition services agreement whereby Quaker provided certain operating and accounting services for Snapple through the end of the Company's second quarter ($2.8 million), (v) the portion of the Post-Acquisition Period promotional expenses the Company estimates is related to the pre-acquisition period ($2.5 million), (vi) a provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple (under Quaker, Snapple did not have its own independent data processing accounting systems), including costs incurred relating to an aborted system ($1.6 million) and (vii) a provision for additional reserves for doubtful accounts based on the Company's change in estimate of the related write-off to be incurred ($1.0 million).

     Interest expense decreased $7.1 million to $34.0 million in the six months ended June 29, 1997 due to lower average levels of debt reflecting (a) the full period effect of repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996 and (ii) $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") on February 22, 1996,
(b) the repayment prior to maturity of $34.7 million principal amount of a 9 1/2% promissory note (the "9 1/2% Note") on July 1, 1996 and (c) the assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997, all partially offset by the effects of (a) borrowings by Snapple (see below under "Liquidity and Capital Resources") in connection with the May 22, 1997 Snapple acquisition ($248.5 million outstanding as of June 29, 1997) and (b) higher average levels of borrowings at C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of the Company, under the Patrick Facility (see below under "Liquidity and Capital Resources") entered into in May 1996 ($33.8 million outstanding as of June 29, 1997).

     Other income, net increased $5.1 million to $6.9 million in the six months ended June 29, 1997 principally due to (i) a $2.3 million increase in investment income (principally interest) resulting from the Company's increased portfolio of cash equivalents and short-term investments as a result of (a) proceeds in connection with the sale of 57.3% of the Company's propane business in the second half of 1996 and (b) the full period effect in the 1997 period of proceeds in connection with the sale of the Textile Business in April 1996, (ii) a $1.9 million reversal of legal fees incurred in prior years as a result of a cash settlement received from Victor Posner ("Posner") the former Chairman and Chief Executive Officer of the Company, and an affiliate of Posner during the 1997 second quarter, (iii) a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the relocation of the Royal Crown headquarters, (iv) $0.5 million of increased gains on other asset sales and (v) a non-recurring then estimated $0.5 million pre-tax loss on the sale of the Textile Business, all partially offset by a $2.3 million loss from the RTM Sale.

     The benefit from and (provision for) income taxes represent annual effective tax rates of 24% and 147% estimated as of June 29, 1997 and June 30, 1996, respectively. Such rate is lower in the 1997 first half due principally to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") in a period with a pre-tax loss (1997) compared with a period with pre-tax income. In the 1997 period, the effect of Goodwill amortization was partially offset by the inclusion in pre-tax loss of non-taxable minority interests in the net income of the propane business (see below). In the 1996 period, the effect of Goodwill amortization was increased by a $3.0 million tax provision on a $0.5 million pre-tax loss on the sale of the Textile Business of which $8.4 million represents the write-off of unamortized Goodwill.

     The minority interests in net income of a consolidated subsidiary of $3.2 million in the 1997 first half represents the limited partners' 57.3% interests (principally sold in the second half of 1996) in the net income of National Propane Partners, L.P. (the "Partnership"), a partnership formed in 1996 to acquire, own and operate the Company's propane business.

     The extraordinary charges in the 1997 period result from (i) the May 1997 assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and (ii) the refinancing of the bank facility of Mistic (see "Liquidity and Capital Resources") and are comprised of the write-off of $4.9 million of unamortized deferred financing costs, net of the related income tax benefit of $1.9 million. The extraordinary charges in the 1996 period result from the early extinguishment of all debt of the Textile Business in April 1996 and the 11 7/8% Debentures in February 1996 and are comprised of the write-off of $6.3 million of unamortized deferred financing costs and $1.8 million of unamortized original issue discount, and the payment of prepayment penalties and other costs of $5.5 million, both net of income tax benefit of $5.1 million.



THREE MONTHS ENDED JUNE 29, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

                                                                         REVENUES                OPERATING PROFIT (LOSS)
                                                                     THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                     ------------------            ------------------
                                                                    JUNE 30,     JUNE 29,   JUNE 30,          JUNE 29,
                                                                      1996         1997       1996              1997
                                                                      ----         ----       ----              ----
                                                                                          (IN THOUSANDS)

     Beverages...................................................$   92,012   $  140,396    $  6,873        $  (29,690)
     Restaurants.................................................    72,623       38,389       5,630             3,186
     Propane ....................................................    28,317       29,503      (1,943)             (195)
     Textiles....................................................    53,525       17,834       5,501             1,904
     Unallocated general corporate expenses......................       --           --        1,649  (a)       (4,118) (b)
                                                                 ----------   ----------    --------        ----------
                                                                $   246,477  $   226,122     $17,710        $  (28,913)
                                                                ===========  ============    =======        ==========


              (a)    Includes a $3.0 million release of casualty reserves.

              (b) Reflects a $5.8 million deterioration from the 1996 period principally reflecting fixed expenses which are no longer being charged as management fees by Triarc (i) to the propane segment subsequent to its initial public offering and operation as a partnership beginning in July 1996 (see below) and (ii) the Textile Business subsequent to its April 1996 sale (see below) and the $3.0 million nonrecurring income in the 1996 period noted in (a) above.

     Revenues decreased $20.4 million to $226.1 million in the three months ended June 29, 1997 principally reflecting the $36.5 million of sales associated with the Textile Business sold on April 29, 1996 and approximately $36.0 million of lower sales for the restaurant segment relative to the RTM Sale on May 5, 1997 as compared with a full six months of sales in the 1996 period, partially offset by $57.9 million of sales in the three months ended June 29, 1997 associated with Snapple which was acquired by the Company on May 22, 1997 (see further discussion below under "Liquidity and Capital Resources"). The changes in revenues by segment are as follows:

              Beverages - Revenues increased $48.4 million (52.6%) due to $57.9 million of revenues in the 1997 period from Snapple, which was acquired on May 22, 1997, partially offset by decreases in sales of finished goods ($7.9 million) and concentrate ($1.6 million) in the Company's beverage businesses other than Snapple. The decrease in sales of finished goods principally reflects (i) the absence in the 1997 second quarter of $2.6 million of 1996 sales to MetBev and a $1.2 million decrease in sales of other Royal Crown branded finished products in areas other than those served by MetBev, (ii) $3.4 million of lower Mistic sales and (iii) a $0.7 million decrease in sales of Draft Cola. The decrease in concentrate sales reflects a $2.7 million volume decline in branded sales which were adversely affected by soft bottle case sales partially offset by a $1.1 million volume increase in private label sales.

              Restaurants - Revenues decreased $34.2 million (47.1%) due to a $36.0 million (62.0%) decrease in net sales of company-owned restaurants, partially offset by a $1.8 million (12.3%) increase in royalties and franchise fees. The $36.0 million decrease in net sales of company-owned restaurants is due to the RTM Sale. The $1.8 million increase in royalties and franchise fees is due to $1.4 million of incremental royalties from the restaurants sold to RTM, an average net increase of 79 (3.0%) other franchised restaurants and a 2.9% increase in same-store sales of franchised restaurants.

              Propane - Revenues increased $1.2 million (4.2%) due to (i) the $1.4 million effect of higher volume principally resulting from acquisitions of propane distributorships and (ii) the $0.4 million effect of higher selling prices due to increased product costs, both partially offset by a $0.6 million decrease in revenues from other product lines.

              Textiles (including specialty dyes and chemicals) - As noted above, on April 29, 1996 the Company sold the Textile Business. Principally as a result of such sale, revenues of the textile segment decreased $35.7 million (66.7%) reflecting the $36.5 million of revenues of the Textile Business in the second quarter of 1996 prior to its sale. Overall revenues of the specialty dyes and chemicals business decreased $1.4 million (7.4%), reflecting price competition pressures and a cyclical downturn in the denim segment of the textile industry in which the Company's dyes are used, while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $0.8 million (4.6%) to $17.8 million in the 1997 second quarter due to the full period effect of revenues from sales to the purchaser of the Textile Business subsequent to the April 29, 1996 sale of such business ($7.2 million in the 1997 period and $5.6 million in the 1996 period) which were no longer eliminated in consolidation as intercompany sales.

     Gross profit increased $9.7 million to $96.6 million in the three months ended June 29, 1997 principally reflecting $22.7 million of gross profit from Snapple included in the three months ended June 29, 1997 partially offset by the nonrecurring 1996 gross profit associated with the RTM Sale of $6.0 million and the Textile Business of $4.9 million. Aside from the effects of these transactions, gross profit decreased $2.1 million due to the lower revenues discussed above. The changes in gross margins by segment, which increased in the aggregate, are as follows:

              Beverages - Margins decreased to 48.5% from 52.6% principally due to the inclusion in the 1997 quarter of lower-margin (39.3%) sales of Snapple substantially offset by higher margins in the Company's existing beverage businesses principally due to the larger proportion of higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods discussed above. The Snapple margin was adversely impacted by the aforementioned $2.8 million purchase price allocation adjustment.

              Restaurants - Margins increased to 52.4% from 33.3% primarily due to the higher percentage of royalties and franchise fees to total revenues primarily resulting from the RTM Sale.

              Propane - Margins increased slightly to 17.0% from 16.3% due to a decrease in non-product costs.

              Textiles - As noted above, the Textile Business was sold in April 1996. As a result, for the three months ended June 29, 1997, margins for the textile segment increased to 18.9% from 18.2% reflecting the full quarter effect of higher-margin revenues of the remaining specialty dyes and chemicals business which margins decreased to 18.9% from 21.1% due to the aforementioned pricing pressures.

     Advertising, selling and distribution expenses increased $11.9 million to $51.4 million in the three months ended June 29, 1997 principally reflecting the $18.4 million of expenses of Snapple and $1.7 million of higher Mistic promotional costs as noted above partially offset by (a) a $3.2 million decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale,
(b) a $4.0 million  decrease in the expenses of Royal Crown  principally  due to
(i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) planned reductions in connection with the aforementioned decrease in sales of other Royal Crown branded finished products and (iii) the elimination of advertising expenses for Draft Cola and (c) $0.7 million of expenses in the 1996 period related to the Textile Business sold in April 1996.

     General and administrative expenses increased $6.5 million to $36.2 million in the three months ended June 29, 1997 due to (i) the $5.4 million of expenses of Snapple and (ii) the $3.0 million nonrecurring credit in the 1996 quarter for the release of casualty insurance reserves and (iii) other inflationary increases, partially offset by (i) reduced spending levels related to administrative support no longer required for the sold restaurants as a result of the RTM Sale, principally payroll and (ii) $1.9 million of expenses in the 1996 quarter related to the Textile Business.

     The facilities relocation and corporate restructuring charge of $5.5 million in the 1997 second quarter principally consists of additional employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, additional costs associated with the relocation of the Fort Lauderdale headquarters of Royal Crown.

     Acquisition related costs of $32.4 million in the three months ended June 29, 1997 are associated with the May 22, 1997 acquisition of Snapple and are as previously described in the six-month discussion.

     Other income, net increased $2.2 million to $2.8 million in the three months ended June 29, 1997 principally due to (i) a $1.9 million reversal of legal fees incurred in prior years as a result of a cash settlement received during the 1997 second quarter, (ii) a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reduction of the RTM Sale and the relocation of the Royal Crown headquarters, (iii) a $0.5 million increase in investment income resulting from the Company's increased portfolio of cash equivalents and short-term investments and (iv) a nonrecurring then estimated $0.5 million pre-tax loss on the sale of the Textile Business, all partially offset by the $2.3 million loss from the RTM Sale, all as previously discussed in the six-month discussion.

     Interest expense decreased $0.7 million to $18.3 million in the three months ended June 29, 1997 as lower interest expense resulting from (a) the full quarter effect of the repayment prior to maturity of $191.4 million of debt of the Textile Business on April 29, 1996, (b) the repayment prior to maturity of the 9 1/2% Note on July 1, 1996 and (c) the assumption by RTM of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997 was substantially offset by interest on the borrowings by Snapple and the full-period effect of borrowings at C.H. Patrick under its bank facility entered into in May 1996, both described above in the six-month discussion.

     The benefit from income taxes for the three-month period ended June 29, 1997 represents an effective tax rate of 28% while the Company recorded a provision for income taxes of $2.9 million in the three months ended June 30, 1996 despite a loss before income taxes and extraordinary charges of $0.7 million. The lower effective tax benefit rate for the 1997 period compared with the Federal statutory income tax rate of 35% and the provision for 1996 despite a pre-tax loss are due to the effect of the amortization of Goodwill and (i) for the 1997 period, partially offset by the catch-up effect of a year-to-date decrease in the estimated full year 1997 effective tax rate from 51% to 24% which related to the pre-tax income in the first quarter of 1997 compared with a pre-tax loss for the year-to-date period and (ii) for the 1996 period, increased by the aforementioned $3.0 million income tax provision on the $0.5 million pre-tax loss on the sale of the Textile Business.

     The minority interests in net loss of consolidated subsidiary of $0.9 million in the 1997 second quarter represent the limited partners' 57.3% interests (sold in the second half of 1996) in the net loss of the Partnership.

     The extraordinary charges in the 1997 quarter are described in the six-month discussion above. The extraordinary charges in the 1996 period result from the early extinguishment of all debt of the Textile Business in April 1996 comprised of the write-off of $6.0 million of unamortized deferred financing costs and the payment of prepayment penalties and other costs of $5.5 million, net of income tax benefit of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     Aggregate cash and cash equivalents (collectively "cash") and short-term investments decreased $75.0 million during the six months ended June 29, 1997 to $131.1 million reflecting a decrease in cash of $83.1 million to $71.3 million. Such decrease primarily reflects cash used by investing activities of $334.7 million partially offset by cash provided by (i) financing activities of $240.3 million, (ii) operating activities of $10.6 million and (iii) discontinued
operations of $0.7 million. The net cash used in investing activities principally reflected (i) $321.1 million for the acquisition (the "Acquisition") of Snapple (see below), (ii) other business acquisitions of $5.2 million, (iii) capital expenditures of $6.7 million and (iv) net purchases of short-term investments of $4.0 million, partially offset by $2.2 million of proceeds from sales of properties net of other changes . The net cash used in financing activities reflects (i) proceeds of $332.8 million from issuances of long-term debt including $330.0 million of borrowings principally used to finance the Acquisition and to refinance the debt of Mistic and pay related fees and expenses and (ii) other of $1.2 million partially offset by (i) long-term debt repayments of $75.4 million, including $70.9 million of Mistic debt refinanced,
(ii) payment of deferred financing costs of $11.3 million, including $11.2 million in connection with a new $380.0 million credit agreement (see below) and
(iii) $7.0 million of distributions paid on the Common Units in the Partnership (see below). The net cash provided by operating activities principally reflects non-cash charges for (i) depreciation and amortization of $19.0 million, (ii) provision for acquisition related costs net of payments of $29.6 million, (iii) minority interests in income of consolidated subsidiary of $3.2 million and (iv) $4.6 million of other adjustments to reconcile net loss to net cash provided by operating activities partially offset by the net loss of $35.3 million and cash used in changes in operating assets and liabilities of $10.5 million. The cash used in changes in operating assets and liabilities of $10.5 million principally reflects an increase in receivables of $11.9 million and a decrease in accounts payable and accrued expenses of $4.7 million. The increase in receivables reflects (i) a seasonal increase in the beverage business and (ii) to a lesser extent, slower collections at Royal Crown, both partially offset by a seasonal decrease in the propane business. The decrease in accounts payable and accrued expenses principally reflects (i) the paydown of restaurant-related payables and accruals subsequent to the RTM Sale and (ii) a seasonal decrease in the propane business partially offset by increases due to (i) the buildup of accounts payable to normal levels relating to Snapple which had been reduced to unusually low levels prior to the Acquisition and (ii) seasonal increase in inventories at Mistic. The Company expects continued positive cash flows from operations for the remainder of 1997.

     Working capital (current assets less current liabilities) was $153.4 million at June 29, 1997, reflecting a current ratio (current assets divided by current liabilities) of 1.6:1. Such amount represents a decrease in working capital of $41.7 million from December 31, 1996 principally reflecting the $75.0 million decrease in cash and short-term investments discussed above partially offset by $33.3 million of increases, principally Snapple's working capital of $14.4 million as of June 29, 1997 and the $13.3 million net increase in changes in operating assets and liabilities as described above. The effect on working capital of the $71.1 million decrease in "Assets held for sale" was substantially offset by a $69.6 million decrease in current portion of long-term debt resulting from the RTM Sale described below.

     On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to RTM all of the 355 company-owned restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1.4 million and the assumption by RTM of mortgage and equipment notes payable to FFCA Mortgage Corporation ("FFCA") of $54.7 million (the "FFCA Borrowings") and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales.

     As a result of the RTM Sale, the Company's remaining restaurant operations are exclusively franchising. Royalties and franchise fees should be higher in the second half of 1997 as a result of the aforementioned royalties relating to the restaurants sold to RTM. The Company believes that, without the restaurant operations, it will be able to reduce the operating costs of the restaurant segment, a process begun in the second quarter of 1997, and, together with substantially reduced capital expenditure requirements, improve the restaurant segment's cash flows.

     On May 22, 1997 Triarc acquired Snapple, a producer and seller of premium beverages, from Quaker for $321.1 million including cash of $308.0 million (including $8.0 million of post-closing adjustments and subject to additional post-closing adjustments), $10.3 million of estimated fees and expenses and $2.8 million of deferred purchase price. The purchase price for the Acquisition was funded from (i) $75.0 million of cash and cash equivalents on hand and contributed by Triarc to Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic and (ii) $250.0 million of borrowings by Snapple on May 22, 1997 under a $380.0 million credit agreement, as amended (the "Credit Agreement") entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers").

     The Credit Agreement consists of (i) $300.0 million of term loans (the "Term Loans") of which $225.0 million and $75.0 million were borrowed by Snapple and Mistic, respectively, at the Acquisition date and are outstanding at June 29, 1997 and (ii) a revolving credit line (the "Revolving Credit Line") which provides for up to $80.0 million of revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which $25.0 million and $5.0 million were borrowed on the Acquisition date by Snapple and Mistic, respectively, and $28.5 million is outstanding at June 29, 1997. The aggregate proceeds of the $330.0 million of borrowings on the Acquisition date were principally utilized (i) for a portion of the purchase price of Snapple (see above), (ii) to repay all of the $70.9 million then outstanding borrowings under Mistic's former bank credit facility and (iii) to pay fees and expenses related to the Credit Agreement of approximately $11.2 million. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The
Revolving Loans are due in full in June 2003 and the Term Loans are due $3.5 million during the remainder of 1997, $9.5 million in 1998, $14.5 million in 1999, $19.5 million in 2000, $24.5 million in 2001, $27.0 million in 2002, $61.0 million in 2003, $94.0 million in 2004 and $46.5 million in 2005.

     The Borrowers must also make mandatory prepayments in an amount equal to 75% of excess cash flow, as defined. The Credit Agreement contains various covenants which, among other matters, require meeting certain financial amount and ratio tests and prohibit dividends. Substantially all of the domestic assets of Snapple and Mistic and the common stock of Snapple, Mistic and TBHC are pledged as security for obligations under the Credit Agreement.

     Under the Company's various credit arrangements (which are described in detail above and in Note 13 to the consolidated financial statements contained in the Form 10-K), the Company has availability as of June 29, 1997 as follows:
$13.5 million available under the $80.0 million Revolving Credit Line described above in accordance with such agreement's borrowing base, $6.0 million (see below) available under the $15.0 million (temporarily reduced to $7.0 million until certain levels of profitability are achieved) revolving credit portion of a $50.0 million revolving credit and term loan facility (the "Patrick Facility") maintained by C.H. Patrick and $15.0 million available for working capital and general business purposes of the propane business under a $55.0 million bank credit facility (the "Propane Bank Credit Facility") maintained by National Propane, L.P. (the "Operating Partnership"), a subpartnership of the Partnership, exclusive of $31.0 million available for business acquisitions and capital expenditures for growth.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and short-term investments are pledged as security. In addition, obligations under (i) the $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "Senior Notes") of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. ("Arby's"), (ii) the $125.0 million of 8.54% first mortgage notes due June 30, 2010 of the Partnership and the propane business' bank credit facility have been guaranteed by National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company and a general partner of the Partnership and (iii) the Patrick Facility have been guaranteed by Triarc. All of the obligations to FFCA, consisting of (i) the FFCA Borrowings assumed by RTM and (ii) approximately $3.0 million of debt retained by a subsidiary of RCAC following the sale of restaurants to RTM, have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, and C.H. Patrick is pledged as well as approximately 2% of the Unsubordinated General Partners' Interest (see below). Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic and TBHC is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, it is pledged in connection with the Partnership Loan (see below).

     As of June 29, 1997 the Partnership is owned 57.3% by outside investors who hold 6.7 million of its common units representing limited partner interests (the "Common Units") and 42.7% by National Propane who holds 4.5 million subordinated units (the "Subordinated Units") and, together with a subsidiary, a combined aggregate 4.0% unsubordinated general partners' interest (the "Unsubordinated General Partners' Interest") in the Partnership and the Operating Partnership. As of June 29, 1997, the Partnership's principal cash requirements for the remainder of 1997 consist of quarterly distributions (see below) to be paid on the Common Units estimated to be $7.0 million, distributions to be paid on the Subordinated Units and the Unsubordinated General Partners' Interest estimated to be $5.2 million, capital expenditures of approximately $3.2 million (including $2.4 million for maintenance and $0.8 million for growth) and funding for acquisitions including cash of $2.4 million for a propane distributor acquired in August 1997. The Partnership expects to meet such requirements through a combination of cash and cash equivalents on hand ($5.2 million as of June 29, 1997), cash flows from operations, including interest income on the Partnership Loan (see below), and availability under the Propane Bank Credit Facility. The Partnership must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partners' Interest within 45 days after the end of each fiscal quarter. Accordingly, positive cash flows will generally be used to make such distributions. On July 28, 1997 the Partnership announced it would pay a quarterly distribution for its quarter ended June 30, 1997 of $0.525 per Common and Subordinated Unit to unitholders of record on August 7, 1997 with a proportionate amount for the Unsubordinated General Partners' Interest, or an aggregate of $6.1 million, including $2.6 million payable to National Propane related to the Subordinated Units and the Unsubordinated General Partners' Interest.

     The Company's debt instruments require aggregate principal payments of $9.0 million during the remainder of 1997. Such repayments consist of $3.5 million and $1.4 million of repayments under the Term Loans and the Patrick Facility, respectively, and $4.1 million of other debt repayments.

     Consolidated capital expenditures amounted to $6.7 million for the 1997 first half. The Company expects that capital expenditures during the remainder of 1997, exclusive of those of the propane segment, will approximate $5.6 million. These planned expenditures include expenditures of (i) $3.8 million in the beverage segment, (ii) $1.5 million in the specialty dyes and chemical business and (iii) $0.3 million in the restaurant segment which is significantly less than 1996 as a result of the cessation of restaurant-related spending first in anticipation of and then as a result of the RTM Sale. In addition, capital expenditures for the remainder of 1997 for the propane segment are anticipated to be $3.2 million. As of June 29, 1997 there were approximately $2.0 million of outstanding commitments for such capital expenditures. As a result of the RTM Sale and certain other asset disposals, RCAC will be required to reinvest approximately $2.7 million in core business assets through October 1997 (and up to an additional $4.4 million through January 1998 in connection with the sale of the C&C beverage line in July 1997 described below) through capital expenditures (including certain of those planned above) and/or business acquisitions, in accordance with the indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture").

     In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. During the 1997 first half the Company acquired Snapple for $321.1 million, as described above, and four propane distributors for $5.9 million including cash of $5.2 million. Further, on June 24, 1997 the Company entered into a definitive merger agreement with Cable Car Beverage Corporation ("Cable Car"), a distributor of beverages, principally Stewart's brand soft drinks, whereby Triarc will issue shares of its Class A common stock for all of the outstanding stock of Cable Car at a ratio of 0.1722 Triarc shares for each outstanding common share of Cable Car, subject to adjustment based on the market price of Triarc common stock prior to the closing. The preliminary estimated cost of the acquisition is $36.4 million consisting of (i) the assumed value of $33.3 million of approximately 1.5 million Triarc common shares to be issued based on the closing market price on August 14, 1997 of $21 5/8, for Triarc common stock (the "August 14, 1997 Market Price"), (ii) the assumed value of $2.5 million of 155,411 options to purchase an equal number of shares of Triarc common stock with below market option prices (as of the assumed issuance date of August 14, 1997) based upon the August 14, 1997 Market Price issued in exchange for all of the outstanding Cable Car stock options and (iii) an estimated $0.6 million of costs to be incurred related to the acquisition (excluding $0.6 million attributable to the issuance of the Triarc common shares to be exchanged which will be charged to "Additional paid-in capital"). The acquisition is expected to close during the fourth quarter of 1997 and is subject to certain customary closing conditions.

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 increasing taxable income by approximately $145.0 million. Triarc has resolved approximately $102.0 million of such proposed adjustments and, in connection therewith, the Company expects to pay approximately $13.0 million, including interest, in the fourth quarter of 1997. The Company intends to contest approximately $43.0 million of the proposed adjustments, the tax effect of which has not yet been determined, at the appellate division of the IRS and, accordingly, the amount of any payments required as a result thereof cannot presently be determined.

     On July 18, 1997, the Company completed the sale of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line (the "C&C Sale"), to Kelco Sales & Marketing Inc., for the proceeds of $0.8 million in cash and an $8.6 million note (the "Note") with a discounted value of $6.0 million consisting of $3.6 million relating to the C&C Sale and $2.4 million relating to future revenues for services to be performed over seven years. The Note is due in monthly installments of varying amounts of approximately $0.1 million through August 2004.

     As of June 29, 1997, the Company's cash requirements, exclusive of those of the propane segment and of operating cash flow requirements, for the remainder of 1997 consist principally of (i) the previously discussed anticipated Federal income tax payment of approximately $13.0 million resulting from the IRS examination of the Company's 1989 through 1992 income tax returns and additional payments, if any, related to the $43.0 million of proposed adjustments from such examination being contested, (ii) debt principal payments currently aggregating $9.0 million, (iii) capital expenditures of approximately $5.6 million, including $0.9 million relating to RCAC, (iv) amounts required to be reinvested under the Senior Note Indenture for additional capital expenditures and/or business acquisitions through October 1997 of approximately $2.7 million less any capital expenditures included in the $0.9 million of planned capital expenditures above disbursed through October 1997 and (v) the $1.2 million of costs associated with the acquisition of Cable Car and the cost of additional acquisitions, if any. In addition, consolidated cash requirements with respect to the propane segment for the remainder of 1997 consist principally of (i) quarterly distributions by the Partnership to holders of the Common Units estimated to be $7.0 million (see above), (ii) capital expenditures of $3.2 million and (iii) $2.4 million for a propane distributor acquired in August 1997 and additional acquisitions, if any. The Company anticipates meeting such requirements through existing cash and cash equivalents and short-term investments, cash flows from operations and availability under the Propane Bank Credit Facility, the Patrick Facility and the Revolving Credit Line.

     In October 1996 the Company had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (then operated through Mistic and RCAC) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 the Company announced that it would not proceed with the Spinoff Transactions as a result of the Acquisition and other complex issues.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash on hand and short-term investments ($95.2 million as of June 29, 1997), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under certain tax-sharing agreements with certain subsidiaries.

     Triarc's principal subsidiaries, other than CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during the remainder of 1997 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership to pay dividends. Such cash flows are principally quarterly distributions from the Partnership on the Subordinated Units and the Unsubordinated General Partners' Interest (see above). While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and, as of June 29, 1997, RCAC was unable to make any loans or advances to CFC Holdings.

     Triarc's indebtedness to subsidiaries aggregated $74.7 million as of June 29, 1997. Such indebtedness consists of a loan payable to the Partnership of $40.7 million ("the Partnership Loan"), a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note"), a $2.0 million demand note to a subsidiary of RCAC and a $2.0 million note due to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company. The Partnership Loan bears interest at 13 1/2% and is due in equal annual amounts of approximately $5.1 million commencing 2003 through 2010. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive advances from National Propane equal to such cash interest. Triarc must pay $0.25 million on the note due to Chesapeake Insurance during the remainder of 1997; Triarc's other intercompany indebtedness requires no principal payments during the remainder of 1997, assuming no demand is made under the $30 Million Note, and none is anticipated, or the $2.0 million note payable to a subsidiary of RCAC.

     Subsequent to June 29, 1997 Triarc purchased a $3.5 million participation in a note receivable that resulted from the C&C Sale from TriBev Corporation, a wholly-owned subsidiary, and Royal Crown.

     Triarc's principal cash requirements for the remainder of 1997 are (i) general corporate expenses payments, (ii) its $8.0 million portion of the $13.0 million anticipated Federal income tax payment resulting from the IRS examination of the Company's 1989 through 1992 income tax returns and additional payments, if any, related to the portion of proposed adjustments from such examinations being contested, (iii) $3.5 million for the purchase of a participation in the note receivable from the C&C Sale from MetBev and Royal Crown and (iv) interest due on the Partnership Loan. Triarc expects to experience negative cash flows from operations for its general corporate expenses for the remainder of 1997 since its general corporate expenses will exceed reimbursements by subsidiaries for management services provided, its investment income and distributions from the Partnership. However, considering its cash and cash equivalents and short-term investments, Triarc should be able to meet all of its cash requirements discussed above for the remainder of 1997.

RCAC

     RCAC's cash requirements for the remainder of 1997 exclusive of operating cash flows (which include the anticipated income tax payment of its $5.0 million portion of the $13.0 million anticipated Federal income tax payment resulting from the 1989 through 1992 IRS examination and additional payments, if any, related to the approximate $3.0 million of proposed adjustments relating to RCAC being contested) consist principally of (i) capital expenditures and business acquisitions of not less than the approximately $2.7 million required to be reinvested under the Senior Note Indenture through October 1997 (and up to an additional $4.4 million through January 1998 in connection with the sale of the C&C beverage line in July 1997 described below) and (ii) debt principal repayments of $1.6 million, including $0.5 million of intercompany debt. RCAC anticipates meeting such requirements through existing cash ($13.1 million as of June 29, 1997) and/or cash flows from operations.

TBHC

     As of June 29, 1997, the principal cash requirements of TBHC's subsidiaries, Mistic and Snapple, for the remainder of 1997, exclusive of operating cash flows, consist principally of $3.5 million of term loan payments and $3.2 million of capital expenditures. Mistic and Snapple anticipate meeting such requirements through cash flows from operations. Should Mistic or Snapple need to supplement their cash flows, they have availability under the Revolving Credit Line of $13.5 million.

C.H. PATRICK

     As of June 29, 1997, C.H. Patrick's principal cash requirements for the remainder of 1997 consist primarily of principal payments under the term loan portion of the Patrick Facility of $1.4 million and capital expenditures of $1.5 million. C.H. Patrick anticipates meeting such requirements through cash flows from operations. Should C.H. Patrick need to supplement its cash flows, it has availability under the revolving credit portion of the Patrick Facility of $6.0 million.

LEGAL AND ENVIRONMENTAL MATTERS

     In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code. In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The Chapter 11 trustee of APL was subsequently added as a plaintiff. The complaint asserted various claims and sought an undetermined amount of damages from the Company, as well as certain other relief. In June 1997 Triarc entered into a settlement agreement (the "Settlement Agreement") with Posner and two affiliated entities (including APL). Pursuant to the Settlement Agreement, among other things, (i) Posner and an affiliate paid $2.5 million to the Company and (ii) the APL Litigation was dismissed.

     In 1987 TXL Corp. ("TXL"), a wholly-owned subsidiary of the Company, was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and DHEC asserted that TXL may be one of the parties responsible for such contamination. In 1990 and 1991 TXL provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. In April 1995 TXL, at the request of DHEC, submitted a proposal concerning periodic monitoring of sediment dispositions in the pond. In February 1996 TXL responded to a DHEC request for additional information on such proposal. TXL is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, TXL owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill from approximately 1950 to 1973. The Vaucluse Landfill was operated jointly by TXL and Aiken County and may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. The United States Environmental Protection Agency conducted an Expanded Site Inspection in January 1994 and in response thereto DHEC indicated its desire to have an investigation of the Vaucluse Landfill. In April 1995 TXL submitted a conceptual investigation approach to DHEC. Subsequently, the Company responded to an August 1995 DHEC request that TXL enter into a consent agreement to conduct an investigation indicating that a consent agreement is inappropriate considering TXL's demonstrated willingness to cooperate with DHEC requests and asked DHEC to approve TXL's April 1995 conceptual investigation approach. The cost of the study proposed by TXL was estimated to be between $125.0 thousand and $150.0 thousand. Since an investigation has not yet commenced, TXL is currently unable to estimate the cost, if any, to remediate the landfill. Such cost could vary based on the actual parameters of the study. In connection with the sale of the Textile Business (see above), the Company agreed to indemnify the purchaser for certain costs, if any, incurred in connection with the foregoing matters that are in excess of specified reserves, subject to certain limitations.

     As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO"), a wholly-owned subsidiary of the Company, became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on ten of these sites and is ongoing at three others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1.0 million of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at four other sites. Remediation is expected to commence on the remaining two sites in 1998 and 1999. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1.25 million of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, eleven have been remediated through June 29, 1997 at an aggregate cost of $1.0 million. In addition, SEPSCO is aware of one plant which may require demolition in the future.

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

     In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates that total remediation costs will be approximately $0.7 million, with approximately $225 thousand to $260 thousand expected to be reimbursed by the State of Texas Petroleum Storage Tank
Remediation Fund at one of the two sites, of which $0.6 million has been expended to date.

     In 1994 Chesapeake Insurance and SEPSCO invested approximately $5.1 million in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5.3 million. In January 1997 the bankruptcy trustee commenced avoidance actions against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5.3 million allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. The Company believes, based on advice of counsel, that it has meritorious defenses to these claims and that discovery may reveal additional defenses and intends to vigorously contest the claims. However, it is possible that the trustee will be successful in recovering the payments. The maximum amount of SEPSCO's and Chesapeake Insurance's aggregate liability is the approximate $5.3 million plus interest; however, to the extent SEPSCO or Chesapeake Insurance return to Prime any amount of the challenged payments, they will be entitled to an unsecured claim for such amount. SEPSCO and Chesapeake Insurance filed answers to the complaints on March 14, 1997. Discovery has commenced and the court has adjourned the trial date from May 27, 1997 to July 28, 1997.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding in Mexico, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern
District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

     On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

     Snapple and Quaker are defendants in a breach of contract case filed on April 16, 1997 in Rhode Island Superior Court by Rhode Island Beverage Packing Company, L.P. ("RIB") prior to the Acquisition. RIB and Snapple disagree as to whether the co-packing agreement between them had been amended to a) change the end of the term from December 30, 1997 to December 30, 1999 and b) more than double Snapple's take-or-pay obligations thereunder. RIB set forth eight causes of action in its complaint: (1) that Snapple materially breached the agreement,
(2) that the agreement was reformed and should be upheld as reformed, (3) that Snapple as 50% owner of RIB had a fiduciary duty, which it breached, (4) that the alleged amendment was relied upon and therefore should be enforced under promissory estoppel, (5) that Snapple breached a partnership agreement with RIB,
(6) that the defendants tortiously interfered with RIB contractual relation with its lender, (7) that the defendants tortiously interfered with other prospective contractual relations of RIB and (8) that Quaker is liable for the actions of Snapple. RIB seeks reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On June 16, 1997, Snapple and Quaker filed an answer to the complaint in which they denied all liability to RIB, denied the material allegations of the complaint and raised various affirmative defenses.

     The Company has accruals for all of the above matters aggregating approximately $9.4 million. Based on currently available information and given
(i) DHEC's apparent  conclusion in 1994 with respect to the Langley Pond matter,
(ii) the indemnification limitations with respect to the SEPSCO cold storage operations, Langley Pond and the Vaucluse Landfill, (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company believes that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will not have a material adverse effect on its consolidated results of operations or financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128") "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. SFAS 128 also requires the presentation of diluted EPS, which is computed similarly to fully diluted EPS pursuant to existing accounting requirements. SFAS 128 is effective for the Company's fourth quarter of 1997 and, once effective, requires restatement of all prior period EPS data presented. The application of the provisions of SFAS 128 would have had no effect on the reported loss per share for the three-month and six-month periods ended June 29, 1997 and June 30, 1996 since the Company had a net loss in each of those periods.

     In June 1997 the FASB issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in the stockholders' equity during a period exclusive of stockholder investments and distributions to stockholders. As such for the Company, in addition to net income (loss), comprehensive income includes changes in net unrealized gains (losses) on "available for sale" marketable securities and unearned compensation.  In  June  1997  the  FASB  also  issued  SFAS  131  ("SFAS  131")
"Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires disclosure in the Company's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 130 and 131 are effective for the Company's fiscal year beginning December 29, 1997 (exclusive of the quarterly segment data under SFAS 131 which is effective the following fiscal year) and requires comparative information for earlier periods presented. The application of the provisions of both SFAS 130 and 131 will require an additional financial statement and segment disclosures but will not have any effect on the Company's reported financial position and results of operations

PART II.       OTHER INFORMATION

        Certain statements in this Quarterly Report on Form 10-Q that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc Companies, Inc. ("Triarc") and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in consumer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the success of integrating the operations of the Triarc Beverage Group and achieving operating strategies and costs savings; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; changes in wholesale propane prices; trends in and strength of the textile industry; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in Triarc's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K"), National Propane Partners, L.P.'s registration statement on Form S-1 (Registration No. 333-19599) and Triarc's, RC/Arby's Corporation's and National Propane Partners, L.P.'s other current and periodic filings with the Securities and Exchange Commission. Triarc will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  LEGAL PROCEEDINGS

        As reported in the 10-K and in Triarc's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "10-Q"), on June 27, 1996, three former directors of Triarc commenced an action against Nelson Peltz, Victor Posner and Steven Posner. On May 20, 1997, plaintiffs filed a purported amended complaint asserting additional claims against each of the defendants. The amended complaint alleges, among other things, that the defendants conspired to mislead the United States District Court for the Northern District of Ohio in connection with the change of control of Triarc in 1993 and the termination of the consent decree pursuant to which plaintiffs were initially named to Triarc's Board of Directors. The amended complaint also alleges that Mr. Peltz and Steven Posner conspired to frustrate collection of amounts owed by Steven Posner to the United States. The amended complaint seeks, among other relief, damages against Mr. Peltz and Steven Posner in an amount not less than $4.5 million; an order stating that plaintiffs must be returned to Triarc's Board of Directors; and rescission of the 1993 change of control transaction. Mr. Peltz's time to respond to the amended complaint has not yet expired. In July 1997, plaintiffs voluntarily dismissed their claims against Victor Posner without prejudice.

        As more fully described in the 10-K, as of December 31, 1996, Triarc was a party to three litigation proceedings involving Victor Posner ("Posner") and entities owned or controlled by Posner (collective, the "Posner Actions"): (1) an action commenced by Triarc in October 1995 in the Southern District of New York against Posner and a related entity (the "New York Action"); (2) an adversary proceeding (the "APL Litigation") brought against Triarc and Chesapeake in connection with the bankruptcy proceeding of APL Corporation (the "APL Bankruptcy Proceeding"); and (3) an adversary proceeding brought by Triarc and Chesapeake in the APL Bankruptcy Proceeding against Posner and two affiliated entities under Section 1144 of the Bankruptcy Code (the "1144 Proceeding"). In addition, Triarc and Chesapeake asserted claims against the debtor in the APL Bankruptcy Proceeding (the "APL Bankruptcy Claims"). Triarc had previously been a party to an action (the "Granada Action") in which Posner had asserted certain claims against it. On June 6, 1997, Triarc entered into a settlement agreement (the "Settlement Agreement") with Posner and two affiliated entities (including APL). Pursuant to the Settlement Agreement, among other things, (1) Posner and an affiliated entity paid a total of $2.5 million to Triarc and Chesapeake; (2) the parties dismissed with prejudice each of the Posner Actions; (3) Triarc and Chesapeake waived the APL Bankruptcy Claims; and
(4) the parties entered into releases with respect to the claims asserted in the Posner Actions, the Granada Action, and the APL Bankruptcy Proceeding.

        As reported in the 10-K and the 10-Q, in January 1997 the bankruptcy trustee appointed in the case of Prime Capital Corporation ("Prime") (formerly known as Intercapital Funding Resources, Inc.) commenced avoidance actions against SEPSCO and Chesapeake Insurance Company Limited ("Chesapeake") (as well as actions against certain current and former officers of Triarc or their spouses with respect to payments made directly to them), claiming certain payments to them were preferences or fraudulent transfers. Discovery is ongoing and the court has adjourned the trial date from July 28, 1997 to October 27, 1997.

        Snapple Beverage Corp. ("Snapple") and The Quaker Oats Company ("Quaker") are defendants in a breach of contract case filed on April 16, 1997 in Rhode Island Superior Court by Rhode Island Beverage Packing Company, L.P. ("RIB"), prior to Triarc's acquisition of Snapple. RIB and Snapple disagree as to whether the co-packing agreement between them had been amended to a) change the end of the term from December 30, 1997 to December 30, 1999 and b) more than double Snapple's take or pay obligations thereunder. RIB sets forth various causes of action in its complaint: (1) that Snapple materially breached the agreement; (2) that the agreement was reformed; (3) that Snapple as 50% owner of RIB had a fiduciary duty, which it breached; (4) that the alleged amendment was relied upon and therefore should be enforced; (5) that Snapple breached the RIB Partnership Agreement; (6) that the defendants tortiously interfered with RIB's contractual relation with its lender and with other prospective contractual relations; and (7) that Quaker is liable for the actions of Snapple. RIB seeks reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On June 16, 1997, Snapple and Quaker filed an answer to the complaint in which they denied all liability to RIB, denied the material allegations of the complaint, and raised various affirmative defenses.

        Snapple has established a reserve to cover future potential payments relating to outstanding litigations and claims, including the RIB litigation described above. The litigations and claims consist primarily of lawsuits filed by distributors and co-packers and to a lesser extent, product liability, commercial and labor related claims. It is the opinion of management of Triarc and Snapple that the outcome of such matters will not have a material adverse affect on Triarc's consolidated financial condition or results of operations.

        On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's, Inc. ("Arby's") and Triarc in the District Court of Dallas County, Texas. Plaintiffs allege that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. Additionally, plaintiffs seek injunctive relief against Arby's and Triarc enjoining them from disclosing or using ZuZu's trade secrets. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

     On June 25, 1997, Kamran Malekan and Daniel Mannion commenced a purported class and derivative action against the directors of the Company (and naming the Company as a nominal defendant) in the Delaware Court of Chancery, New Castle County. The complaint alleges that the defendants breached their fiduciary duties and duties of good faith and fair dealing to the Company and its shareholders in connection with the granting in 1996 of special bonuses to Nelson Peltz and Peter May, and the granting of options to Messrs. Peltz and May in March 1997. The complaint also alleges that the granting of such compensation breached promises made to the Company's shareholders in its 1994 Proxy Statement with respect to the conditions of performance options granted to Messrs. Peltz and May. The complaint seeks, among other remedies, rescission of all option grants to Messrs. Peltz and May which allegedly contravene the representations made in the Company's 1994 Proxy Statement; an order directing Messrs. Peltz and May to repay to the Company their 1996 special bonuses, and enjoining defendants from awarding or paying compensation to Messrs. Peltz and May in contravention of the promises and representations made in the 1994 Proxy Statement; and an order directing the defendants to account to the Company for all damages sustained as a result of the matters complained of. The defendants have not yet responded to the complaint.

     On August 13, 1997, Ruth LeWinter and Calvin Shapiro commenced a purported class and derivative action against certain current and former directors of the Company (and naming the Company as a nominal defendant) in the United States District Court for the Southern District of New York. The complaint alleges that the June 1994 award of stock options to Messrs. Peltz and May was invalid because the shareholder approval of the awards was secured by a proxy statement which misrepresented or omitted material facts, and that the terms of the 1994 compensation arrangements with Messrs. Peltz and May were violated by awarding additional compensation of options and cash to Messrs. Peltz and May. The suit also claims that members of the Board breached their duty of loyalty to Triarc and its shareholders by acting fraudulently and/or in bad faith to deceive Triarc shareholders into approving the 1994 grants through material misrepresentations and omissions in the 1994 Proxy Statement and that the directors breached their fiduciary duties by failing to disclose material facts to the shareholders while seeking their approval. The suit further alleges that the Board of Directors breached the fiduciary duty of care owed to the Company and shareholders by approving the issuance of a materially false and misleading proxy statement. In addition, the suit alleges that the Compensation Committee of Triarc's Board of Directors (the "Compensation Committee") intentionally or recklessly approved substantial awards of cash and options to Messrs. Peltz and May contrary to the 1994 Proxy Statement and that the Compensation Committee had a duty to either refrain from approving these awards or seek shareholder approval of them, and that the failure to do so breached the duties of care, loyalty, good faith, and fair dealing owed to the Company and its shareholders. The complaint seeks, among other remedies, rescission of the 1994 option grants and all grants of options made to Messrs. Peltz and May subsequent to June 9, 1994 and repayment by Messrs. Peltz and May of all cash bonuses they received subsequent to June 9, 1994. The defendants have not yet responded to the complaint.

ITEM 5.        OTHER INFORMATION

        Acquisition of Snapple

     On May 22, 1997, Triarc completed its acquisition (the "Acquisition") of all of the outstanding capital stock of Snapple from Quaker for $300 million in cash (plus an $8.0 million post-closing adjustment paid to date and subject to additional post-closing adjustments). Snapple, which markets and distributes ready-to-drink teas and juice drinks, had sales for 1996 of approximately $550 million, and is considered the market leader in the juice drinks category. Snapple, together with Triarc's Mistic Brands, Inc. ("Mistic") and Royal Crown Company, Inc. ("Royal Crown"), operates as part of the Triarc Beverage Group. A $380 million bank financing for the Snapple acquisition was initially provided by affiliates of Donaldson Lufkin & Jenrette and Morgan Stanley, Inc. Proceeds from the financing were used to finance the Snapple acquisition, to refinance existing indebtedness of Mistic of approximately $70 million and to pay certain fees and expenses associated with the Acquisition. The original bank credit agreement was amended and restated as of August 15, 1997 in connection with the syndication of the bank financing. As of the closing date of the Acquisition, neither Quaker nor Snapple had any material relationship with Triarc or any of its affiliates, any director or any officer of Triarc or any associate of any such director or officer. For additional information regarding Snapple, see the "Snapple Business Description" below.

        Cable Car Acquisition

        On June 24, 1997, Triarc and Cable Car Beverage Corporation ("Cable Car") entered into a definitive agreement (the "Merger Agreement") pursuant to which Triarc will acquire Cable Car (the "Cable Car Acquisition") through the merger of a wholly-owned subsidiary of Triarc into Cable Car, with Cable Car being the surviving corporation. Accordingly, following the merger, Cable Car will become a wholly-owned subsidiary of Triarc. Cable Car, which markets premium soft drinks and waters in the United States and Canada, primarily under the Stewart's(R) brand, had 1996 sales of approximately $18.8 million.

        Pursuant to the Merger Agreement, holders of common stock of Cable Car will receive 0.1722 shares (the "Conversion Price") of Triarc's Class A Common Stock for each share of Cable Car common stock held by them (approximately 1.5 million Triarc shares will be issued, assuming approximately 9.0 million outstanding shares of Cable Car common stock); provided, that (i) if the average (without rounding) of the closing prices of Triarc's Class A Common Stock on the New York Stock Exchange ("NYSE") on the NYSE Composite Tape for the 15
consecutive NYSE trading days ending on the NYSE trading day immediately preceding the closing date (the "Average Triarc Share Price") shall be less than $18.875, then the Conversion Price shall be adjusted so that it shall equal the quotient obtained by dividing (A) $3.25 by (B) the Average Triarc Share Price, and (ii) if the Average Triarc Share Price shall be greater than $24.50, then the Conversion Price shall be adjusted so that it shall equal the quotient obtained by dividing (x) $4.22 by (y) the Average Triarc Share Price. Based on the closing market price of Triarc's Class A Common Stock on August 14, 1997, Triarc would issue approximately 1.5 million shares having a value of approximately $33.3 million. After giving effect to the transaction, Triarc will have approximately 31 million shares of its Common Stock outstanding (including its non-voting Class B Common Stock). Triarc may terminate the Merger Agreement if the Average Triarc Share Price is less than $15.00. In such event, Triarc has agreed to reimburse Cable Car for up to $225,000 of expenses incurred by it in connection with the Merger Agreement and the transactions contemplated thereby. Consummation of the merger is also subject to customary closing conditions, including the approval of the merger by the stockholders of Cable Car and the registration with the Securities and Exchange Commission of the Triarc shares to be issued. The acquisition is currently expected to be consummated during the early to mid-part of the fourth quarter of 1997.

     In connection with the Cable Car Acquisition, Triarc also announced that it has entered into an agreement (the "Stockholders' Agreement") with Cable Car's two largest stockholders (and their spouses), who hold approximately 20% of Cable Car's outstanding common stock, pursuant to which such stockholders have agreed, among other things, to vote their shares in favor of the transaction and not to sell such shares to any other party. In addition, Triarc has received an option to purchase such shares, if certain events occur, at a price determined by using the same formula as that used to determine the Conversion Price, except that the relevant period for the calculation of such price is the 15 consecutive NYSE trading days ending on the NYSE trading day immediately preceding the date of the closing of the exercise of the option. Furthermore, upon consummation of the transaction, Samuel M. Simpson, President of Cable Car, has agreed, and Triarc has agreed to cause Cable Car, to terminate his existing employment agreement and to enter into a new three-year employment agreement, which will contain, among other provisions, non-compete provisions.

        Sale of C & C Beverage Line

        On July 18, 1997, Royal Crown and TriBev Corporation ("TriBev"), indirect subsidiaries of Triarc, completed the sale of their rights to the C&C beverage line, including the C&C trademark, to Kelco Sales & Marketing Inc. ("Kelco"), a beverage distribution business based in Cranford, New Jersey, which will do business under the name of C&C Beverages, Inc. C&C is a line of mixers, colas and flavors. In connection with the sale, Royal Crown agreed to sell to Kelco concentrate for C&C products and to provide Kelco certain technical services. In consideration therefor, Royal Crown and TriBev will receive an aggregate of approximately $9.4 million, payable over seven years.

        Sale of Company-Owned Arby's Restaurants

        On May 5, 1997, Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company, and Arby's Restaurant Operations Company, each an indirect wholly owned subsidiary of Triarc (collectively, "Sellers"), completed the sale to RTM Partners, Inc. ("Holdco"), an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, of all of the stock of two corporations ("Newco") owning all of the Sellers' 355 company-owned Arby's restaurants. The purchase price was approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations. In connection with the transaction, the Sellers received options to purchase from Holdco up to an aggregate of 20% of the common stock of Newco. RTM, Holdco and certain affiliated entities also entered into a guarantee in favor of the Sellers and Triarc guaranteeing payment of, among other things, the assumed debt obligations. In addition, Newco agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. Following the sale of all of its company-owned stores, Arby's continues as the franchisor of the more than 3,000 store Arby's system.

        Stock Repurchase Program

        On July 8, 1996, Triarc announced that its management was authorized, when and if market conditions warranted, to purchase from time to time during the twelve month period commencing July 8, 1996, up to $20 million of its outstanding Class A Common Stock. During such period, Triarc repurchased 44,300 shares of Class A Common Stock at an aggregate cost of approximately $496,500.

        Spinoff Transactions

        In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (then operated through Mistic and RC/Arby's Corporation, a wholly-owned subsidiary of Triarc) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 Triarc announced it would not proceed with the Spinoff Transactions as a result of the Acquisition and other complex issues.


                                 SNAPPLE BUSINESS DESCRIPTION

        On October 29, 1996, Triarc announced the establishment of the Triarc Beverage Group, which oversees the operations of the Company's two premium beverage subsidiaries, Snapple (which was acquired by Triarc on May 22, 1997) and Mistic, as well as the beverage operations of Royal Crown. Michael Weinstein, the chief executive officer of each of Mistic, Snapple and Royal Crown is the chief executive officer of Triarc Beverage Group and has direct operating responsibility for such companies. The Triarc Beverage Group is in the process of consolidating its headquarters operations in White Plains, New York. Snapple, Mistic and Royal Crown continue to operate independent sales and marketing operations to serve their different distribution systems and marketplace needs, although some degree of consolidation has occurred. The finance, administrative and operational functions of the companies are being consolidated to maximize efficiencies.

GENERAL

        Snapple develops, produces and markets a wide variety of premium non-alcoholic beverages, including fruit juice drinks, ready-to-drink brewed iced teas, lemonades, carbonated sodas and 100% fruit juices under the Snapple brand name. Snapple's products are manufactured by independent bottlers or co-packers and are sold in all 50 states in the United States, Puerto Rico and in Canada, as well as in a number of foreign countries through a network of beverage distributors. Snapple's products are distributed through various channels including channels in which sales are not measured by industry surveys. Triarc believes that, based on sales, Snapple is the leader in the premium segment of the alternative beverage market.

BUSINESS STRATEGY

     Under the direction of the Triarc Beverage Group, Snapple's management has developed and is implementing business strategies that focus on: (i) capitalizing on the strength of the well known Snapple brand name in its marketing and advertising efforts to increase brand awareness and loyalty; (ii) increasing development of new products; (iii) developing innovative new packaging concepts, including both labels and bottle shapes; (iv) employing innovative advertising and promotions; (v) developing strong relationships with distributors; and (vi) expanding and diversifying through acquisitions.

PRODUCTS

        Snapple's products compete in a number of premium beverage product categories, including fruit juice drinks, iced teas, lemonades, carbonated sodas and 100% fruit juices. These products are generally available in some combination of 16 oz. and 10 oz. glass bottles, 32 oz. PET (plastic) bottles and
11.5 oz. cans. Snapple's sports bottle product line consists of fruit juice drinks packaged in 20 oz. PET bottles. Approximately 43% of Snapple's 1996 sales consisted of fruit juice drinks, 41% consisted of iced tea and 16% consisted of lemonade and other drinks.

CO-PACKING ARRANGEMENTS

        Snapple's products are produced by co-packers or bottlers under formulation requirements and quality control procedures specified by Snapple. Snapple selects and monitors the producers to ensure adherence to Snapple's production procedures and periodically analyzes samples from production runs and conducts spot checks of the production facilities. Snapple also purchases substantially all the raw materials used in the preparation and packaging of its products and supplies them to the co-packers. Snapple's two largest co-packers accounted for approximately 19.2% and 9.6%, respectively, of its aggregate case production during 1996. In addition, the prior owner of Snapple produced 17% of Snapple's 1996 case sales in several of its facilities; however, Snapple plans to use only one such facility in the future to produce its products, and has been assigned by the prior owner certain of its rights with respect to its agreements with the third party operator of the facility.

        Snapple's contractual arrangements with its co-packers are typically for a fixed term and are renewable at Snapple's option. During the term of the agreement, the co-packer generally commits a certain amount of its monthly production capacity to Snapple. Under substantially all of its contracts Snapple has committed to order certain guaranteed volumes. Should the volume actually ordered be less than the guaranteed volume, then Snapple pays the co-packer the product of the amount per case specified in the agreement and the difference between the volume actually ordered and the guaranteed volume. At June 29, 1997, Snapple had reserves of approximately $36 million for payments through 2000 under its long-term production contracts with co-packers. As a result of its co-packing arrangements, Snapple's operations have not required significant capital expenditures or investments for bottling facilities or equipment, and its production related fixed costs have been minimal.

        Snapple's management believes it has sufficient production capacity to meet its 1997 requirements and that, in general, the industry has excess production capacity that it can utilize if required.

RAW MATERIALS

        Most raw materials used in the preparation and packaging of Snapple's products are purchased by Snapple and supplied to its co-packers. Snapple has available adequate sources of such raw materials, which are available from multiple suppliers, although Snapple has chosen, for quality control purposes, to purchase certain raw materials on an exclusive basis from single suppliers. Snapple purchases its glass bottles from three suppliers. In addition, in connection with the acquisition of Snapple, Quaker agreed to supply certain of Snapple's requirements for 20 oz. PET bottles.

DISTRIBUTION

        Snapple's beverages are currently sold through a network of distributors that include specialty beverage, carbonated soft drink and licensed beer distributors. In addition, Snapple uses brokers for distribution of some Snapple products in Florida and Georgia. International distribution is primarily through one distributor in each country, other than in Canada, where brokers and direct account selling are also used. In addition, Snapple products are currently distributed jointly with Gatorade in Canada. Distributors are typically granted exclusive rights to sell Snapple's products within a defined territory. Snapple has written agreements with distributors who represent approximately 80% of Snapple's volume. The agreements are typically either for a fixed term renewable upon mutual consent or perpetual. Both types are terminable by Snapple upon certain violations of the agreement. The distributor, though, may generally terminate its agreement upon specified prior notice. Snapple also owns two of its largest distributors, Mr. Natural Inc. (New York) and Pacific Snapple (California).

        Case sales to Snapple's largest distributor represented approximately 12.6% and 13.2% of Snapple's case sales during each of 1995 and 1996, respectively.

        Although Snapple's products historically have been sold primarily to convenience stores, convenience store chains and delicatessens as a "single-serve, cold box" item, Snapple has expanded its distribution to include supermarkets and other channels of distribution, such as mass merchandisers and national drug and convenience store chains (e.g., Sam's Wholesale Clubs, Walgreens and 7-Eleven).

        International sales accounted for less than 10% of Snapple's sales in each of 1994, 1995 and 1996.

SALES AND MARKETING

        Snapple's sales and marketing staff (excluding those of Snapple-owned distributors) was approximately 201 as of June 29, 1997. Snapple's sales department is responsible for overseeing sales through distributors to retail accounts. Snapple's sales force maintains direct contact with the distributors and supports them with shared trade spending. Trade spending includes price promotions, slotting fees and local advertising. The sales force handles most accounts on a regional basis with the exception of large national accounts, which are handled by a national accounts sales force.

     Snapple intends to maintain a consistent advertising campaign in its core and expansion markets as an integral part of its strategy to stimulate consumer demand and increase brand loyalty. In 1997, Snapple plans to employ a combination of network advertising complemented with local spot advertising in its larger markets; in most markets, television will be the primary advertising medium and radio secondary.

TRADEMARKS

        Snapple considers its finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets. In addition, SNAPPLE, SNAP-UP, MADE FROM THE BEST STUFF ON EARTH, BALI, MANGO MADNESS and MELONBERRY are registered trademarks in the United States, Canada and a number of other countries. Snapple believes that its trademarks are material to its business, and its material trademarks are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Snapple's rights to such trademarks in the United States will last indefinitely as long as it continues to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Snapple's right to use the foregoing trademarks in the United States.

COMPETITION

        Snapple operates in a highly competitive industry. Many of the major competitors in the beverage industry have substantially greater financial, marketing, personnel and other resources than does Snapple.

        Snapple's beverage products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola and other premium beverages such as AriZona iced teas. In addition, Snapple also competes with ready to drink brewed iced tea competitors such as Nestea Iced Tea (pursuant to a long term license granted by Nestle to Coca-Cola), Celestial Seasonings and Lipton Original Iced Tea (distributed by a joint venture between PepsiCo, Inc. and Thomas J. Lipton Company). Snapple competes with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by Snapple's distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

        In recent years, the beverage business has experienced increased price competition resulting in significant price discounting. Price competition has been especially intense with respect to sales of beverage products in supermarkets, mass merchandisers, and drugstore chains, with local bottlers granting significant discounts and allowances off wholesale prices in order to maintain or increase market share in such segment. While the net impact of price discounting in the beverage industry cannot be quantified, such practices could have an adverse impact on Snapple.

WORKING CAPITAL

        Snapple's working capital requirements are generally met through cash flow from operations, supplemented by advances under a credit facility entered into in connection with the acquisition of Snapple (the "Credit Agreement") which initially provided Snapple and Mistic with a $300 million term loan facility (all of which was outstanding at June 29, 1997) and an $80 million revolving credit facility (of which $28.5 million was outstanding and approximately $13.5 million was available for borrowing at June 29, 1997 under the borrowing base). Accounts receivable are generally due in 30 days.

GOVERNMENTAL REGULATIONS

        The production and marketing of Snapple beverages are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of Snapple products. In addition, Snapple's dealings with their licensees and/or distributors may, in some jurisdictions, be subject to state laws governing licensor-licensee or distributor relationships. Snapple is not aware of any pending legislation that in its view is likely to affect significantly the operations of Snapple. Triarc believes that the operations of Snapple and its subsidiaries comply substantially with all applicable governmental rules and regulations.

ENVIRONMENTAL MATTERS

        Snapple believes that Snapple's operations comply substantially with all applicable environmental laws and regulations.

SEASONALITY

        As a producer of premium beverages, Snapple's business is seasonal. Snapple's highest sales occur during spring and summer (April through September). As a result of the foregoing, Snapple's revenues are highest during the second and third calendar quarters of the year.

EMPLOYEES

        As of June 29, 1997, Snapple employed 468 direct personnel in the areas of sales, marketing, field operations, Pacific Snapple and Mr. Natural Inc., representing 353 salaried personnel and 115 hourly personnel. As of June 29, 1997, 54 of Mr. Natural's employees were covered by various collective bargaining agreements expiring from time to time from the present through January 2000. Snapple's management believes that employee relations are satisfactory. Support functions in the corporate office, including finance, human resources, legal and operations, have been consolidated with Mistic and Royal Crown to maximize efficiencies.

PROPERTIES

        Snapple's management believes that its properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. Snapple shares space for its corporate headquarters in White Plains, New York with Mistic and Royal Crown under a long-term agreement which expires in April 2004. Snapple also leases three warehouses for Mr. Natural in New York, one warehouse for Pacific Snapple in California, and some satellite offices across the United States. Snapple, jointly with its distributors, owns thousands of visicoolers which are located in numerous retail outlets.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        2.1 - Stock Purchase Agreement dated as of March 27, 1997 between The Quaker Oats Company and Triarc, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No.
               1-2207).

        2.2 - Agreement and Plan of Merger dated as of June 24, 1997 between Cable Car Beverage Corporation, Triarc and CCB Merger Corporation, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 24, 1997 (SEC File No. 1-2207).

        3.1 - By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        4.1 - Consent, Waiver and Amendment dated November 5, 1996 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement, dated as of June 26, 1996 (the "Note Purchase Agreement") among National Propane, L.P. and each of the Purchasers thereunder, incorporated herein by reference to
               Exhibit 4.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        4.2 - Second Consent, Waiver and Amendment dated January 14, 1997 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement, incorporated herein by reference to
               Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        4.3 - Credit Agreement dated as of May 16,1996 between: C. H. Patrick & Co., Inc., the Registrant, each of the lenders party thereto, Internationale Nederlanden (U.S.) Capital Corporation, as agent, and The First National Bank of Boston, as co-agent, incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        4.4 - Third Amendment Agreement dated as of December 30, 1996 among Mistic Brands, Inc., The Chase Manhattan Bank, N.A., as agent, and the other lenders party thereto, incorporated herein by reference to Exhibit 4.4 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No.
               1-2207).

        9.1 - Stockholders Agreement dated June 24, 1997 by and among Triarc and each of the parties signatory thereto, incorporated herein by reference to Exhibit 9.2 to Triarc's Current Report on Form 8-K dated June 24, 1997 (SEC File No. 1-2207).

        10.1 - Triarc's 1993 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        10.2 - Form of Non-Incentive Stock Option Agreement under Triarc's 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No.
               1-2207).

        10.3 - Employment Agreement dated as of April 29, 1996 between Triarc and John L. Barnes, Jr., incorporated herein by reference to
               Exhibit 10.3 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        10.4 - Credit Agreement dated as of May 22, 1997 among Mistic Brands, Inc., Snapple Beverage Corp. and Triarc Beverage Holdings Corp., as the Borrowers, Various Financial Institutions, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the
               Lenders, and Morgan Stanley Senior Funding, Inc. as the Documentation Agent for the Lenders, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 22, 1997 (SEC File No. 1-2207).

        10.5   - Settlement  Agreement  dated as of June 6, 1997 between Triarc,
               Victor   Posner,   Security   Management   Corporation   and  APL
               Corporation.

        27.1 - Financial Data Schedule for the fiscal quarter ended June 29, 1997, submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K

               The Registrant filed a report on Form 8-K on March 31, 1997 with respect to the Registrant entering into a definitive agreement to acquire Snapple from Quaker for $300 million in cash, subject to certain post-closing adjustments. Such report also included certain agreements and documents entered into by or otherwise relating to the Registrant and its subsidiaries.

               The Registrant filed a report on Form 8-K on May 20, 1997 with respect to certain subsidiaries of the Registrant completing the sale of all of their 355 company-owned Arby's restaurants to RTM Restaurant Group.

               The Registrant filed a report on Form 8-K on June 6, 1997 with respect to the Registrant having completed its acquisition of all of the outstanding capital stock of Snapple from Quaker for $300 million in cash (subject to certain post-closing adjustments).

               The Registrant filed a report on Form 8-K on June 26, 1997 with respect to the Registrant entering into a definitive agreement to acquire Cable Car in a merger pursuant to which a wholly owned subsidiary of Triarc will merge into Cable Car, with Cable Car being the surviving corporation and becoming a wholly owned subsidiary of the Registrant.


                                         Exhibit Index

        Exhibit
           No.               Descrip                                    Page No.


        2.1 - Stock Purchase Agreement dated as of March 27, 1997 between The Quaker Oats Company and Triarc, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC
               File No. 1-2207).

        2.2 - Agreement and Plan of Merger dated as of June 24, 1997 between Cable Car Beverage Corporation, Triarc and CCB Merger Corporation, incorporated herein by reference to
               Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 24, 1997 (SEC File No. 1-2207).

        3.1 - By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        4.1 -  Consent, Waiver and Amendment dated November 5,
               1996 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement, dated as of June 26, 1996 (the "Note Purchase Agreement") among National Propane, L.P. and each of the Purchasers thereunder, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated March 31,
               1997 (SEC File No. 1-2207).

        4.2 -  Second Consent, Waiver and Amendment dated January
               14, 1997 among National Propane, L.P. and each of the Purchasers under the Note Purchase Agreement, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC
               File No. 1-2207).

        4.3 -  Credit Agreement dated as of May 16,1996 between: C. H.
               Patrick & Co., Inc., the Registrant, each of the lenders party thereto, Internationale Nederlanden (U.S.) Capital Corporation, as agent, and The First National Bank of
               Boston, as co-agent, incorporated herein by reference to
               Exhibit 4.3 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        4.4 -  Third Amendment Agreement dated as of December 30,
               1996 among Mistic Brands, Inc., The Chase Manhattan
               Bank, N.A., as agent, and the other lenders party thereto, incorporated herein by reference to Exhibit 4.4 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC
               File No. 1-2207).

        9.1 - Stockholders Agreement dated June 24, 1997 by and among Triarc and each of the parties signatory thereto, incorporated herein by reference to Exhibit 9.2 to Triarc's Current Report on Form 8-K dated June 24, 1997 (SEC
               File No. 1-2207).

        10.1 - Triarc's 1993 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        10.2 - Form of Non-Incentive Stock Option Agreement under Triarc's 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        10.3 - Employment Agreement dated as of April 29, 1996 between Triarc and John L. Barnes, Jr., incorporated herein by reference to
               Exhibit 10.3 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC File No. 1-2207).

        10.4 - Credit Agreement dated as of May 22, 1997 among Mistic Brands, Inc., Snapple Beverage Corp. and Triarc Beverage Holdings Corp., as the Borrowers, Various Financial Institutions, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the
               Lenders, and Morgan Stanley Senior Funding, Inc. as the Documentation Agent for the Lenders, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 22, 1997 (SEC File No. 1-2207).

        10.5 - Settlement Agreement dated as of June 6, 1997 between Triarc, Victor Posner, Security Management Corporation and APL Corporation.

        27.1 - Financial Data Schedule for the fiscal quarter ended June 29, 1997, submitted to the Securities and Exchange Commission in electronic format.



                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRIARC COMPANIES, INC.
                                               (Registrant)




Date: August 18, 1997                           By: /S/ JOHN L. BARNES, JR.
                                                ---------------------------
                                                John L. Barnes, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                               (On behalf of the Company)



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