Form 10-Q/A
period 1997-06-29
TRIARC COMPANIES INC
filed 1997-09-29
CIK 30697

--------------------------------------------------------------------------------


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

                                    (212) 451-3000
                  (Registrant's telephone number, including area code)


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

       Yes (X)     No ( )
       There were 24,026,654 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of August 31, 1997.

--------------------------------------------------------------------------------

       This Form 10-Q/A of Triarc Companies, Inc. ("Triarc") constitutes Amendment No. 1 to Triarc's Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on August 13, 1997. This amendment updates the information required to be filed pursuant to Item 1 of the Form, furnishes the information required to be filed pursuant to Item 4 of the Form and includes for filing certain agreements and documents relating to Triarc and its subsidiaries.

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

       On August 13, 1997, Ruth LeWinter and Calvin Shapiro commenced a purported class and derivative action (the "Original LeWinter Action") against certain current and former directors of the Company (and naming the Company as a nominal defendant) in the United States District Court for the Southern District of New York. The complaint alleges that the June 1994 award of stock options (the "Performance Options") to Messrs. Peltz and May was invalid because the shareholder approval of the awards was secured by a proxy statement which misrepresented or omitted material facts, and that the terms of the 1994 compensation arrangements with Messrs. Peltz and May were violated by awarding additional compensation of options and cash to Messrs. Peltz and May. The suit also claims that members of the Board breached their duty of loyalty to Triarc and its shareholders by acting fraudulently and/or in bad faith to deceive Triarc shareholders into approving the 1994 grants through material misrepresentations and omissions in the 1994 Proxy Statement and that the directors breached their fiduciary duties by failing to disclose material facts to the shareholders while seeking their approval. The suit further alleges that the Board of Directors breached the fiduciary duty of care owed to the Company and shareholders by approving the issuance of a materially false and misleading proxy statement. In addition, the suit alleges that the Compensation Committee of Triarc's Board of Directors (the "Compensation Committee") intentionally or recklessly approved substantial awards of cash and options to Messrs. Peltz and May contrary to the 1994 Proxy Statement and that the Compensation Committee had a duty to either refrain from approving these awards or seek shareholder approval of them, and that the failure to do so breached the duties of care, loyalty, good faith, and fair dealing owed to the Company and its shareholders. The complaint seeks, among other remedies, rescission of the 1994 option grants and all grants of options made to Messrs. Peltz and May subsequent to June 9, 1994 and repayment by Messrs. Peltz and May of all cash bonuses they received subsequent to June 9, 1994. On September 11, 1997, the plaintiffs amended their complaint in the Original LeWinter Action to drop a current and a former director as defendants. The amended complaint also alleges that defendants fraudulently and in bad faith misrepresented the terms and the value of the Performance Options, and that defendants acted improperly in awarding to Messrs. Peltz and May certain other items of compensation. The amended complaint also seeks additional relief, including repayment by Messrs. Peltz and May of all compensation paid to them after June 9, 1994 and the amount by which the alleged value of the Performance Options exceeded their value as set forth in the 1994 Proxy Statement. The defendants have not yet responded to the complaint or the amended complaint.

       Three other purported class and derivative actions have been filed in the Delaware Court of Chancery, New Castle County, naming as defendants certain current directors and certain former directors of the Company (and naming the Company as a nominal defendant). The Delaware actions assert substantially similar claims and seek substantially similar relief as the Original LeWinter Action. Defendants have not yet responded to the Delaware complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       On June 4, 1997, Triarc held its Annual Meeting of Stockholders. At the Annual Meeting,Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Stanley
R. Jaffe, Joseph A. Levato, David E. Schwab II, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, amending Triarc's certificate of incorporation to change the minimum number of directors to seven (7) and the maximum number of directors to fifteen (15), and proposal 3, ratifying the appointment of Deloitte & Touche, LLP as Triarc's independent certified public accountants.

The voting on the above matters is set forth below:

       NOMINEE                      VOTES FOR                  VOTES WITHHELD

       Nelson Peltz                 21,522,973                         32,219
       Peter W. May                 21,522,973                         32,219
       Hugh L. Carey                21,518,033                         37,159
       Clive Chajet                 21,523,107                         32,085
       Stanley R. Jaffe             21,523,107                         32,085
       Joseph A. Levato             21,523,107                         32,085
       David E. Schwab II           21,523,107                         32,085
       Raymond S. Troubh            21,520,407                         34,785
       Gerald Tsai, Jr.             21,521,607                         33,585

Proposal 2 - There were 21,446,924 votes for, 83,779 votes against and 24,489 abstentions.

Proposal 3 - There were 21,528,402 votes for, 14,745 votes against and 12,045 abstentions.


ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

        (c) Exhibits

        10.1 -Amended and Restated Credit Agreement dated as of August 15, 1997 among Mistic Brands, Inc., Snapple Beverage Corp. and Triarc Beverage Holdings Corp., as the Borrowers, Various Financial Institutions, as the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as the arranger for the Lenders, Morgan Stanley Senior Funding, Inc. as co-arranger and as the Documentation Agent for the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, and The Bank of New York, as Administrative Agent for the Lenders.

                                           SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.


Date:  September 29, 1997                     TRIARC COMPANIES, INC.



                                              By:    __________________________
                                                     John L. Barnes, Jr.
                                                     Senior Vice President
                                                     and Chief Financial Officer

                                         Exhibit Index

Exhibit
  No.                        Description                                Page No.

10.1 -         Amended and Restated Credit Agreement dated as of August
               15, 1997 among Mistic Brands, Inc., Snapple Beverage Corp. and Triarc Beverage Holdings Corp., as the Borrowers,
               Various Financial Institutions, as the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as the arranger for the Lenders, Morgan Stanley Senior Funding, Inc. as co-arranger and as the Documentation Agent for the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, and The Bank of New York, as Administrative Agent