Form 10-Q
period 1997-09-28
TRIARC COMPANIES INC
filed 1997-11-12
CIK 30697

-------------------------------------------------------------------------------



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                            TRIARC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                        38-0471180
-------------------------------                          ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


     280 Park Avenue, New York, New York                    10017
 -------------------------------------------             ----------
   (Address of principal executive offices)              (Zip Code)

                               (212) 451-3000
                         ---------------------
           (Registrant's telephone number, including area code)


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

Yes (X)     No (  )

             There were 24,073,448 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of October 31, 1997.

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.



                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,         SEPTEMBER 28,
                                                                                             1996 (A)               1997
                                                                                           ----------           ------------
                                                                                                   (IN THOUSANDS)
                                                        ASSETS                                       (UNAUDITED)
Current assets:
    Cash and cash equivalents.............................................................$    154,405         $     69,149
    Short-term investments................................................................      51,711               57,246
    Receivables, net......................................................................      80,613              117,063
    Inventories...........................................................................      55,340               93,570
    Assets held for sale..................................................................      71,116                  --
    Deferred income tax benefit ..........................................................      16,409               43,571
    Prepaid expenses and other current assets ............................................      16,068               10,449
                                                                                          ------------         ------------
      Total current assets................................................................     445,662              391,048
Properties, net...........................................................................     107,272              119,992
Unamortized costs in excess of net assets of acquired companies...........................     203,914              288,767
Trademarks................................................................................      57,257              260,525
Deferred costs, deposits and other assets.................................................      40,299               76,027
                                                                                          ------------         ------------
                                                                                          $    854,404         $  1,136,359
                                                                                          ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt.....................................................$     93,567         $     16,696
    Accounts payable......................................................................      52,437               71,264
    Accrued expenses......................................................................     104,483              176,469
                                                                                           -----------         ------------
      Total current liabilities...........................................................     250,487              264,429
Long-term debt............................................................................     500,529              737,273
Deferred income taxes.....................................................................      34,455               78,063
Other liabilities.........................................................................      28,444               49,441
Minority interests........................................................................      33,724               22,293
Stockholders' equity (deficit):
    Common stock..........................................................................       3,398                3,398
    Additional paid-in capital............................................................     161,170              165,146
    Accumulated deficit...................................................................    (111,824)            (136,184)
    Treasury stock........................................................................     (46,273)             (44,570)
    Other  ...............................................................................         294               (2,930)
                                                                                          ------------         ------------
      Total stockholders' equity (deficit)................................................       6,765              (15,140)
                                                                                          ------------         ------------
                                                                                          $    854,404         $  1,136,359
                                                                                          ============         ============



(A)   Derived from the audited consolidated financial statements as of December 31, 1996




     See  accompanying  notes to  condensed  consolidated financial statements.




                                            TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           -----------------------------     -----------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 28,      SEPTEMBER  30,   SEPTEMBER 28,
                                                                1996      1997 (NOTE 1)        1996          1997 (NOTE 1)
                                                                ----      -------------        ----          -------------
                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                       (UNAUDITED)

Revenues:
   Net sales................................................$   191,533    $   257,060       $   739,870    $   658,942

   Royalties, franchise fees and other revenues.............     14,914         17,941            41,947         47,582
                                                            -----------    -----------       -----------    -----------
                                                                206,447        275,001           781,817        706,524
                                                            -----------    -----------       -----------    -----------
Costs and expenses:
   Cost of sales............................................    128,647        147,407           524,099        402,813
   Advertising, selling and distribution....................     35,226         60,266           107,326        141,058
   General and administrative...............................     31,189         41,851            95,877        108,723
   Facilities relocation and corporate restructuring .......        --             --                --           7,350
   Acquisition related .....................................        --             --                --          32,440
                                                            -----------    -----------       -----------    -----------
                                                                195,062        249,524           727,302        692,384
                                                            -----------    -----------       -----------    -----------
     Operating profit.......................................     11,385         25,477            54,515         14,140
Interest expense............................................    (16,513)       (20,844)          (57,576)       (54,807)
Gain on sale of businesses, net.............................     77,123          2,603            76,623            261
Investment income, net......................................      2,446          6,428             4,477         10,927
Other income (expense), net.................................        213         (1,152)              479          3,603
                                                            -----------    -----------       -----------    -----------
     Income (loss) before income taxes, minority
        interests and extraordinary items...................     74,654         12,512            78,518        (25,876)
Benefit from (provision for) income taxes...................    (29,091)        (3,520)          (34,753)         5,693
Minority interests in (income) loss of consolidated
   subsidiary...............................................      1,769          1,948             1,769         (1,223)
                                                            -----------    -----------       -----------    -----------
     Income (loss) before extraordinary items...............     47,332         10,940            45,534        (21,406)
Extraordinary items.........................................      3,122            --             (5,416)        (2,954)
                                                            -----------    -----------       -----------    -----------
     Net income (loss)......................................$    50,454    $    10,940       $    40,118    $   (24,360)
                                                            ===========    ===========       ============   ===========
Income (loss) per share:
     Income (loss) before extraordinary items...............$      1.50    $       .35       $      1.52    $      (.71)
     Extraordinary items....................................        .10            --               (.18)          (.10)
                                                            -----------    -----------       -----------    -----------
     Net income (loss)......................................$      1.60    $       .35       $      1.34    $      (.81)
                                                            ===========    ===========       ===========    ===========



    See  accompanying  notes to  condensed  consolidated financial statements.




                                            TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                      NINE MONTHS ENDED
                                                                                             -------------------------------
                                                                                             SEPTEMBER 30,     SEPTEMBER 28,
                                                                                                 1996          1997 (NOTE 1)
                                                                                                 ----          -------------
                                                                                                     (IN THOUSANDS)
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)........................................................................$  40,118          $ (24,360)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Gain on sale of businesses, net.....................................................  (76,623)              (261)
         Depreciation and amortization of properties.........................................   24,235             13,967
         Amortization of costs in excess of net assets of acquired companies and
           trademarks and other amortization.................................................   11,716             15,161
         Amortization of deferred financing costs and in 1996, original issue discount  .....    4,592              3,906
         Write-off of deferred financing costs and in 1996, original issue discount..........   12,245              4,839
         Discount from principal on early extinguishment of debt.............................   (9,237)               --
         Provision for acquisition related costs, net of payments............................      --              29,245
         Provision for facilities relocation and corporate restructuring, net of payments....   (2,580)                51
         Deferred income tax provision (benefit).............................................   30,531             (8,507)
         Realized gain on short-term investments ............................................     (116)            (4,653)
         Minority interests in income (loss) of consolidated subsidiary......................   (1,769)             1,223
         Provision for doubtful accounts.....................................................    2,757              2,940
         Other, net..........................................................................   (6,353)             2,045
         Changes in operating assets and liabilities:
           Decrease (increase) in:
              Receivables....................................................................   (8,232)             4,092
              Inventories....................................................................  (18,794)            (8,518)
              Prepaid expenses and other current assets......................................     (796)             7,736
           Increase in accounts payable and accrued expenses  ...............................   18,167              4,325
                                                                                             ---------          ---------
                  Net cash provided by operating activities..................................   19,861             43,231
                                                                                             ---------          ---------
Cash flows from investing activities:
    Acquisition of Snapple Beverage Corp.....................................................      --            (321,063)
    Other business acquisitions..............................................................   (4,726)            (7,568)
    Capital expenditures.....................................................................  (21,532)           (10,956)
    Cost of short-term investments purchased.................................................  (41,285)           (42,012)
    Proceeds from short-term investments sold................................................   10,014             40,933
    Proceeds from sales of properties........................................................    1,601              3,299
    Proceeds from sale of the textile business (net of post-closing adjustments and
      expenses paid of $12,709,000)..........................................................  244,920                --
    Other  ..................................................................................     (164)               612
                                                                                             ---------          ---------
                  Net cash provided by (used in) investing activities........................  188,828           (336,755)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................  166,576            335,112
    Repayments of long-term debt (including $191,438,000 of long-term debt repaid in
      1996 in connection with the sale of the textile business).............................. (416,371)          (107,283)
    Restricted cash used to repay long-term debt.............................................   30,000                --
    Deferred financing costs.................................................................   (7,470)           (11,304)
    Distributions paid on propane partnership common units...................................      --             (10,554)
    Proceeds from sale of partnership units in the propane business (net of expenses
      of $14,400,000)........................................................................  117,933                --
    Other  ..................................................................................     (538)             1,686
                                                                                             ---------          ---------
                  Net cash provided by (used in) financing activities........................ (109,870)           207,657
                                                                                             ---------          ---------
Net cash provided by (used in) continuing operations.........................................   98,819            (85,867)
Net cash provided by discontinued operations.................................................    1,702                611
                                                                                             ----------         ---------
Net increase (decrease) in cash and cash equivalents.........................................  100,521            (85,256)
Cash and cash equivalents at beginning of period.............................................   64,205            154,405
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$ 164,726          $  69,149
                                                                                             =========          =========


  See  accompanying  notes to  condensed  consolidated financial statements.

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and September 28, 1997, its results of operations for the three-month and nine-month periods ended September 30, 1996 and September 28, 1997 and its cash flows for the nine-month periods ended September 30, 1996 and September 28, 1997 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "Form 10-K").

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, in 1997 the Company's third quarter commenced on June 30 and ended on September 28 and the nine months ended September 28 commenced on January 1 and are referred to herein as the three-month and nine-month periods ended September 28, 1997, respectively. The fourth quarter of 1997 will consist of 13 weeks ending December 28.

     Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)  SIGNIFICANT 1997 TRANSACTIONS

ACQUISITION OF SNAPPLE

     On May 22, 1997 Triarc acquired (the "Acquisition") Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages, from The Quaker Oats Company ("Quaker") for $321,063,000 including cash of $308,000,000 (including $8,000,000 of post-closing adjustments and subject to additional post-closing adjustments), $10,300,000 of estimated fees and expenses and $2,763,000 of deferred purchase price. The purchase price for the Acquisition was funded from
(i) $75,000,000 of cash and cash equivalents on hand and contributed by Triarc to Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company, and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement, as amended (the "Credit Agreement" - see Note 5) entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers").

     The Acquisition is being accounted for in accordance with the purchase method of accounting. The allocation of the $321,063,000 purchase price of Snapple to the unaudited Snapple balance sheet as of May 22, 1997, on a preliminary basis subject to finalization, is as follows (in thousands):




                                            TRIARC COMPANIES, INC. AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                      SEPTEMBER 28, 1997
                                                          (UNAUDITED)



                                                                                                 PURCHASE       ADJUSTED FOR
                                                                                                ACCOUNTING        PURCHASE
                                                                                  SNAPPLE       ADJUSTMENTS      ACCOUNTING
                                                                                  -------       -----------     -----------
                ASSETS

Current assets:
     Receivables, net...........................................................$  40,279    $      --        $    40,279
     Inventories................................................................   33,250         1,875  (a)       35,125
     Deferred income tax benefit................................................   11,746         7,524  (g)       19,270
     Prepaid expenses and other current assets..................................   14,019           --             14,019
                                                                                ---------    ----------       -----------
         Total current assets...................................................   99,294         9,399           108,693

     Properties, net............................................................   26,969        (7,966) (b)       19,003
     Unamortized costs in excess of net assets of acquired companies............      --         88,942  (i)       88,942
     Trademarks ................................................................  272,703       (62,703) (c)      210,000
     Deferred costs, deposits and other assets..................................   15,541        12,001  (d)       27,542
                                                                                ---------    ----------       -----------
                                                                                $ 414,507    $   39,673       $   454,180
                                                                                =========    ==========       ===========

         LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt..........................................$      53    $      --        $        53
     Accounts payable ..........................................................   11,880           --             11,880
     Accrued expenses...........................................................   35,209        20,157  (e)       55,366
                                                                                ---------    ----------       -----------
         Total current liabilities..............................................   47,142        20,157            67,299

     Deferred income taxes......................................................   73,458       (29,124) (g)       44,334
     Other liabilities..........................................................    1,160        20,324  (f)       21,484
     Net assets of Snapple......................................................  292,747        28,316  (h)      321,063
                                                                                ---------    ----------       -----------
                                                                                $ 414,507    $   39,673       $   454,180
                                                                                =========    ==========       ===========


                                                                                                                  DEBIT
                                                                                                                (CREDIT)

(a)   Adjust "Inventories" to fair value ....................................................................$       1,875
(b)   Adjust "Properties, net" to (i) eliminate refrigerated display cases to conform accounting to the Company's policy of expensing such display cases when purchased  and  placed in  service  ($7,851)  and (ii)  write off other
         acquired properties which the Company plans to abandon ($115) ......................................       (7,966)
(c)   Adjust "Trademarks" to reduce the fair value of the trademarks and tradenames, formulas and distribution network of Snapple in accordance with an independent
         appraisal  .........................................................................................      (62,703)
(d)   Adjust "Deferred costs, deposits and other assets" to (i) write up Snapple's investments in affiliates to fair value principally in accordance with an independent appraisal ($13,195)
         and (ii) eliminate Snapple's investment in its own distribution routes ($1,194) ....................       12,001
(e)   Adjust "Accrued expenses" to record (i) the fair value of the current portion of the
         Company's long-term production contracts with copackers which the Company does not anticipate utilizing based on the future volumes projected by the Company ($7,872),
         (ii) the Company's obligations relating to employee severance, stay bonuses and outplacement services for terminated Snapple employees notified at or shortly after the
         Acquisition ($3,799), (iii) obligations related to contracts terminated by the Company for advertising, marketing and product development programs committed to prior to the
         Acquisition ($2,736), (iv) an obligation related to the termination of certain distribution agreements ($700), (v) obligations related to packaging materials for product discontinued
         by the Company ($200) and (vi) an estimate of other liabilities to be identified by the
         Company in the finalization of the purchase accounting allocation in connection with the
         Acquisition ($4,850)................................................................................      (20,157)
(f)   Adjust "Other liabilities" to record the fair value of the long-term portion of the Company's long-term production contracts with copackers which the Company does not anticipate
         utilizing based on future volumes projected by the Company .........................................      (20,324)
(g)   Adjust deferred income taxes relating to Snapple and establish the net deferred income tax benefits relating to the purchase accounting adjustments herein consisting of an increase
         to the current asset ($7,524) and a decrease to the noncurrent liability ($29,124)..................       36,648
(h)   Eliminate the "Net assets of Snapple" ($292,747) and record the push-down of the Acquisition
         purchase price ($321,063) to the equity of Snapple .................................................      (28,316)
(i)   Record the excess of the Company's investment in Snapple over the adjusted net assets of Snapple as "Unamortized costs in excess of net assets of acquired companies"
         ("Goodwill").........................................................................................      88,942
                                                                                                              ------------
                                                                                                              $        --
                                                                                                              ============



     The results of operations of Snapple from the May 22, 1997 date of the Acquisition through September 28, 1997 have been included in the accompanying condensed consolidated statements of operations. See below under "C&C Sale" for the unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1996 and the nine-month period ended September 28, 1997 giving effect to the Acquisition and related transactions as well as the sale of restaurants and the C&C Sale (see below).

SALE OF RESTAURANTS

     On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned Arby's restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $1,379,000 and the assumption by RTM of an aggregate $54,620,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales effective May 5, 1997. In the fourth quarter of 1996 the Company recorded a charge to reduce the carrying value of the long-lived assets associated with the restaurants sold (reported as "Assets held for sale" in the accompanying condensed consolidated balance sheet at December 31, 1996) to their estimated fair values and, in the second quarter of 1997, recorded a $2,342,000 loss on the sale (included in "Gain on sale of businesses, net"), which includes a $1,457,000 provision for the fair value of future lease commitments and debt repayments assumed by RTM for which the Company remains contingently liable if the payments are not made by RTM. The results of operations of the sold restaurants have been included in the accompanying condensed consolidated statements of operations through the May 5, 1997 date of sale. Following the sale of all of its company-owned Arby's restaurants, the Company continues as the franchisor of the Arby's system.

C&C SALE

     On July 18, 1997, the Company completed the sale (the "C&C Sale" and, collectively with the RTM Sale, the "Sales") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco") for the proceeds of $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i) $2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and
(ii) $284,000 relating to future technical services to be performed for Kelco by the Company, both under a contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pre-tax gain of $2,796,000 which is being recognized commencing in the third quarter of 1997 pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco
Note is not yet fully assured. Accordingly, a gain of $503,000 was recognized in "Gain on sale of businesses, net" in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 28, 1997.

     The following  unaudited  pro forma  condensed  consolidated  statements of operations of the Company for the year ended December 31, 1996 and the nine-month period ended September 28, 1997 have been prepared by adjusting such statements of operations, as derived and condensed, as applicable, from (i) the consolidated statement of operations in the Form 10-K and (ii) the condensed consolidated statement of operations appearing herein, respectively, to give effect to (i) the Sales and (ii) the Acquisition and related transactions, based on the effect of preliminary estimates of the allocation of the purchase price of Snapple, as if such transactions had been consummated as of January 1, 1996. The revenues and expenses of Snapple for the year ended December 31, 1996 and for the period from January 1, 1997 to the May 22, 1997 Acquisition date (the "Pre-acquisition Period") have been derived and condensed, as applicable, from
(i) the combined statement of certain revenues and operating expenses included in the Snapple audited combined financial statements for the year ended December 31, 1996 included in the Company's Form 8-K/A filed with the SEC on August 5, 1997 (the "Form 8-K/A") and (ii) the combination (the "Pre-acquisition Statement") of (a) the combined statement of certain revenues and operating expenses included in the Snapple unaudited combined financial statements for the three months ended March 31, 1997 included in the Form 8-K/A and (b) the Snapple unaudited combined statement of certain revenues and operating expenses for the period from April 1, 1997 to May 22, 1997 provided to the Company by Quaker. Such Pre-acquisition Statement is preliminary and is subject to adjustment upon completion of an audit currently in process. Such unaudited pro forma condensed consolidated statements of operations do not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):


                                   PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                          FOR THE YEAR ENDED DECEMBER 31, 1996

                                                       AS                                  PRO FORMA
                                                    REPORTED            SNAPPLE           ADJUSTMENTS         PRO FORMA
                                                   ---------            -------           -----------         ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                   (UNAUDITED)

Revenues:
    Net sales......................................$   931,920       $    550,800     $   (228,031)  (a)   $  1,243,526
                                                                                               444   (g)
                                                                                           (11,607)  (h)
    Royalties, franchise fees and other
      revenues.....................................     57,329                --             9,121   (b)         66,510
                                                                                                60   (g)
                                                   -----------       ------------     ------------         ------------
                                                       989,249            550,800         (230,013)           1,310,036
                                                   -----------       ------------     ------------         ------------
Costs and expenses:
    Cost of sales..................................    652,109            352,900         (187,535)  (a)        807,354
                                                                                               178   (g)
                                                                                           (10,298)  (h)
    Advertising, selling and distribution..........    139,662            188,400          (24,764)  (a)        294,770
                                                                                            (1,702)  (h)
                                                                                            (6,826)  (l)
    General and administrative.....................    131,357             93,900           (9,913)  (a)        169,588
                                                                                              (434)  (h)
                                                                                           (45,322)  (m)
    Reduction in carrying value of long-lived
      assets impaired or to be disposed of.........     64,300                --           (58,900)  (a)          5,400
    Facilities relocation and corporate
      restructuring................................      8,800             16,600           (2,400)  (a)         23,000
                                                   -----------       ------------     ------------         ------------
                                                       996,228            651,800         (347,916)           1,300,112
                                                   -----------       ------------     ------------         ------------
         Operating profit (loss)...................     (6,979)          (101,000)         117,903                9,924
Interest expense...................................    (73,379)               --             8,421   (c)        (93,505)
                                                                                              (273)  (g)
                                                                                           (28,274)  (o)
Gain on sale of businesses, net....................     77,000                --               --                77,000
Other income, net..................................      7,996                --                16   (h)          8,695
                                                   -----------       ------------     ------------         ------------
                                                                                               683   (j)
         Income (loss) before income taxes
           and minority interests..................      4,638           (101,000)          98,476                2,114
Provision for income taxes.........................    (11,294)               --           (28,406)  (f)        (11,321)
                                                                                              (578)  (k)
                                                                                            28,957   (p)
Minority interests in income of consolidated
    subsidiary.....................................     (1,829)               --               --                (1,829)
                                                   -----------       ------------     ------------         ------------
         Income (loss) before extraordinary
            items..................................$    (8,485)      $   (101,000)    $     98,449         $    (11,036)
                                                   ===========       ============     ============         ============
         Income (loss) before extraordinary
            items per share........................$      (.28)                                            $       (.37)
                                                   ===========                                             ============





                                 PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997

                                                                    PREACQUISITION
                                                       AS              PERIOD OF           PRO FORMA
                                                    REPORTED            SNAPPLE           ADJUSTMENTS         PRO FORMA
                                                    -------         --------------        -----------         ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                   (UNAUDITED)
Revenues:
    Net sales......................................$   658,942       $    172,400     $    (74,195)  (a)   $    750,271
                                                                                               243   (g)
                                                                                            (7,119)  (h)
    Royalties, franchise fees and other
      revenues.....................................     47,582                --             2,968   (b)         50,583
                                                                                                33   (g)
                                                   -----------       ------------     ------------         ------------
                                                       706,524            172,400          (78,070)             800,854
                                                   -----------       ------------     ------------         ------------
Costs and expenses:
    Cost of sales..................................    402,813            100,600          (59,127)  (a)        437,970
                                                                                                96   (g)
                                                                                            (6,412)  (h)
    Advertising, selling and distribution..........    141,058             58,700           (8,145)  (a)        188,205
                                                                                              (401)  (h)
                                                                                            (3,007)  (l)
    General and administrative.....................    108,723             28,200           (3,319)  (a)        123,356
                                                                                              (293)  (h)
                                                                                            (9,955)  (m)
    Facilities relocation and corporate
      restructuring................................      7,350                --            (5,597)  (a)          1,753
    Acquisition related ...........................     32,440                --               --                32,440
    Reduction in carrying value of long-lived
      assets impaired or to be disposed of.........        --           1,414,600       (1,414,600)  (n)            --
                                                   -----------       ------------     ------------         ------------
                                                       692,384          1,602,100       (1,510,760)             783,724
                                                   -----------       ------------     ------------         ------------
         Operating profit (loss)...................     14,140         (1,429,700)       1,432,690               17,130
Interest expense...................................    (54,807)               --             2,756   (c)        (63,172)
                                                                                              (152)  (g)
                                                                                           (10,969)  (o)
Gain on sale of business, net......................        261                --             2,342   (d)          2,100
                                                                                              (503)  (i)
Investment income, net.............................     10,927                --               --                10,927
Other income, net..................................      3,603                --              (544)  (e)          3,509
                                                                                               381   (j)
                                                                                                69   (h)
         Income (loss) before income taxes
           and minority interests..................    (25,876)        (1,429,700)       1,426,070              (29,506)
Benefit from income taxes..........................      5,693                --            (3,701)  (f)          6,685
                                                                                                14   (k)
                                                                                             4,679   (p)
Minority interests in income of consolidated
    subsidiary.....................................     (1,223)               --               --                (1,223)
                                                   -----------       ------------     ------------         ------------
         Loss before extraordinary items...........$   (21,406)      $ (1,429,700)    $  1,427,062         $    (24,044)
                                                   ===========       ============     ============         ============
         Loss before extraordinary items
           per share...............................$      (.71)                                            $       (.80)
                                                   ===========                                             ============


RTM Sale Pro Forma Adjustments

(a) To reflect the elimination of the sales, cost of sales, advertising, selling and distribution expenses and allocated general and administrative expenses, the reduction in carrying value of long-lived assets impaired or to be disposed of for the year ended December 31, 1996 related to the sold Arby's restaurants and the portion of the facilities relocation and corporate restructuring charge associated with restructuring the restaurant segment in connection with the RTM Sale. The allocated general and administrative expenses reflect the portion of the Company's total general and administrative expenses allocable to the operating results associated with the restaurants sold as determined by management of the Company. Such allocated amounts consist of (i) salaries, bonuses, travel and entertainment expenses, supplies, training and other expenses related to area managers who had responsibility for the day-to-day operation of the sold restaurants and (ii) the portion of general corporate overhead (e.g. accounting, human resources, marketing, etc.) estimated to be avoided as a result of the Company no longer operating restaurants. Since the Company no longer owns any Arby's restaurants but continues to operate as the Arby's franchisor, it undertook a reorganization of its restaurant segment eliminating 65 positions in its corporate and field administrative offices and significantly reducing leased office space. The effect of the elimination of income and expenses of the sold restaurants is significantly greater in the year ended December 31, 1996 as compared with the nine months ended September 28, 1997 principally due to two 1996 eliminations which did not recur in the 1997 period for (i) the $58,900,000 reduction in carrying value of long-lived assets associated with the restaurants sold and (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale.

(b) To reflect royalties on the sales of the sold restaurants through the May 5, 1997 RTM Sale date at the rate of 4%.

(c) To reflect a reduction to interest expense relating to the debt assumed by RTM.

(d) To reflect the elimination of the $2,342,000 loss on sale of restaurants recorded in the nine months ended September 28, 1997.

(e) To reflect a $544,000 (only the portion related to the restaurant headquarters) gain on termination of a portion of the Fort Lauderdale, Florida headquarters lease for space no longer required by the restaurant segment as a result of the RTM Sale recorded in the nine months ended September 28, 1997.

(f) To reflect the income tax effects of the above at the incremental income tax rate of 38.9%.

C&C Sale Pro Forma Adjustments

(g) To reflect through the date of the C&C Sale (i) realization of deferred revenues based on the portion of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco to be fulfilled and fees related to the technical services to be performed, both under the contract with Kelco, (ii) imputation of interest expense on the deferred revenues and (iii) recognition of the estimated cost of the concentrate to be sold.

(h) To reflect the elimination of sales, cost of sales, advertising, selling and distribution expenses, general and administrative expenses and other expense related to the C&C beverage line.

(i) To reflect the elimination of the $503,000 gain on the C&C Sale recorded in the nine months ended September 28, 1997.

(j)   To reflect accretion of the discount on the Kelco Note.

(k) To reflect the income tax effects of the above at the incremental income tax rate of 36.6%.

Snapple Acquisition Pro Forma Adjustments



(l)   Represents adjustments to "Advertising, selling and distribution" expenses as follows (in thousands):


                                                                              YEAR ENDED          NINE MONTHS ENDED
                                                                           DECEMBER 31, 1996     SEPTEMBER 28, 1997
                                                                           -----------------     ------------------

       To record (reverse) net purchases (depreciation) of
          refrigerated display cases expensed when
          purchased and placed in service.......................................$   3,174              $    (879)
       To reverse reported take-or-pay expense for obligations
          associated with long-term production contracts
          as a result of adjustment to fair value...............................  (10,000)                (2,128)
                                                                                ---------              ---------
                                                                                $  (6,826)             $  (3,007)
                                                                                =========              =========

(m)   Represents adjustments to "General and administrative" expenses as follows (in thousands):

                                                                              YEAR ENDED          NINE MONTHS ENDED
                                                                           DECEMBER 31, 1996     SEPTEMBER 28, 1997
                                                                           -----------------     ------------------

       To record amortization of trademarks and tradenames of
          $210,000 over an estimated life of 35 years...........................$   6,000              $   2,334
       To record amortization of Goodwill of $88,942 over an
          estimated life of 35 years............................................    2,541                    989
       To reverse reported amortization of intangibles for which no amortization was recorded subsequent to March 31, 1997
          when they were written down to their estimated fair values............  (54,200)               (13,400)
       To record amortization relating to the excess of fair value of an equity investment over the underlying book value
          over an estimated life of 35 years....................................      337                    122
                                                                                ---------              ---------
                                                                                $ (45,322)             $  (9,955)
                                                                                =========              =========

(n) To reverse the historical reduction in carrying value of long-lived assets impaired or to be disposed of for the nine months ended September 28, 1997 in connection with the sale of Snapple to Triarc.

(o)   Represents adjustments to "Interest expense" as follows (in thousands):

                                                                              YEAR ENDED          NINE MONTHS ENDED
                                                                           DECEMBER 31, 1996     SEPTEMBER 28, 1997
                                                                           -----------------     ------------------

       To record interest expense at weighted average rate of
          10.2% on the $330,000 of borrowings at the
          Acquisition date under the Credit Agreement...........................$  (33,424)            $ (12,811)
       To record amortization on $11,200 of deferred financing
          costs associated with the Credit Agreement............................    (1,889)                 (713)
       To reverse reported interest expense on Mistic's former
          bank facility (see Note 5)............................................     6,086                 2,231
       To reverse reported amortization of deferred financing costs
          associated with Mistic's former bank facility.........................       953                   324
                                                                                ----------             ---------
                                                                                $  (28,274)            $ (10,969)
                                                                                ==========            =========

(p)   Represents adjustments to "Benefit from (provision for) income taxes" (in thousands):

                                                                              YEAR ENDED          NINE MONTHS ENDED
                                                                           DECEMBER 31, 1996     SEPTEMBER 28, 1997
                                                                           -----------------     -----------------


       To reflect an income tax benefit on the adjusted
          historical pre-tax loss at  39%  (exclusive  of
          nondeductible Goodwill write-off  and/or amortization)
          since no income tax benefit is reflected in the
          reported historical results of operations..........................$    26,286               $  65,208
       To reflect the estimated income tax effect of the
          above adjustments (exclusive of nondeductible
          Goodwill write-off and/or amortization) at 39%......................     2,671                 (60,529)
                                                                              ----------               ---------
                                                                              $   28,957               $   4,679
                                                                              ==========               =========

Integration of Acquisitions

      The accompanying pro forma condensed consolidated statements of operations do not reflect cost savings that the Company believes it will achieve from changes in operating strategies subsequent to the acquisition of Snapple and operational synergies with Mistic. Such savings include cost reductions in domestic advertising and marketing and general and administrative expenses and more cost-efficient international operations. With respect to Snapple's domestic advertising, the Company plans to reduce such expenditures to approximately $1.90 per case from the pre-Acquisition 1996 level of approximately $2.65 per case through elimination of programs, such as product giveaways, which it considers non-effective, and the reduction of advertising development costs including talent, production and agency costs. The Company believes it can achieve such levels since the 1996 advertising and marketing levels at Mistic were approximately $1.56 per case. Domestic general and administrative expenses are being reduced through space reductions and elimination of excess personnel. The corporate office facilities related to Snapple have been reduced from approximately 50,000 square feet at the Quaker corporate facility to 12,500 square feet at the TBHC facility in White Plains, New York. Further, the Company has reduced administrative personnel, facilitated in part by the integration with Mistic. With respect to international operations, Snapple incurred significant losses in 1996. The Company intends to rationalize its international advertising and marketing and general and administrative expenses similar to its domestic operations in order to eliminate such losses.

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

(3)   INVENTORIES

      The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):


                                                                                      DECEMBER 31,       SEPTEMBER 28,
                                                                                          1996               1997
                                                                                          ----               ----

      Raw materials...................................................................$   25,405         $   36,101
      Work in process.................................................................       467                505
      Finished goods..................................................................    29,468             56,964
                                                                                      ----------         ----------
                                                                                      $   55,340         $   93,570
                                                                                      ==========         ==========


(4)   PROPERTIES



      The  following  is a summary  of the  components  of  properties,  net (in thousands):
                                                                                      DECEMBER 31,       SEPTEMBER 28,
                                                                                          1996               1997
                                                                                          ----               ----

      Properties, at cost.............................................................$  224,206         $  232,527
      Less accumulated depreciation and amortization..................................   116,934            112,535
                                                                                      ----------         ----------
                                                                                      $  107,272         $  119,992
                                                                                      ==========         ==========



(5)  LONG-TERM DEBT

     The Credit Agreement consists of $300,000,000 of term loans (the "Term Loans") of which $225,000,000 and $75,000,000 were borrowed by Snapple and Mistic, respectively, at the Acquisition date ($223,687,000 and $74,563,000, respectively, outstanding at September 28, 1997) and a revolving credit line which provides for up to $80,000,000 of revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which $25,000,000 and $5,000,000 were borrowed on the Acquisition date by Snapple and Mistic, respectively. No Revolving Loans were outstanding at September 28, 1997. The aggregate $250,000,000 borrowed by Snapple was principally used to fund a portion of the purchase price for Snapple (see Note 2). The aggregate $80,000,000 borrowed by Mistic was principally used to repay all of the $70,850,000 then outstanding borrowings under Mistic's former bank credit facility plus accrued interest thereon. Borrowings under the Credit Agreement bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 5.66% to 5.84% at September 28, 1997) or an alternate base rate (the "ABR"). The ABR (8 1/2% at September 28, 1997)
represents the higher of the prime rate or 1/2% over the Federal funds rate. Revolving Loans and one of the Term Loans with an outstanding balance of $98,750,000 at September 28, 1997 bear interest at 2 1/2% over LIBOR or 1 1/4% over ABR until February 1998, at which time such margins are subject to downward adjustment by up to 1% based on the respective borrowers' leverage ratio, as defined. The other two Term Loans each with outstanding balances of $99,750,000 at September 28, 1997 bear interest at 3% and 3 1/4%, respectively, over LIBOR or 2 1/4% and 2 1/2%, respectively, over the ABR. At September 28, 1997 the outstanding Term Loans bear interest at a weighted average rate of 8.67%. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Term Loans are due $1,750,000 during the remainder of 1997, $9,500,000 in 1998, $14,500,000 in 1999,
$19,500,000 in 2000,  $24,500,000 in 2001,  $27,000,000 in 2002,  $61,000,000 in
2003,  $94,000,000 in 2004 and $46,500,000 in 2005 and any Revolving Loans would be due in full in June 2003. The Borrowers must also make mandatory prepayments in an amount equal to 75% of excess cash flow, as defined. The Credit Agreement contains various covenants which, among other matters, require meeting certain financial amount and ratio tests and prohibit dividends. Substantially all of the assets of Snapple and Mistic and the common stock of Snapple, Mistic and TBHC are pledged as security for obligations under the Credit Agreement.

(6)   STOCKHOLDERS' EQUITY

      On March 20, 1997 the Company granted 1,227,000 stock options at an option price of $12.54 which was below the $14.75 fair market value of the Class A common stock at such date representing an aggregate difference of $2,712,000. Such amount was recorded as an addition to unearned compensation (included in "Other stockholders' equity (deficit)" in the accompanying condensed consolidated balance sheets) and is being amortized as compensation expense over the vesting period of one to three years from the date of grant.

(7)   FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

      The facilities relocation and corporate restructuring charges in the nine-month period ended September 28, 1997 principally consist of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, which is being centralized in the White Plains, New York headquarters of TBHC.

(8)   ACQUISITION RELATED COSTS

      The Acquisition related costs in the nine-month period ended September 28, 1997 consist of the following (in thousands):


      Write down glass front vending machines based on the Company's change in estimate of their
          value considering the Company's plans for their future use..........................................$   13,826
      Provide additional reserves for legal matters based on the Company's change in estimate of
          the amounts required reflecting its plans and estimates of costs to resolve such matters............     6,697
      Provide for certain costs in connection with the successful consummation of the Acquisition
          ($3,000) and the Mistic refinancing in connection with entering into the Credit
          Agreement ($1,000)..................................................................................     4,000
      Provide for fees paid to Quaker pursuant to a transition services agreement.............................     2,819
      Reflects the portion of promotional expenses relating to the Pre-Acquisition Period as a result of
          the Company's current operating expectations........................................................     2,510
      Provide for costs, principally for independent consultants, incurred in connection with the
          conversion of Snapple to the Company's operating and financial information systems..................     1,603
      Provide additional reserve for doubtful accounts based on the Company's change in
          estimate of the related write-off to be incurred....................................................       985
                                                                                                              ----------

                                                                                                              $   32,440
                                                                                                              ==========


(9)   GAIN ON SALES OF BUSINESSES, NET

      The "Gain on sales of businesses, net" in the 1997 periods consists of (i) $2,100,000 of gain from the receipt by Triarc of distributions from the Partnership (see below) in excess of Triarc's equity in the earnings of the Partnership and (ii) $503,000 of gain on the C&C Sale (see Note 2), both recognized in the third quarter of 1997 and partially offset in the nine-month period ended September 28, 1997 by a $2,342,000 loss on the RTM Sale (see Note
2) recognized in the second quarter of 1997.

      The "Gain on sale of businesses, net" in the 1996 periods consists of (i) a pre-tax loss from the sale of the Company's textile business (an estimated $500,000 in the second quarter of 1996 and an additional $3,500,000 in the third quarter of 1996), (ii) a pre-tax gain from the sale of units in a partnership formed by the Company's propane business ($83,448,000 in the third quarter of 1996) and (iii) a pre-tax loss associated with the write-down of MetBev, Inc. ("MetBev") of $2,825,000 in the third quarter of 1996 (see below).

      As disclosed in Note 28 to the consolidated financial statements contained in the Form 10-K, the Company had an investment in and a revolving credit agreement with MetBev, an entity in which the Company had invested to upgrade the Company's distribution capability in New York City and certain surrounding counties. Under the revolving credit agreement the Company had cumulative advances to MetBev aggregating $3,625,000 as of September 30, 1996 of which $800,000 was written off in 1995. MetBev continued to incur significant losses in 1996 and had a stockholders' deficit as of September 30, 1996 of $7,209,000. Accordingly, during the third quarter of 1996 the Company wrote off its remaining investment in MetBev consisting of the remaining $2,825,000 of advances.

SALE OF TEXTILE BUSINESS

      On April 29, 1996, the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemical business of C.H. Patrick & Co., Inc., a wholly-owned subsidiary of the Company, and certain other excluded assets and liabilities (the "Textile Business") to Avondale Mills, Inc. for $236,824,000 in cash, net of expenses and post-closing adjustments. As a result of the Graniteville Sale, the Company recorded a pre-tax loss of $4,000,000 included in "Gain on sale of businesses, net" ($500,000 (including an $8,367,000 write-off of unamortized Goodwill which has no tax benefit) and $3,500,000 in the second and third quarters of 1996, respectively), and an income tax provision of $1,700,000 (a $3,000,000 provision and a $1,300,000 benefit in the second and third quarters of 1996, respectively), exclusive of an extraordinary charge relating to the early extinguishment of debt included in the charges described in Note 11. At the closing of the Graniteville Sale, $191,438,000 of long-term debt of the textile segment was repaid. See Note 19 to the consolidated financial statements in the Form 10-K for further discussion of the Graniteville Sale.

      The results of operations of the Textile Business have been included in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 1996 through April 29, 1996. See below under "Sale of Propane Business" for supplemental pro forma condensed consolidated summary operating data of the Company for the nine-month period ended September 30, 1996 giving effect to the Graniteville Sale and the repayment of related debt.

SALE OF PROPANE BUSINESS

      In July and November 1996 National Propane Partners L.P. (the "Partnership") a limited partnership organized in 1996 to acquire, own and operate the propane business (the "Propane Business") of National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, consummated offerings (the "Offerings") of units in the Partnership. The Offerings comprised an aggregate 6,701,550 common units representing limited partner interests (the "Common Units"), representing an approximate 57.3% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $124,749,000 net of underwriting discounts and commissions and other expenses related to the Offerings. The sale of the Common Units resulted in a pre-tax gain to the Company in the third quarter of 1996 of $83,448,000 before a provision for income taxes of $32,541,000. In connection with the Offerings, in July 1996 $125,000,000 of long-term debt associated with the Propane Business was issued and $128,469,000 of existing debt of the Propane Business was repaid (collectively with the formation of the Partnership, the Offerings and certain related transactions, the "Propane Transactions"). See Notes 13 and 19 to the consolidated financial statements in the Form 10-K for further discussion of the Propane Transactions.

      The following unaudited supplemental pro forma condensed consolidated summary operating data of the Company for the nine-month period ended September 30, 1996 gives effect to (i) the Graniteville Sale and the repayment of related debt (see above) and the Propane Transactions, as if such transactions had been consummated as of January 1, 1996. The pro forma effects of the Propane Transactions include (i) the addition of the estimated stand-alone general and administrative costs associated with the operation of the Propane Business as a partnership, (ii) net decreases to interest expense principally reflecting the elimination of interest expense on the $128,469,000 of refinanced debt of the Propane Business partially offset by the interest expense associated with $125,000,000 of new debt and (iii) the net benefit from income taxes and increase in minority interests in income of consolidated subsidiaries resulting from the effects of the above transactions and other related transactions which do not affect consolidated pre-tax earnings. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):



      Revenues....................................................................................$      633,808
      Operating profit............................................................................        47,720
      Income before extraordinary items...........................................................        45,448
      Income before extraordinary items per share.................................................          1.52



(10)  INCOME TAXES

      The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 increasing taxable income by approximately $145,000,000. Triarc has resolved approximately $102,000,000 of such proposed adjustments and in connection therewith, the Company has paid $5,298,000, including interest, thus far in November 1997 and expects to pay later in November 1997 an additional amount of approximately $8,500,000, including interest, which aggregate amounts have been fully reserved in prior years. The Company intends to contest the unresolved adjustments of approximately $43,000,000, the tax effect of which has not yet been determined, at the appellate division of the IRS. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of these contested adjustments and other tax matters.

(11)  EXTRAORDINARY ITEMS, NET

      In connection with the early extinguishment or assumption of (i) the Company's 11 7/8% senior subordinated debentures due February 1, 1998, in February 1996, (ii) all of the debt of the Textile Business, including its credit facility, in connection with the sale of the Textile Business in April 1996 (see Note 9), (iii) almost all of the long-term debt of National Propane including National Propane's existing credit facility on July 2, 1996 (see Note
9), (iv) a 9 1/2% promissory note payable with an outstanding balance of $36,487,000 (including accrued interest of $1,790,000) for cash of $27,250,000 on July 1 1996, (v) $54,620,000 of mortgage and equipment notes payable assumed by RTM in connection with the RTM Sale in May 1997 (see Note 2) and (vi) the obligations under the former Mistic credit facility in May 1997 (see Note 5), the Company recognized extraordinary charges consisting of the following (in thousands):


                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 1996  SEPTEMBER 30, 1996  SEPTEMBER 28, 1997
                                                                         ------------------  ------------------  ------------------

      Write-off of unamortized deferred financing costs.....................$   (4,126)         $   (10,469)         $ (4,839)
      Write-off of unamortized original issue discount......................       --                (1,776)              --
      Prepayment penalties..................................................      (225)              (5,744)              --
      Fees..................................................................      (250)                (250)              --
      Discount from principal on early extinguishment.......................     9,237                9,237               --
                                                                            ----------          -----------          -------
                                                                                 4,636               (9,002)           (4,839)
      Income tax (provision) benefit........................................    (1,514)               3,586             1,885
                                                                            ----------          -----------          --------
                                                                            $    3,122          $    (5,416)         $ (2,954)
                                                                            ==========          ===========          ========



(12)  INCOME (LOSS) PER SHARE

      The shares for income (loss) per share purposes were 32,405,000 and 29,906,000 for the three and nine-month periods ended September 30, 1996 and 32,821,000 and 29,959,000 for the three and nine-month periods ended September 28, 1997, respectively. Such shares represent the weighted average shares outstanding plus, with respect to the three-month periods ended September 30, 1996 and September 28, 1997, 2,519,000 and 2,805,000 shares, respectively, for the effect of dilutive stock options. Net income for income per share purposes for the three-month periods ended September 30, 1996 and September 28, 1997 has been increased by $1,335,000 and $382,000, respectively, from the assumed reduction in interest expense, net of income taxes, resulting from the utilization of the proceeds from the assumed exercise of certain stock options to repurchase debt and eliminate the related interest expense. Fully diluted income (loss) per share is not applicable for any period since contingent issuances of common shares would have been antidilutive or had no effect on income (loss) per share.

(13)  TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer (the "Chairman") and the President and Chief Operating Officer of the Company (collectively with the Chairman, the "Executives") for annual rent as indexed for annual cost of living adjustments which as of May 21, 1997 was increased to $3,258,000 from $2,008,000 in accordance with an amendment to the lease. Also in accordance with such amendment, the Company paid TASCO
$2,500,000 in 1997 for (i) an option to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace one of the aircraft covered under the lease. Such $2,500,000 is being amortized to rental expense over the five-year period commencing October 1, 1997. In connection with such lease the Company had rent expense of $1,955,000 for the nine-month period ended September 28, 1997. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

(14)  LEGAL AND ENVIRONMENTAL MATTERS

      In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code. In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Victor Posner, the former Chief Executive Officer of the Company ("Posner"), or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The complaint asserted various claims and sought an undetermined amount of damages from the Company, as well as certain other relief. In June 1997 Triarc entered into a settlement agreement with Posner and two affiliated entities (including APL) pursuant to which, among other things, (i) Posner and an affiliate paid $2,500,000 to the Company and
(ii) the APL Litigation was dismissed.

      Prior to the Graniteville Sale (see Note 9) TXL Corp. ("TXL"), a wholly-owned subsidiary of the Company and the former operator of the Textile Business, was involved in two environmental matters. In connection with the Graniteville Sale, the Company agreed to indemnify the purchaser for certain costs, if any, in connection with those costs that are in excess of the reserves at the time of sale, subject to certain limitations. In one of the matters, contamination was discovered in a pond near Graniteville, South Carolina and the South Carolina Department of Health and Control ("DHEC") asserted that TXL may be one of the parties responsible for such contamination. In connection therewith, no actions were required other than continued monitoring of sediments in the pond. In the other matter, TXL owned a property that in prior years was used as a landfill and operated jointly by TXL and the county government that may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. As a result of actions by the United States Environmental Protection Agency and DHEC, TXL proposed to conduct a study of the landfill, the cost of which was estimated to be not more than $150,000. Such study had not been approved and, accordingly, had not commenced as of the date of the Graniteville Sale and the Company has not been advised of any such actions by the purchaser of the Textile Business. With respect to both of these matters, the Company has not been informed by the purchaser of any costs subject to reimbursement.

     As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO"), a wholly-owned subsidiary of the Company, became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. In addition, SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on ten of these sites and is ongoing at three others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at four other sites. Remediation is expected to commence on the remaining two sites in 1998 and 1999. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1,250,000 of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, eleven have been remediated through September 28, 1997 at an aggregate cost of $1,035,000. In addition, SEPSCO is aware of one plant which may require demolition in the future.

     In May 1994 National (the entity representative of both the operations of National Propane prior to the Propane Transactions and the Partnership subsequent thereto - see Note 9) was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of November 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $764,000 to $1,559,000. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. However, should the Company be required to incur any costs related to this matter above those already accrued for, the net charge to operations would be limited to 43% of any such charge representing its ownership interest in the Partnership (since November 1996). Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

      In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates that total remediation costs will be approximately $865,000, with approximately $275,000 to $310,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund at one of the two sites, of which approximately $675,000 has been expended to date.

     In 1994 Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company and SEPSCO invested approximately
$5,100,000 in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5,300,000. In January 1997 the bankruptcy trustee commenced adversary proceedings against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. In October 1997 the parties agreed to a settlement of the actions, subject to the bankruptcy court's approval, whereby SEPSCO and Chesapeake Insurance would collectively return $3,550,000 and waive all further claims to money distributed out of the Prime bankruptcy estate.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's Inc. ("Arby's"), a wholly-owned subsidiary of the Company, in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,850,000 that Arby's had breached a master development agreement with AR. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has the right to challenge the arbitrator's decision. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that
(i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and
(ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

      On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC"), commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks injunctive relief and actual damages in excess of $70,000,000 and punitive damages of not less than $200,000,000 against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") seeking unspecified monetary damages from Arby's, alleging that Arby's had breached a master franchise agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a stock purchase agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. The parties have agreed to suspend further proceedings pending non-binding mediation. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

      Snapple and Quaker are defendants in a breach of contract case filed on April 16, 1997 in Rhode Island Superior Court by Rhode Island Beverage Packing Company, L.P. ("RIB"), prior to the Acquisition. RIB and Snapple disagree as to whether the co-packing agreement between them had been amended to a) change the end of the term from December 30, 1997 to December 30, 1999 and b) more than double Snapple's take-or-pay obligations thereunder. RIB sets forth various causes of action in its complaint. RIB seeks reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On June 16, 1997, Snapple and Quaker filed an answer to the complaint in which they denied all liability to RIB, denied the material allegations of the complaint and raised various affirmative defenses. Snapple and RIB have reached an agreement in principle to settle this action and certain other outstanding issues among the parties. There can be no assurance that such a settlement will be finalized.

     In the second and third quarters of 1997, four purported class and shareholder derivative actions were commenced against certain current and former directors of the Company (and naming the Company as a nominal defendant). The complaints allege, among other things, that the defendants breached their fiduciary duties in allowing certain bonuses and stock options (collectively, the "Grants") to be granted to the Executives in 1994 and subsequent years, that the Grants were contrary to the Company's 1994 proxy statement and, in the case of two of the four actions, that such proxy statement misrepresented or omitted material facts. The complaints seek, among other things, rescission of certain stock options granted to the Executives and repayment to the Company by the Executives of certain bonuses paid to them. The defendants have (i) moved to dismiss one complaint, (ii) filed an answer generally denying the material allegations of and asserting affirmative defenses to another complaint, (iii) opposed the plaintiffs' voluntary notice of dismissal in another complaint and
(iv) not yet responded to a fourth complaint. On October 22, 1997 five former directors of Triarc who are named as defendants in one of the above actions filed an answer and cross-claim against the Company and the Chairman alleging, among other things, certain violations by the Chairman and seeks, among other items, an unspecified amount of damages. The Company will vigorously contest the claims of the former directors and believes that such claims are without merit.

      The Company has made provisions for legal and environmental matters during the nine months ended September 28, 1997 and in prior years and has remaining aggregate accruals of approximately $11,400,000. Based on currently available information and given (i) the indemnification limitations with respect to the SEPSCO cold storage operations and the TXL environmental matters, (ii) the Company's responsibility for only 43% of the Partnership's environmental matter representing its ownership in the Partnership (since November 1996), (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company believes that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will not have a material adverse effect on its consolidated results of operations or financial position.

(15)  SUBSEQUENT EVENT

CABLE CAR ACQUISITION

      On June 24, 1997 the Company entered into a definitive merger agreement (the "Merger Agreement") with Cable Car Beverage Corporation ("Cable Car"), a distributor of beverages, principally Stewart's brand soft drinks, whereby Triarc will issue shares of its Class A common stock for all of the outstanding stock of Cable Car (the "Cable Car Acquisition") at a ratio of 0.1722 Triarc shares for each outstanding common share of Cable Car subject to downward or upward adjustment if the average market price of Triarc common stock exceeds $24 1/2 or is less than $18 7/8, respectively, for the fifteen trading days prior to the closing. The acquisition will be accounted for under the purchase method of accounting. The preliminary estimated cost of the acquisition is $41,639,000 consisting of (i) the assumed value of $38,098,000 of approximately 1,567,000 Triarc common shares to be issued based on the closing market price on November 5, 1997 of $24 5/16 for Triarc common stock (the "November 5, 1997 Market Price"), (ii) the assumed value of $2,891,000 (based upon the November 5, 1997 Market Price) of 155,411 options to purchase an equal number of shares of Triarc common stock with below market option prices to be issued in exchange for all of the outstanding Cable Car options (as of the assumed issuance date of November 5, 1997) and (iii) an estimated $650,000 of costs to be incurred related to the acquisition. The acquisition is currently expected to close by the end of November 1997 and is subject to the approval of Cable Car's shareholders who are scheduled to vote on a proposal to approve the Merger Agreement on November 25, 1997.

      The following table, however, sets forth summarized financial information of Cable Car for the year ended December 31, 1996 and the nine months ended September 30, 1997 derived from its annual report on Form 10-K and its quarterly report on Form 10-Q, respectively.



                                                                             YEAR ENDED           NINE MONTHS ENDED
                                                                          DECEMBER 31, 1996      SEPTEMBER 30, 1997
                                                                          -----------------      ------------------
                                                                                       (IN THOUSANDS)

          Total revenues.................................................$      18,873             $     20,509
          Operating income...............................................        2,011                    2,261
          Net income.....................................................        1,257                    1,209
          Total assets (as of period end)................................        7,142                    9,989
          Shareholders' equity (as of period end)........................        5,982                    7,634





                  TRIARC COMPANIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's four business segments are described therein. However, following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system (see below under "Liquidity and Capital Resources"), the effects of the trends on the restaurant segment are limited to their impact on franchise fees and royalties. Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II - Other Information" preceding "Item 1".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, in 1997 the Company's third quarter commenced on June 30 and ended on September 28 and the nine months ended September 28 commenced on January 1 and are referred to herein as the three months ended September 28, 1997 or the 1997 third quarter and the nine months ended September 28, 1997, respectively.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996



                                                                         REVENUES             OPERATING PROFIT (LOSS)
                                                                     NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                   ---------------------     ------------------------
                                                                   SEPTEMBER    SEPTEMBER    SEPTEMBER      SEPTEMBER
                                                                   30, 1996     28, 1997     30, 1996       28, 1997
                                                                   --------     --------     --------       --------
                                                                                    (IN THOUSANDS)

    Beverages.....................................................$  249,612   $  416,239    $ 22,044       $   (2,588)
    Restaurants...................................................   213,208      121,779      11,948           17,801
    Propane ......................................................   116,018      117,987       7,817            6,614
    Textiles......................................................   202,979       50,519      13,765            4,857
    Unallocated general corporate expenses........................       --           --       (1,059) (a)     (12,544)  (b)
                                                                  ----------   ----------    --------       ----------
                                                                  $  781,817   $  706,524    $ 54,515       $   14,140
                                                                  ==========   ==========    ========       ==========



         (a)     Net of a $3.0 million release of casualty insurance reserves.

         (b) The $11.5 million increase from the 1996 period reflects, in addition to cost increases, the nonrecurring $3.0 million of income in the 1996 period noted in (a) above and fixed expenses which are no longer being charged as management fees by Triarc to (i) the Textile Business subsequent to its April 1996 sale (see below) and (ii) the propane segment subsequent to its initial public offering and operation as a partnership beginning in July 1996 (see below), both partially offset by management fees charged to Snapple (see below) subsequent to its acquisition in May 1997.

     Revenues decreased $75.3 million to $706.5 million in the nine months ended September 28, 1997 principally reflecting the 1996 sales associated with the Company's textile business segment other than its specialty dyes and chemicals business and certain other excluded assets and liabilities (the "Textile Business") sold on April 29, 1996 (see further discussion in the Form 10-K) and nonrecurring sales of the restaurant segment for the period May 5, 1996 through September 30, 1996 resulting from the RTM Sale on May 5, 1997 as compared with a full nine months of sales in the 1996 period, both partially offset by sales in the nine months ended September 28, 1997 associated with Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages acquired by the Company from The Quaker Oats Company ("Quaker") on May 22, 1997 (see further discussion below under "Liquidity and Capital Resources"). Aside from the effects of these transactions, revenues decreased $22.6 million. A discussion of such change in revenues by segment is as follows:

         Beverages - Aside from the effect of the Snapple acquisition in the 1997 period, revenues decreased $32.8 million (13.1%) due to decreases in sales of finished goods ($24.5 million) and concentrate ($8.3 million). The decrease in sales of finished goods principally reflects
         (a) the absence in the 1997 period of 1996 sales to MetBev, Inc. ("MetBev"), a former distributor of the Company's beverage products in the New York City metropolitan area, and a volume decrease in sales of branded finished products of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, in areas other than those serviced by MetBev (where the Company now sells concentrate rather than finished goods), lower sales of premium beverages exclusive of Snapple, a volume decrease in sales of the C&C beverage line of mixers, colas and flavors (where the Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods), the rights to which (including the C&C trademark) were sold in July 1997 (the "C&C Sale") as described below and (d) a volume reduction in the sales of finished Royal Crown Premium Draft Cola ("Draft Cola") which the Company no longer sells. Sales of concentrate decreased, despite the shift in sales to concentrate from finished goods noted above, principally reflecting a decrease in branded sales due to volume declines, which were adversely affected by soft bottler case sales, partially offset by a higher average concentrate selling price.

         Restaurants - Aside from the effect of the RTM Sale, revenues increased $3.2 million (2.7%) to $121.8 million due to a $5.7 million (13.6%) increase in royalties and franchise fees partially offset by a $2.5 million (3.2%) decrease in net sales of company-owned Arby's restaurants. The increase in royalties and franchise fees is due to (i) incremental royalties for the period from May 5, 1997 through September 28, 1997 from the 355 restaurants sold to RTM, (ii) an average net increase of 75 (2.9%) franchised restaurants other than from the RTM Sale and (iii) a 1.5% increase in same-store sales of franchised restaurants. The decrease in net sales of company-owned restaurants is primarily attributed to a decrease in the number of company-owned Arby's restaurants prior to the RTM Sale.

         Propane - Revenues increased $2.0 million (1.7%) due to the effect of higher selling prices from passing on to customers a substantial portion of the increased product costs resulting from the record high propane costs this past heating season partially offset by (i) the effect of lower propane volume reflecting warmer weather in the 1997 period and customer energy conservation due to the higher propane selling prices which factors were partially offset by sales volume from acquisitions of propane distributorships and the opening of new service centers and (ii) a decrease in revenues from other product lines.

         Textiles (including specialty dyes and chemicals) - Aside from the effect of the sale of the Textile Business, overall revenues of the specialty dyes and chemicals business decreased $4.5 million (8.1%), reflecting price competition pressures and a cyclical downturn in the denim segment of the textile industry in which the Company's dyes are used, while revenues of this business reported in consolidated "Net sales" in the accompanying condensed consolidated statements of operations increased $5.0 million (11.1%) to $50.5 million in the 1997 period due to the full period effect of revenues from sales to the purchaser of the Textile Business subsequent to the April 29, 1996 sale of such business which were no longer eliminated in consolidation as intercompany sales.

      Gross profit (total revenues less cost of sales) increased $46.0 million to $303.7 million in the nine months ended September 28, 1997 reflecting in part the gross profit in the nine months ended September 28, 1997 associated with Snapple partially offset by the nonrecurring 1996 gross profit associated with the Textile Business and the company-owned Arby's restaurants sold to RTM. Aside from the effects of these transactions, gross profit decreased $6.2 million due to the overall lower revenues discussed above. A discussion of the changes in gross margins by segment, which increased in the aggregate to 43.3% from 42.6% aside from the effects of the transactions noted above, is as follows:

         Beverages - Aside from the effect of the Snapple acquisition in the 1997 period, margins increased to 57.0% from 53.2% principally due to
         (i) the recognition in the 1997 period of a guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 comparable period and (ii) the shift in product mix to higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods discussed above.

         Restaurants - Aside from the effect of the RTM Sale, margins increased to 51.4% from 45.4% primarily due to (i) the higher percentage of royalties and franchise fees (with no associated cost of sales) to total revenues in the 1997 period due to the RTM Sale discussed above and (ii) the absence in the 1997 period of depreciation and amortization on all long-lived restaurant assets which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through their May 5, 1997 date of sale.

         Propane - Margins decreased to 20.5% from 22.7% due to the average dollar margin per propane gallon remaining relatively unchanged while the average sales price per gallon increased 6.3% due to passing on the higher product costs to customers.

         Textiles - Aside from the effect of the Textile Business sale, margins for specialty dyes and chemicals decreased to 18.1% from 22.8% due to the aforementioned pricing pressures.

      Advertising, selling and distribution expenses increased $33.7 million to $141.1 million in the nine months ended September 28, 1997 reflecting the expenses of Snapple partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale, (b) a decrease in the expenses of the beverage segment exclusive of Snapple principally due to
(i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) the elimination of advertising expenses for Draft Cola and (iii) planned reductions in connection with the aforementioned decrease in sales of other Royal Crown and C&C branded finished products, all partially offset by higher promotional costs related to Mistic Rain Forest Nectars, a recently introduced product line, and other advertising for the premium beverages line other than Snapple and (c) nonrecurring expenses of the 1996 period related to the Textile Business sold in April 1996.

        General and administrative expenses increased $12.8 million to $108.7 million in the nine months ended September 28, 1997 due to (i) the expenses of Snapple, (ii) a nonrecurring credit in the 1996 period for the release of casualty insurance reserves and (iii) other inflationary increases, all partially offset by (i) expenses in the 1996 period related to the Textile
Business, (ii) reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and (iii) reduced travel activity in the restaurant segment prior to the RTM Sale.

        The facilities relocation and corporate restructuring charge of $7.4 million in the nine months ended September 28, 1997 principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which has been centralized in the White Plains, New York headquarters of Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company, and Snapple.

        Acquisition related costs of $32.4 million in the nine months ended September 28, 1997 associated with the acquisition of Snapple on May 22, 1997 consists of (i) a write-down of glass front vending machines based on the Company's change in estimate of their value considering the Company's plans for their future use, (ii) a provision for additional reserves for legal matters based on the Company's change in estimate of the amounts required reflecting its plans and estimates of costs to resolve such matters, (iii) a provision for certain costs in connection with the successful consummation of the acquisition of Snapple and the Mistic refinancing in connection with entering into the Credit Agreement (see below under "Liquidity and Capital Resources"), (iv) a provision for fees paid to Quaker pursuant to a transition services agreement whereby Quaker provided certain operating and accounting services for Snapple through the end of the Company's second quarter, (v) the portion of the post-acquisition period promotional expenses the Company estimates is related to the pre-acquisition period, (vi) a provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple (under Quaker, Snapple did not have its own independent data processing accounting systems), including costs incurred relating to an alternative system that was not implemented and
(vii) a provision for additional reserves for doubtful accounts based on the Company's change in estimate of the related write-off to be incurred.

     Interest expense decreased $2.8 million to $54.8 million in the nine months ended September 28, 1997 due to lower average levels of debt reflecting (a) the full period effect of 1996 repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996, (ii) $34.7 million principal amount of a 9 1/2% promissory note (the "9 1/2% Note") on July 1, 1996 and (iii) $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8%
Debentures") on February 22, 1996 and (b) the 1997 assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997, all partially offset by the effects of (a) borrowings by Snapple (see below under "Liquidity and Capital Resources") in connection with the May 22, 1997 Snapple acquisition ($223.7 million outstanding as of September 28, 1997) and (b) higher average levels of borrowings at C.H. Patrick & Co., Inc. ("C.H. Patrick"), a wholly-owned subsidiary of the Company, under the Patrick Facility (see below under "Liquidity and Capital Resources") entered into in May 1996 ($32.1 million outstanding as of September 28, 1997).

     Gain on sale of businesses, net of $0.3 million in the nine months ended September 28, 1997 consists of (i) a gain from the receipt by Triarc of distributions from National Propane Partners, L.P. (the "Partnership"), a limited partnership 42.7% owned by National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, which was formed to acquire, own and operate the propane business (see further discussion below under "Liquidity and Capital Resources") and (ii) a gain on the C&C Sale, both recognized in the third quarter of 1997 and partially offset by a loss on the RTM Sale recognized in the second quarter of 1997. Gain on sale of businesses, net of $76.6 million in the nine months ended September 30, 1996 resulted from a pre-tax gain resulting from the July 1996 sale of a 55.8% interest in the Partnership (such percentage increased to 57.3% as a result of the sale of an additional 0.4 million Common Units in November 1996) partially offset by (i) a pre-tax loss on the sale of the Textile Business (the estimate of which was recorded in the second quarter of 1996 with an adjustment in the third quarter of 1996) and (ii) a pre-tax loss associated with the third quarter 1996 write-down of MetBev.

     Investment income, net increased $6.4 million to $10.9 million in the nine months ended September 28, 1997 reflecting (i) interest income on the Company's increased portfolio of cash equivalents and short-term investments resulting from the full period effect in the 1997 period of proceeds in connection with
(a) the sale of 57.3% of the Company's propane business in the second half of 1996 and (b) the sale of the Textile Business in April 1996 and (ii) an increase in realized gains on the sales of short-term investments in the 1997 period which may not recur in future periods.

     Other income (expense), net increased $3.1 million to $3.6 million in the nine months ended September 28, 1997 principally due to (i) a reversal of legal fees incurred in prior years as a result of a cash settlement received from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of the Company, and an affiliate of Posner during the 1997 second quarter, (ii) a gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the relocation of the Royal Crown headquarters, (iii) other income, net of Snapple since its acquisition in May 1997 consisting principally of equity in the earnings of affiliates and rental income, (iv) increased gains on other asset sales and (v) other miscellaneous increases, all partially offset by a provision for a settlement, subject to court approval, during the nine months ended September 28, 1997 in connection with the Company's investment in a joint venture with Prime Capital Corporation ("Prime") (see further discussion below under "Liquidity and Capital Resources").

     The benefit from and (provision for) income taxes represent annual effective tax rates of 22% and 44% based on the estimated annual tax rates as of September 28, 1997 and September 30, 1996, respectively. Such rate is lower in the 1997 period due principally to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") partially offset by minority interests in the nontaxable income of the Partnership in a period with a pre-tax loss
(1997) compared with a period with pre-tax income (1996). The Goodwill amortization and the minority interests had a reduced effect on the 1996 effective rate compared with the 35% statutory rate due to a significant pre-tax gain on the sale of a 55.8% interest in the Partnership in July 1996.

     The minority interests in net income and loss of a consolidated subsidiary of $1.2 million and $1.8 million in the 1997 and 1996 periods, respectively, represent the limited partners' 57.3% interests (principally sold in July 1996) in the net income and loss, respectively, of the Partnership. The $3.0 million change to a charge in the 1997 period reflects the seasonality of the Partnership's business due to weather conditions and that impact in conjunction with the timing of the sale of the limited partners' 57.3% interest.

     The extraordinary charges in the 1997 period result from (i) the May 1997 assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and (ii) the refinancing of the bank facility of Mistic (see "Liquidity and Capital Resources") and are comprised of the write-off of unamortized deferred financing costs, net of the related income tax benefit. The extraordinary charges in the 1996 period result from the early extinguishment of almost all of the long-term debt of National Propane refinanced in connection with the formation of the Partnership and the 9 1/2% Note in July 1996, all debt of the Textile Business in April 1996 and the 11 7/8% Debentures in February 1996 and consist of (i) the write-off of unamortized deferred financing costs and unamortized original issue discount, (ii) the payment of prepayment penalties and related costs and (iii) the payment of fees partially offset by
(i) discount from principal on the early  extinguishment  of the 9 1/2% Note and
(ii) income tax benefit.

THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996



                                                                        REVENUES                OPERATING PROFIT (LOSS)
                                                                    THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                 ----------------------        --------------------------
                                                                 SEPTEMBER     SEPTEMBER,      SEPTEMBER        SEPTEMBER
                                                                 30, 1996      28, 1997         30, 1996        28, 1997
                                                                 --------      --------         --------        --------
                                                                                    (IN THOUSANDS)

     Beverages...................................................$   87,278   $  211,320       $   9,697    $   21,354
     Restaurants.................................................    73,489       17,942           4,142         9,345
     Propane ....................................................    27,720       29,300          (2,464)       (1,684)
     Textiles....................................................    17,960       16,439           2,720         1,662
     Unallocated general corporate expenses......................       --           --           (2,710)       (5,200)
                                                                 ----------   ----------       ---------    ----------
                                                                $   206,447   $  275,001       $  11,385     $  25,477
                                                                ===========   ==========       =========     =========



     Revenues increased $68.6 million to $275.0 million in the three months ended September 28, 1997 principally reflecting the sales in the three months ended September 28, 1997 associated with Snapple which was acquired by the Company on May 22, 1997 (see further discussion below under "Liquidity and Capital Resources") partially offset by nonrecurring third quarter 1996 sales of the restaurant segment resulting from the RTM Sale on May 5, 1997. Aside from the effects of these transactions, revenues decreased $14.4 million. A discussion of such change in revenues by segment is as follows:

              Beverages - Aside from the effect of the Snapple acquisition in the 1997 period, revenues decreased $17.5 million (20.1%) due to decreases in sales of finished goods ($12.6 million) and concentrate ($4.9 million). The decrease in sales of finished goods principally reflects (i) lower sales of premium beverages exclusive of Snapple, (ii) the absence in the 1997 third quarter of 1996 sales to MetBev, (iii) a volume decrease in sales of C&C beverages principally due to the C&C Sale in July 1997 and (iv) a volume decrease in sales of other Royal Crown branded finished products in areas other than those serviced by MetBev. The decrease in concentrate sales reflects a volume decline in branded sales which were adversely affected by soft bottler case sales and a volume decrease in private label sales.

              Restaurants - After the sale of all company-owned restaurants in the RTM Sale, restaurant revenues consist entirely of royalties and franchise fees which increased $3.0 million (20.4%) due to
              (i) incremental  royalties from the  restaurants  sold to RTM,
              (ii) an average net increase of 59 (2.3%) franchised restaurants other than from the RTM Sale and (iii) a 0.7% increase in same-store sales of franchised restaurants.

              Propane - Revenues increased $1.6 million (5.7%) due to (i) the effect of higher volume resulting from acquisitions of propane distributorships and the opening of new service centers, as well as increased sales at existing service centers and (ii) an increase in revenues from other product lines, both offset by the effect of lower average selling prices.

              Textiles (specialty dyes and chemicals) - Revenues decreased $1.5 million (8.5%), reflecting price competition pressures and a cyclical downturn in the denim segment of the textile industry in which the Company's dyes are used.

     Gross profit increased $49.8 million to $127.6 million in the three months ended September 28, 1997 principally reflecting the third quarter 1997 gross profit from Snapple partially offset by the nonrecurring third quarter 1996 gross profit associated with the company-owned Arby's restaurants sold to RTM. Aside from the effect of these transactions, gross profit decreased $2.1 million due to the lower revenues discussed above. A discussion of changes in gross margins by segment, which increased in the aggregate to 49.5% from 46.1% aside from the effects of the transactions noted above, is as follows:

              Beverages - Aside from the effect of the Snapple acquisition in the 1997 quarter, margins increased to 58.5% from 53.1% principally due to (i) the recognition in the 1997 period of a guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 comparable quarter and (ii) the shift in product mix to higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods as described in the nine-month discussion.

              Restaurants - After the sale of all company-owned Arby's restaurants in the RTM Sale, margins are 100.0% due to the fact that royalties and franchise fees (with no associated cost of sales) now constitute all revenues.

              Propane - Margins increased to 14.7% from 10.4% principally due to the fact that the average dollar margin per gallon increased 0.4%, while the average sales price per gallon decreased 2.2% due to lower product costs.

              Textiles - Margins for specialty dyes and chemicals decreased to 18.3% from 22.7% due to the aforementioned pricing pressures.

     Advertising, selling and distribution expenses increased $25.0 million to $60.3 million in the three months ended September 28, 1997 reflecting the expenses of Snapple partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale and (b) a decrease in the expenses of the beverage segment exclusive of Snapple principally due to (i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) planned reductions in connection with the aforementioned decrease in sales of other Royal Crown and C&C branded finished products and (iii) the elimination of advertising expenses for Draft Cola.

     General and administrative expenses increased $10.7 million to $41.9 million in the three months ended September 28, 1997 due to (i) the expenses of Snapple and (ii) other inflationary increases, both partially offset by reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants.

     Interest expense increased $4.3 million to $20.8 million in the three months ended September 28, 1997 due to higher average levels of debt reflecting the aforementioned borrowings by Snapple partially offset by the assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997.

     Gain on sale of businesses, net of $2.6 million in the three months ended September 28, 1997 consists of a gain from distributions received from the Partnership and a gain on the C&C Sale, both as described above in the nine-month discussion. Gain on sales of businesses, net of $77.1 million in the three months ended September 30, 1996 resulted from a pre-tax gain resulting from the July 1996 sale of a 55.8% interest in the Partnership partially offset by (i) an adjustment to the pre-tax loss on the sale of the Textile Business recorded in the second quarter of 1996 and (ii) a pre-tax loss associated with the write-down of MetBev.

     Investment income, net increased $4.0 million to $6.4 million in the three months ended September 28, 1997 reflecting an increase in realized gains on the sales of short-term investments in the 1997 quarter.

     Other income (expense), net amounted to expense of $1.2 million in the three months ended September 28, 1997 compared with income of $0.2 million in the comparable 1996 quarter principally due to a provision for a settlement, subject to court approval, during the three months ended September 28, 1997 in connection with the Company's investment in a joint venture with Prime partially offset by other income, net of Snapple since its acquisition in May 1997 consisting principally of equity in the earnings of affiliates and rental income.

     The provisions for income taxes for the three-month periods ended September 28, 1997 and September 30, 1996 represent effective tax rates of 28% and 39%, respectively. Such rate in the 1997 quarter was based on a projected pre-tax loss for the year ending December 31, 1997 compared with projected pre-tax income for the year ending December 31, 1996 and is lower due to the differing impact on the respective effective rates of Goodwill amortization partially offset by substantially nontaxable minority interests in a quarter with a full year projected pre-tax loss (1997) compared with a quarter with full year projected pre-tax income (1996). The Goodwill amortization and the minority interests had a reduced effect on the 1996 effective rate compared with the 35% statutory rate due to the significant $83.4 million pre-tax gain on the sale of a 55.8% interest in the Partnership in July 1996.

     The minority interests in loss of consolidated subsidiary increased $0.1 million to $1.9 million in the 1997 quarter resulting from an increase in the loss of the Partnership in the 1997 quarter before an extraordinary charge which was allocated in its entirety to the Company.

     The extraordinary items aggregating a gain of $3.1 million in the 1996 period result from the early extinguishment of almost all of the long-term debt of National Propane and the 9 1/2% Note in July 1996 and consist of the discount from principal on the early extinguishment of the 9 1/2% Note less (i) the write-off of unamortized deferred financing costs, (ii) the payment of prepayment penalties, (iii) the payment of fees and (iv) income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Aggregate cash and cash equivalents (collectively "cash") and short-term investments decreased $79.7 million during the nine months ended September 28, 1997 to $126.4 million reflecting a decrease in cash of $85.3 million to $69.1 million. Such decrease in cash primarily reflects cash used by investing activities of $336.8 million partially offset by cash provided by (i) financing activities of $207.7 million, (ii) operating activities of $43.2 million and
(iii) discontinued operations of $0.6 million. The net cash used in investing activities reflects (i) $321.1 million for the acquisition (the "Acquisition") of Snapple (see below), (ii) other business acquisitions of $7.6 million, (iii) capital expenditures of $10.9 million and (iv) net purchases of short-term investments of $1.1 million, partially offset by $3.9 million of proceeds from sales of properties and other changes. The net cash provided by financing activities reflects (i) proceeds of $335.1 million from issuances of long-term debt including $330.0 million of borrowings principally used to finance the Acquisition and to refinance the debt of Mistic under a new $380.0 million credit agreement (see below) and (ii) other of $1.7 million partially offset by
(i) long-term debt repayments of $107.3 million, including $70.9 million of Mistic debt refinanced, (ii) payment of deferred financing costs of $11.3 million, including $11.2 million in connection with the new $380.0 million credit agreement and (iii) $10.5 million of distributions paid on the common units (see below) in the Partnership. The net cash provided by operating activities principally reflects, (i) non-cash charges of $60.0 million principally for depreciation and amortization of $33.0 million and provision for acquisition related costs net of payments of $29.2 million and (ii) cash provided by changes in operating assets and liabilities of $7.6 million, partially offset by the net loss of $24.4 million. The cash provided by changes in operating assets and liabilities of $7.6 million principally reflects (i) a decrease in receivables of $4.1 million, (ii) a decrease in prepaid expenses and other current assets of $7.7 million principally associated with the related timing of payments, prepaid rent no longer applicable as a result of the RTM Sale and the release of restricted cash and (iii) an increase in accounts payable and accrued expenses of $4.3 million, partially offset by an increase in inventories of $8.5 million reflecting lower than anticipated sales in premium beverages other than Snapple and inventories associated with an expanded Snapple product line. The Company expects continued positive cash flows from operations for the remainder of 1997.

     Working capital (current assets less current liabilities) was $126.6 million at September 28, 1997, reflecting a current ratio (current assets divided by current liabilities) of 1.5:1. Such amount represents a decrease in working capital of $68.6 million from December 31, 1996 principally reflecting
(i) the $79.7 million decrease in cash and short-term investments discussed above, (ii) a $25.9 million net decrease in working capital associated with the provision for acquisition related costs, net of payments, and (iii) the $7.6 million net decrease in working capital from changes in operating assets and liabilities as described above, all partially offset by $41.4 million of working capital of Snapple at its acquisition date. The effect on working capital of the $71.1 million decrease in "Assets held for sale" was substantially offset by $69.6 million of the decrease in current portion of long-term debt resulting from the RTM Sale described below.

     On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to RTM all of the 355 company-owned Arby's restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1.4 million and the assumption by RTM of mortgage and equipment notes payable to FFCA Mortgage Corporation ("FFCA") of $54.7 million (the "FFCA Borrowings") and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales.

     As a result of the RTM Sale, the Company's remaining restaurant operations are exclusively franchising. The restaurant segment, without the operation of the company-owned restaurants, has begun to experience and will continue to benefit from improved cash flow as a result of (i) substantially reduced capital expenditures, (ii) higher royalty fees as a result of the aforementioned royalties relating to the restaurants sold to RTM and (iii) the reduction of operating costs, a process begun in the second quarter and whose full period effect should be effectuated in the fourth quarter.

     On July 18, 1997, the Company completed the C&C Sale consisting of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc., for consideration of $0.8 million in cash and an $8.6 million note (the "Kelco Note") with a discounted value of $6.0 million consisting of $3.6 million relating to the C&C Sale and $2.4 million relating to future revenues for services to be performed over seven years. The Kelco Note is due in monthly installments of varying amounts of approximately $0.1 million through August 2004.

     On May 22, 1997 Triarc acquired Snapple, a producer and seller of premium beverages, from Quaker for $321.1 million including cash of $308.0 million (including $8.0 million of post-closing adjustments and subject to additional post-closing adjustments), $10.3 million of estimated fees and expenses and $2.8 million of deferred purchase price. The purchase price for the Acquisition was funded from (i) $75.0 million of cash and cash equivalents on hand and contributed by Triarc to Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic, and (ii) $250.0 million of borrowings by Snapple on May 22, 1997 under a $380.0 million credit agreement, as amended (the "Credit Agreement"), entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers").

     The Credit Agreement consists of (i) $300.0 million of term loans (the "Term Loans") of which $225.0 million and $75.0 million were borrowed by Snapple and Mistic, respectively, at the Acquisition date ($223.7 million and $74.6 million, respectively, outstanding at September 28, 1997) and (ii) a revolving credit line (the "Revolving Credit Line") which provides for up to $80.0 million of revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which $25.0 million and $5.0 million were borrowed on the Acquisition date by Snapple and Mistic, respectively. No Revolving Loans were outstanding at September 28, 1997. The aggregate $250.0 million borrowed by Snapple was principally used to fund a portion of the purchase price for Snapple. The aggregate $80.0 million borrowed by Mistic was principally used to repay all of the $70.9 million then outstanding borrowings under Mistic's former bank credit facility plus accrued interest thereon. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The Term Loans are due $1.8 million during the remainder of 1997, $9.5 million in 1998, $14.5 million in 1999, $19.5 million in 2000, $24.5 million in 2001,
$27.0 million in 2002,  $61.0  million in 2003,  $94.0 million in 2004 and $46.5 million in 2005 and any Revolving Loans would be due in full in June 2003. The Borrowers must also make mandatory prepayments in an amount equal to 75% of excess cash flow, as defined. The Credit Agreement contains various covenants which, among other matters, require meeting certain financial amount and ratio tests and prohibit dividends. Substantially all of the assets of Snapple and Mistic and the common stock of Snapple, Mistic and TBHC are pledged as security for obligations under the Credit Agreement.

     Under the Company's various credit arrangements (which are described in detail above and in Note 13 to the consolidated financial statements contained in the Form 10-K), the Company has availability as of September 28, 1997 as follows: $46.1 million available under the $80.0 million Revolving Credit Line described above in accordance with such agreement's borrowing base, $6.5 million available under the $15.0 million (temporarily reduced to $7.0 million until certain levels of profitability are achieved) revolving credit portion of a $50.0 million revolving credit and term loan facility (the "Patrick Facility") maintained by C.H. Patrick and $15.0 million available for working capital and general business purposes of the propane business under a $55.0 million bank credit facility (the "Propane Bank Credit Facility") maintained by National Propane, L.P. (the "Operating Partnership"), a subpartnership of the Partnership, exclusive of $28.0 million available for business acquisitions and capital expenditures for growth.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and short-term investments are pledged as security. In addition, obligations under (i) the $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "Senior Notes") of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. ("Arby's"), (ii) the $125.0 million of 8.54% first mortgage notes due June 30, 2010 of the Partnership and the Propane Bank Credit Facility have been guaranteed by National Propane, a general partner of the Partnership and
(iii) the Patrick Facility and the FFCA Borrowings including (a) those assumed by RTM and (b) $3.5 million of debt retained by a subsidiary of RCAC following the sale of restaurants to RTM, have been guaranteed by Triarc. As collateral for such guarantees, all of the stock of Royal Crown, Arby's, and C.H. Patrick is pledged as well as approximately 2% of the Unsubordinated General Partners' Interest (see below). Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic and TBHC is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, it is pledged in connection with the Partnership Loan (see below).

     As of September 28, 1997 the Partnership is owned 57.3% by outside investors who hold 6.7 million of its common units representing limited partner interests (the "Common Units") and 42.7% by National Propane who holds 4.5 million subordinated units (the "Subordinated Units") and, together with a subsidiary, a combined aggregate 4.0% unsubordinated general partners' interest (the "Unsubordinated General Partners' Interest") in the Partnership and the Operating Partnership. As of September 28, 1997, the Partnership's principal cash requirements for the remainder of 1997 consist of quarterly distributions (see below) to be paid on the Common Units of $3.5 million, distributions to be paid on the Subordinated Units and the Unsubordinated General Partners' Interest of $2.6 million, capital expenditures of approximately $1.7 million (consisting of $0.9 million for growth and $0.8 million for maintenance) and funding for acquisitions, if any. The Partnership expects to meet such requirements through a combination of cash flows from operations, including interest income on the Partnership Loan (see below), cash and cash equivalents on hand ($2.1 million as of September 28, 1997), and availability under the Propane Bank Credit Facility. The Partnership must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partners' Interest within 45 days after the end of each fiscal quarter. Accordingly, positive cash flows will generally be used to make such distributions. On October 27, 1997 the Partnership announced it would pay a quarterly distribution for its quarter ended September 30, 1997 of $0.525 per Common and Subordinated Unit to unitholders of record on November 6, 1997 with a proportionate amount for the Unsubordinated General Partners' Interest, or an aggregate of $6.1 million, including $2.6 million payable to National Propane related to the Subordinated Units and the Unsubordinated General Partners' Interest.

     The Company's debt instruments require aggregate principal payments of $3.0 million during the remainder of 1997. Such repayments consist of $1.8 million and $0.7 million of repayments under the Term Loans and the Patrick Facility, respectively, and $0.5 million of other debt repayments.

     Consolidated capital expenditures amounted to $11.0 million for the nine months ended September 28, 1997. The Company expects that capital expenditures during the remainder of 1997, exclusive of those of the propane segment, will approximate $2.0 million. In addition, as set forth above, capital expenditures for the remainder of 1997 for the propane segment are anticipated to be $1.7 million, including those associated with the propane segment. As of September 28, 1997 there were approximately $1.4 million of outstanding commitments for such capital expenditures. In accordance with the indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture"), RCAC was required to reinvest $2.1 million in core business assets during October 1997 as a result of the RTM Sale and certain other asset disposals, and completed such reinvestment in core business assets other than properties and equipment. Also in accordance with the Senior Note Indenture, RCAC is required to reinvest up to an additional $4.4 million through January 1998 in connection with the C&C Sale through capital expenditures (including up to $0.2 million of those planned above) and/or business or other core asset acquisitions.

     In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. During the nine months ended September 28, 1997 the Company acquired Snapple for $321.1 million, as described above, and five propane distributors for $8.3 million including cash of $7.6 million. Further, on June 24, 1997 the Company entered into a definitive merger agreement (the "Merger Agreement") with Cable Car Beverage Corporation ("Cable Car"), a distributor of beverages, principally Stewart's brand soft drinks, whereby Triarc will issue shares of its Class A common stock for all of the outstanding stock of Cable Car at a ratio of 0.1722 Triarc shares for each outstanding common share of Cable Car, subject to downward or upward adjustment if the average market price of Triarc common stock exceeds $24 1/2 or is less than $18 7/8, respectively, for the fifteen trading days prior to the closing. The preliminary estimated cost of the acquisition is $41.6 million consisting of (i) the assumed value of $38.1 million of approximately 1.6 million Triarc common shares to be issued based on the closing market price on November 5, 1997 of $24 5/16 for Triarc common stock (the "November 5, 1997 Market Price"), (ii) the assumed value of $2.9 million (based upon the November 5, 1997 Market Price) of 155,411 options to purchase an equal number of shares of Triarc common stock with below market option prices to be issued in exchange for all of the outstanding Cable Car stock options (as of the assumed issuance date of November 5, 1997) and (iii) an estimated $0.650 million of costs to be incurred related to the acquisition (excluding $0.650 million attributable to the issuance of the Triarc common shares to be exchanged which will be charged to "Additional paid-in capital"). The acquisition is currently expected to close by the end of November 1997 and is subject to the approval of Cable Car's shareholders who are scheduled to vote on a proposal to approve the Merger Agreement on November 25, 1997.

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 increasing taxable income by approximately $145.0 million. Triarc has resolved approximately $102.0 million of such proposed adjustments and in connection therewith, the Company has paid $5.3 million, including interest, thus far in November 1997 and expects to pay later in November 1997 an additional amount of approximately $8.5 million, including interest, which aggregate amounts have been fully reserved in prior years. The Company intends to contest the unresolved adjustments of approximately $43.0 million, the tax effect of which has not yet been determined, at the appellate division of the IRS and accordingly, the amount of any payments required as a result thereof cannot presently be determined.

     Under a program announced in October 1997, management of the Company has been authorized, when and if market conditions warrant, to repurchase until October 1998, up to $20.0 million of its Class A common stock. Purchases under the program will not commence until after the consummation of the Cable Car acquisition, which is subject to, the approval of Cable Car's shareholders and is expected to close by the end of November 1997. There can, however, be no assurance that any such purchases will be made.

     As of September 28, 1997, the Company's cash requirements, exclusive of those of the propane segment and of operating cash flow requirements, for the remainder of 1997 consist principally of (i) the previously discussed aggregate Federal income tax payments of approximately $13.8 million resulting from the IRS examination of the Company's 1989 through 1992 income tax returns and additional payments, if any, related to the $43.0 million of proposed adjustments from such examination being contested, (ii) a $3.55 million payment related to the proposed settlement of the Prime matter (discussed below under "Legal and Environmental Matters"), (iii) debt principal payments currently aggregating $3.0 million, (iv) capital expenditures of approximately $2.0 million, (v) amounts required reinvested in core business assets under the Senior Note Indenture in October 1997 consisting of $2.1 million and any portion of the $4.4 million required through January 1998 made in 1997 and (vi) the $1.3 million of costs associated with the acquisition of Cable Car and the cost of additional acquisitions, if any. In addition, cash requirements on a consolidated basis with respect to the propane segment for the remainder of 1997 consist principally of (i) quarterly distributions by the Partnership to holders of the Common Units estimated to be $3.5 million (see above), (ii) capital expenditures of $1.7 million and (iii) funding for acquisitions, if any. The Company anticipates meeting all of such requirements through cash flows from operations, existing cash and cash equivalents and short-term investments ($126.4 million as of September 28, 1997), and availability under the Propane Bank Credit Facility, the Patrick Facility and the Revolving Credit Line.

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

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash on hand and short-term investments ($91.2 million as of September 28, 1997), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under certain tax-sharing agreements.

     Triarc's principal subsidiaries, other than CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during the remainder of 1997 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership to pay dividends. Such cash flows are principally quarterly distributions (currently $10.5 million per year) from the Partnership on the Subordinated Units and the Unsubordinated General Partners' Interest (see above). While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and, as of September 28, 1997, RCAC was unable to make any loans or advances or pay any dividends to CFC Holdings.

     Triarc's  indebtedness  to  subsidiaries  aggregated  $74.6  million  as of
September 28, 1997. Such indebtedness consists of a loan payable to the Partnership of $40.7 million ("the Partnership Loan"), a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note"), a $2.0 million demand note to a subsidiary of RCAC and a $1.9 million note due to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company. The Partnership Loan bears interest at 13 1/2% and is due in equal annual amounts of approximately $5.1 million commencing 2003 through 2010. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive advances from National Propane equal to such cash interest. Triarc must pay $0.125 million on the note due to Chesapeake Insurance during the remainder of 1997; Triarc's other intercompany indebtedness requires no principal payments during the remainder of 1997, assuming no demand is made under the $30 Million Note, and none is anticipated, or the $2.0 million note payable to a subsidiary of RCAC.

     Triarc's principal cash requirements for the remainder of 1997 are (i) general corporate expenses payments, (ii) its approximate $8.4 million portion of the approximate $13.8 million of November Federal income tax payments resulting from the IRS examination of the Company's 1989 through 1992 income tax returns and additional payments, if any, related to the portion of proposed adjustments from such examinations being contested, and (iii) interest due on the Partnership Loan. Triarc expects to experience negative cash flows from operations for its general corporate expenses for the remainder of 1997 since its general corporate expenses will exceed reimbursements by subsidiaries for management services provided, its investment income and distributions from the Partnership. However, considering its cash and cash equivalents and short-term investments, Triarc will be able to meet all of its cash requirements discussed above for the remainder of 1997.

RCAC

     RCAC's cash requirements for the remainder of 1997 exclusive of operating cash flows (which include an income tax payment of its $4.6 million portion of the approximate $13.8 million of Federal income tax payments) consist principally of (i) the core asset reinvestment of $2.1 million required under the Senior Note Indenture made during October 1997 and any portion of the $4.4 million required through January 1998 made in 1997, (ii) debt principal repayments of $0.8 million, including intercompany debt and (iii) business acquisitions, if any. RCAC anticipates meeting such requirements through existing cash ($13.6 million as of September 28, 1997) and/or cash flows from operations.

TBHC

     As of September 28, 1997, the principal cash requirements of TBHC's subsidiaries, Mistic and Snapple, for the remainder of 1997, exclusive of operating cash flows, consist principally of $1.8 million of term loan payments and $1.1 million of capital expenditures. Mistic and Snapple anticipate meeting such requirements through cash flows from operations. Should Mistic or Snapple need to supplement their cash flows, they have availability under the Revolving Credit Line of $46.1 million.

C.H. PATRICK

     As of September 28, 1997, C.H. Patrick's principal cash requirements for the remainder of 1997 consist primarily of principal payments under the term loan portion of the Patrick Facility of $0.7 million and capital expenditures of $0.7 million. C.H. Patrick anticipates meeting such requirements through cash flows from operations. Should C.H. Patrick need to supplement its cash flows, it has availability under the revolving credit portion of the Patrick Facility of $6.5 million.

THE PARTNERSHIP

     A discussion of the Partnership's principal cash requirements for the remainder of 1997 and its resources to meet such requirements is set forth above.

     The Partnership is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, primarily regulations promulgated by the Occupational Safety and Health Administration. On August 18, 1997, the U.S. Department of Transportation (the "DOT") published its Final Rule for Continued Operation of the Present Propane Trucks (the "Final Rule"). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Partnership's cargo tanks. The Partnership, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule cannot practicably be complied with in its current form. Accordingly, on October 15, 1997, the Partnership joined four other multi-state propane marketers in filing an action against the DOT in the United States District Court for the Western District of Missouri seeking to enjoin enforcement of the Final Rule. At this time, the Company cannot determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be. However, should the Company be required to incur any costs related to this matter, the net charge to operations would be limited to 43% of any such charge representing its ownership in the Partnership (since November 1996).

LEGAL AND ENVIRONMENTAL MATTERS

     In July 1993 APL Corporation ("APL"), which was affiliated with the Company until an April 1993 change in control, became a debtor in a proceeding under Chapter 11 of the Federal Bankruptcy Code. In February 1994 the official committee of unsecured creditors of APL filed a complaint (the "APL Litigation") against the Company and certain companies formerly or presently affiliated with Posner or with the Company, alleging causes of action arising from various transactions allegedly caused by the named former affiliates. The complaint asserted various claims and sought an undetermined amount of damages from the Company, as well as certain other relief. In June 1997 Triarc entered into a settlement agreement with Posner and two affiliated entities (including APL) pursuant to which, among other things, (i) Posner and an affiliate paid $2.5 million to the Company and (ii) the APL Litigation was dismissed.

     Prior to the sale of the Textile Business (see above) TXL Corp. ("TXL"), a wholly-owned subsidiary of the Company and the former operator of the Textile Business, was involved in two environmental matters. In connection with the sale of the Textile Business, the Company agreed to indemnify the purchaser for certain costs, if any, in connection with those costs that are in excess of the reserves at the time of sale, subject to certain limitations. In one of the matters, contamination was discovered in a pond near Graniteville, South
Carolina and the South Carolina Department of Health and Control ("DHEC") asserted that TXL may be one of the parties responsible for such contamination. In connection therewith, no actions were required other than continued monitoring of sediments in the pond. In the other matter, TXL owned a property that in prior years was used as a landfill and operated jointly by TXL and the county government that may have received municipal waste and possibly industrial waste from TXL as well as sources other than TXL. As a result of actions by the United States Environmental Protection Agency and DHEC, TXL proposed to conduct a study of the landfill, the cost of which was estimated to be not more than $150.0 thousand. Such study had not been approved and, accordingly, had not commenced as of the date of the sale of the Textile Business and the Company has not been advised of any such actions by the purchaser of the Textile Business. With respect to both of these matters, the Company has not been informed by the purchaser of any costs subject to reimbursement.

     As a result of certain environmental audits in 1991, Southeastern Public Service Company ("SEPSCO"), a wholly-owned subsidiary of the Company, became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. In addition, SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on ten of these sites and is ongoing at three others. Such remediation is being made in conjunction with the purchaser who has satisfied its obligation to pay up to $1.0 million of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations. Remediation has been completed at one site and is ongoing at four other sites. Remediation is expected to commence on the remaining two sites in 1998 and 1999. Such remediation is being made in conjunction with the purchaser who is responsible for the first $1.25 million of such costs. In addition, there are fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, eleven have been remediated through September 28, 1997 at an aggregate cost of $1.0 million. In addition, SEPSCO is aware of one plant which may require demolition in the future.

     In May 1994 National (the entity representative of both the operations of National Propane and the Partnership) was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National engaged environmental consultants in 1994. As of November 1, 1997, National's environmental consultants have begun but not completed their testing. Based upon information compiled to date which is not yet complete, it appears the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $0.8 million to $1.6 million. National will have to agree upon the final plan with the state of Wisconsin. Since receiving notice of the contamination, National has engaged in discussions of a general nature concerning remediation with the state of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the state of Wisconsin or the method of remediation. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National is also engaged in ongoing discussions of a general nature with the Successor. The Successor has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National, if found liable for any of such costs, would still attempt to recover such costs from the Successor.
National has notified its insurance carriers of the contamination, the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from the Successor or from insurance. However, should the Company be required to incur any costs related to this matter above those already accrued for, the net charge to operations would be limited to 43% representing its ownership interest in the Partnership (since November 1996). Since the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

     In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates that total remediation costs will be approximately $0.9 million, with approximately $275 thousand to $310 thousand expected to be reimbursed by the State of Texas Petroleum Storage Tank
Remediation Fund at one of the two sites, of which $0.7 million has been expended to date.

     In 1994 Chesapeake Insurance and SEPSCO invested approximately $5.1 million in a joint venture with Prime. Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5.3 million. In January 1997 the bankruptcy trustee commenced adversary proceedings against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5.3 million allegedly received by Chesapeake Insurance and SEPSCO during 1994 and alleging such payments from Prime were preferential or constituted fraudulent transfers. In October 1997 the parties agreed to a settlement of the actions, subject to the bankruptcy court's approval, whereby SEPSCO and Chesapeake Insurance would collectively return $3.55 million and waive all further claims to money distributed out of the Prime bankruptcy estate.

     On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million and that Arby's had breached a master development agreement with AR. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has the right to challenge the arbitrator's decision. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern
District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

     On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC"), commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks injunctive relief and actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") seeking unspecified monetary damages from Arby's, alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a stock purchase agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. The parties have agreed to suspend further proceedings pending non-binding mediation. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

     Snapple and Quaker are defendants in a breach of contract case filed on April 16, 1997 in Rhode Island Superior Court by Rhode Island Beverage Packing Company, L.P. ("RIB") prior to the Acquisition. RIB and Snapple disagree as to whether the co-packing agreement between them had been amended to a) change the end of the term from December 30, 1997 to December 30, 1999 and b) more than double Snapple's take-or-pay obligations thereunder. RIB sets forth various causes of action in its complaint. RIB seeks reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On June 16, 1997, Snapple and Quaker filed an answer to the complaint in which they denied all liability to RIB, denied the material allegations of the complaint and raised various affirmative defenses. Snapple and RIB have reached an agreement in principle to settle this action and certain other outstanding issues among the parties. There can be no assurance that such a settlement will be finalized.

     In the second and third quarters of 1997, four purported class and shareholder derivative actions were commenced against certain current and former directors of the Company (and naming the Company as a nominal defendant). The complaints allege, among other things, that the defendants breached their fiduciary duties in allowing certain bonuses and stock options (collectively, the "Grants") to be granted to the Chairman and Chief Executive Officer (the "Chairman") and the President and Chief Operating Officer (collectively with the Chairman, the "Executives") of the Company in 1994 and subsequent years, that the Grants were contrary to the Company's 1994 proxy statement and, in the case of two of the four actions, that such proxy statement misrepresented or omitted material facts. The complaints seek, among other things, rescission of certain stock options granted to the Executives and repayment to the Company by the Executives of certain bonuses paid to them. The defendants have (i) moved to dismiss one complaint, (ii) filed an answer generally denying the material allegations of and asserting affirmative defenses to another complaint, (iii) opposed the plaintiffs' voluntary notice of dismissal in another complaint and
(iv) not yet responded to a fourth complaint. On October 22, 1997 five former directors of Triarc who are named as defendants in one of the above actions filed an answer and cross-claim against the Company and the Chairman alleging, among other things, certain violations by the Chairman and seeks, among other items, an unspecified amount of damages. The Company will vigorously contest the claims of the former directors and believes that such claims are without merit.

     The Company has made provisions for legal and environmental matters during the nine months ended September 28, 1997 and in prior years and has remaining aggregate accruals of approximately $11.4 million. Based on currently available information and given (i) the indemnification limitations with respect to the SEPSCO cold storage operations and the TXL environmental matters, (ii) the Company's responsibility for only 43% of the Partnership's environmental matter representing its ownership in the Partnership (since November 1996), (iii) potential reimbursements by other parties as discussed above and (iv) the Company's aggregate reserves for such legal and environmental matters, the Company believes that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will not have a material adverse effect on its consolidated results of operations or financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128") "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding during the period. SFAS 128 also requires the presentation of diluted EPS, which is computed similarly to fully diluted EPS pursuant to existing accounting requirements. SFAS 128 is effective for the Company's fourth quarter of 1997 and, once effective, requires restatement of all prior period EPS data presented. Had SFAS 128 been effective for the periods presented, the effect on reported net income (loss) per share would have been as follows:



                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                -------------------------------   ------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 28,  SEPTEMBER 30,     SEPTEMBER 28,
                                                    1996               1997           1996              1997
                                                    ----               ----           ----              ----

As reported....................................    $1.60               $.35            $1.34          $ (.81)

As determined under SFAS 128
       Basic...................................    $1.69               $.36            $1.34          $ (.81)
       Diluted.................................    $1.68               $.35            $1.33          $ (.81)




       In June 1997 the FASB issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in the stockholders' equity during a period exclusive of stockholder investments and distributions to stockholders. For the Company, in addition to net income
(loss), comprehensive income includes changes in net unrealized gains (losses) on "available for sale" marketable securities and unearned compensation. In June 1997 the FASB also issued SFAS 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires disclosure in the Company's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 130 and 131 are effective for the Company's fiscal year beginning December 29, 1997 (exclusive of the quarterly segment data under SFAS 131 which is effective the following fiscal year) and require comparative information for earlier periods presented. The application of the provisions of both SFAS 130 and 131 will require an additional financial statement and may result in changes to segment disclosures but will not have any effect on the Company's reported financial position and results of operations.

PART II.  OTHER INFORMATION

       The statements in this Quarterly Report on Form 10-Q that are not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects,"
"anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" that involve risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any outcomes expressed or implied by such forward-looking statements. For those statements, Triarc claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Art of 1995. Such factors include, but are not limited to, the following: success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; changing trends in consumer tastes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; pricing pressures resulting from competitive discounting; general economic, business and political conditions in the countries and territories where Triarc operates; the impact of such conditions on consumer spending; and other risks and uncertainties detailed in Triarc's other current and periodic filings with the Securities and Exchange Commission. Triarc will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  LEGAL PROCEEDINGS

       As reported in Triarc's Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 29, 1997 (the "10-Q/A"), Snapple Beverage Corp. ("Snapple") and The Quaker Oats Company ("Quaker") are defendants in a breach of contract case filed on April 16, 1997 in Rhode Island Superior Court by Rhode Island Beverage Packaging Company, L.P. ("RIB"), prior to Triarc's acquisition of Snapple. RIB and Snapple disagree as to whether the co-packing agreement between them had been amended to (i) change the end of the term from December 30, 1997 to December 30, 1999 and (ii) more than double Snapple's take or pay obligations thereunder. RIB sets forth various causes of action in its complaint, which are described in the 10-Q/A. RIB seeks reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On June 16, 1997, Snapple and Quaker filed an answer to the complaint in which they denied all liability to RIB, denied the material allegations of the complaint, and raised various affirmative defenses. Snapple and RIB have reached an agreement in principle to settle this action and certain other outstanding issues among the parties. However, there can be no assurance that such a settlement will be finalized.

       As reported in Triarc's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K"), on February 19, 1996 Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's, Inc. ("Arby's") for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise right from AR for $2.85 million and that Arby's had breached a master development agreement with AR. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has the right to challenge the arbitrator's decision. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that
(i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and
(ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

       As reported in the 10-Q/A, on June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas. Plaintiffs allege that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks injunctive relief and actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") seeking unspecified monetary damages from Arby's, alleging that Arby's had breached a master franchise agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a stock purchase agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. The parties have agreed to suspend further proceedings pending non-binding mediation. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

       As reported in the 10-K and the 10-Q/A, in January 1997 the bankruptcy trustee appointed in the case of Prime Capital Corporation ("Prime") (formerly known as Intercapital Funding Resources, Inc.) commenced adversary proceedings against two Triarc subsidiaries, Southeastern Public Service Company ("SEPSCO") and Chesapeake Insurance Company Limited ("Chesapeake"), as well as actions against two officers of Triarc with respect to payments made directly to them, claiming certain payments to the defendants, including an aggregate of approximately $5,300,000 to SEPSCO and Chesapeake, were preferences or fraudulent transfers. The bankruptcy trustee and each of the defendants has agreed to a settlement of the actions, which is subject to the bankruptcy court's approval. Pursuant to such settlements, SEPSCO and Chesapeake would collectively return approximately $3,550,000. In addition, each of the defendants has agreed to waive all further claims to money distributed out of the Prime bankruptcy.

       As reported in the 10-Q/A, on August 13, 1997 Ruth LeWinter and Calvin Shapiro commenced a purported class and derivative action against certain current and former directors of Triarc (and naming Triarc as a nominal defendant) in the United States District Court for the Southern District of New York. On October 22, 1997, five former directors of Triarc, who are named as defendants in the LeWinter action, filed an answer and cross-claim against Triarc and Nelson Peltz. The cross-claim alleges that (1) Mr. Peltz has violated an Undertaking and Agreement given by DWG Acquisition Group, L.P. on February 9, 1993; (2) Mr. Peltz has conspired with Steven Posner to violate a court order prohibiting Mr. Posner from serving as an officer or director of Triarc; and (3) the cross-claimants are entitled to indemnification from Triarc in the action. The cross-claim seeks: specific enforcement of an indemnification agreement between the cross- claimants and Triarc; damages in an unspecified amount in excess of $75,000; and their costs and expenses in the action, including attorneys' fees. On November 3, 1997, Triarc and certain defendants (including all of its present directors) moved to dismiss or stay the action on the ground that the same matters are before the court in the Delaware actions described below.

       As reported in the 10-Q/A, three other purported class and derivative actions have been filed in the Delaware Court of Chancery, New Castle County, naming as defendants certain current and former directors of Triarc (and naming Triarc as a nominal defendant). The Delaware actions assert substantially similar claims and seek substantially similar relief as the LeWinter action. On November 7, 1997, the plaintiffs in one of the actions (Feder et al. v. Peltz et al.) filed a voluntary notice of dismissal of the action, stating that they intended to pursue the same claims in cooperation with the plaintiffs in the LeWinter action. Defendants have opposed the plaintiffs' effort to dismiss the Delaware action on the ground that the matters at issue should be litigated in Delaware and not in New York. Also on November 7, 1997, defendants served and filed an answer in the second Delaware action (Malekan et al. v. Peltz et al.), generally denying the material allegations of the complaints and asserting various affirmative defenses. Defendants have not yet responded to the complaint in the third Delaware action.

ITEM 5.
       OTHER INFORMATION

       Cable Car Acquisition

       As previously reported, on June 24, 1997, Triarc and Cable Car Beverage Corporation ("Cable Car") entered into a definitive agreement (the "Merger Agreement") pursuant to which Triarc will acquire Cable Car (the "Cable Car Acquisition") through the merger of a wholly-owned subsidiary of Triarc into Cable Car, with Cable Car being the surviving corporation. Accordingly, following the merger, Cable Car will become a wholly-owned subsidiary of Triarc. Cable Car, which markets premium soft drinks and waters in the United States and Canada, primarily under the Stewart's(R) brand, had 1996 sales of approximately $18.8 million. Cable Car has set the close of business on October 23, 1997 as the record date for a special meeting of stockholders to be held on November 25, 1997, at which Cable Car's stockholders will vote upon a proposal to approve the Merger Agreement. If approved by Cable Car's stockholders, the Cable Car Acquisition is expected to close immediately thereafter.

       Stock Repurchase Program

       On October 13, 1997, Triarc announced that its management was authorized, when and if market conditions warrant, to purchase from time to time during the 12-month period commencing on October 13, 1997 up to $20 million of its outstanding Class A Common Stock. Purchases under the program, if any, will not commence until after the consummation of the Cable Car Acquisition. Triarc's previous open market purchase program expired in July 1997.

ITEM 6.
       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1 - Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

     4.1 - Indenture dated as of August 1, 1993 among RC/Arby's Corporation ("RCAC"), Royal Crown Company, Inc., Arby's, Inc. ("Arby's) and The Bank of New York, as Trustee, relating to RCAC's 9-3/4% Senior Secured Notes Due 2000, incorporated herein by reference to Exhibit 4.2 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

     4.2 - Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA Acquisition Corporation, FFCA Mortgage Corporation, Triarc, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC"), Arby's Restaurant Operations Company ("AROC"), Arby's, RTM Operating Company ("RTMOC"), RTM Development Company, RTM Partners, Inc. ("Holdco"), RTM Holding Company, Inc. ("RTM Parent"), RTM Management Company, LLC ("RTMM") and RTM, Inc. (RTM"), incorporated herein by reference to
          Exhibit 4.16 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1- 2207).

     10.1 - Option granted by Holdco in favor of ARHC, together with a schedule identifying other documents omitted and the material details in which such documents differ, incorporated herein by reference to Exhibit
          10.30 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

     10.2 - Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and RTMOC in favor of Arby's ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit 10.31 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

     27.1 - Financial  Data  Schedule  for the nine months ended  September  28,
          1997,   submitted  to  the  Securities  and  Exchange   Commission  in
          electronic format.*

         -----------------
         *Filed herewith.


         (b)      Reports on Form 8-K

                  The Registrant filed a report on Form 8-K/A on August 5, 1997, amending the report on Form 8-K filed by the Registrant on June 6, 1997, which Form 8-K/A included certain financial statements required to be filed in connection with the acquisition of Snapple Beverage Corp.

                  The Registrant filed a report on Form 8-K on August 4, 1997 with respect to certain subsidiaries of the Registrant completing the sale of their rights to the C&C beverage line, including the C&C trademark, to Kelco Sales & Marketing Inc.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRIARC COMPANIES, INC.



Date:  November 12, 1997                 By:    John L. Barnes, Jr.
                                                -------------------
                                                John L. Barnes, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer



                                          By:   Fred H. Schaefer
                                                --------------------
                                                Fred H. Schaefer
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal accounting officer)





                                                       Exhibit Index

         Exhibit
            No.                                   Description         Page No.

         3.1 - Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Registration Statement on Form S-4 dated
                  October 22, 1997 (SEC File No. 1-2207).

         4.1 - Indenture dated as of August 1, 1993 among RC/Arby's Corporation ("RCAC"), Royal Crown Company, Inc., Arby's, Inc. ("Arby's) and The Bank of New York, as Trustee, relating to RCAC's 9-3/4% Senior Secured Notes Due 2000, incorporated herein by reference to
                  Exhibit 4.2 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

         4.2 - Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA Acquisition Corporation, FFCA Mortgage Corporation, Triarc, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company
                  ("ARHC"), Arby's Restaurant Operations Company ("AROC"), Arby's, RTM Operating Company
                  ("RTMOC"), RTM Development Company, RTM
                  Partners, Inc. ("Holdco"), RTM Holding Company, Inc. ("RTM Parent"), RTM Management Company, LLC
                  ("RTMM") and RTM, Inc. (RTM"), incorporated herein by reference to Exhibit 4.16 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

         10.1 - Option granted by Holdco in favor of ARHC, together with a schedule identifying other documents omitted and the material details in which such documents differ, incorporated herein by reference to Exhibit 10.30 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

         10.2 -   Guaranty dated as of May 5, 1997 by RTM, RTM
                  Parent, Holdco, RTMM and RTMOC in favor of Arby's ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit 10.31 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC
                  File No. 1-2207).

         27.1 - Financial Data Schedule for the nine months ended September 28, 1997, submitted to the Securities and Exchange Commission in electronic format.