Form 10-K
period 1997-12-28
TRIARC COMPANIES INC
filed 1998-03-26
CIK 30697


                                            [LOGO]


                                    TRIARC COMPANIES, INC.
                                           FORM 10-K
                                   FOR THE FISCAL YEAR ENDED
                                       DECEMBER 28, 1997


________________________________________________________________________________


                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-K
(MARK ONE)
(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997.

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                        ON WHICH REGISTERED
--------------------------------------------       ----------------------------
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

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate  market value of the outstanding  shares of the  registrant's
Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $494,750,000 as of March
15, 1998. There were 24,659,744 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of March 15, 1998.

                              DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this 10-K incorporates information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after December 28, 1997.

________________________________________________________________________________


                                            PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

    Certain  statements  in this Annual  Report on Form 10-K (this "Form 10-K"), including  statements  under  "Item  1.  Business"  and  "Item  7.  Management's
Discussion and Analysis of Financial  Condition and Results of Operations," that are not historical facts, including most importantly,  those statements preceded by,  followed  by, or that  include  the  words  "may,"  "believes,"  "expects,"
"anticipates,"  or the  negation  thereof,  or similar  expressions,  constitute
"forward-looking  statements"  within  the  meaning  of the  Private  Securities
Litigation  Reform  Act  of  1995  (the  "Reform  Act").  Such   forward-looking
statements  involve risks,  uncertainties  and other factors which may cause the actual results,  performance or achievements of Triarc Companies, Inc. ("Triarc"
or the  "Company")  and its  subsidiaries  to be materially  different  from any
future  results,   performance  or  achievements  express  or  implied  by  such forward-looking  statements.  Such factors include,  but are not limited to, the following:  general economic and business  conditions;  competition;  success of
operating  initiatives;   development  and  operating  costs;   advertising  and
promotional  efforts;  brand  awareness;  the  existence  or  absence of adverse publicity;  market acceptance of new product offerings;  new product and concept development by competitors;  changing trends in customer tastes;  the success of multi-branding;  availability,  location  and  terms  of  sites  for  restaurant development;  changes in business  strategy  or  development  plans;  quality of management;  availability,  terms and deployment of capital;  business abilities and  judgment of  personnel;  availability  of  qualified  personnel;  labor and employee  benefit  costs;  availability  and cost of raw materials and supplies;
changes in, or failure to comply with, government regulations;  regional weather conditions;  changes in wholesale propane prices; the costs and other effects of
legal  and  administrative  proceedings;   pricing  pressures  from  competitive
discounting;  general economic,  business and political  conditions in countries and  territories  where the Company  operates;  the impact of such conditions on consumer spending; and other risks and uncertainties referred in this Form 10-K,
National Propane Partners,  L.P.'s registration  statement on Form S-1 and other current and  periodic  filings by Triarc,  RC/Arby's  Corporation  and  National
Propane Partners, L.P. with the Securities and Exchange Commission.  Triarc will not undertake and  specifically  declines any obligation to publicly release the result of any revisions which may be made to any  forward-looking  statements to reflect events or circumstances  after the date of such statements or to reflect the  occurrence of  anticipated  or  unanticipated  events.  In addition,  it is
Triarc's  policy  generally  not to make any specific  projections  as to future
earnings,   and  Triarc  does  not  endorse  any  projections  regarding  future performance that may be made by third parties.

ITEM 1.    BUSINESS.

INTRODUCTION

     Triarc is predominantly a holding company which, through its subsidiaries, is a consumer products company engaged in beverage and restaurant operations.
Triarc's  beverage  operations are conducted  through the Triarc  Beverage Group
("TBG"), which consists of Snapple Beverage Corp. ("Snapple"), which was acquired by Triarc on May 22, 1997, Mistic Brands, Inc. ("Mistic"), Cable Car
Beverage Corporation ("Cable Car"), which was acquired by Triarc on November 25,
1997, and Royal Crown Company, Inc. ("Royal Crown"). The restaurant operations are conducted through Arby's, Inc. (d/b/a Triarc Restaurant Group) ("TRG"). In addition, Triarc has an equity interest in the liquefied petroleum gas business through National Propane Corporation ("National Propane"), the managing general partner of National Propane Partners, L.P. (the "Partnership") and its operating subsidiary partnership, National Propane, L.P. (the "Operating Partnership").
Prior to December 23, 1997, Triarc also was engaged in the dyes and specialty chemical business through C.H. Patrick & Co., Inc. ("C.H. Patrick"). On such date, C.H. Patrick was sold. See "Item 1 -- Business -- Recent Dispositions."
For information regarding the revenues, operating profit and identifiable assets for Triarc's businesses for the fiscal year ended December 28, 1997, see "Item
7.  Management's  Discussion and Analysis of Financial  Condition and Results of
Operations"  and Note 23 to the  Consolidated  Financial  Statements  of  Triarc
Companies, Inc. and Subsidiaries (the "Consolidated Financial Statements").

      Triarc's corporate predecessor was incorporated in Ohio in 1929. Triarc was reincorporated in Delaware, by means of a merger, in June 1994. Triarc's principal executive offices are located at 280 Park Avenue, New York, New York
10017 and its telephone number is (212) 451-3000.

BUSINESS STRATEGY

    The key elements of Triarc's business strategy include (i) focusing Triarc's resources on its consumer products businesses -- beverages and restaurants, (ii) building strong operating management teams for each of the businesses and (iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans.

    The senior  operating  officers  of  Triarc's  businesses  have  implemented
individual  plans  focused  on  increasing   revenues  and  improving  operating
efficiency.  In addition,  Triarc  continuously  evaluates and holds discussions with third parties regarding various  acquisitions and business  combinations to augment its businesses.  The implementation of this business strategy may result in increases in  expenditures  for, among other things,  acquisitions  and, over time,  marketing  and  advertising.  See "Item 7.  Management's  Discussion  and
Analysis  of  Financial  Condition  and Results of  Operations."  It is Triarc's
policy to publicly  announce an acquisition only after an agreement with respect to such acquisition has been reached.

RECENT ACQUISITIONS

    Acquisition of Snapple Beverage Corp.

    On May 22,  1997,  Triarc  acquired  Snapple  from The Quaker  Oats  Company
("Quaker") for approximately $300 million. Snapple, which markets ready-to-drink teas, juice drinks and juices, is a market leader in the premium beverage category. Snapple, together with Mistic, Royal Crown and Cable Car, operates as part of TBG. In connection with the acquisition, Snapple and Mistic entered into a bank financing, the proceeds of which were used to finance the Snapple acquisition, to refinance existing indebtedness of Mistic and to pay certain fees and expenses associated with the acquisition. See "Item 1.
Business -- Business Segments -- Beverages."

    Stewart's Acquisition

    On  November  25,  1997,   Triarc   acquired   Cable  Car  (the   "Stewart's
Acquisition"),  through  a  merger,  for an  aggregate  of  1,566,858  shares of
Triarc's  Class A Common Stock.  Accordingly,  following  the merger,  Cable Car became a wholly-owned subsidiary of Triarc. Cable Car markets premium carbonated soft drinks in the United States and Canada,  primarily  under the  Stewart's(R)
brand ("Stewart's"). See "Item 1. Business -- Business Segments -- Beverages."

RECENT DISPOSITIONS

    Sale of Company-Owned Restaurants

     On May 5, 1997,  subsidiaries  of Triarc sold to an affiliate of RTM,  Inc.
("RTM"),  the largest  franchisee in the Arby's system,  all of the stock of two corporations owning all of Triarc's 355 company-owned  Arby's  restaurants.  The purchase price was approximately $73 million (including approximately $2 million
of  post-closing  adjustments),   consisting  primarily  of  the  assumption  of
approximately  $69  million  in  mortgage  indebtedness  and  capitalized  lease obligations. In connection with the transaction, the Company received options to purchase up to an aggregate  of 20% of the common stock of the two  corporations owning such  restaurants.  RTM and certain  affiliated  entities  have agreed to indemnify and hold the Company  harmless from,  among other things,  the assumed debt and lease  obligations.  In addition,  the two corporations  that were sold agreed to build an aggregate of 190 Arby's restaurants over 14 years pursuant to a development  agreement  (in addition to a previous  agreement by affiliates of
RTM to build 210 Arby's restaurants over a ten and one-half year period).

    Sale of C.H. Patrick

     On December 23, 1997, Triarc sold all of the outstanding capital stock of C.H. Patrick (the "C.H. Patrick Sale"), its dyes and specialty chemicals subsidiary, to The B.F. Goodrich Company for $72 million in cash resulting in net proceeds of approximately $64.4 million, net of post-closing adjustments and expenses. Triarc used approximately $32 million of the proceeds from the C.H.
Patrick Sale to repay certain borrowings of C.H. Patrick.  With the sale of C.H.
Patrick, Triarc completed the sale of all of its wholly-owned non- consumer businesses.

    Sale of C&C Beverage Line

    On July 18,  1997,  Royal  Crown and  TriBev  Corporation,  subsidiaries  of
Triarc,  completed the sale of their rights to the C&C beverage line,  including the C&C trademark.  In connection with the sale, Royal Crown also agreed to sell concentrate  for C&C products and to provide certain  technical  services to the buyer for seven  years.  In  consideration  for the  foregoing,  Royal Crown and
TriBev  Corporation  will  receive  aggregate  payments  of  approximately  $9.4 million, payable over seven years.

ISSUANCE OF ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

    On February 9, 1998 Triarc sold $360 million principal amount at maturity of its Zero Coupon Convertible  Subordinated Debentures due 2018 (the "Debentures")
to  Morgan  Stanley  & Co.  Incorporated  ("Morgan  Stanley"),  as  the  initial purchaser for an offering to "qualified  institutional buyers" (as defined under
Rule 144A under the Securities Act of 1933, as amended (the  "Securities  Act"))
in  compliance  with Rule 144A.  The  Debentures  were  issued at a discount  of
72.177% from the principal  amount thereof payable at maturity.  The issue price represents a yield to maturity of 6.5% per annum (computed on a semi-annual bond equivalent  basis).  The net  proceeds  from the sale of the  Debentures,  after deducting placement fees of approximately $3.0 million, were approximately $97.2 million.  The Debentures are convertible  into shares of Triarc's Class A Common
Stock at a  conversion  rate of 9.465  shares  per  $1,000  principal  amount at maturity,  which represents an initial conversion price of approximately  $29.40 per share of Common Stock.  The conversion  price will increase over the life of the  Debentures  at 6.5% per annum  computed on a  semi-annual  bond  equivalent basis.  The  conversion of all of the  Debentures  into Triarc's  Class A Common
Stock would result in the issuance of approximately  3.4 million shares of Class
A Common Stock. The Debentures are not redeemable by Triarc prior to February 9,
2003, but may be redeemed by Triarc at any time thereafter.

    In connection with the sale of the Debentures,  Triarc purchased from Morgan
Stanley  1,000,000  shares of Triarc's  Class A Common  Stock for  approximately
$25.6 million. The balance of the net proceeds from the sale of Debentures will be used by Triarc for general corporate purposes, which may include working capital, repayment or refinancing of indebtedness, acquisitions and investments.

    Neither the Debentures nor the Class A Common Stock issuable upon conversion were initially registered under the Securities Act, and may not be offered or sold within the United States, unless so registered, except pursuant to an exemption from the Securities Act, or in a transaction not subject to the registration requirements of the Securities Act. This Form 10-K shall not constitute an offer to sell or a solicitation of an offer to buy the Debentures or the Class A Common Stock.

CANCELLATION OF SPINOFF TRANSACTIONS

    On October 29, 1996, Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to Triarc's stockholders
(collectively, the "Spinoff Transactions"). In May 1997 Triarc announced it would not proceed with the Spinoff Transactions as a result of the acquisition of Snapple and other issues.

DECONSOLIDATION OF NATIONAL PROPANE MASTER LIMITED PARTNERSHIP

     Upon  completion of an initial  public  offering in July 1996 (the "Propane
IPO") and a subsequent private placement in November 1996, Triarc, through its subsidiary National Propane, held an approximately 42.7% interest (on a combined basis) in the Operating Partnership, and the public held the remaining interest.
National Propane and its subsidiary, National Propane SGP, Inc. ("SGP"), contributed substantially all of their assets to the Operating Partnership as a capital contribution and the Operating Partnership assumed substantially all of the liabilities of National Propane and SGP (other than certain income tax liabilities).

     National Propane, as managing general partner, adopted certain amendments to the partnership agreements of the Partnership and the Operating Partnership, effective December 28, 1997. As a result, Triarc's 42.7% interest in the Partnership as of the close of business on such date is accounted for utilizing the equity method. The financial position, cash flows and results of operations of the Partnership were included in Triarc's consolidated financial statements for all prior periods. See "Item 1. Business -- Business Segments -- Liquefied
Petroleum  Gas  (National  Propane)" and "Item 7.  Management's  Discussion  and
Analysis  of  Financial  Condition  and  Results  of  Operations  --  Results of
Operations."

CHANGE IN FISCAL YEAR

    Effective January 1, 1997, Triarc adopted a 52/53 week fiscal convention for itself and each subsidiary (other than National Propane) whereby its fiscal year will end each year on the Sunday that is closest to December 31 of such year.
Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.


BUSINESS SEGMENTS


                                           BEVERAGES

TRIARC BEVERAGE GROUP

    TBG oversees Triarc's premium beverage operations, conducted by Snapple, Mistic, and Cable Car, and its carbonated soft drink operations, conducted by Royal Crown. TBG is headquartered in White Plains, New York.


                       PREMIUM BEVERAGES (SNAPPLE, MISTIC AND STEWART'S)

    Snapple, acquired in May 1997, develops, produces and markets ready-to-drink teas, juice drinks and juices and is a market leader in the premium beverage category. Since acquiring Snapple, the Company has introduced several new products, including Orange Tropic--Wendy's Tropical Inspiration(TM), three herbal or green teas and Snapple Farms(TM), a line of 100% fruit juices which is available in five flavors. In addition, Snapple has recently announced the Spring 1998 introduction of WhipperSnapple(TM), a smoothie like beverage in six flavors which is a proprietary blend of fruit juices and purees, dairy and other natural ingredients packaged in a swirl shaped 10 oz. bottle.

     Mistic's premium beverage business, acquired in August 1995, develops, produces and markets a wide variety of premium beverages, including fruit drinks, ready-to-drink teas, juices and sweetened seltzers under the Mistic(R), Royal Mistic(R), Mistic Rain Forest(TM) and Mistic Fruit Blast(TM) brand names.
Since 1995, Mistic has introduced 34 new flavors, a line of 100% fruit juices, various new bottle sizes and shapes and numerous new package designs. In addition, Mistic's product offerings are being further enhanced with the March
1998 introduction of Mistic Potions(TM) beverages. These beverages contain herbal additives, such as ginseng, ginko bilboa and echinachea.

    The Stewart's  premium beverage  business,  acquired in November 1997, sells
Stewart's(R)  brand premium soft drinks (Root Beer, Orange N' Cream,  Cream Ale,
Ginger Beer, Classic Key Lime, Lemon Meringue and Cherries N' Cream) to beverage distributors throughout the United States and Canada. Stewart's has also announced the April 1998 introduction of "Creamy Style Draft Cola", an old-fashioned soda fountain style cola. Cable Car holds the exclusive worldwide license to manufacture, distribute and sell Stewart's brand beverages. Cable
Car sells both concentrate to regional soft drink bottlers and finished goods to distributors.

    BUSINESS STRATEGY

    TBG's management has developed and is implementing  business  strategies for its premium beverage business that focus on: (i) capitalizing on the strength of its well known brand names in its marketing and advertising  efforts to increase brand  awareness and loyalty;  (ii)  developing new products;  (iii)  developing innovative new packaging  concepts,  including  labels and bottle  shapes;  (iv)
employing innovative advertising and promotions; (v) developing strong long-term
relationships  with  distributors;   (vi)  expanding  and  diversifying  product
offerings through acquisitions; (vii) expanding distribution in existing and new geographic  markets and channels of trade; and (viii) enhancing  promotional and equipment programs.

    PRODUCTS

     TBG's premium beverage products compete in a number of product categories, including fruit flavored beverages, iced teas, lemonades, carbonated sodas, 100% fruit juices, nectars and flavored seltzers. These products are generally available in some combination of 32 oz., 16 oz. or 12 oz. glass bottles, 32 oz., and 20 oz. PET (plastic) bottles and 12 oz. and 11.5 oz. cans.

    CO-PACKING ARRANGEMENTS

    TBG's premium beverage products are produced by co-packers or bottlers under formulation requirements and quality control procedures specified by TBG. TBG selects and monitors the producers to ensure adherence to TBG's production procedures. TBG regularly analyzes samples from production runs and conducts spot checks of production facilities. TBG and Triarc also purchase most packaging and raw materials and arrange for their shipment to TBG's co-packers and bottlers. TBG's three largest co-packers accounted for approximately 50% of TBG's aggregate case production of premium beverages during 1997.

    TBG's contractual  arrangements with its co-packers for its premium beverage products  are  typically  for a fixed term and are  renewable  at TBG's  option.
During the term of the  agreement,  the  co-packer  generally  commits a certain amount of its monthly production capacity to TBG. Under substantially all of its contracts Snapple has committed to order certain guaranteed volumes.  Should the volume actually ordered be less than the guaranteed volume,  Snapple is required to pay the  co-packer  the  product of (i) an amount per case  specified  in the agreement and (ii) the difference  between the volume  actually  ordered and the guaranteed  volume. At December 28, 1997,  Snapple had reserves of approximately
$22 million for payments through 2000 under its long-term  production  contracts with co-packers.  Mistic has committed to order a certain  guaranteed volume (in two  instances)  or  percentage  of its  products  sold in a region (in  another instance)  or to  make  payments  in  lieu  thereof.  There  are  no  agreements containing  minimum  purchase  requirements  for Cable  Car.  As a result of its co-packing arrangements,  TBG's operations have not required significant capital
expenditures   or  investments  for  bottling   facilities  or  equipment,   and
accordingly its production related fixed costs have been minimal.

    TBG's management believes it has sufficient production capacity to meet its 1998 requirements and that, in general, the industry has excess production capacity that it can utilize if required.

    RAW MATERIALS

    Most raw materials used in the preparation and packaging of TBG's premium beverage products are purchased by TBG and Triarc and supplied to TBG's co-packers. Adequate sources of such raw materials are available to TBG and Triarc from multiple suppliers, however, TBG and Triarc have chosen, for quality control and other purposes, to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers. TBG and Triarc purchase all of TBG's flavor requirements from nine suppliers, although one supplier has been designated as TBG's preferred supplier of flavors, and all of TBG's glass bottles are purchased from three suppliers, although one supplier has the right to supply up to 75% of TBG's requirements for certain specified packages. In connection with the acquisition of Snapple, Quaker agreed to supply certain of Snapple's requirements for 20 oz. PET bottles. Since the acquisition of Snapple, TBG has been negotiating and continues to negotiate, new supply and pricing arrangements with its suppliers. TBG and Triarc believe that, if required, alternate sources of raw materials, flavors and glass bottles are available to them.

    DISTRIBUTION

     TBG's  premium   beverages   are  currently   sold  through  a  network  of
distributors that include specialty beverage, carbonated soft drink and licensed
beer/wine/spirits   distributors.   In   addition,   Snapple  uses  brokers  for
distribution  of some  Snapple  products in Florida and  Georgia.  International distribution is primarily through one distributor in each country, other than in
Canada,  where Perrier Group of Canada Ltd. is Snapple's master  distributor and where  brokers  and  direct  account  selling  are also used.  Distributors  are typically  granted  exclusive  rights to sell Snapple,  Mistic and/or  Stewart's
products  within  a  defined   territory.   TBG  has  written   agreements  with
distributors who represent approximately 80% of TBG's volume. The agreements are typically  either for a fixed term  renewable  upon mutual consent or perpetual, and are terminable by TBG for cause, upon certain defaults or failure to perform under the  agreement.  The  distributor,  though,  may  generally  terminate its agreement  upon  specified  prior  notice.  Snapple also owns two of its largest distributors, Mr. Natural Inc. (New York) and Pacific Snapple Distributors, Inc.
(California).

    Case   sales  to  TBG's   largest   distributor   (excluding   Snapple-owned
distributors),  represented  approximately 4% of case  sales in each of 1996 and
1997.  TBG  believes  that,  if  required,  there would be adequate  alternative distributors  available if TBG's  relationship  with such distributor were to be terminated.

    Although TBG's products are sold primarily to convenience stores, small retailers and delicatessens as a "single-serve, cold box" item, TBG has expanded the distribution of its premium beverage products to include supermarkets and other channels of distribution, such as mass merchandisers, national drug chains and warehouse clubs.

    International sales accounted for less than 10% of TBG's premium beverage sales in each of 1995, 1996 and 1997. Since the acquisition of Snapple, Royal
Crown's international group has assumed responsibility for the sales and marketing of TBG's premium beverages outside North America.

    SALES AND MARKETING

    Snapple, Mistic and Cable Car employ their own sales and marketing staffs although there is some overlap of the Snapple and Mistic sales forces in certain geographic areas where distributors sell both brands. The sales forces are responsible for overseeing sales to distributors, monitoring retail account performance and providing sales direction and trade spending support. Trade spending includes price promotions, slotting fees and local consumer promotions.
The sales force handles most accounts on a regional basis with the exception of large national accounts, which are handled by a national accounts group.
Snapple's and Mistic's sales forces are organized by geographic zones under the direction of Zone Sales Vice Presidents, Division Managers, Regional Sales
Managers and Trade Development Managers. Cable Car's sales force is organized into two divisions and is managed by Division Vice Presidents, Regional Sales
Managers and District Sales Managers. TBG's sales and marketing staff (excluding that of Snapple-owned distributors) was approximately 260 as of December 28, 1997.

    TBG intends to maintain consistent advertising campaigns for its brands as an integral part of its strategy to stimulate consumer demand and increase brand loyalty. In 1998, TBG plans to employ a combination of network advertising complemented with local spot advertising in its larger markets; in most markets, television is expected to be the primary advertising medium and radio the secondary medium. TBG also employs outdoor, newspaper and other print media advertising, as well as in-store point of sale promotions.


                   CARBONATED SOFT DRINKS (ROYAL CROWN)

    Royal Crown produces and sells concentrates used in the production of soft drinks which are sold domestically and internationally to independent, licensed bottlers who manufacture and distribute finished beverage products. Royal
Crown's major products have significant recognition and include: RC Cola(R), Diet RC Cola(R), Diet Rite Cola(R), Diet Rite(R) flavors, Nehi(R), Upper 10(R), and Kick(R). Further, Royal Crown is the exclusive supplier of cola concentrate and a primary supplier of flavor concentrates to Cott Corporation ("Cott") which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

    RC Cola is the third  largest  national  brand cola and is the only national brand  cola  available  to  bottlers  who  do not  bottle  either  Coca-Cola  or
Pepsi-Cola.  Diet Rite is available in a cola as well as various  other  flavors and is  the  only  national  brand  that  is  sugar-free  (sweetened  with  100%
aspartame, a non-nutritive  sweetener),  sodium-free and caffeine-free.  Diet RC
Cola is the no-calorie version of RC Cola containing aspartame as its sweetening agent.  Nehi is a line of approximately  20 flavored soft drinks,  Upper 10 is a lemon-lime  soft drink and Kick is a citrus soft drink.  Royal  Crown's share of the overall domestic carbonated soft drink market was approximately 1.9% in 1997 according to Beverage Digest/Maxwell estimates.  Royal Crown's soft drink brands have approximately a 1.7% share of national  supermarket  volume, as measured by data of Information Resources, Inc. ("IRI").

    BUSINESS STRATEGY

    TBG's  management  is pursuing  business  strategies  designed to strengthen
Royal Crown's distribution system, make more effective use of its marketing resources, continue the expansion of its international and private label businesses, develop new packages and concentrate resources on its core brands.
As a result,  in January  1997  Triarc sold its  interest  in Saratoga  Beverage
Group, Inc. ("Saratoga") and Royal Crown terminated its relationship with Saratoga. In addition, in July 1997 Royal Crown completed the sale of its rights to the C&C beverage line, including the C&C trademark. Royal Crown's license relationship with Celestial Seasonings Inc. for ready to drink iced teas terminated as of December 31, 1997.

    ADVERTISING AND MARKETING

    A principal determinant of success in the soft drink industry is the ability to establish a recognized  brand name, the lack of which serves as a significant barrier  to  entry  to  the  industry.  Advertising,  promotions  and  marketing expenditures  in 1995,  1996 and 1997 were  approximately  $73.7 million,  $61.7 million and $56.1 million, respectively.  Royal Crown believes that its products continue to enjoy nationwide brand recognition.

    ROYAL CROWN'S BOTTLER NETWORK

    Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 61 foreign countries, including Canada. Consistent with industry practice, each bottler is assigned an exclusive territory for bottled and canned products within which no other bottler may distribute Royal Crown branded soft drinks. As of December 28, 1997, Royal Crown products were packaged and/or distributed domestically in 152 licensed territories, by 172 licensees, covering 50 states. There were a total of 45 production centers operating pursuant to 48 production and distribution agreements and 126 distribution only agreements.

    Royal Crown enters into a license agreement with each of its bottlers which it believes is comparable to those prevailing in the industry. The duration of the license agreements varies, but Royal Crown may terminate any such agreement in the event of a material breach of the terms thereof by the bottler that is not cured within a specified period of time.

     Royal Crown's ten largest bottler groups  accounted for  approximately  68%
and 74% of Royal Crown's domestic unit sales of concentrate for branded products during 1996 and 1997,  respectively.  The two  largest  bottler  groups,  the RC
Chicago Bottling Group and Beverage America, accounted for approximately 22% and
9%,  respectively,  of Royal  Crown's  domestic  unit sales of  concentrate  for branded  products during 1996 and 27% and 9%,  respectively,  during 1997. Royal
Crown believes that, if required,  there would be adequate  alternative bottlers available if Royal Crown's  relationships with the RC Chicago Bottling Group and
Beverage America were terminated.

    PRIVATE LABEL

    Royal Crown believes that private label sales through Cott, a leading supplier of private label soft drinks, represent an opportunity to benefit from sales by retailers of store brands. Royal Crown's private label sales began in late 1990. Unit sales of concentrate to Cott in 1997 increased by 4.6% over sales in 1996. In 1995, 1996 and 1997, revenues from sales to Cott represented approximately 12.1%, 12.6% and 15.8%, respectively, of Royal Crown's total revenues.

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

    Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal
Crown uses for its private label program are customer specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop flavors according to each trade customer's specifications. Royal Crown retains ownership of the formulae for such concentrates developed after the date of the Cott Worldwide Agreement, except upon termination of the Cott Worldwide
Agreement as a result of breach or non-renewal by Royal Crown.

    PRODUCT DISTRIBUTION

    Bottlers   distribute  finished  soft  drink  products  through  four  major distribution channels: take home (consisting of supermarkets,  drug stores, mass merchandisers,  warehouses  and discount  stores);  convenience  (consisting  of convenience stores and retail gas station  mini-markets);  fountain/food service
(consisting  of fountain  syrup sales and  restaurant  single drink sales);  and vending (consisting of bottle and can sales through vending machines).  The take home channel is the principal  channel of distribution for Royal Crown products.
According to IRI data,  the volume of Royal Crown products in  supermarkets  and drug stores in 1997 declined  approximately  14.6% and 19.9%,  respectively,  as compared to 1996, while the volume of Royal Crown products in mass merchandisers increased  approximately 28.2% in 1997. Royal Crown brands historically have not been broadly  distributed  through vending machines or convenience  outlets;  in
1997,  the  volume  of Royal  Crown  products  in the  convenience  channel  was relatively unchanged, down approximately 0.2% as compared to 1996.

    INTERNATIONAL

     Sales outside the United States accounted for approximately 9.6%, 10.3% and
11.5% of Royal  Crown's  sales in 1995,  1996,  and  1997,  respectively.  Sales outside the United States of branded  concentrates  accounted for  approximately
10.2%,  12.3% and 13.9% of  branded  concentrate  sales in 1995,  1996 and 1997, respectively.  As of December 28, 1997,  92 bottlers  and 13  distributors  sold
Royal Crown branded  products  outside the United  States in 64 countries,  with international  sales in 1997 distributed among Canada (8.1%),  Latin America and
Mexico (32.1%),  Europe (22.4%), the Middle East/Africa (18.6%) and the Far East
(18.8%).  While the financial and managerial  resources of Royal Crown have been
focused  on  the  United   States,   TBG's   management   believes   significant
opportunities exist for Royal Crown in international  markets. New bottlers were added in 1997 to the following international markets: Russia, Ukraine,  Croatia,
Latvia, Brazil and Bangladesh.

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

    From time to time, Royal Crown purchases as much as a year's supply of certain raw materials to protect itself against supply shortages, price increases and/or political instabilities in the countries from which such raw materials are sourced. Flavoring ingredients and sweeteners are generally available on the open market from several sources. As noted above, TBG and Triarc have agreed to purchase certain raw materials on an exclusive or preferred basis from single suppliers.


                             RESTAURANTS (TRIARC RESTAURANT GROUP)

SALE OF COMPANY-OWNED RESTAURANTS

    On May 5, 1997,  subsidiaries of Triarc sold (the  "Restaurant  Sale") their
355  company-owned  Arby's  restaurants  to an  affiliate  of RTM,  the  largest
franchisee  in  the  Arby's   system.   See  "Item  1.  --  Business  --  Recent
Dispositions."  Focused  solely as a  franchisor,  TRG has  reduced  from recent
historical   levels  the  operating   costs  of  the   restaurant   segment  and
substantially eliminated capital expenditure requirements, thereby improving its cash flows.  See "Item 7.  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations."  TRG's role in the Arby's(R) system as the franchisor  is to enhance the  strength of the Arby's  brand by  increasing  the number of  restaurants  in the Arby's system and by  establishing  a "cut above"
positioning  for the Arby's brand through  upgraded  menu items and  facilities, while continuing to bring new concepts to the system, such as T.J.  Cinnamons(R)
and p.t. Noodles(R).

GENERAL

    Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in 1997 of approximately 73% of the roast beef sandwich segment of the quick service sandwich restaurant category. In addition, Triarc believes that Arby's is the 10th largest quick service restaurant chain in the United States, based on domestic system-wide sales. As of December 28, 1997, the Arby's restaurant system consisted of 3,091 franchised restaurants, of which 2,913 operated within the United States and 178 operated outside the United States. System-wide sales were approximately $1.9 billion in 1995, approximately $2.0 billion in 1996 and approximately $2.1 billion in 1997.

     In addition to its various slow-roasted meat sandwiches, Arby's restaurants also offer a selected menu of chicken, submarine sandwiches, side-dishes and salads. A breakfast menu is also available at some Arby's restaurants. In addition, Arby's currently multi-brands with T.J. Cinnamons products, primarily gourmet cinnamon rolls, premium coffees and related products, and p.t. Noodle's products, which are pasta dishes based on serving corkscrew or fettucine pasta with a variety of different sauces. TRG intends to expand its multi-branding efforts which will add other brands' items to Arby's menu items at such multi-branded restaurants. See " -- Multi-Branding" below.

    As a result of the sale of the company-owned restaurants to RTM, TRG's revenues are derived from two principal sources: (i) royalties from franchisees and (ii) franchise fees. Prior to the Restaurant Sale, TRG's revenues were principally derived from sales at company-owned restaurants. During 1995, 1996, and 1997 approximately 80%, 80% and 53%, respectively, of TRG's revenues were derived from sales at company-owned restaurants and approximately 20%, 20% and 47%, respectively, were derived from royalties and franchise fees.

INDUSTRY

    According to data  compiled by the National  Restaurant  Association,  total domestic  restaurant  industry  sales were  estimated to be  approximately  $207 billion in 1996, of which  approximately $98 billion were estimated to be in the
Quick  Service  Restaurant  ("QSR")  or fast  food  segment.  Large  chains  are continuing  to gain a greater share of industry  sales.  According to Technomic,
Inc., the 100 largest  restaurant  chains accounted for  approximately  48.4% of restaurant  industry sales in 1995, up from approximately 39.7% in 1980. The QSR segment  accounts for  approximately  70% of sales and 83% of  restaurant  units within the top 100 restaurant chains,  according to a study by Franchise Finance
Corporation of America.

ARBY'S RESTAURANTS

    The first Arby's restaurant opened in Youngstown, Ohio in 1964. As of December 28, 1997, Arby's restaurants were being operated in 48 states and 10 foreign countries. At December 28, 1997, the six leading states by number of operating units were: Ohio, with 234 restaurants; Texas, with 181 restaurants;
California, with 161 restaurants; Michigan, with 154 restaurants; and Georgia and Indiana, with 152 restaurants each. The country outside the United States with the most operating units is Canada, with 119 restaurants.

    Arby's restaurants in the United States and Canada typically range in size from 700 square feet to 4,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. Restaurants typically have a manager, assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

    The following  table sets forth the number of  company-owned  and franchised
Arby's restaurants at December 31, 1995 and 1996 and at December 28, 1997.

                                                  DECEMBER 31,     DECEMBER 28,
                                                 --------------    ------------
                                                  1995     1996        1997
                                                 -----    -----       -----

Company-owned restaurants........................  373      355           0
Franchised restaurants.................... ......2,577    2,667       3,091
                                                 -----    -----       -----
        Total restaurants...................     2,950    3,022       3,091
                                                 =====    =====       =====

FRANCHISE NETWORK

        At December 28, 1997, there were 574 Arby's franchisees operating 3,091 separate locations. The initial term of the typical "traditional" franchise agreement is 20 years. As of December 28, 1997, TRG did not offer any financing arrangements to its franchisees, except that in certain development agreements
TRG has made available extended payment terms.

        As of December 28, 1997, TRG had received prepaid commitments for the opening of up to 592 new domestic franchised restaurants over the next ten years. TRG also expects that 15 new franchised restaurants outside of the United
States will open in 1998. TRG also has territorial agreements with international franchisees in four countries at December 28, 1997. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries. TRG's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

        TRG offers  franchises  for the  development of both single and multiple
"traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. TRG's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees during 1997 was 3.2%. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new traditional restaurant.

        Franchised  restaurants  are required to be operated in accordance  with uniform  operating  standards  and  specifications  relating  to the  selection, quality and  preparation of menu items,  signage,  decor,  equipment,  uniforms, suppliers,  maintenance  and cleanliness of premises and customer  service.  TRG
continuously   monitors   franchisee   operations   and   inspects   restaurants
periodically to ensure that company practices and procedures are being followed.

MULTI-BRANDING

     TRG  has  developed  a  multi-branding  strategy,  which  allows  a  single restaurant to offer the consumer distinct, but complementary, brands at the same restaurant.  Collaborating to offer a broader menu is intended to increase sales per square foot of facility  space,  a key  measure of return on  investment  in retail operations. Because lunchtime customers account for the majority of sales at Arby's restaurants,  TRG seeks  multi-branding  concepts that it expects will attract higher  breakfast or dinner  traffic.  TRG currently has two multi-brand concepts:  T.J.  Cinnamons  and p.t.  Noodles.  T.J.  Cinnamons  offers  gourmet cinnamon rolls,  premium  coffees and related  products.  p.t.  Noodles offers a variety of Italian and American  dishes based on serving  corkscrew or fettucine pasta with a variety of different  sauces.  As of December 28, 1997,  127 Arby's
restaurants  were  multi-brand  locations,   including  119  that  offered  T.J.
Cinnamons' products and eight that offered p.t. Noodles' products.

ADVERTISING AND MARKETING

        TRG  advertises  primarily  through  regional   television,   radio  and
newspapers.  Payment for advertising time and space is made by local advertising cooperatives  in which  owners  of  local  franchised  restaurants  participate.
Franchisees  contribute 0.7% of gross sales to the Arby's Franchise  Association
("AFA"), which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable  amount,  but not less than 3%
of its  monthly  gross  sales,  for local  advertising.  This  amount is divided between the  franchisee's  individual local market  advertising  expense and the expenses of a cooperative  area advertising  program with other  franchisees who are operating Arby's restaurants in that area.  Contributions to the cooperative area advertising  program are determined by the participants  in the  program and are  generally  in the  range  of 3% to 5% of monthly  gross  sales.  As a result of the  Restaurant  Sale in May 1997,  TRG's expenditures  for advertising  and  marketing  in  support  of what  were  then company-owned restaurants, were approximately $9.0 million in 1997, as compared to approximately $25.8 million and $22.7 million in 1996 and 1995, respectively.

QUALITY ASSURANCE

        TRG has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. A full-time quality assurance employee is assigned to each of the five independent processing facilities that process roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at TRG's headquarters tests samples of roast beef periodically from franchisees. Each year, representatives of TRG conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed.
TRG's field representatives also provide a variety of on-site consultative services to franchisees.

PROVISIONS AND SUPPLIES

        Arby's  roast beef is  provided  by five  independent  meat  processors.
Franchise operators are required to obtain roast beef from one of the five approved suppliers. ARCOP, Inc. ("ARCOP"), a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby's franchisees, and has entered into "cost-plus" contracts with these suppliers. TRG believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

        Franchisees  may  obtain  other  products,   including  food,  beverage,
ingredients,  paper goods, equipment and signs, from any source that meets TRG's
specifications  and  approval,   which  products  are  available  from  numerous
suppliers.  Food,  proprietary  paper  and  operating  supplies  are  also  made available,  through national contracts  employing volume  purchasing,  to Arby's franchisees through ARCOP.


                   LIQUEFIED PETROLEUM GAS (NATIONAL PROPANE)

        National Propane, as managing general partner of the Partnership and the
Operating  Partnership,  is engaged  primarily  in (i) the retail  marketing  of liquefied  petroleum gas ("propane") to residential,  commercial and industrial, and agricultural customers and to dealers that resell propane to residential and commercial  customers and (ii) the retail  marketing of propane related supplies and equipment,  including home and commercial  appliances.  Triarc believes that the  Partnership  is the sixth  largest  retail  marketer of propane in terms of volume in the United States.  As of December 28, 1997, the  Partnership  had 159
full  service  centers  supplying  markets  in  24  states.   The  Partnership's
operations are located primarily in the Midwest, Northeast,  Southeast, and West regions of the United States.

        As noted above, effective as of the close of business on December 28, 1997, Triarc's interest in the Partnership is accounted for utilizing the equity method. See "Item 1. Business -- Deconsolidation of National Propane Master
Limited Partnership."

BUSINESS STRATEGY

        The  Partnership's   operating  strategy  is  to  increase   efficiency,
profitability  and  competitiveness,  while  better  serving its  customers,  by building on the efforts it has already undertaken to improve pricing management, marketing and purchasing.  In addition, the Partnership's  strategies for growth involve expanding its  operations  and  increasing  its market share through internal  growth and possibly  through  acquisitions.  The  Partnership  also intends to continue to expand its business by opening new service centers, known as  "scratch-starts," in areas where there is relatively little competition.
Scratch-starts typically involve  minimal  startup  costs because the infrastructure  of the new service center is  developed as the customer  base expands and the  Partnership  can, in many  circumstances,  transfer  existing assets,  such  as  storage  tanks  and vehicles,  to the new service center.
During 1997, the Partnership  opened five new  scratch-start   service  centers.
The  Partnership  intends  to  take  two approaches to acquisitions:  (i)
primarily to build on its broad geographic base by  acquiring   smaller,
independent   competitors  that  operate  within  the Partnership's  existing geographic areas and (ii) to acquire propane businesses in areas in the United
States  outside of its current  geographic  base where it believes  there is growth  potential.  In 1997 the  Partnership  acquired  eight propane businesses for an  aggregate  purchase  price  of  approximately  $9.2 million.

PRODUCTS, SERVICES AND MARKETING

        The   Partnership   distributes   its  propane   through  a   nationwide
distribution  network integrating 159 full service centers located in 23 states.
Typically,  service  centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office and a warehouse  and  service  facility,  with one or more  18,000 to 30,000  gallon storage  tanks on the  premises.  Each  service  center is managed by a district manager and also typically employs a customer service representative,  a service technician  and one or two bulk  truck  drivers.  However,  new  "scratch-start"
service centers may not have offices,  warehouses or service  facilities and are typically staffed initially by one or two employees.

        Retail  deliveries  of propane are usually made to customers by means of bulk  and  cylinder  trucks.  Propane  is  pumped  from the  bulk  truck  into a stationary storage tank on the customer's premises.  Typically,  service centers deliver  propane to most of their  residential  customers at regular  intervals, based on estimates of such customers' usage,  thereby eliminating the customers'
need to make  affirmative  purchase  decisions.  The  Partnership  also delivers propane to retail customers in portable cylinders. The Partnership also delivers
propane  to  certain  other  retail  customers,   primarily  dealers  and  large
commercial  accounts,  in larger trucks.  Propane is generally  transported from
refineries,   pipeline   terminals  and  storage   facilities   (including   the
Partnership's  underground  storage  facilities in  Hutchinson,  Kansas and Loco
Hills, New Mexico) to the  Partnership's  bulk plants by a combination of common carriers, owner-operators, railroad tank cars and, in certain circumstances, the
Partnership's own highway transport fleet.

        In 1997 the Partnership served  approximately  250,000 active customers.
No single customer accounted for 10% or more of the Partnership's revenues in 1996 or 1997. Year-to-year demand for propane is affected by the relative severity of the winter and other climatic conditions.

        The Partnership also sells, leases and services equipment related to its propane distribution business. In the residential market, the Partnership sells household appliances, such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers, as well as barbecue equipment and gas logs.
In the industrial market, the Partnership sells or leases specialized equipment for the use of propane as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of propane as engine fuel and for chicken brooding and crop drying. The sale of specialized equipment, service income and rental income represented less than 10% of the Partnership's gross income during 1997. Parts and appliance sales, installation and service activities are conducted through a wholly-owned corporate subsidiary of the Operating Partnership.

PROPANE SUPPLY AND STORAGE

        Contracts for the supply of propane are typically made on a year-to-year basis, but the price of the propane to be delivered depends upon market conditions at the time of delivery. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets, and from time to time the ability to obtain propane at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of propane.
There may be times when the Partnership will be unable to fully pass on cost increases to its customers. Consequently, the Partnership's profitability will be sensitive to changes in wholesale propane prices, and a substantial increase in the wholesale cost of propane could adversely affect the Partnership's margins and profitability. The Partnership utilizes a hedging program which is designed to protect margins on fixed price retail sales and to mitigate the potential impact of sudden wholesale price increases for propane.

        The Partnership purchased propane from over 35 domestic and Canadian suppliers during 1997, primarily major oil companies and independent producers of both gas liquids and oil, and it also purchased propane on the spot market.
In 1997, the Partnership purchased approximately 90% and 10% of its propane supplies from domestic and Canadian suppliers, respectively. Approximately 95% of all propane purchases by the Partnership in 1997 were on a contractual basis
(generally, under one year agreements subject to annual renewal), but the percentage of contract purchases may vary from year to year as determined by National Propane. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. The Partnership is not currently a party to any supply contracts containing "take or pay" provisions.

        Warren Petroleum  Company  ("Warren")  supplied 16% of the Partnership's propane  in 1997 and Amoco and  Conoco  each  supplied  approximately  10%.  The
Partnership  believes  that if  supplies  from  Warren,  Amoco  or  Conoco  were interrupted,  it would be able to secure  adequate  propane  supplies from other
sources  without  a  material  disruption  of  its  operations;   however,   the
Partnership  believes that the cost of procuring  replacement  supplies might be materially higher, at least on a short-term basis.

        The Partnership owns underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico, leases property for above ground storage facilities in Crandon, Wisconsin and Orlando, Florida, and owns or leases smaller storage facilities in other locations throughout the United States. As of December 28, 1997, the Partnership's total storage capacity was approximately
33.1 million gallons (including approximately one million gallons of storage capacity currently leased to third parties).


GENERAL

        TRADEMARKS

        Triarc and its affiliates  (including the  Partnership and the Operating
Partnership) own numerous trademarks that are considered material to their business, including Snapple(R), Made From The Best Stuff On Earth(R), Mistic,
Royal Mistic, Mistic Rain Forest,  Mistic Fruit Blast, Fountain Classics(R),  RC
Cola,  Diet RC, Royal  Crown,  Diet Rite,  Nehi,  Upper 10,  Kick,  Arby's,  and
National PropaneTM. Cable Car licenses the Stewart's trademark on an exclusive basis for soft drinks and considers it to be material to its business. In addition, TBG considers its finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets. Pursuant to its standard franchise agreement, TRG grants each of its franchisees the right to use Arby's trademarks, service marks and trade names in the manner specified therein.

        Many of the material trademarks of Snapple,  Mistic,  Royal Crown, Cable
Car, and TRG are registered trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Snapple's, Mistic's, Royal Crown's, Cable Car's or TRG's right to use any of their material trademarks in the United
States.

        COMPETITION

        Triarc's businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than does Triarc.

        TBG's  premium  beverage   products  and  soft  drink  products  compete
generally  with  all  liquid   refreshments  and  in  particular  with  numerous
nationally-known  soft  drinks  such as  Coca-Cola  and  Pepsi-Cola  and New Age beverages.  TBG also  competes  with ready to drink brewed iced tea  competitors such as Nestea Iced Tea (pursuant to a long-term  license granted by Nestle S.A.
to The Coca-Cola  Company) and Lipton Original Iced Tea  (distributed by a joint venture  between  PepsiCo,  Inc. and Thomas J. Lipton  Company,  a subsidiary of
Unilever Plc). TBG competes with other beverage  companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of which also distribute other beverage brands. The principal methods of  competition in the beverage  industry  include  product  quality and taste, brand advertising,  trade and consumer  promotions,  marketing agreements
(including so called calendar marketing agreements),  pricing, packaging and the development of new products.

        TRG faces direct and indirect competition from numerous well established
competitors,   including  national  and  regional  fast  food  chains,  such  as
McDonalds, Burger King and Wendy's. In addition, TRG competes with locally owned restaurants,  drive-ins,  diners  and other  food  service  establishments.  Key competitive factors in the QSR industry are price, quality of products,  quality and speed of service, advertising, name identification,  restaurant location and attractiveness of facilities.

        In recent  years,  both the soft drink and  restaurant  businesses  have
experienced   increased  price   competition   resulting  in  significant  price
discounting  throughout these industries.  Price competition has been especially intense  with  respect to sales of soft drink  products  in  supermarkets,  with bottlers (and, in particular,  competitive cola bottlers)  granting  significant discounts and allowances  off wholesale  prices in order to, among other things, maintain or increase  market  share in the  supermarket  segment.  While the net impact of price  discounting in the soft drink and restaurant  industries cannot be quantified,  such  practices,  if continued,  could have an adverse impact on
Triarc.

        Most of the Operating Partnership's service centers compete with several marketers or distributors of propane and certain service centers compete with a large number of marketers or distributors. The principal competitive factors affecting this industry are reliability of service, responsiveness to customers and the ability to maintain competitive prices. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of the product is required. Although the extension of natural gas pipelines tends to displace propane distribution in the areas affected, National
Propane believes that new opportunities for propane sales arise as more geographically remote areas are developed. In addition, the use of alternative fuels, including propane, is mandated in certain specified areas of the United
States that do not meet federal air quality standards.

        WORKING CAPITAL

        Cable Car's, Royal Crown's and TRG's working capital requirements are generally met through cash flow from operations. Accounts receivable of Cable
Car and Royal Crown are generally due in 30 days and TRG's franchise royalty fee receivables are due within 10 days after each month end.

        Snapple's and Mistic's working capital requirements are generally met through cash flow from operations, supplemented by advances under a credit facility entered into in connection with the acquisition of Snapple which initially provided Snapple and Mistic with a $300 million term loan facility
(approximately $296.5 million principal amount outstanding at March 1, 1998) and an $80 million revolving credit facility (of which approximately $35.7 million was available at March 1, 1998). Accounts receivable of Snapple and Mistic are generally due in 30 days. In addition, TBG receives extended payment terms with respect to purchases from one of its preferred suppliers.

        Working capital requirements for the Operating Partnership are generally met through cash flow from operations supplemented by advances under a revolving working capital facility which provides the Operating Partnership with a $15 million line of credit (of which $9.8 million was available at March 1, 1998).
Accounts receivable are generally due in 30 days.

        GOVERNMENTAL REGULATIONS

        Each of Triarc's businesses is subject to a variety of federal, state and local laws, rules and regulations.

        The production and marketing of TBG's beverages are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of TBG's products. In addition, TBG's dealings with its bottlers and/or distributors may, in some jurisdictions, be subject to state laws governing licensor-licensee or distributor relationships.

        TRG is subject to regulation by the Federal Trade Commission and state laws governing the offer and sale of franchises and the substantive aspects of the franchisor-franchisee relationship. In addition, TRG franchisees are subject to the Fair Labor Standards Act and the Americans with Disabilities Act, which requires that all public accommodations and commercial facilities meet certain federal requirements related to access and use by disabled persons, and various state laws governing such matters as minimum wages, overtime and other working conditions.

        National  Propane and the Operating  Partnership  are subject to various federal,  state and local laws and  regulations  governing  the  transportation, storage and distribution of propane,  and the health and safety of workers,  the latter of which are primarily governed by the Occupational Safety and Health Act and the  regulations  promulgated  thereunder.  On  August  18,  1997,  the U.S.
Department of Transportation  (the "DOT") published its Final Rule for Continued
Operation of the Present  Propane Trucks (the "Final  Rule").  The Final Rule is
intended to address  perceived  risks during the transfer of propane.  The Final
Rule  required  certain  immediate   changes  in  the  Partnership's   operating
procedures including  retrofitting the Operating  Partnership's cargo tanks. The
Partnership,  as well as the National  Propane Gas  Association  and the propane industry in general,  believe that the Final Rule cannot practicably be complied with in its current  form.  Accordingly,  on October 15, 1997,  the  Partnership joined four other multi-state  propane marketers in filing an action against the
DOT in the United  States  District  Court for the Western  District of Missouri
seeking to enjoin enforcement of the Final Rule. On February 13, 1998, the court preliminary  enjoined  the DOT from  enforcing  the Final Rule pending the final outcome of the litigation.  At this time, the Partnership  cannot  determine the likely  outcome  of the  litigation  or  what  the  ultimate  long-term  cost of compliance with the Final Rule will be.

        Except as described herein, Triarc is not aware of any pending legislation that in its view is likely to have a material adverse effect on the operations of Triarc's subsidiaries. Triarc believes that the operations of its subsidiaries comply substantially with all applicable governmental rules and regulations.

        ENVIRONMENTAL MATTERS

        Certain of Triarc's  operations are subject to federal,  state and local environmental laws and regulations concerning the discharge,  storage,  handling and disposal of hazardous or toxic substances. Such laws and regulations provide for  significant  fines,  penalties  and  liabilities,  in certain cases without regard  to  whether  the  owner or  operator  of the  property  knew of,  or was responsible for, the release or presence of such hazardous or toxic  substances.
In  addition,  third  parties may make claims  against  owners or  operators  of properties for personal injuries and property damage associated with releases of
hazardous  or  toxic  substances.   Triarc  cannot  predict  what  environmental
legislation  or  regulations  will be enacted in the future or how  existing  or future laws or regulations  will be administered  or interpreted.  Triarc cannot predict  the amount of future  expenditures  which may be  required  in order to comply with any environmental laws or regulations or to satisfy any such claims.
Triarc  believes that its operations  comply  substantially  with all applicable environmental laws and regulations. Based on currently available information and the current reserve levels, Triarc does not believe that the ultimate outcome of any of the matters  discussed  below will have a material  adverse effect on its
consolidated  financial  position  or  results  of  operations.   See  "Item  7.
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations -- Liquidity and Capital Resources."

        As a result of certain environmental audits in 1991, Southeastern Public
Service Company, a subsidiary of Triarc ("SEPSCO"), became aware of possible contamination by hydrocarbons and metals at certain sites used in the ice and cold storage operations of SEPSCO's former refrigeration business. SEPSCO has engaged in certain remediation in connection therewith. Such remediation varied from site to site, ranging from testing of soil and ground water for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased by the purchaser of the ice operations. Remediation has been completed on ten of these sites and is ongoing at three others. The purchaser of the ice operations has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation is also required at seven cold storage sites which were sold to the purchaser of the cold storage operations.
Remediation  has been completed at one site, and is ongoing at four other sites.
Remediation is expected to commence on the remaining two sites in 1998 and 1999.
Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there were fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, twelve have been remediated at an aggregate cost of $1,035,000 through December 28, 1997. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of one site which may require demolition in the future.

        In 1997  SEPSCO  undertook  an  environmental  assessment  of a property located in Fort Myers,  Florida that had previously been used in connection with
SEPSCO's  ice  operations.   As  a  result,   SEPSCO  became  aware  of  certain
petroleum-type  substances  and  metals  in the  soil and  ground  water of such property.  SEPSCO notified the State of Florida of its findings and the State of
Florida has requested that SEPSCO  undertake  further  investigatory  efforts to define  the  nature  and  extent  of its  findings.  SEPSCO  believes  that such substances and metals may also be found on an adjacent property. SEPSCO believes that the contamination may have occurred prior to its ownership of the property.
A former owner of the property (who also currently  owns the adjacent  property)
has  agreed to  undertake  certain  further  investigation  at its own  expense, thereby  potentially  minimizing the cost to SEPSCO.  Based on their preliminary findings,  SEPSCO's  environmental  consultants believe that it may cost between
$200,000 and $250,000 to remediate  the  property.  However,  such  findings are preliminary and the amount required to remediate the property may vary depending upon the nature and extent of the  contamination  and the method of  remediation that is actually required.

        In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the "Successor") which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears that the likely remedy will involve treatment of groundwater and treatment of the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants' current range of estimated costs for remediation is from $0.7 million to $1.7 million.
National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor, who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims.
However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Propane IPO, the Operating Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate.

        In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two closed facilities. In 1994, hydrocarbons were discovered in the groundwater at a former Royal Crown distribution site in Miami, Florida. Assessment is proceeding under the direction of the Dade County
Department of Environmental Resources Management to determine the extent of the contamination. Remediation has commenced at this site, and management estimates that total remediation costs (in excess of amounts incurred through December 28, 1997) will be approximately $59,000 depending on the actual extent of the contamination. Additionally, in 1994 the Texas Natural Resources Conservation
Commission  approved the remediation of hydrocarbons in the groundwater by Royal
Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. Management estimates the total cost of remediation to be approximately $60,000 (in excess of amounts incurred through December 28, 1997), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum
Storage  Tank  Remediation  Fund.  Royal  Crown  has  incurred  actual  costs of
$714,000, in the aggregate, through December 28, 1997 for these matters.

        In 1987, Graniteville Company ("Graniteville") (the assets of which were sold to Avondale  Mills,  Inc.  ("Avondale")  in April 1996) was notified by the
South Carolina Department of Health and Environmental  Control (the "DHEC") that it  discovered  certain  contamination  of Langley  Pond  ("Langley  Pond") near
Graniteville, South Carolina and that Graniteville may be one of the responsible parties for such contamination.  In 1990 and 1991, Graniteville provided reports to  DHEC  summarizing  its  required  study  and  investigation  of the  alleged pollution and its sources which  concluded  that pond  sediments  should be left undisturbed  and in place and that other less passive  remediation  alternatives either  provided  no  significant  additional  benefits or  themselves  involved adverse effects. In 1995,  Graniteville  submitted a proposal regarding periodic monitoring of the site, to which DHEC  responded  with a request for  additional information.  Graniteville  provided such  information to DHEC in February 1996.
Triarc is unable to predict at this time what  further  actions,  if any, may be required in  connection  with  Langley  Pond or what the cost thereof may be. In addition,  Graniteville  owned a nine  acre  property  in  Aiken  County,  South
Carolina (the "Vaucluse  Landfill"),  which was operated jointly by Graniteville and Aiken  County as a  landfill  from  approximately  1950 to 1973.  The United
States Environmental Protection Agency conducted an Expanded Site Inspection (an
"ESI") in January 1994 and Graniteville  conducted a supplemental  investigation in February  1994. In response to the ESI, DHEC  indicated its desire to have an investigation of the Vaucluse Landfill performed. In August 1995, DHEC requested that  Graniteville  enter into a consent  agreement to conduct an investigation.
Graniteville  responded  that a consent agreement was  inappropriate considering
Graniteville's  demonstrated  willingness  to  cooperate  with DHEC requests and asked  DHEC  to  approve  Graniteville's  April, 1995  conceptual  investigation approach.  Triarc  believes that  Graniteville  and  DHEC  continue to negotiate regarding the appropriate administrative agreement to govern performance of the
additional  investigation  requested.   The  cost  of  the  study  proposed   by
Graniteville  was estimated in 1995 to be between $125,000 and $150,000.   Since
an investigation has not yet commenced,   Triarc is currently  unable to predict
what further  actions,  if any, will be necessary to remediate the landfill.  In connection  with the sale of  Graniteville  to Avondale,  the Company has agreed to  indemnify  Avondale  for  certain  costs  incurred by it in connection  with the foregoing matters that are in excess of applicable reserves.

        SEASONALITY

        Triarc's beverage, restaurant and propane businesses are seasonal. In the beverage and restaurant businesses, the highest sales occur during spring and summer (April through September). Propane operations are subject to the seasonal influences of weather which vary by region. Generally, the demand for propane during the six-month peak heating season (October through March) is substantially greater than during the summer months at both the retail and wholesale levels, and is significantly affected by climatic variations. As a result of the deconsolidation of National Propane (see "Item 1. Business --
Deconsolidation of National Propane Master Limited Partnership"), it is expected that in the future Triarc's revenues will be highest during the second and third fiscal quarters of each year.

        INSURANCE OPERATIONS

        Historically,   Chesapeake   Insurance   Company  Limited   ("Chesapeake
Insurance"), an indirect wholly-owned subsidiary of Triarc, (i) provided certain property  insurance  coverage  for Triarc and certain of its former  affiliates;
(ii)  reinsured a portion of certain  insurance  coverage  which Triarc and such former affiliates maintained with unaffiliated  insurance companies (principally workers' compensation,  general liability, automobile liability and group life);
and (iii)  reinsured  insurance  risks of  unaffiliated  third  parties  through various  group  participations.  During the fiscal  year ended  April 30,  1993,
Chesapeake  Insurance ceased writing  reinsurance of risks of unaffiliated third parties, and during the transition period from May 1, 1993 to December 31, 1993,
Chesapeake  Insurance  ceased  writing  insurance or reinsurance of any kind for periods beginning on or after October 1, 1993. Chesapeake Insurance continues to wind down its operations and settle the remaining  existing  insurance claims of third  parties.  For  information  regarding  Triarc's  insurance  loss reserves relating to Chesapeake's  operations,  see Note 1 to the Consolidated  Financial
Statements.

        EMPLOYEES

        As  of  December  28,  1997,   Triarc  and  its  subsidiaries   employed
approximately 2,000 personnel,  including approximately 1,100 salaried personnel and  approximately  900 hourly  personnel.  Triarc's  management  believes  that employee relations are satisfactory.  At December 28, 1997, approximately 200 of the total of Triarc's  employees were covered by various  collective  bargaining agreements expiring from time to time from the present through 1999.


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

        Certain information about the major plants and facilities maintained by each of Triarc's business segments, as well as Triarc's corporate headquarters, as of December 28, 1997 is set forth in the following table:

                                                                   APPROXIMATE
                                                                   SQ. FT. OF
ACTIVE FACILITIES       FACILITIES-LOCATION         LAND TITLE     FLOOR SPACE
-----------------       -------------------         ----------     -----------
Triarc Corporate
Headquarters.....       New York, NY                  1 leased         26,600
Beverages........       Concentrate Mfg:
                        Columbus, GA                  1 owned         216,000
                        (including office)
                        TBG Headquarters
                        White Plains, NY              1 leased         53,600
                        Cable Car Headquarters
                        Denver, CO                    1 leased          4,200
                        Office/Warehouse Facilities   6 leased        577,000*
                        (various locations)
Restaurants......       TRG Headquarters              1 leased         47,300**
                        Ft. Lauderdale, FL
Propane..........       Headquarters                  1 leased         17,000
                        159 Full Service Centers    193 owned         550,000
                        105 Storage Facilities       71 leased            ***
                        (various locations
                        throughout the
                        United States)
                        2 Underground storage
                        terminals
                        2 Above ground
                        storage terminals

------------
*       Includes 180,000 square feet of warehouse space that is subleased to a third party.

** Royal Crown subleases approximately 3,500 square feet of this space from TRG.

*** The propane facilities have approximately 33.1 million gallons of storage capacity (including approximately one million gallons of storage capacity currently leased to third parties). See "Item 1. Business --
        Recent Dispositions" and "-- Business Segments -- Liquefied Petroleum
        Gas (National Propane)."

        TRG also owns six and leases 24 properties which are leased or sublet principally to franchisees and has leases for 11 inactive properties. Other subsidiaries of the Company also own or lease a few inactive facilities and undeveloped properties, none of which are material to the Company's financial condition or results of operations.

        Substantially all of the properties used in the beverage and propane businesses are pledged as collateral for certain debt.


ITEM 3. LEGAL PROCEEDINGS.

        In the fall of 1995, Granada Investments, Inc., Victor Posner ("Posner")
and the three  former  court-appointed  members  of a special  committee  of the
Triarc Board ("the Triarc  Special  Committee")  asserted  claims (the  "Granada
Action")  against Triarc for money damages and declaratory  relief,  and, in the case of the former  court-appointed  directors,  additional fees. On January 30,
1996, the court held that it had no  jurisdiction  and dismissed all proceedings in this  matter.  In October  1995,  Triarc  commenced  an action  (the  "Posner
Action")  against  Posner and a Posner  affiliate in the United States  District
Court for the  Southern  District of New York in which it  asserted  breaches by them of their reimbursement  obligations under a 1995 settlement agreement among
Triarc,  Posner and certain  affiliates of Posner (the "Settlement  Agreement").
The defendants  asserted certain  affirmative  defenses and a counterclaim for a declaratory  judgment.  On December 11, 1995, Triarc and Chesapeake  commenced a proceeding in the Bankruptcy  Court under section 1144 of the  Bankruptcy  Code, naming Posner,  Security  Management  Corporation and APL Corporation ("APL") as
defendants, and naming the official committee of unsecured creditors of APL as a nominal defendant (the "1144  Proceeding").  In addition,  Triarc and Chesapeake
Insurance  asserted claims (the "APL Bankruptcy  Claims")  against the debtor in the APL bankruptcy  proceeding  (the "APL  Bankruptcy  Proceeding").  On June 6,
1997,  Triarc  entered  into  a  settlement   agreement  (the  "1997  Settlement
Agreement") with Posner and two affiliated entities (including APL). Pursuant to the 1997 Settlement Agreement,  among other things, (1) Posner and an affiliated entity paid a total of $2.5  million to Triarc and  Chesapeake;  (2) the parties dismissed  with  prejudice  each  of  the  foregoing  actions;  (3)  Triarc  and
Chesapeake  waived the APL Bankruptcy  Claims;  and (4) the parties entered into releases  with  respect to the claims and  counterclaims  asserted in the Posner
Action,  the  Granada  Action,  the  1144  Proceeding  and  the  APL  Bankruptcy
Proceeding.

        In November, 1995, the Company commenced an action in New York State court alleging that the three former court-appointed directors violated the release/agreements they executed in March 1995 by seeking additional fees of $3.0 million. The action was removed to federal court in New York. The defendants have filed a third-party complaint against Nelson Peltz, the Company's Chairman and Chief Executive Officer, seeking judgment against him for any amounts recovered by Triarc from them. On December 9, 1996, the court denied
Triarc's motion for summary judgment. Discovery in the action has commenced.

        On June 27, 1996, the three former court-appointed directors commenced an action against Nelson Peltz, Victor Posner and Steven Posner in the United
States District Court for the Northern District of Ohio seeking an order returning the plaintiffs to Triarc's Board of Directors, a declaration that the defendants bear continuing obligations to refrain from certain financial transactions under a February 9, 1993 undertaking given by DWG Acquisition
Group, L.P., and a declaration that Mr. Peltz must honor all provisions of the undertaking. On May 1, 1997, the court transferred the case to the Southern
District of New York as a related matter to a pending New York action brought by the company against the three former court appointed directors (described above). On May 20, 1997, plaintiffs filed a purported amended complaint asserting additional claims against each of the defendants. The amended complaint alleges, among other things, that the defendants conspired to mislead the United States District Court for the Northern District of Ohio in connection with the change of control of Triarc in 1993 and the termination of the consent decree pursuant to which plaintiffs were initially named to Triarc's Board of Directors. The amended complaint also alleges that Mr. Peltz and Steven Posner conspired to frustrate collection of amounts owed by Steven Posner to the United
States.  The amended  complaint seeks,  among other relief,  damages against Mr.
Peltz and Steven Posner in an amount not less than $4.5 million; an order stating that plaintiffs must be returned to Triarc's Board of Directors; and rescission of the 1993 change of control transaction. Mr. Peltz's time to respond to the amended complaint has not yet expired. In July 1997, plaintiffs voluntarily dismissed their claims against Victor Posner without prejudice.

        On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract.  AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract  pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million and that Arby's had  breached a master  development  agreement  between AR and  Arby's.  Arby's commenced  an
arbitration   proceeding  since  the  franchise  and  development agreements each  provided  that  all  disputes  arising  thereunder  were to be resolved by arbitration.  In September  1997, the arbitrator  ruled that (i) the November 9,
1994 letter of intent was not a binding contract and (ii) the master development
agreement  was  properly   terminated.   AR  has   challenged  the arbitrator's
decision.  In March 1998, the civil court of Mexico ruled that the November 9,
1994 letter of intent was a binding  contract and ordered  Arby's to pay AR
$2.85 million, plus interest and value added tax. Arby's has appealed the civil court's decision. Arby's believes that it has a strong basis for an appeal because,  among other things, the civil court's decision ignored the arbitration provisions of the franchise and  development  agreements and the language of the
November 9, 1994 letter.  In May 1997, AR commenced an action  against Arby's in the United States District Court for the Southern  District of Florida  alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994- 1995, in order to force AR to sell the  master  franchise  rights  for  Mexico  to Arby's cheaply  and (ii)  Arby's had  tortiously  interfered  with an alleged  business opportunity  that AR had with a third  party.  Arby's has moved to dismiss  that action.  Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

        On November 4, 1996,  the  bankruptcy  trustee  appointed in the case of
Prime Capital  Corporation  ("Prime")  (formerly known as  Intercapital  Funding
Resources,  Inc.) made a demand on Chesapeake Insurance and SEPSCO,  seeking the return of payments  aggregating $5.3 million which Prime allegedly made to those entities during 1994 and suggesting that litigation  would be commenced  against
SEPSCO and Chesapeake  Insurance if these monies were not returned.  The trustee commenced avoidance actions against SEPSCO and Chesapeake  Insurance (as well as actions  against  certain current and former officers of Triarc or their spouses with respect to payments made  directly to them) in January  1997,  claiming the
payments  to  them  were  preferences  or  fraudulent  transfers.   (SEPSCO  and
Chesapeake  Insurance had entered into separate joint  ventures with Prime,  and the  payments  at  issue  were  made  in  connection  with  termination  of  the investments  in such joint  ventures.)  The  bankruptcy  trustee and each of the defendants  agreed to a  settlement  of the  actions,  which was approved by the bankruptcy court on November 18, 1997.  Pursuant to the settlement,  on December
5, 1997 SEPSCO and  Chesapeake  Insurance  collectively  returned  approximately
$3,550,000.

        Snapple and Quaker were defendants in a breach of contract case filed on April 16, 1997 (prior to Triarc's acquisition of Snapple) in Rhode Island
Superior Court by Rhode Island Beverage Packing Company,  L.P. ("RIB").  RIB and
Snapple disagreed as to whether the co-packing agreement between them had been amended to (a) change the end of the term from December 30, 1997 to December 30, 1999 and (b) more than double Snapple's take or pay obligations thereunder. RIB set forth various causes of action in its complaint and sought reformation of the contract, compliance with promises, consequential damages including lost profits, attorney's fees and punitive damages. On February 11, 1998, Snapple, RIB and certain affiliates of RIB executed a settlement agreement relating to this action and certain other outstanding issues among the parties. Pursuant to such settlement agreement, the foregoing action is to be dismissed with prejudice, and Snapple is to be released from all claims and counterclaims that could have been asserted in the action. Snapple will also be released from all of its obligations with respect to RIB (including an alleged obligation to acquire the other outstanding interests in RIB for $8 million) and will be indemnified and held harmless for any liabilities of RIB (in each case, subject to certain limited retained liabilities). In consideration of, among other things, the foregoing, Snapple paid an aggregate of approximately $8.2 million
(which amount was fully reserved at the time of the Snapple acquisition) and agreed to deliver to RIB and the general partner of RIB all of Snapple's interests in RIB and such general partner.

     On June 3, 1997, ZuZu, Inc.  ("ZuZu") and its subsidiary,  ZuZu Franchising
Corporation ("ZFC") commenced an action against Arby's, Inc. ("Arby's") and Triarc in the District Court of Dallas County, Texas. Plaintiffs allege that
Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition.
Additionally, plaintiffs seek injunctive relief against Arby's and Triarc enjoining them from disclosing or using ZuZu's trade secrets. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration
Association  ("AAA")  against Arby's  alleging that Arby's had breached a Master
Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. An arbitrator has been chosen and discovery is taking place. The arbitration is expected to commence in April 1998. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

     In a related case,  on March 13, 1998 ZuZu  franchisees  Gregg Katz,  Susan
Katz Zweig and ZuZu of Orlando,  LLC commenced an action against  Arby's,  ZuZu,
ZFC and  Triarc in the  Superior  Court of  Fulton  County  Georgia.  Plaintiffs
allege,  in connection with the ZuZu handmade  Mexican food concept and the ZuZu
Speedy  Tortilla  concept,  that,  among other  things,  the various  defendants breached the  development  and franchise  agreements  between the plaintiffs and
ZuZu,   as  well  as  other  oral   agreements,   made  false   representations,
intentionally  failed to disclose  material  information,  and violated  several
Florida and Texas business opportunity and similar statutes. The plaintiffs seek actual  damages  of not less  than  $600,000,  consequential  damages,  punitive damages,  treble  damages and other fees,  costs and expenses.  While Triarc and
Arby's have not yet filed an answer in this action,  they believe the claims are without merit.

        On June 25, 1997, Kamran Malekan and Daniel Mannion commenced a purported class and derivative action against the directors and certain former directors of the Company (and naming the Company as a nominal defendant) in the Delaware Court of Chancery, New Castle County. The plaintiffs in that action and one related action filed a consolidated amended complaint on December 15, 1997.
The amended complaint alleges that the defendants breached their fiduciary duties and duties of good faith and fair dealing to the Company and its shareholders in connection with the granting in 1996 of special bonuses to Nelson Peltz and Peter May, and the granting of options to Messrs. Peltz and May in March 1997. The amended complaint also alleges that the granting of such compensation breached promises made to the Company's shareholders in its 1994
Proxy Statement with respect to the conditions of performance options granted to Messrs. Peltz and May, and that defendants breached their fiduciary duties to the Company's shareholders in connection with its 1994 Proxy Statement. The amended complaint seeks, among other remedies, rescission of all option grants to Messrs. Peltz and May which allegedly contravene the representations made in the Company's 1994 Proxy Statement; an order directing Messrs. Peltz and May to repay to the Company their 1996 special bonuses, and enjoining defendants from awarding or paying compensation to Messrs. Peltz and May in contravention of the promises and representations made in the 1994 Proxy Statement; and an order directing the defendants to account to the Company for all damages sustained as a result of the matters complained of. The Company's present directors, and certain former directors, have filed answers generally denying the substantive allegations of the amended complaint. On January 13, 1998, the three former court-appointed directors filed a notice of removal of the action to the federal district court. Plaintiffs subsequently dismissed the claims against those defendants voluntarily and moved to remand the action to state court. Two former directors (Messrs. Pallot and Prendergast ) have opposed the plaintiff's motion and have moved to transfer the action to the Southern District of New York.
Those motions have not been decided.

        On August 13, 1997, Ruth LeWinter and Calvin Shapiro commenced a purported class and derivative action against certain current and former directors of the Company (and naming the Company as a nominal defendant) in the United States District Court for the Southern District of New York which is substantially identical to the Maleken action discussed above. On October 2, 1997, five former directors of Triarc, who are named as defendants in the LeWinter action (including the three former court-appointed directors), filed an answer and cross-claims against Triarc and Nelson Peltz. The cross-claims allege that (1) Mr. Peltz has violated an Undertaking and Agreement given by DWG
Acquisition  Group,  L.P. on February 9, 1993;  (2) Mr. Peltz has conspired with
Steven Posner to violate a court order prohibiting Mr. Posner from serving as an officer or director of Triarc; and (3) the cross-claimants are entitled to indemnification from Triarc in the action. The cross-claims seek: specific enforcement of an indemnification agreement between the cross-claimants and Triarc; damages in an unspecified amount in excess of $75,000; and their costs and expenses in the action, including attorney's fees. On November 3, 1997, the Company and its current directors and certain of its former directors moved to dismiss or stay the action pending the resolution of the Delaware action discussed above. On November 26, 1997, Triarc and Mr. Peltz moved to dismiss the cross-claims asserted by the former directors. On February
11, 1998, the five former directors moved for an order specifically enforcing the alleged indemnification agreements with the Company. The Company has opposed the motion. All of the foregoing motions are pending.

        In October  1997,  Mistic  commenced  an action (the  "Action")  against
Universal  Beverages Inc.  ("Universal"),  a former Mistic  co-packer,  Leesburg
Bottling &  Production,  Inc.  ("Leesburg"),  an  affiliate  of  Universal,  and
Jonathan  O. Moore  ("Moore"),  an  individual  affiliated  with  Universal  and
Leesburg, in the Circuit Court for Duval County,  Florida. The Action, which was subsequently  amended to add additional  defendants,  seeks, inter alia, damages and injunctive  relief arising out of the fraudulent  disposition of certain raw materials,  finished  product and  equipment  owned by Mistic.  In their answer, counterclaim and third party complaint,  certain defendants have alleged various causes of action  against  Mistic,  Snapple and Triarc,  and seek  damages of $6 million  relating  to an alleged  oral  agreement  by Snapple and Mistic to have
Universal  and/or Leesburg  contract  manufacture  Snapple and Mistic  products,
including   breach  of  contract,   fraud  in  the   inducement   and  negligent
misrepresentation.  These  defendants  also  seek  to  recover  various  amounts totaling  approximately  $440,000 allegedly owed to Universal for co-packing and other services rendered.  Mistic,  Snapple and Triarc vigorously deny and intend to defend against the allegations contained in defendants counterclaim.

        Other matters have arisen in the ordinary course of Triarc's business, and it is the opinion of management that the outcome of any such matter will not have a material adverse effect on Triarc's consolidated financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Triarc held its 1997 Annual Meeting of Shareholders on June 4, 1997. The matters acted upon by the shareholders at that meeting were reported in Triarc's quarterly report on Form 10-Q/A for the quarter ended June 29, 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The  principal  market for  Triarc's  Class A Common  Stock is the New York
Stock Exchange ("NYSE") (symbol: TRY). The high and low market prices for Triarc's Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                            MARKET PRICE
                                                      --------------------------
      FISCAL QUARTERS                                    HIGH            LOW
--------------------------------------------------------------------------------

1996
      FIRST QUARTER ENDED MARCH 31.................    $14 3/8          $10 7/8
      SECOND QUARTER ENDED JUNE 30.................     13 3/8           11 1/2
      THIRD QUARTER ENDED SEPTEMBER 30.............     12 7/8           10
      FOURTH QUARTER ENDED DECEMBER 31.............     12 3/4           10 3/4

1997
      FIRST QUARTER ENDED MARCH 30.................    $11              $18
      SECOND QUARTER ENDED JUNE 29.................     23 5/8           15 7/8
      THIRD QUARTER ENDED SEPTEMBER 28.............     23 1/8           18
      FOURTH QUARTER ENDED DECEMBER 28.............     25 1/4           17 5/8


     Triarc did not pay any dividends on its common stock in 1996, fiscal 1997 or in the current year to date and does not presently anticipate the declaration of cash dividends on its common stock in the near future.

     As of March 15,  1998,  there were  5,997,622  shares of  Triarc's  Class B
Common Stock outstanding, all of which were owned by Posner and an entity controlled by Posner (together with Posner, the "Posner Entities"). All such shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. Triarc, or its designee, has certain rights of first refusal if such shares are sold to an unaffiliated third party. There is no established public trading market for the Class B Common Stock. Triarc has no class of equity securities currently issued and outstanding except for the Class A Common
Stock and the Class B Common Stock.

     Because Triarc is predominantly a holding company,  its ability to meet its cash requirements  (including  required  interest and principal  payments on its indebtedness)  is  primarily  dependent  upon (in  addition  to its  cash,  cash
equivalents   and  short  term   investments   on  hand)  cash  flows  from  its
subsidiaries,  including loans, cash dividends and reimbursement by subsidiaries to Triarc in  connection  with its  providing  certain  management  services and payments by subsidiaries under certain tax sharing  agreements.  Under the terms of various indentures and credit arrangements,  Triarc's principal  subsidiaries
(other than Cable Car and  National  Propane)  are  currently  unable to pay any dividends or make any loans or advances to Triarc. In addition, National Propane
has  agreed  to  forgo  future   distributions   from  the  Partnership  on  its
subordinated  units  ("Subordinated  Distributions")  in order to facilitate the
Partnership's  compliance  with a  covenant  restriction  in its  bank  facility agreement.  The Partnership will resume paying such  Subordinated  Distributions when such  payment  will not  impact  compliance  with such  covenant.  National
Propane's agreement will limit the funds that it will have available to dividend or loan to  Triarc.  See  "Item  7.  Management's  Discussion  and  Analysis  of
Financial   Condition  and  Results  of  Operations  --  Liquidity  and  Capital
Resources" and Note 8 to the Consolidated Financial Statements.

     On October 13, 1997,  Triarc  announced that its management was authorized, when and if market  conditions  warranted,  to purchase from time to time during the twelve month period commencing on the business day following consummation of the  Stewart's  Acquisition  (i.e.,  November 26, 1997) up to $20 million of its outstanding Class A Common Stock. In March 1998 such amount was increased to $30 million.  As of March 15, 1998,  Triarc had  repurchased  approximately  138,700 shares  of  Class A Common  Stock at an  aggregate  cost of  approximately  $3.5 million under such repurchase program.

     In connection with the issuance by Triarc of the Debentures, on February 9, 1998 Triarc purchased from Morgan Stanley 1,000,000 shares of Triarc's Class A
Common Stock for an aggregate price of approximately $25.6 million.  See Item 1.
"Business--Issuance of Zero Coupon Convertible Subordinated Debentures."

     As of March 15, 1998, there were approximately 6,550 holders of record of Triarc's Class A Common Stock and two holders of record of Triarc's Class B
Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA (1)


                             FISCAL      EIGHT MONTHS
                           YEAR ENDED       ENDED                   YEAR ENDED DECEMBER 31,            YEAR ENDED
                            APRIL 30,     DECEMBER 31,   ------------------------------------------    DECEMBER 28,
                              1993          1993 (3)         1994            1995           1996         1997 (3)
                              ----          ----             ----            ----           ----         --------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   Revenues................$1,023,249      $676,908      $1,022,671     $1,142,011    $  928,185      $861,321
   Operating profit (loss).    24,581  (5)   21,038   (6)    54,446   (7)   23,145  (8)  (17,853)(10)   26,962 (11)
   Loss from continuing
    operations.............   (50,690) (5)  (35,935)  (6)   (10,612)  (7)  (39,433) (8)  (13,698)(10)  (20,553)(11)
   Income (loss) from
    discontinued operations     3,711        (3,095)          4,619          2,439         5,213        20,718
   Extraordinary items ....    (6,611)         (448)         (2,116)           --         (5,416)       (3,781)
   Cumulative effect of
    changes in accounting
    principles, net........    (6,388)          --              --             --            --            --
   Net loss................   (59,978) (5)  (39,478)  (6)    (8,109)  (7)  (36,994) (8)  (13,901)(10)   (3,616)(11)

   Preferred stock dividend
    requirements (2).......      (121)       (3,889)         (5,833)           --            --            --
   Net loss applicable to
    common stockholders....   (60,099)      (43,367)        (13,942)       (36,994)      (13,901)       (3,616)
   Loss per share (4):
    Continuing operations..     (1.97)        (1.87)           (.71)         (1.32)         (.46)         (.68)
    Discontinued operations       .15          (.15)            .20            .08           .18           .69
    Extraordinary items....      (.26)         (.02)           (.09)           --           (.18)         (.13)
    Cumulative effect of
      changes in accounting
      principles...........      (.25)          --              --             --            --            --
    Net loss per share.....     (2.33)        (2.04)           (.60)         (1.24)         (.46)         (.12)
   Total assets............   907,333       887,380         911,236      1,077,173       831,785     1,004,873
   Long-term debt..........   488,654       571,350         606,374        758,292       469,154       604,830
   Redeemable preferred
     stock.................    71,794        71,794          71,794            --   (9)      --           --
   Stockholders' equity
      (deficit)............   (35,387)      (75,981)        (31,783)        20,650  (9)    6,765        43,988 (12)

   Weighted-average common
    shares outstanding.....    25,808        21,260          23,282         29,764        29,898        30,132



(1)   Selected  Financial  Data for the  periods  prior to the fiscal year ended
      December 28, 1997 have been retroactively restated to reflect the discontinuance of the Company's dyes and specialty chemicals business sold in December 1997.

(2) The Company has not paid any dividends on its common shares during any of the periods presented.

(3) The Company changed its fiscal year from a fiscal year ending April 30 to a calendar year ending December 31 effective for the eight-month transition period ended December 31, 1993 ("Transition 1993"). The Company changed its fiscal year to a calendar year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year which commenced January 1, 1997 and ended on December 28, 1997.

(4) Basic and diluted loss per share are the same for all periods presented since all potentially dilutive securities would have had an antidilutive effect for all such periods.

(5) Reflects certain significant charges recorded during the fiscal year ended April 30, 1993 as follows: $51,689,000 charged to operating profit representing $43,000,000 of facilities relocation and corporate restructuring relating to a change in control of the Company and $8,689,000 of other net charges; $48,698,000 charged to loss from continuing operations representing the aforementioned $51,689,000 charged to operating profit, $8,503,000 of other net charges, less $19,391,000 of income tax benefit and minority interest effect relating to the aggregate of the above charges, and plus $7,897,000 of provision for income tax contingencies; and $67,060,000 charged to net loss representing the aforementioned $48,698,000 charged to operating profit, a $5,363,000 write-down relating to the impairment of certain unprofitable operations and accruals for environmental remediation and losses on certain contracts in progress, net of income tax benefit and minority interests, a $6,611,000 extraordinary charge from the early extinguishment of debt and $6,388,000 cumulative effect of changes in accounting principles.

(6) Reflects certain significant charges recorded during Transition 1993 as follows: $12,306,000 charged to operating profit principally representing $10,006,000 of increased insurance reserves; $25,617,000 charged to loss from continuing operations representing the aforementioned $12,306,000 charged to operating profit, $5,050,000 of certain litigation settlement costs, $3,292,000 of reduction to net realizable value of certain assets held for sale other than discontinued operations, less $2,231,000 of income tax benefit and minority interest effect relating to the aggregate of the above charges, and plus a $7,200,000 provision for income tax contingencies; and $34,437,000 charged to net loss representing the aforementioned $25,617,000 charged to loss from continuing operations and an $8,820,000 loss on disposal of discontinued operations.

(7)   Reflects  certain  significant  charges  recorded  during 1994 as follows:
      $9,972,000  charged  to  operating  profit   representing   $8,800,000  of
      facilities relocation and corporate restructuring and $1,172,000 of advertising production costs that in prior periods were deferred; $4,782,000 charged to loss from continuing operations representing the aforementioned $9,972,000 charged to operating profit, $7,000,000 of costs of a proposed acquisition not consummated less $6,043,000 of gain on sale of natural gas and oil business, less income tax benefit relating to the aggregate of the above charges of $6,147,000; and $10,798,000 charged to net loss representing the aforementioned $4,782,000 charged to loss from continuing operations, $3,900,000 loss on disposal of discontinued operations and a $2,116,000 extraordinary charge from the early extinguishment of debt.

(8)   Reflects  certain  significant  charges  recorded  during 1995 as follows:
      $19,331,000 charged to operating profit representing a $14,647,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of, $2,700,000 of facilities relocation and corporate restructuring and $3,331,000 of accelerated vesting of restricted stock, less $1,347,000 of other net credits; and $11,004,000 charged to loss from continuing operations representing the aforementioned $19,331,000 charged to operating profit, $1,000,000 of equity in losses of an investee, less $15,088,000 of net gains consisting of $11,945,000 of gain on sale of excess timberland and $3,143,000 of other net gains, less $339,000 of income tax benefit relating to the aggregate of the above charges and plus a $6,100,000 provision for income tax contingencies; and $15,199,000 charged to net loss representing the aforementioned $11,004,000 charged to loss from continuing operations and $6,794,000 of equity in losses and write-down of an investment in an investee included in discontinued operations less $2,599,000 of income tax benefit relating thereto.

(9) In 1995 all of the redeemable preferred stock was converted into class B common stock and an additional 1,011,900 class B common shares were issued resulting in an $83,811,000 improvement in stockholders' equity (deficit).

(10) Reflects certain significant charges and credits recorded during 1996 as follows: $73,100,000 charged to operating loss representing a $64,300,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of and $8,800,000 of facilities relocation and corporate restructuring; $1,279,000 charged to loss from continuing operations representing the aforementioned $73,100,000 charged to operating loss, $77,000,000 of gains on sale of businesses, net and plus $5,179,000 of income tax provision relating to the aggregate of the above net credits; and $6,695,000 charged to net loss representing the aforementioned $1,279,000 charged to loss from continuing operations and a $5,416,000 extraordinary charge from the early extinguishment of debt.

(11) Reflects certain significant charges and credits recorded during 1997 as follows: $38,890,000 charged to operating profit representing a $31,815,000 charge for acquisition related costs and $7,075,000 of facilities relocation and corporate restructuring; $20,444,000 charged to loss from continuing operations representing the aforementioned $38,890,000 charged to operating profit, $4,955,000 of gain on sale of businesses, net and less $13,491,000 of income tax benefit relating to the aggregate of the above net charges; and $4,716,000 charged to net loss representing the aforementioned $20,444,000 charged to loss from continuing operations, $19,509,000 of gain on disposal of discontinued operations and a $3,781,000 extraordinary charge from the early extinguishment of debt.

(12) In 1997, in connection with the Stewart's acquisition, the Company issued 1,566,858 shares of its common stock with a value of $37,409,000 for all of the outstanding stock of Cable Car and 154,931 stock options with a value of $2,788,000 in exchange for all of the outstanding stock options of Cable Car resulting in an increase in stockholders' equity of $40,197,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part I" preceding "Item 1".

         Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997. As used herein, "1997" refers to the period January 1, 1997 through December 28, 1997 and "1996" and "1995" refer to the calendar years ended December 31, 1996 and 1995, respectively.

         The discussion below reflects the operations of C.H. Patrick & Co., Inc. ("C.H. Patrick"), formerly included in the Company's textile segment, as discontinued operations as the result of the sale (the "C.H. Patrick Sale") of C.H. Patrick on December 23, 1997 (see below under "Liquidity and Capital Resources" for further discussion).

RESULTS OF OPERATIONS

         Trends affecting the beverage segment in recent years have included the increased market share of private label beverages, increased price competition throughout the industry, the development of proprietary packaging and the proliferation of new products being introduced including "premium" beverages.

         Trends affecting the restaurant segment in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant ("QSR"), or fast food segment, in which the Company operates (see below), being the fastest growing segment of the restaurant industry. In addition, there has been increased price competition in the QSR industry, particularly evidenced by the value menu concept which offers comparatively lower prices on certain menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting. Some QSR's have been adding selected higher-priced premium quality items to their menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items. However, following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system (see below under "Liquidity and Capital Resources"), the effects of the trends on the restaurant segment are currently limited to their impact on franchise fees and royalties.

         Propane, relative to other forms of energy, is gaining recognition as an environmentally superior, convenient, efficient and easy-to-use energy source in many applications. The other significant trend affecting the propane segment in recent years is the energy conservation trend, which from time to time has negatively impacted the demand for energy by both residential and commercial customers. However, following the December 28, 1997 adoption of certain amendments to the partnership agreements of National Propane Partners, L.P. (the "Partnership") and a subpartnership, National Propane, L.P. (the "Operating Partnership"), although National Propane is the sole managing general partner, the Company no longer has substantative control over the Partnership to the point where it now exercises only significant influence and, accordingly, accounts for its investment in the Partnership on the equity basis. As a result, the trends affecting the propane segment in the future will continue to affect consolidated results of operations through the Company's equity in earnings or losses of the Partnership.

1997 COMPARED WITH 1996

     Revenues decreased $66.9 million to $861.3 million for 1997 principally reflecting a $157.5 million decrease due to the April 29, 1996 sale of the Company's textile business segment other than its specialty dyes and chemicals business (the "Textile Business") and a $154.4 million decrease due to the May 5, 1997 sale of the company-owned stores of the restaurant segment. The reduction in revenues as a result of these business dispositions was partially offset by sales in 1997 associated with (i) Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages acquired by the Company from The Quaker Oats Company ("Quaker") on May 22, 1997 (the "Snapple Acquisition") of $284.2 million and (ii) Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks acquired by the Company on November 25, 1997 (the "Stewart's Acquisition") of $1.3 million (see further discussion below under "Liquidity and Capital Resources"). Aside from the effects of these transactions, revenues decreased $40.5 million. A discussion of such change in revenues by segment is as follows:

          Beverages - Aside from the effects of the Snapple Acquisition and the Stewart's Acquisition in the 1997 period, revenues decreased $38.9 million (12.6%) due to decreases in sales of finished goods ($31.3 million) and concentrate ($7.6 million). The decrease in sales of finished goods principally reflects (i) the absence in the 1997 period of 1996 sales to MetBev, Inc. ("MetBev"), a former distributor of the Company's beverage products in the New York City metropolitan area, and a volume decrease in sales of branded finished products of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of the Company, in areas other than those serviced by MetBev (where in both instances the Company now sells concentrate rather than finished goods), (ii) lower sales of premium beverages exclusive of Snapple,
          (iii) a volume decrease in sales of the C&C beverage line of mixers, colas and flavors (where the Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods), the rights to which (including the C&C trademark) were sold in July 1997 (the "C&C Sale") as described below and (iv) a volume reduction in the sales of finished Royal Crown Premium Draft Cola ("Draft Cola") which the Company no longer sells. Sales of concentrate decreased, despite the shift in sales to concentrate from finished goods noted above, principally reflecting (i) a decrease in branded sales due to volume declines, which were adversely affected by lower bottler case sales and (ii) an overall lower average concentrate selling price.

          Restaurants - Aside from the effect on sales of the RTM Sale, revenues increased $6.5 million (4.8%) to $140.4 million due to a $9.0 million (15.7%) increase in royalties and franchise fees partially offset by a $2.5 million (3.2%) decrease in net sales of company-owned Arby's restaurants through the date of the May 5, 1997 RTM Sale, compared with the comparable 1996 period. The increase in royalties and franchise fees is due to (i) incremental royalties of $6.2 million for the period from May 5, 1997 through December 28, 1997 from the 355 restaurants sold to RTM, (ii) a net increase of 69 (2.6%) franchised restaurants other than from the RTM Sale and (iii) a 1.7% increase in same-store sales of franchised restaurants.

          Propane - Revenues decreased $8.1 million (4.7%) due to (i) the effect of lower propane volume reflecting warmer weather in the 1997 period and customer energy conservation and customer turnover due to higher propane selling prices, which factors were partially offset by additional sales volume from acquisitions of propane distributorships and the opening of new service centers, (ii) a decrease in average selling prices due to a shift in customer mix toward lower-priced non-residential accounts and (iii) a decrease in revenues from other product lines.

     Gross profit (total revenues less cost of sales) increased $68.1 million to $389.4 million in 1997 reflecting in part gross profit in 1997 associated with Snapple ($119.9 million) and Cable Car ($0.4 million), partially offset by the nonrecurring 1996 gross profit associated with the Textile Business ($16.7 million) and the company-owned Arby's restaurants sold to RTM ($36.9 million). Aside from the effects of these transactions, gross profit increased $1.4 million due to higher overall gross margins substantially offset by the lower overall revenues discussed above. A discussion of the changes in gross margins by segment, which increased in the aggregate to 46.7% from 43.4% aside from the effects of the transactions noted above, is as follows:

          Beverages - Aside from the effects of the Snapple Acquisition and Stewart's Acquisition in 1997, margins increased to 56.8% from 54.0% principally due to the shift in product mix to higher- margin concentrate sales compared with finished product sales discussed above.

          Restaurants - Aside from the effect on sales of the RTM Sale, margins increased to 57.8% from 44.9% primarily due to (i) the higher percentage of royalties and franchise fees (with no associated cost of sales) to total revenues in 1997 due to the RTM Sale discussed above and (ii) the absence in 1997 of depreciation and amortization on all long-lived restaurant assets which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through their May 5, 1997 date of sale.

          Propane - Margins decreased to 20.9% from 23.4% due to (i) the shift in customer mix to non-residential customers for whom margins are lower and (ii) an increase in operating costs (other than propane) which are not variable with revenues within a certain range.

     Advertising, selling and distribution expenses increased $42.4 million to $180.5 million in 1997 reflecting (a) the expenses of Snapple, (b) higher promotional costs related to Mistic Rain Forest Nectars, a recently introduced product line, and (c) other increased advertising and promotional costs for the premium beverages line other than Snapple, all partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale, (b) a decrease in the expenses of the beverage segment exclusive of Snapple principally due to (i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) the elimination of advertising expenses for Draft Cola and (iii) planned reductions in connection with the aforementioned decreases in sales of other Royal Crown and C&C branded finished products, and (c) nonrecurring expenses from the 1996 period related to the Textile Business sold in April 1996.

     General and administrative expenses increased $15.1 million to $143.0 million in 1997 due to (i) the expenses of Snapple, (ii) a nonrecurring credit in 1996 for the release of casualty insurance reserves and (iii) other inflationary increases, all partially offset by (i) expenses in 1996 related to the Textile Business, (ii) reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and (iii) reduced travel activity in the restaurant segment prior to the RTM Sale.

     The 1997 facilities relocation and corporate restructuring charge of $7.1 million principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation (the "Royal Crown Relocation") of the Fort Lauderdale, Florida headquarters of Royal Crown, which has been centralized in the White Plains, New York headquarters of the Triarc Beverage Group (consisting of Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company, and Snapple). The 1996 facilities relocation and corporate restructuring charge of $8.8 million results from (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants and the Royal Crown Relocation, (ii) employee severance costs associated with the Royal Crown Relocation, (iii) costs of terminating a beverage distribution agreement, (iv) costs of the shutdown of the beverage segment's Ohio production facility and other asset disposals, (v) consultant fees paid associated with combining certain operations of Royal Crown and Mistic and (vi) costs related to the then planned spinoff of the Company's restaurant/beverage group (see below under "Liquidity and Capital Resources").

     Acquisition related costs of $31.8 million in 1997 are attributed to the Snapple Acquisition and the Stewart's Acquisition during 1997 and consist of (i) a write-down of glass front vending machines based on the Company's change in estimate of their value considering the Company's plans for their future use,
(ii) a provision for additional reserves for legal matters based on the Company's change in Quaker's estimate of the amounts required reflecting the Company's plans and estimates of costs to resolve such matters, (iii) a provision for additional reserves for doubtful accounts of Snapple and the effect of the Snapple Acquisition on MetBev based on the Company's change in estimate of the related write-off to be incurred, (iv) a provision for fees paid to Quaker pursuant to a transition services agreement whereby Quaker provided certain operating and accounting services for Snapple through the end of the Company's second quarter, (v) the portion of the post-acquisition period promotional expenses the Company estimates is related to the pre-acquisition period as a result of the Company's current operating expectations, (vi) a provision for certain costs in connection with the successful consummation of the acquisition of Snapple and the Mistic refinancing in connection with entering into the Credit Agreement (see below under "Liquidity and Capital
Resources"), (vii) a provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple (under Quaker, Snapple did not have its own independent data processing accounting systems), including costs incurred relating to an alternative system that was not implemented and (viii) an acquisition related sign-on bonus.

     No provision for reduction in carrying value of long-lived assets impaired or to be disposed of was required for 1997. The 1996 reduction in carrying value of long-lived assets impaired or to be disposed of is discussed below under "1996 Compared with 1995".

     Interest expense was relatively unchanged in 1997, decreasing $0.6 million to $71.6 million. Lower average levels of debt reflecting (a) the full year effect of 1996 repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996, (ii) $34.7 million principal amount of a 9 1/2% promissory note (the "9 1/2% Note") on July 1, 1996 and (iii) $36.0 million principal amount of the Company's 11 7/8% senior subordinated debentures due February 1, 1998 (the "11 7/8% Debentures") on February 22, 1996 and (b) the 1997 assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997, were substantially offset by the effects of borrowings by Snapple (see below under "Liquidity and Capital Resources") in connection with the May 22, 1997 Snapple Acquisition ($222.4 million outstanding as of December 28, 1997).

     Gain on sale of businesses, net, of $5.0 million in 1997 consists of (i) a gain from the receipt by Triarc of distributions from National Propane Partners, L.P. (the "Partnership"), a limited partnership 42.7% owned by National Propane Corporation ("National Propane"), a wholly-owned subsidiary of the Company, in excess of its 42.7% equity in earnings of the Partnership (see further discussion below under "Liquidity and Capital Resources") and (ii) a gain on the C&C Sale, partially offset by a loss on the RTM Sale. Gain on sale of businesses, net of $77.0 million in 1996 resulted from a pretax gain from the July 1996 sale of a 55.8% interest in the Partnership (such percentage increased to 57.3% as a result of the sale of an additional 0.4 million common units representing limited partner interests (the "Common Units") in November 1996) partially offset by (i) a pretax loss on the sale of the Textile Business and
(ii) a pretax loss associated with the write-down of MetBev.

     Investment income, net increased $4.7 million to $12.8 million in 1997 principally reflecting an increase in realized gains on the sales of short-term investments in 1997 which may not recur in future periods.

     Other income (expense), net improved $4.0 million to income of $3.9 million in 1997 principally due to (i) a reversal of legal fees incurred in prior years as a result of a cash settlement received from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of the Company, and an affiliate of Posner during 1997, (ii) a gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the Royal Crown Relocation, (iii) other income, net of Snapple since its acquisition in May 1997 consisting principally of equity in the earnings of investees and rental income and (iv) increased gains on other asset sales, all partially offset by a provision for a settlement during 1997 in connection with the Company's investment in a joint venture with Prime Capital Corporation.

     The Company's benefit from income taxes for 1997 represented an effective rate of 21% which differs from the Federal income tax statutory rate of 35% principally due to the effect of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill"). The Company had a provision for income taxes in 1996 despite a pretax loss due to (i) a nondeductible loss on the sale of the Textile Business associated with the write-off of unamortized Goodwill, (ii) an additional provision for income tax contingencies, (iii) the effect of the amortization of nondeductible Goodwill and (iv) the effect of net operating losses for which no tax benefit was available.

     The minority interests in net income of a consolidated subsidiary (the Partnership) increased $0.4 million to $2.2 million due to the full year effect in 1997 of the limited partners' 57.3% interests (principally sold in July 1996) in the net income of the Partnership partially offset by lower net income of the Partnership (excluding an extraordinary charge in 1996 which was allocated entirely to the Company with no minority interest). As discussed further below under "Liquidity and Capital Resources", effective December 28, 1997 the Company accounts for its interest in the Partnership using the equity method of accounting.

     Income from discontinued operations increased $15.5 million to $20.7 million in 1997 due to the gain, net of income taxes, on the C.H. Patrick Sale, partially offset by lower income from the operations of C.H. Patrick. Such lower income from operations principally reflected the effects of price competition pressures and a cyclical downturn in the denim segment of the textile industry in which C.H. Patrick's dyes are used.

     The extraordinary charges in 1997 result from (i) the May 1997 assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale,
(ii) the refinancing of the bank facility of Mistic and (iii) the repayment of all borrowings under the credit agreement of C.H. Patrick in connection with its sale (see "Liquidity and Capital Resources"). The extraordinary charges in the 1996 period result from the early extinguishment of (i) almost all of the long-term debt of National Propane refinanced in connection with the formation of the Partnership, (ii) the 9 1/2% Note, (iii) all debt of the Textile Business and (iv) the 11 7/8% Debentures.

1996 COMPARED WITH 1995

     Revenues decreased $213.8 million to $928.2 million in 1996 principally reflecting a $348.2 million decrease due to the April 29, 1996 sale of the Textile Business partially offset by $89.1 million of higher revenues from Mistic reflecting the full year effect of the August 9, 1995 Mistic acquisition. Aside from the effects of these transactions, revenues increased $45.3 million. A discussion of such change by segment is as follows:

         Beverages - Revenues increased $5.4 million (3.1%) to $178.1 million due to (i) an increase in finished beverage product sales (as opposed to concentrate) and (ii) a volume increase in private label concentrate sales, both partially offset by a decrease in branded concentrate sales.

         Restaurants - Revenues increased $15.6 million (5.7%) to $288.3 million due to (i) an increase in net sales principally resulting from the inclusion in 1996 of a full year of net sales for the 85 company-owned restaurants added in 1995 (net of closings) and an increase in same-store sales and (ii) an increase in royalties and franchise fees primarily resulting from a net increase of 90 (3.5%) franchised restaurants, a 0.8% increase in same-store sales of franchised restaurants and a 2.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, the effects of which were partially offset by a decrease in franchise fees resulting from fewer franchise store openings in 1996.

         Propane - Revenues increased $24.3 million (16.3%) to $173.3 million due to the effect of higher selling prices resulting from passing on a portion of higher propane costs to customers and higher volume primarily resulting from an increase in gallons sold to non-residential customers, both partially offset by a decrease in revenues from other product lines.

     Gross profit increased $14.6 million to $321.3 million in 1996 principally reflecting a $33.9 million increase in gross profit from the full year effect in 1996 of Mistic partially offset by a $28.0 million decrease principally due to the nonrecurring gross profit of the Textile Business for the period from April 29, 1995 through December 31, 1995 resulting from its sale. Aside from the effects of these transactions, gross profit increased $8.7 million. A discussion of gross margins by segment, which decreased in the aggregate to 39.7% from 41.3% aside from the effects of the transactions noted above, is as follows:

         Beverages - Margins decreased to 65.4% from 66.9% due to the increased sales of lower-margin finished product noted above and lower average selling prices for branded concentrate.

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

     Advertising, selling and distribution expenses increased $10.1 million to $138.1 million in 1996 due to (i) expenses associated with Mistic resulting from
(a) the 1996 full year effect of its August 1995 acquisition and, to a lesser extent, (b) the nonrecurring effect of cooperative advertising reimbursements to Mistic by distributors in 1995 which program was discontinued in 1996 and replaced by increased selling prices and (ii) higher advertising costs in the restaurant segment primarily in response to competitive pressures, a larger company-owned store base and multi-brand restaurant development. Such increases were partially offset by (i) decreases related to the beverage segment other than Mistic reflecting (a) a net reduction in media spending for branded concentrate products and Draft Cola for which there had been higher costs in connection with its launch in mid-1995 and (b) lower beverage coupon costs reflecting reduced bottler utilization and (ii) a decrease reflecting the sale of the Textile Business in April 1996.

     General and administrative expenses decreased $13.3 million to $127.9 million in 1996 resulting from lower expenses of the textile segment primarily reflecting the sale of the Textile Business and net decreases in the remaining operations of the Company principally reflecting the effect of cost reduction efforts and non-recurring 1995 charges including (i) increased amortization of restricted stock reflecting accelerated vesting in 1995 of all grants of such stock and (ii) charges for the closing of certain unprofitable restaurants. Such decreases were partially offset by higher expenses resulting from the full year effect of Mistic in 1996.

     The 1995 and 1996 reductions in carrying value of long-lived assets impaired or to be disposed of result from the application of the evaluation measurement requirements under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was adopted in 1995. The 1996 provision of $64.3 million was recorded principally to reduce the carrying value of certain long-lived assets and certain identifiable intangibles to estimated fair value principally relating to the estimated loss on the anticipated disposal of long-lived assets in connection with the planned sale of all company-owned restaurants. The reduction in carrying value of long-lived assets impaired or to be disposed of in the amount of $14.6 million in 1995 reflects a reduction in the net carrying value of certain restaurants and other long-lived restaurant assets which were determined to be impaired and a reduction in the net carrying value of certain other restaurants and equipment to be disposed of.

     The 1996 facilities relocation and corporate restructuring charge of $8.8 million is discussed above. The 1995 charge of $2.7 million principally reflected severance costs for terminated corporate employees.

     Prior to 1995 the Company had fully reserved for secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate which had filed for protection under the bankruptcy code. In 1995 the Company received $3.0 million with respect to amounts owed to the Company by PEC representing the Company's allocated portion of the bankruptcy settlement; such amount was classified as "Recovery of doubtful accounts of former affiliates" in the accompanying consolidated statement of operations.

     Interest expense decreased $13.1 million to $71.0 million in 1996 due to lower average levels of debt reflecting repayments prior to maturity of (i) $191.4 million of debt of the Textile Business in connection with its sale on April 29, 1996, (ii) $36.0 million principal amount of the 11 7/8% Debentures on February 22, 1996 and (iii) $34.7 million principal amount of the 9 1/2% Note on July 1, 1996, partially offset by the full year effect in 1996 of (i) borrowings resulting from the Mistic acquisition ($68.7 million outstanding as of December 31, 1996) and (ii) financing for capital spending at the restaurant segment principally during the second through fourth quarters of 1995 ($58.4 million outstanding as of December 31, 1996).

     Gain on sale of businesses, net of $77.0 million in 1996 is discussed above. Loss on sale of businesses, net in 1995 of $0.1 million reflects a write-down of MetBev substantially offset by gains related to the sales of the natural gas and oil businesses.

     Investment income, net increased $5.7 million to $8.1 million in 1996 principally due to increased interest income from the Company's increased portfolio of cash equivalents and debt securities as a result of proceeds in connection with the sale of (i) the 57.3% interest in the Partnership and (ii) the Textile Business.

     Other income, net decreased $16.9 million to expense of $0.1 million in 1996 due to nonrecurring 1995 gains principally from the sale of excess timberland.

     The Company's provision for income taxes for 1996 is discussed above. The Company's benefit from income taxes for 1995 represented an effective rate of 6% which was significantly less than the statutory rate principally due to (i) a provision for income tax contingencies relating to the examination of the Company's income tax returns for the years 1989 through 1992, (ii) nondeductible amortization of Goodwill and (iii) nondeductible amortization of restricted stock.

     Income from discontinued operations increased $2.8 million to $5.2 million in 1996 reflecting nonrecurring 1995 charges of C.H. Patrick consisting of (i) equity in losses and write-off of an equity investment and (ii) a charge relating to the settlement of a patent infringement lawsuit, partially offset by the effects of an increase in interest expense and weak pricing due to competitive pressures.

     The minority interests in net income of consolidated subsidiary of $1.8 million in 1996 represent the limited partners' interest in the net income of the Partnership since the sale of such interest in July 1996 (see further discussion below under "Liquidity and Capital Resources").

     The extraordinary items aggregating a charge of $5.4 million in 1996 result from the early extinguishment of the 11 7/8% Debentures on February 22, 1996, all of the debt of the Textile Business, including its credit facility, in connection with its sale on April 29, 1996, and substantially all of the long-term debt of National Propane and the 9 1/2% Note in July 1996, and consist of (i) the write-off of unamortized deferred financing costs and unamortized original issue discount, (ii) the payment of prepayment penalties and related costs and (iii) fees, partially offset by (i) discount from principal on the early extinguishment of the 9 1/2% Note and (ii) income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash and cash equivalents (collectively "cash") and short-term investments decreased $30.3 million during 1997 to $175.6 million of which cash decreased $24.7 million to $129.5 million. Such decrease in cash reflects cash used in (i) investing activities of $260.6 million and (ii) discontinued operations of $23.7 million, and the effect of the deconsolidation of the propane business (the "Deconsolidation") of $4.6 million, partially offset by cash provided by (i) financing activities of $210.2 million and (ii) operating activities of $54.0 million. The net cash used in investing activities reflects
(i) $311.9 million for the Snapple Acquisition (see below), (ii) other business acquisitions of $6.7 million and (iii) capital expenditures of $13.9 million, partially offset by (i) net proceeds from the C.H. Patrick Sale of $64.4 million, (ii) proceeds from sales of non-core businesses and properties of $4.4 million, (iii) net sales of investments of $2.5 million and (iv) other of $0.6 million. The cash used in discontinued and deconsolidated operations principally reflects the repayment of $31.4 million of C.H. Patrick's long-term debt. The net cash provided by financing activities reflects proceeds of $314.8 million from issuances of long-term debt including $300.0 million of term loan borrowings principally used to finance the Snapple Acquisition and to refinance the debt of Mistic under a new $380.0 million credit agreement (see below), partially offset by (i) long-term debt repayments of $79.0 million, including $70.9 million of Mistic's debt refinanced (ii) payment of deferred financing costs of $11.5 million, including $11.4 million in connection with the new $380.0 million credit agreement and (iii) $14.1 million of distributions paid on the common units in the Partnership. The net cash provided by operating activities principally reflects non-cash charges of $59.2 million principally for depreciation and amortization of $44.3 million and provision for acquisition related costs, net of payments, of $24.9 million less the reclassification of income from discontinued operations to "Net cash used in discontinued operations" of $20.7 million, the net loss of $3.6 million and cash used by changes in operating assets and liabilities of $1.6 million. The cash used by changes in operating assets and liabilities of $1.6 million reflects a decrease in accounts payable and accrued expenses of $31.4 million primarily due to the paydown of payables and accruals subsequent to the RTM Sale and C&C Sale which related to those sold operations and a decrease in the propane segment's payables (exclusive of the effect of the Deconsolidation, as discussed below) resulting from lower propane costs and timing of payments, partially offset by
(i) a decrease in receivables of $17.4 million mainly due to a decrease in the propane segment's receivables due to the effect of lower selling prices and improved collections and a decrease in receivables of Snapple since its acquisition in May 1997 due to seasonally lower sales volume during the winter months, (ii) a decrease in inventories of $5.8 million due to the seasonally lower requirements of Snapple and reduced quantities and unit costs of propane inventories at December 28, 1997 and (iii) a decrease in prepaid expenses and other current assets of $6.6 million principally associated with the write-off of promotional materials of the beverage segment, prepaid rent no longer applicable as a result of the RTM Sale and the release of restricted cash. The Company expects continued positive cash flows from operations during 1998.

     Working capital (current assets less current liabilities) was $130.1 million at December 28, 1997, reflecting a current ratio (current assets divided by current liabilities) of 1.6:1. Such amount represents a decrease in working capital of $65.1 million from December 31, 1996 reflecting (i) the $30.3 million decrease in cash and short-term investments discussed above, (ii) a $22.8 million net decrease in working capital associated with the provision for acquisition related costs, net of payments, (iii) $7.2 million associated with the Deconsolidation and (iv) other of $4.8 million which is net of $1.6 million of net increases in working capital from changes in operating assets and liabilities described above. The effects on working capital of business acquisitions and dispositions were mostly offsetting.

     In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so. As described below, during 1997 the Company acquired Snapple for $311.9 million and Cable Car in exchange for Triarc class A common stock (the"Class A Common Stock"). In addition, the propane segment acquired six propane distributors for an aggregate of $9.2 million including cash of $8.5 million.

     On May 22, 1997 the Company acquired Snapple, a producer and seller of premium beverages, from Quaker for $311.9 million consisting of cash of $300.1 million, $9.3 million of fees and expenses and $2.5 million of deferred purchase price. The purchase price for the Snapple Acquisition was funded from (i) $75.0 million of cash and cash equivalents on hand and contributed by Triarc to Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic, and (ii) $250.0 million of borrowings by Snapple on May 22, 1997 under a $380.0 million credit agreement, as amended (the "Credit Agreement"), entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers").

     On November 25, 1997 the Company acquired Cable Car, a marketer of premium soft drinks in the United States and Canada, primarily under the Stewart's (R) brand. The cost of the Stewart's Acquisition was $40.8 million consisting of (i) the $37.4 million value as of November 25, 1997 of 1,566,858 shares of Class A Common Stock issued in exchange for all of the outstanding stock of Cable Car,
(ii) the $2.8 million value as of November 25, 1997 of 154,931 stock options issued in exchange for all of the outstanding stock options of Cable Car and
(iii) $0.6 million of expenses.

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

     On May 5, 1997 certain subsidiaries of the Company sold to RTM all of the 355 company-owned Arby's restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $3.5 million (including $2.1 million of post-closing adjustments) and the assumption by RTM of mortgage and equipment notes payable to FFCA Mortgage Corporation ("FFCA") of $54.7 million (the "FFCA Borrowings") and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales.

     As a result of the RTM Sale, the Company's remaining restaurant operations are exclusively franchising. The restaurant segment, without the operation of the company-owned restaurants, has begun to experience and will continue to benefit from improved cash flow as a result of (i) substantially reduced capital expenditures, (ii) higher royalty fees as a result of the aforementioned royalties relating to the restaurants sold to RTM and (iii) the reduction of operating costs, a process begun in the second quarter and whose full year effect should be realized in 1998.

     On December 23, 1997 the Company sold the stock of C.H. Patrick, its dyes and specialty chemicals subsidiary, to The B.F. Goodrich Company for $64.4 million in cash, net of estimated post-closing adjustments of $3.9 million and expenses of $3.7 million. The Company used a portion of such proceeds to repay all of the outstanding long-term debt of C.H. Patrick ($31.4 million) and accrued interest thereon ($0.6 million).

     The Credit Agreement consists of (i) a $300.0 million term facility of which $225.0 million and $75.0 million of loans (the "Term Loans") were borrowed by Snapple and Mistic, respectively, at the Snapple Acquisition date ($222.4 million and $74.1 million, respectively, outstanding at December 28, 1997) and
(ii) an $80.0 million revolving credit line (the "Revolving Credit Line") which provides for revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which $25.0 million and $5.0 million were borrowed on the Snapple Acquisition date by Snapple and Mistic, respectively. The Revolving Loans were repaid prior to December 28, 1997 and no Revolving Loans were outstanding at December 28, 1997. The aggregate $250.0 million borrowed by Snapple was principally used to fund a portion of the purchase price for Snapple. The aggregate $80.0 million borrowed by Mistic was principally used to repay all of the $70.9 million then outstanding borrowings under Mistic's former bank credit facility plus accrued interest thereon. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. As of December 28, 1997, there was $32.5 million of borrowing availability under the revolving credit line in accordance with limitations due to such borrowing base. The Term Loans are due $9.5 million in 1998, $14.5 million in 1999, $19.5 million in 2000, $24.5 million in 2001, $27.0 million in 2002, $61.0 million in 2003, $94.0 million in 2004 and $46.5 million in 2005 and any Revolving Loans would be due in full in June 2003. The Borrowers must also make mandatory prepayments in an amount, if any, equal to 75% of excess cash flow, as defined. Under the definition of excess cash flow as of December 28, 1997, the Borrowers would have been obligated to make a mandatory prepayment in 1998 of $25.6 million plus an additional $15.9 million in 1998 attributable to those acqusition related costs which affect the working capital component of the excess cash flow calculation. However, on March 25, 1998 the Borrowers obtained an amendment to the Credit Agreement dated March 23, 1998 revising the definition of excess cash flow for the period May 22, 1997 through December 28, 1997 resulting in a reduction of the required prepayment to $2.8 million. Accordingly, the $2.8 million the Company is required to pay has been classified as current portion of long-term debt in the accompanying consolidated balance sheet at December 28, 1997 and the remaining $38.7 million that would have been required to be prepaid under the prior definition of excess cash flow has been classified as non-current long-term debt.

     The $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date.

     The Company has $3.8 million and $0.5 million, respectively, as of December 28, 1997 of remaining FFCA mortgage notes and equipment notes after the assumption of the FFCA Borrowings. Such mortgage and equipment notes are repayable in equal monthly installments, including interest, over twenty years and seven years, through 2016 and 2003, respectively. Amounts due under these notes in 1998 aggregate $0.7 million consisting of $0.6 million to be assumed by RTM (and offset against a receivable from RTM for an equal amount) and $0.1 million to be paid in cash.

     The Company has a $40.7 million loan due to the Partnership (the "Partnership Loan") which is due in annual installments of approximately $5.1 million commencing 2003 through 2010 and, accordingly, does not require any principal payments in 1998. The Partnership Loan is included in the Company's long-term debt as of December 28, 1997 as a result of the Deconsolidation.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash, short-term investments and the assets of Cable Car are pledged as security. In addition, obligations under (i) the 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG"), (ii) the $125.0 million of 8.54% first mortgage notes due June 30, 2010 of the Partnership and $20.5 million outstanding under a $55.0 million bank credit facility (the "Propane Bank Credit Facility") maintained by National Propane, L.P. (the "Operating Partnership"), a subpartnership of the Partnership, have been guaranteed by National Propane, a general partner of the Partnership and (iii) borrowings under loan agreements with FFCA (the "FFCA Loan Agreements") including (a) the FFCA Borrowings (approximately $53.1 million outstanding as of December 28, 1997) and (b) $4.3 million of debt retained by the Company, have been guaranteed by Triarc. As collateral for the guarantees, all of the stock of Royal Crown and TRG is pledged as well as National Propane's 2% unsubordinated general partner interest (see below). Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic and TBHC is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Loan (see below).

     Consolidated capital expenditures amounted to $13.9 million in 1997, including $7.8 million attributable to the propane segment. The Company expects that capital expenditures will approximate $8.8 million during 1998, exclusive of those of the propane segment which will not be consolidated in 1998 (see below) and $4.6 million RCAC was required to reinvest in core business assets pursuant to the indenture pursuant to which the 9 3/4% Senior Notes were issued (the "Senior Note Indenture") as a result of the C&C Sale and certain other asset disposals. In addition to capital expenditures, the Company completed its purchases of two ownership interests in corporate aircraft in the first quarter of 1998 for $3.6 million. As of December 28, 1997 there were no outstanding commitments for such estimated capital expenditures other than the $4.6 million reinvestment requirement made in January 1998.

     The Company, through its ownership of Snapple, owned 50% of Rhode Island Beverage Packing Company, L.P. ("RIB"). Snapple and Quaker were defendants in a breach of contract case filed in April 1997 by RIB, prior to the Snapple Acquisition (the "RIB Matter"). The RIB Matter was settled in February 1998 and in accordance therewith, among other things, Snapple paid RIB $8.2 million. Such amount was fully provided for as of December 28, 1997.

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and the IRS has issued notices of proposed adjustments increasing taxable income by approximately $145.0 million. The Company has resolved approximately $102.0 million of such proposed adjustments and, in connection therewith, the Company paid $5.3 million, including interest, during the fourth quarter of 1997 and subsequent to December 28, 1997 paid an additional $8.1 million, including interest. The Company intends to contest the unresolved adjustments of approximately $43.0 million, the tax effect of which has not yet been determined, at the appellate division of the IRS and accordingly, the amount of any payments required as a result thereof cannot presently be determined.

     On February 9, 1998 the Company sold zero coupon convertible subordinated debentures (the "Debentures") with a principal amount at maturity of $360.0 million to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers", which are due 2018 without any amortization of the principal amount required prior thereto. The Debentures were issued at a discount of 72.177% from principal and resulted in proceeds to the Company of $100.2 million, before placement fees of $3.0 million and other related fees and expenses. The net proceeds from the sale of Debentures were used to purchase 1,000,000 treasury shares (see below) and the remainder will be used by Triarc for general corporate purposes, which may include working capital requirements, repayment or refinancing of indebtedness, acquisitions and investments. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion of all of the Debentures into Class A Common Stock would result in the issuance of 3,407,000 shares of Class A Common Stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission no later than May 10, 1998 to register the Debentures and the Class A Common Stock issuable upon any conversion of the Debentures. Outstanding Debentures will not affect basic earnings per share but will increase the number of shares utilized to calculate diluted earnings per share in periods with net income.

     Under a program originally announced in October 1997 and amended in March 1998, the Company is currently authorized, when and if market conditions warrant, to repurchase until November 1998, up to $30.0 million of its Class A Common Stock. During 1997 the Company had repurchased 67,200 shares of its Class A Common Stock at an aggregate cost of $1.6 million and, subsequent to December 28, 1997, repurchased in January 1998 an additional 71,500 shares of its Class A Common Stock at an aggregate cost of $1.9 million under this program. There can be no assurance that the Company will repurchase the full $30.0 million of its Class A Common Stock authorized under this program. In addition to this program, subsequent to December 28, 1997 the Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of Class A Common Stock for an aggregate price of $25.6 million from Morgan Stanley.

     The Company received quarterly distributions on the Subordinated Units (the "Subordinated Distributions") from the Partnership and quarterly distributions on the Unsubordinated General Partners' Interests (the "General Partner Distributions") of $9.5 million and $1.0 million, respectively, in 1997. The Company also received Subordinated Distributions and General Partner Distributions of $2.4 million and $0.2 million, respectively, in February 1998 with respect to the fourth quarter of 1997. However, the Company has agreed to forego any additional Subordinated Distributions in order to facilitate the Partnership's compliance with a covenant restriction contained in its bank facility agreement. Accordingly, the Company does not expect to receive any additional Subordinated Distributions for the remainder of 1998. Such Subordinated Distributions will be resumed when their payment will not impact compliance with such covenant. General Partner Distributions are expected to continue and should amount to $0.7 million for the remainder of 1998. Accordingly, aggregate Subordinated Distributions and General Partner
Distributions will be limited to $3.3 million in 1998, including the $2.6 million received in February 1998.

     As of December 28, 1997, the Company's cash requirements, exclusive of operating cash flow requirements, for 1998 consist principally of (i) the $25.6 million used to repurchase 1,000,000 shares of treasury stock from Morgan
Stanley, (ii) capital expenditures, including expenditures for ownership interests in corporate aircraft, of approximately $17.0 million, (iii) debt principal payments currently aggregating $13.6 million (including $9.5 million of scheduled repayments under the Term Loans, the $2.8 million accelerated payment discussed above and $0.1 million under the FFCA Loan Agreements), (iv) the $8.2 million payment for the RIB settlement, (v) the Federal income tax payment of $8.1 million made subsequent to December 28, 1997 resulting from the IRS examination of the Company's 1989 through 1992 income tax returns and additional payments, if any, related to the $43.0 million of proposed adjustments from such examination being contested and (vi) the cost of business acquisitions and additional treasury stock repurchases, if any. The Company anticipates meeting all of such requirements through existing cash and cash equivalents and short-term investments (aggregating $175.6 million as of December 28, 1997), cash flows from operations, net proceeds from the February 1998 sale of Debentures and availability under the Revolving Credit Line.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash and cash equivalents and short-term investments (aggregating $114.7 million as of December 28, 1997), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under tax-sharing agreements with certain subsidiaries.

     Triarc's principal subsidiaries, other than Cable Car, CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1998 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership principally quarterly Subordinated Distributions and General Partner Distributions (aggregating $10.5 million for 1997) from the Partnership (see above for restrictions on paying Subordinated Distributions in 1998). While there are no restrictions applicable to CFC Holdings, CFC Holdings is dependent upon cash flows from RCAC to pay dividends and, as of December 28, 1997, RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

     Triarc's operating activities provided $44.4 million of cash flows in 1997 principally due to $54.5 million of dividends from subsidiaries. Included in those dividends are a nonrecurring $40.0 million dividend from C.H. Patrick and $10.5 million representing dividends from subsidiaries provided by the pass-through of Subordinated Distributions and General Partner Distributions. As set forth above Triarc has received $2.4 million and $0.2 million of
Subordinated Distributions and General Partner Distributions, respectively, in February 1998 but does not anticipate any additional Subordinated Distributions for the remainder of 1998. However, Triarc anticipates higher investment income in 1998 from its securities portfolio as a result of the investment of the net proceeds from the sale of the Debentures less the $25.6 million utilized for the repurchase of the 1,000,000 shares of treasury stock. As a result of the net effect of the nonrecurring dividends from subsidiaries and the higher investment income, Triarc does not expect its significant cash flows from operations to recur in 1998 but anticipates operating cash flows to be approximately break-even.

     Triarc's indebtedness to subsidiaries as of December 28, 1997 decreased $38.6 million to $33.8 million compared with $72.4 million as of December 31, 1996. Such decrease is a result of excluding the $40.7 million Partnership Loan from indebtedness of subsidiaries as of December 28, 1997 as a result of the Deconsolidation. Such indebtedness consists of a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note"), a $2.0 million demand note to a subsidiary of RCAC and a $1.8 million note due to Chesapeake Insurance Company Limited ("Chesapeake
Insurance"), a wholly-owned subsidiary of the Company. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane equal to such cash interest. Triarc must pay $0.5 million of principal on the note due to Chesapeake Insurance during 1998; Triarc's other intercompany indebtedness requires no principal payments during 1998, assuming no demand is made under the $30 Million Note, and none is anticipated, or the $2.0 million note payable to a subsidiary of RCAC.

     Triarc's principal cash requirements for 1998 are (i) payments of general corporate expenses, (ii) interest due on the Partnership Loan, (iii) the $25.6 million repurchase of 1,000,000 shares of treasury stock from Morgan Stanley,
(iv) the previously discussed Federal income tax payment of $8.1 million made subsequent to December 28, 1997 resulting from the IRS examination of the Company's 1989 through 1992 income tax returns and additional payments, if any, related to the $43.0 million of proposed adjustments from such examination being contested, (v) the $4.1 million of capital expenditures and expenditures for ownership interests in corporate aircraft and (vi) the cost of business acquisitions and additional treasury stock repurchases, if any. Triarc expects to be able to meet all of its cash requirements as discussed above for 1998 through its cash and cash equivalents and short-term investments ($114.7 million as of December 28, 1997) and the $97.2 million of net proceeds from the February 1998 sale of the Debentures.

LEGAL AND ENVIRONMENTAL MATTERS

     The Company is involved in litigation, claims and environmental matters incidental to its business. The Company has reserves for such legal and environmental matters aggregating approximately $10.3 million as of December 28, 1997. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

YEAR 2000

     The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. An assessment of the readiness of third party entities with which the Company has relationships, such as its suppliers, customers and payroll processor and others, is ongoing. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Company, require remediation. The Company currently estimates it will complete the required remediation by the end of the first half of 1999. The current estimated cost of such remediation is approximately $2.0 million, including computer software costs. Such costs, other than software, will be expensed as incurred.

INFLATION AND CHANGING PRICES

     Management believes that inflation did not have a significant effect on gross margins during 1995, 1996 and 1997, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1997 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in the stockholders' equity during a period exclusive of stockholder investments and distributions to stockholders. For the Company, in addition to net income (loss), comprehensive income includes changes in net unrealized gains (losses) on "available-for-sale" marketable securities, unearned compensation and currency translation adjustment. In June 1997 the FASB also issued SFAS No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires disclosure in the Company's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 130 and SFAS 131 are effective for the Company's fiscal year beginning December 29, 1997 (exclusive of the quarterly segment data under SFAS 131 which is effective the following fiscal year) and require comparative information for earlier periods presented. The application of the provisions of both SFAS 130 and SFAS 131 will require an additional financial statement and may result in changes to segment disclosures but will not have any effect on the Company's reported consolidated financial position and results of operations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE

Independent Auditors' Report......................................
Consolidated Balance Sheets as of December 31, 1996
   and December 28, 1997..........................................
Consolidated Statements of Operations for the years
   ended December 31, 1995 and 1996 and the fiscal
   year ended December 28, 1997...................................
Consolidated Statements of Additional Capital for
   the years ended December 31, 1995 and 1996 and the
   fiscal year ended December 28, 1997............................
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1996 and the fiscal year ended
  December 28, 1997...............................................
Notes to Consolidated Financial Statements........................


                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


         We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 31, 1996, and the related consolidated statements of operations, additional capital, and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 1997 and December 31, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.


                                        DELOITTE & TOUCHE LLP

New York, New York
March 10, 1998
(March 25, 1998 as to Note 8)



                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                            December 31,  December 28,
                                                                               1996         1997
                                                                               ----         ----
                                                                                 (IN THOUSANDS)
                                     ASSETS
Current assets:
   Cash and cash equivalents ($139,573,000 and $122,131,000)................$ 154,190   $  129,480
   Short-term investments  (Note 5).........................................   51,711       46,165
   Receivables, net (Note 6)................................................   70,963       77,882
   Inventories (Note 6).....................................................   39,585       57,394
   Assets held for sale (Note 3)............................................   71,116           --
   Deferred income tax benefit (Note 10)....................................   16,084       38,120
   Prepaid expenses and other current assets................................   16,068        6,718
   Net current assets of discontinued operations (Note 17)..................   16,304          --
                                                                            ---------   ----------
        Total current assets................................................  436,021      355,759
Investments (Note 7)........................................................      500       31,449
Properties, net (Note 6)....................................................   98,968       33,833
Unamortized costs in excess of net assets of acquired companies (Note 6)....  200,841      279,225
Trademarks (Note 6).........................................................   57,257      269,201
Deferred costs and other assets (Note 6)....................................   38,198       35,406
                                                                            ---------   ----------
                                                                            $ 831,785   $1,004,873
                                                                            =========   ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (Notes 8 and 9)........................$  91,067   $   14,182
   Accounts payable ........................................................   50,431       63,237
   Accrued expenses (Note 6)................................................   99,348      148,254
                                                                            ---------   ----------
        Total current liabilities...........................................  240,846      225,673
Long-term debt (Notes 8 and 9)..............................................  469,154      604,830
Deferred income taxes (Note 10).............................................   35,943       92,577
Deferred income and other liabilities.......................................   28,444       37,805
Minority interests (Note 3).................................................   33,724          --
Net non-current liabilities of discontinued operations (Note 17)............   16,909          --
Commitments and contingencies (Notes 10, 19, 20 and 21)
Stockholders' equity (Note 11):
   Class A common stock, $.10 par value; authorized 100,000,000 shares,
         issued 27,983,805 and 29,550,663 shares ...........................    2,798        2,955
   Class B common stock, $.10 par value; authorized 25,000,000 shares,
         issued 5,997,622 shares............................................      600          600
   Additional paid-in capital...............................................  161,170      204,291
   Accumulated deficit...................................................... (111,824)    (115,440)
   Less Class A common stock held in treasury at cost; 4,097,606 and
         3,951,265 shares...................................................  (46,273)     (45,456)
   Other....................................................................      294       (2,962)
                                                                            ---------   ----------
         Total stockholders' equity ........................................    6,765       43,988
                                                                            ---------   ----------
                                                                            $ 831,785   $1,004,873
                                                                            =========   ==========

                   See accompanying notes to consolidated financial statements.

                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended December  31,    Year Ended
                                                         ------------------------    December 28,
                                                           1995            1996         1997
                                                           ----            ----         ----
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenues:
  Net sales..........................................   $ 1,086,180    $  870,856    $   794,790
  Royalties, franchise fees and other revenues.......        55,831        57,329         66,531
                                                        -----------    ----------    -----------
                                                          1,142,011       928,185        861,321
                                                        -----------    ----------    -----------
Costs and expenses:
  Cost of sales (Note 6).............................       835,367       606,913        471,937
  Advertising, selling and distribution (Note 1).....       127,954       138,088        180,529
  General and administrative.........................       141,247       127,937        143,003
  Reduction in carrying value of long-lived assets
     impaired or to be disposed of (Note 3)..........        14,647        64,300            --
  Facilities relocation and corporate restructuring
     (Note 12).......................................         2,700         8,800          7,075
  Acquisition related (Note 13)......................           --            --          31,815
  Recovery of doubtful accounts from former
     affiliates (Note 22)............................        (3,049)          --             --
                                                        -----------    ----------    -----------
                                                          1,118,866       946,038        834,359
                                                        -----------    ----------    -----------
        Operating profit (loss)......................        23,145       (17,853)        26,962
Interest expense ....................................       (84,126)      (71,025)       (71,648)
Gain (loss) on sale of businesses, net (Note 14).....          (100)       77,000          4,955
Investment income, net (Note 15).....................         2,324         8,069         12,771
Other income (expense), net (Note 16)................        16,781          (126)         3,870
                                                        -----------    ----------    -----------
        Loss from continuing operations before
           income taxes and minority interests.......       (41,976)       (3,935)       (23,090)
Benefit from (provision for) income taxes (Note 10)..         2,543        (7,934)         4,742
Minority interests in income of a consolidated
    subsidiary (Note 3)..............................           --         (1,829)        (2,205)
                                                        -----------    ----------    -----------
        Loss from continuing operations..............       (39,433)      (13,698)       (20,553)
Income from discontinued operations (Note 17)........         2,439         5,213         20,718
                                                        -----------    ----------    -----------
        Income (loss) before extraordinary items.....       (36,994)       (8,485)           165
Extraordinary items (Note 18)........................            --        (5,416)        (3,781)
                                                        -----------    ----------    -----------
        Net loss.....................................   $   (36,994)   $  (13,901)   $    (3,616)
                                                        ===========    ==========    ===========
Loss per share (Note 4):
        Continuing operations........................   $     (1.32)   $     (.46)   $      (.68)
        Discontinued operations......................           .08           .18            .69
        Extraordinary items..........................           --           (.18)          (.13)
                                                        -----------    ----------    -----------
        Net loss.....................................   $     (1.24)   $     (.46)   $      (.12)
                                                        ===========    ==========    ===========


                      See  accompanying  notes to consolidated financial statements

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF ADDITIONAL CAPITAL


                                                                                     YEAR ENDED DECEMBER 31,     YEAR ENDED
                                                                                     ----------------------      DECEMBER 28,
                                                                                      1995             1996         1997
                                                                                      ----             ----         ----
                                                                                                  (IN THOUSANDS)
Additional paid-in capital:
   Balance at beginning of year....................................................$    79,497   $    162,020   $   161,170
   Common stock issued (Note 11):
       Excess of fair value over par value,  net of expenses,  from  issuance of common shares in connection with the Posner Settlement (Note 11) in
         1995 and the Stewart's acquisition in 1997 (Note 3).......................     11,915            --         36,602
       Excess (deficiency) of exercise prices for options or fair value for restricted  stock of shares  issued from  treasury over average cost of treasury shares in connection with:
             Exercises of stock options ...........................................        --              (5)           82
             Grants of restricted stock............................................         (8)           --            --
       Excess of book  value of  redeemable  preferred  stock  over par value of common stock issued upon conversion in connection with the Posner
         Settlement (Note 11)......................................................     71,296            --            --
       Other issuances.............................................................         17              7            41
   Fair value of stock options issued in Cable Car acquisition (Note 3)............        --             --          2,788
   Excess of fair value at date of grant of common shares over the option
       price for stock options granted (forfeited) (Note 11).......................       (588)          (852)        2,413
   Tax benefit from exercises of stock options (Note 11)...........................        --             --            613
   Equity in  excess  of fair  value at date of grant  of  partnership  units of propane subsidiary over the option price for unit options granted
       (Note 11)...................................................................        --             --            582
   Other...........................................................................       (109)           --            --
                                                                                   -----------   ------------   -----------
   Balance at end of year..........................................................$   162,020   $    161,170   $   204,291
                                                                                   ===========   ============   ===========

Accumulated deficit:
   Balance at beginning of year....................................................$   (60,929)  $    (97,923)  $  (111,824)
   Net loss........................................................................    (36,994)       (13,901)       (3,616)
                                                                                   -----------   ------------   -----------
   Balance at end of year..........................................................$   (97,923)  $   (111,824)  $  (115,440)
                                                                                   ===========   ============   ===========

Treasury stock (Note 11):
   Balance at beginning of year....................................................$   (45,473)  $    (45,931)  $   (46,273)
   Purchases of common shares in open market transactions..........................       (489)          (496)       (1,594)
   Issuance of shares from treasury at average cost in connection with:
       Exercises of stock options..................................................        --             113         2,351
       Grants of restricted stock..................................................         76            --            --
   Other...........................................................................        (45)            41            60
                                                                                   -----------   ------------   -----------
   Balance at end of year..........................................................$   (45,931)  $    (46,273)  $   (45,456)
                                                                                   ===========   ============   ===========

Other (Note 11):
   Unearned compensation:
       Balance at beginning of year................................................$    (7,416)  $     (1,013)  $      (305)
       Forfeiture (grant) of below market stock options including equity in
         (grant) of units of propane subsidiary (Note 11)..........................        319            219        (3,270)
       Amortization of below market stock options including equity in
         amortization associated with options of propane subsidiary (Note 11)              761            489         1,592
       Grants of restricted stock..................................................        (68)           --            --
       Amortization of restricted stock (Note 11)..................................      5,281            --            --
       Other.......................................................................        110            --            --
                                                                                   -----------   ------------   -----------
       Balance at end of year......................................................     (1,013)          (305)       (1,983)
                                                                                   -----------   ------------   -----------
   Net unrealized gains (losses) on  "available-for-sale"  marketable securities
     (Note 5):
       Balance at beginning of year ...............................................       (260)            99           599
       Unrealized gains (losses) for the year......................................        359            500        (1,336)
                                                                                   -----------   ------------   -----------
       Balance at end of year......................................................         99            599          (737)
                                                                                   -----------   ------------   -----------
   Currency translation adjustment:
       Balance at beginning of year................................................        --             --            --
       Net change in currency translation adjustment...............................        --             --           (242)
                                                                                   -----------   ------------   -----------
       Balance at end of year......................................................        --             --           (242)
                                                                                   -----------   ------------   -----------
                                                                                   $      (914)  $        294   $    (2,962)
                                                                                   ===========   ============   ===========


                           See  accompanying  notes to consolidated financial statements

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,             YEAR ENDED
                                                                                  ------------------------             DECEMBER 28,
                                                                                   1995                1996                1997
                                                                                   ----                ----                ----
                                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
   Net loss................................................................  $    (36,994)       $     (13,901)     $        (3,616)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Provision for acquisition related costs, net of payments............           --                    --               24,883
       Amortization of costs in excess of net assets of acquired
         companies, trademarks and other amortization......................        17,100               16,237               21,661
       Depreciation and amortization of properties.........................        37,884               29,587               17,658
       Reduction in carrying value of long-lived assets....................        14,647               64,300                  --
       Amortization of original issue discount and deferred
         financing costs ..................................................         7,558                5,733                5,014
       Write-off of deferred financing costs and in 1996 original
         issue discount....................................................           --                12,245                6,178
       Discount from principal on early extinguishment of debt.............           --                (9,237)                 --
       Provision for doubtful accounts.....................................         4,659                5,680                5,003
       Income from discontinued operations.................................        (2,439)              (5,213)             (20,718)
       (Gain) loss on sale of businesses...................................           100              (77,000)              (4,955)
       (Gain) loss on sale of assets, net..................................       (10,261)                  36               (1,051)
       Other, net..........................................................        (1,564)               2,792                5,499
       Changes in operating assets and liabilities:
             Decrease (increase) in receivables............................       (13,636)              (6,290)              17,423
             Decrease (increase) in inventories............................         2,184              (17,562)               5,814
             Decrease in prepaid expenses and other current assets.........         2,094                  786                6,618
             Increase (decrease) in accounts payable and accrued
               expenses ...................................................        (9,087)              22,022              (31,400)
                                                                             ------------        -------------      ---------------
                   Net cash provided by operating activities...............        12,245               30,215               54,011
                                                                             ------------        -------------      ---------------
Cash flows from investing activities:
   Acquisition of Mistic Brands, Inc., net of cash acquired of
     $2,067,000 in 1995 and Snapple Beverage Corp. in 1997.................       (92,257)                  --             (311,915)
   Other business acquisitions, net of cash acquired of $2,409,000
     in 1997...............................................................       (18,947)              (4,018)              (6,721)
   Net proceeds from sale of the dyes and specialty chemicals
     business..............................................................           --                    --               64,410
   Net proceeds from the sale of the textile business .....................           --               236,824                  --
   Proceeds from sales of non-core businesses and properties...............        19,596                2,183                4,370
   Cost of short-term investments purchased ...............................       (27,490)             (64,409)             (54,623)
   Proceeds from short-term investments sold ..............................        29,805               21,598               62,919
   Capital expenditures ...................................................       (68,576)             (29,340)             (13,906)
   Cost of non-current investments ........................................        (6,340)                 --                (5,750)
   Other...................................................................           --                  (376)                 592
                                                                             ------------        -------------      ---------------
                   Net cash provided by (used in) investing
                      activities...........................................      (164,209)             162,462             (260,624)
                                                                             ------------        -------------      ---------------
Cash flows from financing activities:
   Proceeds from long-term debt ...........................................       208,871              129,026              314,762
   Repayments of long-term debt ...........................................       (31,263)            (412,051)             (78,993)
   Restricted cash (from the proceeds of) used to repay
     long-term debt........................................................       (30,000)              30,000                 --
   Distributions paid on propane partnership common units..................           --                (3,309)             (14,073)
   Deferred financing costs................................................        (9,244)              (7,299)             (11,479)
   Net proceeds from sale of partnership units in the propane
     subsidiary ...........................................................           --               124,749                 --
   Other...................................................................        (1,226)                (438)                 (54)
                                                                           --------------       --------------       --------------
                    Net cash provided by (used in) financing
                      activities...........................................        137,138            (139,322)             210,163

Net cash provided by (used in) continuing operations.......................        (14,826)             53,355                3,550
Net cash provided by (used in) discontinued operations.....................         (1,038)             36,788              (23,644)
Decrease in cash due to deconsolidation of propane business................            --                  --                (4,616)
                                                                           ---------------      --------------       --------------
Net increase (decrease) in cash and cash equivalents.......................        (15,864)             90,143              (24,710)
Cash and cash equivalents at beginning of period...........................         79,911              64,047              154,190
                                                                           ---------------      --------------       --------------
Cash and cash equivalents at end of period ................................$        64,047      $      154,190       $      129,480
                                                                           ===============      ==============       ==============

Supplemental  disclosures of cash flow information:
  Cash paid during the period or:
        Interest...........................................................$        73,286      $       66,537       $       63,823
                                                                           ===============      ==============       ==============
        Income taxes, net..................................................$         6,911      $        1,529       $        5,688
                                                                           ===============      ==============       ==============

Supplemental schedule of noncash investing and financing activities:
       Total capital expenditures..........................................$        69,822      $       29,581       $       13,906
       Amounts representing capitalized leases and other
         secured financing.................................................         (1,246)               (241)                --
                                                                           ---------------      --------------       --------------
       Capital expenditures paid in cash...................................$        68,576      $       29,340       $       13,906
                                                                           ===============      ==============       ==============



       Due to their noncash nature, the following transactions are also not reflected in the respective consolidated statements of cash flows:

       On November 25, 1997 Triarc issued 1,566,858 shares of Class A Common Stock in exchange for all of the outstanding stock of Cable Car Beverage Corporation ("Cable Car") and issued 154,931 stock options in exchange for all of the outstanding stock options of Cable Car. See Note 3 to the consolidated financial statements for further discussion of this acquisition.

       Effective December 28, 1997 the Company adopted certain amendments to the partnership agreements of National Propane Partners, L.P. (the "Partnership") and its subpartnership such that the Company no longer has substantive control over the Partnership (see Note 7 to the consolidated financial statements) and, accordingly, deconsolidated the Partnership as of such date (the "Deconsolidation"). The effect of the Deconsolidation is not reflected in the statement of cash flows for the year ended December 28, 1997.

      Pursuant to a settlement agreement, in January 1995 Triarc Companies, Inc. ("Triarc") issued 4,985,722 shares of its Class B Common Stock in exchange for all of its then outstanding redeemable convertible preferred stock owned by an affiliate of Victor Posner, the former Chairman and Chief Executive Officer of a predecessor corporation to Triarc ("Posner"), resulting in a decrease in redeemable preferred stock of $71,794,000 and equal aggregate increases in Class B Common Stock of $498,000 and additional paid-in capital of $71,296,000. Further, an additional 1,011,900 shares of Class B Common Stock valued at $12,016,000 were issued to entities controlled by Posner pursuant to such agreement in settlement of, among other matters, a $12,326,000 previously accrued liability owed to an affiliate of Posner, resulting in a gain of $310,000. See Note 11 to the consolidated financial statements for further discussion.


          See accompanying notes to consolidated financial statements.




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as "Triarc" and, collectively with its subsidiaries, as the "Company") and its principal subsidiaries. The principal subsidiaries of the Company, all wholly-owned as of December 28, 1997, are Triarc Beverage Holdings Corp. ("TBHC" - newly-formed in 1997), CFC Holdings Corp. ("CFC Holdings"), National Propane Corporation ("National Propane"), Cable Car Beverage Corporation ("Cable Car" - acquired November 25, 1997), TXL Corp. ("TXL") and Southeastern Public Service Company ("SEPSCO"). TBHC has as its wholly-owned subsidiaries Snapple Beverage Corp. ("Snapple" - acquired May 22,
1997) and Mistic Brands, Inc. ("Mistic" - acquired August 9, 1995). CFC Holdings has as its wholly-owned subsidiaries Chesapeake Insurance Company Limited ("Chesapeake Insurance") and RC/Arby's Corporation ("RCAC"), and RCAC has as its principal wholly-owned subsidiaries Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG"). Additionally, RCAC has three wholly-owned subsidiaries which, prior to the May 1997 sale of all company-owned restaurants, owned and/or operated Arby's restaurants, consisting of Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company. National Propane and its subsidiary National Propane SGP Inc. ("SGP") own a combined 42.7% interest in National Propane Partners, L.P. (the "Partnership"), a limited partnership organized in 1996 to acquire, own and operate the propane business of National Propane, and a subpartnership. National Propane and SGP are the general partners of the Partnership. The entity representative of both the operations of (i) National Propane prior to a July 2, 1996 conveyance of certain of its assets and liabilities (see Note 3) to a subsidiary partnership of the Partnership and (ii) the Partnership subsequent thereto, is referred to herein as "National". TXL owned C.H. Patrick & Co., Inc. ("C.H. Patrick") prior to its sale on December 23, 1997 and operated the Textile Business (see Note 3) prior to the sale of such business in April 1996. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for a discussion of the acquisitions and dispositions referred to above. See Note 7 for discussion of the deconsolidation (the "Deconsolidation") of the Partnership effective December 28, 1997.

CHANGE IN FISCAL YEAR

       Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997. Such period is referred to herein as "the year ended December 28, 1997" or "1997". December 28, 1997 and December 31, 1996 are referred to herein as "Year-End 1997" and "Year-End 1996", respectively.

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

SHORT-TERM INVESTMENTS

      Short-term   investments   include  marketable   securities  with  readily
determinable fair values and investments in equity securities which are not readily marketable. The Company's marketable securities are classified and accounted for as "available-for-sale" and, as such, are reported at fair market value with resulting net unrealized gains or losses reported as a separate component of stockholders' equity. Investments in equity securities which are not readily marketable are accounted for at cost. The cost of securities sold for all marketable securities is determined using the specific identification method.

INVENTORIES

      The Company's inventories are stated at the lower of cost or market. After the April 1996 sale of the Textile Business and the December 1997 sale of C.H. Patrick (see Note 3), for which the cost of certain inventories was determined on the last-in, first-out ("LIFO") basis, and the Deconsolidation (effective December 28, 1997) of the Partnership for which the cost of inventories is determined on the average cost basis which approximated the first-in, first-out ("FIFO") basis, the cost of the inventories of the remaining businesses of the Company is determined on the FIFO basis.

INVESTMENTS

       The Company's non-current investments include investments in which it has significant influence over the investee ("Equity Investments") and which are accounted for in accordance with the equity method of accounting under which the consolidated results include the Company's share of income or loss of such investees. Investments in investees in which the Company does not have such influence are accounted for at cost. The excess, if any, of the Company's investment in Equity Investments over the underlying equity in net assets of each investee is being amortized on a straight line basis over 35 years. See
Note 7 for further discussion of the Company's non-current investments.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

       Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 8 years for transportation equipment; 3 to 30 years for machinery and equipment; and 15 to 40 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

AMORTIZATION OF INTANGIBLES

      Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight-line basis over 15 to 40 years. Trademarks are being amortized on the straight-line basis over 15 to 35 years. Deferred financing costs and original issue debt discount (in 1995) are being amortized as interest expense over the lives of the respective debt using the interest rate method.

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

Long-Lived Assets

       Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note
3).

DERIVATIVE FINANCIAL INSTRUMENTS

       The Company enters into interest rate cap agreements ("Caps") in order to protect against significant interest rate increases on certain of its floating-rate debt. The costs of such agreements are amortized over the lives of the respective agreements. Such Caps as of December 28, 1997 are at least 2% higher than the current interest rate on the related debt.

       The Company had an interest rate swap agreement (see Note 8) entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt until the agreement's maturity in 1996. The Company calculated the estimated remaining amount to be paid or received under the interest rate swap agreement for the period from the periodic settlement date immediately prior to the financial statement date through the end of the agreement based on the interest rate applicable at the financial statement date and recognized such amount which applied to the period from the last periodic settlement date through the financial statement date as a component of interest expense. Thus the recognition of gain or loss from the interest rate swap agreement was effectively correlated with the underlying debt. A payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, was amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

STOCK-BASED COMPENSATION

       In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock-based compensation and encourages adoption of that method of accounting but permits accounting under the intrinsic value method prescribed by an accounting pronouncement prior to SFAS 123. The Company has elected to continue to measure compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options and restricted stock is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount, if any, an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recognized currently based on the change in the market price of the Company's common stock during each period.

FOREIGN CURRENCY TRANSLATION

       Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the "Currency translation adjustment" component of "Stockholders' equity."

ADVERTISING COSTS

       The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $39,323,000, $39,386,000 and $41,740,000 for 1995, 1996 and
1997, respectively. In addition the Company supports its beverage bottlers and distributors with promotional allowances, a portion of which is utilized for indirect advertising by such bottlers and distributors. Promotional allowances amounted to $61,928,000, $69,342,000 and $98,713,000 for 1995, 1996 and 1997,
respectively.

INCOME TAXES

       The Company files a consolidated Federal income tax return with all of its subsidiaries except Chesapeake Insurance, a foreign corporation. The income of the Partnership, other than that of a corporate subsidiary, is taxable to its partners and not the Partnership and, accordingly, income taxes are provided on the income of the Partnership only to the extent of its ownership by the Company. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

       The Company records sales principally when inventory is shipped or delivered. Prior to the 1996 sale of the Textile Business (see Note 3), the Company also recorded sales to a lesser extent (6% and 2% of consolidated revenues for 1995 and 1996, respectively) on a bill and hold basis. In accordance with such policy, the goods are completed, packaged and ready for shipment; such goods are effectively segregated from inventory which is available for sale; the risks of ownership of the goods have passed to the customer; and such underlying customer orders are supported by written confirmation. Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area developments represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

INSURANCE LOSS RESERVES

       Insurance loss reserves (included within "Deferred income and other liabilities") include reserves for incurred but not reported claims of
$2,469,000  and  $2,839,000  as of December  31,  1996 and  December  28,  1997,
respectively. Such reserves for current and former affiliated company business are based on either actuarial studies using historical loss experience or the Company's calculations when historical loss information is not available. The balance of the reserves for non-affiliated company business were either reported by unaffiliated reinsurers, calculated by the Company or based on claims adjustors' evaluations. Management believes that the reserves are fairly stated. Adjustments to estimates recorded resulting from subsequent actuarial evaluations or ultimate payments are reflected in the operations of the periods in which such adjustments become known. The Company has not insured or reinsured any risks since October 1, 1993.

RECLASSIFICATIONS

       Certain  amounts  included  in the prior  years'  consolidated  financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

(2)    SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

       The Company is predominantly a holding company which is engaged in three lines of business (each with the indicated percentage of the Company's consolidated revenues for the year ended December 28, 1997): beverages (65%), restaurants (16%), and propane (19%). Prior to the sales of C.H. Patrick and the Textile Business (see next paragraph), the Company had operations in the textile business.

       The beverage segment produces and sells a broad selection of concentrates and, to a much lesser extent, carbonated beverages under the principal brand names RC Cola(R), Diet RC Cola(R), Diet Rite Cola(R), Diet Rite(R) flavors, Nehi(R), Upper 10(R) and Kick(R) and premium beverages and/or ready-to-drink iced teas under the principal brand names Snapple(R), Mistic(R), Royal Mistic(R), Mistic Rain Forest(R), Mistic Fruit Blast(R) and Stewart's(R). The restaurant segment franchises Arby's quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. Prior to the May 1997 sale of all company-owned restaurants, the Company also operated Arby's(R) restaurants (see Note 3). The propane segment is engaged primarily in the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and resellers. The propane segment also markets propane-related supplies and equipment including home and commercial appliances. Effective December 28, 1997 the Company no longer consolidates the Partnership (see Note 7). Prior to the December 1997 sale of C.H. Patrick, the textile segment produced and marketed dyes and specialty chemicals primarily for the textile industry and, prior to the 1996 sale of the Textile Business (see Note 3), the textile segment also manufactured, dyed and finished cotton, synthetic and blended (cotton and polyester) apparel fabrics principally for (i) utility wear and (ii) sportswear, casual wear and outerwear. The aforementioned sale of C.H. Patrick was accounted for as a discontinued operation (see Note 17) and, as such, the revenues, costs and expenses of C.H. Patrick are reported as "Income from discontinued operations" and the assets and liabilities are reported as "Net current assets of discontinued operations" and "Net non-current liabilities of discontinued operations" in the accompanying consolidated financial statements. The Company's operations principally are throughout the United States.

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

SIGNIFICANT ESTIMATES

       The Company's significant estimates are for costs related to (i) insurance loss reserves (see Note 1) and (ii) provisions for examinations of its income tax returns by the Internal Revenue Service ("IRS") (see Note 10).

CERTAIN RISK CONCENTRATIONS

       The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of raw materials is somewhat mitigated due to the diversification of its businesses. Although beverages accounted for 65% of revenues in 1997, the Company believes that the risks from concentrations within such segment are mitigated for several reasons. No customer of the beverage segment accounted for more than 3% of consolidated revenues in 1997. While the beverage segment has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers, the Company believes that, if necessary, adequate raw materials can be obtained from alternate sources. The beverage segment product offerings are varied, including fruit flavored beverages, iced teas, lemonades, carbonated sodas, 100% fruit juices, nectars and sweetened seltzers. Risk of geographical concentration for all of the Company's businesses is also minimized since each of such businesses generally operates throughout the United States with minimal foreign exposure.

(3)    BUSINESS ACQUISITIONS AND DISPOSITIONS

1997 TRANSACTIONS

Acquisition of Snapple

      On May 22, 1997 Triarc acquired (the "Snapple Acquisition") Snapple, a producer and seller of premium beverages, from The Quaker Oats Company ("Quaker") for $311,915,000 consisting of cash of $300,126,000 (including $126,000 of post-closing adjustments), $9,260,000 of fees and expenses and $2,529,000 of deferred purchase price. The purchase price for the Snapple Acquisition was funded from (i) $75,000,000 of cash and cash equivalents on hand which was contributed by Triarc to TBHC, and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement, as amended (the
"Credit Agreement" - see Note 8), entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers").

      The Snapple Acquisition was accounted for in accordance with the purchase method of accounting. See below under "Purchase Price Allocations of Acquisitions" for the allocation of the $311,915,000 purchase price of Snapple to the Snapple balance sheet as of May 22, 1997.

      The results of operations of Snapple from the May 22, 1997 date of the Snapple Acquisition through December 28, 1997 have been included in the accompanying consolidated statements of operations. See below under "Pro Forma Operating Data" for the unaudited supplemental pro forma condensed consolidated summary operating data of the Company (the "Pro Forma Data") (a) for the year ended December 28, 1997 giving effect to (i) the Snapple Acquisition and related transactions, (ii) the RTM Sale (see below) and (iii) the Stewart's Acquisition (see below) and the C&C Sale (see below) combined and (b) for the year ended December 31, 1996 giving effect to the Graniteville Sale (see below) and the Propane Sale (see below) combined as well as the above transactions reflected in the 1997 pro forma information.

Stewart's Acquisition

      On November 25, 1997 the Company acquired (the "Stewart's Acquisition") Cable Car, a marketer of premium soft drinks in the United States and Canada, primarily under the Stewart's(R) brand. Pursuant to the Stewart's Acquisition, Triarc issued 1,566,858 shares of its class A common stock (the "Class A Common Stock") with a value of $37,409,000 as of November 25, 1997 based on the closing price of the Class A Common Stock on such date of $23.875 per share, in exchange for all of the outstanding stock of Cable Car. Triarc also issued 154,931 stock options (see Note 11) with a value of $2,788,000 as of November 25, 1997, in exchange for all of the outstanding stock options of Cable Car. Such issuances represented 0.1722 shares of Class A Common Stock or Triarc stock options for each outstanding Cable Car share or stock option as of November 25, 1997. The Company incurred $1,300,000 of expenses related to the Stewart's Acquisition, of which $650,000 was attributable to the registration of the 1,566,858 shares of Class A Common Stock under the Securities Act of 1933 and, accordingly, was charged to "Additional paid-in capital."

      The Stewart's Acquisition was accounted for in accordance with the purchase method of accounting. See below under "Purchase Price Allocations of Acquisitions" for the allocation of the $40,847,000 purchase price of Cable Car to the Cable Car balance sheet as of November 25, 1997. See below under "Pro Forma Operating Data" for the Pro Forma Data giving effect to, among other transactions, the Stewart's Acquisition.

Sale of Restaurants

     On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 (including $2,092,000 of post-closing adjustments) and the assumption by RTM of an aggregate $54,682,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales effective May 5, 1997. In 1997 the Company recorded a $4,089,000 loss on the sale included in "Gain (loss) on sale of businesses, net" (see Note 14) (i) which includes a $1,457,000 provision for the fair value of the Company's effective guarantee of future lease commitments and debt repayments assumed by RTM for which it remains contingently liable if the payments are not made by RTM and (ii) is exclusive of an extraordinary charge in connection with the early extinguishment of debt (see Note 18). The results of operations of the sold restaurants have been included in the accompanying consolidated statements of operations until the May 5, 1997 date of sale. Following the RTM sale the Company continues as the franchisor of the more than 3,000 store Arby's system. See below under "Pro Forma Operating Data" for the Pro Forma Data giving effect to, among other transactions, the RTM Sale.

      In 1996 the Company recorded a $58,900,000 charge included in "Reduction in carrying value of long-lived assets impaired or to be disposed of" to (i) reduce the carrying value of the long-lived assets to be sold (reported as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1996) by $46,000,000 to estimated fair value consisting of adjustments to "Properties, net" of $36,343,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of approximately $12,900,000, principally reflecting the present value of certain equipment operating lease obligations which would not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the February 1997 agreement for the RTM Sale including the then anticipated sales price. During 1996 the operations of the restaurants to be disposed of had net sales of $231,041,000 and a pretax loss of $3,897,000. Such loss reflected $10,071,000 of allocated general and administrative expenses and $8,692,000 of interest expense related to the mortgage and equipment notes and capitalized lease obligations directly related to the operations of the restaurants sold to RTM.

      In 1995 the Company recorded a provision of $14,647,000 in its restaurant segment consisting of a $12,019,000 reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed. Such provision reduced "Properties, net" by $12,425,000, "Unamortized costs in excess of net assets of acquired companies" by $1,260,000 and "Deferred costs and other assets" by $962,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed as of December 31, 1995 resulted in a pretax loss of $806,000 for the year ended December 31, 1995.

C&C Sale

      On July 18, 1997 the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco") for $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i) $2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and (ii) $284,000 relating to future technical services to be performed for Kelco by the Company, both under the contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pretax gain of $2,796,000 which, commencing in the third quarter of 1997, is being recognized pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco Note is not yet fully assured. Accordingly, a gain of $576,000 was recognized in "Gain (loss) on sale of businesses, net" (see Note
14) in the accompanying consolidated statement of operations for the year ended December 28, 1997. See below under "Pro Forma Operating Data" for the Pro Forma Data giving effect to, among other transactions, the C&C Sale.

Sale of C.H. Patrick

      On December 23, 1997 the Company sold (the "C.H. Patrick Sale") the stock of C.H. Patrick to The B.F. Goodrich Company for $68,114,000 in cash, net of $3,886,000 of estimated post-closing adjustments. As a result of the C.H.
Patrick Sale, the results of C.H. Patrick, which represent the remaining operations of the Company's textile segment, have been reclassified in the accompanying financial statements as discontinued operations (see further discussion in Note 17). Accordingly, pro forma information reflecting the C.H.
Patrick Sale is not applicable. Included in "Income from discontinued operations" for the year ended December 28, 1997 is a $19,509,000 gain on the C.H. Patrick Sale, net of $3,703,000 of related fees and expenses and $13,768,000 of provision for income taxes. Such gain is exclusive of an extraordinary charge in connection with the early extinguishment of debt (see
Note 18) and reflects the write-off of $2,718,000 of Goodwill which has no tax benefit. The Company used a portion of the proceeds of the C.H. Patrick Sale to repay all of the outstanding long-term debt of C.H. Patrick and accrued interest thereon, aggregating $32,025,000. See below under "Pro Forma Operating Data" for the Pro Forma Data giving effect to, among other transactions, the C.H. Patrick Sale.

Cancellation of Spinoff Transactions

      In October 1996 the Company had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (then operated through Mistic and RCAC) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 the Company announced it would not proceed with the Spinoff Transactions as a result of the Snapple Acquisition and other issues.

1996 TRANSACTIONS

Sale of Textile Business

      On April 29, 1996 the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemicals business of C.H. Patrick (see Sale of C.H. Patrick above) and certain other excluded assets and liabilities (the "Textile Business") to Avondale Mills, Inc. ("Avondale") for $236,824,000 in cash, net of expenses of $8,437,000 and post-closing adjustments of $12,250,000. Avondale assumed all liabilities relating to the Textile Business other than income taxes, long-term debt of $191,438,000 which was repaid at the closing and certain other specified liabilities.  As a result of the  Graniteville  Sale,  the  Company  recorded  a pretax loss in 1996 of $4,500,000 included in "Gain (loss) on sale of businesses, net" (see Note 14) (including an $8,367,000 write-off of unamortized Goodwill which has no tax benefit) and an income tax provision of $1,500,000 resulting in an after-tax loss of $6,000,000 exclusive of an extraordinary charge in connection with the early extinguishment of debt (see Note 18). The results of operations of the Textile Business have been included in the accompanying consolidated statements of operations through April 29, 1996. See below under "Pro Forma Operating Data" for Pro Forma Data for the year ended December 31, 1996 giving effect to, among other transactions, the sale of the Textile Business.

Sale of Propane Business

      In July 1996 the Partnership consummated an initial public offering (the "IPO") and in November 1996 a subsequent private placement (the "Private Placement" and together with the IPO the "Offerings" or the "Propane Sale") of units in the Partnership. The Offerings comprised an aggregate 6,701,550 common units representing limited partner interests (the "Common Units"), representing an approximate 57.3% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $124,749,000 net of $15,984,000 of underwriting discounts and commissions and other expenses related to the Offerings. The sales of the Common Units resulted in a pretax gain to the Company in 1996 of $85,175,000 (see Note 14) and a provision for income taxes of $33,163,000.

      Concurrently with the IPO, the Partnership issued to National Propane 4,533,638 subordinated units (the "Subordinated Units"), representing an approximate 38.7% subordinated general partner interest in the Partnership (after giving effect to the Private Placement). In addition, National Propane and a subsidiary (the "General Partners") hold a combined aggregate 4.0% unsubordinated general partner interest (the "Unsubordinated General Partners' Interest") in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership" and, together with the Partnership, the "Partnerships"). In connection therewith, National Propane transferred (the "Operating Partnership Transfer") substantially all of its propane-related assets and liabilities (principally all assets and liabilities other than a receivable from Triarc, deferred financing costs and net income tax liabilities amounting to $81,392,000, $4,127,000 and $21,615,000, respectively), aggregating net liabilities of $88,222,000, to the Operating Partnership. The $36,527,000 excess of the aggregate net proceeds from the sales of the Common Units of $124,749,000 over the $88,222,000 of aggregate net liabilities contributed to the Operating Partnership less (i) $1,323,000 of 1996 Partnership distributions to the General Partners over the General Partners' interest in the net income of the Partnership, included in the $85,175,000 pretax gain noted above and (ii) $3,309,000 of 1996 distributions relating to the Common Units, plus the $1,829,000 minority interest in 1996 (see below), was recorded as "Minority interest" in the accompanying consolidated balance sheets at December 31, 1996. In accordance with amendments to the partnership agreements of the Partnerships effective December 28, 1997 (see further discussion in Note 7), the Company no longer has substantive control over the Partnership to the point where it now exercises only significant influence and, accordingly, no longer consolidates the Partnership. As a result there is no minority interest liability at December 28, 1997. In 1997 the Company recognized $8,468,000 of deferred pretax gain on the sale of the Common Units, reflecting the 1997 Partnership distributions to the General Partners in excess of the General Partners' interest in the net income of the Partnership and a provision for income taxes of $3,048,000. Such gain is included in "Gain (loss) on sale of businesses, net" (see Note 14).

      To the extent the Partnership has net positive cash flows, it must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partners' Interest within 45 days after the end of each fiscal quarter. Commencing with the fourth quarter of 1996, the Partnership paid quarterly distributions of $0.525 per Common and Subordinated Unit with a proportionate amount for the Unsubordinated General Partners' Interest, or an aggregate $5,924,000 and $24,572,000 in 1996 and 1997, respectively, including $2,616,000 and $10,499,000 to the General Partners. See Note 7 for discussion of restrictions on 1998 distributions by the Partnership on the Subordinated Units.

MINORITY INTEREST

      The 1996 and 1997 minority interest in income of a consolidated subsidiary of $1,829,000 and $2,205,000, respectively, represents the limited partners' weighted average interest in the net income of the Operating Partnership since it commenced operations in July 1996.

PRO FORMA OPERATING DATA (UNAUDITED)

      The following Pro Forma Data of the Company for the years ended December 28, 1997 and December 31, 1996 have been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the Snapple Acquisition and related transactions, the RTM Sale (together with the Snapple Acquisition, "Snapple and RTM") and, on a combined basis, the Stewart's Acquisition and the C&C Sale (collectively with Snapple and RTM and the Stewart's Acquisition, the "1997 Transactions") and, for 1996, the Graniteville Sale and the Propane Sale (collectively, the "1996 Transactions") as if all of such transactions had been consummated on January 1, 1996. The effects of each of the 1997 Transactions and the 1996 Transactions is set forth in the notes to the Pro Forma Data. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                                                PRO FORMA         PRO FORMA          PRO FORMA
                                                                                 FOR THE             FOR              FOR THE
                                                                AS               SNAPPLE         SNAPPLE AND           1997
                                                             REPORTED        ACQUISITION (A)       RTM (B)       TRANSACTIONS (C)
                                                             --------        ---------------       -------       ----------------
1997 (UNAUDITED)
      Revenues.........................................$       861,321     $      1,033,821      $     962,594     $      980,254
      Operating profit.................................         26,962               24,933             29,894             31,290
      Loss from continuing operations..................        (20,553)             (28,490)           (21,609)           (21,409)
      Loss from continuing operations per share........           (.68)                (.95)              (.72)              (.68)


                                                                          PRO FORMA           PRO FORMA            PRO FORMA
                                                      PRO FORMA            FOR THE             FOR THE              FOR THE
                                                       FOR THE        1996 TRANSACTIONS   1996 TRANSACTIONS    1996 TRANSACTIONS (D)
                                       AS                1996           AND THE SNAPPLE       AND SNAPPLE            AND THE
                                    REPORTED       TRANSACTIONS (D)     ACQUISITION (A)       AND RTM (B)      1997 TRANSACTIONS (C)
                                    --------       ----------------     ---------------       -----------      ---------------------

1996 (UNAUDITED)
      Revenues..................$     928,185      $      780,176     $     1,330,976      $     1,112,066      $      1,119,836
      Operating loss............      (17,853)            (24,648)            (72,253)              (7,651)               (5,954)
      Loss from continuing
        operations..............      (13,698)            (12,916)            (60,198)             (15,581)              (14,618)
      Loss from continuing
        operations per share....         (.46)               (.43)              (2.01)                (.52)                 (.46)




      (a) Reflects (i) the operations of Snapple for the year ended December 31, 1996 and the pre-acquisition period from January 1 to May 22, 1997 (the "Pre-Acquisition Period"), (ii) the income statement effects of the allocation of the purchase price including the amortization of the adjusted intangible assets, (iii) the recognition of interest expense and amortization of deferred financing costs related to borrowings under the Credit Agreement at the Snapple Acquisition date less such amounts related to Mistic's former bank facility which were repaid at the Snapple Acquisition date and (iv) the income tax effects of the above.

      (b) Reflects (i) the elimination of revenues and expenses (including the reduction in carrying value of long-lived assets impaired or to be disposed of for 1996 and the elimination of loss on sale for 1997) related to the sold Arby's restaurants, (ii) a decrease to interest expense associated with the assumption of debt by RTM and (iii) the income tax effects of the above. The effect of the elimination of income and expenses of the sold restaurants is significantly greater in 1996 as compared with 1997 principally due to two 1996 eliminations which did not recur in 1997 for (i) a $58,900,000 reduction in carrying value of long-lived assets associated with the restaurants sold and
            (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale.

      (c) Reflects in addition to (a) and (b) above, (i) the effects of the Stewart's Acquisition consisting of (a) the operations of Cable Car for the year ended December 31, 1996 and the pre-acquisition period from January 1 to November 25, 1997,
            (b) the income statement effects of the allocation of the purchase price consisting of the amortization of the adjusted intangible assets, (c) the income tax effects of the above and
            (d) the effect on loss from continuing operations per share from the issuance of 1,566,858 shares of Class A Common Stock in the Stewart's Acquisition and (ii) the effects of the C&C Sale consisting of (a) elimination of revenues and expenses related to the C&C beverage line, (b) realization of deferred revenues based on the portion of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco and from fees related to technical services performed, both under the contract with Kelco, (c) imputation of interest expense on the deferred revenues, (d) recognition of the cost of the concentrate to be sold, (e) elimination of the aforementioned $576,000 gain on the sale of C&C recorded in 1997, (f) accretion of the discount on the portion of the Kelco Note relating to the C&C Sale and (g) the income tax effects of the above.

      (d) Reflects (a) the elimination of the results of operations related to the Textile Business and (b) the effects of the Propane Sale including (i) the addition of the estimated stand-alone general and administrative costs associated with the operation of the propane business as a partnership in connection with the Operating Partnership Transfer, (ii) net decreases to interest expense reflecting (a) the elimination of interest expense on the refinanced debt partially offset by the interest expense associated with $125,000,000 of new borrowings (see Note 8) and (b) the reduction in interest expense resulting from the assumed repayment of other debt of the Company with the net proceeds of the Offerings ($124,749,000) and the net proceeds from the issuance of the $125,000,000 of new borrowings ($118,400,000), net of the repayment of then existing debt ($128,469,000) and (iii) the effects of income taxes and minority interest in income of a consolidated subsidiary resulting from (a) the effects of the above transactions and (b) additional related transactions which eliminate in consolidation.

1995 TRANSACTIONS

Mistic Acquisition

      On August 9, 1995 Mistic, a wholly-owned subsidiary of Triarc, acquired (the "Mistic Acquisition") substantially all of the assets and operations, subject to related operating liabilities, as defined, of certain companies which developed, marketed and sold carbonated and non-carbonated fruit drinks, ready-to-drink brewed iced teas and naturally flavored seltzers under various trademarks and tradenames including MISTIC and ROYAL MISTIC. The purchase price for the Mistic Acquisition, aggregating $98,324,000 (including $2,067,000 of cash acquired) consisted of (i) $93,000,000 in cash, (ii) $1,000,000 paid in eight equal quarterly installments from 1995 through 1997, (iii) non-compete agreement payments to the seller aggregating $3,000,000 and (iv) $1,324,000 of related expenses. The non-compete agreement payments were or are payable $900,000 in August 1996, 1997 and 1998 and $300,000 in December 1998. In
accordance with the Mistic Acquisition agreement, the non-compete payment due in 1996 was offset against amounts due from the seller. The Mistic Acquisition was financed through (i) $71,500,000 of borrowings under Mistic's former bank facility (see Note 8) and (ii) $25,000,000 of borrowings under the former credit facility of the Textile Business.

PURCHASE PRICE ALLOCATIONS OF ACQUISITIONS

      In addition to the acquisitions discussed above, the Company consummated several additional business acquisitions during 1995, 1996 and 1997, principally restaurant operations and propane businesses, for cash of $18,947,000, $4,018,000 and $8,480,000, respectively. All such acquisitions, as well as the aforementioned Snapple Acquisition, Stewart's Acquisition and Mistic Acquisition, have been accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the allocation of the aggregate purchase prices and a reconciliation to "Business Acquisitions, net of cash acquired" in the accompanying consolidated statements of cash flows (in thousands):


                                                                                        1995              1996              1997
                                                                                        ----              ----              ----

       Current assets..............................................................$      31,560    $         257      $   114,460
       Properties..................................................................       12,641              838           25,366
       Goodwill (a)................................................................       34,438              162          106,160
       Trademarks..................................................................       58,100            3,950          221,300
       Other assets................................................................        6,501            1,107           28,612
       Current liabilities ........................................................      (24,790)            (358)         (69,608)
       Long-term debt assumed including current portion............................       (3,180)              --             (686)
       Other liabilities...........................................................       (4,066)            (188)         (66,014)
                                                                                   -------------    -------------      -----------
                                                                                         111,204            5,768          359,590
       Less:
            Long-term debt issued to sellers.......................................           --           (1,750)            (757)
            Triarc Class A Common Stock issued to sellers and stock
              options issued to employees, net of stock registration costs.........           --               --          (40,197)
                                                                                   -------------    -------------      -----------
                                                                                   $     111,204    $       4,018      $   318,636
                                                                                   =============    =============      ===========

       (a) Amortized over 25 to 35 years.


(4)    LOSS PER SHARE

       In the fourth quarter of 1997 the Company adopted SFAS No. 128 "Earnings Per Share" ("SFAS 128"). This standard requires the presentation of "basic" and "diluted" earnings per share, which replace the "primary" and "fully diluted" earnings per share measures required under prior accounting pronouncements. Basic and diluted loss per share are the same for 1995, 1996 and 1997 since all potentially dilutive securities (principally stock options) would have had an antidilutive effect for all such periods. The loss per share has been computed by dividing the net loss by the weighted average number of outstanding shares of common stock during the period. Such weighted averages were 29,764,000, 29,898,000 and 30,132,000 for 1995, 1996 and 1997, respectively. Although SFAS
128 requires restatement of all prior periods, the standard has had no effect on the Company's reported net loss per share for 1995 and 1996 since all potentially dilutive securities were antidilutive. At December 28, 1997 the Company has outstanding stock options that, if exercised, could dilute basic earnings per share in the future assuming the Company reports income from continuing operations. In addition, subsequent to December 28, 1997 the Company issued convertible debentures (see Note 25) that, if converted, could dilute basic earnings per share in the future.

(5)    SHORT-TERM INVESTMENTS

       The Company's short-term investments are stated at fair value, except for an investment in limited partnerships which is stated at cost. The cost (amortized cost for corporate debt securities), gross unrealized gains and losses, fair value and carrying value, as appropriate, of the Company's short-term investments at December 31, 1996 and December 28, 1997 were as follows (in thousands):

                                                                 1996
                               ----------------------------------------------------------------------

                                              GROSS             GROSS
                                  AMORTIZED  UNREALIZED       UNREALIZED         FAIR       CARRYING
                                    COST        GAINS           LOSSES           VALUE       VALUE
                                    ----        -----           ------           -----       -----

Marketable securities:
      Equity securities.......... $ 14,373       $   982      $    (424)       $ 14,931      $ 14,931
      Corporate debt securities..   16,113            24            (36)         16,101        16,101
      Mutual fund................   10,312           367             --          10,679        10,679
                                  --------       -------      ---------        --------      --------
            Total marketable
               securities........   40,798       $ 1,373      $    (460)         41,711        41,711
                                                 =======      =========
Investment in limited
     partnerships................   10,000                                       11,391        10,000
                                   -------                                     --------       -------
                                  $ 50,798                                     $ 53,102       $51,711
                                  ========                                     ========       =======


                                                                    1997
                                   ------------------------------------------------------------------

                                                   GROSS          GROSS
                                  AMORTIZED     UNREALIZED      UNREALIZED       FAIR       CARRYING
                                    COST           GAINS          LOSSES         VALUE        VALUE
                                    ----           -----          ------         -----        -----

Marketable securities:
      Equity securities.......... $ 19,434       $  815       $  (1,971)       $  18,278      $18,278
      Corporate debt securities..   17,861           98             (72)          17,887       17,887
      Mutual fund................      --          --              --               --           --
                                  --------       ------       ---------        ---------      -------
            Total marketable
               securities........   37,295       $  913       $  (2,043)          36,165       36,165
                                                 ======       =========
Investment in limited
     partnerships................  10,000                                         15,329       10,000
                                  -------                                     ----------     --------
                                  $47,295                                     $   51,494     $ 46,165
                                  =======                                     ==========     ========




       Corporate debt securities at December 28, 1997 (all of which are classified as available-for-sale) mature as follows (in thousands):

                                                                                                  AMORTIZED            FAIR
       YEARS                                                                                        COST               VALUE
       -----                                                                                        ----               -----
       1999 - 2002...........................................................................   $    10,499         $   10,538
       2003 - 2006...........................................................................         7,362              7,349
                                                                                                -----------         ----------
                                                                                                $    17,861         $   17,887
                                                                                                ===========         ==========

       Gross realized gains and gross realized losses on sales of marketable securities are included in "Investment income, net" (see Note 15) in the accompanying consolidated statements of operations and are as follows (in thousands):

                                                                                   1995              1996               1997
                                                                                   ----              ----               ----

       Gross realized gains.....................................................$     314          $   1,034         $   5,187
       Gross realized losses....................................................     (568)              (333)             (338)
                                                                                ---------          ---------         ---------
                                                                                $    (254)         $     701         $   4,849
                                                                                =========          =========         =========

       The net unrealized gain (loss) on marketable securities (all of which are classified as available-for-sale) consisted of the following (in thousands):


                                                                                                         YEAR-END
                                                                                            -----------------------------------
                                                                                                 1996                 1997
                                                                                                 ----                 ----

          Net unrealized gain (loss)........................................................$         913         $     (1,130)
          Income tax (provision) benefit....................................................         (314)                 393
                                                                                            -------------         ------------
                                                                                            $         599         $       (737)
                                                                                            =============         ============

(6)    BALANCE SHEET DETAIL

       RECEIVABLES, NET

       The following is a summary of the components of receivables (in thousands):


                                                                                                       YEAR-END
                                                                                          ---------------------------------
                                                                                              1996                  1997
                                                                                              ----                  ----
          Receivables:
                Trade.................................................................... $     71,000         $     75,460
                Other....................................................................        6,510               13,663
                                                                                          ------------         ------------
                                                                                                77,510               89,123
                Less allowance for doubtful accounts (trade)........................ ....        6,547               11,241
                                                                                          ------------         ------------
                                                                                          $     70,963         $     77,882
                                                                                          ============         ============

       Substantially  all receivables are pledged as collateral for certain debt
(see Note 8).

       INVENTORIES

       The following is a summary of the components of inventories (in thousands):



                                                                                                        YEAR-END
                                                                                           -----------------------------------
                                                                                                1996                  1997
                                                                                                ----                  ----

       Raw materials........................................................................$      15,240         $     22,573
       Work in process......................................................................          467                  214
       Finished goods.......................................................................       23,878               34,607
                                                                                            -------------         ------------
                                                                                            $      39,585         $     57,394
                                                                                            =============         ============

        Certain inventory quantities in 1995 were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs from prior years the effect of which was to decrease cost of sales by $1,223,000. There was no such liquidation in 1996 or 1997.

       Substantially all inventories are pledged as collateral for certain debt (see Note 8).

       PROPERTIES, NET

                The following is a summary of the components of properties, at cost (in thousands):

                                                                                                          YEAR-END
                                                                                            ----------------------------------
                                                                                                 1996                  1997
                                                                                                 ----                  ----

       Land     ............................................................................$        8,732        $      2,421
       Buildings and improvements and leasehold improvements................................        27,631              16,591
       Machinery and equipment..............................................................       147,139              30,510
       Transportation equipment ............................................................        23,835               2,159
       Leased assets capitalized............................................................           888                 788
                                                                                            --------------        ------------
                                                                                                   208,225              52,469
       Less accumulated depreciation and amortization.......................................       109,257              18,636
                                                                                            --------------        ------------
                                                                                            $       98,968        $     33,833
                                                                                            ==============        ============

     The decrease in properties from December 31, 1996 to December 28, 1997 principally resulted from the Deconsolidation and the C.H. Patrick Sale.

       Substantially all properties are pledged as collateral for certain debt (see Note 8).

       UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

       The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                                                                           YEAR-END
                                                                                              ----------------------------------
                                                                                                   1996                 1997
                                                                                                   ----                 ----

            Costs in excess of net assets of acquired companies (Note 3)......................$      270,733        $    355,889
            Less accumulated amortization.....................................................        69,892              76,664
                                                                                              --------------        ------------
                                                                                              $      200,841        $    279,225
                                                                                              ==============        ============

       TRADEMARKS

       The  following  is  a  summary  of  the   components  of  trademarks  (in
thousands):

                                                                                                            YEAR-END
                                                                                               ----------------------------------
                                                                                                     1996                1997
                                                                                                     ----                ----

       Trademarks (Note 3)....................................................................$       63,348        $    282,701
       Less accumulated amortization..........................................................         6,091              13,500
                                                                                              --------------        ------------
                                                                                              $       57,257        $    269,201
                                                                                              ==============        ============

       DEFERRED COSTS AND OTHER ASSETS

       The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                                                           YEAR-END
                                                                                             ----------------------------------
                                                                                                   1996                1997
                                                                                                   ----                ----

       Deferred financing costs..............................................................$       32,272        $     30,374
       Other    .............................................................................        17,198              18,287
                                                                                             --------------        ------------
                                                                                                     49,470              48,661
       Less accumulated amortization of deferred financing costs.............................        11,272              13,255
                                                                                             --------------        ------------
                                                                                             $       38,198        $     35,406
                                                                                             ==============        ============

       ACCRUED EXPENSES

       The following is a summary of the components of accrued expenses (in thousands):

                                                                                                            YEAR-END
                                                                                              ---------------------------------
                                                                                                    1996                1997
                                                                                                    ----                ----

       Accrued interest......................................................................$       24,827        $     27,680
       Accrued compensation and related benefits.............................................        20,256              22,771
       Accrued production contract losses....................................................           --               13,022
       Accrued advertising  .................................................................        12,504              12,671
       Accrued promotions....................................................................           874              12,183
       Accrued legal settlements and environmental matters (Note 21).........................           975              10,274
       Net current liabilities of discontinued operations (Note 17)..........................           --                4,339
       Other    .............................................................................        39,912              45,314
                                                                                             --------------        ------------
                                                                                             $       99,348        $    148,254
                                                                                             ==============        ============

(7)    INVESTMENTS

      The   following   is  a  summary   of  the   components   of   investments
(non-current)(in thousands):

                                                                                            INVESTMENT
                                                                                             YEAR-END             PERCENTAGE OWNED
                                                                                        -----------------             YEAR-END
                                                                                        1996         1997                1997
                                                                                        ----         ----                ----

       The Partnership...............................................................$     --     $    5,748            42.7%
       Deferred gain from sale of Partnership units (see below)......................      --         (5,748)
       Select Beverages..............................................................      --         24,926            20.0%
       Rhode Island Beverages........................................................      --            550            50.0%
       Limited partnerships, at equity...............................................      500         3,723         18.0% to 37.4%
       Limited partnerships, at cost.................................................      --          2,250
                                                                                     ---------    ----------
                                                                                     $     500    $   31,449
                                                                                     =========    ==========

       The Company's consolidated equity in the earnings (losses) of investees accounted for under the equity method for 1997 (none for 1995 and 1996) and included in "Other income (expense), net" (see Note 16) in the accompanying consolidated statement of operations consisted of the following components (in thousands):

       Select Beverages...........................................$     862
       Limited partnerships, at equity............................     (277)
                                                                  ---------
                                                                  $     585
                                                                  =========

       The gross amount of the Company's investment in the Partnership equals the underlying equity in the Partnership's net assets. The Company's investment in Select Beverages, Inc. ("Select Beverages") exceeds the underlying equity in Select Beverage's net assets by $14,609,000 as of December 28, 1997.

       Since the commencement of the Partnership's operations and IPO on July 2, 1996 and through December 27, 1997, the assets, liabilities, revenues and expenses of the Partnership were included in the consolidated financial statements of the Company. Effective December 28, 1997 the Company adopted certain amendments to the partnership agreements of the Partnership and the Operating Partnership such that the Company no longer has substantive control over the Partnership to the point where it now exercises only significant influence and, accordingly, no longer consolidates the Partnership. The Company's 42.7% interest in the Partnership as of December 28, 1997 is accounted for using the equity method of accounting in accordance with the Deconsolidation.

     The Company's investment in the Partnership of $5,748,000 at December 28, 1997 is fully offset by an equal amount of deferred gain on the Offerings. Such deferred gain is recognized as the Company receives quarterly distributions on the Subordinated Units ("Subordinated Distributions") and the Unsubordinated General Partners' Interest (the "General Partner Distributions") which were $9,521,000 and $978,000, respectively, for 1997, in excess of its 42.7% equity in earnings of the Partnership. The Company also received Subordinated Distributions and General Partner Distributions of $2,380,000 and $244,000, respectively, in February 1998 with respect to the fourth quarter of 1997. However, the Company has agreed to forego any additional Subordinated
Distributions in order to facilitate the Partnership's compliance with a covenant restriction contained in its bank facility agreement. Accordingly, the Company does not expect to receive any additional Subordinated Distributions for the remainder of 1998. Such Subordinated Distributions will be resumed when their payment will not impact compliance with such covenant.

      The Company, through its ownership of Snapple, owned 50% of the stock of Rhode Island Beverage Packing Company, L.P. ("Rhode Island Beverages" or "RIB"). Snapple and Quaker were defendants in a breach of contract case filed in April 1997 by RIB, prior to the Snapple Acquisition (the "RIB Matter"). The RIB Matter was settled in February 1998 and in accordance therewith Snapple surrendered (i) its 50% investment in RIB ($550,000) and (ii) certain properties ($1,202,000) and paid RIB $8,230,000. The settlement amounts were fully provided for in a combination of (i) historical Snapple legal reserves as of the Snapple
Acquisition and additional legal reserves provided in "Acquisition Related Costs" (see Note 13) and (ii) reserves for losses in long-term production contracts established in the Snapple Acquisition purchase accounting (see Note
3).

       Summary unaudited consolidated balance sheet information for the Partnership at December 31, 1997, the Partnership's year end, and for Select Beverages as of January 3, 1998, Select Beverage's year end, is as follows (in thousands):

                                                                                           PARTNERSHIP            SELECT
                                                                                           -----------            ------

    Current assets.......................................................................$       30,160        $     73,482
    Partnership Loan (see Note 8)........................................................        40,700                --
    Properties, net......................................................................        80,346              48,538
    Other assets.........................................................................        26,031              77,449
                                                                                         --------------        ------------
                                                                                         $      177,237        $    199,469
                                                                                         ==============        ============

     Current liabilities.................................................................$       24,978        $     46,721
     Long-term debt......................................................................       136,131              94,274
     Other liabilities...................................................................         2,674               6,891
     Partners' capital/stockholders' equity..............................................        13,454              51,583
                                                                                         --------------        ------------
                                                                                         $      177,237        $    199,469
                                                                                         ==============        ============

       Summary consolidated income statement information for the Partnership is not presented since the results of operations of the Partnership were consolidated through December 28, 1997. Summary unaudited consolidated income statement information for Select Beverages for the period from May 22, 1997 (the Snapple Acquisition date) to January 3, 1998 is as follows (in thousands):


                Revenues.............................................................................$      215,242
                Operating profit.....................................................................        14,574
                Net income...........................................................................         4,311


(8)    LONG-TERM DEBT

       Long-term debt consisted of the following (in thousands):

                                                                                                            YEAR-END
                                                                                                 ---------------------------------
                                                                                                     1996                  1997
                                                                                                     ----                  ----
       9 3/4% senior secured notes due 2000 (a).................................................$      275,000        $    275,000
       Triarc Beverage Holdings Corp. Credit Agreement (b)
            Term loans bearing interest at a weighted average rate of 9.72% at
               December 28, 1997................................................................           --              296,500
       Note payable to the Partnership, bearing interest at 13 1/2% (c).........................           --               40,700
       Mortgage notes payable to FFCA Mortgage Corporation,  bearing interest at a weighted average rate of 10.35% as of December 28,
         1997, due through 2016 (d).............................................................        52,136               3,818
       Equipment notes payable to FFCA, bearing interest at 10 1/2% at
         December 28, 1997, due through 2003 (d)................................................         6,236                 479
       8.54% first mortgage notes due June 30, 2010 (e).........................................       125,000                  --
       Mistic bank facility repaid in 1997 prior to maturity (b)
            Term loan...........................................................................        53,750                  --
            Revolving loan......................................................................        14,950                  --
       Propane Bank Credit Facility (f).........................................................         7,885                  --
       Capitalized lease obligations (g)........................................................        15,974                 719
       Other....................................................................................         9,290               1,796
                                                                                                --------------        ------------
                 Total debt.....................................................................       560,221             619,012
                 Less amounts payable within one year...........................................        91,067              14,182
                                                                                                --------------        ------------
                                                                                                $      469,154        $    604,830
                                                                                                ==============        ============


          Aggregate annual maturities of long-term debt, including capitalized lease obligations, were as follows as of December 28, 1997 (in thousands):

               1998...................................        $     14,182
               1999...................................              15,490
               2000...................................             294,709
               2001...................................              24,731
               2002...................................              27,258
               Thereafter.............................             242,642
                                                             -------------
                                                             $     619,012
                                                             =============

(a)   Prior to 1995  RCAC   entered   into a   three-year  interest  rate  swap
      agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 was paid by RCAC at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate ("LIBOR") and RCAC received interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter was retroactively reset at the end of each six-month calculation period through July 31, 1996 and at the maturity of the Swap Agreement on September 24, 1996. The transaction effectively changed RCAC's interest rate on $137,500,000 of the 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") from a fixed-rate to a floating-rate basis through September 24, 1996. Under the Swap Agreement during 1994 RCAC received $614,000 which was determined at the inception of the Swap Agreement. Subsequently, RCAC paid (i) $2,271,000 during 1995 in connection with such year's two six-month reset periods and (ii) $1,631,000 during 1996 in connection with such year's two six-month reset periods and the reset period ending with the agreement's maturity on September 24, 1996.

(b) The Credit Agreement consists of a $300,000,000 term facility of which $225,000,000 and $75,000,000 of loans (the "Term Loans") were borrowed by Snapple and Mistic, respectively, at the Snapple Acquisition date ($222,375,000 and $74,125,000, respectively, outstanding at December 28,
      1997) and an $80,000,000 revolving credit facility which provides for revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which $25,000,000 and $5,000,000 were borrowed on the Snapple Acquisition date by Snapple and Mistic, respectively. The Revolving Loans were repaid prior to December 28, 1997 and no Revolving Loans were outstanding at December 28, 1997. The aggregate $250,000,000 borrowed by Snapple was principally used to fund a portion of the purchase price for Snapple (see Note 3). The aggregate $80,000,000 borrowed by Mistic was principally used to repay all of the $70,850,000 then outstanding borrowings under Mistic's former bank credit facility (the "Mistic Bank Facility") plus accrued interest thereon. Borrowings under the Credit Agreement bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day LIBOR (ranging from 5.91% to 6% at December 28,
      1997) or an alternate base rate (the "ABR"). The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. The ABR (8 1/2% at December 28, 1997) represents the higher of the prime rate or 1/2% over the Federal funds rate. Revolving Loans and one class of the Term Loans with an outstanding balance of $97,500,000 at December 28, 1997 bear interest at 2 1/2% over LIBOR or 1 1/4% over ABR until such time as such margins may be subject to downward adjustment by up to 1% based on the respective Borrowers' leverage ratio, as defined. The other two classes of Term Loans each with outstanding balances of $99,500,000 at December 28, 1997 bear interest at 3% and 3 1/4%, respectively, over LIBOR or 2 1/4% and 2 1/2%, respectively, over the ABR. The interest rates of all the term loans outstanding at December 28, 1997 are based on LIBOR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. At December 28, 1997 there was $32,511,000 of borrowing availability under the revolving credit facility in accordance with limitations due to such borrowing base. The Term Loans are due $9,500,000 in 1998, $14,500,000 in 1999, $19,500,000 in 2000,
      $24,500,000 in 2001, $27,000,000 in 2002, $61,000,000 in 2003, $94,000,000
      in 2004 and $46,500,000 in 2005 and any Revolving Loans would be due in full in June 2003. The Borrowers must also make mandatory prepayments in an amount, if any, equal to 75% of excess cash flow, as defined. Under the definition of excess cash flow as of December 28, 1997, the Borrowers would have been obligated to make a mandatory prepayment in 1998 of $25,600,000 plus an additional $15,900,000 in 1998 attributable to those acquisition related costs which affect the working capital component of the excess cash flow calculation. However, on March 25, 1998 the
      Borrowers obtained an amendment to the Credit Agreement dated March 23, 1998 revising the definition of excess cash flow for the period May 22, 1997 through December 28, 1997 resulting in a reduction of the required prepayment to $2,800,000. Accordingly, the $2,800,000 the Company is required to pay has been classified as current portion of long-term debt in the accompanying consolidated balance sheet at December 28, 1997 and the remaining $38,700,000 that would have been required to be prepaid under the prior definition of excess cash flow has been classified as non-current long-term debt.

(c) On July 2, 1996 the Operating Partnership made a $40.7 million loan (the "Partnership Loan") to Triarc. The Partnership Loan bears interest payable in cash semiannually and is due in eight equal annual installments of approximately $5,087,000 commencing 2003 through 2010. The Partnership Loan is included in the Company's long-term debt at December 28, 1997 as a result of the Deconsolidation.

(d) ARDC and ARHC maintained loan and financing agreements with FFCA Mortgage Corporation which permitted borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes" and, collectively with the Mortgage Notes, the "FFCA Loan Agreements"). As discussed in Note 3, in May 1997 RTM assumed an aggregate $54,682,000 of Mortgage Notes and Equipment Notes in connection with the RTM Sale. The remaining Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty and seven years through 2016 and 2003, respectively.

(e) On July 2, 1996 National issued $125,000,000 of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") and repaid the $123,188,000 of then outstanding borrowings under its former revolving credit and term loan facility. The First Mortgage Notes amortize in equal annual installments of $15,625,000 commencing June 2003 through June 2010. In accordance with the Deconsolidation, the $125,000,000 outstanding amount of the First Mortgage Notes is no longer included in the Company's long-term debt at December 28, 1997.

(f) National maintains a bank credit facility (the "Propane Bank Credit Facility") with a group of banks. In accordance with the Deconsolidation, the outstanding borrowings under the Propane Bank Credit Facility of $20,498,000 are no longer included in the Company's long-term debt at December 28, 1997.

(g)    As  discussed  in  Note 3,  in May  1997  RTM  assumed   $14,955,000  of
       capitalized lease obligations associated with the restaurants sold.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash, short-term investments and the assets of Cable Car are pledged as security. In addition, (i) obligations under the 9 3/4% Senior Notes have been guaranteed by Royal Crown and TRG, (ii) obligations under the First Mortgage Notes and the Propane Bank Credit Facility have been guaranteed by National Propane and (iii) borrowings under the FFCA Loan Agreements have been guaranteed by Triarc. Triarc remains contingently liable under its guarantee for the borrowings under the FFCA Loan Agreements which were assumed by RTM in connection with the RTM Sale upon the failure, if any, of RTM to satisfy such obligations. As collateral for such guarantees, all of the stock of Royal Crown and TRG is pledged as well as National Propane's 2% unsubordinated general partner interest in the Partnership (see Note 3). Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic and TBHC is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Loan.

       The Company's debt agreements contain various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other matters, (i) the incurrence of indebtedness, (ii) the retirement of certain debt prior to maturity, (iii) investments, (iv) asset dispositions, (v) capital expenditures and (vi) affiliate transactions other than in the normal course of business; and (c) restrict the payment of dividends to Triarc. As of December 28, 1997 the Company was in compliance with all such covenants.

       Triarc's principal subsidiaries, other than Cable Car, CFC Holdings and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1998 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership, principally the distributions from the Partnership, to pay dividends. (See Note 7 for restrictions on paying Subordinated Distributions in 1998). While there are no restrictions applicable to CFC Holdings, CFC Holdings would be dependent upon cash flows from RCAC to pay dividends and, as of December 28, 1997, RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The  Company  has the  following  financial  instruments  for  which  the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, accrued expenses, short-term investments, investments in limited partnerships, at cost and long-term debt. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The fair values of short-term investments are based on quoted market prices and statements of account received from investment managers and are set forth in Note 5. The carrying amounts of investments in limited partnerships, at cost and long-term debt were as follows (in thousands):

                                                                                                YEAR-END
                                                                     ------------------------------------------------------------
                                                                                  1996                            1997
                                                                     ----------------------------    ----------------------------
                                                                         CARRYING         FAIR             CARRYING          FAIR
                                                                          AMOUNT          VALUE             AMOUNT          VALUE
                                                                      -----------    ------------    --------------  -------------

           Investments in limited partnerships, at cost (Note 7).....$        --     $         --    $        2,250  $      1,901
                                                                     ============    =============   ==============  ============
           Long-term debt (Note 8):
                9 3/4% Senior Notes..................................$    275,000        $ 283,000   $      275,000  $    279,000
                TBHC Credit Agreement................................         --               --           296,500       296,500
                Partnership Loan.....................................         --               --            40,700        43,321
                FFCA Loan Agreements.................................      58,372           61,814            4,297         4,612
                First Mortgage Notes ................................     125,000          125,000              --            --
                Mistic Bank Facility.................................      68,700           68,700              --            --
                Propane Bank Credit Facility.........................       7,885            7,885              --            --
                Other long-term debt ................................      25,264           25,264            2,515         2,515
                                                                     ------------    -------------   --------------  ------------
                                                                     $    560,221    $     571,663   $      619,012  $    625,948
                                                                     ============    =============   ==============  ============

           The fair values of the Company's investments in limited partnerships, at cost are based on statements of account received from such partnerships. The fair values of the 9 3/4% Senior Notes are based on quoted market prices at the respective reporting dates. The fair values of the Term Loans under the Credit Agreement at December 28, 1997 approximated their carrying values due to their floating interest rates. The fair value of the Partnership Loan as of December 28, 1997 was determined by using a discounted cash flow analysis based on an estimate of the Company's then current borrowing rate for a similar security. The fair values of the Mortgage Notes and Equipment Notes under the FFCA Loan Agreements were determined by discounting the future monthly payments using the then rate of interest available under such agreements at December 31, 1996 and a rate assumed to be available given the same spread over a current Treasury bond yield for securities with similar durations at December 28, 1997. The fair value of the First Mortgage Notes was assumed to reasonably approximate their carrying value as of December 31, 1996 due to their then recent issuance on July 2, 1996 and an insignificant change in borrowing rates from July 2, 1996 to December 31, 1996. The fair values of the revolving loans and the term loans under the Mistic Bank Facility and the Propane Bank Credit Facility at December 31, 1996 approximated their carrying values due to their floating interest rates. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (ii) for all other debt, the remaining maturities are relatively short-term.

(10)   INCOME TAXES

           The income (loss) from continuing operations before income taxes and minority interests in income of a consolidated subsidiary consisted of the following components (in thousands):

                                  1995          1996            1997
                                  ----          ----            ----

       Domestic.............. $  (40,028)   $     (527)    $  (23,769)
       Foreign...............     (1,948)       (3,408)           679
                              ----------    ----------     ----------
                              $  (41,976)   $   (3,935)    $  (23,090)
                              ==========    ==========     ==========


           The benefit from (provision for) income taxes from continuing operations consisted of the following components (in thousands):


                                                                                        1995          1996        1997
                                                                                        ----          ----        ----
           Current:
             Federal.............................................................$      4,775  $        (7)   $   5,225
             State...............................................................        (518)      (5,292)       2,481
             Foreign.............................................................        (357)        (370)        (805)
                                                                                 ------------  -----------    ---------
                                                                                        3,900       (5,669)       6,901
                                                                                 ------------  -----------    ---------
           Deferred:
             Federal.............................................................      (2,426)      (7,507)         867
             State...............................................................       1,069        5,242       (3,026)
                                                                                 ------------  -----------    ---------
                                                                                       (1,357)      (2,265)      (2,159)
                                                                                 ------------  -----------    ---------
                   Total.........................................................$      2,543  $    (7,934)   $   4,742
                                                                                 ============  ===========    =========


           The net current deferred income tax asset and the net non-current deferred income tax (liability) resulted from the following components (in thousands):



                                                                                                   YEAR-END
                                                                                      ---------------------------------
                                                                                           1996                1997
                                                                                           ----                ----
          Current deferred income tax assets (liabilities):
             Accrued employee benefit costs...........................................$      4,141         $     5,561
             Accrued production contract losses.......................................        --                 4,588
             Allowance for doubtful accounts .........................................       1,886               4,095
             Accrued legal settlements and environmental matters......................         174               3,643
             Glass front vending machines written off.................................        --                 2,925
             Accrued advertising and promotions.......................................         628               2,468
             Facilities relocation and corporate restructuring........................       2,366               2,049
             Closed facilities reserves...............................................         892               1,919
             Other, net...............................................................       7,796              12,671
                                                                                      ------------         -----------
                                                                                            17,883              39,919
             Valuation allowance......................................................      (1,799)             (1,799)
                                                                                      ------------         -----------
                                                                                            16,084              38,120
                                                                                      ------------         -----------
          Non-current deferred income tax assets (liabilities):
             Trademarks basis differences.............................................        --               (53,929)
             Gain on sale of propane business (see Note 3)............................     (33,163)            (36,211)
             Reserve for income tax contingencies and other
                tax matters...........................................................     (29,005)            (27,596)
             Depreciation and other properties basis differences .....................      11,073             (14,632)
             Net operating loss and alternative minimum tax credit
                carryforwards.........................................................      23,954              42,980
             Insurance losses not deducted............................................       7,061               7,061
             Accrued production contract losses.......................................        --                 3,471
             Other, net...............................................................       1,775               3,917
                                                                                      ------------         -----------
                                                                                           (18,305)            (74,939)
             Valuation allowance......................................................     (17,638)            (17,638)
                                                                                      ------------         -----------
                                                                                           (35,943)            (92,577)
                                                                                      ------------         -----------
                                                                                      $    (19,859)        $   (54,457)
                                                                                      ============         ===========



       The increase in the net deferred income tax liabilities from $19,859,000 at December 31, 1996 to $54,457,000 at December 28, 1997, or an increase of $34,598,000, differs from the provision for deferred income taxes of $2,159,000 for 1997. Such difference is principally due to the recognition of net deferred income tax liabilities in connection with the Snapple Acquisition of $31,452,000 (see Note 3).

       As of December 28, 1997 Triarc had net operating loss carryforwards for Federal income tax purposes of approximately $73,000,000, the utilization of $18,000,000 of which is subject to annual limitations through 1998. Such carryforwards will expire approximately $1,000,000 in the years 2000 through 2003 and $18,000,000, $3,000,000 and $51,000,000 in 2008, 2009 and 2012,
respectively. In addition, the Company has (i) alternative minimum tax credit carryforwards of approximately $5,700,000 and (ii) depletion carryforwards of approximately $4,400,000, both of which have an unlimited carryforward period.

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

       The difference between the reported benefit from (provision for) income taxes and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the loss from continuing operations before income taxes and minority interests is reconciled as follows (in thousands):


                                                                                              1995          1996          1997
                                                                                              ----          ----          ----

           Income tax benefit computed at Federal statutory rate......................... $ 14,692     $   1,377     $    8,082
           Increase (decrease) in Federal tax benefit resulting from:
                Amortization of non-deductible Goodwill .................................   (2,286)       (2,153)        (2,481)
                Foreign tax rate in excess of United States Federal statutory rate
                   and foreign withholding taxes, net of Federal income tax benefit......     (307)         (241)          (433)
                State income (taxes) benefit, net of Federal income tax effect...........      358           (33)          (354)
                Effect of net operating losses for which no tax carryback
                   benefit is available..................................................     (986)       (1,269)          (273)
                Minority interests.......................................................      --            640            772
                Non-deductible loss on sale of Textile Business (see Note 3).............      --         (2,928)           --
                Provision for income tax contingencies and other tax matters.............   (6,100)       (2,582)           --
                Non-deductible amortization of restricted stock..........................   (1,440)          --             --
                Other non-deductible expenses............................................   (1,340)         (745)          (664)
                Other, net...............................................................      (48)          --              93
                                                                                          --------     ---------     ----------
                                                                                          $  2,543     $  (7,934)    $    4,742
                                                                                          ========     =========     ==========



      The Federal income tax returns of the Company have been examined by the IRS for the tax years 1985 through 1988. The Company has resolved all issues related to such audit and in connection therewith paid $674,000 in 1996 in final settlement of such examination. Such amount had been fully reserved in years prior to 1995. The IRS has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing taxable income by approximately $145,000,000. The Company has resolved approximately $102,000,000 of such proposed adjustments and, in connection therewith, the Company paid $5,298,000 including interest, during the fourth quarter of 1997 and subsequent to December 28, 1997 paid an additional $8,136,000, including interest. The Company intends to contest the unresolved adjustments of approximately $43,000,000, the tax effect of which has not yet been determined, at the appellate division of the IRS. During 1995 and 1996 the Company provided $6,100,000 and $2,582,000, respectively, included in "Benefit from (provision for) income taxes" and during 1995, 1996 and 1997 provided $2,900,000, $2,000,000 and $3,000,000 respectively, included in "Interest expense", relating to such examinations and other tax matters. Management of the Company believes that adequate aggregate provisions have been made in 1997 and prior periods for any tax liabilities, including interest, that may result from the 1989 through 1992 examination and other tax matters.

(11)   STOCKHOLDERS' EQUITY

      Throughout 1995 and 1996 the Company had 27,983,805 issued shares of its Class A Common Stock and there were no changes therein in each of those years. As discussed in Note 3, in 1997 Triarc issued 1,566,858 shares of Class A Common Stock in connection with the Stewart's Acquisition, resulting in 29,550,663 issued shares as of December 28, 1997. Prior to January 9, 1995 no shares of the Company's class B common stock ("Class B Common Stock") had been issued. On January 9, 1995, pursuant to a settlement agreement (the "1995 Posner Settlement") entered into by the Company and affiliates (the "Posner Entities") of Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of a predecessor corporation to Triarc, the Company issued to the Posner Entities
(i) 4,985,722 shares of Class B Common Stock as a result of the conversion of all of its then outstanding 5,982,866 shares of redeemable preferred stock all of which had been owned by the Posner Entities at $14.40 per share and (ii) 1,011,900 shares of Class B Common Stock with an aggregate fair value of $12,016,000 in consideration for, among other matters, (a) the settlement of certain liabilities due to the Posner Entities and (b) an indemnification by certain of the Posner Entities of any claims or expenses involving certain litigation.

       The Company's Class A Common Stock and Class B Common Stock are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting. Class B Common Stock issued to the Posner Entities can only be sold subject to a right of first refusal in favor of the Company or its designee. If held by a person(s) not affiliated with Posner, each share of Class B Common Stock is convertible into one share of Class A Common Stock.

       A summary of the changes in the number of shares of Class A Common Stock held in treasury is as follows (in thousands):

                                                                                          1995          1996           1997
                                                                                          ----          ----           ----

        Number of shares at beginning of year..........................................    4,028        4,067           4,098
        Common shares acquired in open market transactions.............................       42           45              67
        Common shares issued from treasury upon exercise of stock options..............      --           (10)           (208)
        Common shares issued from treasury to directors................................       (7)          (8)             (6)
        Restricted stock exchanged (see below) or reacquired...........................       11            4             --
        Restricted stock grants from treasury (see below)..............................       (7)         --              --
                                                                                       ---------     --------       ---------
        Number of shares at end of year................................................    4,067        4,098           3,951
                                                                                       =========     ========       =========



       The Company has 25,000,000 authorized shares of preferred stock including 5,982,866 designated as redeemable preferred stock, none of which were issued as of December 31, 1996 and December 28, 1997.

       Prior to 1995 the Company adopted the 1993 Equity Participation Plan, in 1997 the Company adopted the 1997 Equity Participation Plan and in 1997 the Company effectively adopted the Stock Option Plan for Cable Car Employees (the "Cable Car Plan" and collectively with the 1993 and 1997 Equity Participation Plans, the "Equity Plans") in connection with the consummation of the Stewart's Acquisition. The Equity Plans collectively provide for the grant of stock options and restricted stock to certain officers, key employees, consultants and non-employee directors. In addition, non-employee directors are eligible to receive shares of Class A Common Stock pursuant to automatic grants and in lieu of annual retainer or meeting attendance fees. The Equity Plans provide for a maximum of 10,654,931 shares of Class A Common Stock to be issued upon the exercise of options, granted as restricted stock or issued to non-employee directors in lieu of fees and there remain 285,689 shares available for future grants under the Equity Plans as of December 28, 1997. Subsequent to December
28, 1997, the Company's Board of Directors approved, subject to shareholder approval, the 1998 Equity Participation Plan providing for a maximum 5,000,000 shares of Class A Common Stock to be issued upon the exercise of options, granted as restricted stock or issued to non-employee directors pursuant to automatic grants and in lieu of fees.

       A summary of changes in outstanding stock options under the Equity Plans is as follows:



                                                                                                                 WEIGHTED AVERAGE
                                                                      OPTIONS             OPTION PRICE             OPTION PRICE
                                                                      -------             ------------             ------------
       Outstanding at January 1, 1995.........................        7,569,900         $ 10.75 - $ 30.00           $18.27
       Granted during 1995....................................        1,241,000         $10.125 - $ 16.25           $10.57
       Terminated during 1995.................................         (210,700)        $ 10.75 - $ 30.00           $17.38
                                                                 --------------
       Outstanding at December 31, 1995.......................        8,600,200         $10.125 - $ 30.00           $17.18
       Granted during 1996 (a)................................          136,000          $11.00 - $13.00            $12.16
       Exercised during 1996..................................           (9,999)             $10.75                 $10.75
       Terminated during 1996.................................         (293,869)        $10.125 - $30.00            $13.51
                                                                 --------------
       Outstanding at December 31, 1996.......................        8,432,332         $10.125 - $30.00            $17.24
       Granted during 1997: (a)
           At market price....................................          871,500        $20.4375 - $23.6875          $23.11
           Below market price.................................        1,351,000         $12.375 - $21.00            $12.77
       Replacement Options issued to Cable Car
           employees (b)......................................          154,931          $4.07 - $11.61              $7.20
       Exercised during 1997..................................         (208,159)        $10.125 - $15.75            $11.69
       Terminated during 1997.................................         (248,168)        $10.125 - $24.125           $14.12
       Stock options settled other than through
           the issuance of stock..............................         (727,000)        $10.125 - $21.00            $17.37
                                                                 --------------
       Outstanding at December 28, 1997.......................        9,626,436          $4.07 - $30.00             $17.17
                                                                 ==============
       Exercisable at December 28, 1997.......................        3,380,904          $4.07 - $30.00             $14.95
                                                                 ==============

       (a) The weighted average grant date fair values of stock options granted during 1996 and 1997 were as follows (see discussion of stock option valuation below):



                                                                                             1996            1997
                                                                                             ----            ----

           Options whose exercise price equals the market price of
                the stock on the grant date.............................................$     6.81        $   12.17
           Options whose exercise price is less than the market price
                of the stock on the grant date..........................................      None        $    8.72



       (b) As of the November 25, 1997 date of the Stewart's Acquisition, Triarc issued 154,931 stock options (the "Replacement Options") to Cable Car employees in exchange for all of the then outstanding Cable Car stock options in accordance with the Cable Car Plan. The $2,788,000 fair value of the Replacement Options was accounted for as additional purchase price for Cable Car and was credited to "Additional paid-in-capital".


       The following table sets forth information relating to stock options outstanding and exercisable at December 28, 1997:



                                             STOCK OPTIONS OUTSTANDING                                 STOCK OPTIONS EXERCISABLE
          -----------------------------------------------------------------------------------    ----------------------------------
                                              OUTSTANDING AT       WEIGHTED        WEIGHTED      OUTSTANDING AT         WEIGHTED
                                                 YEAR-END        AVERAGE YEARS      AVERAGE         YEAR-END             AVERAGE
            OPTION PRICE                           1997            REMAINING     OPTION PRICE         1997            OPTION PRICE
            ------------                           ----            ---------     ------------         ----            ------------


           $4.07 - $10.75......................    1,663,216          7.1           $10.12           1,357,520          $   10.09
          $11.61 - $16.25......................    1,577,720          8.8           $12.78             195,053          $   14.06
          $18.00 - $20.00......................    1,666,500          5.5           $18.21           1,540,832          $   18.18
              $20.125..........................    3,500,000          6.3           $20.13                 --           $     --
        $20.4375 - $30.00 .....................    1,219,000          8.9           $22.55             287,499          $   21.20
                                               -------------                                    --------------
                                                   9,626,436          7.0                            3,380,904
                                               =============                                    ==============



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

       ON OR PRIOR
       TO APRIL 21,                                          PRICE
       -----------                                           -----


           1999........................................    $ 27.1875
           2000........................................    $ 36.25
           2001........................................    $ 45.3125

       Each option not previously vested, should such price levels not be attained no later than each indicated date, will vest on October 21, 2003. In addition to the 3,500,000 performance stock options discussed above, 350,000 of such stock options were granted on April 21, 1994 to the Vice Chairman of the Company from April 1993 to December 31, 1995 (the "Vice Chairman"). In December 1995, it was decided that the Vice Chairman's employment contract would not be extended and as of January 1, 1996 the Vice Chairman resigned as a director, officer and employee of the Company and entered into a consulting agreement pursuant to which no substantial services are expected to be provided. In accordance therewith, effective January 1, 1996 all of the 513,333 non-vested stock options of the aggregate 680,000 stock options previously issued to the Vice Chairman (including 350,000 performance stock options which were granted April 21, 1994) were vested in full. In January 1997 the Company paid the Vice Chairman $353,000 in consideration of the cancellation of all 680,000 stock options previously granted to him. Such amount had been estimated and previously provided in 1995 "Facilities relocation and corporate restructuring" (see Note
12).

       Stock options under the Equity Plan are generally granted at not less than the fair market value of the Class A Common Stock at the date of grant. However, options granted, net of terminations, prior to 1995 included 275,000 options issued at an option price of $20.00 per share which was below the $31.75 fair market value of the Class A Common Stock at the date of grant resulting in aggregate unearned compensation of $3,231,000. Additionally, options granted in 1997 included 1,331,000 options issued at a weighted average option price of $12.70; such option price was below the weighted average fair market value of the Class A Common Stock on the respective dates of grant of $14.82, resulting in aggregate unearned compensation of $2,823,000. Such amounts are reported in the "Unearned compensation" component of "Other stockholders' equity." Such unearned compensation is being amortized as compensation expense over the applicable vesting period of one to five years. During 1995, 1996 and 1997, $761,000, $489,000 and $1,543,000, respectively, of unearned compensation was amortized to compensation expense and credited to "Unearned compensation". In addition, $96,000 of compensation expense was recognized in 1997 representing the excess of fair market value over the option prices for 20,000 options granted in 1997 which were vested upon grant. During 1995, 1996 and 1997 certain below market options were forfeited. Such forfeitures resulted in decreases to
(i) "Unearned compensation" of $319,000, $219,000 and $135,000 in 1995, 1996 and
1997, respectively, representing the reversals of the unamortized amounts at the dates of forfeiture, (ii) "Additional paid-in capital" of $588,000, $852,000 and $506,000 in 1995, 1996 and 1997, respectively, representing the reversal of the initial value of the forfeited below market stock options and (iii) "General and administrative" of $269,000, $633,000 and $371,000 in 1995, 1996 and 1997,
respectively, representing the reversal of previous amortization of unearned compensation relating to forfeited below market stock options. The remaining unamortized balance relating to Triarc's below market stock options included in "Unearned compensation" is $1,450,000 at December 28, 1997.

       TBHC adopted the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "TBHC Plan") in 1997 which provides for the grant of options to purchase TBHC common shares to key employees, officers, directors and consultants of TBHC and the Company and their affiliates. Stock options under the TBHC Plan have maximum terms of ten years. The TBHC Plan provides for a maximum of 150,000 TBHC common shares to be issued upon the exercise of stock options and there remain 73,750 shares available for future grants under the TBHC Plan as of December 28, 1997. During 1997, 76,250 stock options were granted under the TBHC Plan with an exercise price equal to fair market value ($147.30) as determined by an independent appraisal. The 74,250 stock options granted on August 19, 1997 vest ratably on July 1 of 1999, 2000 and 2001. The 2,000 stock options granted later in 1997 will vest ratably upon the second, third and fourth anniversaries of the grant date. The weighted average grant date fair value of such 1997 grants was $50.75. All such options are outstanding as of December 28, 1997 and none are exercisable. The weighted average years remaining for the TBHC options is 9.6 years.

       In addition, National Propane adopted the National Propane Corporation 1996 Unit Option Plan (the "Propane Plan") in 1996 which provides for the grant of options to purchase Common Units and Subordinated Units of the Partnership and Common Unit appreciation rights to National Propane directors, officers and employees. Such options have maximum terms of ten years. Any expenses recognized resulting from grants under the Propane Plan are allocated to the Partnership. National Propane granted 315,000 unit options during 1997 at an option price of $17.30 which was below the fair market value of the Common Units of $21.625 at the date of grant. Such difference resulted in aggregate unearned compensation to the Partnership of $1,362,000, of which $582,000 represented the Company's 42.7% interest and was recognized in the "Unearned compensation" component of "Other stockholders' equity" of the Company. Such unearned compensation is being amortized over the applicable service period of three to five years. During 1997, $115,000 was amortized to compensation expense of the Partnership, of which $49,000 related to the Company's 42.7% interest, and, accordingly, was credited to "Unearned compensation." The Company's portion of the remaining unamortized balance relating to National Propane's below market unit options included in "Unearned compensation" is $533,000 at December 28, 1997.

       In 1995 the Company granted the syndicated lending bank in connection with the Mistic Bank Facility (see Note 8) and two senior officers of Mistic stock appreciation rights (the "Mistic Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic's outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vested over time and two-thirds vested depending on Mistic's performance. The Mistic Rights provided for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which was equal to the Company's per-share capital contribution to Mistic in connection with the Mistic Acquisition (see Note 3). The value of the Mistic Rights granted to the syndicating lending bank was recorded as deferred financing costs. The Company recognized periodically the estimated increase or decrease in the value of the Mistic Rights; such amounts were not significant in 1995, 1996 or 1997. In connection with the refinancing of the Mistic Bank Facility in May 1997, the Mistic Rights granted to the syndicating lending bank were repurchased by the Company for $492,000; the $177,000 excess of such cost over the then recorded value of such rights of $315,000 was recorded as "Interest expense" during 1997. In addition, the Mistic Rights granted to the two senior officers were canceled in 1997 in consideration for, among other things, their participation in the TBHC Plan.

       Effective January 1, 1996 the Company adopted SFAS 123. In accordance with the intrinsic value method of accounting for stock options, the Company has not recognized any compensation expense for those stock options granted in 1995, 1996 and 1997 at option prices equal to the fair market value of the Class A Common Stock at the respective dates of grant. The following pro forma net loss and net loss per share adjusts such data as set forth in the accompanying consolidated statements of operations to reflect for the Equity Plans, the TBHC Plan and the Propane Plan (i) compensation expense for all 1995, 1996 and 1997 stock option grants, including those granted at below market option prices, based on the fair value method as provided for in SFAS 123, (ii) the reduction in compensation expense recorded in accordance with the intrinsic value method by eliminating the amortization of unearned compensation associated with options granted at below market option prices and (iii) the income tax effects thereof (in thousands except per share data):


                                                                             1995               1996             1997
                                                                             ----               ----             ----
       Net loss......................................................     $  (37,280)       $  (16,313)     $   (7,810)
       Loss per share................................................          (1.25)             (.55)           (.26)



       The above pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years because pro forma compensation expense for grants (i) prior to 1995 is not considered, (ii) under the TBHC Plan did not occur prior its adoption in 1997 and (iii) under the Propane Plan will not be included after 1997 as the Partnership will be accounted for under the equity method of accounting commencing in 1998 (see Note 7).

       The fair value of stock options granted on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       1995              1996                         1997
                                                    -----------      ------------       --------------------------------
                                                      EQUITY            EQUITY           EQUITY       TBHC      PROPANE
                                                       PLAN              PLAN             PLAN        PLAN       PLAN
                                                       ----              ----             ----        ----       -----
       Risk-free interest rate.............            5.68%             6.66%            6.36%       6.22%      6.00%
       Expected option life................           7 years           7 years          7 years     7 years    7 years
       Expected volatility.................           45.72%            43.23%           40.26%        N/A      19.40%
       Dividend yield......................            None              None             None        None      10.28%



       A summary of the changes in the outstanding shares of restricted stock granted by the Company from treasury stock is as follows:

       Outstanding at January 1, 1995..........................        468,750
       Granted during 1995.....................................          6,700
       Converted to Rights (see below) during 1995.............         (4,550)
       Forfeited during 1995...................................         (6,700)
       Vested during 1995 (see below)..........................       (464,200)
                                                                    ----------
       Outstanding at December 31, 1995, 1996 and 1997.........            --
                                                                    ==========

       Grants of restricted stock resulted in unearned compensation included in the "Unearned compensation" component of "Other stockholders' equity" equal to the number of shares granted multiplied by the market value of the Company's Class A Common Stock on the grant date. The 1995 grant of 6,700 shares of restricted stock resulted in additional unearned compensation of $68,000 based upon the market value of the Company's Class A Common Stock at the date of grant of $10.125. Restricted stock vested over three to four years, other than the 1995 addition which vested upon grant. The related unearned compensation was amortized over the applicable vesting period, prior to the accelerated vestings of restricted stock described below, and, together with the amortization of unearned compensation related to the accelerated vesting, was recorded as "General and administrative". The vesting of 150,000 shares of restricted stock held by the three court-appointed members of a special committee of Triarc's Board of Directors (the "Special Committee Members") was accelerated in connection with their decision not to stand for re-election as directors of the Company at the 1995 annual stockholders meeting resulting in a charge for amortization of unearned compensation in 1995 of $1,691,000 (including $723,000 which would have otherwise been amortized during the post-acceleration 1995 period). On December 7, 1995 the Compensation Committee of Triarc's Board of Directors authorized management of the Company to accelerate the vesting of the remaining 307,500 shares of restricted stock. On January 16, 1996 management of the Company accelerated the vesting and the Company recorded the resulting additional amortization of unearned compensation of $1,640,000 in its entirety in 1995 which together with the $1,691,000 related to the Special Committee Members, resulted in aggregate amortization of unearned compensation in connection with accelerated vesting of $3,331,000. Compensation expense for the aggregate amortization of unearned compensation was $5,281,000 in 1995 (including the $3,331,000 relating to the previously discussed accelerated vesting of restricted stock).

       Prior to 1995 and during the year ended December 31, 1995, the Company agreed to pay to employees terminated during each such period and directors who were not reelected during 1994 and 1995 who held restricted stock and/or stock options, an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value (see below) of such restricted stock and stock options (the "Rights") in exchange for such restricted stock or stock options. Such exchanges for restricted stock were for 36,000 and 4,550 Rights prior to 1995 and in 1995, respectively, and for stock options were 166,000, 97,700 and 12,500 Rights prior to 1995 and in 1995 and 1996, respectively. All such exchanges were for an equal number of shares of restricted stock or stock options except that the 4,550 Rights granted in 1995 were in exchange for 11,250 shares of restricted stock. The Rights which resulted from the exchange of stock options had base prices ranging from $10.75 to $30.75 per share and the Rights which resulted from the exchange of restricted stock all had a base price of zero. The restricted stock for which Rights were granted was fully vested upon termination of the employees. As a result of such accelerated vesting the Company incurred charges representing unamortized unearned compensation of $13,000 during 1995 included in "General and administrative". Of the 316,750 Rights granted, (i) 36,000 and 4,550 relating to restricted stock were exercised in 1995 and 1996, respectively, (ii) 71,000, 108,700 and 80,000 relating to stock options expired prior to 1995 and in 1996 and 1997, respectively and (iii) 16,500 relating to stock options were exercised in 1996. Upon issuance of the Rights the Company recorded a liability equal to the excess of the then market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged. Such liability was adjusted to reflect changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights.

(12)   FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

       Facilities relocation and corporate restructuring consisted of the following (in thousands):



                                                                                         1995(A)        1996(B)        1997(C)
                                                                                         -------        -------        -------

       Estimated restructuring charges associated with employee
          severance and related termination costs.....................................$      510     $    2,200     $     5,426
       Employee relocation costs......................................................       --             --            1,337
       Write-off of certain beverage distribution rights..............................       --             --              300
       Costs related to the then planned spinoff of the Company's
          restaurant/beverage group (Note 3)..........................................       --             400              12
       Estimated costs related to sublease of excess office space ....................       --           3,700              --
       Costs of terminating a beverage distribution agreement.........................       --           1,300              --
       Estimated costs of beverage plant closing and other asset disposals............       --             600              --
       Consulting fees paid associated with combining certain operations
          of Royal Crown and Mistic ($500) and other costs ($100).....................       --             600              --
       Costs related to a consulting agreement between the Company
          and a former Vice Chairman .................................................     2,500            --               --
       Reduction to estimated costs provided prior to 1995 to relocate the
          Company's headquarters......................................................      (310)           --               --
                                                                                      ----------     ----------     -----------
                                                                                      $    2,700     $    8,800     $     7,075
                                                                                      ==========     ==========     ===========


       (a) The 1995 facilities relocation and corporate restructuring charge related to (i) a $310,000 reduction of the estimated costs, provided prior to 1995, to terminate the lease on the Company's then existing corporate facilities in Miami Beach with one of the Posner Entities, resulting from the 1995 Posner Settlement (see
             Note 11) and (ii) severance costs associated with the resignation of the Vice Chairman of Triarc, who had served from April 23, 1993 to December 31, 1995 (see Note 11), and the 1995 termination of other corporate employees in conjunction with a reduction in corporate staffing.

      (b) The 1996 facilities relocation and corporate restructuring charge principally related to (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants and the relocation (the "Royal Crown Relocation") of Royal Crown's headquarters which were centralized with TBHC's offices in White Plains, New York, (ii) employee severance costs associated with the Royal Crown Relocation, (iii) terminating a beverage distribution agreement, (iv) the shutdown of the beverage segment's Ohio production facility and other asset disposals, (v) consultant fees paid associated with combining certain operations of Royal Crown and Mistic and (vi) the then planned spinoff of the Company's restaurant/beverage group (see Note 3).

       (c) The 1997 facilities relocation and corporate restructuring charge principally related to (i) employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale (see Note 3), (ii) costs associated with the Royal Crown Relocation and (iii) the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by the Company as a result of the sale or liquidation of the assets and liabilities of MetBev, Inc., an affiliate (see Note 22).

(13)   ACQUISITION RELATED COSTS

       Acquisition related costs are attributed to the Snapple Acquisition and the Stewart's Acquisition during 1997 and consisted of the following (in thousands):




       Write down glass front vending machines based on the Company's change in estimate of their
          value considering the Company's plans for their future use..................................................$    12,557
       Provide additional reserves for legal matters based on the Company's change in Quaker's estimate
          of the amounts required reflecting the Company's plans and estimates of costs to resolve such matters.......      6,697
       Provide additional reserves for doubtful accounts related to Snapple ($2,254) and the effect of the
          Snapple Acquisition ($975) on MetBev, Inc. (see Note 22) based on the Company's change in
          estimate of the related write-off to be incurred............................................................      3,229
       Provide for fees paid to Quaker pursuant to a transition services agreement....................................      2,819
       Reflects the portion of promotional expenses relating to the Pre-Acquisition Period as a
          result of the Company's current operating expectations......................................................      2,510
       Provide for certain costs in connection with the successful consummation of the Snapple Acquisition
          and the Mistic refinancing in connection with entering into the Credit Agreement............................      2,000
       Provide for costs, principally for independent consultants, incurred in connection with the
          conversion of Snapple to the Company's operating and financial information systems..........................      1,603
       Sign-on bonus..................................................................................................        400
                                                                                                                      -----------
                                                                                                                      $    31,815
                                                                                                                      ===========



(14)   GAIN (LOSS) ON SALE OF BUSINESSES, NET

       The "Gain (loss) on sale of businesses, net" as reflected in the accompanying consolidated statements of operations was $(100,000), $77,000,000 and $4,955,000 in 1995, 1996 and 1997, respectively. The loss in 1995 resulted from the writeoff of the Company's then investment in MetBev (see Note 22), a beverage distributor in the New York metropolitan area when the Company determined the decline in value of such investment was other than temporary which resulted in a pretax loss of $1,000,000 less $900,000 of gains relating to sales of assets of the natural gas and oil businesses. The gain in 1996 resulted from a pretax gain of $85,175,000 from the Offerings in the Partnership (see
Note 3) less (i) a pretax loss of  $4,500,000  from the  Graniteville  Sale (see
Note 3), and (ii) a pretax loss of $3,675,000 associated with the write-down of MetBev (see Note 22). The gain in 1997 consisted of (i) $8,468,000 of recognition of deferred gain from the Offerings in the Partnership, and (ii) $576,000 of recognized gain on the C&C Sale (see Note 3) less $4,089,000 of loss from the RTM Sale (see Note 3).

(15)   INVESTMENT INCOME, NET

       Investment income consisted of the following components (in thousands):



                                                                                        1995             1996             1997
                                                                                        ----             ----             ----

       Interest income ........................................................    $     2,578    $       7,299      $      7,540
       Realized gain (loss) on marketable securities...........................           (254)             700             4,849
       Dividend income.........................................................            --                70               382
                                                                                   -----------    -------------      ------------
                                                                                   $     2,324    $       8,069      $     12,771
                                                                                   ===========    =============      ============


(16)      OTHER INCOME (EXPENSE), NET

       Other income (expense), net consisted of the following components (in thousands):

                                                                                        1995             1996             1997
                                                                                        ----             ----             ----

       Interest income ........................................................    $       988    $       1,264      $      1,529
       Posner Settlements (a)..................................................          2,312              --              1,935
       Gain on sale of excess timberland ......................................         11,945              --                --
       Net gain (loss) on other sales of assets................................         (1,684)             (38)            1,344
       Gain on lease termination...............................................            --               --                892
       Equity in earnings of investees (Note 7) ...............................            --               --                585
       Joint venture investment settlement (b).................................            --            (1,500)           (3,665)
       Insurance settlement for fire-damaged equipment.........................          1,875              --                --
       Columbia Gas Settlement (c).............................................          1,856              --                --
       Other, net .............................................................           (511)             148             1,250
                                                                                   -----------    -------------      ------------
                                                                                   $    16,781    $        (126)     $      3,870
                                                                                   ===========    =============      ============


      (a) Pursuant to the 1995 Posner Settlement, Posner paid the Company $6,000,000 in January 1995 in exchange for, among other things, the release by the Company from certain claims that it may have with respect to the Posner Entities, subject to the satisfaction by the Posner Entities of certain obligations under the Posner Settlement. The Company used a portion of such funds to pay (i) $2,000,000 to the court-appointed members of a special committee of the Company's Board of Directors for services rendered in connection with the consummation of the Posner Settlement and (ii) $1,150,000 of other expenses, including related attorney's fees of $850,000, resulting in a pretax excess of $2,850,000, of which $538,000 reduced
            "General and administrative" as a recovery of legal expenses originally reported therein and $2,312,000 was credited to "Other income (expense), net" as reimbursement to the Company for certain legal fees incurred prior to 1995 in connection with matters relating to the Posner Settlement.

            In June 1997 the Company entered into another settlement agreement with the Posner Entities pursuant to which the Posner Entities paid the Company $2,500,000 in exchange for, among other things, dismissal of claims against the Posner Entities. The $2,500,000, less $356,000 of related legal expenses and reimbursement of previously incurred costs, resulted in a pretax gain of $2,144,000, of which $209,000 reduced "General and administrative" as a recovery of legal expenses originally reported therein and $1,935,000 was reported as "Other income (expense), net".

      (b) In 1994 Chesapeake Insurance and SEPSCO invested approximately $5,100,000 in a joint venture with Prime Capital Corporation
            ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture and received in return an aggregate amount of approximately $5,300,000. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In
            November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5,300,000. In January 1997 the bankruptcy trustee commenced adversary proceedings against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 alleging such payments from Prime were preferential or constituted fraudulent transfers. In November 1997 Chesapeake Insurance, SEPSCO and the bankruptcy trustee agreed to a settlement of the actions and, in conjunction therewith, in December 1997 SEPSCO and Chesapeake Insurance collectively returned $3,550,000 to Prime. In 1996 the Company recorded its then estimate of the minimum costs to defend its position or settle the action of $1,500,000. In 1997 the Company recorded the remaining costs of $3,665,000, reflecting an aggregate $1,615,000 of related legal and expert fees.

      (c) The Company was a party to a class action lawsuit brought against Columbia Gas System, Inc. ("Columbia Gas") in which the claimants charged that Columbia Gas had overcharged the claimants for purchases of propane gas. During the fourth quarter of 1995 the Company received $2,406,000 in full settlement of the lawsuit which resulted in a gain of $1,856,000 net of estimated expenses.

(17)   DISCONTINUED OPERATIONS

       On December 23, 1997 the Company  consummated the C.H.  Patrick Sale (see
Note 3) and C.H. Patrick has been accounted for as a discontinued operation in 1997 and the accompanying 1995 and 1996 consolidated financial statements have been reclassified accordingly. In addition, prior to 1995 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") which have been accounted for as discounted operations and of which there remain certain obligations not transferred to the buyers of the discontinued businesses to be liquidated and incidental plants and properties of the refrigeration business to be sold.

       The income from discontinued operations consisted of the following (in thousands):



                                                                                         1995            1996              1997
                                                                                         ----            ----              ----


      Income from discontinued operations net of
         income taxes of $1,513, $3,360 and $943 ..................................   $     2,439     $     5,213       $    1,209
      Gain on disposal of discontinued operations
         net of income taxes of $13,768............................................           --              --            19,509
                                                                                      -----------     -----------       ----------
                                                                                      $     2,439     $     5,213       $   20,718
                                                                                      ===========     ===========       ==========


      The income from discontinued operations to the December 23, 1997 sale date consisted of the following (in thousands):



                                                                                        1995             1996              1997
                                                                                        ----             ----              ----

     Revenues..................................................................    $   42,210        $   61,064      $    65,227
     Operating income..........................................................        10,844            10,874            5,405
     Income before income taxes................................................         3,952             8,573           35,429
     Provision for income taxes................................................        (1,513)           (3,360)         (14,711)
     Net income................................................................         2,439             5,213           20,718



     The net current assets  (liabilities)  of  discontinued  operations and net
non-current   liabilities  (none  as  of  December  28,  1997)  of  discontinued
operations consisted of the following (in thousands):




                                                                                                 1996              1997
                                                                                                 ----              ----

     Current assets (liabilities)
       Cash..................................................................................    $    215         $    --
       Receivables, net......................................................................       9,650              --
       Inventories...........................................................................      15,755              --
       Other current assets..................................................................         325              --
       Current portion of long-term debt.....................................................      (2,500)             --
       Accounts payable......................................................................      (2,006)             --
       Accrued expenses......................................................................      (1,546)             --
       Net current liabilities of SEPSCO Discontinued Operations (included
         in "Accrued expenses" at December 28, 1997).........................................      (3,589) (a)      (4,339) (a)
                                                                                                 --------         --------
                                                                                                 $ 16,304         $ (4,339)
                                                                                                 ========         ========
     Non-current assets (liabilities)
       Properties, net.......................................................................    $  8,304
       Unamortized costs in excess of net assets of acquired companies.......................       3,073
       Other non-current assets..............................................................       3,089
       Long-term debt........................................................................     (31,375)
                                                                                                 --------
                                                                                                 $(16,909)
                                                                                                 ========


            (a) Exclusive of a $3,000,000 note receivable due in full in 2000, bearing interest at 8% and due from National Cold Storage, Inc., a company formed by two then officers of SEPSCO to purchase one of the refrigeration businesses, which has not been recognized since at the time of sale collection thereof was not reasonably assured.

           Losses associated with the SEPSCO Discontinued Operations were provided for in their entirety in years prior to 1995. After consideration of the amounts provided in prior years, the Company expects the liquidation of the remaining liabilities associated with the SEPSCO Discontinued Operations as of December 28, 1997 will not have any material adverse impact on its financial position or results of operations.

(18)   EXTRAORDINARY ITEMS

      The 1996 extraordinary items resulted from the early extinguishment of (i) the Company's 11 7/8% senior subordinated debentures due February 1, 1998, in February 1996, (ii) all of the debt of the Textile Business in connection with the Graniteville Sale (see Note 3) in April 1996, (iii) substantially all of the long-term debt of National Propane on July 2, 1996 in connection with the Propane Sale (see Note 3) and (iv) a 9 1/2% promissory note payable with an outstanding balance of $36,487,000 (including accrued interest of $1,790,000) for cash of $27,250,000 on July 1, 1996. The 1997 extraordinary items resulted from the early extinguishment or assumption of (i) mortgage and equipment notes payable assumed by RTM in connection with the RTM Sale (see Note 3), (ii) obligations under Mistic's former credit facility in May 1997 refinanced in connection with entering into the Credit Agreement (see Note 8) and (iii) obligations under C.H. Patrick's credit facility in December 1997 in connection with the C.H. Patrick Sale (see Note 3). The components of such extraordinary items were as follows (in thousands):




                                                                                               1996         1997
                                                                                               ----         ----

           Write-off of unamortized deferred financing costs............................. $   (10,469)   $  (6,178)
           Write-off of unamortized original issue discount..............................      (1,776)          --
           Prepayment penalties..........................................................      (5,744)          --
           Fees..........................................................................        (250)          --
           Discount from principal on early extinguishment...............................       9,237           --
                                                                                          -----------    ---------
                                                                                               (9,002)      (6,178)
           Income tax benefit............................................................       3,586        2,397
                                                                                          -----------    ---------
                                                                                          $    (5,416)   $  (3,781)
                                                                                          ===========    =========


(19)   PENSION AND OTHER BENEFIT PLANS

       The Company maintains several 401(k) defined contribution plans (the "Plans") covering all employees who meet certain minimum requirements and elect to participate including certain employees of Snapple subsequent to May 22, 1997 and Mistic subsequent to January 1, 1996 and excluding certain employees of Cable Car (eligibility expected to commence in 1998) and those employees covered by plans under certain union contracts. Under the provisions of the Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. The Plans provide for Company matching contributions at either 25% or 50% of employee contributions up to the first 5% thereof or at 100% of employee contributions up to the first 3% thereof. The Plans also provide for additional annual Company contributions either equal to 1/4% of 1% of employee's total compensation or an arbitrary aggregate amount to be determined by the employer. In connection with these employer contributions, the Company provided $3,024,000, $1,885,000 and $1,731,000 in 1995, 1996 and 1997, respectively. The decrease in contributions subsequent to 1995 is principally due to the effect of the April 1996 sale of the Textile Business.

     The Company provides or provided defined benefit plans for employees of certain subsidiaries. Prior to 1995 all of the plans were frozen.

       The components of the net periodic pension cost were as follows (in thousands):


                                                                                      1995          1996          1997
                                                                                      ----          ----          ----

       Current service cost (represents plan expenses).........................    $     151     $    160      $    151
       Interest cost on projected benefit obligation...........................          503          481           467
       Return on plan assets ..................................................       (1,445)        (762)       (1,216)
       Net amortization and deferrals..........................................          993          240           658
                                                                                   ---------     --------      --------
            Net periodic pension cost .........................................    $     202     $    119      $     60
                                                                                   =========     ========      ========



       The following table sets forth the plans' funded status (in thousands):



                                                                                              AGGREGATE OF PLANS WHOSE
                                                                           --------------------------------------------------------
                                                                                  ASSETS EXCEEDED           ACCUMULATED BENEFITS
                                                                               ACCUMULATED BENEFITS          EXCEEDED ASSETS (A)
                                                                                     YEAR-END                   YEAR-END
                                                                               1996             1997              1996
                                                                               ----             ----              ----

      Actuarial present value of benefit obligations
            Vested benefit obligation......................................$       2,227    $     6,755       $    4,634
            Non-vested benefit obligation..................................           --             16               18
                                                                           -------------    -----------       ----------
                 Accumulated and projected benefit obligation..............        2,227          6,771            4,652
            Plan assets at fair value......................................       (2,751)        (7,661)          (4,351)
                                                                           -------------    -----------       ----------
            Funded status..................................................         (524)          (890)             301
            Unrecognized net gain from plan experience.....................          629          1,383              230
                                                                           -------------    -----------       ----------
                 Accrued pension cost......................................$         105    $       493       $      531
                                                                           =============    ===========       ==========


      (a) at December 28, 1997 the assets exceeded the accumulated benefits for all plans.



       Significant assumptions used in measuring the net periodic pension cost for the plans included the following: (i) the expected long-term rate of return on plan assets was 8% and (ii) the discount rate was 8% for 1995, 7% for 1996, and 7 1/2% for 1997. The discount rate used in determining the benefit obligations above was 7 1/2% at December 31, 1996 and 7% at December 28, 1997. The effects of the 1996 decrease and the 1997 increase in the discount rate did not materially affect the net periodic pension cost. The 1997 decrease in the discount rate used in determining the benefit obligation resulted in an increase in the accumulated and projected benefit obligation of $315,000.

       Plan assets as of December 28, 1997 are invested in managed portfolios consisting of government and government agency obligations (51%), common stock (37%), corporate debt securities (10%) and other investments (2%).

       Under certain union contracts, the Company is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, the Company provided $669,000 in each of 1995 and 1996, and $614,000 in 1997. Information from the administrators of the plans is not available to permit the Company to determine its proportionate share of unfunded vested benefits, if any.

       The Company maintains unfunded postretirement medical and death benefit plans for a limited number of employees who have retired and have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. Prior to the April 1996 sale of the Textile Business, a limited number of active employees, upon retirement, were also covered. The net postretirement benefit cost for 1995, 1996 and 1997, as well as the accumulated postretirement benefit obligation as of December 28, 1997, were insignificant.

(20)   LEASE COMMITMENTS

      The Company leases buildings and improvements and machinery and equipment. Prior to the RTM Sale, some leases provided for contingent rentals based upon sales volume. In connection with the RTM Sale in May 1997, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM, although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $100,000,000 as of December 28, 1997) are not made by RTM. The Company provided $9,677,000 in "Reduction in carrying value of long-lived assets impaired or to be disposed of" in 1996 representing the present value of future operating lease payments relating to certain equipment transferred to RTM but the obligations for which remain with the Company.

       Rental  expense  under  operating   leases  consisted  of  the  following
components (in thousands):


                                                                                1995            1996              1997
                                                                                ----            ----              ----

          Minimum rentals..................................................   $    25,784   $      28,377   $     20,934
          Contingent rentals...............................................           987             794            204
                                                                              -----------   -------------   ------------
                                                                                   26,771          29,171         21,138
          Less sublease income.............................................         5,358           5,460          6,027
                                                                              -----------   -------------   ------------
                                                                              $    21,413   $      23,711   $     15,111
                                                                              ===========   =============   ============



       The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 28, 1997, excluding $7,925,000 of those future operating lease payments for which the Company has provided as set forth above, are as follows (in thousands):




                                                                            RENTAL PAYMENTS              SUBLEASE INCOME
                                                                   ----------------------------   -------------------------
                                                                      CAPITALIZED    OPERATING     CAPITALIZED   OPERATING
                                                                        LEASES        LEASES         LEASES       LEASES

        1998.......................................................$          197   $    13,935   $        60   $     4,566
        1999.......................................................           140        11,042            60         2,404
        2000.......................................................           122         9,738            55         1,639
        2001.......................................................           122         9,379            41         1,464
        2002.......................................................           122         8,501            44           616
        Thereafter.................................................           393        35,948           160         1,337
                                                                   --------------   -----------   -----------   -----------
          Total minimum payments...................................         1,096   $    88,543   $       420   $    12,026
                                                                                    ===========   ===========   ===========
        Less interest..............................................           377
                                                                   --------------
        Present value of minimum capitalized lease payments........$          719
                                                                   ==============





       The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets (see Note 8).

(21)   LEGAL AND ENVIRONMENTAL MATTERS

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $10,274,000 (see Note 6) as of December 28, 1997. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

(22)   TRANSACTIONS WITH RELATED PARTIES

       The Company leases aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, for a base annual rent, commencing at $1,800,000 in October 1993 which is indexed for annual cost of living adjustments. In accordance with a May 1997 lease amendment, the base rent was increased $1,250,000 and the Company paid TASCO $2,500,000 for (i) an option to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace one of the aircraft covered under the lease. Such $2,500,000 is being amortized to rental expense over the five-year period commencing October 1, 1997. In connection with such lease the Company had rent expense of $1,910,000, $1,973,000 and $2,876,000 for 1995, 1996 and 1997, respectively. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

       The Company subleased through January 31, 1996 from an affiliate of Messrs. Peltz and May approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. Rental expense during 1995 and 1996 for such subleases, including operating expenses, but net of amounts received by the Company for its sublease of a portion of such space through January 1996 ($357,000 and $30,000, respectively) was $1,350,000 and $1,100,000 respectively. Such amounts are less than the rents such affiliates paid to the unaffiliated landlords but represent amounts the Company believes it would have paid an unaffiliated third party for similar improved office space.

       The Company had secured receivables from Pennsylvania Engineering Corporation ("PEC"), a former affiliate, aggregating $6,664,000 which were fully reserved prior to 1995. PEC had filed for protection under the bankruptcy code and, moreover, the Company had significant doubts as to the net realizability of the underlying collateral. During the fourth quarter of 1995, the Company received $3,049,000 with respect to amounts owed from PEC representing the Company's allocated portion of the bankruptcy settlement reported as "Recovery of doubtful accounts from former affiliates" in the accompanying consolidated statements of operations.

      During 1995 the Company paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev, Inc. ("MetBev") in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. The remaining 62.5% was owned by other parties and was subject to certain vesting provisions. Upon consummation of the sale of the MetBev distribution rights (see below), the
Company's voting interest in MetBev was 44.7% principally due to the cancellation of nonvested stock. Additionally, pursuant to a revolving credit agreement between Triarc and MetBev, Triarc loaned $2,000,000 and $2,475,000 to MetBev in 1995 and 1996, respectively, which loans were secured by the receivables and inventories of MetBev. In December 1996 the distribution rights of MetBev were sold to a third party for minimum payments over a three-year period aggregating $1,050,000 and MetBev commenced the liquidation of its remaining assets and liabilities. During 1997 the Company advanced MetBev an additional $539,000 for costs incurred in liquidating the remaining assets and liabilities and related close-down costs of its facility. The Company has not received any payments on the $1,050,000 from the purchaser of MetBev's distributor rights and does not expect to collect due to financial difficulties of the purchaser which the Company believes is due to competitive pressures on the purchaser following the Snapple Acquisition and the Company's revitalization of Snapple. In connection therewith, in 1995 the Company provided a reserve of $800,000 (included in "General and administrative") relating to its loans to MetBev and wrote off its $1,000,000 investment (see Note 14) and in 1996 wrote down the remaining $3,675,000 (see Note 14) since MetBev had incurred significant losses from its inception and had a stockholders' deficit as of December 31, 1996 of $8,943,000. Further, the Company provided $1,745,000 and $2,000,000 (included in "General and administrative" and "Advertising, selling and distribution") in 1995 and 1996, respectively, for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev (and in 1995 a guarantee of a MetBev third party accounts payable) resulting in remaining accounts receivable of $997,000. In 1997 the Company wrote off its remaining receivables from MetBev, after offsetting amounts otherwise payable to the purchaser, amounting to $975,000 (included in "Acquisition related costs" - see Note 13).

See also Notes 7, 8, 11 and 12 with respect to other transactions with related parties.

(23)   BUSINESS SEGMENTS

       The Company currently has three major segments, beverages, restaurants and propane (see Note 2 for a description of each segment) and prior to the sales of C.H. Patrick and the Textile Business (see Note 3) the Company operated in the textile business. The beverage segment includes the operations acquired in (i) the Mistic Acquisition commencing August 9, 1995, (ii) the Snapple Acquisition commencing May 22, 1997 and (iii) the Stewart's Acquisition commencing November 25, 1997 (see Note 3). The textile segment represents only the Textile Business until its sale on April 29, 1996 since the sale of C.H. Patrick was accounted for as a discontinued operation (see Note 17).

     Information concerning the various segments in which the Company operates(d) is shown in the table below. Operating profit (loss) is total revenues less operating expenses. In computing operating profit or loss, interest expense, general corporate expenses and non-operating income and expenses, including investment income, have not been considered. Operating loss for the restaurant segment in 1995 and 1996 reflects provisions of $14,647,000 and $64,300,000, respectively, for reductions in carrying value of long-lived assets impaired or to be disposed of (see Note 3). Operating profit for the beverage segment in 1997 reflects $31,815,000 of acquisition related costs (see
Note 13). Identifiable assets by segment are those assets that are used in the Company's operations in each segment; however, there are no identifiable assets for the propane segment as of December 28, 1997 due to the Deconsolidation (see
Note 7). General corporate assets consist primarily of cash and cash equivalents, short-term and non-current investments, properties and deferred financing costs.

       No customer accounted for more than 10% of consolidated revenues in 1995, 1996 or 1997.





                                                                         1995              1996              1997
                                                                         ----              ----              ----
                                                                                      (IN THOUSANDS)
       Revenues:
             Beverages...........................................$       214,587    $      309,142     $      555,723
             Restaurants.........................................        272,739           288,293            140,429
             Propane.............................................        148,998           173,260            165,169
             Textiles............................................        505,687           157,490                --
                                                                 ---------------    --------------     --------------
                  Consolidated revenues..........................$     1,142,011    $      928,185     $      861,321
                                                                 ===============    ==============     ==============
       Operating profit:
             Beverages.......................................... $         4,662    $       17,195     $        1,489
             Restaurants.........................................         (6,437)          (48,741)            28,532
             Propane.............................................         14,516            15,586              9,607
             Textiles............................................         13,720             5,316                 --
                                                                 ---------------    --------------     --------------
                  Segment operating profit (loss)................         26,461           (10,644)            39,628
             Interest expense....................................        (84,126)          (71,025)           (71,648)
             Non-operating income, net...........................         19,005            84,943             21,596
             General corporate expenses..........................         (3,316)           (7,209)           (12,666)
                                                                 ---------------    --------------     --------------
                  Consolidated loss from continuing
                      operations before income taxes and
                      minority interests ........................        (41,976)   $       (3,935)    $      (23,090)
                                                                 ===============    ==============     ==============

       Identifiable assets:
             Beverages ..........................................       306,349     $      304,538     $      774,943
             Restaurants ........................................       180,734            132,296             51,759
             Propane.............................................       139,025            156,192                 --
             Textiles............................................       295,345                --                  --
                                                                   ------------     --------------     --------------
                  Total identifiable assets......................       921,453            593,026            826,702
             General corporate assets............................       131,132            222,455            178,171
             Discontinued operations.............................        24,588             16,304                 --
                                                                   ------------     --------------     --------------
                  Consolidated assets............................     1,077,173     $      831,785     $    1,004,873
                                                                   ============     ==============     ==============

       Capital expenditures:
             Beverages..........................................  $       1,656     $        1,529     $        3,241
             Restaurants........................................         47,444             15,584                963
             Propane............................................          8,966              6,973              7,793
             Textiles...........................................         11,699                976                --
             Corporate..........................................             57              4,519              1,909
                                                                  -------------     --------------     --------------
                  Consolidated capital expenditures.............  $      69,822     $       29,581     $       13,906
                                                                  =============     ==============     ==============

       Depreciation and amortization of properties:
             Beverages .........................................  $       1,005     $        1,480     $        5,663
             Restaurants........................................         12,927             13,096                702
             Propane............................................          9,546             10,017             10,596
             Textiles...........................................         14,073              4,855                 --
             Corporate..........................................            333                139                697
                                                                  -------------     --------------     --------------
                  Consolidated depreciation and amortization....  $      37,884     $       29,587     $       17,658
                                                                  =============     ==============     ==============



(24)   QUARTERLY INFORMATION (UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                             ----------------------------------------------------------------------
                                                              MARCH 31,         JUNE 30,        SEPTEMBER 30, (A)  DECEMBER 31,(B)
                                                              ---------         --------        -----------------  ---------------
                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

       1996
            Revenues.........................................$     318,417    $       229,424    $      188,487     $ 191,857
            Gross profit.....................................       89,228             82,100            73,719        76,225
            Operating profit (loss)..........................       22,718             14,188             8,407       (63,166)
            Income (loss) from continuing operations ........          127             (5,437)           46,076       (54,464)
            Discontinued operations..........................        1,658              1,854             1,256           445
            Extraordinary items (Note 18)....................       (1,387)            (7,151)            3,122           --
            Net income (loss)................................          398            (10,734)           50,454       (54,019)
            Basic and diluted income (loss) per share (c):
                Continuing operations........................          --                (.18)             1.54         (1.82)
                Discontinued operations......................          .06                .06               .04           .01
                Extraordinary items .........................         (.05)              (.24)              .11           --
                Net income (loss)............................          .01               (.36)             1.69         (1.81)


                                                                                          THREE MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                MARCH 30,       JUNE 29, (D)    SEPTEMBER 28,       DECEMBER 28, (E)
                                                                ---------       ------------    -------------       ---------------
                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

       1997
            Revenues.........................................$     189,156    $       208,287    $      258,562      $  205,316
            Gross profit.....................................       76,755             93,216           124,582          94,831
            Operating profit (loss)..........................       15,984            (31,118)           23,534          18,562
            Income (loss) from continuing operations ........       (1,638)           (31,973)           10,301           2,757
            Discontinued operations..........................          461                804               639          18,814
            Extraordinary charge (Note 18)...................          --              (2,954)              --             (827)
            Net income (loss)................................       (1,177)           (34,123)           10,940          20,744
            Basic income (loss) per share:
                Continuing operations........................         (.06)             (1.07)              .34             .09
                Discontinued operations......................          .02                .03               .02             .62
                Extraordinary items .........................          --                (.10)              --             (.03)
                Net income (loss)............................         (.04)             (1.14)              .36             .68
            Diluted income (loss) per share (c):
                Continuing operations........................         (.06)             (1.07)              .33             .09
                Discontinued operations......................          .02                .03               .02             .59
                Extraordinary items (g)......................          --                (.10)              --             (.03)
                Net income (loss)............................         (.04)             (1.14)              .35             .65



       (a) The results for the three months ended September 30, 1996 were materially affected by a net gain from the sale of businesses of $77,123,000 or $46,899,000 net of income tax benefit of $30,224,000. Such net gains consisted of an $83,447,000 gain on the IPO, partially offset by a $3,500,000 loss on the sale of the Textile Business and a $2,825,000 loss associated with the write-down of MetBev. See Notes 3 and 22.

       (b) The results for the three months ended December 31, 1996 were materially affected by (i) a provision for the reduction in carrying value of long-lived assets to be disposed of amounting to $64,300,000 (see Note 3) or $39,444,000 net of income tax benefit of $24,856,000 and (ii) facilities relocation and corporate restructuring charges (see Note 12) of $7,500,000 or $4,701,000 net of income tax benefit of $2,799,000.

      (c) Basic and diluted earnings (loss) per share are the same for the 1996 quarters since potentially dilutive stock options had either insignificant (three months ended March 31 and September 30) or antidilutive (three months ended June 30 and December 31) effects. Basic and diluted loss per share are the same for the three months ended March 30, 1997 and June 29, 1997 since potentially dilutive stock options had an antidilutive effect. The weighted average shares for diluted earnings per share for the three months ended September 28, 1997 and December 28, 1997 were increased by 933,000 and 1,293,000 shares, respectively, for the effect of dilutive stock options.

       (d) The results for the three months ended June 29, 1997 were materially affected by (i) acquisition related charges (see Note 13) of $32,440,000 or $19,789,000 net of $12,651,000 of income tax benefit and (ii) facilities relocation and corporate restructuring charges (see Note 12) of $5,467,000 or $3,362,000 net of $2,105,000 of income tax benefit.

       (e) The results for the three months ended December 28, 1997 were materially affected by a gain on disposal of discontinued operations relating to the C.H. Patrick Sale of $33,277,000 (see Note 3) or $19,509,000 net of income tax provision of $13,768,000.

(25)   SUBSEQUENT EVENT

      On February 9, 1998 the Company sold zero coupon convertible subordinated debentures due 2018 (the "Debentures") with a principal amount at maturity of $360,000,000 to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures were issued at a discount of 72.177% from principal resulting in proceeds to the Company of $100,163,000 before placement fees of $3,006,000 and other related fees and expenses. The issue price represents an annual yield to maturity of 6.5%. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5%. The conversion of all of the Debentures into Class A Common Stock would result in the issuance of 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by the Company commencing February 9, 2003 at the original issue price plus accrued original issue discount to the date of any such redemption. The Company has agreed to file a registration statement with the Securities and Exchange Commission no later than May 10, 1998 to register the Debentures and the Class A Common Stock issuable upon any conversion of the Debentures. Outstanding Debentures will not affect basic earnings per share but will increase the number of shares utilized to calculate diluted earnings per share in periods with net income.

       The Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of Class A Common Stock for treasury for $25,563,000 from Morgan Stanley. The balance of the net proceeds from the sale of Debentures will be used by Triarc for general corporate purposes, which may include working capital requirements, repayment or refinancing of indebtedness, acquisitions and investments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                           PART III


ITEMS 10, 11, 12 AND 13.

        The information required by items 10, 11, 12 and 13 will be furnished on or prior to April 27, 1998 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.


                                            PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements:

       See Index to Financial Statements (Item 8).

    2. Financial Statement Schedules:

       Independent Auditors' Report

Schedule I   --    Condensed  Balance Sheets (Parent Company Only) -- as of
                   December 31, 1996 and December 28, 1997; Condensed Statements of Operations (Parent Company Only) -- for the fiscal years ended December 31, 1995 and 1996 and December 28, 1997;
                   Condensed Statements of Cash Flows (Parent Company Only) -- for the fiscal years ended December 31, 1995 and 1996 and December 28, 1997

Schedule II  --    Valuation and Qualifying Accounts for the fiscal years ended
                   December 31, 1995 and 1996 and December 28, 1997

Schedule V   --    Supplemental  Information  Concerning  Property Casualty
                   Insurance Operations for the fiscal years ended December 31, 1995 and 1996 and December 28, 1997

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
    3.2  --    By-laws of Triarc, incorporated herein by reference to Exhibit
               3.1 to Triarc's Current Report on Form 8-K dated March 31, 1997
               (SEC file No. 1-2207).
    4.1  --    Indenture dated as of August 1, 1993 among RCAC, Royal Crown,
               Arby's, Inc. ("Arby's") and The Bank of New York, as Trustee,
               relating to the 9 3/4% Senior Secured Notes Due 2000,
               incorporated herein by reference to Exhibit 4.2 to Triarc's
               Registration Statement on Form S-4 dated October 22, 1997 (SEC file No. 1-2207).
    4.2  --    Amended and Restated Credit Agreement dated as of August 15, 1997 among Mistic, Snapple and Triarc Beverage Holdings Corp., as the
               Borrowers, Various Financial Institutions, as the Lenders,
               Donaldson, Lufkin & Jenrette Securities Corporation, as the
               arranger for the Lenders, Morgan Stanley Senior Funding, Inc. as
               co-arranger and as the Documentation Agent for the Lenders, DLJ
               Capital Funding, Inc., as the Syndication Agent for the Lenders,
               and The Bank of New York, as Administrative Agent for the
               Lenders, incorporated herein by reference to Exhibit 10.1 to
               Triarc's Quarterly Report on Form 10-Q/A dated September 29, 1997
               (SEC file No. 1-2207).
    4.3  --    Credit Agreement, dated as of June 26, 1996, among National
               Propane, L.P., The First National Bank of Boston, as
               administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent,
               incorporated herein by reference to Exhibit 10.1 to Current
               Report of National Propane Partners, L.P. (the "Partnership") on
               Form 8-K dated August 13, 1996 (SEC file No.  1-11867).
    4.4  --    Note Purchase Agreement, dated as of June 26, 1996 ("Note
               Purchase Agreement"), among National Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010, incorporated herein by reference to Exhibit
               10.2 to the Partnership's Current Report on Form 8-K dated August
               13, 1996 (SEC file No.  1-11867).
    4.5  --    Consent, Waiver and Amendment dated November 5, 1996 among
               National Propane, L.P. and each of the Purchasers under the Note
               Purchase Agreement, incorporated herein by reference to Exhibit
               4.1 to Triarc's Current Report on Form 8-K dated March 31, 1997
               (SEC file No.  1-2207).
    4.6  --    Second Consent, Waiver and Amendment dated January 14, 1997 among
               National Propane, L.P. and each of the Purchasers under the Note
               Purchase Agreement, incorporated herein by reference to Exhibit
               4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997
               (SEC file No.  1-2207).
    4.7  --    Note dated July 2, 1996 of Triarc, payable to the order of
               National Propane, L.P., incorporated herein by reference to
               Exhibit 10.5 to the Partnership's Current Report on Form 8-K
               dated August 13, 1996 (SEC file No.  1-11867).
    4.8  --    Master Agreement dated as of May 5, 1997, among Franchise Finance
               Corporation of America, FFCA Acquisition Corporation, FFCA
               Mortgage Corporation, Triarc, Arby's Restaurant Development
               Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC"),
               Arby's Restaurant Operations Company ("AROC"), Arby's, RTM
               Operating Company, RTM Development Company, RTM Partners, Inc.
               ("Holdco"), RTM Holding Company, Inc., RTM Management Company,
               LLC and RTM, Inc.("RTM"), incorporated herein by reference to
               Exhibit 4.16 to Triarc's Registration Statement on Form S-4 dated
               October 22, 1997 (SEC file No. 1-2207).
    4.9  --    First Amendment dated as of March 27, 1997, to the Credit
               Agreement dated as of June 26, 1996 (the "National Propane Credit
               Agreement"), among National Propane, L.P., The First National
               Bank of Boston, as administrative agent and a lender, Bank of
               America NT & SA, as a lender, and BA Securities, Inc., as
               syndication agent, incorporated herein by reference to Exhibit
               10.3 to National Propane Partners, L.P.'s Current Report on Form
               8-K dated March 31, 1997 (SEC file No.  1-11867).
    4.10 --    Indenture dated as of February 9, 1998 between Triarc Companies,
               Inc. and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 4.1  to Triarc's Current Report on Form
               8-K/A dated March 6, 1998 (SEC File No. 1-2207).
    4.11 --    Registration  Rights Agreement dated as of February 4, 1998 by
               and  among  Triarc  and  Morgan   Stanley  &  Co.   Incorporated,
               incorporated  herein by  reference  to  Exhibit  4.2 to  Triarc's
               Current  Report on Form 8-K/A  dated  March 6, 1998 (SEC File No.
               1-2207).
    4.12 --    Second Amendment dated as of April 22, 1997 to the National
               Propane Credit Agreement among National Propane, L.P., the
               Lenders (as defined therein), The First National Bank of Boston, as Administrative Agent and a Lender, Bank of America NT&SA, as a Lender, and BA Securities, Inc. as Syndication Agent, incorporated herein by reference to Exhibit 10.1 to National
               Propane Partners, L.P.'s Current Report on Form 8-K dated May 15,
               1997 (SEC file No. 1-11867).
    4.13 --    Third Amendment dated as of March 23, 1998 to the National
               Propane Credit Agreement among National Propane, L.P., the
               Lenders (as defined therein), BankBoston, N.A., as Administrative
               Agent and a Lender, and BancAmerica Robertson Stephens, as
               Syndication Agent, incorporated herein by reference to Exhibit
               10.1 to National Propane Partners, L.P.'s Current Report on Form
               8-K dated March 25, 1998 (SEC file No. 1-11867).

    4.14 --    First Amendment to Credit Agreement dated as of March 23, 1998 among Mistic, Snapple, Triarc Beverage Holdings Corp., the
               Lenders (as defined therein), DLJ Capital Funding, Inc., as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and The Bank of New York, as
               administrative agent, incorporated herein by reference to Exhibit
               4.1 to Triarc's Current Report on Form 8-K dated March 26, 1998
               (SEC file No. 1-2207).
    9.1  --    Stockholders Agreement dated June 24, 1997 by and among Triarc and each of the parties signatory thereto, incorporated herein by reference to Appendix B-2 to the Proxy Statement/Prospectus filed as part of Triarc's Registration Statement on Form S-4 dated
               October 22, 1997 (SEC file No. 1-2207).
    9.2  --    Amendment No. 1 to Stockholders Agreement date as of July 9, 1997 by and among Triarc and each of the parties signatory thereto, incorporated herein by reference to Appendix B-2 to the Proxy
               Statement/Prospectus filed as part of Triarc's Registration
               Statement on Form S-4 dated October 22, 1997 (SEC file No.
               1-2207).
    10.1 --    Employment Agreement dated as of April 24, 1993 among John C.
               Carson, Royal Crown and Triarc, incorporated herein by reference to Exhibit 8 to Triarc's Current Report on Form 8-K dated April
               23, 1993 (SEC file No. 1-2207).
    10.2 --    Triarc's   1993  Equity   Participation   Plan,  as  amended,
               incorporated  herein by  reference  to Exhibit  10.1 to  Triarc's
               Current Report on Form 8-K dated March 31, 1997 (SEC file No.
               1-2207).
    10.3 --    Form of  Non-Incentive  Stock Option  Agreement under Triarc's
               Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on
               Form 8-K dated March 31, 1997 (SEC file No. 1-2207).
    10.4 --    Form of Restricted  Stock Agreement under Triarc's Amended and
               Restated 1993 Equity  Participation Plan,  incorporated herein by reference  to Exhibit 13 to Triarc's  Current  Report on Form 8-K
               dated April 23, 1993 (SEC file No. 1-2207).
    10.5 --    Consulting Agreement dated as of April 23, 1993 between Triarc and Steven  Posner,  incorporated  herein by reference to Exhibit
               10.8 to Triarc's  Annual  Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file No. 1-2207).
    10.6 --    Concentrate Sales Agreement dated as of January 28, 1994 between
               Royal Crown and Cott -- Confidential treatment has been granted for portions of the agreement -- incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Triarc's Registration
               Statement on Form S-4 dated March 11, 1994 (SEC file No. 1-2207).
    10.7 --    Form of Indemnification Agreement,  between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by  reference  to  Exhibit  F to the  1994  Proxy  (SEC  file No.
               1-2207).
    10.8 --    Settlement Agreement, dated as of January 9, 1995, among Triarc,
               Security Management Corp., Victor Posner Trust No. 6 and Victor
               Posner, incorporated herein by reference to Exhibit 99.1 to
               Triarc's Current Report on Form 8-K dated January 11, 1995 (SEC file No. 1-2207).
    10.9 --    Employment Agreement, dated as June 29, 1994, between Brian L.
               Schorr and Triarc,  incorporated  herein by  reference to Exhibit
               10.2 to Triarc's  Current Report on Form 8-K dated March 29, 1995
               (SEC file No. 1-2207).
    10.10--    Letter Agreement,  dated as of January 1, 1996 between Triarc and
               Leon Kalvaria  incorporated  herein by reference to Exhibit 10.21 to  Triarc's  Annual  Report  on Form  10-K  for the  year  ended
               December 31, 1995 (SEC file No. 1-2207).
    10.11--    Amended and Restated Employment Agreement dated as of June 1,
               1997 by and between Snapple, Mistic and Michael Weinstein, incorporated herein by reference to Exhibit 10.3 to Triarc's
               Current Report on Form 8-K/A dated March 16, 1998 (SEC file No.
               1-2207).
    10.12--    Amended and  Restated  Employment  Agreement  dated as of June 1,
               1997 by and  between  Snapple,  Mistic  and  Ernest  J.  Cavallo, incorporated  herein by  reference  to Exhibit  10.4 to  Triarc's
               Current  Report on Form 8-K/A  dated March 16, 1998 (SEC file No.
               1-2207).
    10.13--    Stock  Purchase  Agreement  dated  February 13, 1997 by and among
               Arby's  Inc.,  ARDC,  ARHC,  AROC,  Holdco and RTM,  incorporated herein by reference to Exhibit 10.1 to RCAC's  Current  Report on
               Form 8-K dated February 20, 1997 (SEC file No. 0-20286).
    10.14--    Employment  Agreement  dated as of April 29, 1996 between  Triarc and John L.  Barnes,  Jr.,  incorporated  herein by  reference to
               Exhibit 10.3 to Triarc's  Current  Report on Form 8-K dated March
               31, 1997 (SEC file No. 1-2207).
    10.15--    Stock Purchase Agreement dated as of October 1, 1992 among DWG
               Acquisition, Victor Posner, Security Management Corp. and Victor
               Posner Trust No. 20, incorporated herein by reference to Exhibit
               10 to Amendment No. 4 to Triarc's Current Report on Form 8-K
               dated October 5, 1992 (SEC file No. 1-2207).
    10.16--    Amendment  dated as of  October  1, 1992  between  Triarc and DWG
               Acquisition,  incorporated  herein by  reference to Exhibit 11 to
               Amendment  No. 4 to  Triarc's  Current  Report  on Form 8-K dated
               October 5, 1992 (SEC file No. 1-2207).
    10.17--    Exchange Agreement dated as of October 1, 1992 between Triarc and
               Security  Management Corp.,  incorporated  herein by reference to
               Exhibit 12 to Amendment No. 4 to Triarc's  Current Report on Form
               8-K dated October 5, 1992 (SEC file No. 1-2207).
    10.18--    Asset Purchase  Agreement dated as of March 31, 1996 by and among
               Avondale Mills Inc., Avondale Incorporated,  Graniteville Company
               and Triarc,  incorporated  herein by  reference to Exhibit 2.1 to the Triarc's Current Report on Form 8-K dated April 18, 1996 (SEC file No. 1-2207).
    10.19--    Stock Purchase  Agreement  dated as of March 27, 1997 between The
               Quaker Oats Company and Triarc,  incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated March
               31, 1997 (SEC file No. 1-2207).
    10.20--    Agreement  and Plan of Merger  dated as of June 24, 1997  between
               Cable Car  Beverage  Corporation  ("Cable  Car"),  Triarc and CCB
               Merger Corporation  ("CCB"),  incorporated herein by reference to
               Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 24,
               1997 (SEC file No. 1-2207).
    10.21--    Amendment  No. 1 to  Agreement  and Plan of  Merger,  dated as of
               September  30,  1997,   between   Cable  Car,   Triarc  and  CCB,
               incorporated  herein by  reference  to Appendix  B-1 to the Proxy
               Statement/Prospectus  filed  pursuant  to  Triarc's  Registration
               Statement  on Form S-4  dated  October  22,  1997  (SEC  file No.
               1-2207).
    10.22--    Option  granted  by  Holdco  in favor of  ARHC,  together  with a schedule  identifying  other  documents  omitted and the material details in which such documents  differ,  incorporated  herein by reference to Exhibit 10.30 to Triarc's Registration  Statement on
               Form S-4 dated October 22, 1997 (SEC file No. 1-2207).
    10.23--    Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and  RTMOC  in favor  of  Arby's, ARDC,  ARHC,  AROC and  Triarc, incorporated  herein by  reference  to Exhibit  10.31 to Triarc's
               Registration  Statement  on Form S-4 dated  October 22, 1997 (SEC file No. 1-2207).
    10.24--    Settlement  Agreement  dated as of June 6, 1997  between  Triarc,
               Victor   Posner,   Security   Management   Corporation   and  APL
               Corporation,  incorporated herein by reference to Exhibit 10.5 to
               Triarc's Quarterly report on Form 10-Q for the quarter ended June
               29, 1997 (SEC file No. 1-2207).
    10.25--    Triarc Companies, Inc. 1997 Equity Participation Plan (the "1997
               Equity Plan"), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file No. 1-2207).
    10.26--    Form of  Non-Incentive  Stock  Option  Agreement  under  the 1997
               Equity Plan,  incorporated herein by reference to Exhibit 10.6 to
               Triarc's  Current  Report on Form 8-K dated  March 16,  1998 (SEC
               File No. 1-2207).
    10.27--    Triarc Companies, Inc. Stock Option Plan for Cable Car Employees,
               incorporated herein by reference to Exhibit 4.3 to Triarc's
               Registration Statement on Form S-8 dated January 22, 1998
               (Registration No. 333-44711).
    10.28--    Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "TBHC
               Option Plan"), incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file No. 1-2207).
    10.29--    Form of  Non-Qualified  Stock  Option  Agreement  under  the TBHC
               Option Plan,  incorporated herein by reference to Exhibit 10.2 to
               Triarc's Current Report on Form 8-K dated March 16, 1998 SEC file
               No. 1-2207).
    10.30--    Agreement dated as of March 23, 1998 by and among National
               Propane Partners, L.P., National Propane Corporation, Triarc,
               the Lenders (as defined therein), BankBoston, N.A., as
               Administrative Agent, and BancAmerica Robertson Stephens, as
               Syndication Agent, incorporated herein by reference to Exhibit
               10.2 to National Propane Partners, L.P.'s Current Report on
               Form 8-K dated March 25, 1998 (SEC file No. 1-11867).
    21.1 --    Subsidiaries of the Registrant*
    23.1 --    Consent of Deloitte & Touche LLP*
    27.1 --    Financial Data Schedule for the fiscal year ended December 28,
               1997, submitted to the Securities and Exchange Commission in electronic format.*
    27.2 --    Financial Data Schedule for the years ended December 31, 1995 and
               1996 and the quarters ended March 31, June 30 and September 30,
               1996, submitted to the Securities and Exchange Commission in electronic format.*
    27.3 --    Financial Data Schedule for the fiscal quarters ended March 30,
               June 29 and September 28, 1997, submitted to the Securities and
               Exchange Commission in electronic format.*
    99.1 --    Order of the United States District Court for the Northern
               District of Ohio, dated February 7, 1995,  incorporated  herein by  reference  to Exhibit  99.1 to Triarc's  Current  Report on
               Form 8-K dated  March 29,  1995 (SEC file No. 1-2207).
-----------------------
*   Filed herewith

(B) Reports on Form 8-K:

    On October 27, 1997, Triarc filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

    On December 10, 1997 Triarc filed a Current Report on Form 8-K, which included information under Items 2 and 5 and exhibits under Item 7 of such form.

    On December 24, 1997 Triarc filed a Current Report on Form 8-K, which included information under Item 2 and exhibits under Item 7 of such form.


                                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRIARC COMPANIES, INC.
                                            (Registrant)


                                            NELSON PELTZ
                                            --------------------------------
                                            NELSON PELTZ
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 26, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1998 by the following persons on behalf of the registrant in the capacities indicated.

SIGNATURE                                       TITLES
------------------                ---------- -----------------------------------



     NELSON PELTZ
     ----------------------------- Chairman and Chief Executive Officer
     Nelson Peltz                  and Director (Principal Executive Officer)


                                  President and Chief Operating Officer, and
     PETER W. MAY                 Director (Principal Operating Officer)
     ----------------------------
     Peter W. May


                                  Senior Vice President and Chief Financial
     JOHN L. BARNES, JR.          Officer (Principal Financial Officer)
     ----------------------------
     John L. Barnes, Jr.


                                  Vice President and Chief Accounting Officer
      FRED H. SCHAEFER            (Principal Accounting Officer)
      ---------------------------
      Fred H. Schaefer


                                  Director
       HUGH L. CAREY
       ---------------------------
       Hugh L. Carey


                                  Director
       CLIVE CHAJET
       --------------------------
       Clive Chajet


                                  Director
       STANLEY R. JAFFE
       ---------------------------
       Stanley R. Jaffe


                                  Director
       JOSEPH A. LEVATO
       ---------------------------
       Joseph A. Levato


                                  Director
       DAVID E. SCHWAB II
       ---------------------------
       David E. Schwab II


                                  Director
       RAYMOND S. TROUBH
       --------------------------
       Raymond S. Troubh


                                  Director
       GERALD TSAI, JR.
       ---------------------------
       Gerald Tsai, Jr.



           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 31, 1996, and for each of the three fiscal years in the period ended December 28, 1997, and our report thereon appears in Item 8 in this Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


                                   DELOITTE & TOUCHE LLP

New York, New York
March 10, 1998
(March 25, 1998 as to Note 8 to
the consolidated financial statements)









                                                                                                             SCHEDULE I

                  TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS


                                                                                                    December 31,      December 28,
                                                                                                       1996             1997
                                                                                                       ----             ---
                                                                                                           (IN THOUSANDS)
                                         ASSETS
Current assets:
     Cash and cash equivalents ....................................................................$    123,535    $      86,821
     Short-term investments........................................................................      51,629           27,887
     Due from subsidiaries ........................................................................      32,148           71,259
     Deferred income tax benefit...................................................................       3,483            3,936
     Prepaid expenses and other current assets.....................................................       4,456            1,515
                                                                                                   ------------    -------------
          Total current assets.....................................................................     215,251          191,418
Note receivable from subsidiary ...................................................................      18,715              200
Investments in consolidated subsidiaries, at equity................................................         --            20,399
Properties, net....................................................................................       4,558            5,794
Other assets ......................................................................................       4,144            5,831
                                                                                                   ------------    -------------
                                                                                                   $    242,668    $     223,642
                                                                                                   ============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Demand notes and current portion of notes payable to subsidiaries.............................$     31,650    $      32,625
     Note payable..................................................................................       3,000              --
     Accounts payable..............................................................................       2,598           16,272
     Due to subsidiaries...........................................................................      15,596           18,528
     Accrued expenses..............................................................................      19,865           42,569
                                                                                                   ------------    -------------
          Total current liabilities................................................................      72,709          109,994
                                                                                                   ------------    -------------
Note payable to National Propane, L.P..............................................................      40,700           40,700
Notes payable to subsidiaries......................................................................         --             1,125
Accumulated reductions in stockholders' equity of subsidiaries in excess of investment (a).........      78,487              --
Deferred income taxes..............................................................................      43,370           27,398
Other liabilities..................................................................................         637              437
Commitments and contingencies
Stockholders' equity:
     Class A common stock, $.10 par value; authorized 100,000,000 shares, issued
       27,983,805 and 29,550,663...................................................................       2,798            2,955
     Class B common stock, $.10 par value; authorized 25,000,000 shares, issued
       5,997,622 shares............................................................................         600              600
     Additional paid-in capital....................................................................     161,170          204,291
     Accumulated deficit...........................................................................    (111,824)        (115,440)
     Less Class A common stock held in treasury at cost; 4,097,606 and 3,951,265 shares............     (46,273)         (45,456)
     Other.........................................................................................         294           (2,962)
                                                                                                   ------------    -------------
          Total stockholders' equity ..............................................................       6,765           43,988
                                                                                                   ------------    -------------
                                                                                                   $    242,668    $     223,642
                                                                                                   ============    =============



----------------

(a) The "Accumulated reductions in stockholders' equity of subsidiaries in excess of investment" includes all of Triarc's direct and indirect owned subsidiaries. The investment in subsidiaries has a negative balance as of December 31, 1996 due to aggregate distributions from subsidiaries and forgiveness of Triarc debt to subsidiaries in excess of the investment in the subsidiaries.

                                                                                                            SCHEDULE I (Continued)
                  TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       Year Ended December 31,       Year Ended
                                                                                       -----------------------       December 28,
                                                                                         1995           1996            1997
                                                                                         ----           ----            ----
                                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income and (expenses):
     Equity in net losses of continuing operations of subsidiaries.............    $    (28,517)   $    (55,403)   $    (19,329)
     Investment income.........................................................             698           6,506          10,747
     Gain on sale of businesses, net...........................................             --           81,500           8,468
     Merger and acquisition fee from subsidiary................................             --              --            4,000
     General and administrative expenses ......................................          (2,072)         (4,449)        (14,939)
     Interest expense on debt to subsidiaries .................................         (12,160)         (4,529)         (8,582)
     Other interest expense....................................................          (3,634)         (3,706)         (2,015)
     Acquisition related costs.................................................             --              --           (2,000)
     Facilities relocation and corporate restructuring.........................          (2,700)         (1,000)            (12)
     Reduction in carrying value of long-lived assets impaired or to be
       disposed of ............................................................             --           (5,400)            --
     Recovery of doubtful accounts from former affiliate.......................           3,049             --              --
     Other income .............................................................           2,380              14           2,599
                                                                                   ------------    ------------    ------------
        Income (loss) from continuing operations before income taxes...........         (42,956)         13,533         (21,063)
Benefit (provision) from income taxes .........................................           3,523         (27,231)            510
                                                                                   ------------    ------------    ------------
        Loss from continuing operations........................................         (39,433)        (13,698)        (20,553)
Equity in income from discontinued operations of subsidiaries .................           2,439           5,213          20,718
Equity in extraordinary charges of subsidiaries................................             --          (11,168)         (3,781)
Extraordinary items............................................................             --            5,752             --
                                                                                   ------------    ------------    ------------
        Net loss...............................................................    $    (36,994)   $    (13,901)   $     (3,616)
                                                                                   ============    ============    ============
Loss per share:
     Continuing operations.....................................................    $      (1.32)   $       (.46)   $       (.68)
     Discontinued operations...................................................             .08             .18             .69
     Extraordinary charges.....................................................             --             (.18)           (.13)
                                                                                   ------------    ------------    ------------
        Net loss...............................................................    $      (1.24)   $       (.46)   $       (.12)
                                                                                   ============    ============    ============

                                                                                                           SCHEDULE I (Continued)
                  TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,        Year Ended
                                                                                       -----------------------       December 28,
                                                                                         1995           1996             1997
                                                                                         ----           ----             ----
                                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
     Net loss...................................................................  $     (36,994)   $    (13,901)    $    (3,616)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Dividends from subsidiaries.............................................         22,721         126,059          54,506
        Equity in net losses of subsidiaries....................................         26,078          61,358           2,392
        Gain on sale of businesses, net.........................................            --          (81,500)         (8,468)
        Deferred income tax provision (benefit).................................           (382)         36,558         (15,351)
        Realized gains on marketable securities.................................            --             (586)         (4,795)
        Change in due from/to subsidiaries and other affiliates ................          1,332           2,203          (4,676)
        Discount from principal on early extinguishment of debt.................            --           (9,237)            --
        Other, net..............................................................          3,808          (1,904)         (5,074)
        Decrease (increase) in prepaid expenses and other current
          assets................................................................         (5,095)            398             231
        Increase (decrease) in accounts payable and accrued
          expenses..............................................................          4,522          20,901          29,286
                                                                                  -------------    ------------     -----------
             Net cash provided by operating activities..........................         15,990         140,349          44,435
                                                                                  -------------    ------------     -----------

Cash flows from investing activities:
     Acquisition of Mistic Brands, Inc. in 1995 and Snapple Beverage
        Corp. in 1997...........................................................        (25,000)            --          (75,000)
     Other business acquisitions................................................         (4,240)            --             (650)
     Cost of short-term investments purchased...................................            --          (61,381)        (54,623)
     Proceeds from short-term investments sold..................................            --           11,244          62,833
     Capital contributed to subsidiaries........................................         (8,865)            --           (6,204)
     Loans to subsidiaries, net of repayments...................................        (18,375)           (340)         (4,635)
     Investments................................................................         (5,340)            --           (3,250)
     Capital expenditures.......................................................            (57)         (4,519)         (1,909)
                                                                                  -------------    ------------     -----------

             Net cash used in investing activities..............................        (61,877)        (54,996)        (83,438)
                                                                                  -------------    ------------     -----------

Cash flows from financing activities:
     Proceeds from exercises of stock options...................................            --              108           2,433
     Borrowings from subsidiaries, net of repayments............................         45,900          30,600           2,100
     Purchases of common shares in open market transactions.....................         (1,170)           (496)         (1,594)
     Repayments of long-term debt ..............................................            --          (27,250)            --
     Cash restricted for debt repayment paid by subsidiary in 1996..............        (22,721)         22,721             --
     Other......................................................................            (56)            (51)           (650)
                                                                                  -------------    ------------     -----------
             Net cash provided by financing activities.........................          21,953          25,632           2,289
                                                                                  -------------    ------------     -----------
Net increase (decrease) in cash and cash equivalents ...........................        (23,934)        110,985         (36,714)
Cash at beginning of period.....................................................         36,484          12,550         123,535
                                                                                  -------------    ------------     -----------
Cash at end of period...........................................................  $      12,550    $    123,535     $    86,821
                                                                                  =============    ============     ===========


NOTE: Cash as used herein includes cash and cash equivalents

                                                                                                       SCHEDULE II
                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS


                                                                         Additions
                                                               -----------------------------
                                                Balance at      Charged  to       Charged to         Deductions     Balance at
                                                Beginning        Costs and          Other               from          End of
               Description                       of Year          Expenses         Accounts           Reserves         Year
               -----------                      ---------       -----------        --------           --------      ---------
                                                                               (IN THOUSANDS)

Year ended December 31, 1995:
   Receivables - allowance for doubtful
      accounts:
          Trade.............................  $     5,249      $     3,308      $       327 (1)   $     (2,840)(2) $    6,044
          Affiliate.........................          --             1,351              --                 --           1,351
                                              -----------      -----------      -----------       ------------     ----------
             Total..........................  $     5,249      $     4,659      $       327       $     (2,840)    $    7,395
                                              ===========      ===========      ===========       ============     ==========
   Insurance loss reserves..................  $    10,827      $       110      $       --        $     (1,539)(3) $    9,398
                                              ===========      ===========      ===========       ============     ==========

Year ended December 31, 1996:
   Receivables - allowance for doubtful
      accounts:
          Trade ............................  $     6,044      $     3,680      $       205 (1)   $     (5,933)(4) $    3,996
          Affiliate.........................        1,351            5,675              --              (4,475)(2)      2,551
                                              -----------      -----------      -----------       ------------     ----------
             Total..........................  $     7,395      $     9,355      $       205       $    (10,408)    $    6,547
                                              ===========      ===========      ===========       ============     ==========
   Insurance loss reserves..................  $     9,398      $       763      $       --        $       (333)(3) $    9,828
                                              ===========      ===========      ===========       ============     ==========

Year ended December 28, 1997:
   Receivables - allowance for doubtful
      accounts:
          Trade ............................  $     3,996      $     7,257      $       725 (1)   $     (4,007)(5) $    7,971
          Affiliate.........................        2,551              975              --                (256)(2)      3,270
                                              -----------      -----------      -----------       ------------     ----------
             Total..........................  $     6,547      $     8,232      $       725       $     (4,263)    $   11,241
                                              ===========      ===========      ===========       ============     ==========
   Insurance loss reserves..................  $     9,828      $        39      $       --        $     (1,446)(3) $    8,421
                                              ===========      ===========      ===========       ============     ==========




(1)   Recoveries of accounts previously determined to be uncollectible.
(2)   Accounts determined to be uncollectible.
(3)   Payment of claims and/or reclassification to "Accounts payable".
(4) Consists of $4,125,000 attributable to the sale of the Textile Business (see Note 3 to the consolidated financial statements included elsewhere herein) and $1,808,000 of accounts determined to be uncollectible.
(5) Consists of $1,179,000 attributable to the deconsolidation of National Propane (see Note 7 to the consolidated financial statements included elsewhere herein) and $2,828,000 of accounts determined to be uncollectible.

                                                                                                                        SCHEDULE V
                       TRIARC COMPANIES, INC. AND SUBSIDIARIES
                SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS


                                                                   RESERVES                   CLAIMS AND CLAIM
                                                                  FOR UNPAID                     ADJUSTMENT         PAID
                                                                  CLAIMS AND                 EXPENSES INCURRED   CLAIMS AND
                                                                     CLAIM           NET         RELATED TO        CLAIM
                                                                  ADJUSTMENT     INVESTMENT        PRIOR        ADJUSTMENT
  AFFILIATION WITH REGISTRANT                                    EXPENSES (1)      INCOME          YEARS         EXPENSES
  ---------------------------                                    ------------      ------          -----         --------
                                                                                      (IN THOUSANDS)


Consolidated property-casualty entities:

    Year ended
      December 31, 1995........................................  $     9,398     $      486     $       564     $    1,539
                                                                 ===========     ==========     ===========     ==========

   Year ended
      December 31, 1996........................................  $     9,828     $      505     $       763     $      333
                                                                 ===========     ==========     ===========     ==========

   Year ended
      December 28, 1997........................................  $     8,421     $      666     $        39     $    1,446
                                                                 ===========     ==========     ===========     ==========

(1)   Does not include claims losses of $1,343,000, $835,000 and $699,000 at December 31, 1995, and 1996 and December 28,
      1997, respectively, which have been classified as "Accounts payable".




                                                                   Exhibit 21.1

                           TRIARC COMPANIES, INC.  AND SUBSIDIARIES
                                SUBSIDIARIES OF THE REGISTRANT
                                        MARCH 15, 1998

                                                          STATE OR JURISDICTION
                                                          UNDER WHICH ORGANIZED

Triarc Beverage Holdings Corp.............................       Delaware
    Mistic Brands, Inc....................................       Delaware
    Snapple Beverage Corp.................................       Delaware
        Snapple International Corp........................       Delaware
           Snapple Beverages de Mexico, S.A. de C.V.(1)...       Mexico
           Snapple Beverage (UK) Holdings Limited.........       United Kingdom
               Snapple Beverage (Europe) Limited..........       United Kingdom
        Snapple Europe Limited............................       United Kingdom
        Snapple Canada, Ltd...............................       Canada
        Snapple Worldwide Corp............................       Delaware
        Southwest Snapple Corp............................       Delaware
        Southwest Snapple Holdings Corp...................       Delaware
        Snapple Finance Corp..............................       Delaware
        Pacific Snapple Distributors, Inc.................       Delaware
        Mr. Natural, Inc..................................       Delaware
        Snapple Caribbean Corp............................       Delaware
CFC Holdings Corp.(2).....................................       Florida
    Chesapeake Insurance Company Limited(3)...............       Bermuda
    RC/Arby's Corporation (formerly Royal Crown
    Corporation)..........................................       Delaware
        RCAC Asset Management, Inc........................       Delaware
        Arby's, Inc.......................................       Delaware
           Arby's Building and Construction Co............       Georgia
           Arby's of Canada Inc...........................       Canada
           Daddy-O's Express, Inc.........................       Georgia
           Arby's (Hong Kong) Limited.....................       Hong Kong
           Arby's De Mexico S.A. de CV....................       Mexico
               Arby's Immobiliara.........................       Mexico
               Arby's Servicios...........................       Mexico
           TJ Holding Company, Inc........................       Delaware
        Arby's Restaurants, Limited.......................       United Kingdom
        Arby's Limited....................................       United Kingdom
        Arby's Restaurant Construction Company............       Delaware
        Arby's Restaurant Development Corporation.........       Delaware
        Arby's Restaurant Holding Company.................       Delaware
        Arby's Restaurants, Inc...........................       Delaware
        Arby's Restaurant Operations Company..............       Delaware
        RC-8, Inc. (formerly Tyndale, Inc.)...............       Indiana
        RC-11, Inc. (formerly National Picture &
          Frame Co.)......................................       Mississippi
        Promociones Corona Real, S.A. de C.V..............       Mexico


                           TRIARC COMPANIES, INC.  AND SUBSIDIARIES
                                SUBSIDIARIES OF THE REGISTRANT
                                        MARCH 15, 1998

                                                          STATE OR JURISDICTION
                                                          UNDER WHICH ORGANIZED

        RC Leasing, Inc...................................       Delaware
        Royal Crown Nederland B.V.........................       Netherland
        RC Cola Canada Limited (formerly Nehi Canada
          Limited)........................................       Canada
        Royal Crown Bottling Company of Texas (formerly
        Royal Crown Bottlers of Texas, Inc.)..............       Delaware
        Royal Crown Company, Inc. (formerly Royal Crown
          Cola Co.).......................................       Delaware
           RC Services Limited(4).........................       Ireland
           Retailer Concentrate Products, Inc.............       Florida
           TriBev Corporation.............................       Delaware
Madison West Associates Corp..............................       Delaware
Cable Car Beverage Corporation............................       Delaware
    Old San Francisco Seltzer, Inc........................       Colorado
    Fountain Classics, Inc................................       Colorado
National Propane Corporation (5)..........................       Delaware
    National Propane SGP, Inc.............................       Delaware
        National Propane Partners, L.P. (6)...............       Delaware
           National Propane, L.P.(7)......................       Delaware
               National Sales & Service, Inc..............       Delaware
               Carib Gas Corporation of St. Croix (formerly
                 LP Gas Corporation of St. Croix).........       Delaware
               Carib Gas Corporation of St. Thomas (formerly
                 LP Gas Corporation of St.Thomas).........       Delaware
NPC Leasing Corp..........................................       New York
Citrus Acquisition Corporation............................       Florida
    Adams Packing Association, Inc. (formerly New
        Adams, Inc.)......................................       Delaware
    Groves Company, Inc. (formerly New Texsun, Inc.)......       Delaware
Home Furnishing Acquisition Corporation...................       Delaware
    1725 Contra Costa Property, Inc. (formerly Couroc
        of Monterey, Inc.)................................       Delaware
    Hoyne Industries, Inc. (formerly New Hoyne, Inc.).....       Delaware
    Hoyne International (U.K.), Inc.......................       Delaware
GS Holdings I, Inc........................................       Delaware
    GVT Holdings, Inc. (8)................................       Delaware
        TXL Corp.(formerly Graniteville Company) .........       South Carolina
           TXL International Sales, Inc...................       South Carolina
           GTXL, Inc......................................       Delaware
           TXL Holdings, Inc..............................       Delaware
    Southeastern Public Service Company...................       Delaware
           Crystal Ice & Cold Storage, Inc................       Delaware
           Southeastern Gas Company.......................       Delaware
               Geotec Engineers, Inc......................       West Virginia
Triarc Holdings 1, Inc....................................       Delaware
Triarc Holdings 2, Inc....................................       Delaware
Triarc Development Corporation............................       Delaware
Triarc Acquisition Corporation............................       Delaware

-------------

(1) 99% owned by Snapple International Corp. and 1% owned by Snapple Worldwide Corp.
(2) 94.6% owned by Triarc Companies, Inc. and 5.4% owned by Southeastern Public Service Company.
(3) Common Stock 100% owned by CFC Holdings; Preferred Stock is owned 38.5% by RC/Arby's Corporation, 23% by Southeastern Public Service Company and 38.5% by TXL Corp.
(4)  99% owned by Royal Crown Company, Inc. and 1% owned by RC/Arby's
     Corporation.
(5) 24.3% owned by Southeastern Public Service Company and 75.7% owned by Triarc Companies, Inc.
(6) National Propane Corporation is the managing general partner of both partnerships and holds a combined 2% unsubordinated general partner interest therein and a 38.7% subordinated general partner interest in National Propane Partners, L.P. National Propane SGP, Inc. is the special general partner of both partnerships and holds a combined 2% unsubordinated general partner interest therein. The public owns a 57.3% limited partner interest in National Propane Partners, L.P. National Propane Partners, L.P. is the sole limited partner of National Propane, L.P.
(7) 50% owned by GS Holdings I, Inc. and 50% owned by Southeastern Public Service Company.


                                                                   Exhibit 23.1


                              INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-60551 and 333-44711 on Form S-8 of our report dated March 10, 1998 (March 25, 1998 as to Note 8), appearing in the Annual Report on Form 10-K of Triarc Companies, Inc. for the year ended December 28, 1997.


DELOITTE & TOUCHE LLP
New York, New York
March 26, 1998