Form 10-Q
period 1998-03-29
TRIARC COMPANIES INC
filed 1998-05-13
CIK 30697

-------------------------------------------------------------------------------


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                        TRIARC COMPANIES, INC.
                        ----------------------
           (Exact name of registrant as specified in its charter)


               Delaware                              38-0471180
               --------                              ----------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


    280 Park Avenue, New York, New York                   10017
    -----------------------------------                   -----
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

                                                             Yes (X)     No (  )

             There were 24,663,251 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of April 30, 1998.

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                           DECEMBER 28,         MARCH 29,
                                                                                             1997 (A)             1998
                                                                                             --------             ----
                                                                                                   (IN THOUSANDS)
                                       ASSETS                                                       (UNAUDITED)
Current assets:
    Cash and cash equivalents.............................................................$    129,480          $   180,285
    Short-term investments................................................................      46,165               41,775
    Receivables, net......................................................................      77,882               84,675
    Inventories...........................................................................      57,394               51,471
    Deferred income tax benefit ..........................................................      38,120               37,204
    Prepaid expenses and other current assets ............................................       6,718                8,258
                                                                                          ------------          -----------
      Total current assets................................................................     355,759              403,668
Investments...............................................................................      31,449               32,357
Properties, net...........................................................................      33,833               34,506
Unamortized costs in excess of net assets of acquired companies...........................     279,225              276,476
Trademarks................................................................................     269,201              266,522
Deferred costs and other assets...........................................................      35,406               40,425
                                                                                          ------------          -----------
                                                                                          $  1,004,873          $ 1,053,954
                                                                                          ============          ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.....................................................$     14,182          $    16,087
    Accounts payable......................................................................      63,237               70,358
    Accrued expenses......................................................................     148,254              115,175
                                                                                           -----------          -----------
      Total current liabilities...........................................................     225,673              201,620
Long-term debt............................................................................     604,830              709,066
Deferred income taxes.....................................................................      92,577               89,425
Deferred income and other liabilities.....................................................      37,805               28,888
Stockholders' equity (deficit):
    Common stock..........................................................................       3,555                3,555
    Additional paid-in capital............................................................     204,291              204,759
    Accumulated deficit...................................................................    (115,440)            (111,245)
    Treasury stock........................................................................     (45,456)             (71,319)
    Other  ...............................................................................      (2,962)                (795)
                                                                                          ------------          -----------
      Total stockholders' equity .........................................................      43,988               24,955
                                                                                          ------------          -----------
                                                                                          $  1,004,873          $ 1,053,954
                                                                                          ============          ===========



(A) Derived from the audited consolidated financial statements as of December 28, 1997

   See  accompanying  notes  to  condensed   consolidated financial statements.


                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             THREE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                          MARCH 30,      MARCH 29,
                                                                                            1997            1998
                                                                                            ----            ----
                                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                                (UNAUDITED)
Revenues:
    Net sales..........................................................................$   175,841         $  153,881
    Royalties, franchise fees and other revenues.......................................     13,315             18,172
                                                                                       -----------         ----------
                                                                                           189,156            172,053
                                                                                       -----------         ----------
Costs and expenses:
    Cost of sales......................................................................    110,855             79,758
    Advertising, selling and distribution..............................................     30,577             48,759
    General and administrative ........................................................     29,857             33,640
    Facilities relocation and corporate restructuring..................................      1,883                --
                                                                                       -----------         ----------
                                                                                           173,172            162,157
                                                                                       -----------         ----------
      Operating profit ................................................................     15,984              9,896
Interest expense.......................................................................    (14,838)           (16,638)
Investment income, net.................................................................      2,702              7,585
Other income, net......................................................................      1,390              2,347
                                                                                       -----------         ----------
      Income from continuing operations before income taxes and minority interests.....      5,238              3,190
Provision for income taxes.............................................................     (2,766)            (1,595)
Minority interests in income of consolidated subsidiary................................     (4,110)               --
                                                                                       -----------         ----------
      Income (loss) from continuing operations.........................................     (1,638)             1,595
Income from discontinued operations....................................................        461              2,600
                                                                                       -----------         ----------
      Net income (loss)................................................................$    (1,177)        $    4,195
                                                                                       ===========         ==========

Basic and diluted income (loss) per share:
      Income (loss) from continuing operations.........................................$      (.06)        $      .05
      Income from discontinued operations..............................................        .02                .08
                                                                                       -----------         ----------
      Net income (loss)................................................................$      (.04)        $      .13
                                                                                       ===========         ==========


   See  accompanying  notes  to  condensed   consolidated financial statements.



                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   THREE MONTHS ENDED
                                                                                             ------------------------------
                                                                                               MARCH 30,         MARCH 29,
                                                                                                 1997             1998
                                                                                                 ----             ----
                                                                                                     (IN THOUSANDS)
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)........................................................................$  (1,177)         $   4,195
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and other amortization ................................................    3,573              6,422
         Depreciation and amortization of properties.........................................    3,395              2,790
         Amortization of original issue discount and deferred financing costs ...............      995              2,046
         Payment resulting from Federal income tax return examination........................      --              (8,136)
         Realized gain on short-term investments.............................................     (279)            (5,169)
         Income from discontinued operations.................................................     (461)            (2,600)
         Provision for doubtful accounts.....................................................      666              1,219
         Equity in earnings of affiliates ...................................................      --              (1,046)
         Minority interests in income of consolidated subsidiary ............................    4,110                --
         Other, net..........................................................................      477               (161)
         Changes in operating assets and liabilities:
           Increase in receivables...........................................................   (4,502)            (8,012)
           Decrease in inventories...........................................................      639              5,923
           Decrease (increase) in prepaid expenses and other current assets..................    1,377             (1,540)
           Decrease in accounts payable and accrued expenses  ...............................   (6,480)           (17,963)
                                                                                             ---------          ---------
                Net cash provided by (used in) operating activities..........................    2,333            (22,032)
                                                                                             ---------          ---------
Cash flows from investing activities:
    Cost of short-term investments purchased ................................................  (13,623)           (21,764)
    Proceeds from short-term investments sold................................................    7,080             33,907
    Cost of non-current investments..........................................................      --              (2,413)
    Capital expenditures.....................................................................   (2,390)            (6,168)
    Purchase of ownership interests in aircraft..............................................      --              (3,754)
    Distributions received on general partner interest in propane partnership................      --               2,625
    Deposit for acquisition of Snapple Beverage Corp.........................................  (20,000)               --
    Other....................................................................................      938                 52
                                                                                             ---------          ---------
                Net cash provided by (used in) investing activities..........................  (27,995)             2,485
                                                                                             ---------          ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................      --             100,163
    Repayments of long-term debt.............................................................   (5,755)            (2,684)
    Repurchase of common stock ..............................................................      --             (27,500)
    Deferred financing costs.................................................................      --              (3,406)
    Distributions paid on partnership units of propane subsidiary............................   (3,518)               --
    Proceeds from stock option exercises ....................................................      477              1,327
                                                                                             ---------          ---------
                Net cash provided by (used in) financing activities..........................   (8,796)            67,900
                                                                                             ---------          ---------
Net cash provided by (used in) continuing operations.........................................  (34,458)            48,353
Net cash provided by discontinued operations.................................................      426              2,452
                                                                                             ---------          ---------
Net increase (decrease) in cash and cash equivalents.........................................  (34,032)            50,805
Cash and cash equivalents at beginning of period.............................................  154,190            129,480
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$ 120,158          $ 180,285
                                                                                             =========          =========




    See accompanying  notes  to  condensed   consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 1997 and March 29, 1998 and its results of operations and cash flows for the three-month periods ended March 30, 1997 and March 29, 1998 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997 (the "Form 10-K").

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997 and the Company's first quarter of 1998 commenced on December 29, 1997 and ended on March 29, 1998. For the purposes of these consolidated financial statements, such periods are referred to herein as the three-month periods ended March 30, 1997 and March 29, 1998, respectively.

     The Company owns a combined 42.7% interest in National Propane Partners, L.P. and a subpartnership (collectively, the "Partnership"). As discussed further in Notes 3 and 7 to the consolidated financial statements in the Form 10-K, effective December 28, 1997 the Company no longer consolidates the Partnership (the "Deconsolidation"). Since December 28, 1997 the Company's 42.7% interest in the Partnership is accounted for using the equity method of accounting in accordance with the Deconsolidation.

     Certain amounts included in the prior comparable period's condensed consolidated financial statements have been reclassified (i) to reflect the results of C.H. Patrick & Co., Inc. ("C.H. Patrick"), which was sold on December 23, 1997, as a discontinued operation and (ii) to conform with the current period's presentation.

(2)  SIGNIFICANT 1997 TRANSACTIONS

     In addition to the sale of C.H. Patrick discussed above, which is reported as a discontinued operation, the Company consummated the following significant
transactions   in  1997.   On  May  22,  1997  Triarc   acquired  (the  "Snapple
Acquisition") Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages, from The Quaker Oats Company for $311,915,000 consisting of cash of $300,126,000, $9,260,000 of fees and expenses and $2,529,000 of deferred purchase price. The purchase price for the Snapple Acquisition was funded from
(i) $75,000,000 of cash and cash equivalents on hand and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997. On November 25, 1997 the Company acquired (the "Stewart's Acquisition") Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks in the United States and Canada, primarily under the Stewart's(R) brand. Pursuant to the Stewart's Acquisition, Triarc issued (i) 1,566,858 shares of its class A common stock (the "Class A Common Stock") with a value of $37,409,000 as of November 25, 1997 in exchange for all of the outstanding stock of Cable Car and (ii) options to acquire 154,931 shares of Class A Common Stock with a value of $2,788,000 as of November 25, 1997 in exchange for all of the outstanding stock options of Cable Car. On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned Arby's restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 and the assumption by RTM of an aggregate $69,637,000 of mortgage and equipment notes payable and capitalized lease obligations. On July 18, 1997 the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. for $750,000 in cash and an $8,650,000 note with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. See Note 3 to the consolidated financial statements in the Form 10-K for a further discussion of the transactions described above.

     Due to the significant effects of the above transactions, the following supplemental pro forma condensed consolidated summary operating data (the "Pro Forma Data") of the Company for the three months ended March 30, 1997 is presented for comparative purposes. Such Pro Forma Data has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of operations for such period to give effect to the Snapple Acquisition and related transactions, the RTM Sale, the Stewart's Acquisition and the C&C Sale, as if all of such transactions had been consummated on January 1, 1997. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1997 or of the Company's future results of operations and is as follows (in thousands except per share amounts):

                                                            AS           PRO
                                                         REPORTED       FORMA
                                                         --------       -----
     Revenues...........................................$ 189,156    $ 237,960
     Operating profit...................................   15,984        9,919
     Loss from continuing operations....................   (1,638)      (8,721)
     Loss from continuing operations per share..........     (.06)        (.29)

(3)  COMPREHENSIVE INCOME (LOSS)

     In June 1997 the Financial Accounting Standards Board issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires the disclosure of comprehensive income which is defined as the change in stockholders' equity during a period exclusive of stockholder investments and distributions to stockholders. For the Company, in addition to net income (loss), comprehensive income (loss) includes any changes in (i) unrealized gain or loss on "available-for-sale" marketable securities and (ii) currency translation adjustment. The following is a summary of the components of comprehensive income
(loss) (in thousands):

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         MARCH 30,     MARCH 29,
                                                           1997          1998
                                                           ----          ----

     Net income (loss) ..................................$ (1,177)     $ 4,195
     Change in unrealized gain or loss on
        "available-for-sale" marketable securities.......     (49)       1,715
     Change in currency translation adjustment...........     (37)           5
                                                         --------      -------
         Comprehensive income (loss).....................$ (1,263)     $ 5,915
                                                         ========      =======

(4)  INVENTORIES

     The following is a summary of the components of inventories (in thousands):

                                                      DECEMBER 28,     MARCH 29,
                                                         1997            1998
                                                         ----            ----

     Raw materials....................................$   22,573     $   23,666
     Work in process..................................       214            386
     Finished goods...................................    34,607         27,419
                                                      ----------     ----------
                                                      $   57,394     $   51,471
                                                      ==========     ==========

(5)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

     On February 9, 1998 the Company sold (the "Offering") zero coupon convertible subordinated debentures due 2018 (the "Debentures") with an aggregate principal amount at maturity of $360,000,000 to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures were issued at a discount of 72.177% from principal resulting in proceeds to the Company of $100,163,000 before placement fees and other related fees and expenses aggregating approximately $4,000,000. The issue price represents an annual yield to maturity of 6.5%. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5%. As of March 29, 1998 the conversion of all of the Debentures into Class A Common Stock would result in the issuance of approximately 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by the Company commencing February 9, 2003 at the original issue price plus accrued original issue discount to the date of any such redemption. The Company filed an initial registration statement (the "Registration Statement") under the Securities Act of 1933 on Form S-3 with the SEC on May 5, 1998 to register resales of Debentures and the Class A Common Stock issuable upon any conversion of the Debentures. The Registration Statement is pending and has not yet been declared effective.

     The Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of Class A Common Stock for treasury for $25,563,000 from Morgan Stanley (the "Equity Repurchase"). The balance of the net proceeds from the sale of Debentures are being used by Triarc for general corporate purposes, which include or may include working capital requirements, repayment or refinancing of indebtedness, acquisitions and investments.

     The results of operations as reported for the three months ended March 29, 1998 reflect $888,000 of interest expense on the Debentures (including amortization of deferred financing costs) or $568,000 net of income tax benefit. The weighted average number of common shares used for the calculation of diluted income from continuing operations per share as reported reflects a 538,000 share effect of the Equity Repurchase. The following pro forma information of the Company for the three months ended March 29, 1998 has been prepared by adjusting the historical information reflected in the accompanying statement of operations for such period to reflect the remaining effects of the Offering and the Equity Repurchase (which affects only the weighted average number of common shares and net income per share) as if such transactions had been consummated on December 29, 1997. Such pro forma information does not reflect incremental interest income or any other benefit of the excess proceeds of the Offering (in thousands except per share amounts):

                                                               AS         PRO
                                                            REPORTED     FORMA
                                                            --------     -----
     Interest expense.......................................$ 16,638  $ 17,393
     Income from continuing operations......................   1,595     1,112
     Diluted income from continuing operations per share....     .05       .03
     Weighted average number of common shares used for
         calculation of diluted income from continuing
         operations per share...............................  32,919    32,457

(6)  INCOME TAXES

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $5,298,000, including interest, during 1997, paid an additional $8,136,000, including interest, during the first quarter of 1998 and paid an additional $324,000, including interest, during the second quarter of 1998. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $43,000,000, the tax effect of which has not yet been determined. The IRS has recently commenced its examination of the Company's Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of the contested adjustments and the recently commenced examination.

(7)  INCOME (LOSS) PER SHARE

     The weighted average number of common shares outstanding used in the calculations of basic income (loss) per share for the three-month periods ended March 30, 1997 and March 29, 1998 were 29,899,000 and 31,086,000, respectively.
The shares used in the calculations of diluted income (loss) per share for the three-month periods ended March 30, 1997 and March 29, 1998 were 29,899,000 and 32,919,000, respectively. The shares used in the calculations of basic and diluted income (loss) per share are the same in the 1997 period since all potentially dilutive securities (stock options) would have had an antidilutive effect. The shares for diluted earnings per share for the 1998 period include the effect (1,833,000 shares) of stock options but exclude the effect of the assumed conversion of the Debentures since the effect thereof would have been antidilutive.

(8)   TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company for annual rent of $3,310,000 as of January 1, 1998. In connection with such lease and the amortization over a five-year period of a $2,500,000 May 1997 payment made by the Company to TASCO for (i) an option to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace one of the aircraft covered under the lease, the Company had rent expense of $984,000 for the three-month period ended March 29, 1998. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

(9)   LEGAL AND ENVIRONMENTAL MATTERS

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $3,068,000 as of March 29, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

(10)  SUBSEQUENT EVENT

      On May 1, 1998 the Company sold its 20% interest in Select Beverages, Inc. ("Select") acquired as part of the Snapple Acquisition for $28,345,000, subject to certain post-closing adjustments. The sales price exceeded the Company's $24,150,000 carrying value of the investment in Select by $4,195,000. The Company expects that such excess amount will be recorded as gain on sale of business in the second quarter of 1998.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 28, 1997 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's three business segments, beverages, restaurants and propane, are described therein. However, following the deconsolidation of National Propane Partners, L.P. (the "Partnership"), the Company's 42.7%-owned investment representing its propane business, effective December 28, 1997 (the "Deconsolidation" see Note 1 to the accompanying condensed consolidated financial statements and Notes 3 and 7 to the consolidated financial statements in the Form 10-K for further discussion), the effects of the trends on the propane segment are limited to their impact on the Company's equity in earnings or loss of the Partnership. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II - Other Information".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997 and the Company's first quarter of 1998 commenced on December 29, 1997 and ended on March 29, 1998. For the purposes of this management's discussion and analysis, such periods are referred to herein as the three months ended March 30, 1997 and March 29, 1998 or the 1997 and 1998 first quarters, respectively.

     The discussion below reflects the operations of C.H. Patrick & Co., Inc. ("C.H. Patrick") as discontinued operations as the result of the sale of C.H. Patrick on December 23, 1997.

RESULTS OF OPERATIONS

     Revenues decreased $17.1 million to $172.1 million in the three months ended March 29, 1998 principally reflecting the $59.2 million of nonrecurring reported sales in the 1997 first quarter of the propane segment due to the Deconsolidation and $52.1 million of nonrecurring sales in the 1997 first quarter for the then company-owned Arby's restaurants, all 355 of which were sold on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system. The reduction in revenues as a result of these factors was partially offset by aggregate sales of $97.7 million in the 1998 first quarter associated with (i) Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages acquired by the Company from The Quaker Oats Company on May 22, 1997 (the "Snapple Acquisition"), and (ii) Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks acquired by the Company on November 25, 1997 (the "Stewart's Acquisition"). Aside from the effects of these transactions, revenues decreased $3.5 million. A discussion of such change in revenues by segment is as follows:

                Beverages - Aside from the effects in the three months ended March 29, 1998 of the Snapple Acquisition and the Stewart's Acquisition, revenues decreased $8.2 million (12.7%) due to decreases in Royal Crown, the Company's soft drink concentrate company ($5.1 million or 13.8%), and premium beverages ($3.1 million or 11.3%). Such decrease in Royal Crown sales was due to decreases in sales of finished goods ($2.9 million) and concentrate ($2.2 million). The decrease in sales of finished goods is principally due to the absence in the 1998 period of 1997 sales of the C&C beverage line, the rights to which were sold in July 1997. The Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of concentrate reflects a decrease in branded sales principally due to domestic volume declines, despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods, partially offset by a volume increase in private label sales. Such decrease in premium beverages sales was due to decreases in sales of finished goods ($2.0 million) and concentrate ($1.1 million). The decrease in sales of finished goods principally reflects both lower volume ($1.1 million) and lower average prices ($0.9 million) due to changes in product mix. The decrease in sales of concentrate resulted from reduced purchases by an international customer.

                Restaurants - Aside from the effect on sales of the RTM Sale, revenues increased $4.7 million (35.9%) to $18.1 million due to (i) incremental royalties of $2.3 million during the 1998 first quarter from the aforementioned 355 restaurants sold to RTM, (ii) a 3.9% increase in same-store sales of franchised restaurants other than those sold to RTM in the RTM Sale and
                (iii)an average net increase of 68(2.5%) franchised restaurants.

     Gross profit (total revenues less cost of sales) increased $14.0 million to $92.3 million in the three months ended March 29, 1998 reflecting in part gross profit in the 1998 first quarter associated with Snapple and Cable Car, partially offset by the effect of the Deconsolidation and the company-owned Arby's restaurants sold to RTM. Aside from the effects of these transactions, gross profit decreased $1.4 million as the effect of the lower overall revenues discussed above were partially offset by higher overall gross margins reflecting a revenue mix shift to a higher proportion of restaurant franchise and royalty revenues (with no associated cost of sales) in the 1998 first quarter. A discussion of the changes in gross margins by segment, which aside from the effects of the transactions noted above, increased slightly in the aggregate to 68% from 67% as a result of the shift in revenue mix, is as follows:

                Beverages - Aside from the effects in the 1998 first quarter of the Snapple Acquisition and Stewart's Acquisition, gross margins decreased from 60% to 58% due to decreases in premium beverages from 40% to 36% while Royal Crown gross margins were relatively unchanged at 75%. Such decrease in premium beverage gross margins was due to a shift in product mix in premium beverages to lower- margin products such as 100% fruit juices. Royal Crown's gross margins were relatively unchanged as the shift in product mix to higher-margin concentrate sales was offset by the recognition of a nonrecurring 1997 first quarter reduction to cost of sales of $1.5 million resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. The Company has no similar contract guaranteeing minimum gross profit levels in 1998.

                Restaurants - After adjusting for the effects of the RTM Sale, gross margins are 100% due to the fact that royalties and franchise fees (with no associated cost of sales) constitute the total revenues of the segment.

     Advertising, selling and distribution expenses increased $18.2 million to $48.8 million in the three months ended March 29, 1998 reflecting the expenses of Snapple and Cable Car, partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale, (b) a decrease in the expenses of the beverage segment exclusive of Snapple and Cable Car principally due to (i) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (ii) planned reductions in connection with the aforementioned decrease in sales of C&C products, and (c) the effect of the Deconsolidation.

     General and administrative expenses increased $3.8 million to $33.6 million in the three months ended March 29, 1998 due to (i) the expenses of Snapple and Cable Car and (ii) other inflationary increases, all partially offset by (i) the effect of the Deconsolidation and (ii) reduced restaurant segment spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and other cost reduction measures.

     The nonrecurring facilities relocation and corporate restructuring charge of $1.9 million in the 1997 first quarter principally consisted of employee severance costs incurred through March 30, 1997 associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown Company Inc. ("Royal Crown"), which was centralized in the White Plains, New York headquarters of the Triarc Beverage Group (consisting of Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company, and Snapple).

     Interest expense increased $1.8 million to $16.6 million in the three months ended March 29, 1998 reflecting higher average levels of debt due to increases from (i) borrowings by Snapple in connection with the May 22, 1997 Snapple Acquisition ($221.1 million outstanding as of March 29, 1998) and (ii) the February 9, 1998 sale by Triarc of zero coupon convertible subordinated debentures due 2018 (the "Debentures") ($101.0 million net of unamortized original issue discount at March 29, 1998) less $69.6 million of mortgage and equipment notes payable and capitalized lease obligations assumed by RTM in connection with the RTM Sale, partially offset by a net $2.2 million decrease as a result of the Deconsolidation of the Partnership.

     Investment income, net increased $4.9 million to $7.6 million in the three months ended March 29, 1998 reflecting a $4.9 million increase in realized gains on the sales of short-term investments in the 1998 quarter which may not recur in future periods.

     Other income, net increased $1.0 million to $2.3 million in the three months ended March 29, 1998 principally due to the Company's equity in the earnings of the Partnership recognized as a result of the Deconsolidation partially offset by Snapple's 20% equity interest in the loss of Select Beverages, Inc. ("Select").

     The Company's provisions for income taxes for the three months ended March 29, 1998 and March 30, 1997 represented effective rates of 50% and 53%, respectively. Such rate was higher in the 1997 first quarter due to the greater effect in the 1997 quarter of the amortization of nondeductible costs in excess of net assets of acquired companies since the projected pre-tax income for the 1998 full year upon which the rate was based was higher than such income for 1997 partially offset by the inclusion in pre-tax income of non-taxable minority interests in the net income of the Partnership in the 1997 first quarter.

     The minority interests in net income of a consolidated subsidiary (the Partnership) of $4.1 million in the three months ended March 30, 1997 represent the limited partners' 57.3% interests in the net income of the Partnership. As a result of the Deconsolidation, effective with the 1998 first quarter minority interests are effectively netted against the equity in the earnings of the Partnership included in "Other income, net."

     Income from discontinued operations increased $2.1 million to $2.6 million in the three months ended March 29, 1998. The amount in the 1998 first quarter represents an adjustment to amounts provided in prior years for the estimated loss on disposal of certain discontinued operations of Southeastern Public Service Company, a subsidiary of the Company. The amount in the 1997 period represents the net income of C.H. Patrick which, as noted above, was sold in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities required cash and cash equivalents (collectively "cash") of $22.0 million during the first quarter of 1998 principally reflecting cash used for operating assets and liabilities of $21.6 million, reclassifications (to investing activities and discontinued operations) of $7.8 million and the payment of $8.1 million in connection with a Federal income tax settlement described below, less net income of $4.2 million and net non-cash charges of $11.3 million. The cash used for operating assets and liabilities of $21.6 million principally reflects (i) a decrease in accounts payable and accrued expenses of $18.0 million primarily due to (a) the payment of $8.2 million in connection with the settlement of a pre-acquisition lawsuit involving Snapple which had been previously accrued, (b) the $6.7 million effect on the 1998 first quarter of the semi-annual interest payment made during such quarter on the $275.0 million of 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") of RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of Triarc, and (c) the payment of previously accrued acquisition related costs of $4.7 million associated with the Snapple Acquisition and (ii) an increase in receivables of $8.0 million principally due to seasonality of sales at Snapple and Mistic, both partially offset by a decrease in inventories of $5.9 million during the 1998 first quarter. Such decrease reflects the reduction of (a) higher than normal year-end inventory levels of aspartame reflecting purchases, and resulting inventory build-ups, during the latter part of 1997 by Royal Crown in order to take advantage of a 1997 promotional incentive and (b) premium beverage inventories as a result of improved inventory controls. The Company expects positive operating cash flows for the remainder of 1998 due to (i) the positive effect on net income for the remainder of the year from the seasonality of the beverage business with the summer months as the peak season and (ii) the significant non-recurring or seasonal factors impacting the cash required in the 1998 first quarter for operating assets and liabilities which should not recur during the remainder of 1998 and should, to some extent, reverse.

     Working capital (current assets less current liabilities) was $202.0 million at March 29, 1998, reflecting a current ratio (current assets divided by current liabilities) of 2.0:1. Such amount represents an increase in working capital of $72.0 million from December 28, 1997 principally reflecting proceeds of $100.2 million from the sale of the Debentures less repurchases of stock for treasury of $27.5 million, both described below.

     The Company maintains a credit agreement (the "Credit Agreement") entered into by Snapple, Mistic and Triarc Beverage Holdings Corp. ("TBHC"), the parent of Snapple and Mistic, (collectively, the "Borrowers") consisting of a $300.0 million term facility of which there were $294.8 million of loans (the "Term Loans") outstanding as of March 29, 1998 and an $80.0 million revolving credit line (the "Revolving Credit Line") providing for revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which there were no outstanding borrowings as of March 29, 1998. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. As of March 29, 1998, borrowing availability under the Revolving Credit Line was $40.1 million in accordance with limitations due to such borrowing base. The Term Loans are due in increasing annual amounts through 2004 with a final payment in 2005. The Borrowers must also make mandatory prepayments in an amount, if any, equal to 75% of excess cash flow, as defined. Under the definition of excess cash flow, as amended by an amendment to the Credit Agreement dated March 23, 1998, the excess cash flow for the period May 22, 1997 through December 28, 1997 resulted in a required prepayment of $2.8 million which was made in May 1998. Aggregate principal payments of $10.6 million, including the aforementioned $2.8 million prepayment, are required on the Term Loans during the remainder of 1998.

     The 9 3/4% Senior Notes mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. The 9 3/4% Senior Notes are, however, redeemable at the option of RCAC commencing on August 1, 1998. Triarc and RCAC are currently evaluating refinancing alternatives with respect to the 9 3/4% Senior Notes. No decision has been made to pursue any particular refinancing alternative and there can be no assurance that any such refinancing will be effected.

     As of March 29, 1998 the Company has $3.8 million and $0.5 million, respectively, of remaining mortgage notes and equipment notes payable to FFCA Mortgage Corporation ("FFCA") not assumed by RTM in connection with the RTM Sale. Such mortgage and equipment notes are repayable in equal monthly installments, including interest, over twenty years and seven years, through 2016 and 2003, respectively. Amounts due under these notes during the remainder of 1998 aggregate $0.7 million consisting of $0.6 million to be assumed by RTM (and offset against a receivable from RTM for an equal amount) and $0.1 million to be paid in cash.

     The Company has a $40.7 million loan due to the Partnership (the "Partnership Loan"), bearing interest at 13 1/2% payable in cash and which is due in annual installments of approximately $5.1 million commencing 2003 through 2010 and, accordingly, does not require any principal payments in 1998.

     On February 9, 1998 the Company sold the Debentures with an aggregate principal amount at maturity of $360.0 million to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers", which are due 2018 without any amortization of the principal amount required prior thereto. The Debentures were issued at a discount of 72.177% from principal and resulted in proceeds to the Company of $100.2 million, before placement fees and other related fees and expenses aggregating approximately $4.0 million. The Company utilized $25.6 million of the net proceeds from the sale of Debentures to purchase 1.0 million shares for treasury and will use the remainder, which is principally held in cash equivalents as of March 29, 1998, for general corporate purposes, including working capital requirements, repayment or refinancing of indebtedness, acquisitions and investments. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5%. As of March 29, 1998 the conversion of all of the Debentures into Class A Common Stock would result in the issuance of 3.4 million shares of Class A Common Stock. The Company filed an initial registration statement (the "Registration Statement") under the Securities Act of 1933 on Form S-3 with the Securities and Exchange Commission on May 5, 1998 to register resales of Debentures and the Class A Common Stock issuable upon any conversion of the Debentures. The Registration Statement is pending and has not yet been declared effective.

     Neither the Debentures nor the Class A Common Stock issuable upon conversion were initially registered under the Securities Act, and may not be offered or sold within the United States, unless so registered, except pursuant to an exemption from the Securities Act, or in a transaction not subject to the registration requirements of the Securities Act. This Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy the Debentures or the Class A Common Stock.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash, short-term investments and the assets of Cable Car are pledged as security. In addition, obligations under (i) the 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG"), (ii) the $125.0 million of 8.54% first mortgage notes due June 30, 2010 of the Partnership and $14.8 million outstanding under a $55.0 million bank credit facility maintained by National Propane, L.P., a subpartnership of the Partnership, have been guaranteed by National Propane Corporation ("National Propane"), a general partner of the Partnership and subsidiary of the Company and (iii) borrowings under loan agreements with FFCA consisting of (a) the mortgage notes and equipment notes assumed by RTM in connection with the RTM Sale (approximately $52.7 million outstanding as of March 29, 1998) and (b) the $4.3 million of remaining debt retained by the Company, have been guaranteed by Triarc. As collateral for the guarantees, all of the stock of Royal Crown and TRG is pledged as well as National Propane's 2% unsubordinated general partner interest in the Partnership (see below). Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic and TBHC is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Loan.

     Consolidated capital expenditures amounted to $6.2 million for the three months ended March 29, 1998, including $4.6 million which RCAC was required to reinvest in core business assets under the indenture pursuant to which the 9 3/4% Senior Notes were issued as a result of the sale of the C&C beverage line and certain other asset disposals in the latter half of 1997 in lieu of RCAC utilizing the net proceeds to purchase 9 3/4% Senior Notes. In addition to capital expenditures, the Company completed its purchases of two ownership interests in corporate aircraft in the 1998 first quarter for $3.7 million. The Company expects that capital expenditures will approximate $6.3 million during the remainder of 1998. As of March 29, 1998 there were no outstanding commitments for such estimated capital expenditures.

     Although the Company made no business acquisitions during the 1998 first quarter, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so.

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $5.3 million, including interest, during 1997, paid an additional $8.1 million, including interest, during the 1998 first quarter and paid an additional $0.3 million, including interest, during the 1998 second quarter. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $43.0 million, the tax effect of which has not yet been determined. Accordingly, the amount of any payments required as a result thereof cannot presently be determined.

     Under a program originally announced in October 1997 and amended in March 1998, the Company is currently authorized, when and if market conditions warrant, to repurchase until November 1998, up to $30.0 million of its Class A Common Stock. Through March 29, 1998 the Company had repurchased 138,700 shares of its Class A Common Stock at an aggregate cost of $3.5 million under this program, of which 71,500 shares at an aggregate cost of $1.9 million were purchased during the 1998 first quarter. Subsequent to March 29, 1998 the Company repurchased an additional 40,000 shares at an aggregate cost of $1.0 million in April 1998. There can be no assurance that the Company will repurchase the full $30.0 million of its Class A Common Stock authorized under this program. In addition to this program and as disclosed above, during the 1998 first quarter the Company used a portion of the proceeds from the sale of the Debentures to purchase 1.0 million shares of Class A Common Stock for an aggregate price of $25.6 million from Morgan Stanley.

     The Company owns, through National Propane, 4.5 million subordinated units (the "Subordinated Units") representing an approximate 38.7% subordinated general partnership interest in the Partnership. The Company also owns, through National Propane and a subsidiary, an aggregate 4.0% unsubordinated general partner interest (the "Unsubordinated General Partners' Interest" in the Partnership and a subpartnership. The Company received quarterly distributions on the Subordinated Units (the "Subordinated Distributions") from the Partnership and quarterly distributions on the Unsubordinated General Partners' Interest (the "General Partner Distributions") of $2.4 million and $0.2 million, respectively, in February 1998 with respect to the fourth quarter of 1997. However, the Company has agreed to forego any additional Subordinated
Distributions in order to facilitate the Partnership's compliance with a covenant restriction contained in its bank facility agreement. Accordingly, the Company does not expect to receive any additional Subordinated Distributions for the remainder of 1998. Such Subordinated Distributions will be resumed when their payment will not impact compliance with such covenant. General Partner Distributions are expected to continue but at a reduced amount and should amount to $0.4 million for the remainder of 1998.

     On May 1, 1998 the Company sold its 20% non-current investment in Select for cash of $28.3 million, subject to certain post-closing adjustments.

     As of March 29, 1998, the Company's cash requirements for the remainder of 1998, exclusive of operating cash flow requirements, consist principally of (i) debt principal repayments currently aggregating $11.2 million (including $7.8 million of scheduled repayments under the Term Loans, the $2.8 million required prepayment under the Credit Agreement discussed above and $0.1 million under the FFCA mortgage and equipment notes), (ii) capital expenditures of approximately $6.3 million, (iii) the federal income tax payment of $0.3 million made in April 1998 and additional payments, if any, related to the $43.0 million of contested adjustments both from the IRS examination of the Company's 1989 through 1992 income tax returns, (iv) the treasury stock repurchase of $1.0 million in April 1998 and additional repurchases, if any and (v) the cost of business acquisitions, if any. The Company anticipates meeting all of such requirements through existing cash and cash equivalents and short-term investments (aggregating $222.1 million as of March 29, 1998), the $28.3 million received from the May 1998 sale of its investment in Select, cash flows from operations and availability under the Revolving Credit Line.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash and cash equivalents and short-term investments (aggregating $188.0 million as of March 29, 1998), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under tax-sharing agreements with certain subsidiaries.

     Triarc's principal subsidiaries, other than Cable Car, CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1998 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership, principally quarterly Subordinated Distributions and General Partner Distributions from the Partnership. As set forth above Triarc has received $2.4 million and $0.2 million of Subordinated Distributions and General Partner Distributions, respectively, in February 1998 but does not anticipate any additional Subordinated Distributions for the remainder of 1998. While there are no restrictions applicable to CFC Holdings, CFC Holdings is dependent upon cash flows from RCAC to pay dividends and, as of March 29, 1998, RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

     Triarc's indebtedness to consolidated subsidiaries aggregated $33.6 million as of March 29, 1998. Such indebtedness consists of a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note"), a $2.0 million demand note to a subsidiary of RCAC and a
$1.6 million  note due to  Chesapeake  Insurance  Company  Limited  ("Chesapeake
Insurance"), a wholly-owned subsidiary of the Company. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane equal to such cash interest. Triarc must pay $0.4 million of principal on the note due to Chesapeake Insurance during the remainder of 1998; Triarc's other intercompany indebtedness requires no principal payments during 1998, assuming no demand is made under the $30 Million Note, and none is anticipated, or the $2.0 million note payable to a subsidiary of RCAC. As described above, Triarc also has indebtedness of $40.7 million under the Partnership Loan, which requires no principal payments during 1998.

     Triarc's principal cash requirements for the remainder of 1998 are (i) payments of general corporate expenses, (ii) interest due on the Partnership Loan, (iii) additional payments, if any, related to the $43.0 million of proposed adjustments from the IRS examination of the Company's 1989 through 1992 income tax returns being contested, (iv) the treasury stock repurchase of $1.0 million in April 1998 and additional repurchases, if any, and (v) the cost of business acquisitions, if any. Triarc expects to be able to meet all of such cash requirements for the remainder of 1998 through existing cash and cash equivalents and short-term investments.

LEGAL AND ENVIRONMENTAL MATTERS

     The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $3.1 million as of March 29, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

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

PART II.       OTHER INFORMATION

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its competitors detailed in Triarc's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On May 6, 1998, Triarc held its Annual Meeting of Stockholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Stanley R. Jaffe, Joseph A. Levato, David E. Schwab II, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, approving Triarc's 1998 Equity Participation Plan, and proposal 3, ratifying the appointment of Deloitte & Touche, LLP as Triarc's independent certified public accountants.

The voting on the above matters is set forth below:

       NOMINEE                      VOTES FOR                  VOTES WITHHELD

       Nelson Peltz                 21,979,041                     338,635
       Peter W. May                 21,978,859                     338,817
       Hugh L. Carey                21,780,558                     537,118
       Clive Chajet                 21,871,826                     445,850
       Stanley R. Jaffe             21,874,728                     442,948
       Joseph A. Levato             21,969,054                     348,622
       David E. Schwab II           21,979,523                     338,153
       Raymond S. Troubh            21,978,656                     339,020
       Gerald Tsai, Jr.             21,975,336                     342,340

Proposal 2 - There were  14,185,156  votes  for,  3,039,864  votes  against,
             101,877 abstentions and 4,990,779 broker non-votes.

Proposal 3 - There were 21,927,111  votes for, 346,691 votes against and 101,877 abstentions.


ITEM 5.  OTHER INFORMATION

       On May 1, 1998, Triarc sold its minority interest in Select Beverages, Inc. for approximately $28.3 million, in cash, subject to certain post-closing adjustments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

        3.1 - By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated May 4, 1998 (SEC File No. 1-2207).

        4.1 -  Indenture   dated  as  of  February  9,  1998  between  Triarc
               Companies,   Inc.   and  The  Bank  of  New  York,   as  Trustee,
               incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K/A dated March 6, 1998 (SEC File No. 1-
               2207).

        4.2 - Registration Rights Agreement dated as of February 4, 1998 by and among Triarc Companies, Inc. and Morgan Stanley & Co. Incorporated, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K/A dated March 6, 1998 (SEC File No. 1-2207).

        4.3 - Third Amendment dated as of March 23, 1998 to the Credit Agreement dated as of June 26, 1996, among National Propane, L.P., the Lenders (as defined therein), BankBoston, N.A. as administrative agent and a Lender, and BancAmerica Robertson Stephens, as syndication agent, incorporated herein by reference to Exhibit 10.1 to National Propane Partners, L.P.'s Current Report on Form 8-K dated March 25, 1998 (SEC File No. 1-11867).

        4.4 - Fourth Amendment dated as of March 30, 1998 to the Credit Agreement dated as of June 26, 1996, among National Propane Partners, L.P., BankBoston, N.A., as administrative agent and a Lender, and BancAmerica Robertson Stephens, as syndication agent, incorporated herein by reference to Exhibit 10.27 to National Propane Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 1-11867)

        4.5 - First Amendment to Credit Agreement dated as of March 23, 1998 among Mistic Brands, Inc., Snapple Beverage Corp., Triarc Beverage Holdings Corp., the Lendors (as defined therein), DLJ Capital Funding, Inc., as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and The Bank of New York, as administrative agent, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated March 26, 1998 (SEC File No. 1-2207).

        10.1 - Agreement dated as of March 23, 1998, by and among National Propane Partners, L.P., National Propane Corporation, Triarc Companies, Inc., the Lenders (as therein defined), BankBoston, N.A. as administrative agent, and BancAmerica Robertson Stephens, as syndication agent, incorporated herein by reference to Exhibit
               10.2 to National Propane Partners, L.P.'s Current Report on Form 8-K dated March 25, 1998 (SEC File No. 1-11867).

        10.2 - Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC File No. 1-2207).

        10.3 - Form of Non-Incentive Stock Option Agreement under Triarc's 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC File No. 1-2207).

        10.4 - Letter agreement, dated as of March 10, 1998, between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit
               10.3 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC File No. 1-2207).

        27.1 - Financial Data Schedule for the fiscal quarter ended March 29, 1998, submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K

        The Registrant filed a report on Form 8-K/A (Amendment No. 1) on January 7, 1998 with respect to the completion by Triarc of the sale of all of the outstanding capital stock of C.H. Patrick & Co., Inc., its dyes and specialty chemicals subsidiary, to The B.F. Goodrich Company for $72 million in cash, subject to certain post-closing adjustments. Such report also included certain pro forma financial information required to be filed in connection therewith.

        The Registrant filed a report on Form 8-K/A (Amendment No. 2) on February 3, 1998 which corrected certain pro forma adjustment amounts contained in the pro forma condensed statements of operations included in Item 7(b) of the report filed on Form 8-K/A on January 7, 1998 (described above).

        The Registrant filed a report on Form 8-K/A (Amendment No. 1) on February 4, 1998 which contained certain financial information required to be filed in connection with the acquisition by the Registrant of Cable Car Beverage Corporation in November 1997.

        The Registrant filed a report on Form 8-K/A on February 9, 1998 with respect to the completion by the Registrant of the sale of $360 million principal amount at maturity of Zero Coupon Convertible Subordinated Debentures due 2018 (the "Debentures") in a private placement and the purchase by the Registrant of one million shares of its Class A Common Stock for an aggregate purchase price of approximately $25. 6 million.

        The Registrant filed a report on Form 8-K/A (Amendment No. 1) on March 6, 1998 with respect to the completion by the Registrant of the sale of the Debentures. Such report also included certain agreements entered into by the Registrant in connection therewith.

        The Registrant filed a report on Form 8-K on March 12, 1998 which contained certain agreements and documents entered into or otherwise relating to the Registrant and its subsidiaries.

        The Registrant filed a report on Form 8-K on March 26, 1998 which contained an agreement entered into by or otherwise relating to the Registrant and its subsidiaries.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRIARC COMPANIES, INC.
                                             (Registrant)




Date:  May 13, 1998                     By: /S/ JOHN L. BARNES, JR.
                                        ---------------------------
                                        John L. Barnes, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Company)



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

4.1 - Indenture dated as of February 9, 1998 between Triarc Companies, Inc. and The Bank of New York, as Trustee, incorporated herein by reference to
               Exhibit 4.1 to Triarc's Current Report on Form 8-K/A dated March 6, 1998 (SEC File No. 1-2207).

4.2 - Registration Rights Agreement dated as of February 4, 1998 by and among Triarc Companies, Inc. and Morgan Stanley & Co. Incorporated, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K/A dated March 6, 1998 (SEC File No. 1-2207).

4.3 - Third Amendment dated as of March 23, 1998 to the Credit Agreement dated as of June 26, 1996, among National Propane, L.P. , the Lenders (as defined therein), BankBoston, N.A. as administrative agent and a Lender, and BancAmerica Robertson Stephens, as syndication agent, incorporated herein by reference to Exhibit 10.1 to National Propane Partners, L.P.'s Current Report on Form 8-K dated March 25, 1998 (SEC File No. 1-11867).

4.4 -          Fourth Amendment dated as of March 30, 1998 to the
               Credit Agreement dated as of June 26, 1996, among National Propane Partners, L.P., BankBoston, N.A., as administrative agent and a Lender, and BancAmerica Robertson Stephens, as syndication agent, incorporated herein by reference to Exhibit 10.27 to National Propane Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 1-11867)

4.5 - First Amendment to Credit Agreement dated as of March 23, 1998 among Mistic Brands, Inc., Snapple Beverage Corp., Triarc Beverage Holdings Corp., the Lendors (as defined therein), DLJ Capital Funding, Inc., as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and The Bank of New York, as administrative agent, incorporated herein by reference to Exhibit 4.1 to Triarc's's Current Report on Form 8-K dated March 26, 1998 (SEC File No. 1-2207).

10.1 - Agreement dated as of March 23, 1998, by and among National Propane Partners, L.P., National Propane Corporation, Triarc Companies, Inc., the Lenders (as therein defined), BankBoston, N.A. as administrative agent, and BancAmerica Robertson and Stephens, as syndication agent, incorporated herein by reference to
               Exhibit 10.2 to National Propane Partners, L.P.'s Current Report on Form 8-K dated March 25, 1998 (SEC File No. 1-11867).

10.2 - Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit
               10.1 to Triarc's Current Report on Form 8-K dated
               May 13, 1998 (SEC File No. 1-2207).

10.3 - Form of Non-Incentive Stock Option Agreement under Triarc's 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC File No. 1-2207).

10.4 - Letter agreement, dated as of March 10, 1998, between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC File No. 1-2207).

27.1 - Financial Data Schedule for the fiscal quarter ended March 30, 1997, submitted to the Securities and Exchange Commission in electronic format.