Form 10-Q
period 1998-06-28
TRIARC COMPANIES INC
filed 1998-08-12
CIK 30697

-------------------------------------------------------------------------------





                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998

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

                                                             Yes (X)     No (  )

             There were 24,590,087 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of July 31, 1998.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                           DECEMBER 28,           JUNE 28,
                                                                                             1997 (A)               1998
                                                                                             --------               ----
                                                                                                   (IN THOUSANDS)
                                          ASSETS                                                              (UNAUDITED)

Current assets:
    Cash and cash equivalents.............................................................$    129,480          $   183,421
    Short-term investments................................................................      46,165               90,166
    Receivables, net......................................................................      77,882              106,487
    Inventories...........................................................................      57,394               76,402
    Deferred income tax benefit ..........................................................      38,120               38,435
    Prepaid expenses and other current assets ............................................       6,718                5,310
                                                                                          ------------          -----------
      Total current assets................................................................     355,759              500,221
Investments...............................................................................      31,449                7,424
Properties, net...........................................................................      33,833               33,678
Unamortized costs in excess of net assets of acquired companies...........................     279,225              273,746
Trademarks................................................................................     269,201              263,886
Deferred costs and other assets...........................................................      35,406               38,595
                                                                                          ------------          -----------
                                                                                          $  1,004,873          $ 1,117,550
                                                                                          ============          ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.....................................................$     14,182          $    22,405
    Accounts payable......................................................................      63,237              103,691
    Accrued expenses......................................................................     148,254              147,365
                                                                                           -----------          -----------
      Total current liabilities...........................................................     225,673              273,461
Long-term debt............................................................................     604,830              698,811
Deferred income taxes.....................................................................      92,577               89,667
Deferred income and other liabilities.....................................................      37,805               29,057
Stockholders' equity (deficit):
    Common stock..........................................................................       3,555                3,555
    Additional paid-in capital............................................................     204,291              204,935
    Accumulated deficit...................................................................    (115,440)            (103,176)
    Treasury stock........................................................................     (45,456)             (75,778)
    Other  ...............................................................................      (2,962)              (2,982)
                                                                                          ------------          -----------
      Total stockholders' equity .........................................................      43,988               26,554
                                                                                          ------------          -----------
                                                                                          $  1,004,873          $ 1,117,550
                                                                                          ============          ===========



(A) Derived from the audited consolidated financial statements as of December 28, 1997

  See  accompanying  notes  to  condensed   consolidated financial statements.


                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               ------------------------      ------------------------
                                                                JUNE 29,        JUNE 28,         JUNE 29,    JUNE 28,
                                                                 1997            1998              1997       1998
                                                                 ----            ----              ----       ----
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)

Revenues:
    Net sales...................................................$  191,961   $  213,506     $   367,802    $  367,387
    Royalties, franchise fees and other revenues................    16,326       19,385          29,641        37,557
                                                                ----------   ----------     -----------    ----------
                                                                   208,287      232,891         397,443       404,944
                                                                ----------   ----------     -----------    ----------
Costs and expenses:
    Cost of sales...............................................   113,187      114,661         224,042       194,419
    Advertising, selling and distribution.......................    53,070       61,516          83,647       110,275
    General and administrative..................................    35,241       33,880          65,098        67,520
    Facilities relocation and corporate restructuring...........     5,467          --            7,350           --
    Acquisition related.........................................    32,440          --           32,440           --
                                                                ----------   ----------     -----------    ----------
                                                                   239,405      210,057         412,577       372,214
                                                                ----------   ----------     -----------    ----------
      Operating profit (loss) ..................................   (31,118)      22,834         (15,134)       32,730
Interest expense................................................   (17,393)     (17,781)        (32,231)      (34,419)
Investment income, net..........................................     1,569        7,324           4,271        14,909
Gain (loss) on sale of businesses...............................    (2,342)       4,776          (2,342)        4,851
Other income (expense), net.....................................     3,554       (1,757)          4,944           515
                                                                ----------   ----------     -----------    ----------
      Income (loss) from continuing operations before income
         taxes and minority interests...........................   (45,730)      15,396         (40,492)       18,586
Benefit from (provision for) income taxes.......................    12,818       (7,327)         10,052        (8,922)
Minority interests in (income) loss of consolidated subsidiary..       939          --           (3,171)          --
                                                                ----------   ----------     -----------    ----------
      Income (loss) from continuing operations..................   (31,973)       8,069         (33,611)        9,664
Income from discontinued operations.............................       804          --            1,265         2,600
                                                                ----------   ----------     -----------    ----------
      Income (loss) before extraordinary charges................   (31,169)       8,069         (32,346)       12,264
Extraordinary charges...........................................    (2,954)         --           (2,954)          --
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$  (34,123)  $    8,069     $   (35,300)   $   12,264
                                                                ==========   ==========     ===========    ==========

Basic income (loss) per share:
      Income (loss) from continuing operations..................$    (1.07)  $      .26     $     (1.12)   $      .32
      Income from discontinued operations.......................       .03          --              .04           .08
      Extraordinary charges.....................................      (.10)         --             (.10)          --
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$    (1.14)  $      .26     $     (1.18)   $      .40
                                                                ==========   ==========     ===========    ==========
Diluted income (loss) per share:
      Income (loss) from continuing operations..................$    (1.07)  $      .25     $     (1.12)   $      .30
      Income from discontinued operations.......................       .03          --              .04           .08
      Extraordinary charges.....................................      (.10)         --             (.10)          --
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$    (1.14)  $      .25     $     (1.18)   $      .38
                                                                ==========   ==========     ===========    ==========


 See  accompanying  notes  to  condensed   consolidated financial statements.



                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    SIX MONTHS ENDED
                                                                                             ----------------------------
                                                                                                JUNE 29,        JUNE 28,
                                                                                                 1997             1998
                                                                                                 ----             ----
                                                                                                    (IN THOUSANDS)
                                                                                                      (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)........................................................................$ (35,300)         $  12,264
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and other amortization ................................................    8,600             12,523
         Depreciation and amortization of properties.........................................    7,243              5,547
         Amortization of original issue discount and deferred financing costs ...............    2,200              4,823
         Payment resulting from Federal income tax return examination........................      --              (8,460)
         Realized gain on short-term investments.............................................      (71)            (9,086)
         Income from discontinued operations.................................................   (1,265)            (2,600)
         Net provision (payments) for acquisition related costs..............................   29,621             (5,376)
         Net provision (payments) for facilities relocation and corporate restructuring......    3,060             (2,429)
         Provision for doubtful accounts.....................................................    1,647              1,849
         (Gain) loss on sale of businesses...................................................    2,342             (4,851)
         Equity in loss of affiliates .......................................................     --                1,712
         Deferred income tax provision (benefit).............................................   (9,306)               202
         Write-off of deferred financing costs...............................................    4,839                --
         Minority interests in income of consolidated subsidiary ............................    3,171                --
         Other, net..........................................................................    3,976                744
         Changes in operating assets and liabilities:
           Increase in receivables...........................................................   (8,317)           (30,560)
           Increase in inventories...........................................................   (1,125)           (19,008)
           Decrease in prepaid expenses and other current assets.............................    5,974              1,408
           Increase (decrease) in accounts payable and accrued expenses  ....................   (5,417)            37,214
                                                                                             ---------          ---------
                Net cash provided by (used in) operating activities..........................   11,872             (4,084)
                                                                                             ---------          ---------
Cash flows from investing activities:
    Cost of short-term investments purchased ................................................  (22,399)           (94,026)
    Proceeds from short-term investments sold................................................   18,408             57,898
    Proceeds of securities sold short........................................................      --              18,462
    Payments to cover short positions in securities..........................................      --              (2,012)
    Cost of non-current investments..........................................................   (1,100)            (2,810)
    Capital expenditures.....................................................................   (6,156)            (8,542)
    Acquisition of Snapple Beverage Corp..................................................... (321,063)               --
    Other business acquisitions..............................................................   (5,159)               --
    Proceeds from sale of investment in Select Beverages, Inc................................      --              28,342
    Purchase of ownership interests in aircraft..............................................      --              (3,754)
    Distributions received from propane partnership..........................................      --               2,770
    Other....................................................................................    2,253                368
                                                                                             ---------          ---------
                Net cash used in investing activities........................................ (335,216)            (3,304)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................  331,788            100,163
    Repayments of long-term debt.............................................................  (74,285)            (7,426)
    Repurchase of common stock for treasury..................................................      --             (32,903)
    Deferred financing costs.................................................................  (11,200)            (3,906)
    Proceeds from stock option exercises ....................................................    1,245              2,390
    Distributions paid on partnership units of propane subsidiary............................   (7,036)               --
                                                                                             ---------          ---------
                Net cash provided by financing activities....................................  240,512             58,318
                                                                                             ---------          ---------
Net cash provided by (used in) continuing operations.........................................  (82,832)            50,930
Net cash provided by (used in) discontinued operations.......................................     (393)             3,011
                                                                                             ---------          ---------
Net increase (decrease) in cash and cash equivalents.........................................  (83,225)            53,941
Cash and cash equivalents at beginning of period.............................................  154,190            129,480
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$  70,965          $ 183,421
                                                                                             =========          =========


 See  accompanying  notes  to  condensed   consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1998
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 1997 and June 28, 1998, its results of operations for the three-month and six-month periods ended June 29, 1997 and June 28, 1998 and its cash flows for the six-month periods ended June 29, 1997 and June 28, 1998 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See Part II - "Other Information".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1997 commenced on January 1, 1997 and ended on June 29, 1997, with its second quarter commencing on March 31, 1997, and the Company's first half of 1998 commenced on December 29, 1997 and ended on June 28, 1998, with its second quarter commencing on March 30, 1998. For the purposes of these consolidated financial statements, the periods (i) from January 1, 1997 to June 29, 1997 and March 31, 1997 to June 29, 1997 are referred to below as the six-month and three-month periods ended June 29, 1997, respectively, and (ii) from December 29, 1997 to June 28, 1998 and March 30, 1998 to June 28, 1998 are referred to below as the six-month and three-month periods ended June 28, 1998, respectively.

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

     Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified (i) to reflect the results of C.H. Patrick & Co., Inc. ("C.H. Patrick"), which was sold on December 23, 1997, as a discontinued operation and (ii) to conform with the current periods' presentation.

(2)  SIGNIFICANT 1997 TRANSACTIONS

     In addition to the sale of C.H. Patrick discussed above, which is reported as a discontinued operation, the Company consummated the following significant
transactions   in  1997.   On  May  22,  1997  Triarc   acquired  (the  "Snapple
Acquisition") Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages, from The Quaker Oats Company for $311,915,000 consisting of cash of $300,126,000 (net of post-closing adjustments), $9,260,000 of fees and expenses and $2,529,000 of deferred purchase price (such purchase price was estimated at $321,063,000 as of June 29, 1997 as reported in the accompanying statement of cash flows for the six-month period then ended). The purchase price for the Snapple Acquisition was funded from (i) $75,000,000 of cash and cash equivalents on hand and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997. On November 25, 1997 the Company acquired (the "Stewart's Acquisition") Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks in the United States and Canada, primarily under the Stewart's(R) brand. Pursuant to the Stewart's Acquisition, Triarc issued (i) 1,566,858 shares of its Class A common stock (the "Class A Common Stock") with a value of $37,409,000 as of November 25, 1997 in exchange for all of the outstanding stock of Cable Car and (ii) options to acquire 154,931 shares of Class A Common Stock with a value of $2,788,000 as of November 25, 1997 in exchange for all of the outstanding stock options of Cable Car. On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned Arby's restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 and the assumption by RTM of an aggregate $69,637,000 of mortgage and equipment notes payable and capitalized lease obligations. On July 18, 1997 the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales &
Marketing Inc. for $750,000 in cash and an $8,650,000 note with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. See Note 3 to the consolidated financial statements in the Form 10-K for a further discussion of the transactions described above.

     Due to the significant effects of the above transactions, the following supplemental pro forma condensed consolidated summary operating data (the "Pro Forma Data") of the Company for the six months ended June 29, 1997 is presented for comparative purposes. Such Pro Forma Data has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of operations for such period to give effect to the Snapple Acquisition and related transactions, the RTM Sale, the Stewart's Acquisition and the C&C Sale, as if all of such transactions had been consummated on January 1, 1997. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1997 or of the Company's future results of operations and is as follows (in thousands except per share amounts):

                                                          AS             PRO
                                                       REPORTED         FORMA
                                                       --------         -----

     Revenues.......................................$    397,443    $   505,336
     Operating loss.................................     (15,134)       (11,464)
     Loss from continuing operations................     (33,611)       (35,736)
     Loss from continuing operations per share......       (1.12)         (1.13)

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



                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       ------------------------        --------------------------
                                                         JUNE 29,       JUNE 28,         JUNE 29,        JUNE 28,
                                                           1997           1998             1997            1998
                                                           ----           ----             ----            ----

     Net income (loss) ................................$  (34,123)     $   8,069       $  (35,300)      $   12,264
     Unrealized gain or loss on "available-for-sale"
         marketable securities.........................     2,614         (2,419)           2,565             (704)
     Currency translation adjustment...................        95            (17)              58              (12)
                                                       ----------      ---------       ----------       ----------
         Comprehensive income (loss)...................$  (31,414)     $   5,633       $  (32,677)      $   11,548
                                                       ==========      =========       ==========       ==========


(4)  INVENTORIES

     The following is a summary of the components of inventories (in thousands):

                                            DECEMBER 28,         JUNE 28,
                                               1997               1998
                                               ----               ----

     Raw materials..........................$   22,573         $   32,265
     Work in process........................       214                281
     Finished goods.........................    34,607             43,856
                                            ----------         ----------
                                            $   57,394         $   76,402
                                            ==========         ==========

(5)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

     On February 9, 1998 the Company sold (the "Offering") zero coupon convertible subordinated debentures due 2018 (the "Debentures") with an aggregate principal amount at maturity of $360,000,000 to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures were issued at a discount of 72.177% from principal resulting in proceeds to the Company of $100,163,000 before placement fees and other related fees and expenses aggregating approximately $4,000,000. The issue price represents an annual yield to maturity of 6.5%. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5% and currently the conversion of all of the Debentures into Class A Common Stock would result in the issuance of approximately 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by the Company commencing February 9, 2003 at the original issue price plus accrued original issue discount to the date of any such redemption. In June 1998 a shelf registration statement covering resales by holders of the Debentures (and the Class A Common Stock issuable upon any conversion of the Debentures) was declared effective by the SEC.

     The Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of Class A Common Stock for treasury for
$25,563,000 from Morgan Stanley (the "Equity Repurchase"). The balance of the net proceeds from the sale of Debentures are being used by Triarc for general corporate purposes, which include or may include investments, working capital requirements, treasury stock repurchases, repayment or refinancing of indebtedness and acquisitions.

     The following pro forma information of the Company for the six months ended June 28, 1998 has been prepared by adjusting the historical information reflected in the accompanying statement of operations for such period to reflect the effects of the Offering and the Equity Repurchase (which affects only the weighted average number of common shares and net income per share) prior to the February 9, 1998 Offering date as if such transactions had been consummated on December 29, 1997. Such pro forma information does not reflect any incremental interest income or any other benefit of the excess proceeds of the Offering (in thousands except per share amounts):

                                                             AS          PRO
                                                          REPORTED      FORMA
                                                          --------      -----

     Interest expense.......................................$ 34,419   $ 35,164
     Income from continuing operations......................   9,664      9,187
     Diluted income from continuing operations per share....     .30        .28
     Weighted average number of common shares used for
         calculation of diluted income from continuing
         operations per share..............................   32,655     32,424

     The Company has a $40,700,000 note payable to the Partnership (the "Partnership Note") which according to its terms is due in eight equal installments commencing 2003 through 2010. Effective June 30, 1998 the Partnership Note was amended to, among other things, permit the Company, at its option, to prepay up to $10,000,000 (the "Partnership Note Prepayments") of the principal of the Partnership Note at any time through February 14, 1999. On August 7, 1998 the Company prepaid $7,000,000 of the Partnership Note in order to (i) retroactively cure the Partnership's noncompliance as of June 30, 1998 with restrictive covenants contained in its bank facility agreement and (ii) permit the Partnership to pay on August 14, 1998 its normal quarterly distribution on its common units representing limited partner units with a proportionate amount for the Company's general partners' interest with respect to its second quarter of 1998. As such, the Company has classified such $7,000,000 as "Current portion of long-term debt" as of June 28, 1998 in the accompanying condensed consolidated balance sheet. The Partnership believes its ability to make a similar distribution with respect to its third quarter is contingent upon the Company prepaying an additional $3,000,000 on the Partnership Note. The Company, however, has made no commitment to prepay any of the additional $3,000,000 which it is permitted to prepay through February 14, 1999. The remaining principal amount of the Partnership Note after the $7,000,000 prepayment and any additional Partnership Note Prepayments is due in equal annual installments commencing 2003 through 2010.

(6)  SALE OF SELECT BEVERAGES

     On May 1, 1998 the Company sold its 20% interest in Select Beverages, Inc. ("Select") acquired as part of the Snapple Acquisition for $28,342,000, subject to certain post-closing adjustments. The Company recognized a pre-tax gain on the sale of Select of $3,899,000 representing the excess of the net sales price over the Company's carrying value of the investment in Select and estimated related post-closing adjustments and expenses. Such gain was included in "Gain
(loss) on sale of businesses" in the accompanying statements of operations for the three and six-month periods ended June 28, 1998.

(7)  INCOME TAXES

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $5,298,000, including interest, during 1997 and paid an additional $8,460,000, including interest, during the six-month period ended June 28, 1998. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $43,000,000, the tax effect of which has not yet been determined. The IRS has recently commenced its examination of the Company's Federal income tax returns for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of the contested adjustments and the recently commenced examination.

(8)  INCOME (LOSS) PER SHARE

     The weighted average number of common shares outstanding used in the calculations of basic income (loss) per share (i) for the three and six-month periods ended June 29, 1997 were 29,961,000 and 29,931,000, respectively, and
(ii) for the three and six-month periods ended June 28, 1998 were 30,596,000 and 30,841,000, respectively. The shares used in the calculations of diluted income
(loss) per share (i) for the three and six-month periods ended June 29, 1997 were 29,961,000 and 29,931,000, respectively, and (ii) for the three and six-month periods ended June 28, 1998 were 32,374,000 and 32,655,000, respectively. The shares used in the calculations of basic and diluted income
(loss) per share are the same in the 1997 periods since all potentially dilutive securities (stock options) would have had an antidilutive effect. The shares for diluted earnings per share for the three and six-month periods ended June 28, 1998 include the effects (1,778,000 and 1,814,000 shares, respectively) of dilutive stock options but exclude any effect of the assumed conversion of the Debentures since the effect thereof would have been antidilutive.

(9)   TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, for annual rent of $3,310,000 as of January 1, 1998. In connection with such lease and the amortization over a five-year period of a $2,500,000 May 1997 payment made by the Company to TASCO for (i) an option to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace one of the aircraft covered under the lease, the Company had rent expense of $1,936,000 for the six-month period ended June 28, 1998. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

(10)  LEGAL AND ENVIRONMENTAL MATTERS

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $2,813,000 as of June 28, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 28, 1997 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's beverage and restaurant segments are described therein. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II Other Information".

         Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1997 commenced on January 1, 1997 and ended on June 29, 1997, with its second quarter commencing on March 31, 1997, and the Company's first half of 1998 commenced on December 29, 1997 and ended on June 28, 1998, with its second quarter commencing on March 30, 1998. For the purposes of this management's discussion and analysis, the periods (i) from January 1, 1997 to June 29, 1997 and March 31, 1997 to June 29, 1997 are referred to below as the six-month (or 1997 first half) and three-month (or 1997 second quarter) periods ended June 29, 1997, respectively, and (ii) from December 29, 1997 to June 28, 1998 and March 30, 1998 to June 28, 1998 are referred to below as the six-month (or 1998 first half) and three-month (or 1998 second quarter) periods ended June 28, 1998, respectively.

     The discussion below reflects the operations of C.H. Patrick & Co.,Inc. ("C.H. Patrick") as discontinued operations as the result of the sale of C.H. Patrick on December 23, 1997.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 28, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 29, 1997

         Revenues increased $7.5 million to $404.9 million in the six months ended June 28, 1998 principally reflecting aggregate higher sales of $179.9 million in the 1998 first half associated with (i) revenues through May 22, 1998 from Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages acquired by the Company from The Quaker Oats Company on May 22, 1997 (the "Snapple Acquisition"), and (ii) Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks acquired by the Company on November 25, 1997 (the "Stewart's Acquisition" and, collectively with the Snapple Acquisition, the "Beverage Acquisitions"). The increase in revenues as a result of these acquisitions was partially offset by (i) $88.7 million of nonrecurring reported sales in the 1997 first half of the propane segment due to the deconsolidation of National Propane Partners, L.P. (the "Partnership"), the Company's 42.7%-owned investment representing its propane business, effective December 28, 1997 (the "Deconsolidation" - see Note 1 to the accompanying condensed consolidated financial statements and Notes 3 and 7 to the consolidated financial statements in the Form 10-K for further discussion) and
(ii) $74.2 million of nonrecurring sales in the 1997 first half for the then company-owned Arby's restaurants, all 355 of which were sold on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system. Aside from the effects of these transactions, revenues decreased $9.5 million. A discussion of such change in revenues by segment is as follows:

                Beverages - Aside from the effects of the Beverage Acquisitions, revenues decreased $17.2 million (8.4%) in the six months ended June 28, 1998 due to decreases in Royal Crown Company, Inc. ("Royal Crown"), the Company's soft drink concentrate company ($12.6 million or 15.6%), and premium beverages ($4.6 million or 3.7%). Such decrease in Royal Crown sales was due to decreases in sales of concentrate ($7.1 million or 9.6%) and finished goods ($5.5 million or 79.4%). The decrease in sales of concentrate was primarily due to domestic volume declines for branded concentrate reflecting competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods discussed below. The decrease in sales of finished goods was principally due to the absence in the 1998 period of 1997 sales of the C&C beverage line, the rights to which were sold in July 1997 (the "C&C Sale"). The Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in premium beverage sales was due to decreases in sales of finished goods ($3.5 million) and concentrate ($1.1 million). The decrease in sales of finished goods principally reflects lower average prices ($7.6 million) due to (i) changes in product mix and (ii) a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices, partially offset by net higher volume ($4.1 million), principally reflecting the effects of new product introductions. The decrease in sales of concentrate resulted from reduced purchases by an international customer.

                Restaurants - Aside from the effect on sales of the RTM Sale, revenues increased $7.7 million (25.9%) to $37.3 million due to incremental royalties of $3.2 million during the 1998 first half from the 355 restaurants sold to RTM and, with respect to restaurants other than those sold to RTM in the RTM Sale, (i) a 2.4% increase in same-store sales of franchised restaurants and
                (ii)  an  average   net   increase   of  59  (2.0%)   franchised
                restaurants.

     Gross profit (total revenues less cost of sales) increased $37.1 million to $210.5 million in the six months ended June 28, 1998 reflecting the gross profit in the 1998 first half associated with (i) the full period effect of Snapple and
(ii) Cable Car, partially offset by the effects of the Deconsolidation and the RTM Sale. Aside from the effects of these transactions, gross profit decreased $3.5 million as the effect of the lower overall sales volume discussed above was partially offset by higher overall gross margins reflecting a revenue mix shift to a higher proportion of restaurant franchise and royalty revenues (with no associated cost of sales) in the 1998 first half. A discussion of the changes in gross margins by segment, which aside from the effects of the transactions noted above, increased slightly in the aggregate to 60% from 59% as a result of the shift in revenue mix, is as follows:

                Beverages - Aside from the effects in the 1998 first half of (i) the full period effect of the Snapple Acquisition and (ii) the Stewart's Acquisition, gross margins decreased from 53% to 52% reflecting the higher proportion in the 1998 first half of lower-margin premium beverage sales, which margins decreased from 40% to 39%, while Royal Crown gross margins increased to 75% from 74%. Such decrease in premium beverage gross margins was principally due to the effects of (i) changes in product mix and (ii) the aforementioned change in Snapple's Canadian distribution, both substantially offset by the effect of the lower cost of flavors raw materials in the 1998 period. Royal Crown's gross margins increased as the effect of the shift in product mix to higher-margin concentrate sales more than offset the effect of a nonrecurring 1997 first half reduction to cost of sales of $1.0 million resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. The Company has no similar contract guaranteeing minimum gross profit levels in 1998.

                Restaurants - Aside from the effects of the RTM Sale, gross margins are 100% due to the fact that royalties and franchise fees (with no associated cost of sales) now constitute the total revenues of the segment.

     Advertising, selling and distribution expenses increased $26.6 million to $110.3 million in the six months ended June 28, 1998 reflecting the 1998 expenses associated with (i) the full period effect of Snapple and (ii) Cable Car, partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale, (b) a decrease in the expenses of the beverage segment exclusive of Snapple prior to May 22 of each year and Cable Car principally due to (i) the timing of promotional activity in premium beverages, (ii) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (iii) planned reductions in connection with the aforementioned decrease in sales of C&C products and (c) the effect of the Deconsolidation.

     General and administrative expenses increased $2.4 million to $67.5 million in the six months ended June 28, 1998 due to (i) the 1998 full period effect of the expenses of Snapple, (ii) the 1998 expenses of Cable Car and (iii) other inflationary increases, all partially offset by (i) the effect of the Deconsolidation and (ii) reduced restaurant segment spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and other cost reduction measures.

     The nonrecurring facilities relocation and corporate restructuring charge of $7.4 million in the 1997 first half principally consisted of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which was centralized in the White Plains, New York headquarters of Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company.

     The nonrecurring acquisition related costs of $32.4 million in the six months ended June 29, 1997 were associated with the Snapple Acquisition and were substantially of the general nature and magnitude as the acquisition related costs set forth in Note 13 to the consolidated financial statements in the Form 10-K.

     Interest expense increased $2.2 million to $34.4 million in the six months ended June 28, 1998 reflecting higher average levels of debt due to increases from (i) the full period effect in 1998 of borrowings by Snapple in connection with the May 22, 1997 Snapple Acquisition ($217.7 million outstanding as of June 28, 1998) and (ii) the February 9, 1998 issuance by Triarc of zero coupon convertible subordinated debentures due 2018 (the "Debentures") ($102.7 million net of unamortized original issue discount outstanding as of June 28, 1998) less
(iii) the full period effect in 1998 of the assumption by RTM in connection with the RTM Sale of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations, all partially offset by a net $4.5 million decrease as a result of the Deconsolidation of the Partnership.

     Investment income, net increased $10.6 million to $14.9 million in the six months ended June 28, 1998 reflecting (i) a $9.0 million increase in realized gains on the sales of short-term investments in the 1998 first half to $9.1 million which may not recur in future periods and (ii) a $1.8 million increase in interest income principally reflecting higher levels of commercial paper from the investment therein of a portion of the net proceeds from the issuance of the Debentures.

     Gain on sale of businesses of $4.9 million in the 1998 first half consists of (i) a pre-tax $3.9 million gain from the May 1998 sale of the Company's 20% interest in Select Beverages, Inc. ("Select"), (ii) a $0.8 million gain from the receipt by Triarc of distributions from the Partnership in excess of its 42.7% equity in the earnings of the Partnership and (iii) the recognition of $0.2 million of deferred gain from the C&C Sale. Loss on sale of businesses of $2.3 million in the 1997 first half represents the then estimated loss on the RTM Sale.

     Other income, net decreased $4.4 million to $0.5 million in the six months ended June 28, 1998 principally due to (a) nonrecurring income in the 1997 first half, most significantly (i) a reversal of $1.9 million of legal fees incurred prior to 1997 as a result of a cash settlement received from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of the Company, and an affiliate of Posner and (ii) a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the relocation of the Royal Crown headquarters, and (b) $1.7 million of equity in the losses of affiliates, principally Select (acquired in connection with the Snapple Acquisition) and the Partnership (recognized as a result of the Deconsolidation), recorded in the 1998 first half with no corresponding amount in the 1997 first half.

     The Company's (provision for) and benefit from income taxes for the six months ended June 28, 1998 and June 29, 1997 represented effective rates of 48% and 25%, respectively. Such rate is higher in the 1998 first half principally due to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") in a period with pre-tax income (1998) compared with a period with a pre-tax loss (1997).

     The minority interests in net income of a consolidated subsidiary (the Partnership) of $3.2 million in the six months ended June 29, 1997 represent the limited partners' 57.3% interests in the net income of the Partnership. As a result of the Deconsolidation, effective with the 1998 first half minority interests are effectively netted against the equity in the loss of the Partnership included in "Other income (expense), net."

     Income from discontinued operations increased $1.3 million to $2.6 million in the six months ended June 28, 1998. The 1998 amount represents a first quarter adjustment to amounts provided in prior years for the estimated loss on disposal of certain discontinued operations of Southeastern Public Service Company, a subsidiary of the Company. The amount in the 1997 period represents the net income of C.H. Patrick which, as noted above, was sold in December 1997.

     The extraordinary charges in the 1997 period result from (i) the May 1997 assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and (ii) the refinancing of the bank facility of Mistic and are comprised of the write-off of $4.9 million of unamortized deferred financing costs, net of the related income tax benefit of $1.9 million.

THREE MONTHS ENDED JUNE 28, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 29, 1997

     Revenues increased $24.6 million to $232.9 million in the three months ended June 28, 1998 principally reflecting aggregate higher sales of $82.2 million in the 1998 second quarter associated with (i) revenues through May 22, 1998 from Snapple and (ii) Cable Car. The increase in revenues as a result of these acquisitions was partially offset by (i) $29.5 million of nonrecurring reported sales in the 1997 second quarter of the propane segment due to the Deconsolidation and (ii) $22.1 million of nonrecurring sales in the 1997 second quarter for the then company-owned restaurants sold in the RTM Sale. Aside from the effects of these transactions, revenues decreased $6.1 million. A discussion of such change by segment is as follows:

           Beverages - Aside from the effects of the Beverage Acquisitions, revenues decreased $9.0 million (6.4%) in the three months ended June 28, 1998 due to decreases in Royal Crown ($7.5 million or 17.1%), and premium beverages ($1.5 million or 1.6%). Such decrease in Royal Crown sales was due to decreases in sales of concentrate ($4.9 million or 12.1%) and finished goods ($2.6 million or 78.7%). The decrease in sales of concentrate reflects (i) a $3.3 million decline in branded sales primarily due to domestic volume declines reflecting competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods previously discussed and (ii) a $1.6 million volume decrease in private label sales (which offset the 1998 first quarter increase of the same amount). The decrease in sales of finished goods was principally due to the absence in the 1998 quarter of 1997 sales of the C&C beverage line. The decrease in premium beverage sales was due to decreases in sales of finished goods principally reflecting lower average prices ($6.8 million) due to (i) changes in product mix and (ii) a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices, partially offset by net higher volume ($5.3 million) principally reflecting the effects of new product introductions.

           Restaurants - Aside from the effect on sales of the RTM Sale, revenues increased $2.9 million (17.9%) to $19.2 million due to incremental royalties of $0.9 million during the 1998 second quarter from the 355 restaurants sold to RTM and, with respect to restaurants other than those sold to RTM in the RTM Sale, (i) an average net increase of 59 (1.9%) franchised restaurants and (ii) a 1.1% increase in same- store sales of franchised restaurants.

     Gross profit (total revenues less cost of sales) increased $23.1 million to $118.2 million in the three months ended June 28, 1998 reflecting the gross profit in the 1998 second quarter associated with (i) the full quarter effect of Snapple and (ii) Cable Car, partially offset by the effects of the Deconsolidation and the RTM Sale. Aside from the effects of these transactions, gross profit decreased $2.0 million as the effect of the lower overall sales volume discussed above were partially offset by higher overall gross margins reflecting a revenue mix shift to a higher proportion of restaurant franchise and royalty revenues (with no associated cost of sales) in the 1998 second quarter. A discussion of the changes in gross margins by segment, which aside from the effects of the transactions noted above, increased slightly in the aggregate to 56% from 55% as a result of the shift in revenue mix, is as follows:

           Beverages - Aside from the effects in the 1998 second quarter of (i) the full quarter effect of the Snapple Acquisition and (ii) the Stewart's Acquisition, gross margins were unchanged at 50%, while premium beverage margins increased to 40% from 39% and Royal Crown gross margins increased to 76% from 73%. Overall margins were unchanged due to the higher proportion in the 1998 second quarter of lower-margin premium beverage sales. The effect on premium beverage margins of the lower cost of flavors raw materials in the 1998 quarter was substantially offset by the effects of (i) changes in product mix and (ii) the aforementioned change in Snapple's Canadian distribution. Royal Crown's gross margins increased primarily due to the aforementioned shift in product mix to higher-margin concentrate sales.

           Restaurants - Aside from the effects of the RTM Sale, gross margins are 100% due to the fact that royalties and franchise fees (with no associated cost of sales) constitute the total revenues of the segment.

     Advertising, selling and distribution expenses increased $8.4 million to $61.5 million in the three months ended June 28, 1998 reflecting the 1998 expenses associated with (i) the full quarter effect of Snapple and (ii) Cable Car, partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale, (b) a decrease in the expenses of the beverage segment exclusive of Snapple prior to May 22 of each quarter and Cable Car principally due to (i) the timing of promotional activity in premium beverages, (ii) lower bottler promotional reimbursements resulting from the decline in branded concentrate volume and (iii) planned reductions in connection with the aforementioned decrease in sales of C&C products and (c) the effect of the Deconsolidation.

     General and administrative expenses decreased $1.4 million to $33.9 million in the three months ended June 28, 1998 due to (i) the effect of the Deconsolidation and (ii) reduced restaurant segment spending levels related to the RTM Sale as previously discussed and other cost reduction measures, partially offset by the higher expenses resulting from (i) the 1998 full quarter effect of the expenses of Snapple and (ii) the 1998 second quarter expenses of Cable Car.

     The nonrecurring facilities relocation and corporate restructuring charge of $5.5 million in the 1997 second quarter principally consisted of additional employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, additional costs associated with the aforementioned relocation of the Fort Lauderdale headquarters of Royal Crown.

     The nonrecurring acquisition related costs of $32.4 million in the three months ended June 29, 1997 were associated with the Snapple Acquisition and were substantially of the same general nature and magnitude as the acquisition related costs set forth in Note 13 to the consolidated financial statements in the Form 10-K.

     Interest expense increased $0.4 million to $17.8 million in the three months ended June 28, 1998 reflecting higher average levels of debt due to increases from (i) the full quarter effect in the 1998 quarter of borrowings by Snapple in connection with the May 22, 1997 Snapple Acquisition and (ii) the February 9, 1998 issuance by Triarc of the Debentures less (iii) the full quarter effect in the 1998 quarter of the assumption by RTM in connection with the RTM Sale of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations, all partially offset by a net $2.3 million decrease as a result of the Deconsolidation of the Partnership.

     Investment income, net increased $5.8 million to $7.3 million in the three months ended June 28, 1998 reflecting (i) a $4.1 million improvement in net realized gains on the sales of short-term investments in the 1998 second quarter to $3.9 million which may not recur in future periods and (ii) a $1.6 million increase in interest income principally reflecting higher levels of investment in commercial paper from a portion of the net proceeds from the issuance of the Debentures.

     Gain on sale of businesses of $4.8 million in the 1998 second quarter consists of (i) the pre-tax $3.9 million gain from the sale of Select, (ii) the $0.8 million gain from the receipt by Triarc of distributions from the Partnership in excess of its 42.7% equity in the earnings of the Partnership and
(iii) the recognition of $0.1 million of deferred gain from the C&C Sale. Loss on sale of businesses of $2.3 million in the 1997 second quarter represents the then estimated loss on the RTM Sale.

     Other income (expense), net decreased $5.3 million to expense of $1.8 million in the three months ended June 28, 1998 principally due to (a) nonrecurring income in the 1997 second quarter, most significantly (i) the aforementioned reversal of $1.9 million of legal fees incurred prior to 1997 and
(ii) the aforementioned $0.9 million gain on lease termination, and (b) $2.8 million of equity in the losses of affiliates, principally Select and the Partnership (recognized as a result of the Deconsolidation), recorded in the 1998 second quarter with no corresponding amount in the 1997 second quarter.

     The Company's (provision for) and benefit from income taxes for the three months ended June 28, 1998 and June 29, 1997 represented effective rates of 48% and 28%, respectively. Such rate is higher in the 1998 second quarter principally due to the differing impact on the respective effective rates of the amortization of Goodwill in a quarter with pre-tax income (1998) compared with a quarter with a pre-tax loss (1997).

     The minority interests in net loss of a consolidated subsidiary (the Partnership) of $0.9 million in the three months ended June 29, 1997 represent the limited partners' 57.3% interests in the net loss of the Partnership. As a result of the Deconsolidation and as previously discussed, minority interests for the 1998 second quarter are included in "Other income (expense), net".

     Income from discontinued operations of $0.8 million in the three months ended June 29, 1997 represents the net income of C.H. Patrick which, as noted above, was sold in December 1997.

     The extraordinary charges in the 1997 quarter are described in the six-month discussion above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities required cash and cash equivalents (collectively "cash") of $4.1 million during the six- months ended June 28, 1998 principally reflecting cash used for operating assets and liabilities of $11.0 million, reclassifications (to investing activities and discontinued operations) of $16.5 million, the payment of $8.5 million in connection with a Federal income tax settlement described below and the payment of previously accrued acquisition related costs associated with the Snapple Acquisition and facilities relocation and corporate restructuring charges aggregating $7.8 million. Such decreases were partially offset by net income of $12.3 million and net non-cash charges of $27.4 million. The cash used for operating assets and liabilities of $11.0 million principally reflects (i) an increase in receivables of $30.6 million principally due to a seasonal increase in the beverage business and (ii) an increase in inventories of $19.0 million reflecting a $24.9 million increase in premium beverage inventories due to the buildup in anticipation of the peak selling season partially offset by a $6.0 million decrease in Royal Crown inventories reflecting a reduction of higher than normal year-end inventory levels of aspartame reflecting purchases, and resulting inventory build-ups, during the latter part of 1997 by Royal Crown in order to take advantage of a 1997 promotional incentive, both partially offset by an increase in accounts payable and accrued expenses of $37.2 million principally reflecting the increase in premium beverage inventories. The Company had positive operating cash flows in the second quarter of 1998 and expects positive operating cash flows for the remainder of 1998 due to (i) the positive effect on net income for the remainder of the year from the seasonality of the beverage business with the summer months as the peak season and (ii) the significant nonrecurring or seasonal factors impacting the cash required in the 1998 first half for operating assets and liabilities which should reverse after the peak summer season.

     Working capital (current assets less current liabilities) was $226.8 million at June 28, 1998, reflecting a current ratio (current assets divided by current liabilities) of 1.8:1. Such amount represents an increase in working capital of $96.7 million from December 28, 1997 principally reflecting proceeds of $100.2 million from the sale of the Debentures less repurchases of stock for treasury of $32.9 million, both described below, and proceeds of $28.3 million from the Company's sale of its 20% non-current investment in Select.

     The Company maintains a credit agreement, as amended March 23, 1998 (the "Credit Agreement") entered into by Snapple, Mistic and TBHC (collectively, the "Borrowers") consisting of a $300.0 million term facility of which there were $290.3 million of loans (the "Term Loans") outstanding as of June 28, 1998 and an $80.0 million revolving credit line (the "Revolving Credit Line") providing for revolving credit loans (the "Revolving Loans") by Snapple, Mistic or TBHC of which there were no outstanding borrowings as of June 28, 1998. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. As of June 28, 1998, borrowing availability under the Revolving Credit Line was $69.2 million in accordance with the limitations of such borrowing base. The Term Loans are due in increasing annual amounts through 2004 with a final payment in 2005. The Borrowers must also make mandatory prepayments in an amount, if any, equal to 75% of excess cash flow, as defined in the Credit Agreement. The excess cash flow for the period May 22, 1997 through December 28, 1997 resulted in a required prepayment of $2.8 million which was made in May 1998. Such prepayment reduced each of the remaining annual amounts of principal payments of the Term Loans by varying amounts in accordance with the Credit Agreement including a $0.1 million reduction of the scheduled principal payments during the second half of 1998. Scheduled principal payments on the Term Loans aggregate $5.9 million during the second half of 1998.

     The $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") of RC/Arby's Corporation ("RCAC") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. Effective August 1, 1998 they are, however, redeemable at the option of RCAC at approximately 102.8% and 101.4% of principal amount through July 31, 1999 and 2000, respectively. Triarc and RCAC are currently evaluating refinancing alternatives with respect to the 9 3/4% Senior Notes. No decision has been made to pursue any particular refinancing alternative and there can be no assurance that any such refinancing will be effected.

     As of June 28, 1998 the Company has $4.2 million of notes payable to FFCA Mortgage Corporation ("FFCA") which were not assumed by RTM in connection with the RTM Sale. Such notes are repayable in monthly installments, including interest, through 2016. Amounts due under these notes during the remainder of 1998 aggregate $1.0 million consisting of $0.9 million to be assumed by RTM (and offset against a receivable from RTM for an equal amount) and $0.1 million to be paid in cash.

     The Company has a $40.7 million note payable to the Partnership (the "Partnership Note"), bearing interest at 13 1/2% payable in cash. Effective June 30, 1998 the Partnership Note was amended to, among other things, permit the Company, at its option, to prepay up to $10.0 million (the "Partnership Note Prepayments") of the principal of the Partnership Note at any time through February 14, 1999. On August 7, 1998 the Company prepaid $7.0 million of the Partnership Note in order to (i) retroactively cure the Partnership's noncompliance as of June 30, 1998 with restrictive covenants contained in its bank facility agreement and (ii) permit the Partnership to pay on August 14, 1998 its normal quarterly distribution on its common units representing limited partner units with a proportionate amount for the Company's general partners' interest (see below) with respect to its second quarter of 1998. The Partnership believes its ability to make a similar distribution with respect to its third quarter is contingent upon the Company prepaying an additional $3.0 million on the Partnership Note. The Company, however, has made no commitment to prepay any of the additional $3.0 million which it is permitted to prepay through February 14, 1999. The remaining principal amount of the Partnership Note after the $7.0 million prepayment and any additional Partnership Note Prepayments is due in equal annual installments commencing 2003 through 2010 and, accordingly, does not require any principal payments during the second half of 1998.

     On February 9, 1998 the Company sold the Debentures with an aggregate principal amount at maturity of $360.0 million to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures mature in 2018 without any amortization of the principal amount required prior thereto. The Debentures were issued at a discount of 72.177% from principal and resulted in proceeds to the Company of $100.2 million, before placement fees and other related fees and expenses aggregating approximately $4.0 million. The Company utilized $25.6 million of the net proceeds from the sale of Debentures to purchase 1.0 million shares for treasury and is using the remainder, which is principally held in cash equivalents as of June 28, 1998, for general corporate purposes, including investments, working capital requirements, treasury stock repurchases, repayment or refinancing of indebtedness and acquisitions. The Debentures are convertible into Class A common stock (the "Class A Common Stock") at a conversion rate of
9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5% and currently the conversion of all of the Debentures into Class A Common Stock would result in the issuance of 3.4 million shares of Class A Common Stock. In June 1998 a shelf registration statement covering resales by holders of the Debentures (and the Class A Common Stock issuable upon any conversion of the Debentures) was declared effective by the Securities and Exchange Commission.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash, short-term investments and the assets of Cable Car are pledged as security. In addition, obligations under (i) the 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG"), (ii) the $125.0 million of 8.54% first mortgage notes due June 30, 2010 of National Propane, L.P., a subpartnership of the Partnership, and $19.4 million outstanding under a bank credit facility maintained by National Propane, L.P., have been guaranteed by National Propane Corporation ("National Propane"), the managing general partner of the Partnership and a subsidiary of the Company and (iii) borrowings under loan agreements with FFCA consisting of (a) the mortgage notes and equipment notes assumed by RTM in connection with the RTM Sale (approximately $52.2 million outstanding as of June 28, 1998) and (b) the $4.2 million of remaining debt retained by the Company, have been guaranteed by Triarc. As collateral for the guarantees, all of the stock of Royal Crown, TRG and National Propane SGP, Inc., a subsidiary of National Propane and the holder of a 2% unsubordinated general partner interest in the Partnership (see below) is pledged as well as National Propane's 2% unsubordinated general partner interest in the Partnership. Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic and TBHC is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Note.

     Consolidated capital expenditures amounted to $8.5 million for the six months ended June 28, 1998, including $4.6 million which RCAC was required to reinvest in core business assets under the indenture pursuant to which the 9 3/4% Senior Notes were issued as a result of the sale of the C&C beverage line and certain other asset disposals in the latter half of 1997 in lieu of RCAC utilizing the net proceeds to purchase 9 3/4% Senior Notes. In addition to capital expenditures, the Company completed its purchases of two ownership interests in corporate aircraft in the 1998 first half for $3.7 million. The Company expects that capital expenditures will approximate $4.8 million during the remainder of 1998. As of June 28, 1998 there were approximately $1.0 million of outstanding commitments for such estimated capital expenditures.

     Although the Company made no business acquisitions during the six-month period ended June 28, 1998, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so. In that connection, on June 30, 1998 the Company entered into an agreement with Paramark Enterprises, Inc. ("Paramark", formerly known as T.J. Cinnamons, Inc.) to assume all of Paramark's franchise agreements for T.J. Cinnamons full concept bakeries as well as Paramark's wholesale distribution rights for T.J. Cinnamons products thereby expanding the Company's existing T.J. Cinnamons operations. The consideration to be paid by the Company consists of cash of $3.0 million, a $1.0 million promissory note and additional consideration of up to $1.0 million contingent upon achieving certain specified sales targets during the 1998 calendar year. The consummation of the transaction is subject to customary closing conditions and is expected to occur later in August 1998.

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $5.3 million, including interest, during 1997 and paid an additional $8.5 million, including interest, during the first half of 1998. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $43.0 million, the tax effect of which has not yet been determined. Accordingly, the amount and timing of any payments required as a result of such examination cannot presently be determined. The IRS has recently commenced its examination of the Company's Federal income tax returns for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company, however, does not expect the recently commenced examination to result in any tax or interest payments during the remainder of 1998.

     The Company has a stock repurchase program originally announced in October 1997 and amended in March 1998. The Company had repurchased 348,700 shares of its Class A Common Stock at an aggregate cost of $8.9 million under this program through June 28, 1998, of which 281,500 shares at an aggregate cost of $7.3 million were purchased during the six-month period ended June 28, 1998. In July 1998 the program was further amended such that the Company is authorized, when and if market conditions warrant, to repurchase until July 1999, up to an additional $50.0 million of its Class A Common Stock. Subsequent to June 28, 1998 the Company repurchased an additional 80,000 shares at an aggregate cost of $1.7 million through August 11, 1998 under the current program leaving $48.3 million available for future repurchases. There can be no assurance that the Company will repurchase any additional shares of its Class A Common Stock under this program. In addition to the stock repurchases since October 1997, in February 1998 the Company used a portion of the proceeds from the sale of the Debentures to purchase 1.0 million shares of Class A Common Stock for an aggregate price of $25.6 million from Morgan Stanley.

     The Company owns, through National Propane, 4.5 million subordinated units (the "Subordinated Units") representing an approximate 38.7% subordinated general partnership interest in the Partnership. The Company also owns, through National Propane and a subsidiary, an aggregate 4.0% unsubordinated general partners' interest (the "Unsubordinated General Partners' Interest") in the Partnership and a subpartnership. The Partnership distributes to its partners on a quarterly basis all of its available cash ("Available Cash") as defined in its partnership agreement, the main source of which would be cash flows from its operations, as supplemented by any Partnership Note Prepayments. In connection therewith, the Company received quarterly distributions on the Subordinated Units (the "Subordinated Distributions") from the Partnership and quarterly distributions on the Unsubordinated General Partners' Interest (the "General Partner Distributions" and, collectively with the Subordinated Distributions, the "Distributions") of $2.4 million and $0.2 million, respectively, in February 1998 with respect to the fourth quarter of 1997 and $0.1 million in May 1998 with respect to the first quarter of 1998. No distribution was paid on the Subordinated Units with respect to the first quarter of 1998 since subsequent to the quarterly distribution for the fourth quarter of 1997, the Company agreed to forego any additional Subordinated Distributions in order to facilitate the Partnership's compliance with debt covenant restrictions in its bank facility agreement. Thereafter, in accordance with amendments to its debt agreements effective June 30, 1998, the Partnership agreed not to pay any additional Subordinated Distributions with respect to the remaining three quarters of 1998. Accordingly, the Company will not receive any additional Subordinated Distributions during the remainder of 1998 and, subsequent to 1998, not until the Partnership achieves compliance with the original restrictions embodied in the covenants in its bank facility agreement. The General Partner Distribution with respect to the second quarter of $0.1 million is payable August 14, 1998 as set forth above. The Company does not expect to receive any General Partner Distributions with respect to the third quarter of 1998 unless the Company makes an additional $3.0 million Partnership Note Prepayment as set forth above. Thereafter the Company does not anticipate receiving any Distributions until the Partnership is able to generate sufficient Available Cash through operations and with respect to Subordinated Distributions until their payment will not impact compliance with covenant restrictions contained in the Partnership's bank facility agreement. Therefore, there can be no assurance that the Company will receive any such Distributions.

     On May 1, 1998 the Company sold its 20% non-current investment in Select for cash of $28.3 million.

     As of June 28, 1998, the Company's cash requirements for the remainder of 1998, exclusive of operating cash flow requirements, consist principally of (i) scheduled debt principal repayments currently aggregating $6.5 million (including $5.9 million of scheduled repayments under the Term Loans and $0.1 million under the FFCA mortgage and equipment notes), (ii) the $7.0 million prepayment under the Partnership Note made in August 1998 as well as any additional prepayments up to $3.0 million as discussed above, (iii) capital expenditures of approximately $4.8 million, (iv) Federal income tax payments, if any, related to $43.0 million of contested adjustments from the IRS examination of the Company's 1989 through 1992 income tax returns, (v) the treasury stock repurchases of $1.7 million through August 11, 1998 and any additional repurchases and (vi) the $3.0 million cost for the Paramark franchise rights acquisition and the cost of additional business acquisitions, if any. The Company anticipates meeting all of such requirements through existing cash and cash equivalents and short-term investments (aggregating $257.3 million, net of $16.3 million of obligations for short-term investments sold short included in "Accrued expenses" in the accompanying condensed consolidated balance sheet as of June 28, 1998), cash flows from operations and availability under the Revolving Credit Line.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash and cash equivalents and short-term investments (aggregating $164.6 million, net of $16.3 million of obligations for short-term investments sold short as of June 28, 1998), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under tax-sharing agreements with certain subsidiaries.

     Triarc's principal subsidiaries, other than Cable Car, CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1998 under the terms of the various indentures and credit arrangements. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership, principally quarterly Distributions from the Partnership. As set forth above, Triarc has received $2.4 million and $0.2 million of Subordinated Distributions and General Partner Distributions, respectively, in February 1998 and $0.1 million of General Partner Distributions in May 1998 and will receive $0.1 million of General Partner Distributions on August 14, 1998. Also as discussed above, Triarc will not receive any additional Subordinated Distributions and, other than the $0.1 million on August 14, 1998, may not receive any additional General Partner Distributions for the remainder of 1998. While there are no restrictions applicable to CFC Holdings, CFC Holdings is dependent upon cash flows from RCAC to pay dividends and, as of June 28, 1998, RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

     Triarc's indebtedness to consolidated subsidiaries aggregated $31.5 million as of June 28, 1998. Such indebtedness consists of a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note") and a $1.5 million note due to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane equal to such cash interest. Triarc must pay $0.3 million of principal on the note due to Chesapeake Insurance during the remainder of 1998; the $30 Million Note requires no principal payments during the remainder of 1998, assuming no demand is made thereunder, and none is anticipated. As described above, Triarc also has indebtedness of $40.7 million under the Partnership Note, which requires no principal payments during the remainder of 1998 but under which Triarc prepaid $7.0 million principal amount in August 1998 and may, but is under no obligation to, prepay additional amounts up to $3.0 million at any time through February 14, 1999.

     Triarc's principal cash requirements for the remainder of 1998 are (i) payments of general corporate expenses, (ii) the $7.0 million prepayment under the Partnership Note as well as any additional prepayments up to $3.0 million as discussed above, (iii) interest due on the Partnership Note, (iv) additional payments, if any, related to the $43.0 million of proposed adjustments from the IRS examination of the Company's 1989 through 1992 income tax returns being contested, (v) the treasury stock repurchases of $1.7 million through August 11, 1998 and any additional repurchases, and (vi) the cost of business acquisitions, if any. Triarc expects to be able to meet all of such cash requirements for the remainder of 1998 through existing cash and cash equivalents and short-term investments.

LEGAL AND ENVIRONMENTAL MATTERS

     The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $2.8 million as of June 28, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

YEAR 2000

     The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Company, require remediation. The Company currently estimates it will complete the required remediation, including testing, by the end of the first half of 1999. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, have been $0.2 million and the current estimated cost to complete such remediation is expected to be $1.8 million. Such costs, other than software, have been and will continue to be expensed as incurred.

     An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its suppliers, banking institutions, customers, payroll processors and others is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. The Company's initial assessment of compliance by third party entities is that there is not a material business risk to the Company posed by any such noncompliance and, as such, the Company has not yet developed any related contingency plans. The Company believes there are multiple vendors of the goods and services it receives from its suppliers and thus risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. Also, no single customer accounts for more than 10% of the Company's consolidated revenues, thus mitigating the adverse risk to the Company's business if some customers are not year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. SFAS 133 is effective for the Company's fiscal year beginning January 3, 2000. The provisions of SFAS 133 are complex and the Company is only beginning its evaluation of the implementation requirements of SFAS 133 and, accordingly, is unable to determine at this time the impact it will have on the Company's financial position and results of operations.

Part II.       Other Information

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its competitors detailed in Triarc's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such state-ments or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  LEGAL PROCEEDINGS

        As reported in Triarc's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"), on June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's, Inc. ("Arby's") and Triarc in the District Court of Dallas County, Texas (the "Texas action"). Plaintiffs assert claims for misappropriation of trade secrets, conversion and unfair competition and seek actual damages in an unspecified amount and punitive damages of not less than $200 million. In a prior arbitration proceeding between Arby's and ZFC related to the same transaction, ZFC was awarded damages in the amount of $765,000 on its claims and Arby's was awarded $75,000 in damages on a counterclaim, resulting in a net damages award of $690,000 for ZFC. Arby's and Triarc have moved to dismiss and for summary judgment on all claims asserted in the Texas action and are vigorously defending the Texas action. Triarc and Arby's believe that Plaintiffs' claims in the Texas action are without merit and are precluded by the prior arbitration proceeding. In addition, Triarc and Arby's have initiated litigation in Delaware Chancery Court against ZuZu seeking, inter alia, a declaratory judgment that ZuZu is precluded from pursuing the Texas action, an injunction prohibiting ZuZu from proceeding with the Texas action, and asserting a claim against ZuZu for breach of contract.

        As reported in the Form 10-K, in a related case, on March 13, 1998, Gregg Katz, Susan Zweig Katz and ZuZu of Orlando, LLC commenced an action against Arby's, ZuZu, ZFC and Triarc in the Superior Court of Fulton County, Georgia. Plaintiffs are a ZuZu franchisee and the owners/investors of the franchisee corporation. Plaintiffs assert causes of action for, among other things, rescission of the development and franchise agreements, fraud, fraudulent concealment, breach of the development and franchise agreements, tortious interference with contract, quantum meruit, breach of oral agreement, negligence and violation of several Florida and Texas business opportunity and similar statutes. Plaintiffs seek actual damages of not less than $600,000 and consequential, punitive treble damages in an unspecified amount, as well as attorneys' fees, costs and expenses. Triarc has moved to dismiss and Arby's has filed an answer. The litigation is in the initial stages of discovery. Triarc and Arby's believe that Plaintiffs' claims against them are without merit and are vigorously defending this action.

ITEM 5.  OTHER INFORMATION

       On October 13, 1997, Triarc announced that its management was authorized, when and if market conditions warranted, to purchase from time to time during the twelve month period ending November 26, 1998 up to $20 million of its out-standing Class A Common Stock. In March 1998 such amount was increased to
$30 million. On July 28, 1998, Triarc announced that the stock repurchase program had been increased, bringing the total availability under the stock repurchase program to $50 million. In addition, the term of the stock re-purchase program was extended until July 27, 1999. As of July 28, 1998,
Triarc had repurchased 348,700 shares of Class A Common Stock at an aggregate cost of approximately $8.9 million under the then existing stock repurchase
program.   Through  August  11,  1998,  Triarc  had repurchased  80,000  shares of Class A Common Stock, at an aggregate cost of approximately $1.7 million, under the $50 million stock repurchase program, leaving approximately $48.3 million available for future repurchases under such program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       4.1 - Allonge Amendment dated as of June 30, 1998, attached to 13.5% Senior Secured Note, dated July 2, 1996, issued by Triarc, pay-able to the order of National Propane, L.P., incorporated herein by reference to Exhibit 10.4 to National Propane Partners, L.P.'s Quarterly Report on Form 10-Q for the fiscal quarter ended
               June 30, 1998 (SEC File No. 1-11867).

        27.1- Financial Data Schedule for the fiscal six-month period ended June 28, 1998 (and for the fiscal six-month period ended June 29, 1997 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K

        The Registrant filed a report on Form 8-K on May 4, 1998 which contained the by-laws of the Registrant as currently in effect.

        The Registrant filed a report on Form 8-K on May 13, 1998 which contained certain agreements and documents entered into by or otherwise relating to the Registrant and its subsidiaries.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TRIARC COMPANIES, INC.
                                                  (Registrant)




Date: August 12, 1998                       By: /S/ JOHN L. BARNES, JR.
                                            ---------------------------
                                            John L. Barnes, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Company)



                                             By: /S/ FRED H. SCHAEFER
                                             ------------------------
                                             Fred H. Schaefer
                                             Vice President and
                                             Chief Accounting Officer
                                             (Principal accounting officer)

                                     Exhibit Index
                                     -------------

Exhibit
  No.                          Description                             Page No.
-------                        -----------                             --------

4.1   -    Allonge Amendment dated as of June 30, 1998, attached
           to 13.5% Senior Secured Note, dated July 2, 1996, issued by Triarc, payable to the order of National Propane, L.P., incorporated herein by reference to Exhibit 10.4 to National Propane Partners, L.P.'s Quarterly Report on
           Form 10-Q for the fiscal quarter ended June 30, 1998
           (SEC File No. 1-11867).

27.1 - Financial Data Schedule for the fiscal six-month period ended June 28, 1998 (and for the fiscal six-month period ended June 29, 1997 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.