Form 10-Q
period 1998-09-27
TRIARC COMPANIES INC
filed 1998-11-12
CIK 30697

--------------------------------------------------------------------------------





                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998

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

                                (212) 451-3000
                                ---------------
             (Registrant's telephone number, including area code)


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

                                                           Yes (X)     No (  )

             There were 23,242,255 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of October 30, 1998.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                         TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 28,       SEPTEMBER 27,
                                                                             1997 (A)             1998
                                                                             --------             ----
                                                                                  (IN THOUSANDS)
                                                                                    (UNAUDITED)
                                  ASSETS
Current assets:
    Cash and cash equivalents............................................$    129,480         $    164,041
    Short-term investments...............................................      46,165               86,844
    Receivables, net.....................................................      77,882               96,645
    Inventories..........................................................      57,394               71,340
    Deferred income tax benefit .........................................      38,120               40,447
    Prepaid expenses and other current assets ...........................       6,718                4,669
                                                                         ------------         ------------
      Total current assets...............................................     355,759              463,986
Investments..............................................................      31,449                7,355
Properties, net..........................................................      33,833               31,554
Unamortized costs in excess of net assets of acquired companies..........     279,225              271,017
Trademarks...............................................................     269,201              261,215
Deferred costs and other assets..........................................      35,406               41,472
                                                                         ------------         ------------
                                                                          $ 1,004,873         $  1,076,599
                                                                         ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt....................................$     14,182         $     19,986
    Accounts payable.....................................................      63,237               74,825
    Accrued expenses.....................................................     148,254              152,080
                                                                          -----------         ------------
      Total current liabilities..........................................     225,673              246,891
Long-term debt...........................................................     604,830              693,460
Deferred income taxes....................................................      92,577               99,677
Deferred income and other liabilities....................................      37,805               30,025
Stockholders' equity (deficit):
    Common stock.........................................................       3,555                3,555
    Additional paid-in capital...........................................     204,291              204,925
    Accumulated deficit..................................................    (115,440)            (100,924)
    Treasury stock.......................................................     (45,456)             (94,776)
    Other  ..............................................................      (2,962)              (6,234)
                                                                         ------------         ------------
      Total stockholders' equity ........................................      43,988                6,546
                                                                         ------------         ------------
                                                                         $  1,004,873         $  1,076,599
                                                                         ============         ============



(A) Derived from the audited  consolidated  financial  statements as of December 28, 1997


    See  accompanying  notes  to  condensed   consolidated financial statements.


                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          ---------------------------       ---------------------------
                                                          SEPTEMBER 28,  SEPTEMBER 27,      SEPTEMBER 28, SEPTEMBER 27,
                                                               1997           1998              1997       1998
                                                               ----           ----              ----       ----
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                    (UNAUDITED)

Revenues:
   Net sales................................................$   240,621    $   227,052       $   608,423    $   594,439
   Royalties, franchise fees and other revenues.............     17,941         19,979            47,582         57,536
                                                            -----------    -----------       -----------    -----------
                                                                258,562        247,031           656,005        651,975
                                                            -----------    -----------       -----------    -----------
Costs and expenses:
   Cost of sales............................................    132,594        123,178           356,636        317,597
   Advertising, selling and distribution....................     61,362         56,536           145,009        166,811
   General and administrative...............................     41,072         38,550           106,170        106,070
   Acquisition related .....................................        --             --             32,440            --
   Facilities relocation and corporate restructuring .......        --             --              7,350            --
                                                            -----------    -----------       -----------    -----------
                                                                235,028        218,264           647,605        590,478
                                                            -----------    -----------       -----------    -----------
     Operating profit.......................................     23,534         28,767             8,400         61,497
Interest expense............................................    (19,989)       (17,731)          (52,220)       (52,150)
Investment income (loss), net...............................      6,428         (3,907)           10,927         11,195
Gain on sale of businesses, net.............................      2,603          1,636               261          6,487
Other income (expense), net.................................     (1,144)        (1,999)            3,572         (1,677)
                                                            -----------    -----------       -----------    -----------
     Income (loss) from continuing operations before
        income taxes and minority interests.................     11,432          6,766           (29,060)        25,352
(Provision for) benefit from income taxes...................     (3,079)        (4,514)            6,973        (13,436)
Minority interests in (income) loss of consolidated
   subsidiary...............................................      1,948            --             (1,223)           --
                                                            -----------    -----------       -----------    -----------
     Income (loss) from continuing operations...............     10,301          2,252           (23,310)        11,916
Income from discontinued operations.........................        639            --              1,904          2,600
                                                            -----------    -----------       -----------    -----------
     Income (loss) before extraordinary charges.............     10,940          2,252           (21,406)        14,516
Extraordinary charges.......................................        --             --             (2,954)           --
                                                            -----------    -----------       -----------    -----------
     Net income (loss)......................................$    10,940    $     2,252       $   (24,360)   $    14,516
                                                            ===========    ===========       ===========    ===========
Basic income (loss) per share:
     Income (loss) from continuing operations...............$       .34    $       .07       $      (.78)   $       .39
     Income from discontinued operations....................        .02            --                .07            .08
     Extraordinary charges..................................        --             --               (.10)           --
                                                            -----------    -----------       -----------    -----------
     Net income (loss)......................................$       .36    $       .07       $      (.81)   $       .47
                                                            ===========    ===========       ===========    ===========
Diluted income (loss) per share:
     Income (loss) from continuing operations...............$       .33    $       .07       $      (.78)   $       .37
     Income from discontinued operations....................        .02            --                .07            .08
     Extraordinary charges..................................        --             --               (.10)           --
                                                            -----------    -----------       -----------    -----------
     Net income (loss)......................................$       .35    $       .07       $      (.81)   $       .45
                                                            ===========    ===========       ===========    ===========


     See  accompanying  notes to  condensed  consolidated financial statements.



                                            TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  NINE MONTHS ENDED
                                                                                            ------------------------------
                                                                                            SEPTEMBER 28,     SEPTEMBER 27,
                                                                                                 1997             1998
                                                                                                 ----             ----
                                                                                                     (IN THOUSANDS)
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)........................................................................$ (24,360)     $  14,516
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items................................................   15,038         18,501
         Depreciation and amortization of properties.........................................   12,899          8,303
         Amortization of original issue discount and deferred financing costs ...............    3,617          7,616
         Deferred income tax provision (benefit).............................................   (8,568)        11,369
         Equity in (earnings) loss of affiliates.............................................     (816)         4,655
         Provision for doubtful accounts.....................................................    2,940          2,399
         Payment resulting from Federal income tax examination...............................      --          (8,460)
         Gain on sale of businesses, net.....................................................     (261)        (6,487)
         Net provision (payments) for acquisition related costs..............................   29,245         (5,943)
         Recognized net unrealized losses on investments and, in 1998, securities
           sold short........................................................................      --           6,668
         Net realized gains on investments and, in 1998, securities sold short ..............   (4,653)        (8,950)
         Income from discontinued operations ................................................   (1,904)        (2,600)
         Write-off of unamortized deferred financing costs...................................    4,839            --
         Minority interests in income of consolidated subsidiary.............................    1,223            --
         Other, net..........................................................................    3,487         (3,652)
         Changes in operating assets and liabilities:
              Decrease (increase) in receivables.............................................    4,381        (21,268)
              Increase in inventories........................................................   (7,443)       (13,946)
              Decrease in prepaid expenses and other current assets..........................    7,736          2,049
              Increase in accounts payable and accrued expenses .............................    4,464          8,621
                                                                                             ---------      ---------
                  Net cash provided by operating activities..................................   41,864         13,391
                                                                                             ---------      ---------
Cash flows from investing activities:
    Cost of investments including, in 1998, payments to cover short positions in
      securities  ...........................................................................  (44,512)      (151,376)
    Proceeds from sale of investment in Select Beverages, Inc................................      --          28,342
    Proceeds from sales of other investments and, in 1998, securities sold short.............   40,933        124,830
    Capital expenditures.....................................................................  (10,137)        (9,651)
    Purchase of ownership interests in aircraft..............................................      --          (3,754)
    Acquisition of Snapple Beverage Corp..................................................... (321,063)           --
    Other business acquisitions..............................................................   (7,568)        (3,000)
    Distributions received from propane partnership..........................................      --           2,916
    Proceeds from sales of properties........................................................    3,299          1,318
    Other  ..................................................................................      612            (87)
                                                                                             ---------      ---------
                  Net cash used in investing activities...................................... (338,436)       (10,462)
                                                                                             ---------      ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................  335,112        100,163
    Repayments of long-term debt............................................................. (105,471)       (17,676)
    Repurchase of common stock for treasury..................................................      --         (53,226)
    Deferred financing costs.................................................................  (11,200)        (3,906)
    Proceeds from stock option issuances.....................................................    1,686          3,312
    Distributions paid on propane partnership common units...................................  (10,554)           --
                                                                                             ---------      ---------
                  Net cash provided by financing activities..................................  209,573         28,667
                                                                                             ---------      ---------
Net cash provided by (used in) continuing operations.........................................  (86,999)        31,596
Net cash provided by (used in) discontinued operations.......................................     (642)         2,965
                                                                                             ---------      ---------
Net increase (decrease) in cash and cash equivalents.........................................  (87,641)        34,561
Cash and cash equivalents at beginning of period.............................................  154,190        129,480
                                                                                             ---------      ---------
Cash and cash equivalents at end of period...................................................$  66,549      $ 164,041
                                                                                             =========      =========



     See  accompanying  notes to  condensed  consolidated financial statements.

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 27, 1998
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 1997 and September 27, 1998, its results of operations for the three-month and nine-month periods ended September 28, 1997 and September 27, 1998 and its cash flows for the nine-month periods ended September 28, 1997 and September 27, 1998 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 1997 commenced on January 1, 1997 and ended on September 28, 1997, with its third quarter commencing on June 30, 1997, and the Company's first nine months of 1998 commenced on December 29, 1997 and ended on September 27, 1998, with its third quarter commencing on June 29, 1998. For the purposes of these consolidated financial statements, the periods (i) from January 1, 1997 to September 28, 1997 and June 30, 1997 to September 28, 1997 are referred to below as the nine-month and three-month periods ended September 28, 1997, respectively, and (ii) from December 29, 1997 to September 27, 1998 and June 29, 1998 to September 27, 1998 are referred to below as the nine-month and three-month periods ended September 27, 1998, respectively.

     The Company owns a combined 42.7% interest in National Propane Partners, L.P. and a subpartnership (collectively, the "Partnership"). As discussed further in Notes 3 and 7 to the consolidated financial statements in the Form 10-K, effective December 28, 1997 the Company no longer consolidates the Partnership (the "Deconsolidation"). Since December 28, 1997 the Company's 42.7% interest in the Partnership is accounted for under the equity method of accounting in accordance with the Deconsolidation.

     Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified (i) to reflect the results of C.H. Patrick & Co., Inc. ("C.H. Patrick"), which was sold on December 23, 1997, as a discontinued operation and (ii) to conform with the current periods' presentation.

(2)  SIGNIFICANT 1997 TRANSACTIONS

     In addition to the sale of C.H. Patrick discussed above, which is reported as a discontinued operation, the Company consummated the following significant
transactions   in  1997.   On  May  22,  1997  Triarc   acquired  (the  "Snapple
Acquisition") Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages, from The Quaker Oats Company for $311,915,000 consisting of cash of $300,126,000 (net of post-closing adjustments), $9,260,000 of fees and expenses and $2,529,000 of deferred purchase price (such purchase price was estimated at $321,063,000 as of September 28, 1997 as reported in the accompanying consolidated statement of cash flows for the nine-month period then ended). The purchase price for the Snapple Acquisition was funded from (i) $75,000,000 of cash and cash equivalents on hand and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997. On November 25, 1997 the Company acquired (the "Stewart's Acquisition") Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks in the United States and Canada, primarily under the Stewart's(R) brand. Pursuant to the Stewart's Acquisition, Triarc issued (i) 1,566,858 shares of its Class A common stock (the "Class A Common Stock") with a value of $37,409,000 as of November 25, 1997 in exchange for all of the outstanding stock of Cable Car and (ii) options to acquire 154,931 shares of Class A Common Stock with a value of $2,788,000 as of November 25, 1997 in exchange for all of the outstanding stock options of Cable Car. On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. (together with such affiliate, "RTM"), the largest franchisee in the Arby's system, all of the 355 then company-owned Arby's restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 and the assumption by RTM of an aggregate $69,637,000 of mortgage and equipment notes payable and capitalized lease obligations. On July 18, 1997 the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. for $750,000 in cash and an $8,650,000 note with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. See Note 3 to the consolidated financial statements in the Form 10-K for a further discussion of the transactions described above.

     Due to the significant effects of the above transactions, the following supplemental pro forma condensed consolidated summary operating data (the "Pro Forma Data") of the Company for the nine months ended September 28, 1997 is presented for comparative purposes. Such Pro Forma Data has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of operations for such period to give effect to the Snapple Acquisition and related transactions, the Stewart's Acquisition, the RTM Sale and the C&C Sale, as if all of such transactions had been consummated on January 1, 1997. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1997 or of the Company's future results of operations and is as follows (in thousands except per share amounts):

                                                          AS           PRO
                                                       REPORTED       FORMA
                                                       --------       -----

     Revenues.......................................$    656,005    $ 770,944
     Operating profit...............................       8,400       12,588
     Loss from continuing operations................     (23,310)     (25,063)
     Loss from continuing operations per share......        (.78)        (.80)

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


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       ---------------------------    ------------------------------
                                                       SEPTEMBER 28,  SEPTEMBER 27,    SEPTEMBER 28,   SEPTEMBER 27,
                                                           1997           1998             1997            1998
                                                           ----           ----             ----            ----

     Net income (loss) ................................$   10,940      $   2,252       $  (24,360)      $   14,516
     Unrealized gain or loss on "available-for-sale"
         marketable securities.........................    (2,627)        (3,517)             (62)          (4,221)
     Currency translation adjustment...................       (64)            31               (6)              19
                                                       ----------      ---------       ----------       ----------
         Comprehensive income (loss)...................$    8,249      $  (1,234)      $  (24,428)      $   10,314
                                                       ==========      =========       ==========       ==========

(4)  INVENTORIES

     The following is a summary of the components of inventories (in thousands):

                                                 DECEMBER 28,     SEPTEMBER 27,
                                                     1997             1998
                                                     ----             ----

     Raw materials................................$   22,573      $   26,505
     Work in process..............................       214             308
     Finished goods...............................    34,607          44,527
                                                  ----------      ----------
                                                  $   57,394      $   71,340
                                                  ==========      ==========

(5)  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

     On February 9, 1998 the Company sold (the "Offering") zero coupon convertible subordinated debentures due 2018 (the "Debentures") with an aggregate principal amount at maturity of $360,000,000 to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures were issued at a discount of 72.177% from principal resulting in proceeds to the Company of $100,163,000 before placement fees and other related fees and expenses aggregating approximately $4,000,000. The issue price represents an annual yield to maturity of 6.5%. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5% and currently the conversion of all of the Debentures into Class A Common Stock would result in the issuance of approximately 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by the Company commencing February 9, 2003 at the original issue price plus accrued original issue discount to the date of any such redemption and, under certain defined circumstances, the Debentures can be put to the Company at any time at not more than the original issue price plus accrued original issue discount to the date of any such put. In June 1998 a shelf registration statement covering resales by holders of the Debentures (and the Class A Common Stock issuable upon any conversion of the Debentures) was declared effective by the SEC.

     The Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of Class A Common Stock for treasury for $25,563,000 from Morgan Stanley (the "Equity Repurchase"). The balance of the net proceeds from the sale of Debentures are being used by Triarc for general corporate purposes, which include or may include investments, working capital requirements, additional treasury stock repurchases, repayment or refinancing of indebtedness and acquisitions.

     The following pro forma information of the Company for the nine months ended September 27, 1998 has been prepared by adjusting the historical information reflected in the accompanying consolidated statement of operations for such period to reflect the effects of the Offering and the Equity Repurchase (which affects only the weighted average number of common shares and income from continuing operations per share) prior to the February 9, 1998 Offering date as if such transactions had been consummated on December 29, 1997. Such pro forma information does not reflect any incremental interest income or any other benefit of the excess proceeds of the Offering (in thousands except per share amounts):

                                                             AS           PRO
                                                          REPORTED       FORMA
                                                          --------       -----

     Interest expense....................................$   52,150   $   52,920
     Income from continuing operations...................    11,916       11,423
     Diluted income from continuing operations
         per share.......................................       .37          .36
     Weighted average number of common shares used
         for calculation of diluted income from
         continuing operations per share.................    32,148       31,994

     The Company has a note payable to the Partnership (the "Partnership Note") with an original principal amount of $40,700,000 which according to its terms was due in eight equal installments commencing 2003 through 2010. Effective June 30, 1998 the Partnership Note was amended to, among other things, permit the Company, at its option, to prepay up to $10,000,000 (the "Partnership Note Prepayments") of the principal of the Partnership Note at any time through February 14, 1999. On August 7, 1998 the Company prepaid $7,000,000 of the Partnership Note in order to (i) retroactively cure the Partnership's noncompliance as of June 30, 1998 with restrictive covenants contained in its bank facility agreement and (ii) permit the Partnership to pay on August 14, 1998 its normal quarterly distribution on its common units representing limited partner units with a proportionate amount for the Company's general partners' interest with respect to its second quarter of 1998. Additionally, on September 30, 1998 the Company prepaid the remaining permitted $3,000,000. As such, the Company has classified such $3,000,000 as "Current portion of long-term debt" as of September 27, 1998 in the accompanying condensed consolidated balance sheet. The remaining principal amount of the Partnership Note of $30,700,000 after the aggregate $10,000,000 Partnership Note Prepayments is due $175,000 in 2004 and six equal annual installments of $5,087,500 commencing in 2005 through 2010.

(6)  SALE OF SELECT BEVERAGES

     On May 1, 1998 the Company sold its 20% interest in Select Beverages, Inc. ("Select") acquired as part of the Snapple Acquisition for $28,342,000, subject to certain post-closing adjustments. The Company recognized a pre-tax gain on the sale of Select during the nine months ended September 27, 1998 of $4,702,000 (including an additional $803,000 of adjustments to the originally estimated gain in the third quarter of 1998) representing the excess of the net sales price over the Company's carrying value of the investment in Select and related post-closing adjustments and expenses. Such gain was included in "Gain (loss) on sale of businesses" in the accompanying consolidated statements of operations for the three and nine-month periods ended September 27, 1998.

(7)  INCOME TAXES

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $5,298,000, including interest, during 1997 and paid an additional $8,460,000, including interest, during the nine-month period ended September 27, 1998. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $43,000,000, the tax effect of which has not yet been determined. The IRS has recently commenced its examination of the Company's Federal income tax returns for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of the contested adjustments and the recently commenced examination.

(8)  INCOME (LOSS) PER SHARE

     The weighted average number of common shares outstanding used in the calculations of basic income (loss) per share (i) for the three and nine-month periods ended September 28, 1997 were 30,016,000 and 29,959,000, respectively, and (ii) for the three and nine-month periods ended September 27, 1998 were 30,362,000 and 30,681,000, respectively. The shares used in the calculations of diluted income (loss) per share (i) for the three and nine-month periods ended September 28, 1997 were 30,949,000 and 29,959,000, respectively, and (ii) for the three and nine-month periods ended September 27, 1998 were 31,131,000 and 32,148,000, respectively. The shares for diluted earnings per share for the three-month period ended September 28, 1997 include the effect (933,000 shares) of dilutive stock options. The shares used in the calculations of basic and diluted income (loss) per share are the same for the nine-month period ended September 28, 1997 since all potentially dilutive securities (stock options) would have had an antidilutive effect. The shares for diluted earnings per share for the three and nine-month periods ended September 27, 1998 also include the effects (769,000 and 1,467,000 shares, respectively) of dilutive stock options but exclude any effect of the assumed conversion of the Debentures since the effect thereof would have been antidilutive.

(9)   TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives"), for annual rent of $3,310,000 as of January 1, 1998. In connection with such lease and the amortization over a five-year period of a $2,500,000 May 1997 payment made by the Company to TASCO for (i) an option to continue the lease for an additional five years effective September 30, 1997 and
(ii) the agreement by TASCO to replace one of the aircraft covered under the lease, the Company had rent expense of $2,889,000 for the nine-month period ended September 27, 1998. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

(10)  LEGAL AND ENVIRONMENTAL MATTERS

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $3,962,000 as of September 27, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations. See Note 11 for discussion of additional litigation related to a proposed transaction.

(11)  SUBSEQUENT EVENTS

      On October 12, 1998 the Company announced that its Board of Directors has formed a Special Committee to evaluate a proposal (the "Proposal") it has received from the Executives for the acquisition by an entity to be formed by them of all of the outstanding shares of Triarc's Class A Common Stock (other than 5,983,000 shares owned by an affiliate of the Executives) for $18.00 per share payable in cash and securities (the "Proposed Transaction"). The Proposal is subject to (i) the execution and delivert of a definitive agreement, (ii) the receipt of a fairness opinion from the financial advisor to the Special Committee of the Board, (iii) the receipt of satisfactory financing for the transaction, (iv) approval of the Proposed Transaction by the Special Committee of the Board, the full Board of Directors and the Company's stockholders and (v) the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurance that a definitive agreement will be executed and delivered or that the Proposed Transaction will be consummated.

      Subsequent to the receipt of the Proposal, a series of purported class action lawsuits have been filed challenging the Proposed Transaction. Each of the pending lawsuits names the Company and the members of its Board of Directors as defendants. The complaints allege, among other things, that the Proposed Transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of Class A Common Stock is unfair and demand, in addition to damages and costs, that the Proposed Transaction be enjoined. To date, none of the defendants has responded to the complaints. The Company does not believe that the outcome of these actions will have a material adverse effect on its consolidated financial position or results of operations.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's beverage and restaurant segments are described therein. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 1997 commenced on January 1, 1997 and ended on September 28, 1997, with its third quarter commencing on June 30, 1997, and the Company's first nine months of 1998 commenced on December 29, 1997 and ended on September 27, 1998, with its third quarter commencing on June 29, 1998. For the purposes of this management's discussion and analysis, the periods (i) from January 1, 1997 to September 28, 1997 and June 30, 1997 to September 28, 1997 are referred to below as the nine-month and three-month (or 1997 third quarter) periods ended September 28, 1997, respectively, and (ii) from December 29, 1997 to September 27, 1998 and June 29, 1998 to September 27, 1998 are referred to below as the nine-month and three-month (or 1998 third quarter) periods ended September 27, 1998, respectively.

     The discussion below reflects the operations of C.H. Patrick & Co., Inc. ("C.H. Patrick") as discontinued operations as the result of the sale of C.H. Patrick on December 23, 1997.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 28, 1997

     Revenues decreased $4.0 million to $652.0 million in the nine months ended September 27, 1998 principally reflecting (i) $118.0 million of nonrecurring reported sales in the 1997 period of the propane segment due to the deconsolidation of National Propane Partners, L.P. (the "Partnership"), the Company's 42.7%-owned investment representing its propane business, effective December 28, 1997 (the "Deconsolidation" - see Note 1 to the accompanying condensed consolidated financial statements and Notes 3 and 7 to the consolidated financial statements in the Form 10-K for further discussion) and
(ii) $74.2 million of nonrecurring sales in the 1997 period for the then company-owned Arby's restaurants, all 355 of which were sold on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. (together with such affiliate, "RTM"), the largest franchisee in the Arby's system. The decrease in revenues as a result of these factors was partially offset by aggregate sales of $188.1 million in the 1998 period associated with (i) revenues through May 22, 1998 from Snapple Beverage Corp. ("Snapple"), a producer and seller of premium beverages acquired by the Company from The Quaker Oats Company on May 22, 1997 (the "Snapple Acquisition"), and (ii) revenues from Cable Car Beverage Corporation ("Cable Car"), a marketer of premium soft drinks acquired by the Company on November 25, 1997 (the "Stewart's Acquisition" and, collectively with the Snapple Acquisition, the "Beverage Acquisitions"). Aside from the effects of these transactions, revenues were essentially unchanged. A discussion of the changes in revenues by segment is as follows:

                Beverages - Aside from the effects of the Beverage Acquisitions, revenues decreased $9.3 million (2.2%) in the nine months ended September 27, 1998 due to a decrease in Royal Crown Company, Inc. ("Royal Crown"), the Company's soft drink concentrate company ($14.5 million or 12.8%), partially offset by an increase in premium beverages ($5.2 million or 1.7%). Such decrease in Royal Crown sales was due to decreases in sales of concentrate ($8.1 million or 7.7%) and finished goods ($6.4 million or 81.6%). The decrease in sales of concentrate reflects a $10.1 million decline in branded sales primarily due to domestic volume declines, partially offset by a $2.0 million volume increase in private label sales. The domestic volume decline in branded sales reflects competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line, the rights to which were sold in July 1997 (the "C&C Sale"), to concentrate from finished goods. The Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of finished goods was principally due to the absence in the 1998 period of sales of the C&C beverage line. The increase in premium beverage sales was due to an increase in sales of finished goods ($6.9 million) partially offset by a decrease in sales of concentrate ($1.7 million). The increase in sales of finished goods principally reflects net higher volume ($12.4 million), principally due to new product introductions as well as increases in teas, diet teas and other diet beverages, partially offset by lower average selling prices ($5.5 million) principally due to a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices. The decrease in sales of concentrate resulted from reduced purchases by an international customer.

                Restaurants - Aside from the effect on sales of the RTM Sale, revenues increased $9.4 million (19.8%) to $57.0 million due to incremental royalties of $3.2 million during the 1998 period from the 355 restaurants sold to RTM and, with respect to restaurants other than those sold to RTM in the RTM Sale, (i) a 2.8% increase in same-store sales of franchised restaurants and
                (ii)  an  average   net   increase   of  47  (1.6%)   franchised
                restaurants.

     Gross profit (total revenues less cost of sales) increased $35.0 million to $334.4 million in the nine months ended September 27, 1998 reflecting the gross profit in the 1998 period associated with (i) the full period effect of Snapple and (ii) the effect of Cable Car, partially offset by the effects of the Deconsolidation and the RTM Sale. Aside from the effects of these transactions, gross profit decreased $3.7 million reflecting lower aggregate gross margins (gross profit divided by total revenues) principally due to an overall shift in beverage revenue mix and lower beverage gross margins, both as discussed below. A discussion of the changes in gross margins by segment which, aside from the effects of the transactions noted above, decreased slightly in the aggregate to 55% from 56%, is as follows:

                Beverages - Aside from the effects in the 1998 period of (i) the full period effect of the Snapple Acquisition and (ii) the Stewart's Acquisition, gross margins decreased to 49% from 51% reflecting the higher proportion in the 1998 period of lower-margin premium beverage sales, which margins decreased to 40% from 41%, and a decrease in Royal Crown's gross margins to 76% from 77%. Such decrease in premium beverage gross margins was principally due to the effects of (i) changes in product mix and (ii) the aforementioned change in Snapple's Canadian distribution, both substantially offset by the effect of the lower cost of flavors raw materials in the 1998 period. Royal Crown's gross margins decreased as the effect of the shift in product mix to higher-margin concentrate sales was more than offset by the effect of a nonrecurring 1997 period reduction to cost of sales of $2.9 million resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. The Company has no similar guarantee of minimum gross profit levels in 1998.

                Restaurants - Aside from the effects of the RTM Sale, gross margins are 100% due to the fact that royalties and franchise fees (with no associated cost of sales) now constitute the total revenues of the segment.

     Advertising, selling and distribution expenses increased $21.8 million to $166.8 million in the nine months ended September 27, 1998 reflecting the 1998 expenses associated with (i) the full period effect of Snapple and (ii) the effect of Cable Car, partially offset by (a) a decrease in the expenses of the restaurant segment principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale, (b) a decrease in the expenses of the beverage segment exclusive of Snapple prior to May 22 of each year and Cable Car principally due to (i) less costly promotional programs in premium beverages in the 1998 period, (ii) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (iii) planned reductions in connection with the aforementioned decrease in sales of C&C products and (c) the effect of the Deconsolidation.

     General and administrative expenses were essentially unchanged at $106.1 million for the nine months ended September 27, 1998 as increases due to (i) the 1998 full period effect of the expenses of Snapple, (ii) the 1998 expenses of Cable Car and (iii) provisions in the 1998 third quarter for the anticipated settlement of a lawsuit with Arby's Mexican master franchisee and a severance arrangement under the last of Triarc's 1993 executive employment agreements, were fully offset by decreases principally reflecting (i) the effect of the Deconsolidation, (ii) reduced restaurant segment spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and other cost reduction measures and
(iii) nonrecurring costs in the 1997 period in connection with the integration of the Snapple business following its acquisition.

     The nonrecurring acquisition related costs of $32.4 million in the nine months ended September 28, 1997 were associated with the Snapple Acquisition and were substantially of the general nature and magnitude as the acquisition related costs set forth in Note 13 to the consolidated financial statements in the Form 10-K.

     The nonrecurring facilities relocation and corporate restructuring charge of $7.4 million in the nine months ended September 28, 1997 principally consisted of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of Royal Crown's headquarters, which was centralized in the headquarters of Triarc Beverage Holdings Corp. ("TBHC"), a wholly-owned subsidiary of the Company and the parent of Snapple and Mistic Brands, Inc. ("Mistic"), a wholly-owned subsidiary of the Company.

     Interest expense was essentially unchanged at $52.2 million for the nine months ended September 27, 1998 as the effect of higher average levels of debt due to increases from (i) the full period effect in 1998 of borrowings by Snapple in connection with the May 22, 1997 Snapple Acquisition ($215.5 million outstanding as of September 27, 1998) and (ii) the February 9, 1998 issuance by Triarc of zero coupon convertible subordinated debentures due 2018 (the "Debentures") ($104.3 million net of unamortized original issue discount outstanding as of September 27, 1998) were fully offset by (i) the full period effect in 1998 of the assumption by RTM in connection with the RTM Sale of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations and (ii) a net $7.0 million decrease in interest expense as a result of the Deconsolidation of the Partnership.

     Investment income, net increased $0.3 million to $11.2 million in the nine months ended September 27, 1998 principally reflecting (i) a $3.9 million increase in net realized gains on the sales of short-term investments in the 1998 period to $8.6 million, (ii) $2.6 million of realized and unrealized gains in the 1998 period on securities sold short, which together with the aforementioned 1998 realized gains may not recur in future periods, and (iii) a $2.6 million increase in interest income principally reflecting higher levels of commercial paper from the investment therein of a portion of the net proceeds from the issuance of the Debentures. Such increases were substantially offset by an $8.7 million provision in the 1998 third quarter for unrealized losses on short-term investments and other investments deemed to be other than temporary due to recent global economic conditions and/or volatility in capital and lending markets experienced in such quarter. After such provision for unrealized losses deemed to be other than temporary, the aggregate market value of the Company's investments as of September 27, 1998 is $10.8 million less than adjusted cost; such unrealized loss has been deemed to be temporary. Should such economic and market conditions continue or worsen, further provisions for other than temporary unrealized losses on short-term investments and other investments may be necessary in future periods.

     Gain on sale of businesses of $6.5 million in the nine months ended September 27, 1998 consists of (i) a pre-tax $4.7 million gain from the May 1998 sale of the Company's 20% interest in Select Beverages, Inc. ("Select"), (ii) a $1.6 million gain from the receipt by Triarc of distributions from the Partnership in excess of its 42.7% equity in the earnings of the Partnership ("Excess Distributions") and (iii) the recognition of $0.2 million of deferred gain from the C&C Sale. Gain on sale of businesses of $0.3 million in the nine months ended September 28, 1997 consists of (i) a $2.1 million gain from the receipt by Triarc of Excess Distributions and (ii) a $0.5 million gain on the C&C Sale, both recognized in the third quarter of 1997 and partially offset by the then estimated $2.3 million loss on the RTM Sale recognized in the 1997 first half.

     Other income, net amounted to expense of $1.7 million in the nine months ended September 27, 1998 compared with income of $3.6 million in the comparable 1997 period. Such deterioration of $5.3 million was principally due to (a) $4.7 million of equity in the losses of affiliates, principally the Partnership (recognized as a result of the Deconsolidation) and Select (acquired in connection with the Snapple Acquisition), recorded in the 1998 period compared with $0.8 million of equity in income in the 1997 period and (b) nonrecurring income in the 1997 first half, most significantly (i) a reversal of $1.9 million of legal fees incurred prior to 1997 as a result of a cash settlement received from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of the Company, and an affiliate of Posner and (ii) a $0.9 million gain on lease termination for a portion of the space no longer required in the current headquarters of Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG") and former headquarters of Royal Crown due to staff reductions as a result of the RTM Sale and the relocation of the Royal Crown headquarters, both partially offset by a $2.4 million charge related to a joint venture investment settlement recorded in the 1997 third quarter.

     The Company's (provision for) and benefit from income taxes for the nine months ended September 27, 1998 and September 28, 1997 represented effective rates of 53% and 24%, respectively. Such rate is higher in the 1998 period principally due to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") in a period with pre-tax income (1998) compared with a period with a pre-tax loss (1997).

     The minority interests in net income of a consolidated subsidiary (the Partnership) of $1.2 million in the nine months ended September 28, 1997 represent the limited partners' 57.3% interests in the net income of the Partnership. As a result of the Deconsolidation, effective in 1998 minority interests are effectively netted against the equity in the loss of the Partnership included in "Other income (expense), net."

     Income from discontinued operations increased $0.7 million to $2.6 million in the nine months ended September 27, 1998. The 1998 amount represents a first quarter adjustment to amounts provided in prior years for the estimated loss on disposal of certain discontinued operations of Southeastern Public Service Company, a subsidiary of the Company. The amount in the 1997 period represents the net income of C.H. Patrick which, as noted above, was sold in December 1997.

     The extraordinary charges in the 1997 period result from (i) the May 1997 assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and (ii) the refinancing of the bank facility of Mistic and were comprised of the write-off of $4.9 million of previously unamortized deferred financing costs less the related income tax benefit of $1.9 million.

THREE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 28, 1997

     Revenues decreased $11.5 million to $247.0 million in the three months ended September 27, 1998 reflecting $29.3 million of nonrecurring reported sales in the 1997 third quarter of the propane segment due to the Deconsolidation partially offset by sales of $8.2 million in the 1998 third quarter associated with Cable Car. Aside from the effects of these transactions, revenues increased $9.6 million. A discussion of such change by segment is as follows:

           Beverages - Aside from the effect of the acquisition of Cable Car, revenues increased $7.9 million (3.7%) in the three months ended September 27, 1998 due to an increase in premium beverages ($9.8 million or 5.5%) partially offset by a decrease in Royal Crown ($1.9 million or 5.9%). The increase in premium beverage sales was due to increases in sales of finished goods principally reflecting (i) net higher volume ($6.3 million) primarily resulting from the effects of new product introductions and (ii) higher average selling prices ($3.5 million) due to changes in product mix also reflecting new product introductions partially offset by the aforementioned effect of the change in Snapple's distribution in Canada. Such decrease in Royal Crown sales was due to decreases in sales of concentrate ($1.0 million or 3.2%) and finished goods ($0.9 million or 98.8%). The decrease in sales of concentrate reflected a $3.0 million decline in branded sales primarily due to domestic volume declines reflecting competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods previously discussed, partially offset by a $2.0 million volume increase in private label sales. The decrease in sales of finished goods was principally due to the full period effect in the 1998 quarter of the absence of sales of the C&C beverage line as a result of the C&C Sale.

           Restaurants - Revenues (comprised entirely of royalties and franchise fees) increased $1.7 million (9.6%) to $19.7 million due to (i) a 3.5% increase in same-store sales of franchised restaurants and (ii) an average net increase of 61 (2.0%) franchised restaurants.

     Gross profit decreased $2.1 million to $123.9 million in the three months ended September 27, 1998 reflecting the effect of the Deconsolidation partially offset by the gross profit in the 1998 third quarter associated with Cable Car. Aside from these effects, gross profit decreased $0.4 million as the effect of the higher overall sales volume discussed above was more than offset by lower overall gross margins reflecting an overall shift in beverage revenue mix and lower beverage gross margins, both as discussed below. A discussion of the changes in gross margins by segment, which aside from the effects of the transactions noted above, decreased in the aggregate to 51% from 53%, is as follows:

           Beverages - Aside from the effect in the 1998 third quarter of the Stewart's Acquisition, gross margins decreased to 46% from 49% reflecting the higher proportion in the 1998 quarter of lower- margin premium beverage sales, which margins decreased to 41% from 43% and a decrease in Royal Crown's gross margins to 77% from 83%. The decrease in premium beverage gross margins was principally due to the effects of (i) changes in product mix and (ii) the aforementioned change in Snapple's Canadian distribution, both partially offset by the effect of lower cost of flavors raw materials in the 1998 quarter. Royal Crown's gross margins decreased primarily due to the effect of a nonrecurring reduction to cost of sales of $1.9 million in the 1997 third quarter resulting from the previously discussed guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer.

           Restaurants - Restuarant gross margins are 100% in both periods due to the fact that royalties and franchise fees (with no associated cost of sales) now constitute the total revenues of the segment.

     Advertising, selling and distribution expenses decreased $4.8 million to $56.5 million in the three months ended September 27, 1998 reflecting (i) a decrease in the expenses of the beverage segment exclusive of Cable Car principally due to (a) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (b) less costly promotional programs in premium beverages in the 1998 quarter and (ii) the effect of the Deconsolidation, partially offset by the 1998 third quarter expenses associated with Cable Car.

     General and administrative expenses decreased $2.5 million to $38.6 million in the three months ended September 27, 1998 principally due to (i) the effect of the Deconsolidation and (ii) nonrecurring costs in the 1997 third quarter in connection with the integration of the Snapple business following its acquisition, both partially offset by the higher expenses resulting from (i) the provisions in the 1998 third quarter for the anticipated settlement of a franchisee lawsuit and the executive severance agreement, both as described above in the nine-month discussion, and (ii) the 1998 third quarter expenses of Cable Car.

     Interest expense decreased $2.3 million to $17.7 million in the three months ended September 27, 1998 reflecting a net $2.5 million decrease as a result of the Deconsolidation of the Partnership slightly offset by higher overall average levels of debt.

     Investment income (loss), net amounted to a loss of $3.9 million for the three months ended September 27, 1998 compared with income of $6.4 million in the 1997 quarter. Such deterioration of $10.3 million principally reflected (i) the aforementioned $8.7 million charge for other than temporary losses and (ii) a $5.1 million decline in net realized gain or loss on sales of short-term investments in the 1998 third quarter to a loss of $0.5 million, both partially offset by (i) $2.4 million of realized and unrealized gains in the 1998 third quarter from securities sold short and (ii) a $1.1 million increase in interest income principally reflecting higher levels of investment in commercial paper from a portion of the net proceeds from the issuance of the Debentures.

     Gain on sale of businesses of $1.6 million in the 1998 third quarter reflects (i) a $0.8 million adjustment to the estimated gain from the sale of the Company's interest in Select and (ii) the recognition of an additional $0.8 million of gain from the receipt by Triarc of Excess Distributions in prior quarters from the Partnership. Gain on sale of businesses of $2.6 million in the three months ended September 28, 1997 consists of a $2.1 million gain from the receipt by Triarc of Excess Distributions from the Partnership and a $0.5 million gain on the C&C Sale.

     Other expense, net increased $0.9 million to $2.0 million in the three months ended September 27, 1998 principally due to $2.9 million of equity in the losses of affiliates, principally the Partnership (recognized as a result of the Deconsolidation), recorded in the 1998 third quarter compared with $0.8 million of equity in income in the 1997 third quarter, partially offset by the aforementioned $2.4 million charge related to a joint venture investment settlement recorded in the 1997 third quarter.

     The Company's provision for income taxes for the three months ended September 27, 1998 and September 28, 1997 represented effective rates of 67% and 27%, respectively. Such rate is higher in the 1998 third quarter principally due to (i) the differing impact on the respective effective rates of the amortization  of Goodwill in a quarter with projected  full-year  pre-tax income
(1998) compared with a quarter with a projected full-year pre-tax loss (1997) and (ii) the catch-up effect of a year-to-date increase in the estimated full-year 1998 effective tax rate from 48% to 53%.

     The minority interests in net loss of a consolidated subsidiary (the Partnership) of $1.9 million in the three months ended September 28, 1997 represent the limited partners' 57.3% interests in the net loss of the Partnership. As a result of the Deconsolidation and as previously discussed, minority interests for the 1998 third quarter are included in "Other income (expense), net".

     Income from discontinued operations of $0.6 million in the three months ended September 28, 1997 represents the net income of C.H. Patrick which, as noted above, was sold in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash and cash equivalents (collectively "cash") of $13.4 million during the nine months ended September 27, 1998 principally reflecting net income of $14.5 million and net non-cash charges of $55.8 million partially offset by (i) cash used by changes in operating assets and liabilities of $24.5 million, (ii) reclassifications to investing activities and discontinued operations of $18.0 million, (iii) the payment of previously accrued acquisition related costs of $5.9 million associated with the Snapple Acquisition and (iv) the payment of $8.5 million in connection with a Federal income tax settlement described below. The cash used by changes in operating assets and liabilities of $24.5 million principally reflects (i) an increase in receivables of $21.3 million principally due to a seasonal increase in the beverage business and (ii) an increase in inventories of $13.9 million reflecting a $20.1 million increase in premium beverage inventories due to (a) an expanded product line, (b) the expectation that the higher volumes experienced to date in 1998 would continue beyond the peak summer selling season and (c) seasonality, partially offset by a $6.2 million decrease in Royal Crown inventories reflecting a reduction of higher than normal year-end inventory levels of aspartame reflecting purchases, and resulting inventory build-ups, during the latter part of 1997 by Royal Crown in order to take advantage of a 1997 promotional incentive. Such increases in receivables and inventories were partially offset by an increase in accounts payable and accrued expenses of $8.6 million principally due to the increase in premium beverage inventories. The Company expects continued positive cash flows from operations for the remainder of 1998 which should reflect the reversal following the peak summer season of the seasonal increases in receivables and, to a lesser extent, inventories during the first nine months of 1998.

     Working capital (current assets less current liabilities) was $217.1 million at September 27, 1998, reflecting a current ratio (current assets divided by current liabilities) of 1.9:1. Such amount represents an increase in working capital of $87.0 million from December 28, 1997 principally reflecting proceeds of $100.2 million from the sale of the Debentures less repurchases of stock for treasury of $53.2 million, both described below, and proceeds of $28.3 million from the Company's sale of its 20% non-current investment in Select.

     The Company maintains a credit agreement, as amended August 15, 1998 (the "Credit Agreement"), entered into by Snapple, Mistic, TBHC and Cable Car (collectively, the "Borrowers") consisting of a $300.0 million term facility of which there were $287.3 million of term loans (the "Term Loans") outstanding as of September 27, 1998 and an $80.0 million revolving credit line (the "Revolving Credit Line") providing for revolving credit loans (the "Revolving Loans") by the Borrowers of which there were no outstanding borrowings as of September 27, 1998. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventory. As of September 27, 1998, borrowing availability under the Revolving Credit Line was $63.9 million in accordance with the limitations of such borrowing base. The Term Loans are due in increasing annual amounts through 2004 with a final payment in 2005. The Borrowers must also make mandatory prepayments (the "Cash Flow Prepayments") in an amount, if any, equal to 75% of excess cash flow, as defined in the Credit Agreement. The excess cash flow for the period May 22, 1997 through December 28, 1997 resulted in a required prepayment of $2.8 million which was made in May 1998. Such prepayment reduced each of the remaining annual amounts of principal payments of the Term Loans by varying amounts in accordance with the Credit Agreement including an insignificant reduction of the scheduled principal payments during the fourth quarter of 1998. Scheduled principal payments on the Term Loans aggregate $3.0 million during the remainder of 1998. In addition, preliminary estimates indicate that Cash Flow Prepayments may be required for the year ending January 3, 1999 and the Company may prepay some portion thereof in the fourth quarter of 1998.

     The $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") of RC/Arby's Corporation ("RCAC") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. The 9 3/4% Senior Notes are, however, redeemable at the option of RCAC at approximately 102.8% and 101.4% of principal amount through July 31, 1999 and 2000, respectively. Triarc and RCAC are currently evaluating refinancing alternatives with respect to the 9 3/4% Senior Notes. No decision has been made to pursue any particular refinancing alternative and there can be no assurance that any such refinancing will be effected.

     As of September 27, 1998 the Company has $4.2 million of notes payable to FFCA Mortgage Corporation ("FFCA") which were not initially assumed by RTM in connection with the RTM Sale. Such notes are repayable in monthly installments, including interest, through 2016. Amounts due under these notes during the remainder of 1998 are $0.1 million to be paid in cash.

     The Company has a note payable to the Partnership (the "Partnership Note") with an original principal amount of $40.7 million bearing interest at 13 1/2% payable in cash. Effective June 30, 1998 the Partnership Note was amended to, among other things, permit the Company, at its option, to prepay up to $10.0 million (the "Partnership Note Prepayments") of the principal of the Partnership Note at any time through February 14, 1999. On August 7, 1998 the Company prepaid $7.0 million of the Partnership Note in order to (i) retroactively cure the Partnership's noncompliance as of June 30, 1998 with restrictive covenants contained in its bank facility agreement and (ii) permit the Partnership to pay in August 1998 its normal quarterly distribution with respect to the second quarter of 1998 on its common units representing limited partner interests with a proportionate amount for the Company's general partners' interest (see below). Additionally, on September 30, 1998 the Company prepaid the remaining permitted $3.0 million. The remaining principal amount of the Partnership Note of $30.7 million after the aggregate $10.0 million Partnership Note Prepayments is due $0.2 million in 2004 and six equal annual installments of approximately $5.1 million commencing in 2005 through 2010 and, accordingly, does not require any principal payments during the remainder of 1998.

     On February 9, 1998 the Company sold the Debentures with an aggregate principal amount at maturity of $360.0 million to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures mature in 2018 without any amortization of the principal amount required prior thereto. The Debentures were issued at a discount of 72.177% from principal and resulted in proceeds to the Company of $100.2 million, before placement fees and other related fees and expenses aggregating approximately $4.0 million. The Company utilized $25.6 million of the net proceeds from the sale of the Debentures to purchase 1,000,000 shares for treasury and is using the remainder, which is principally held in cash equivalents as of September 27, 1998, for general corporate purposes, including investments, working capital requirements, additional treasury stock repurchases, repayment or refinancing of indebtedness and acquisitions. The Debentures are convertible into Class A common stock (the "Class A Common Stock") at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5% and currently the conversion of all of the Debentures into Class A Common Stock would result in the issuance of 3,407,400 shares of Class A Common Stock. In June 1998 a shelf registration statement covering resales by holders of the Debentures (and the Class A Common Stock issuable upon any conversion of the Debentures) was declared effective by the Securities and Exchange Commission.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash and short-term investments are pledged as security. In addition, obligations under (i) the 9 3/4% Senior Notes have been guaranteed by RCAC's wholly-owned subsidiaries, Royal Crown and TRG,
(ii) the $125.0 million of 8.54% first mortgage notes due June 30, 2010 of National Propane, L.P., a subpartnership of the Partnership, and $13.0 million outstanding under a bank credit facility maintained by National Propane, L.P., have been guaranteed by National Propane Corporation ("National Propane"), the managing general partner of the Partnership and a subsidiary of the Company and
(iii) borrowings under loan agreements with FFCA consisting of (a) the mortgage notes and equipment notes assumed by RTM in connection with the RTM Sale (approximately $51.8 million as of September 27, 1998, assuming RTM has made all scheduled payments through such date) and (b) the remaining $4.2 million of debt retained by the Company, have been guaranteed by Triarc. As collateral for the guarantees, all of the stock of Royal Crown, TRG and National Propane SGP, Inc., a subsidiary of National Propane and the holder of a 2% unsubordinated general partner interest in the Partnership (see below), is pledged as well as National Propane's 2% unsubordinated general partner interest in the Partnership. Although Triarc has not guaranteed the obligations under the Credit Agreement, all of the stock of Snapple, Mistic, TBHC and Cable Car is pledged as security for payment of such obligations. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Note.

     Consolidated capital expenditures amounted to $9.7 million for the nine months ended September 27, 1998, including $4.6 million which RCAC was required to reinvest in core business assets under the indenture pursuant to which the 9 3/4% Senior Notes were issued as a result of the C&C Sale and certain other asset disposals in the latter half of 1997 in lieu of RCAC utilizing the net proceeds to purchase 9 3/4% Senior Notes. In addition to capital expenditures, the Company completed its purchases of two ownership interests in corporate aircraft in the nine months ended September 27, 1998 for $3.7 million. The Company expects that capital expenditures will approximate $2.5 million during the remainder of 1998. As of September 27, 1998 there were approximately $0.7 million of outstanding commitments for such estimated capital expenditures.

     In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so. In that connection, on August 27, 1998 the Company acquired from Paramark Enterprises, Inc. ("Paramark", formerly known as T.J. Cinnamons, Inc.) all of Paramark's franchise agreements for T.J. Cinnamons full concept bakeries as well as Paramark's wholesale distribution rights for T.J. Cinnamons products, thereby expanding the Company's existing T.J. Cinnamons operations. The purchase price consisted of cash of $3.0 million, a $1.0 million promissory note payable in equal monthly installments over 24 months and a contingent payment of up to $1.0 million dependent upon achieving certain specified sales targets during the full 1998 calendar year.

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $5.3 million, including interest, during 1997 and paid an additional $8.5 million, including interest, during the nine months ended September 27, 1998. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $43.0 million, the tax effect of which has not yet been determined. Accordingly, the amount and timing of any payments required as a result of such examination cannot presently be determined. The IRS has recently commenced its examination of the Company's Federal income tax returns for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company, however, does not expect the recently commenced examination to result in any tax or interest payments during the remainder of 1998.

     The Company has a stock repurchase program originally announced in October 1997 and amended in March 1998. The Company had repurchased 348,700 shares of its Class A Common Stock at an aggregate cost of $8.9 million under this program through July 28, 1998, of which 281,500 shares at an aggregate cost of $7.3 million were purchased from December 29, 1997 through July 28, 1998. On July 28, 1998 the program was further amended such that the Company is authorized, when and if market conditions warrant, to repurchase from July 29, 1998 until July 27, 1999, up to an additional $50.0 million of its Class A Common Stock. The Company repurchased an additional 1,295,750 shares of at an aggregate cost of $20.3 million under this amended program through September 27, 1998. Subsequent to September 27, 1998 the Company repurchased an additional 95,600 shares at an aggregate cost of $1.5 million through October 30, 1998 under the current program and is making no further share repurchases pending the outcome of the Proposed Transaction described below. The Company has $28.2 million of availability for future repurchases; however, there can be no assurance that the Company will repurchase any additional shares of its Class A Common Stock under this program. In addition to the stock repurchases since October 1997, in February 1998 the Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of its Class A Common Stock for an aggregate price of $25.6 million from Morgan Stanley.

     The Company owns, through National Propane, 4.5 million subordinated units (the "Subordinated Units") representing an approximate 38.7% subordinated partnership interest in the Partnership. The Company also owns, through National Propane and a subsidiary, an aggregate 4.0% unsubordinated general partners' interest (the "Unsubordinated General Partners' Interest") in the Partnership and a subpartnership. The Partnership distributes to its partners on a quarterly basis all of its available cash ("Available Cash") as defined in its partnership agreement, the main source of which would be cash flows from its operations, as supplemented by any Partnership Note Prepayments. In connection therewith, the Company received quarterly distributions on the Subordinated Units (the "Subordinated Distributions") from the Partnership and quarterly distributions on the Unsubordinated General Partners' Interest (the "General Partner
Distributions" and, collectively with the Subordinated Distributions, the "Distributions") of $2.4 million and $0.2 million, respectively, in February 1998 with respect to the fourth quarter of 1997 and has received General Partner Distributions of $0.1 million in each of May and August 1998 with respect to the first two quarters of 1998. The General Partner Distribution with respect to the third quarter of $0.1 million is payable November 13, 1998. No Subordinated Distributions were paid or will be paid with respect to 1998 since (i) subsequent to the distribution for the fourth quarter of 1997, the Company agreed to forego any additional Subordinated Distributions in order to facilitate the Partnership's compliance with debt covenant restrictions in its bank facility agreement and (ii) subsequent to the distribution for the first quarter of 1998, in accordance with amendments to its debt agreements effective June 30, 1998, the Partnership agreed not to pay any additional Subordinated Distributions with respect to the remaining three quarters of 1998. Thereafter, the Company will not receive any Distributions until the Partnership (i) is able to generate sufficient Available Cash through operations and (ii) maintains compliance with the restrictions embodied in the covenants in its amended debt agreements and, with respect to Subordinated Distributions, (i) achieves compliance with the original restrictions embodied in the covenants in its bank facility agreement and (ii) pays any dividend arrearages on the Partnership's publicly traded common units in full, currently representing a $1.8 million arrearage with respect to the distribution declared with respect to the third quarter of 1998. Therefore, there can be no assurance that the Company will receive any such future Distributions.

     On May 1, 1998 the Company sold its 20% non-current investment in Select for cash of $28.3 million.

     As of September 27, 1998, the Company's cash requirements for the remainder of 1998, exclusive of operating cash flow requirements, consist principally of
(i) debt principal repayments including (a) scheduled repayments currently aggregating $3.3 million (including $3.0 million of scheduled repayments under the Term Loans and $0.1 million under the FFCA notes) and (b) any prepayment of Cash Flow Prepayments under the Credit Agreement, (ii) the $3.0 million prepayment under the Partnership Note made on September 30, 1998, (iii) estimated capital expenditures of $2.5 million, (iv) Federal income tax payments, if any, related to the $43.0 million of contested proposed adjustments from the IRS examination of the Company's 1989 through 1992 income tax returns,
(v) the treasury stock repurchases of $1.5 million subsequent to September 27, 1998 and through October 30, 1998 and any additional repurchases and (vi) the cost of additional business acquisitions, if any. The Company anticipates meeting all of such requirements through existing cash and cash equivalents and short-term investments (aggregating $229.8 million, net of $21.0 million of obligations for short-term investments sold short included in "Accrued expenses" in the accompanying condensed consolidated balance sheet as of September 27,
1998), cash flows from operations and availability under the Revolving Credit Line.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash and cash equivalents and short-term investments (aggregating $164.4 million, net of $21.0 million of obligations for short-term investments sold short as of September 27, 1998), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under tax-sharing agreements with certain subsidiaries.

     Triarc's principal subsidiaries, other than CFC Holdings Corp. ("CFC Holdings"), the parent of RCAC, and National Propane, are unable to pay any dividends or make any loans or advances to Triarc during 1998 under the terms of the various indentures and credit arrangements, except as follows. As permitted under the Credit Agreement, a one-time dividend of $21.3 million was paid to Triarc by TBHC during the third quarter of 1998. Additionally, a dividend of $2.3 million was paid to Triarc by Cable Car during the third quarter of 1998 prior to Cable Car becoming a borrower under the Credit Agreement. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Partnership, principally quarterly Distributions from the Partnership. As set forth above, National Propane received $2.4 million and $0.2 million of Subordinated Distributions and General Partner Distributions, respectively, in February 1998 and $0.1 million of General Partner Distributions in each of May and August 1998 and will receive $0.1 million of General Partner Distributions on November 13, 1998. Also as discussed above, National Propane will not receive any additional Subordinated Distributions for the remainder of 1998 and there can be no assurance that National Propane will receive any such Subordinated Distributions in the foreseeable future. While there are no restrictions applicable to CFC Holdings, CFC Holdings is dependent upon cash flows from RCAC to pay dividends and, as of September 27, 1998, RCAC was unable to pay any dividends or make any loans or advances to CFC Holdings.

     Triarc's indebtedness to consolidated subsidiaries aggregated $31.4 million as of September 27, 1998. Such indebtedness consists of a $30.0 million demand note payable to National Propane bearing interest at 13 1/2% payable in cash (the "$30 Million Note") and a $1.4 million demand note due to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a wholly-owned subsidiary of the Company. While the $30 Million Note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane equal to such cash interest. Triarc expects to pay $0.2 million of principal on the note due to Chesapeake Insurance during the remainder of 1998; assuming no further demand is made thereunder and none is anticipated. The $30 Million Note requires no principal payments during the remainder of 1998, assuming no demand is made thereunder, and none is anticipated. As described above, Triarc also has indebtedness of $33.7 million under the Partnership Note which requires no principal payments during the remainder of 1998 but under which Triarc prepaid $3.0 million of principal on September 30, 1998.

     Triarc's principal cash requirements for the remainder of 1998 are (i) payments of general corporate expenses, (ii) the $3.0 million prepayment under the Partnership Note, (iii) interest due on the Partnership Note, (iv) additional payments, if any, related to the $43.0 million of proposed adjustments from the IRS examination of the Company's 1989 through 1992 income tax returns being contested, (v) the treasury stock repurchases of $1.5 million through October 30, 1998 and any additional repurchases, and (vi) the cost of business acquisitions, if any. Triarc expects to be able to meet all of such cash requirements for the remainder of 1998 through existing cash and cash equivalents and short-term investments.

LEGAL AND ENVIRONMENTAL MATTERS

     The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $4.0 million as of September 27, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position. See below for discussion of additional litigation related to a proposed transaction.

PROPOSED TRANSACTION

     On October 12, 1998 the Company announced that its Board of Directors has formed a Special Committee to evaluate a proposal (the "Proposal") it has received from the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") for the acquisition by an entity to be formed by them of all of the outstanding shares of Triarc's Class A Common Stock (other than 6.0 million shares owned by an affiliate of the Executives) for $18.00 per share payable in cash and securities (the "Proposed Transaction"). The Proposal is subject to (i) the execution and delivery of a definitive agreement, (ii) the receipt of a fairness opinion from the financial advisor to the Special Committee of the Board, (iii) the receipt of satisfactory financing for the transaction, (iv) approval of the Proposed Transaction by the Special Committee of the Board, the full Board of Directors and the Company's stockholders and (v) the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurance that a definitive agreement will be executed and delivered or that the Proposed Transaction will be consummated.

     Subsequent to the receipt of the Proposal, a series of purported class action lawsuits have been filed challenging the Proposed Transaction. Each of the pending lawsuits names the Company and the members of its Board of Directors as defendants. The complaints allege, among other things, that the Proposed Transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of Class A Common Stock is unfair and demand, in addition to damages and costs, that the Proposed Transaction be enjoined. To date, none of the defendants have responded to the complaints. The Company does not believe that the outcome of these actions will have a material adverse effect on its consolidated results of operations or financial position.

YEAR 2000

     The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. The Company's study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of its software and hardware systems; (3) identify its systems and computer programs with year 2000 exposure; (4) assess the impact on its operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing and (8) implement. The Company has completed steps one through five and expects to complete steps six and seven in the first half of 1999 with final implementation prior to January 1, 2000. Such study addressed both information technology ("IT") and non-IT systems, including imbedded technology such as micro controllers in telephone systems, production processes and delivery systems. As a result of such study, the Company believes the majority of its systems are presently year 2000 compliant, including all significant systems in its restaurant segment. However, certain significant systems in the Company's beverage segment, principally Royal Crown's order processing, inventory control and production scheduling system, require remediation. If such remediation is not completed on a timely basis, the most reasonably likely worst-case scenario is that Royal Crown might experience a delay in production and/or fulfilling and processing orders resulting in either lost sales or delayed cash receipts, although the Company does not believe that such delay would be material due to the relatively moderate number of bottlers and volume of orders that Royal Crown typically handles. In such case, Royal Crown's contingency plan would be to revert to a manual system in order to perform the required functions without any significant disruption of business. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software and hardware costs, have been $0.2 million and the current estimated cost to complete such remediation is expected to be $1.8 million. Such costs are being expensed as incurred, except for the direct purchase costs of software and hardware, which are being capitalized. Commencing with the Company's 1999 fiscal year, the software-related costs will be capitalized in accordance with the provisions of Statement of Position ("SOP") 98-1 described below.

     An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its suppliers, banking institutions, customers, payroll processors and others ("third party entities") is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company is, however, subject to certain risks with respect to these third party entities' potential year 2000 non-compliance. The Company believes that these risks are primarily associated with its banks and major suppliers, including its beverage copackers and bottlers and the food suppliers and distributors to its restaurant franchisees. At present, the Company cannot determine the impact on its results of operations in the event of year 2000 non-compliance by these third party entities. In the most reasonably likely worst-case scenario, such year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers, in either the Company's beverage or restaurant segment or in both. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third party entities. The Company is in the process of collecting additional information from third party entities that disclosed that remediation is required and will begin detailed evaluations of these third party entities, as well as those that could not satisfactorily respond, by the first quarter of 1999 in order to develop its contingency plans in conjunction therewith. The Company believes there are multiple vendors of the goods and services it receives from its suppliers and thus the risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. Also, no single customer accounts for more than 10% of the Company's consolidated revenues, thus mitigating the adverse risk to the Company's business if some customers are not year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998 the Accounting Standards Executive Committee (the "AcSEC") of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, which is effective no later than for the Company's fiscal year commencing January 4, 1999, provides accounting guidance on a prospective basis for the costs of computer software developed or obtained for internal use. The SOP requires that once the computer software capitalization criteria have been met, costs of developing, upgrading and enhancing computer software for internal use, including (i) external direct costs of materials and services consumed in developing or obtaining such software and (ii) payroll and payroll-related costs for employees who are directly associated with such software project to the extent of their time spent directly on the project, should be capitalized. The Company presently capitalizes the direct purchase cost of internal-use computer software but does not capitalize either the services consumed or the internal payroll costs incurred in the implementation of such software. Since (i) the Company does not develop its own internal-use software, (ii) the Company does not anticipate obtaining significant internal use computer software, (iii) the Company currently capitalizes the direct software purchase cost and (iv) SOP 98-1 is effective prospectively only, the Company does not believe that the adoption of SOP 98-1 will have a material impact on its consolidated financial position or results of operations.

     In April 1998 the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 broadly defines start-up activities and requires the costs of start-up activities and organization costs to be expensed as incurred. Start-up activities include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective no later than for the Company's fiscal year commencing January 4, 1999 and requires any existing deferred start-up or organization costs as of the effective date to be expensed as the cumulative effect of a change in accounting principle. Since the Company does not have any significant deferred start-up or organization costs as of September 27, 1998, the Company does not believe the adoption of SOP 98-5 will have a material impact on its consolidated financial position or results of operations.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. SFAS 133 is effective for the Company's fiscal year beginning January 3, 2000. The provisions of SFAS 133 are complex and the Company is only beginning its evaluation of the implementation requirements of SFAS 133 and, accordingly, is unable to determine at this time the impact it will have on the Company's consolidated financial position and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II.       OTHER INFORMATION

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. ("Triarc" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; changes in wholesale propane prices; regional weather conditions; competition from alternative energy sources and within the propane industry; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its competitors detailed in Triarc's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  LEGAL PROCEEDINGS

        As reported in Triarc's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") and Triarc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998, on March 13, 1998, Gregg Katz, Susan Zweig Katz and ZuZu of Orlando, LLC commenced an action against Arby's, Inc. ("Arby's"), ZuZu, Inc. ("ZuZu"), ZuZu Franchising Corporation ("ZFC") and Triarc in the Superior Court of Fulton County, Georgia. Plaintiffs are a ZuZu franchisee and the owners/investors of the franchisee corporation. Plaintiffs assert causes of action for, among other things, rescission of the development and franchise agreements, fraud, fraudulent concealment, breach of the development and franchise agreements, tortious interference with contract, quantum meruit, breach of oral agreement, negligence and violation of several Florida and Texas business opportunity and similar statutes. Plaintiffs seek actual damages of not less than $600,000 and consequential, punitive and treble damages in an unspecified amount, as well as attorneys' fees, costs and expenses. Arby's has filed an answer and plaintiffs voluntarily dismissed Triarc from the case. The court dismissed the case against ZuZu and ZFC on jurisdictional grounds. The litigation is in the initial stages of discovery. Arby's believes that Plaintiffs' claims against Arby's are without merit and Arby's is vigorously defending this action.

     As reported in the Form 10-K, on February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for US$2.85 million and that Arby's had breached a master development agreement between AR and Arby's. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has challenged the arbitrator's decision. In March 1998, the civil court of Mexico ruled that the November 9, 1994 letter of intent was a binding contract and ordered Arby's to pay AR US$2.85 million, plus interest and value added tax. In August 1998, an appellate court affirmed that decision and Arby's filed an appeal in Mexican federal court. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and
(ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. The parties have agreed in principle to settle all the litigation in order to avoid the expense of continuing litigation and expect to enter into an escrow agreement pursuant to which Arby's would deposit US$1.65 million in escrow. Under the terms of the proposed escrow agreement, the funds would be released to AR if by February 28, 1999 a definitive settlement agreement has been executed by the parties and, if necessary, approved by a Mexican court presiding over AR's suspension of payments proceeding. If the definitive settlement agreement has not been executed by February 28, 1999, the escrowed funds would be returned to Arby's. During the pendency of the proposed escrow arrangement, the parties would stay all proceedings in the U.S. and, to the extent possible, not pursue the proceedings in Mexico.

        As reported in the Form 10-K, the Company and Nelson Peltz, the Company's Chairman and Chief Executive Officer, are parties to litigation in the United States District Court for the Southern District of New York against Harold Kelley, Daniel McCarthy, and Richard Kerger, three former court-appointed directors of the Company. On August 21, 1998, Mr. Peltz moved for summary judgment dismissing all of the claims asserted against him by the former court-appointed directors. Also on August 21, 1998, the Company moved for leave to amend the complaint to assert additional claims of breach of contract and fraud against the former court-appointed directors. Both motions are currently being briefed.

        As reported in the Form 10-K, on June 25, 1997, Kamran Malekan and Daniel Mannion commenced a purported class and derivative action against the directors and certain former directors of the Company (and naming the Company as a nominal defendant) in the Delaware Court of Chancery, New Castle County, asserting claims relating to compensation paid by the Company to Messrs. Peltz and May. The plaintiffs in that action and one related action filed a consolidated amended complaint on December 15, 1997. On January 13, 1998, the three former court-appointed directors filed a notice of removal to the federal district court. Plaintiffs subsequently dismissed the claims against those defendants voluntarily and moved to remand the action to Delaware chancery court. Two other former directors of the Company (Messrs. Pallot and Prendergast) opposed the plaintiffs' motion and moved to transfer the action to the Southern District of New York. On September 30, 1998, the Delaware federal court granted the plaintiffs' motion to remand the action to Delaware chancery court, and denied the motion by Messrs. Pallot and Prendergast to transfer the action to New York. Discovery has commenced in the action.

        As reported in the Form 10-K, Ruth LeWinter and Calvin Shapiro have commenced a purported class and derivative action against the directors and certain former directors of the Company (and naming the Company as a nominal defendant) in the United States District Court for the Southern District of New York, asserting claims relating to compensation paid by the Company to Messrs. Peltz and May. The three former court-appointed directors of the Company and Messrs. Pallot and Prendergast have asserted certain cross-claims against Nelson Peltz. On February 11, 1998, the five former directors moved for an order specifically enforcing alleged indemnification agreements with the Company and directing the Company to indemnify them in the action. On August 17, 1998, the court denied the motion as to the three former court-appointed directors. With respect to Messrs. Pallot and Prendergast, the court held that they had a right to indemnification for costs incurred in defense of the action, but leaving for future determination the amount of any such costs. All other motions in the action are pending, and there has been no discovery to date.

     The Company and each of its directors have been named defendants in a series of purported class actions commenced in the Delaware Chancery Court, New Castle County. The plaintiffs in the actions, which are substantially identical, purport to assert claims on behalf of themselves and all other stockholders of the Company as of October 12, 1998 and their successors in interest, other than defendants, members of their immediate families, and any other person or entity related to or affiliated with any of the defendants. The complaints allege that the consideration offered to the Company's stockholders in connection with the offer by Messrs. Peltz and May to acquire all of the outstanding shares of the Company (other than the approximately 6 million shares owned by an affiliate of Messrs. Peltz and May) (see "Item 5 - Other Information" below) is inadequate and unfair, and that the defendants have breached their duties of loyalty and other fiduciary duties to the Company's other shareholders in con- nection with the proposed transaction. Plaintiffs seek, among other relief, pre- liminary and permanent injunctive relief enjoining the proposed transaction; in the event the proposed transaction is consummated, an order rescinding the transaction and/or awarding rescissory damages; an accounting; and an award of costs, disbursements, and attorney's fees to the plaintiffs. To date, none of the defendants has responded to the complaints.

ITEM 5.  OTHER INFORMATION

Offer to Acquire Triarc
-----------------------

     On October 12, 1998, the Company announced that its Board of Directors has formed a Special Committee to evaluate a proposal it has received from Nelson Peltz and Peter W. May, the Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively, of the Company for the acquisition by an entity to be formed by them of all of the outstanding shares of the Company (other than the approximately 6 million shares owned by an affiliate of Messrs. Peltz and May) for $18 per share payable in cash and securities (the "Proposed Transaction"). The proposal is subject to, among other things, (1) the execution and delivery of a definitive acquisition agreement,
(2) receipt of a fairness opinion from the financial adviser to the Special Committee of the Board, (3) receipt of satisfactory financing for the transaction, (4) approval of the Proposed Transaction by the Special Committee of the Board, the full Board of Directors and the Company's stockholders and (5) the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurance that a definitive acquisition agreement will be executed and delivered or that the Proposed Transaction will be consummated. The Special Committee is comprised of David E. Schwab II (Chairman), former New York Governor Hugh L. Carey and Clive Chajet. To assist the Special Committee in its evaluation and negotiation of the proposal from Messrs. Peltz and May and in making its recommendation to the full Board of Directors, the Special Committee has engaged Schulte Roth & Zabel LLP to serve as its legal counsel and has selected SG Cowen Securities Corporation to serve as its financial adviser. A series of purported class action suits have been filed in the Delaware Chancery Court challenging the Proposed Transaction. See "Item 1. Legal Proceedings" above. In connection with the proposal, the Company has designated an affiliate of Messrs. Peltz and May as the contingent transferee of its right of first refusal with respect to the outstanding shares of the Company's Class B Common Stock in the event the Company determines not to exercise such right of first refusal.

        The securities proposed to be issued have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold within the United States except pursuant to an exemption from the Securities Act, or in a transaction not subject to the registration requirements of the Securities Act. This Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy such securities.

Stock Repurchase Program
------------------------

       On October 13, 1997, Triarc announced that its management was authorized, when and if market conditions warranted, to purchase from time to time during the twelve month period ending November 26, 1998 up to $20 million of its outstanding Class A Common Stock. In March 1998 such amount was increased to $30 million. On July 28, 1998, Triarc announced that the stock repurchase program had been increased, bringing the then total availability under the stock repurchase program to $50 million. In addition, the term of the stock repurchase program was extended until July 27, 1999. As of July 28, 1998, Triarc had repurchased 348,700 shares of Class A Common Stock at an aggregate cost of approximately $8.9 million under the then existing stock repurchase program. To date, Triarc repurchased 1,391,350 shares of Class A Common Stock, at an aggregate cost of approximately $21.8 million, under the $50 million stock repurchase program. In light of the Proposed Acquisition (described above), Triarc suspended repurchasing shares under the stock repurchase program. In addition to the shares repurchased pursuant to the stock repurchase program, in connection with the completion of the sale by Triarc in February 1998 of $360 million principal amount at maturity of Zero Coupon Convertible Subordinated Debentures due 2018 (the "Debentures"), Triarc repurchased from the purchaser of the Debentures one million shares of Triarc's Class A Common Stock for an aggregate purchase price of approximately $25.6 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       3.1 - Triarc's by-laws, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 5, 1998 (SEC file no. 1-2207).

       4.1 - Second Amendment to Credit Agreement, dated as of August 15, 1998, amond Mistic Brands, Inc., Snapple Beverage Corp., Cable Car Beverage Corporation, Triarc Beverage Holdings, Corp., the financial institutions listed on the signature pages thereto (collectively, the "Lenders"), DLJ Capital Funding, Inc., as syndication agent for the Lenders, Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated November 12, 1998 (SEC file no. 1-2207).

       10.1 - Letter Agreement dated July 23, 1998 between John L. Belsito and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.1 to RC/Arby's Corporation's Current Report on Form 8-K dated November 5, 1998 (SEC file no. 0-20286).

       10.2 - Letter Agreement dated August 27, 1998 among John C. Carson, Triarc and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.2 to RC/Arby's Corporation's Current Report on Form 8-K dated November 5, 1998 (SEC file no. 0-20286).

       10.3 Letter Agreement dated October 12, 1998 between Triarc and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 99.2 to Triarc's Current Report on Form 8-K dated October 12, 1998 (SEC file no. 1-2207).

       27.1 - Financial Data Schedule for the fiscal nine-month period ended September 27, 1998 (and for the fiscal nine-month period ended September 28, 1997 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K

        The Registrant filed a report on Form 8-K on August 6, 1998 which contained a press release issued by the Registrant with respect to its results of operations for the fiscal quarter ended June 28, 1998 and with respect to its previously announced stock repurchase program.


                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRIARC COMPANIES, INC.
                                       (Registrant)




Date: November 11, 1998                  By:   JOHN L. BARNES, JR.
                                         -------------------------
                                         John L. Barnes, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (On behalf of the Company)



                                          By:   FRED H. SCHAEFER
                                          -------------------------
                                          Fred H. Schaefer
                                          Vice President and
                                          Chief Accounting Officer
                                          (Principal accounting officer)

                                   Exhibit Index

Exhibit
  No.                     Description                                 Page No.
-------                   -----------                                 --------

   3.1 Triarc's by-laws, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated
               November 5, 1998 (SEC file no. 1-2207).

   4.1 Second Amendment to Credit Agreement, dated as of August 15, 1998, amond Mistic Brands, Inc., Snapple Beverage Corp., Cable Car Beverage Corporation, Triarc Beverage Holdings, Corp., the financial institutions listed on the signature pages thereto (collectively, the "Lenders"), DLJ Capital Funding, Inc., as syndication agent for the Lenders, Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated November 12, 1998 (SEC file no. 1-2207).

   10.1        Letter  Agreement dated July 23, 1998 between
               John L. Belsito and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.1 to RC/Arby's Corporation's Current Report on Form 8-K dated November 5, 1998 (SEC file no. 0-20286).

   10.2 Letter Agreement dated August 27, 1998 among John C. Carson, Triarc and Royal Crown Company, Inc., incorporated herein by reference to
               Exhibit 10.2 to RC/Arby's Corporation's Current Report on Form 8-K dated November 5, 1998 (SEC file no. 0-20286).

   10.3        Letter Agreement dated October 12, 1998 between
               Triarc and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 99.2 to Triarc's Current Report on Form 8-K dated
               October 12, 1998 (SEC file no. 1-2207).

   27.1 Financial Data Schedule for the fiscal nine-month period ended September 27, 1998 (and for the fiscal nine-month period ended September 28, 1997 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.