Form 10-K
period 1999-01-03
TRIARC COMPANIES INC
filed 1999-04-06
CIK 30697

[LOGO]


                               TRIARC COMPANIES, INC.
                                      FORM 10-K
                              FOR THE FISCAL YEAR ENDED
                                   JANUARY 3, 1999



--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                      FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED JANUARY 3, 1999.

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $288,807,069 as of March 15, 1999. There were 23,320,629 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of March 15, 1999.

                         DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this 10-K incorporates information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after January 3, 1999.

--------------------------------------------------------------------------------


                                       PART I

          SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

    Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of Triarc Companies, Inc. ("Triarc" or the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes; the success of multi-branding; availability, location and terms of sites of restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; the success of the Company in identifying systems and programs that are not Year 2000 compliant; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories in which the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations (including accounting standards, environmental laws and taxation requirements); regional weather conditions; changes in wholesale propane prices; the costs and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties referred to in this Form 10-K and other current and periodic filings by Triarc and National Propane Partners, L.P. with the Securities and Exchange Commission. Triarc will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is Triarc's policy generally not to make any specific projections as to future earnings, and Triarc does not endorse any projections regarding future performance that may be made by third parties.

Item 1.    Business.

INTRODUCTION

     Triarc is predominantly a holding company which, through its subsidiaries, is a leading premium beverage company, a restaurant franchisor and a soft drink concentrates producer. Our premium beverage operations are conducted through the Triarc Beverage Group ("TBG", which consists of Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic") and Cable Car Beverage Corporation ("Cable Car"). The restaurant operations are conducted through Arby's, Inc. (d/b/a Triarc Restaurant Group) ("Arby's"), the franchisor of the Arby's(R) restaurant system. The soft drink concentrates business is conducted through Royal Crown Company, Inc. ("Royal Crown"). Snapple is a leading marketer and distributor of premium beverages in the United States. Arby's is the world's largest restaurant system specializing in slow-roasted roast beef sandwiches and according to Nation's Restaurant News, the tenth largest quick service restaurant chain in the United States, based on 1997 domestic systemwide sales.

    In addition, we have an equity interest in the liquefied petroleum gas business through National Propane Corporation ("National Propane"), the managing general partner of National Propane Partners, L.P. (the "Partnership") and its operating subsidiary partnership, National Propane, L.P. (the "Operating Partnership"). For information regarding the revenues, operating profit and identifiable assets for our businesses for the fiscal year ended January 3, 1999, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 24 to the Consolidated Financial Statements of Triarc Companies, Inc. and Subsidiaries (the "Consolidated Financial Statements").

      Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware, by means of a merger, in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. Our website address is: www.triarc.com.

BUSINESS STRATEGY

    The key elements of our business strategy include (i) focusing our resources on our consumer products businesses -- beverages and restaurants, (ii) building strong operating management teams for each of the businesses and (iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans.

    The senior operating officers of our businesses have implemented individual plans focused on increasing revenues and improving operating efficiency. In addition, we continuously evaluate and hold discussions with third parties regarding various acquisitions and business combinations to augment our businesses. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition has been reached.

WITHDRAWAL OF GOING PRIVATE PROPOSAL; DUTCH AUCTION TENDER OFFER

    On October 12, 1998, we announced that our Board of Directors had formed a Special Committee to evaluate a proposal we had received from Nelson Peltz and Peter W. May, the Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively, of the Company for the acquisition by an entity to be formed by them of all of the outstanding shares of common stock of the Company (other than the approximately 6.0 million shares owned by an affiliate of Messrs. Peltz and May) for $18.00 per share payable in cash and securities (the "Proposed Going Private Transaction"). On March 10, 1999, we announced that we had been advised by Messrs. Peltz and May that they had withdrawn the Proposed Going Private Transaction effective immediately because they did not believe that it was in the best interests of our stockholders at that time. On that date we also announced that our Board of Directors unanimously approved a tender offer for up to 5.5 million shares of the Company's Common Stock at a price of not less than $16 1/4 and not more than $18 1/4 per share, pursuant to a "Dutch Auction."

    The tender offer commenced on March 12, 1999. The tender offer, proration period and withdrawal rights will expire at 12:00 midnight, New York City time on April 13, 1999, unless the tender offer is extended.

    The tender offer is subject to various terms and conditions described in offering materials that were mailed on or about March 12, 1999 to our shareholders of record as of March 10, 1999. The tender offer is conditioned on 3,500,000 shares of Common Stock being tendered, unless we waive this condition.

    Wasserstein Perella & Co., Inc. is acting as Dealer Manager for the offer and Georgeson & Company Inc. is serving as Information Agent.

RECENT ACQUISITIONS

    On  February  26,  1999,  Snapple  acquired  Millrose   Distributors,  Inc.
("Millrose") for $17.25 million in cash, subject to adjustment. Prior to the acquisition, Millrose was the largest non-company owned distributor of Snapple(R) products and the second largest distributor of Stewarts(R) products in the United States. Millrose's distribution territory, which includes parts of New Jersey, is contiguous to that of Mr. Natural, Inc. ("Mr. Natural"), our company-owned New York City and Westchester County distributor. In 1998, Millrose had net sales of approximately $39 million.

REFINANCING OF SUBSIDIARY INDEBTEDNESS

     On February 25, 1999 our subsidiaries completed the sale of $300 million principal amount 10 1/4% senior subordinated notes due 2009, pursuant to Rule 144A of the Securities Act and concurrently entered into a new $535 million senior secured credit facility.

    In addition, on such date our subsidiary RC/Arby's Corporation delivered a notice of redemption to holders of its $275 million principal amount 9 3/4% senior secured notes due 2000 (the "RC/Arby's Notes"). The redemption occurred on March 30, 1999 at a redemption price of 102.786% of the principal amount, plus accrued and unpaid interest.

    Both financings were issued through our new wholly-owned subsidiary, Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group") and its subsidiaries. Triarc Consumer Products Group owns our premium beverage (Snapple, Mistic(R) and Stewart's), restaurant franchising (Arby's, T.J. Cinnamons(R) and Pasta Connection(TM)) and soft drink concentrates (Royal Crown(R), Diet Rite(R) and Nehi(R)) businesses.

    Triarc Consumer Products Group has used the net proceeds from the financings to: (a) redeem the RC/Arby's Notes (approximately $287.1 million); (b) refinance the Triarc Beverage Group's credit facility ($284.3 million principal amount outstanding); (c) pay for the acquisition of Millrose (approximately $17.3 million); (d) pay customary fees and expenses (approximately $28 million); and
(e) fund a distribution to Triarc with the remaining proceeds. We will use the distribution for general corporate purposes, which may include working capital, future acquisitions and investments, repayment or refinancing of indebtedness or restructurings or repurchases of our securities, including the Dutch Auction tender offer described above.

    The notes issued pursuant to the private placement have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Triarc Consumer Products Group is obligated to cause a registration statement with respect to a registered exchange offer or with respect to resales of the notes to be declared effective no later than August 24, 1999. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the notes in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any state or jurisdiction.

ISSUANCE OF ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

     On February 9, 1998 we sold $360 million principal amount at maturity of Zero Coupon Convertible Subordinated Debentures due 2018 (the "Debentures") to Morgan Stanley & Co. Incorporated ("Morgan Stanley"), as the initial purchaser for an offering to "qualified institutional buyers" (as defined under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) in compliance with Rule 144A. The Debentures were issued at a discount of 72.177% from the principal amount thereof payable at maturity. The issue price represented a yield to maturity of 6.5% per annum (computed on a semi-annual bond equivalent basis). The net proceeds from the sale of the Debentures, after deducting placement fees and expenses of approximately $4.0 million, were approximately $96.2 million. The Debentures are convertible into shares of our Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Common Stock. The conversion price will increase over the life of the Debentures at 6.5% per annum computed on a semi-annual bond equivalent basis. The conversion of all of the Debentures into our Class A Common Stock would result in the issuance of approximately 3.4 million shares of Class A Common Stock. We may not redeem the Debentures prior to February 9, 2003, but we may redeem the Debentures at any time thereafter. In connection with the sale of the Debentures, we purchased from Morgan Stanley 1,000,000 shares of our Class A Common Stock for approximately $25.6 million.

SALE OF NATIONAL PROPANE PARTNERS, L.P.

    On April 5, 1999, the Partnership and Columbia Propane Corporation ("Columbia"), a subsidiary of Columbia Energy Group, signed an agreement whereby Columbia would acquire the outstanding general and limited partnership interests in the Partnership. Consummation of the acquisition is subject to a number of conditions. See "Item 1. -- Business -- Liquefied Petroleum Gas -- Recent Developments."

FISCAL YEAR

    Effective January 1, 1997, we adopted a 52/53 week fiscal convention for the Company and each subsidiary (other than National Propane) whereby our fiscal year will end each year on the Sunday that is closest to December 31 of such year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.


BUSINESS SEGMENTS

    Snapple, Mistic, and Cable Car conduct our premium beverage operations, Royal Crown conducts our soft drink concentrate operations, and Arby's conducts our franchise restaurant operations.


                 PREMIUM BEVERAGES (SNAPPLE, MISTIC AND STEWART'S)

    Through Snapple, Mistic and Cable Car, we are a leader in the approximately $3.0 billion wholesale premium beverage market. According to A.C. Nielsen data, in 1998 our premium beverage brands had the leading share (34%) of premium beverage sales volume in grocery stores, mass merchandisers and convenience stores.

Snapple

    Snapple markets and distributes all-natural ready-to-drink teas, juice drinks and juices. During 1998, Snapple sales represented approximately 79% of our total premium beverage case sales. According to A.C. Nielsen data, in 1998 Snapple had the leading share (26%) of premium beverage sales volume in grocery stores, mass merchandisers and convenience stores. Snapple has a stable base of core products that are consistently Snapple's top sellers. Snapple's current top twenty products have contributed approximately 70% of Snapple's sales in each of the last three years.

    Since acquiring Snapple in May 1997, we have strengthened our distributor relationships, improved promotional initiatives and significantly increased new product introductions and packaging innovations. These activities contributed to an increase in Snapple case sales of 8.4% in 1998 over 1997. The most important product introduction in 1998 was WhipperSnapple(R), a smoothie-like beverage which, in 1998, was named Convenience Store News Magazine beverage product of the year and won the American Marketing Association's Edison Award for best new beverage. WhipperSnapple is a shelf stable product containing dairy ingredients and a blend of fruit juices and purees. Since 1997, we have introduced various new products and flavors in addition to WhipperSnapple, including several herbal and green teas and Snapple Farms(R), a line of 100% fruit juices which is available in five flavors. In April 1999, Snapple expects to introduce Snapple Elements(TM), a line of all natural juice drinks and teas enhanced with herbal ingredients. In addition, Snapple expects to introduce another major new product line during the Spring of 1999.

Mistic

    Mistic markets and distributes a wide variety of premium beverages, including fruit drinks, ready-to-drink teas, juices and flavored seltzers under the Mistic, Mistic Rain Forest Nectars(R) and Mistic Fruit Blast(TM) brand names. Since acquiring Mistic in August 1995, we have introduced more than 35 new flavors, a line of 100% fruit juices, various new bottle sizes and shapes and numerous new package designs. During 1999, Mistic expects to introduce several new products and packages, including a smoothie-like beverage using the WhipperSnapple technology.

Stewart's

    Cable Car, the exclusive soft drink licensee of the Stewart's trademark, markets and distributes Stewart's brand premium soft drinks, including Root Beer, Orange N' Cream, Cream Ale, Ginger Beer, Creamy Style Draft Cola, Classic Key Lime, Lemon Meringue, Cherries N' Cream and Grape. Cable Car holds the exclusive perpetual worldwide license to manufacture, distribute and sell Stewart's brand beverages and owns the Fountain Classics(R) trademark. Through the fourth quarter of 1998, Stewart's has experienced 25 consecutive quarters of double-digit percentage case sales increases compared to the prior year's comparable quarter. We acquired Cable Car in November 1997 and have grown Stewart's case sales by 17% in 1998 over 1997 primarily by increasing penetration in existing markets, entering new markets and continuing product innovation.

Products

    Our premium beverage products compete in a number of product categories, including fruit flavored beverages, iced teas, lemonades, carbonated sodas,
100% fruit juices, smoothies, nectars and flavored seltzers. These products are generally available in the United States in some combination of 16 oz., 12 oz. or 10 oz. glass bottles, 32 oz. or 20 oz. PET (plastic) bottles and 11.5 oz. cans.

Co-Packing Arrangements

    More than 20 co-packers strategically located throughout the United States produce our premium beverage products for us under formulation requirements and quality control procedures that we specify. We select and monitor the producers to ensure adherence to our production procedures. We regularly analyze samples from production runs and conduct spot checks of production facilities. We purchase most packaging and raw materials and arrange for their shipment to our co-packers and bottlers. Our three largest co-packers accounted for approximately 50% of our aggregate case production of premium beverages in 1998.

    Our contractual arrangements with our co-packers are typically for a fixed term that is automatically renewable for successive one year periods. During the term of the agreement, the co-packer generally commits a certain amount of its monthly production capacity to us. Snapple has committed to order certain guaranteed volumes under substantially all of its contracts. If the volume actually ordered is less than the guaranteed volume, Snapple is typically required to pay the co-packer the product of (1) an amount per case specified in the agreement and (2) the difference between the volume actually ordered and the guaranteed volume. At January 3, 1999, Snapple had reserves of approximately $4.6 million for payments through 2000 under its long-term production contracts with co-packers. We paid approximately $5.9 million under such take-or-pay agreements during the seven months in 1997 that we owned Snapple and $11.3 million in 1998, primarily related to obligations entered into by the prior owners of Snapple. Mistic has committed to order a certain guaranteed volume (in two instances) or percentage of its products sold in a region (in another instance) or to make payments in lieu thereof. Cable Car has no agreements requiring it to make minimum purchases. As a result of these co-packing arrangements, we have generally avoided significant capital expenditures or investments for bottling facilities or equipment, and accordingly our production related fixed costs have been minimal.

    We believe we have arranged for sufficient production capacity to meet our 1999 requirements and that, in general, the industry has excess production capacity that we could use. We also expect that in 1999 we will meet substantially all of our minimum production requirements under our co-packing agreements.

Raw Materials

    We purchase most raw materials used in the preparation and packaging of our premium beverage products and supply them to our co-packers. We have chosen, for quality control and other purposes, to purchase certain raw materials, such as aspartame, on an exclusive basis from single suppliers although we believe that adequate sources of such raw materials are available from multiple suppliers. We purchase substantially all of our flavor requirements from six suppliers, although we have designated one supplier as our preferred supplier of flavors. We purchase all of our glass from three suppliers and all of plastic (PET) bottles from four suppliers, although one glass supplier has the right to supply up to 75% of our requirements for certain specified packaging, one glass supplier has the right to supply up to 95% of certain packaging to Cable Car and one supplier has the right, subject to certain conditions, to supply any new plastic containers used by Snapple or Mistic. Since the acquisition of Snapple, we have been negotiating and continue to negotiate, new supply and pricing arrangements with our suppliers. We believe that, if required, alternate sources of raw materials, flavors and glass bottles are available.

Distribution

    We currently sell our premium beverages through a network of distributors that include specialty beverage, carbonated soft drink and licensed beer/wine/spirits distributors. In addition, Snapple uses brokers for distribution of some Snapple products in Florida and Georgia. We distribute our products internationally primarily through one distributor in each country, other than in Canada, where Perrier Group of Canada Ltd. is Snapple's master distributor and where we also use brokers and direct account selling. We typically grant distributors exclusive rights to sell Snapple, Mistic and/or Stewart's products within a defined territory. We have written agreements with distributors who represent approximately 70% of our volume. The agreements are typically either for a fixed term renewable upon mutual consent or are perpetual, and are terminable by us for cause, upon certain defaults or failure to perform under the agreement. The distributor, though, may generally terminate its agreement upon specified prior notice. Snapple owns three of its largest distributors, Mr. Natural (New York Metropolitan area), Pacific Snapple Distributors, Inc. (parts of Southern California) and Millrose (parts of New Jersey).

    No non-company owned distributor accounted for more than 5% of total case sales in 1996, 1997 or 1998. We believe that we could find alternative distributors if our relationships with our largest distributors were terminated.

    International sales accounted for less than 10% of our premium beverage sales in each of 1996, 1997 and 1998. Since we acquired Snapple, Royal Crown's international group has been responsible for the sales and marketing of our premium beverages outside North America.

Sales And Marketing

    Snapple and Mistic have a combined sales and marketing staff. Cable Car has its own sales and marketing staff. The sales forces are responsible for overseeing sales to distributors, monitoring retail account performance and providing sales direction and trade spending support. Trade spending includes price promotions, slotting fees and local consumer promotions. The sales force handles most accounts on a regional basis with the exception of large national accounts, which are handled by a national accounts group. We combined the Snapple/Mistic sales forces by geographic zones. We organized Cable Car's sales force into two divisions. We employed a sales and marketing staff, excluding that of Snapple-owned distributors, of approximately 233 as of January 3, 1999.

    We intend to maintain consistent advertising campaigns for our brands as an integral part of our strategy to stimulate consumer demand and increase brand loyalty. In 1999, we plan to employ a combination of network advertising complemented with local spot advertising in our larger markets. We expect that in most markets Snapple will use television as the primary advertising medium and radio as the secondary medium. Mistic will use radio as its primary advertising medium. We also employ outdoor, newspaper and other print media advertising, as well as in-store point of sale promotions.


                       SOFT DRINK CONCENTRATES (ROYAL CROWN)

    Through Royal Crown we participate in the retail carbonated soft drink market. Royal Crown produces and sells concentrates used in the production of carbonated soft drinks. Royal Crown sells these concentrates to independent, licensed bottlers who manufacture and distribute finished beverage products domestically and internationally. Royal Crown's products include: RC Cola(R), Diet RC Cola(R), Cherry RC Cola(R), RC Edge(TM), Diet Rite Cola(R), Diet Rite flavors, Nehi, Upper 10(R), and Kick(R). RC Cola is the largest national brand cola available to the independent bottling system (bottlers who do not bottle either Coca-Cola or Pepsi-Cola).

    Royal Crown is the exclusive supplier of cola concentrate and a primary supplier of flavor concentrates to Cott Corporation, which, based on public disclosures by Cott, is the largest supplier of premium retailer branded beverages in the United States, Canada and the United Kingdom. We also sell our products internationally. Our international export business has grown at an 18% compound annual growth rate over the five years ended 1997, although growth slowed to 4% in 1998 due to adverse economic conditions in some of our markets, especially Russia. Royal Crown's share of the overall domestic carbonated soft drink market was approximately 1.7% in 1997 according to Beverage Digest/Maxwell estimates. During 1998, Royal Crown's soft drink brands had approximately a 1.6% share of national supermarket volume.

Royal Crown's Bottler Network

    Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 65 foreign countries, including Canada. Consistent with industry practice, Royal Crown assigns each bottler an exclusive territory for bottled and canned products within which no other bottler may distribute Royal Crown branded soft drinks. As of January 3, 1999, Royal Crown products were packaged and/or distributed domestically by 150 licensees, covering 50 states and Puerto Rico. As of January 3, 1999, Royal Crown's independent bottlers operated a total of 35 production centers pursuant to 108 production and distribution agreements and operated under 42 distribution-only agreements.

    Royal Crown enters into a license agreement with each of its bottlers which it believes is comparable to those prevailing in the industry. The duration of the license agreements varies, but Royal Crown may terminate any such agreement in the event of a material breach of the terms thereof.

    Royal Crown's ten largest bottler groups accounted for approximately 79% of Royal Crown's domestic revenues from concentrate for branded products during 1997 and 79% during 1998. RC Chicago Bottling Group accounted for approximately 23% of Royal Crown's domestic revenues from concentrate for branded products during 1998. American Bottling Company accounted for approximately 18% of such revenues during 1998. Although we believe that Royal Crown could find new bottlers to license the RC Cola brand to, in the short term Royal Crown's sales would decline if these major bottlers stopped selling RC Cola brand products.

Private Label

    Royal Crown believes that private label sales through Cott represent an opportunity to benefit from sales by retailers of store brands. Royal Crown's private label sales began in late 1990. Unit sales of concentrate to Cott in 1998 decreased by 15% over sales in 1997 due primarily to inventory reduction programs of Cott. Royal Crown's revenues from sales to Cott were approximately 12.6% of its total revenues in 1996, 15.8% in 1997 and 17.2% in 1998.

    Royal Crown sells concentrate to Cott under a concentrate supply agreement signed in 1994. Under the Cott agreement, (1) Royal Crown is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages in various containers; (2) Cott must purchase from Royal Crown at least 75% of its total worldwide requirements for carbonated soft drink concentrates for beverages sold in such containers; (3) the initial term is 21 years and there are multiple six-year extensions; and (4) as long as Cott purchases a specified minimum number of units of private label concentrate in each year of the agreement, Royal Crown will not manufacture and sell private label carbonated soft drink concentrates to parties other than Cott anywhere in the world.

    In addition, Royal Crown supplies Cott with non-cola carbonated soft drink concentrates. Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal Crown uses for this private label program are customer-specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop flavors according to each trade customer's specifications. Royal Crown retains ownership of the formulae for such concentrates developed after the date of the Cott agreement, except, in most cases, upon termination of the Cott agreement as a result of breach or non-renewal by Royal Crown.

Distribution

    Bottlers distribute finished soft drink products through the take home channel -- comprised of supermarkets, the convenience channel -- comprised of convenience stores and other small retailers; fountain/food service channel -- comprised of fountain syrup sales and restaurant single drink sales; and vending channel -- consisting of bottle and can sales through vending machines. Royal Crown's bottlers distribute their products primarily through the take-home channel.

International

    Royal Crown's sales outside the United States were approximately 8.7% of its total revenues in 1996, 10.9% in 1997 and 11.3% in 1998. Sales outside the United States of branded concentrates were approximately 12.3% of Royal Crown's total branded concentrate sales in 1996, 13.9% in 1997 and 13.6% in 1998. The decreases in percentages for 1998 are mainly attributable to economic conditions in Russia. As of January 3, 1999, 105 bottlers and 14 distributors sold Royal Crown branded products outside the United States in 65 countries, with international export sales in 1998 distributed among Canada (7.4%), Latin America and Mexico (33.4%), Europe (16.0%), the Middle East/Africa (23.6%) and the Far East/Pacific Rim (19.6%). While the financial and managerial resources of Royal Crown have been focused on the United States, we believe significant opportunities exist for Royal Crown in international markets. New bottlers were added in 1998 to the following markets: Russia, Ukraine, Croatia, Latvia, Brazil, Spain, Syria and the Dominican Republic.

Product Development And Raw Materials

    Royal Crown believes that it has a history as an industry leader in product innovation. Royal Crown introduced the first national brand diet cola in 1961. The Diet Rite flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages. In 1997, Royal Crown introduced a new version of Diet Rite Cola and in 1998 Royal Crown introduced two new Diet Rite flavors, Iced Mocha and Lemon Sorbet and began to use sucralose in Diet RC Cola.

    Flavoring ingredients and sweeteners are generally available on the open market from several sources, although as noted above, we have agreed to purchase certain raw materials on an exclusive or preferred basis from single suppliers.


                        FRANCHISE RESTAURANT SYSTEM (ARBY'S)

    Through the Arby's franchise business, we participate in the approximately $100 billion quick service restaurant segment of the domestic restaurant industry. Arby's, which will celebrate its 35th anniversary in 1999, enjoys a high level of brand recognition. In 1998, Arby's had a market share of approximately 73% of the roast beef sandwich segment of the quick service restaurant category. In addition to various slow-roasted roast beef sandwiches, Arby's also offers a selected menu of chicken, turkey, ham and submarine sandwiches, side-dishes and salads. Arby's also currently offers franchisees the opportunity to multi-brand at Arby's locations with T.J. Cinnamons products, which are primarily gourmet cinnamon rolls, gourmet coffees and other related products. Arby's expects to offer franchisees the opportunity to multi-brand with Pasta Connection products, which are pasta dishes with a variety of different sauces, after we complete the final stages of test marketing in 1999. As of January 3, 1999, the Arby's restaurant system consisted of 3,135 franchised restaurants, of which 2,965 operated within the United States and 170 operated outside the United States. Of the domestic restaurants, approximately 300 were multi-branded locations that also sell T.J.
Cinnamons products.

    Currently all of the Arby's restaurants are owned and operated by franchisees. Because we own no restaurants, we avoid the significant capital costs and real estate and operating risks associated with restaurant operations. As a franchisor we receive franchise royalties from all Arby's restaurants and upfront franchise fees from our restaurant operators for each new unit opened. Our average franchise royalty rate in 1998 was 3.2% of franchise revenues, which included royalties of 4% from most existing units and all new domestic units opened.

    From 1996 to 1998, Arby's system-wide sales grew at a compound annual growth rate of 6.1% to $2.2 billion. Through January 3, 1999 the Arby's system has experienced eight consecutive quarters of domestic same store sales growth compared to the prior year's comparable quarter. During 1998, our franchisees opened 130 new Arby's and closed 87 underperforming Arby's. In addition, our franchisees opened 199 multi-branded T.J. Cinnamons in Arby's units in 1998. As of January 3, 1999, franchisees have committed to open up to 1,011 Arby's restaurants over the next 12 years.

    In May 1997, Arby's sold all of the stock of the two corporations owning all of the 355 company-owned Arby's restaurants to RTM, Inc. ("RTM"), the largest franchisee in the Arby's system. Arby's now derives its revenues from two principal sources: (1) royalties from franchisees and (2) franchise fees. Prior to this sale, Arby's primarily derived its revenues from sales at company-owned restaurants.

Arby's Restaurants

    Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of January 3, 1999, franchisees operated Arby's restaurants in 48 states and 10 foreign countries. As of January 3, 1999, the six leading states by number of operating units were: Ohio, with 242 restaurants; Texas, with 174 restaurants; Michigan, with 161 restaurants; Indiana, with 157 restaurants; California, with 156 restaurants; and Florida with 151 restaurants. Canada is the country outside the United States with the most operating units, with 118 restaurants.

    Arby's restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. Restaurants typically have a manager, assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 1995 to 1998.

                                                1995     1996     1997     1998
                                               -----    -----    -----    -----
Restaurants open at beginning of period........2,790    2,955    3,030    3,092
Restaurants opened during period............. ...222      132      125      130
Restaurants closed during period..................57       57       63       87
                                                  --       --       --       --
Restaurants open at end of period..............2,955    3,030    3,092    3,135
                                               =====    =====    =====    =====

Since January 1, 1995, 609 new Arby's were opened and 264 underperforming Arby's restaurants have closed. We believe that this has contributed to the average annual unit volume increase of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

Franchise Network

        At January 3, 1999, 530 Arby's franchisees operated 3,135 separate restaurants. The initial term of the typical "traditional" franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

        Arby's franchisees opened 15 new restaurants outside of the United States during 1998. Arby's also had territorial agreements with international franchisees in five countries at January 3, 1999. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries. Arby's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

        Arby's offers franchises for the development of both single and multiple "traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was 3.2% in 1998. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new restaurant. At January 3, 1999, we had commitments from franchisees to open 1,011 new Arby's restaurants over the next twelve years.

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

Advertising And Marketing

        The Arby's system through its franchisees advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants participate. Franchisees contribute approximately .7% of net sales to the Arby's Franchise Association, which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly net sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales. As a result of the sale of company-owned restaurants to RTM, Arby's has no expenditures for advertising and marketing in support of company-owned restaurants, as compared to approximately $9.0 million in 1997 and $25.8 million in 1996.

Quality Assurance

        Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. Arby's assigns a full-time quality assurance employee to each of the five independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality, uniformity and performance. In addition, on a quarterly basis, Arby's, through an independent outside laboratory, tests samples of roast beef from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consultative services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Provisions And Supplies

        Five independent meat processing facilities provide all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from one of the five approved suppliers. ARCOP, Inc., a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby's franchisees. Arby's believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

        Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Through ARCOP, Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing.


                     LIQUEFIED PETROLEUM GAS (NATIONAL PROPANE)

        National Propane, as managing general partner of the Partnership and the Operating Partnership, is engaged primarily in (i) the retail marketing of liquefied petroleum gas ("propane") to residential, commercial and industrial, and agricultural customers and to dealers that resell propane to residential and commercial customers and (ii) the retail marketing of propane related supplies and equipment, including home and commercial appliances. We believe that the Partnership is the seventh largest retail marketer of propane in terms of volume in the United States. As of January 3, 1999, the Partnership had 155 full service centers supplying markets in 24 states. The Partnership's operations are located primarily in the Midwest, Northeast, Southeast, and West regions of the United States.

        Effective as of the close of business on December 28, 1997, Triarc's interest in the Partnership is accounted for utilizing the equity method. See the Consolidated Financial Statements.

Recent Developments

        As has previously been announced, we have been considering various strategic alternatives to maximize the value of the Partnership and we have been in active discussions with several third parties concerning a sale or merger of the Partnership. On April 5, 1999, the Partnership and Columbia signed a definitive purchase agreement pursuant to which Columbia Propane, L.P. will commence a tender offer to acquire (the "Partnership Sale") all of the out-standing common units of the Partnership for $12.00, in cash per common unit, which tender offer is the firststep of a two-step transaction. In the second step, subject to the terms and conditions of the purchase agreement, Columbia Propane, L.P. would acquire general partner interests and subordinated units of the Partnership from National Propane and a subsidiary of National Propane in consideration for $2.1 million in cash and the forgiveness of approximately $15.8 million of a $30.7 million note owed by us to the Operating Partnership, and the Partnership would merge into Columbia Propane, L.P. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, $12.00 per common unit and we would repay the remainder of such note (approximately $14.9 million).

        The Board of Directors of National Propane, acting on the recommendation of its Special Committee (formed to evaluate and make a recommendation on behalf of the Partnership's common unitholders with respect to the transaction) has unanimously approved the transaction with Columbia and unanimously recommended that the Partnership's unitholders tender their units pursuant to the offer.

        The tender offer is expected to commence on April 9, 1999. The offer for the common units will be subject to certain conditions, including there being validly tendered by the expiration date, and not withdrawn, at least a majority of the outstanding common units on a fully diluted basis. We cannot assure you that the transaction with Columbia will be consummated.

        At December 31, 1998 the Operating Partnership was not in compliance with a covenant under its bank credit facility and is forecasting non-compliance with the same covenant as of March 31, 1999 (the "Forecasted Non-Compliance"). The Operating Partnership has received an unconditional waiver of such non-compliance from the lenders under its credit facility (the "Lenders"), with respect to the non-compliance as of December 31, 1998, and a conditional waiver with respect to future covenant non-compliance with such covenant through August 31, 1999. A number of the conditions to such waiver are directly related to the Partnership Sale. Should the conditions not be met or the waiver expire, and the Operating Partnership be in default of its bank facility, the Operating Partnership would also be in default of its First Mortgage Notes by virtue of cross-default provisions. As a result of the Forecasted Non-Compliance, the conditions of the waiver and the cross-default provisions of the First Mortgage Notes, we understand that the Partnership intends to classify all of its indebtedness as a current liability as of December 31, 1998. In addition, we understand that as a result of the Forecasted Non-Compliance, the conditional nature of the waiver and its effectiveness only through August 31, 1999 with respect to the Forecasted Non-Compliance and the fact that the Partnership Sale may not be consummated, the Partnership's independent auditors intend to render an opinion on the Partnership's financial statements for the year ended December 31, 1998 with an explanatory paragraph concerning doubt as to the Partnership's ability to continue as a going concern for a reasonable period of time. If the Partnership Sale is not consummated and the lenders are unwilling to extend the waiver, (i) the Partnership could seek to otherwise refinance its indebtedness,
(ii) we might consider buying the banks' loans to the Operating Partnership (approximately $16.0 million principal amount outstanding as of January 3, 1999) or (iii) the Partnership could be forced to seek protection under the Federal bankruptcy laws. In such latter event, National Propane may be required to honor its guarantee of the Operating Partnership's indebtedness under its bank facility and the First Mortgage Notes. As a result, we may be required to pay a $30.0 million demand note payable to National Propane, and National Propane would be required to surrender the note (if we have not yet paid it) or the proceeds from the note, as well as its interests in the Partnership and the Operating Partnership, to the Lenders.

Products, Services And Marketing

        The Partnership distributes its propane through a nationwide distribution network integrating 155 full service centers located in 23 states. Typically, service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office and a warehouse and service facility, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Each service center is managed by a district manager and also typically employs a customer service representative, a service technician and one or two bulk truck drivers.

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

        In 1998 the Partnership served over 210,000 active customers. No single customer accounted for 10% or more of the Partnership's revenues in 1997 or 1998. Year-to-year demand for propane is affected by the relative severity of the winter and other climatic conditions.

        A wholly-owned corporate subsidiary of the Operating Partnership also sells, leases and services equipment related to the propane distribution business, including household appliances and specialized equipment for the use of propane as fuel. The sale of specialized equipment, service income and rental income represented less than 10% of the Partnership's gross income during 1998.

Propane Supply And Storage

        Contracts for the supply of propane are typically made on a year-to-year basis, but the price of the propane to be delivered depends upon market conditions at the time of delivery. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets, and from time to time the ability to obtain propane at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of propane. There may be times when the Partnership will be unable to fully pass on the cost increases to its customers. Consequently, the Partnership's profitability is sensitive to changes in wholesale propane prices, and a substantial increase in the wholesale cost of propane could adversely affect the Partnership's margins and profitability. The Partnership utilizes a hedging program which is designed to protect margins on fixed price retail sales and to mitigate the potential impact of sudden wholesale price increases for propane.

        The Partnership purchased propane from over 50 domestic and Canadian suppliers during 1998, primarily major oil companies and independent producers of both gas liquids and oil, and it also purchased propane on the spot market. Approximately 95% of all propane purchases by the Partnership in 1998 were on a contractual basis (generally, under one year agreements subject to annual renewal), but the percentage of contract purchases may vary from year to year. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. The Partnership is not currently a party to any supply contracts containing "take or pay" provisions.

        Dynegy Liquids Marketing and Trade ("Dynegy") and Conoco Inc. ("Conoco") each supplied approximately 11% of the Partnership's propane in 1998 and Amoco Oil Company ("Amoco") supplied approximately 10%. The Partnership believes that if supplies from Dynegy, Conoco or Amoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the Partnership believes that the cost of procuring replacement supplies might be materially higher, at least on a short-term basis.

GENERAL

Trademarks

        We and our affiliates (including the Partnership and the Operating Partnership) own numerous trademarks that are considered material to our businesses, including Snapple, Made From The Best Stuff On Earth(R), WhipperSnapple, Snapple Farms, Snapple Refreshers(R), Mistic, Mistic Rain Forest Nectars, Fountain Classics, RC Cola, Diet RC, Cherry RC Cola, RC Edge, Royal Crown, Diet Rite, Nehi, Upper 10, Kick, Arby's, T.J. Cinnamons and National Propane(TM). Mistic licenses the Fruit Blast trademark. Cable Car licenses the Stewart's trademark on an exclusive perpetual basis for soft drinks and considers it to be material to its business. In addition, we consider our finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets.

        Many of the material trademarks of Snapple, Mistic, Cable Car, Royal Crown, and Arby's are registered trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Snapple's, Mistic's, Cable Car's, Royal Crown's or Arby's right to use any of their material trademarks in the United States.

Competition

        Our businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than we do.

        Our premium beverage products and soft drink concentrate products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola. We also compete with ready to drink brewed iced tea competitors such as Nestea Iced Tea, which is produced pursuant to a long-term license granted by Nestle S.A. to The Coca-Cola Company, and Lipton Original Iced Tea, which is distributed by a joint venture between PepsiCo, Inc. and Thomas J. Lipton Company, a subsidiary of Unilever Plc. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, marketing agreements (including so-called calendar marketing agreements), pricing, packaging and the development of new products.

        In recent years, the soft drink and restaurant businesses have experienced increased price competition resulting in significant price discounting throughout these industries. Price competition has been especially intense with respect to sales of soft drink products in supermarkets, with bottlers, in particular, competitive cola bottlers, granting significant discounts and allowances off wholesale prices in order to, among other things, maintain or increase market share in the supermarket segment. While the net impact of price discounting in the soft drink and restaurant industries cannot be quantified, such practices, if continued, could have an adverse impact on us.

        The Coca-Cola Company and PepsiCo, Inc. are also making increased use of exclusionary marketing agreements which prevent or limit the marketing and sale of competitive beverage products at various locations such as colleges, schools, and convenience and grocery store chains.

        Arby's faces direct and indirect competition from numerous well-established competitors, including national and regional fast food chains, such as McDonald's, Burger King and Wendy's. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

        Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led operators to employ other strategies, including frequent use of price promotions and heavy advertising expenditures.

        Additional competitive pressures for prepared food purchases have come more recently from operators outside the restaurant industry. Several major grocery chains have begun offering fully prepared food and meals to go as part of their deli sections. Some of these chains also have added in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for this portion of the operation.

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

Governmental Regulations

        Each of our businesses is subject to a variety of federal, state and local laws, rules and regulations.

        The production and marketing of our beverages are subject to the rules and regulations of various federal, state and local agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of our products. In addition, our dealings with our bottlers and/or distributors may, in some jurisdictions, be subject to state laws governing licensor-licensee or distributor relationships.

        Various state laws and the Federal Trade Commission (the "FTC") regulate Arby's franchising activities. The FTC requires that franchisors make extensive disclosure to prospective franchisees prior to the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have "franchise relationship laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. In addition, national, state and local laws affect Arby's ability to provide financing to franchisees. In addition, Arby's franchisees must comply with the Fair Labor Standards Act and the Americans with Disabilities Act, which requires that all public accommodations and commercial facilities meet certain federal requirements related to access and use by disabled persons, and various state laws governing such matters as minimum wages, overtime and other working conditions.

        National Propane and the Operating Partnership are subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, the latter of which are primarily governed by the Occupational Safety and Health Act and the regulations promulgated thereunder. On August 18, 1997, the U.S. Department of Transportation (the "DOT") published its Final Rule for Continued Operation of the Present Propane Trucks (the "Final Rule"). The Final Rule is intended to address perceived risks during the transfer of propane. As initially proposed, the Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Operating Partnership's cargo tanks. The Partnership believes that, as a result of the substantially completed negotiated rulemaking involving the DOT, the propane industry and other interested parties, that it will not incur material increases to its cost of operations in complying with the Final Rule.

        Except as described above, we are not aware of any pending legislation that in our view is likely to have a material adverse effect on the operations of our subsidiaries. We believe that the operations of our subsidiaries comply substantially with all applicable governmental rules and regulations.

Environmental Matters

        We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. We believe that our operations comply substantially with all applicable environmental laws and regulations. Based on currently available information and the current reserve levels, we do not believe that the ultimate outcome of any of the matters discussed below will have a material adverse effect on our consolidated financial position or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        In 1991 our subsidiary Southeastern Public Service Company ("SEPSCO") became aware of possible contamination by hydrocarbons and metals at certain sites used in the ice and cold storage operations of SEPSCO's former refrigeration business. Remediation has been completed on twelve of the sites which were sold to or leased by the purchaser of the ice operations and is ongoing at one other. The purchaser of the ice operations has satisfied its obligation to pay up to $1,000,000 of such remediation costs. Remediation has been completed at three cold storage sites which were sold to the purchaser of the cold storage operations sites, and is ongoing at two other sites. Remediation is expected to commence on the remaining two sites in 1999. Such remediation is being made in conjunction with such purchaser who is responsible for the first $1,250,000 of such costs. In addition, there were fifteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, twelve have been remediated at an aggregate cost of approximately $1,235,000 through January 3, 1999. In addition, during the environmental remediation efforts on idle properties, SEPSCO became aware of one site which may require demolition in the future.

        In 1997 SEPSCO undertook an environmental assessment of a property located in Fort Myers, Florida that had previously been used in connection with SEPSCO's ice operations. As a result, SEPSCO became aware of certain petroleum-type substances and metals in the soil and ground water of such property. SEPSCO notified the State of Florida of its findings and the State of Florida has requested that SEPSCO undertake further investigatory efforts to define the nature and extent of its findings. SEPSCO believes that such substances and metals may also be found on an adjacent property. SEPSCO believes that the contamination may have occurred prior to its ownership of the property. A former owner of the property (who also currently owns the adjacent property) has undertaken certain further investigation at its own expense. Based on preliminary findings, SEPSCO's environmental consultants believe that it may cost between $250,000 and $300,000 to remediate the property. However, such findings are preliminary and the amount required to remediate the property may vary depending upon the nature and extent of the contamination and the method of remediation that is actually required. Application has been made for the site to enter Florida's Petroleum Cleanup Participation Program. If accepted, funds from this program may defer a portion of the cost of remediation.

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

        In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two closed facilities. In 1994, hydrocarbons were discovered in the groundwater at a former Royal Crown distribution site in Miami, Florida. Remediation has been continuing at this site, and management estimates that total remediation costs in excess of amounts incurred through January 3, 1999 will be approximately $28,600 depending on the actual extent of the contamination. Additionally, in 1994 the Texas Natural Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has been continuing at this site. After 1998, ground water sampling will proceed on a semi-annual basis and a formal report will be filed with the state annually. When contaminants in the one remaining monitoring well fall below detection limits, Royal Crown will proceed toward closure. Until that occurs, Royal Crown expects that quarterly remediation costs will be approximately $27,500. Royal Crown has incurred actual costs of $853,000, in the aggregate, through January 3, 1999 for the foregoing matters.

        In 1987, Graniteville Company ("Graniteville" (the assets of which were sold to Avondale Mills, Inc. ("Avondale") in April 1996) was notified by the South Carolina Department of Health and Environmental Control (the "DSHEC") that it discovered certain contamination of Langley Pond ("Langley Pond") near Graniteville, South Carolina and that Graniteville may be one of the responsible parties for such contamination. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In 1995, Graniteville submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville provided such information to DHEC in February 1996. Triarc is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. In addition, Graniteville owned a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was operated jointly by Graniteville and Aiken County as a landfill from approximately 1950 to 1973. The United States Environmental Protection Agency conducted a site investigation in 1991 and an Expanded Site Inspection (an "ESI") in January 1994. Graniteville conducted a groundwater quality investigation in 1992 and a supplemental site assessment in 1994. Based on these
investigations,   DHEC   requested   that   Graniteville   enter   into   a
consent   agreement   providing   for  comprehensive  assessment of the nature
and extent of soil and groundwater contamination at the site, if any, and an evaluation of appropriate remedial alternatives. DHEC and Avondale entered into a consent agreement in December 1997. In its public filings, Avondale estimated the cost of the comprehensive assessment required by the consent
agreement   to   be   between  $200,000  and  $400,000.   Because   Avondale's
public filings indicate that this investigation has not concluded, we are currently unable to predict what further actions, if any, will be necessary to address the landfill. In connection with the sale of Graniteville to Avondale, we agreed to indemnify Avondale for certain costs incurred by it in connection with the foregoing matters that are in excess of applicable reserves.

Seasonality

        Our beverage, restaurant and propane businesses are seasonal. In our beverage businesses, the highest revenues occur during spring and summer (April through September). The royalty revenues of our restaurant business are somewhat higher in our fourth quarter and somewhat lower in the first quarter. Propane operations are subject to the seasonal influences of weather which vary by region. Generally, the demand for propane during the six-month peak heating season (October through March) is substantially greater than during the summer months at both the retail and wholesale levels, and is significantly affected by climatic variations.

Insurance Operations

        Historically, our subsidiary Chesapeake Insurance Company Limited ("Chesapeake Insurance"), (i) provided certain property insurance coverage for us and certain of our former affiliates; (ii) reinsured a portion of certain insurance coverage which we and such former affiliates maintained with unaffiliated insurance companies (principally workers' compensation, general liability, automobile liability and group life); and (iii) reinsured insurance risks of unaffiliated third parties through various group participations. During the fiscal year ended April 30, 1993, Chesapeake Insurance ceased writing reinsurance of risks of unaffiliated third parties, and during the transition period from May 1, 1993 to December 31, 1993, Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods beginning on or after October 1, 1993. On December 30, 1998 we sold all of our interest in Chesapeake Insurance to International Advisory Services Ltd.

Employees

        As of January 3, 1999, we had approximately 1,880 employees, including 1,055 salaried employees and 845 hourly employees. We believe that employee relations are satisfactory. As of January 3, 1999, approximately 192 of our employees were covered by various collective bargaining agreements expiring from time to time from the present through 2001. A collective bargaining agreement that expired March 15, 1999 is currently the subject of negotiations.

Risk Factors

        We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

        Our Substantial Leverage May Adversely Affect Us

        We have a significant amount of indebtedness. On an unconsolidated basis, our indebtedness at January 3, 1999 was $138.0 million (excluding intercompany debt other than a $30.7 million note owed to the Operating Partnership). In addition, at January 3, 1999 our total consolidated indebtedness was $709.0 million.

        In addition to the above indebtedness, our subsidiaries may borrow an additional $60.0 million of revolving credit loans under the new credit facility, subject to certain limitations contained in the credit facility, the indenture and instruments governing our other debt. (See "Item 1 -- Business -- Refinancing of Subsidiary Indebtedness.") If new debt is added to our current debt levels, the related risks that we face could increase. In addition, under our various debt agreements, substantially all of our assets, other than cash, cash equivalents and short term investments, are pledged as collateral security.

        Our subsidiaries' new credit facility contains financial covenants that, among other things, require our subsidiaries to maintain certain financial ratios and restrict our subsidiaries' ability to incur debt, enter into certain fundamental transactions (including certain mergers and consolidations) and create or permit liens. If our subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of principal and interest under, or are unable to comply with covenants of, the new credit facility or the new indenture, we would be in a default under the terms thereof which would permit the lenders under the new credit facility and, by reason of a cross default provision, the indenture, to accelerate the maturity of the balance thereof. You should read the information we have included in Notes 8 and 26 to the Consolidated Financial Statements.

        Holding Company Structure

        Because we are predominantly a holding company, our ability to service debt and pay dividends, including dividends on our common stock, is primarily dependent upon (in addition to our cash, cash equivalents and short term investments on hand) cash flows from our subsidiaries, including loans, cash dividends and reimbursement by subsidiaries to us in connection with providing certain management services and payments by subsidiaries under certain tax sharing agreements. At January 3, 1999, on an unconsolidated basis, our total cash, cash equivalents and short-term investments were approximately $169.3 million.

        Under the terms of various indentures and credit arrangements which govern our principal subsidiaries, our subsidiaries are subject to certain restrictions on their ability to pay dividends and/or make loans or advances to us. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances.

        In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of January 3, 1999, our subsidiaries had aggregate long-term indebtedness of approximately $571.0 million (excluding intercompany indebtedness).

        Successful Completion and Integration of Acquisitions

        One element of our business strategy is to continuously evaluate acquisitions and business combinations to augment our businesses. We cannot assure you that we will identify and complete suitable acquisitions or, if completed, that such acquisitions will be successfully integrated into our operations. Acquisitions involve numerous risks, including difficulties assimilating new operations and products. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

        We May Not Be Able to Continue to Improve Snapple's Operations

        On May 22, 1997, we acquired all of the outstanding capital stock of Snapple for approximately $300 million. Snapple's performance deteriorated sig-nificantly after the prior owners acquired it in December 1994 for approximately $1.7 billion. Case sales declined from 72.0 million cases in 1994 to 49.6 million cases for the 12 months ended March 31, 1997, and revenues declined from $675.8 million in 1994 to $550.8 million in 1996. However, Snapple's case sales increased by approximately 8.4% in 1998 compared to 1997. We believe that Snapple's improved results since we acquired it are largely attributable to the following factors: (1) relationships with distributors have improved significantly; (2) new product introductions have increased dramatically;
(3) Snapple's marketing campaigns; and (4) Snapple has been able to improve the profitability of its international business. We cannot assure you that our efforts to improve Snapple's business will continue to be successful.

        We May Not Be Able to Develop Successful New Beverage Products

        Part of our strategy is to increase our sales through the development of new beverage products. Although we have successfully launched a number of new beverage products in 1997 and 1998, we cannot assure you that we will be able to develop, market and distribute future beverage products that will enjoy market acceptance. The failure to develop new beverage products that gain market acceptance would have an adverse impact on our growth and materially adversely affect us.

        Arby's is Dependent on Restaurant Revenues and Openings

        Arby's principal source of revenues are royalty fees received from its franchisees. Accordingly, Arby's future revenues will be highly dependent on the gross revenues of Arby's franchisees and the number of Arby's restaurants that its franchisees operate.

        Gross Revenues of Arby's Restaurants

        Competition among national brand franchisors and smaller chains in the restaurant industry to grow their franchise systems is intense. Arby's franchisees are generally in competition for customers with franchisees of other national and regional fast food chains and locally owned restaurants. We cannot assure you that the level of gross revenues of Arby's franchisees, upon which our royalty fees are dependent, will continue.

        Number of Arby's Restaurants

        Numerous factors beyond our control affect restaurant openings. These factors include the ability of a potential restaurant owner to obtain financing, locate an appropriate site for a restaurant and obtain all necessary state and local construction, occupancy or other permits and approvals. Although as of January 3, 1999 franchisees have signed commitments to open approximately 1,011 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants.

        Arby's Reliance on Certain Customers May Adversely Affect Us; We Remain Contingently Liable on Certain Obligations.

        During 1998, Arby's received approximately 27% of its royalties from RTM and its affiliates, which are franchisees of over 700 Arby's restaurants, and received approximately 5% of its royalties from each of two other franchisees. Arby's franchise royalties could decline from their present levels if any of these franchisees suffered significant declines in their businesses.

        In addition, RTM has assumed certain lease obligations and indebtedness in connection with the restaurants that it acquired from Arby's. We remain contingently liable if RTM fails to make payments on those leases and indebtedness. You should read the information we have included in Notes 3 and 21 to the Consolidated Financial Statements.

        Royal Crown's Reliance on Certain Customers and Bottlers May Adversely Affect Us

        Private Label Sales

        Royal Crown relies to a significant extent upon sales of beverage concentrates to Cott Corporation under a concentrate supply agreement signed in 1994. Royal Crown's revenues from sales to Cott were approximately 12.6% of its total revenues in 1996, 15.8% in 1997 and 17.2% in 1998. If Cott's business declines, or if Royal Crown's supply agreement with Cott is terminated, Royal Crown's sales could be adversely affected.

        Bottlers

        Royal Crown relies upon its relationships with certain key bottlers. For example:

        $ RC Chicago Bottling Group accounted for approximately 23% of Royal Crown's domestic revenues from concentrate for branded products during 1998; American Bottling Company accounted for approximately 18% of such sales during 1998.

        $      Royal   Crown's  ten  largest   bottler   groups   accounted  for
               approximately   79%  of  Royal  Crown's  domestic  revenues  from
               concentrate for branded products during 1998.

Royal Crown's sales would decline from their present levels if any of these major bottlers stopped selling RC Cola brand products unless and until Royal Crown established a comparable relationship with one or more new bottlers. We cannot assure you that new bottlers would provide Royal Crown with the level of sales that these bottlers have.

        Competition from Other Beverage and Restaurant Companies
        Could Adversely Affect Us

        The premium beverage, carbonated soft drink and restaurant industries are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources that we do. You should read the information we have included in "Item 1. Business -- Competition."

        Weather Conditions Affect the Demand for Propane

        Weather conditions, which can vary substantially from year to year, have a significant impact on the demand for propane for both heating and agricultural purposes. Many customers of the Operating Partnership rely heavily on propane as a heating fuel. Accordingly, the volume of propane sold is at its highest during the six-month peak heating season of October through March and is directly affected by the severity of the winter weather. Actual weather conditions, therefore, may significantly affect the Operating Partnership's financial performance. Furthermore, despite the fact that overall weather conditions may be normal, variations in weather in one or more regions in which the Operating Partnership operates can significantly affect the total volume of propane sold by the Operating Partnership, and consequently, the Operating Partnership's results of operations.

Environmental Liabilities

        Certain of our operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without re-gard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with re-leases of hazardous or toxic substances. Although we believe that our opera-tions comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

        Possible Disruption of Business Due to Year 2000 Problem

        Many computer systems and software products will not function properly in the year 2000 and beyond due to a once-common programming standard that represents years using two digits. Alleviating this problem is often referred to as becoming year 2000 compliant. We are undertaking a study of our computer systems to determine whether they are year 2000 compliant and, if they are not year 2000 compliant, what modifications are required. We believe that the majority of our systems are currently year 2000 compliant, including all significant systems in our restaurant business. However, certain significant systems in our beverage business, primarily Royal Crown's order processing, inventory control and production scheduling system, required remediation which was completed in the first quarter of 1999. As a result, we have no reason to believe that any of our mission critical systems are not year 2000 compliant. However, if final testing and implementation steps reveal any year 2000 compliance problems which cannot be corrected prior to January 1, 2000, a material impact on our operations could result. We have inquired as to the year 2000 compliance of significant third parties that we have relationships with, such as our suppliers, banking institutions, customers, and payroll processors. We are also subject to certain risks if these third parties are not year 2000 compliant. We have engaged consultants to review the compliance efforts of each of our operating businesses. The consultants are assisting us to complete inventory of critical applications and complete formal documentation of year 2000 compliance of hardware and software as well as mission critical customers, vendors and service providers. We cannot determine the impact on our results of operations in the event that these third parties are not year 2000 compliant. As of January 3, 1999, we had incurred $0.7 million to be year 2000 compliant. The current estimated additional cost to complete such remediation is $1.3 million. You should read the information we have included under the caption "Item 7. --Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

ITEM 2. PROPERTIES.

        We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease a majority of the properties.

        We have set forth in the following table certain information about the major plants and facilities of each of our business segments, as well as our corporate headquarters, as of January 3, 1999:

                                                                    APPROXIMATE
                                                                    SQ. FT. OF
ACTIVE FACILITIES    FACILITIES-LOCATION             LAND TITLE     FLOOR SPACE
-----------------    -------------------             ----------     -----------
Triarc Corporate
Headquarters........ New York, NY                      1 leased        26,600
Beverages............Concentrate Mfg:
                     Columbus, GA                      1 owned        216,000
                     (including office)
                     TBG Headquarters
                     White Plains, NY                  1 leased        53,600
                     Cable Car Headquarters
                     Denver, CO                        1 leased         4,200
                     Office/Warehouse Facilities       7 leased       656,000*
                     (various locations)
Restaurants..........Headquarters                      1 leased        47,300**
                     Ft. Lauderdale, FL

Propane..............Headquarters                      1 leased        17,000
                     155 Full Service Centers and      193 owned      550,000
                     100 Remote Storage Facilities     62 leased          ***
                     (various locations
                     throughout the
                     United States)
                     2 Underground storage
                     terminals
                     2 Above ground
                     storage terminals

------------
* Includes 180,000 square feet of warehouse space that is subleased to a third party.

** Royal Crown subleases approximately 3,500 square feet of this space from Arby's.

*** The propane facilities have approximately 33.1 million gallons of storage capacity (including approximately one million gallons of storage capacity currently leased to third parties).

        Arby's also owns four and leases eleven properties which are leased or sublet principally to franchisees and has leases for nine inactive properties. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

        Substantially all of the properties used in our businesses are pledged as collateral for certain debt.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is a party to two consolidated actions in the United States District Court for the Southern District of New York involving three former court appointed directors of the Company's Board. In March 1995, the Company paid fees to the former directors for their services as court appointed directors and, in connection with the payment of those fees, the former directors executed release/agreements in favor of the Company.

        In November 1995, the Company commenced the first of the consolidated actions, in New York State court, alleging that the former court appointed directors violated the release/agreements by initiating legal proceedings, subsequently dismissed, for the purpose of obtaining additional fees of $3.0 million. The former directors filed a third-party complaint in that action against Nelson Peltz for indemnification. On June 27, 1996, the former court appointed directors commenced the second of the consolidated actions in the United States District Court for the Northern District of Ohio, asserting claims against Nelson Peltz and others. In an amended complaint, the former court appointed directors alleged, among other things, that the defendants conspired to mislead a federal court in connection with the change of control of Triarc in April 1993 and in connection with the payment of the former court appointed directors' fees. The former court appointed directors also alleged that Mr. Peltz and Steven Posner conspired to frustrate collection of amounts owed by Steven Posner to the United States. The amended complaint sought, among other relief, damages in an amount not less than $4.5 million, an order returning the former court appointed directors to the Company's Board and rescission of the 1993 change of control transaction. By order dated February 10, 1999, the court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him in the consolidated actions. The court has granted the former court appointed directors' permission to move for reconsideration as to certain of their claims. No trial date has been set for the remaining claims.

        On February 19, 1996, Arby's Restaurants S.A. de C.V., the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's. The plaintiff alleged that a non-binding letter of intent dated November 9, 1994 between the plaintiff and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from the plaintiff for $2.85 million and that Arby's had breached a master development agreement between the plaintiff and Arby's. Arby's commenced an arbitration proceeding pursuant to the terms of the franchise and development agreements. In September 1997, the arbitrator ruled that the November 9, 1994 letter of intent was not a binding contract and the master development agreement was properly terminated. The plaintiff challenged the arbitrator's decision and in March 1998, the civil court of Mexico ruled that the November 9, 1994 letter of intent was a binding contract and ordered Arby's to pay the plaintiff $2.85 million, plus interest and value added tax. In May 1997, the plaintiff commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that Arby's had engaged in fraudulent negotiations with the plaintiff in 1994-1995, in order to force the plaintiff to sell the master franchise rights for Mexico to Arby's cheaply and Arby's had tortiously interfered with an alleged business opportunity that the plaintiff had with a third party. Arby's has moved to dismiss that action. The parties have agreed to settle all the litigation including the Mexican court case and on December 4, 1998 entered into an escrow agreement pursuant to which Arby's deposited $1.65 million in escrow. Under the terms of the escrow agreement, as amended, the funds will be released to the plaintiff if by July 1, 1999 a definitive settlement agreement has been executed by the parties and, if necessary, approved by a Mexican court presiding over the plaintiff's suspension of payments proceeding. If the definitive settlement agreement has not been executed by July 1, 1999, the escrowed funds will be returned to Arby's. During the pendency of the escrow arrangement, the parties will stay all proceedings in the United States and, to the extent possible, not pursue the proceedings in Mexico.

        On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action (the "ZuZu Action") against Arby's, Inc. ("Arby's") and Triarc in the District Court of Dallas County, Texas. ZuZu sought actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. Additionally, plaintiffs sought injunctive relief against Arby's and Triarc enjoining them from disclosing or using ZuZu's trade secrets. ZFC also made a demand for arbitration in which it alleged that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. In the arbitration proceeding, Arby's asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing. In the arbitration proceeding, ZFC was awarded damages of $765,000 on its claims and Arby's was awarded $75,000 on a counterclaim, resulting in a net damages award of $690,000 for ZFC. In a related case, on March 13, 1998 Gregg Katz, Susan Katz Zweig and ZuZu of Orlando, LLC, a ZuZu franchisee and the owners/investors of the franchisee corporation, commenced an action (the "Katz Action") against Arby's, ZuZu, ZFC and Triarc in the Superior Court of Fulton County Georgia. Plaintiffs alleged that, among other things, the various defendants breached the development and franchise agreements between the plaintiffs and ZuZu, as well as other oral agreements, made false representations, intentionally failed to disclose material information, and violated several Florida and Texas business opportunity and similar statutes. The plaintiffs sought actual damages of not less than $600,000, consequential damages, punitive damages, treble damages and other fees, costs and expenses. On November 30, 1998, both the ZuZu Action and the Katz Action were settled for an aggregate payment of $820,000.

        On June 25, 1997, Kamran Malekan and Daniel Mannion, allegedly stockholders of the Company, commenced an action in the Delaware Court of Chancery, New Castle County against the directors and certain former directors of the Company, and naming the Company as a nominal defendant. The action purports to assert claims on behalf of the Company and a class of all persons who held stock of the Company on April 25, 1994. In an amended complaint, the plaintiffs allege that the defendants violated their fiduciary duties and duties of good faith to the Company and its stockholders and violated representations in the Company's 1994 Proxy Statement by granting certain compensation to Nelson Peltz and Peter May in 1994- 1997, including special bonuses to Messrs. Peltz and May in 1996. The plaintiffs further allege that the 1994 Proxy Statement contained false and misleading statements concerning the Company's compensation plans. The amended complaint seeks, among other remedies, rescission of all option grants to Messrs. Peltz and May that allegedly contravene the repre-sentations in the 1994 Proxy Statement, an order directing Messrs. Peltz and May to repay to the Company their 1996 special bonuses, an order enjoining the defendants from awarding compensation to Messrs. Peltz and May in violation of the representations in the 1994 Proxy Statement and damages. Dis-covery has commencedin the action.

        On August 13, 1997, Ruth LeWinter and Calvin Shapiro, both allegedly Company stockholders, commenced a purported class and derivative action against certain current and former directors of the Company, and naming the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts substantially the same claims, and seeks substantially the same relief, as the amended complaint in the Malekan action discussed above. The Company, its current directors, and certain of its former directors have moved to dismiss or stay the LeWinter action pending the resolution of the Malekan action. That motion is pending. On October 2, 1997, five former directors of the Company, including the three former court-appointed directors, filed cross-claims in the LeWinter action against the Company and Nelson Peltz. The cross-claims alleged that Mr. Peltz violated an undertaking given to a federal court in February 1993 by failing to vote his shares to keep the former directors on the Company's Board, and that he conspired with Steven Posner to violate a court order prohibiting Mr. Posner from serving as an officer or director of the Company. The former directors seek indemnification in connection with the LeWinter action; damages in an unspecified amount in excess of $75,000; and costs and attorney's fees. The Company and Mr. Peltz have moved to dismiss the cross-claims, and the former directors have moved for specific enforcement of their claim for indemnification. By order dated October 8, 1998, the court denied the motion for specific enforcement as to the three former court appointed directors, and granted the motion as to the other two former directors. The Company's motion to dismiss the remaining cross-claims is pending. There has been no discovery in the action to date.

        In October 1997, Mistic commenced an action against Universal Beverages Inc. ("Universal"), a former Mistic co-packer, Leesburg Bottling & Production, Inc. ("Leesburg"), an affiliate of Universal, and Jonathan O. Moore ("Moore"), an individual affiliated with Universal and Leesburg, in the Circuit Court for Duval County, Florida. The action, which was subsequently amended to add additional defendants, seeks, among other things, damages and injunctive relief arising out of the fraudulent disposition of certain raw materials, finished product and equipment owned by Mistic. In their answer, counterclaim and third party complaint, certain defendants have alleged various causes of action against Mistic, Snapple and Triarc, and seek damages of $6 million relating to an alleged oral agreement by Snapple and Mistic to have Universal and/or Leesburg contract manufacture Snapple and Mistic products, and also allege fraud in the inducement and negligent misrepresentation. These defendants also seek to recover various amounts totaling approximately $440,000 allegedly owed to Universal for co-packing and other services rendered. Mistic, Snapple and Triarc vigorously deny and intend to defend against the allegations contained in defendants counterclaim.

        In connection with the Proposed Going Private Transaction, various class actions had been brought on behalf of Triarc's stockholders in the Court of Chancery of the State of Delaware challenging the offer by Messrs. Peltz and May. These class actions name Triarc, Messrs. Peltz and May and directors of Triarc as defendants. The class actions allege that consummation of the offer by Messrs. Peltz and May would constitute a breach of the fiduciary duties of Triarc's directors, that the proposed consideration to be paid for the Triarc common stock in the Proposed Going Private Transaction was unfair, and demand, in addition to damages and costs, that consummation of the offer by Messrs. Peltz and May be enjoined. On March 26, 1999, four of the plaintiffs in the foregoing actions filed an amended complaint alleging that the defendants violated fiduciary duties owed to the Company's stockholders by failing to disclose, in connection with the Company's Dutch Auction self-tender offer, that the Special Committee had allegedly determined that the Proposed Going Private Transaction was unfair. The amended complaint seeks an injunction enjoining consummation of the self-tender offer unless the alleged disclosure violations are cured, and requiring the Company to provide additional disclosure, together with damages in an unspecified amount.

        On March 23, 1999, Norman Salsitz, allegedly a stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York against the Company, Nelson Peltz, and Peter May. The complaint purports to assert a claim for alleged violation of Section 14(e) of the Securities Exchange Act of 1934, as amended, on behalf of all persons who held stock in the Company as of March 10, 1999. The complaint alleges that the Company's tender offer statement filed with the Securities and Exchange Commission in connection with the proposed Dutch Auction self-tender offer was materially false and misleading in that, among other things, it failed to disclose alleged recent valuations of the Company, which the complaint alleges showed that the self-tender price was unfair to the Company's stockholders. The complaint seeks damages in an amount to be determined, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief.

        Other matters have arisen in the ordinary course of our business, and it is the opinion of management that the outcome of any such matter will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        We held our 1998 Annual Meeting of Stockholders on May 6, 1998. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.


                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.

        The principal market for Class A Common Stock is the New York Stock Exchange ("NYSE") (symbol: TRY). The high and low market prices for Triarc's Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                        MARKET PRICE
                                                -----------------------------
      FISCAL QUARTERS                                HIGH            LOW
-----------------------------------------------------------------------------


1997
      First Quarter ended March 30................  $18             $11
      Second Quarter ended June 29................   23 5/8          15 7/8
      Third Quarter ended September 28............   23 1/8          18
      Fourth Quarter ended December 28............   25 1/4          17 5/8

1998
      First Quarter ended March 29.................  28 1/4          23
      Second Quarter ended June 28.................  27 3/4          21 1/2
      Third Quarter ended September 27.............  23 1/4          14 1/2
      Fourth Quarter ended January 3, 1999.........  16 1/2          12 3/8


        We did not pay any dividends on our common stock in 1997, 1998 or in the current year to date and do not presently anticipate the declaration of cash dividends on our common stock in the near future.

        As of March 15, 1999, there were 5,997,622 shares of our Class B Common Stock outstanding, all of which were owned by Victor Posner and an entity con-trolled by Victor Posner (together, the "Posner Entities"). All such shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. We, or our designee, have certain rights of first refusal if such shares are sold to an unaffiliated third party. There is no established public trading market for the Class B Common Stock. We have no class of equity securities currently issued and outstanding except for the Class A Common Stock and the Class B Common Stock.

        Because we are predominantly a holding company, our ability to meet our cash requirements (including required interest and principal payments on our indebtedness)  is  primarily  dependent  upon (in  addition  to our  cash,  cash equivalents and short term investments on hand) cash flows from our subsidiaries, including loans, cash dividends and reimbursement by subsidiaries to us in connection with our providing certain management services and payments by subsidiaries under certain tax sharing agreements. Under the terms of various indentures and credit arrangements, our principal subsidiaries are currently unable to pay any dividends or make any loans or advances to us. In addition, in connection with a waiver of the covenant default, in February 1999 the Operating Partnership agreed that it will not make any distributions directly or through the Partnership to the holders of common units of the Partnership until all of its obligations under its bank facility agreement have been repaid in full and the obligations of the lenders thereunder are terminated. National Propane has also agreed to forego future distributions from the Partnership on its subordinated units ("Subordinated Distributions") in order to facilitate the Partnership's compliance with a covenant restriction in its bank facility agreement. Under the partnership agreement of the Partnership, the Partnership may not make Subordinated Distributions until all arrearages on its common units have been paid in full. At January 3, 1999, the aggregate arrearage on the common units was approximately $5.3 million. The foregoing will limit the funds that National Propane will have available to dividend or loan to us. See "Item
1. Business -- Liquefied Petroleum Gas (National Propane)," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements.

        On October 13, 1997, we announced that our management was authorized, when and if market conditions warranted, to purchase from time to time during the twelve month period ending November 26, 1998 up to $20 million of our outstanding Class A Common Stock. In March 1998 such amount was increased to $30 million. On July 28, 1998, we announced that the stock repurchase program had been increased, bringing the then total availability under the stock repurchase program to $50 million. In addition, the term of the stock repurchase program was extended until July 27, 1999. As of July 28, 1998, we had repurchased 348,700 shares of Class A Common Stock at an aggregate cost of approximately $8.9 million under the then existing stock repurchase program. In light of the Proposed Going Private Transaction (described above), we suspended repurchasing shares under the stock repurchase program and, in light of the Dutch Auction tender offer described above, on March 10, 1999 the $50 million stock repurchase program was terminated. Through such date, we repurchased 1,391,350 shares of Class A Common Stock, at an aggregate cost of approximately $21.8 million, under the $50 million stock repurchase program. In addition to the shares repurchased pursuant to the stock repurchase program, in connection with the completion of the sale by us in February 1998 of $360 million principal amount at maturity of Debentures (described above), we repurchased from the purchaser of the
Debentures one million shares of our Class A Common Stock for an aggregate purchase price of approximately $25.6 million. See Item 1. "Business--Withdrawal of Going Private Proposal; Dutch Auction Tender Offer" and "--Issuance of Zero Coupon Convertible Subordinated Debentures."

        As of March 15, 1999, there were approximately 4,275 holders of record of our Class A Common Stock and two holders of record of our Class B Common Stock.






ITEM 6.  SELECTED FINANCIAL DATA (1)




                                                                 YEAR ENDED DECEMBER 31,            YEAR ENDED       YEAR ENDED
                                               -----------------------------------------------     DECEMBER 28,      JANUARY 3,
                                                    1994            1995              1996          1997 (2)             1999
                                                    ----            ----              ----          --------             ----
                                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   Revenues...................................$ 1,022,671       $  1,142,011       $ 928,185       $  861,321        $ 815,036
   Operating profit (loss)....................     54,446  (5)        23,145  (6)    (17,853)  (8)     26,962  (9)      81,842
   Income (loss) from continuing operations...    (10,612) (5)       (39,433) (6)    (13,698)  (8)    (20,553) (9)      12,036  (11)
   Income from discontinued operations........      4,619              2,439           5,213           20,718            2,600
   Extraordinary items .......................     (2,116)               --           (5,416)          (3,781)             --
   Net income (loss)..........................     (8,109) (5)       (36,994) (6)    (13,901)  (8)     (3,616) (9)      14,636  (11)
   Preferred stock dividend requirements (3)..     (5,833)               --              --               --               --
   Net income (loss) applicable to common
     stockholders.............................    (13,942)           (36,994)        (13,901)          (3,616)          14,636
   Basic income (loss) per share (4):
     Continuing operations....................       (.71)             (1.32)           (.46)            (.68)             .40
     Discontinued operations..................        .20                .08             .18              .69              .08
     Extraordinary items......................       (.09)               --             (.18)            (.13)             --
     Net income (loss) per share..............       (.60)             (1.24)           (.46)            (.12)             .48
   Diluted income (loss) per share (4):
     Continuing operations....................       (.71)             (1.32)           (.46)            (.68)             .38
     Discontinued operations..................        .20                .08             .18              .69              .08
     Extraordinary items......................       (.09)               --             (.18)            (.13)             --
     Net income (loss) per share..............       (.60)             (1.24)           (.46)            (.12)             .46
   Total assets...............................    911,236          1,077,173         831,785        1,004,873         1,019,892
   Long-term debt.............................    606,374            758,292         469,154          604,680          698,981
   Redeemable preferred stock.................     71,794                --   (7)        --               --               --
   Stockholders' equity (deficit).............    (31,783)            20,650  (7)      6,765           43,988 (10)      10,914
   Weighted-average common shares
     outstanding..............................     23,282             29,764          29,898           30,132           30,306




(1)  Selected  Financial  Data for the  years  prior to the  fiscal  year  ended
     December 28, 1997 have been retroactively restated to reflect the discontinuance of the Company's dyes and specialty chemicals business sold in December 1997.

(2) The Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year.

(3) The Company has not paid any dividends on its common shares during any of the years presented.

(4) Basic and diluted loss per share are the same for each of the years in the four-year period ended December 28, 1997 since all potentially dilutive securities would have had an antidilutive effect for all such years. The shares used in the calculation of diluted income per share for the year ended January 3, 1999 (31,439,000) reflect 1,133,000 shares for the effect of dilutive stock options.

(5) Reflects certain significant charges and credits recorded during 1994 as follows: $9,972,000 charged to operating profit representing $8,800,000 of facilities relocation and corporate restructuring and $1,172,000 of advertising production costs that in prior periods were deferred; $4,782,000 charged to loss from continuing operations representing the aforementioned $9,972,000 charged to operating profit, $7,000,000 of costs of a proposed acquisition not consummated less $6,043,000 of gain on sale of natural gas and oil business, less $6,147,000 of income tax benefit relating to the aggregate of the above net charges; and $10,798,000 charged to net loss representing the aforementioned $4,782,000 charged to loss from continuing operations, $3,900,000 loss on disposal of discontinued
     operations and a $2,116,000 extraordinary charge from the early extinguishment of debt.

(6) Reflects certain significant charges and credits recorded during 1995 as follows: $16,642,000 charged to operating profit representing a $14,647,000 reduction in the carrying value of long-lived assets impaired or to be disposed, $2,700,000 of facilities relocation and corporate restructuring and $3,331,000 of accelerated vesting of restricted stock, less $4,036,000 of other net credits; $9,344,000 charged to loss from continuing operations representing the aforementioned $16,642,000 charged to operating profit, $1,000,000 of equity in losses of an investee, less $15,088,000 of net gains consisting of $11,945,000 of gain on sale of excess timberland and
     $3,143,000 of other net gains, plus $690,000 of income tax provision relating to the aggregate of the above net charges and a $6,100,000 provision for income tax contingencies; and $15,199,000 charged to net loss representing the aforementioned $9,344,000 charged to loss from continuing operations and $4,195,000 of equity in losses and write-down of an investment in an investee and $1,660,000 of litigation settlement costs both included in discontinued operations.

(7) In 1995 all of the redeemable preferred stock was converted into class B common stock and an additional 1,011,900 class B common shares were issued resulting in an $83,811,000 improvement in stockholders' equity (deficit).

(8) Reflects certain significant charges and credits recorded during 1996 as follows: $73,100,000 charged to operating loss representing a $64,300,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed and $8,800,000 of facilities relocation and corporate restructuring; $1,279,000 charged to loss from continuing operations representing the aforementioned $73,100,000 charged to operating loss, less $77,000,000 of gains on sale of businesses, net, plus $5,179,000 of income tax provision relating to the aggregate of the above net credits; and $6,695,000 charged to net loss representing the aforementioned $1,279,000 charged to loss from continuing operations and a $5,416,000 extraordinary charge from the early extinguishment of debt.

(9) Reflects certain significant charges and credits recorded during 1997 as follows: $38,890,000 charged to operating profit representing a $31,815,000 charge for acquisition related costs and $7,075,000 of facilities relocation and corporate restructuring; $20,444,000 charged to loss from continuing operations representing the aforementioned $38,890,000 charged to operating profit, $4,955,000 of gain on sale of businesses, net, less $13,491,000 of income tax benefit relating to the aggregate of the above net charges; and $4,716,000 charged to net loss representing the aforementioned $20,444,000 charged to loss from continuing operations, less $19,509,000 of gain on disposal of discontinued operations and plus a $3,781,000 extraordinary charge from the early extinguishment of debt.

(10) In 1997, in connection with the Stewart's acquisition, the Company issued 1,566,858 shares of its common stock with a value of $37,409,000 for all of the outstanding stock of Cable Car and 154,931 stock options with a value of $2,788,000 in exchange for all of the outstanding stock options of Cable Car resulting in an increase in stockholders' equity of $40,197,000.

(11) Reflects  certain  charges  and  credits  recorded  during 1998 as follows:
     $1,476,000 charged to income from continuing operations representing a $9,298,000 charge for other than temporary unrealized losses on investments, less $7,215,000 of gain on sale of businesses, net, less $607,000 of income tax benefit relating to the aggregate of the above net charges; and $1,124,000 credited to net income representing the aforementioned $1,476,000 charged to income from continuing operations more than offset by a $2,600,000 gain on disposal of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

      We are a leading premium beverage company, a restaurant franchisor, a soft drink concentrate producer and have an equity investment in a propane distributor. Since 1995 we have acquired the Mistic, Snapple and Stewart's premium beverage brands, in 1996 we sold 57.3% of the propane business and in 1997 we sold all our company-owned restaurants to an existing franchisee and focused on building the strength of our premium beverage and Arby's franchise businesses.

      In our premium beverage business we derive revenues from the sale of our premium beverage products to distributors. All of our premium beverage products are produced by third-party co-packers that we supply with raw materials and packaging. We also derive revenues from the distribution of products in two of our key markets. By acting as our own distributor in key markets we are able to drive sales and improve focus on current and new products.

      In our soft drink concentrate business (Royal Crown) we currently derive our revenues from the sale of our carbonated soft drink concentrate to bottlers and private label customers. To a much lesser extent, prior to 1998 we also derived revenues from the sale of finished product. Gross margins on concentrate sales are generally higher than on finished product sales.

      In our restaurant franchising business we currently derive all our revenues from franchise royalties and franchise fees. While over 75% of our existing royalty agreements and all of our new domestic royalty agreements are for 4% of franchise revenues, our average rate was 3.2% in 1998. We incur selling, general and administrative costs but no cost of goods sold in our franchising business.

      In connection with our propane investment, we currently record our 42.7% share of the income or loss of the partnership (the "Propane Partnership") which operates the propane business. Following amendments to the Propane Partnership agreements on December 28, 1997, we no longer have substantive control over the Propane Partnership and, accordingly, as of that date no longer consolidate the propane business.

      None of our businesses requires significant capital expenditures because we own no restaurants or manufacturing facilities, other than a Royal Crown concentrate manufacturing facility. The amortization of goodwill and trademarks results in significant non-cash charges.

      In recent years our premium beverage business has experienced the following trends:

      o      Acquisition/consolidation of distributors
      o      The development of proprietary packaging
      o      Increased pressure by competitors to achieve account exclusivity
      o      The increased use of plastic packaging
      o The proliferation of new products including premium beverages, bottled water and beverages enhanced with herbal additives
             (e.g. ginseng and echinachea)
      o Increased emphasis by distributors in placing refrigerated coolers necessitating increased equipment purchases by such distributors
      o Increased use of multi-packs and variety packs in certain trade channels

      In recent years our soft drink concentrate business has experienced the following trends:

      o      Increased competition in the form of lower prices
      o      Increased pressure by competitors to achieve account exclusivity
      o      Acquisition/consolidation of bottlers
      o Increased emphasis by bottlers in placing refrigerated coolers necessitating increased equipment purchases by such bottlers
      o      Increased use of multi-packs in certain trade channels
      o      Increased market share of private label beverages

      In recent years our restaurant business has experienced the following trends:

      o Consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant, or fast food segment, in which the Company operates, being the fastest growing segment of the restaurant industry
      o Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on certain menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting
      o The addition of selected higher-priced premium quality items to menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items

      Following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 we experience the effects of these trends only to the extent they affect our franchise fees and royalties.

      In recent years the propane business in which we have an equity investment has experienced the following trends:

      o Demand for propane during the peak winter heating season is heavily dependent on weather conditions and has been negatively impacted by a warming trend over the recent winter heating seasons
      o Increased energy conservation has negatively impacted the demand for energy by both residential and commercial customers
      o Excess supply of propane from reduced demand has reduced the cost of propane but similarly has reduced sales prices

      Following the deconsolidation of the Propane Partnership effective December 28, 1997, we experience the effects of these trends only on our 42.7% equity in earnings or losses of the Propane Partnership included in other income (expense), net in our consolidated statements of operations. Further, we are currently in negotiations with several potential purchasers concerning the sale of the Propane Partnership. No agreement has been reached and there can be no assurance that we will be able to consummate the sale of the Propane Partnership.

PRESENTATION OF FINANCIAL INFORMATION

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward- Looking Statements and Projections" in "Part I" preceding "Item 1".

      Effective January 1, 1997 we changed our fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December
31. Our 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997 and our 1998 fiscal year commenced December 29, 1997 and ended on January 3, 1999. When we refer to "1998" we mean the period from December 29, 1997 to January 3, 1999; when we refer to "1997" we mean the period January 1, 1997 through December 28, 1997; and when we refer to "1996", we mean the calendar year ended December 31, 1996.

      During 1998 premium  beverages  contributed  $611.5  million  (75%) of our revenues and $77.8 million (66%) of our EBITDA, soft drink concentrates contributed $124.9 million (15%) of our revenues and $17.0 million (15%) of our EBITDA, restaurant franchising contributed $78.6 million (10%) of our revenues and $43.2 million (37%) of our EBITDA and general corporate expenses represented a $20.9 million (18%) reduction of our EBITDA. Included in our consolidated results below EBITDA is the equity in the loss of the propane business of $2.8 million. See Note 24 to the Company's consolidated financial statements included elsewhere herein for a reconciliation of consolidated EBITDA to pre-tax income for 1998. We define EBITDA as operating profit plus depreciation and amortization (excluding amortization of deferred financing costs). Since all companies do not calculate EBITDA or similarly titled financial measures in the same manner, such disclosures may not be comparable with EBITDA as we define it. EBITDA should not be considered as an alternative to net income or loss (as an indicator of our operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to repay our debt) and is not a measure of performance or financial condition under generally accepted accounting principles, but provides additional information for evaluating our ability to meet our obligations. Cash flows in accordance with generally accepted accounting principles consist of cash flows from (i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income or loss (including charges for interest and income taxes not reflected in EBITDA), adjusted for (i) all non-cash charges or credits (including, but not limited to, depreciation and amortization) and (ii) changes in operating assets and liabilities (not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA. For information regarding our historical cash flows, see the consolidated statements of cash flows presented in our consolidated financial statements included elsewhere herein. See below for a discussion of our historical results of operations.

      The discussion below reflects the operations of our former producer of dyes and specialty chemicals for the textile industry, formerly included in our textile segment, as discontinued operations as the result of its sale on December 23, 1997.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

     We completed three significant transactions during 1997. First, on May 22, 1997, we acquired Snapple. Second, on November 25, 1997, we acquired Cable Car. Third, on May 5, 1997, we sold all of our company-owned Arby's restaurants. In addition, we sold our dyes and specialty chemical operations on December 23, 1997 and we amended the Propane Partnership agreements effective December 28, 1997 such that the propane operations are no longer consolidated subsequent to that date. As a result, our 1998 results reflect for the entire period the results of operations of Snapple and Cable Car but no results of operations attributable to the ownership of the sold restaurants, the sold dyes and specialty chemical operations or, except for accounting for our 42.7% share of the net loss of the Propane Partnership on the equity basis, the propane business. In contrast, 1997 results reflect the results of operations of Snapple and Cable Car only from their dates of acquisition, reflect the results of operations attributable to the ownership of the sold restaurants through the date of sale and reflect the consolidated results of the propane business for the entire year. As indicated above, the 1997 results of the dyes and specialty chemicals business are reported through the date of sale as discontinued operations.

      Because of these transactions, 1998 results and 1997 results are not comparable. In order to create a more meaningful comparison of our results of operations between the two years, where applicable we have adjusted for the effects of these transactions in the segment discussions below.

Revenues

      Our revenues decreased $46.3 million to $815.0 million in 1998 compared to 1997. This decrease primarily results from the absence during 1998 of sales attributable  to both  the  propane  business  which is no  longer  consolidated
($165.2 million in 1997) and the ownership of the sold restaurants ($74.2 million from January 1 to May 5, 1997) less the effect of royalties from those restaurants during the same portion of the 1998 period ($3.2 million). Such decreases were partially offset by the inclusion of Snapple and Cable Car sales for all of 1998 (compared with inclusion for only a portion of 1997) which resulted in $191.9 million of additional revenues. Without the effects of the deconsolidation of the Propane Partnership, the sale of the company-owned restaurants and the acquisitions of Snapple and Cable Car, the Company's revenues declined in 1998 by $2.0 million from 1997. A discussion of the changes in revenues by segment is as follows:

      Premium Beverages -- We have adjusted our 1998 results by including the results of Snapple and Cable Car only for the same calendar period they were included during 1997. After giving effect to these adjustments, our premium beverage revenues increased $10.8 million (2.6%) in 1998 compared with 1997. The increase was due to an increase in sales of finished goods ($12.5 million) partially offset by a decrease in sales of concentrate ($1.7 million), which we sell to only one international customer. The increase in sales of finished goods principally reflects net higher volume ($18.9 million) primarily due to new product introductions as well as increases in sales of teas, diet teas and other diet beverages, partially offset by lower average selling prices ($6.4 million). The lower average selling prices were principally due to a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices.

      Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $22.0 million (15.0%) in 1998 compared with 1997. This decrease is attributable to lower Royal Crown sales of concentrate ($15.5 million, or 11.2%) and finished goods ($6.5 million, or 81.7%). The decrease in Royal Crown sales of concentrate reflects (i) a $13.7 million decline in branded sales, primarily due to lower domestic volume reflecting competitive pricing pressures experienced by our bottlers and (ii) a $1.8 million volume decrease in private label sales due principally to inventory reduction programs of the Company's private label customer. The domestic volume decline in branded concentrate sales was partially offset by the fact that as a result of the sale in July 1997 of the C&C beverage line, we now sell concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of Royal Crown's finished goods was principally due to the sale of the C&C beverage line and therefore the absence in 1998 of sales of C&C finished product.

      Restaurants -- We have adjusted 1997 results to exclude net sales attributable to the company-owned restaurants which were sold and results for the same portion of 1998 to exclude royalties from those sold restaurants. After giving effect to these adjustments, revenues increased $9.2 million (13.8%) due to (i) a 4.6% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, (ii) a 3.0% increase in same-store sales of franchised restaurants and (iii) a net increase of 47 (1.6%) franchised restaurants, which generally experience higher than average restaurant volumes.

Gross Profit

      We calculate gross profit as total revenues less cost of sales less depreciation and amortization related to sales (which depreciation and amortization amounted to $1.7 million in 1998 and $11.7 million in 1997, including $10.6 million associated with the propane business in 1997 which was no longer consolidated in 1998). Our gross profit increased $25.1 million to $422.5 million in 1998 compared with 1997. Gross profit increased $78.9 million due to the inclusion of gross profit relating to Snapple and Cable Car sales for all of 1998 (compared with inclusion for only a portion of 1997). This increase was partially offset by the absence during 1998 of gross profit attributable to
(i) the  deconsolidation of the Propane  Partnership ($34.5 million in 1997) and
(ii) ownership of the sold restaurants ($15.0 million in 1997) less the incremental royalties from those sold restaurants during that portion of the 1998 period ($3.2 million). Giving effect to the adjustments described above with respect to the acquisitions of Snapple and Cable Car, the deconsolidation of the Propane Partnership and the sale of the company-owned restaurants, our gross profit decreased $7.5 million, despite the effect of higher sales volumes discussed above, due to a slight decrease in our aggregate gross margins (which we compute as gross profit divided by total revenues) to 55% from 56%. This decrease in gross margins is principally due to an overall shift in revenue mix and lower gross margins of the premium beverage and soft drink concentrate segments, both as discussed in more detail below. A discussion of the changes in gross margins by segment, adjusted for the effects of the adjustments noted above, is as follows:

      Premium Beverages -- Giving effect to the adjustments described above with respect to the Snapple and Stewart's (Cable Car) acquisitions, our gross margins decreased to 40% during 1998 from 41% during 1997. The decrease in gross margins was principally due to the effects of (i) changes in product mix, (ii) the aforementioned change in Snapple's Canadian distribution and
      (iii) provisions for obsolete inventory, all substantially offset by the effects of the reduced costs of certain raw materials, principally glass bottles and flavors, and lower freight costs in 1998.

      Soft Drink Concentrates -- Our gross margins were unchanged at 77% during 1998 and 1997. The positive effect of the shift during 1998 to higher-margin concentrate sales from lower-margin finished goods was fully offset by inclusion in 1997 of a nonrecurring $1.1 million reduction to cost of sales resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer and lower private label gross margins. The Company had no similar guarantee of minimum gross profit levels in 1998.

      Restaurants -- After giving effect to the adjustments described above with respect to the restaurants sold, our gross margins during each year are 100% due to the fact that royalties and franchise fees (with no associated cost of sales) now constitute the total revenues of the segment.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses increased $8.6 million to $197.1 million in 1998 reflecting the inclusion of Snapple and Cable Car for the full 1998 year. Such increase was partially offset by (i) a decrease in the expenses of the premium beverage segment excluding Snapple and Cable Car principally due to less costly promotional programs, (ii) a decrease in expenses of the soft drink concentrate segment principally due to lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume, (iii) the deconsolidation of the Propane Partnership and (iv) a decrease in the expenses of the restaurant segment principally due to local restaurant advertising and marketing expenses no longer needed for the sold restaurants. This decrease in the expenses of the restaurant segment commenced in 1997 with the May 1997 sale of the restaurants and increased to its full effect in 1998.

General and Administrative Expenses

      General and administrative expenses decreased $5.3 million to $110.0 million for 1998. This decrease principally reflects (i) the deconsolidation of the Propane Partnership, (ii) nonrecurring costs in 1997 in connection with the integration of the Snapple business following its acquisition and (iii) reduced restaurant segment costs for administrative support, principally payroll, no longer required for the sold restaurants and other cost reduction measures. This decrease in the expenses of the restaurant segment commenced in 1997 with the May 1997 sale of the restaurants and increased to its full effect in 1998. These decreases were partially offset by (i) the inclusion of Snapple and Cable Car operations for all of 1998 and (ii) nonrecurring provisions in 1998 for (a) the anticipated settlement of lawsuits with Arby's Mexican master franchisee and with ZuZu, Inc. and (b) a severance arrangement under the last of the Company's 1993 executive employment agreements.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
   Costs

      Depreciation and amortization, excluding amortization of deferred financing costs, decreased $4.1 million to $35.2 million for 1998 principally reflecting the deconsolidation of the Propane Partnership partially offset by the inclusion of Snapple and Cable Car for all of 1998 and depreciation expense on $4.6 million of vending machines purchased by Royal Crown in January 1998.

Acquisition Related Costs

      The nonrecurring acquisition related costs of $31.8 million in 1997 were associated with the Snapple acquisition and, to a much lesser extent, the Stewart's acquisition. Those costs consisted of (i) a write-down of glass front vending machines based on the Company's change in estimate of their value based on the Company's plans for their future use, (ii) a provision for additional reserves for legal matters based on the Company's change in The Quaker Oats Company's estimate of the amounts required reflecting the Company's plans and estimates of costs to resolve such matters, (iii) a provision for additional reserves for doubtful accounts of Snapple and the effect of the Snapple acquisition on the collectibility of a receivable from the Company's affiliate, MetBev, Inc., based on the Company's change in estimate of the related write-off to be incurred, (iv) a provision for fees paid to Quaker pursuant to a transition services agreement whereby Quaker provided certain operating and accounting services for Snapple through the end of the Company's 1997 second quarter, (v) the portion of the post-acquisition period promotional expenses the Company estimated was related to the pre-acquisition period as a result of the Company's then current operating expectations, (vi) a provision for certain costs in connection with the successful consummation of the acquisition of Snapple and the Mistic refinancing in connection with entering into a credit facility concurrent with the Snapple acquisition, (vii) a provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple (under Quaker, Snapple did not have its own independent data processing accounting systems), including costs incurred relating to an alternative system that was not implemented and (viii) an acquisition related sign-on bonus.

Facilities Relocation and Corporate Restructuring Charge

     The nonrecurring facilities relocation and corporate restructuring charge of $7.1 million in 1997 principally consisted of employee severance and related termination costs and employee relocation costs associated with restructuring the restaurant segment in connection with the sale of company-owned restaurants and to a lesser extent, costs associated with the relocation of Royal Crown's headquarters, which was centralized with the White Plains, New York headquarters of Triarc Beverage Holdings, the parent of Snapple and Mistic.

Interest Expense

      Interest expense was relatively unchanged, decreasing $0.8 million to $70.8 million for 1998. This decrease principally reflects (i) a net decrease of $12.6 million resulting from no longer consolidating the propane business and
(ii) the elimination of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations assumed by the purchaser of the sold restaurants for all of 1998 (compared with the elimination for only a portion of 1997). This decrease was substantially offset by higher average levels of debt due to increases from (i) the inclusion of borrowings by Snapple in connection with its acquisition ($213.3 million outstanding as of January 3, 1999) for all of 1998 (compared with inclusion for only a portion of 1997) and (ii) the February 9, 1998 issuance by Triarc of zero coupon convertible subordinated debentures due 2018 (the "Debentures") ($106.1 million net of unamortized original issue discount outstanding as of January 3, 1999).

Gain on Sale of Businesses, Net

      Gain on sale of businesses of $7.2 million in 1998 consists of (i) a pre-tax $4.7 million gain from the May 1998 sale of our 20% interest in Select Beverages, Inc., (ii) the recognition of $2.2 million of previously deferred gain from the 1996 sale of 57.3% of the Propane Partnership representing our receipt of distributions from the Propane Partnership in excess of our 42.7% equity in the losses of the Propane Partnership ("Excess Distributions") for the year and (iii) the recognition of $0.3 million of deferred gain from the sale of C&C. Gain on sale of businesses, net, of $5.0 million in 1997 consisted of (i) an $8.5 million gain from the receipt by Triarc of Excess Distributions from the Propane Partnership and (ii) a $0.6 million gain recognized from the C&C sale, both partially offset by a $4.1 million loss on the sale of restaurants.

Investment Income, Net

      Investment income, net decreased $0.6 million to $12.2 million in 1998 principally reflecting a $9.3 million provision in 1998 for unrealized losses on short-term and non-current investments deemed to be other than temporary due to recent global economic conditions, volatility in capital and lending markets or declines in the underlying economics of specific marketable equity securities experienced principally during the third quarter of 1998. Such decrease was substantially offset by (i) a $3.9 million increase in net recognized gains on the sales of short-term investments and investment limited partnerships in 1998, including unrealized gains on marketable securities classified as trading and securities sold but not yet purchased, which may not recur in future periods,
(ii) a $3.9 million increase in interest income principally reflecting higher levels of commercial paper from the investment therein of a portion of the net proceeds from the issuance of the Debentures, (iii) a $0.6 million increase in equity in earnings of investment limited partnerships and (iv) $0.3 million of increased dividend income.

Other Income (Expense), Net

     Other income (expense), net amounted to expense of $1.8 million in 1998 compared with income of $3.8 million in 1997. This change of $5.6 million was principally due to (i) $4.5 million of equity in the losses of investees, principally the Propane Partnership (recognized as a result of its deconsolidation) and Select Beverages (acquired in connection with the Snapple acquisition), recorded in 1998 compared with $0.6 million of equity in income in 1997, (ii) nonrecurring income in 1997, most significantly (a) a reversal of $1.9 million of legal fees incurred prior to 1997 as a result of a cash settlement received from Victor Posner, the former Chairman and Chief Executive Officer of the Company, and an affiliate of Victor Posner and (b) a $0.9 million gain on lease termination for a portion of the space no longer required in the current headquarters of the restaurant group and former headquarters of Royal Crown due to staff reductions as a result of the restaurants sale and the relocation of the Royal Crown headquarters, (iii) $0.9 million of costs incurred in 1998 in connection with a proposed going- private transaction not consummated as described below under "Financial Condition and Liquidity" and (iv) $0.9 million of less gains from reduced other sales of assets in 1998. These effects were partially offset by a nonrecurring 1997 charge of $3.7 million related to a settlement in connection with the Company's investment in a joint venture with Prime Capital Corporation.

Income Taxes

      The (provision for) and benefit from income taxes represented effective rates of 58% for 1998 and 21% for 1997. The effective rate is higher in the 1998 period principally due to (i) the differing impact on the respective effective income tax rates of the amortization of non-deductible costs in excess of net assets of acquired companies ("Goodwill") in a period with pretax income (1998) compared with a period with a pretax loss (1997) and (ii) the differing impact of the mix of pretax loss or income among the consolidated entities since the Company files state tax returns on an individual company basis.

Minority Interests

      The minority interests in net income of a consolidated subsidiary (the Propane Partnership) of $2.2 million in 1997 represented the 57.3% interests of investors other than the Company in the net income of the Propane Partnership. As a result of no longer consolidating the Propane Partnership, effective in 1998 the minority interests of investors other than the Company are effectively netted against the equity in the loss of the Propane Partnership included in "Other income (expense), net".

Discontinued Operations

      Income from discontinued operations amounted to $2.6 million in 1998 compared with $20.7 million in 1997. The 1998 amount represents an after tax adjustment to amounts provided in prior years as a result of collection of a note receivable not previously recognized for the estimated loss on disposal of certain discontinued operations of Southeastern Public Service Company, a subsidiary of the Company. The amount in 1997 represents the $19.5 million gain, net of income taxes, on the sale of C.H. Patrick and the 1997 net income of $1.2 million of C.H. Patrick through the December 23, 1997 date of sale.

Extraordinary Items

      The  1997  nonrecurring   extraordinary  items  aggregating  $3.8  million
resulted from the early extinguishment or assumption of (i) mortgage and equipment notes payable assumed by the buyer in the restaurants sale, (ii) obligations under Mistic's former credit facility refinanced in connection with the financing of the Snapple acquisition and (iii) borrowings under the credit agreement of C.H. Patrick repaid in connection with its sale.

1997 COMPARED WITH 1996

     As discussed above, we completed three significant transactions during 1997. First, on May 22, 1997, we acquired Snapple. Second, on November 25, 1997, we acquired Cable Car. Third, on May 5, 1997, we sold all of our company-owned Arby's restaurants. In addition, on April 29, 1996 we sold our textile business segment other than the dyes and specialty chemicals business. Further, we sold our dyes and specialty chemical operations on December 23, 1997. The 1996 results of the dyes and specialty chemicals business and the 1997 results through the date of sale are reported as discontinued operations. As a result, our 1997 results reflect the results of operations for Snapple and Cable Car from their dates of acquisition and do not reflect results of operations attributable to the ownership of the sold restaurants or the textile business subsequent to the date of their disposition. In contrast, our 1996 results do not reflect results of operations of Snapple or Cable Car (because they were acquired subsequent to 1996) and reflect results of operations attributable to the ownership of the sold restaurants for the full year (because they were sold subsequent to 1996) and the textile business (except for dyes and specialty chemicals included in discontinued operations) through the April 29, 1996 date of sale.

      Because of these transactions, our 1997 results and 1996 results are not comparable. In order to provide a more meaningful comparison of our results of operations during the two years, we have adjusted for the effect of these transactions in the segment discussions below.

Revenues

      Our revenues decreased $66.9 million to $861.3 million for 1997. This decrease principally reflects a $157.5 million decrease due to the April 29, 1996 sale of our textile business segment (other than the dyes and specialty chemicals business) and a $154.4 million decrease due to the elimination during a portion of 1997 of sales attributable to the sold restaurants less $6.2 million of franchise royalties from those restaurants for the period after the restaurant sale. The decrease was partially offset by the inclusion in 1997 of $285.5 million of Snapple and Cable Car sales. Aside from the effects of these transactions, revenues decreased $46.7 million. A discussion of the change in revenues by segment is as follows:

      Premium Beverages - We have adjusted our 1997 results by excluding the results of operations of Snapple and Cable Car. After giving effect to these adjustments, revenues decreased $7.8 million (5.9%) in 1997 due to decreases in sales of finished goods ($9.7 million) partially offset by an increase in sales of concentrate ($1.9 million), which we sell to only one international customer. The decrease in sales of finished goods principally reflects lower sales volume exclusive of Snapple.

      Soft Drink Concentrates - Revenues decreased $31.1 million (17.5%) in 1997 due to decreases in sales of finished goods ($21.6 million) and concentrate ($9.5 million). The decrease in sales of finished goods principally reflects (i) the absence in the 1997 period of sales to MetBev and a volume decrease in sales of branded finished products of Royal Crown in areas other than those serviced by MetBev (where in both instances we now sell concentrate rather than finished goods), (ii) a volume decrease in sales of the C&C beverage line (where we now sell concentrate to the purchaser of the C&C beverage line rather than finished goods) as a result of the C&C sale and (iii) a volume reduction in the sales of finished Royal Crown Premium Draft Cola which we ceased selling in late 1996. Sales of Royal Crown concentrate decreased, despite the shift in sales of C&C and Royal Crown products to concentrate from finished goods noted above, principally reflecting (i) a decrease in branded sales due to volume declines, which were adversely affected by lower bottler case sales and
      (ii) an overall lower average concentrate selling price.

      Restaurants - We have adjusted for the sale of the restaurants by including in 1996 results of restaurant operations for the same period that was included in 1997 prior to the restaurant sale and excluding from 1997 results franchise royalties on the sold restaurants for the period after the restaurant sale. After giving effect to these adjustments, revenues increased $0.3 million (less than 1%) during 1997. This increase was due to a $2.8 million (4.9%) increase in royalties and franchise fees partially offset by a $2.5 million (3.2%) decrease in net sales of the company-owned restaurants. The increase in royalties and franchise fees is due to a net increase of 69 (2.6%) franchised restaurants and a 1.7% increase in same-store sales of franchised restaurants.

      Propane - Revenues decreased $8.1 million (4.7%) due to (i) lower propane volume reflecting warmer weather in 1997, customer energy conservation and customer turnover due to higher propane selling prices, which factors were partially offset by additional sales from acquisitions of propane distributorships and the opening of new service centers, (ii) a decrease in average selling prices due to a shift in customer mix toward lower-priced non-residential accounts and (iii) a decrease in revenues from other product lines.

Gross Profit

      We calculate gross profit as total revenues less cost of sales less depreciation and amortization related to sales (which depreciation and amortization was $11.7 million in 1997 and $28.5 million in 1996, including depreciation and amortization in 1996 but not in 1997 on all long-lived assets of the sold restaurants which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through the date of their sale). Our gross profit increased $70.9 million to $397.4 million in 1997. The increase is attributable in part to gross profit in 1997 associated with Snapple ($119.9 million) and Cable Car ($0.4 million) partially offset by the gross profit associated with the textile business ($16.7 million) which was included in 1996 results but not in 1997, and the sold restaurants which were included in 1996 results for the entire period but only a portion of 1997 ($28.5 million) less the effect of royalties from those restaurants during that same portion of 1997 ($6.2 million). Excluding the effects of these transactions, gross profit decreased $10.4 million due to the lower overall sales volumes discussed above partially offset by higher overall gross margins of 47% in 1997 compared with 46% in 1996. A discussion of the changes in gross margins by segment is as follows:

      Premium Beverages - Giving effect to the adjustments described above with respect to the Snapple and Stewart's acquisitions in 1997, margins remained unchanged in 1997 at 39%.

      Soft Drink Concentrates - Margins increased in 1997 to 77% from 68% principally due to the shift discussed above in product mix to higher-margin concentrate sales compared with finished product sales and reduced cost of the raw material aspartame in 1997.

      Restaurants - Giving effect to the adjustments described above with respect to the sale of the restaurants, margins increased in 1997 to 56% from 51% primarily due to (i) the absence in 1997 of depreciation and amortization on all long-lived assets of the sold restaurants discussed above and (ii) the higher percentage of royalties and franchise fees (with no associated cost of sales) to total revenues in 1997.

      Propane - Margins decreased to 21% in 1997 from 23% due to (i) the shift in customer mix to non-residential customers discussed above for whom margins are lower and (ii) an increase in operating costs (other than the cost of propane) which are not variable with revenues within a certain range.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses increased $45.2 million to $188.5 million in 1997. The increase reflects (i) the expenses of Snapple, (ii) higher promotional costs related to Mistic Rain Forest Nectars, a then recently introduced product line, and (iii) other increased advertising and promotional costs for the premium beverage segment other than Snapple. These increases were partially offset by (i) a decrease in the expenses of the restaurant segment principally due to local restaurant advertising and marketing expenses no longer required for the sold restaurants after their sale in May 1997, (ii) a decrease in the expenses of the soft drink concentrate segment principally due to (a) lower bottler promotional reimbursements resulting from the decline in sales volume, (b) the elimination of advertising expenses for Draft Cola and (c) planned reductions in connection with the aforementioned decreases in sales of other Royal Crown and C&C branded finished products and (iii) nonrecurring expenses in 1996 related to the textile business sold in April 1996.

General and Administrative Expenses

     General and administrative expenses increased $5.0 million to $115.3 million in 1997 due to (i) the expenses of Snapple, (ii) a nonrecurring reduction of 1996  expenses for the release of casualty  insurance  reserves and
(iii) other inflationary increases. These increases were partially offset by (i) expenses in 1996 related to the textile business excluding dyes and specialty chemicals sold in April 1996, (ii) reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants and (iii) reduced travel activity in the restaurant segment prior to the restaurants sale.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Depreciation and amortization, excluding amortization of deferred financing costs, decreased $6.7 million to $39.3 million for 1997 principally due to decreases in depreciation and amortization relating to the sold restaurants and the sold textiles business excluding dyes and specialty chemicals partially offset by the depreciation and amortization in 1997 of Snapple.

Acquisition Related Costs

     Acquisition related costs of $31.8 million in 1997 are discussed above in connection with the comparison of 1998 with 1997.

Facilities Relocation and Corporate Restructuring Charge

     The facilities relocation and corporate restructuring charge of $7.1 million in 1997 is discussed above in connection with the comparison of 1998 with 1997. The facilities relocation and corporate restructuring charge of $8.8 million in 1996 resulted from (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants and the relocation of the Royal Crown headquarters, (ii) employee severance costs associated with the relocation of the Royal Crown headquarters, (iii) terminating a beverage distribution agreement, (iv) the shutdown of the soft drink concentrate segment's Ohio production facility and other asset disposals, (v) consultant fees paid associated with combining certain operations of Royal Crown and Mistic and (vi) costs related to the then planned spinoff of the Company's restaurant/beverage group.

Reduction in Carrying Value

     The reduction in carrying value of long-lived assets to be disposed in 1996 of $64.3 million principally reflects the estimated loss on the anticipated disposal of long-lived assets in connection with the sale of all company-owned restaurants as then planned. Such provision represents the reduction in the carrying value of certain long-lived assets and certain identifiable intangibles to estimated fair value and the accrual of certain equipment operating lease obligations which would not be assumed by the purchaser. There was no provision for reduction in carrying value of long-lived assets in 1997.

Interest Expense

     Interest expense was relatively unchanged in 1997, increasing $0.6 million to $71.6 million. The effect of borrowings by Snapple in connection with the Snapple acquisition ($222.4 million outstanding as of December 28, 1997) was substantially offset by lower average levels of debt reflecting (i) the full year effect of 1996 repayments prior to maturity of (a) $191.4 million of debt of the textile business, other than dyes and specialty chemicals, in connection with its sale on April 29, 1996, (b) $34.7 million principal amount of a 9 1/2% promissory note on July 1, 1996 and (c) $36.0 million principal amount of 11 7/8% debentures on February 22, 1996 and (ii) the 1997 assumption by the purchaser of the sold restaurants of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the sale of such restaurants.

Gain on Sale of Businesses, Net

     Gain on sale of businesses, net, of $5.0 million in 1997 is discussed above in connection with the comparison of 1998 with 1997. Gain on sale of businesses, net, of $77.0 million in 1996 resulted from an $85.2 million pretax gain from the 1996 sales of a 55.8% interest in the Propane Partnership partially offset by (i) a $4.5 million pretax loss on the sale of the textile business, other than dyes and specialty chemicals, and (ii) a $3.7 million pretax loss associated with the write-down of a receivable due from MetBev.

Investment Income, Net

     Investment income, net increased $4.7 million to $12.8 million in 1997 principally reflecting an increase in realized gains on the sales of short-term investments in 1997.

Other Income (Expense), Net

     Other income (expense), net amounted to income of $3.8 million in 1997 compared with expense of $0.1 million in 1996. This change of $3.9 million was principally due to (i) $2.1 million of other income, net of Snapple since its acquisition in May 1997 consisting principally of equity in the earnings of investees, rental income and interest income, (ii) the reversal of $1.9 million of legal fees incurred prior to 1997 as a result of the cash settlement received from Victor Posner and an affiliate of Victor Posner during 1997, (iii) $1.4 million of increased gains on other sales of assets and (iv) $0.9 million of gain on the Florida lease termination, all partially offset by a $2.2 million higher provision for a settlement during 1997 in connection with the Company's investment in a joint venture with Prime Capital Corporation.

Income Tax Benefit

     The benefit from income taxes for 1997 represented an effective rate of 21% which was lower than the statutory rate of 35% principally due to the effect of the amortization of non-deductible Goodwill. We had a provision for income taxes in 1996 despite a pretax loss due to (i) a non-deductible loss on the sale of the textile business other than dyes and specialty chemicals resulting from the write-off of unamortized non-deductible Goodwill, (ii) an additional provision for income tax contingencies, (iii) the effect of the amortization of non-deductible Goodwill and (iv) the effect of net operating losses for which no tax benefit was available.

Minority Interests

     The minority interests in net income of a consolidated subsidiary (the Propane Partnership) increased $0.4 million to $2.2 million in 1997 due to the full year effect in 1997 (compared with the effect in 1996 only from the dates, principally July 1996, of sale) of the 57.3% interest owned by investors other than the Company in the net income of the Propane Partnership. This increase was partially offset by lower net income of the Propane Partnership (excluding an extraordinary charge in 1996 which was allocated entirely to the Company with no minority interest).

Discontinued Operations

     Income from discontinued operations amounted to $20.7 million in 1997 compared with $5.2 million in 1996. The amount in 1997 represents the $19.5 million gain, net of income taxes, on the sale of C.H. Patrick and the 1997 net income of $1.2 million of C.H. Patrick through the December 23, 1997 date of sale, whereas the amount in 1996 represents solely the 1996 net income of C.H. Patrick. The lower net income from operations in 1997 compared with 1996 principally reflected the effects of competitive pricing pressures and a cyclical downturn in the denim segment of the textile industry in which C.H. Patrick's dyes are used.

Extraordinary Items

     The 1997 extraordinary items are discussed above in connection with the comparison of 1998 with 1997. The 1996 extraordinary charges aggregating $5.4 million resulted from the early extinguishment of (i) almost all of the existing long-term debt of the propane business refinanced in connection with the formation of the Propane Partnership, (ii) the 9 1/2% note referred to above,
(iii) all debt of the textile business exclusive of dyes and specialty chemicals and (iv) the 11 7/8% debentures referred to above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

     The Company's operating activities provided cash and cash equivalents (collectively "cash") of $15.1 million during 1998 principally reflecting net income of $14.6 million and net non-cash charges of $48.2 million, principally depreciation and amortization of $45.8 million. Such sources were partially offset by (i) cash used for net purchases of marketable securities classified as trading of $25.0 million, (ii) the payment of previously accrued acquisition related costs of $6.0 million associated with the Snapple acquisition, (iii) reclassifications of components of net income, principally gain on sale of businesses and income from discontinued operations, to cash flows from activities other than operating of $9.6 million, (iv) cash used by changes in operating assets and liabilities of $5.4 million and (v) other of $1.7 million. The cash used by changes in operating assets and liabilities of $5.4 million principally reflects a decrease in accounts payable and accrued expenses of $24.7 million partially offset by a $10.6 million decrease in inventories and a $7.6 million decrease in receivables. The decrease in accounts payable and accrued expenses was principally due to (i) payments by Snapple of accrued losses on pre-acquisition production contracts and legal settlements, (ii) decreases at Royal Crown due to the reduced aspartame inventory levels described below and the lower bottler promotional reimbursements discussed above and (iii) payments of expenses accrued in 1997 in connection with the sale of C.H. Patrick. The decrease in inventories was principally due to (i) a $7.2 million decrease in Royal Crown inventories reflecting a reduction of higher than normal 1997 year-end inventory levels of aspartame reflecting purchases, and resulting inventory build-ups, during the latter part of 1997 by Royal Crown in order to take advantage of a 1997 promotional incentive and (ii) $3.4 million of reduced inventory levels of premium beverages principally due to the provision for obsolete inventories. The decrease in receivables was principally due to a $7.6 million decrease at Royal Crown reflecting the absence in 1998 of a 1997 promotional rebate receivable for aspartame purchases and lower fourth quarter private label sales in 1998 compared with 1997. The Company expects continued positive cash flows from operations during 1999.

Working Capital

     Working capital (current assets less current liabilities) was $208.4 million at January 3, 1999, reflecting a current ratio (current assets divided by current liabilities) of 2.0:1. Such amount represents an increase in working capital of $78.3 million from December 28, 1997 principally reflecting proceeds of (i) $100.2 million from the sale of the Debentures and (ii) $28.3 million from the Company's sale of its 20% non-current investment in Select Beverages less repurchases of common stock for treasury of $54.7 million, all as described below.

1999 Refinancing Transactions

     The  Company's  capitalization  as of  January  3, 1999  aggregated  $719.9 million consisting of $709.0 million of long-term debt (including current portion) and $10.9 million of stockholders' equity. On February 25, 1999 Triarc Consumer Products Group, LLC (a newly-formed wholly-owned subsidiary of the Company which, effective February 25, 1999, has as its principal subsidiaries Triarc Beverage Holdings, Cable Car and RC/Arby's, the parent of Royal Crown and Arby's) issued $300.0 million (including $20.0 million issued to affiliates of the Company) principal amount of 10 1/4% senior subordinated notes due 2009 and concurrently entered into a new $535.0 million senior bank credit facility. The new credit facility consists of a new $475.0 million term facility, all of which was borrowed as term loans on February 25, 1999, and a new $60.0 million revolving credit facility which provides for revolving credit loans by Snapple, Mistic or Cable Car effective February 25, 1999 and RCAC or Royal Crown effective upon the redemption of the $275.0 million principal amount of the RC/Arby's 9 3/4% senior notes (see below). The borrowing base for revolving loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At January 31, 1999 there would have been $51.9 million of borrowing availability under the revolving credit facility, including availability relating to RC/Arby's and Royal Crown, in accordance with limitations due to such borrowing base. There were no borrowings of revolving loans on February 25, 1999. The Company utilized a portion of the aggregate net proceeds of these borrowings to (i) repay on February 25, 1999 the outstanding principal amount ($284.3 million as of January 3, 1999 and February 25, 1999) of the existing term loans under the existing beverage credit facility and related accrued interest ($2.2 million and $1.5 million as of January 3, 1999 and February 25, 1999, respectively), (ii) fund the redemption on March 30, 1999 of the $275.0 million of borrowings under the RC/Arby's 9 3/4% senior notes including related accrued interest ($11.5 million and $4.4 million as of January 3, 1999 and March 30, 1999, respectively) and redemption premium ($7.7 million as of January 3, 1999 and March 30, 1999), (iii) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc., two New Jersey distributors of the Company's premium beverages, for $17.3 million and (iv) pay estimated fees and expenses of $28.0 million relating to the issuance of the 10 1/4% notes and the consummation of the new credit facility. The remaining net proceeds of this refinancing will be used for general corporate purposes, which may include working capital, future acquisitions and investments, repayment or refinancing of indebtedness, restructurings or repurchases of the Company's securities, including common stock in connection with an offer to purchase Triarc common stock described below. As a result of the repayment prior to maturity of the existing term loans under the existing beverage credit facility and the redemption of RC/Arby's 9 3/4% senior notes, the Company expects to recognize an extraordinary charge during the first quarter of 1999 of an estimated $12.1 million for (i) the write-off of previously unamortized (a) deferred financing costs ($12.2 million and $11.3 million as of January 3, 1999 and March 30, 1999, respectively) and (b) interest rate cap agreement costs ($0.2 million and $0.1 million as of January 3, 1999 and February 25, 1999, respectively) and (ii) the payment of the aforementioned redemption premium ($7.7 million as of January 3, 1999 and March 30, 1999), net of income tax benefit ($7.4 million and $7.0 million as of January 3, 1999 and March 30, 1999, respectively).

     The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior thereto. The Company has agreed to use its best efforts to have a registration statement covering resales by holders of the 10 1/4% notes declared effective by the Securities and Exchange Commission on or before August 24, 1999. In the event the 10 1/4% notes are not registered by such date, the annual interest rate on the 10 1/4% notes will increase by 1/2% until such time as a registration statement is declared effective.

     Scheduled maturities of the new term loans under the new credit facility are $4.9 million in 1999 (representing three quarterly installments commencing June 1999) and thereafter in increasing annual amounts through 2006 with a final payment in 2007. Any revolving loans will be due in full in 2005. Triarc Consumer Products is also required, subject to certain exceptions, to make mandatory prepayments in an amount, if any, initially equal to 75% of excess cash flow as defined in the new credit agreement.

     Under the bank credit facility agreement substantially all of the assets, other than cash, cash equivalents and short-term investments, of Snapple, Mistic and Cable Car (and RC/Arby's, Royal Crown and Arby's since the redemption of the RC/Arby's 9 3/4% senior notes) and their subsidiaries are pledged as security. The Company's obligations with respect to the 10 1/4% notes are guaranteed by Snapple, Mistic and Cable Car and all of their domestic subsidiaries and since the redemption of the RC/Arby's 9 3/4% senior notes, the 10 1/4% notes are guaranteed by RC/Arby's and all of its domestic subsidiaries. Such guarantees are full and unconditional, on a joint and several basis and are unsecured. The Company's obligations with respect to the new credit facility are guaranteed by substantially all of the domestic subsidiaries of Snapple, Mistic and Cable Car (and those of RC/Arby's and Royal Crown since the redemption of the RC/Arby's 9 3/4% senior notes). As collateral for such guarantees under the new credit facility, all of the stock of Snapple, Mistic and Cable Car and substantially all of their domestic and 65% of their directly-owned foreign subsidiaries are pledged and since the redemption of the RC/Arby's 9 3/4% senior notes, all of the stock of RC/Arby's and Royal Crown and substantially all of their domestic and 65% of their directly-owned foreign subsidiaries are pledged.

     The indenture pursuant to which the 10 1/4% notes were issued and the new credit agreement contain various covenants which (i) require meeting certain financial amount and ratio tests; (ii) limit, among other matters (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business; and (iii) restrict the payment of dividends to Triarc. Under the most restrictive of such covenants, the borrowers would not be able to pay any dividends to Triarc other than (i) permitted one-time cash distributions, including dividends, paid to Triarc in connection with the aforementioned refinancing transactions and (ii) certain defined amounts in the event of consummation of a securitization of certain assets of Arby's. Such one-time permitted distributions, which were paid to Triarc from the net proceeds of the refinancing transactions as well from the borrowers' existing cash and cash equivalents, consisted of $91.4 million paid on February 25, 1999 and $124.1 million paid on March 30, 1999 following the redemption of the RC/Arby's 9 3/4% senior notes.

Other Debt Agreements

     On February 9, 1998 the Company issued zero coupon convertible subordinated debentures due 2018 with an aggregate principal amount at maturity of $360.0 million to Morgan Stanley & Co. Incorporated as the initial purchaser for an offering to "qualified institutional buyers". The zero coupon debentures mature in 2018 and do not require any amortization of principal prior thereto. The zero coupon debentures were issued at a discount of 72.177% from principal resulting in proceeds to the Company of $100.2 million before placement fees and expenses aggregating $4.0 million. The Company utilized $25.6 million of the net proceeds from the sale of the zero coupon debentures to purchase 1,000,000 shares of Class A common stock for treasury and is using the balance of the net proceeds for general corporate purposes. The zero coupon debentures are convertible into Class A common stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A common stock. The conversion price will increase over the life of the zero coupon debentures at an annual rate of 6.5% and the conversion of all of the currently outstanding zero coupon debentures into Class A common stock would result in the issuance of approximately 3,407,000 shares of Class A common stock. In June 1998 a shelf registration statement covering resales by holders of the zero coupon debentures (and the Class A common stock issuable upon any conversion of the zero coupon debentures) was declared effective by the Securities and Exchange Commission.

     The Company has a 13 1/2% note payable to the Propane Partnership with an original principal amount of $40.7 million which was due in eight equal installments commencing 2003 through 2010. Effective June 30, 1998 the partnership note was amended to, among other things, permit the Company to prepay up to $10.0 million of the principal of the partnership note through February 14, 1999. During 1998, the Company prepaid such $10.0 million including $7.0 million on August 7, 1998 in order to (i) retroactively cure the Propane Partnership's noncompliance as of June 30, 1998 with restrictive covenants contained in its bank facility agreement and (ii) permit the Propane Partnership to pay its normal quarterly distribution with respect to the second quarter of 1998 on its common units representing limited partner interests with a proportionate amount for the Company's general partners' interest (see below). The remaining principal amount of the partnership note of $30.7 million is due $0.2 million in 2004 and six equal annual installments of approximately $5.1 million commencing in 2005 through 2010.

     The Company has a note payable to a beverage co-packer in an outstanding principal amount of $6.8 million as of January 3, 1999, of which $3.4 million is due in 1999.

     Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash, cash equivalents and short-term investments are pledged as security. In addition, obligations under (i) $125.0 million of 8.54% first mortgage notes due June 30, 2010 of National Propane, L.P. (the "Operating Partnership"), a subpartnership of the Propane Partnership, and $13.0 million outstanding under a bank credit facility maintained by the Operating Partnership have been guaranteed by National Propane Corporation, the managing general partner of the Propane Partnership and a subsidiary of the Company and (ii) $117.0 million of operating and capitalized lease payments (approximately $98.0 million outstanding as of January 3, 1999 assuming the purchaser of the Arby's restaurants has made all scheduled repayments through such date) and $54.7 million of mortgage notes and equipment notes payable to FFCA Mortgage Corporation (approximately $51.0 million outstanding as of January 3, 1999 assuming the purchaser of the Arby's restaurants has made all scheduled repayments through such date) assumed by the purchaser in connection with the restaurants sale have been guaranteed by Triarc. As collateral for the propane guarantee, all of the stock of National Propane SGP, Inc., a subsidiary of National Propane Corporation and the holder of a 2% unsubordinated general partner interest in the Propane Partnership, is pledged as well as National Propane Corporation's 2% unsubordinated general partner interest in the Propane Partnership. Although the stock of National Propane Corporation is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Note.

     After giving effect for the 1999 refinancing transactions, the scheduled maturities of the Company's long-term debt during fiscal 1999 are $10.0 million, including $4.9 million under the new term loans.

Capital Expenditures

     Consolidated capital expenditures amounted to $15.9 million in 1998, including (i) $4.6 million which RC/Arby's was required to reinvest in core business assets under the indenture pursuant to which the RC/Arby's 9 3/4% senior notes were issued as a result of the sale of the C&C beverage line and certain other asset disposals in 1997 and (ii) $3.7 million for the purchases of two partial ownership interests in corporate aircraft. The Company expects that capital expenditures will approximate $11.0 million during 1999 for which there were approximately $0.7 million of outstanding commitments as of January 3, 1999.

Acquisitions and Dispositions

     In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. In that connection, on August 27, 1998 the Company completed its T.J. Cinnamons acquisition by acquiring from Paramark Enterprises, Inc. (formerly known as T.J. Cinnamons, Inc.) all of Paramark's franchise agreements for T.J. Cinnamons full concept bakeries and Paramark's wholesale distribution rights for T.J. Cinnamons products. In 1996 the Company had acquired the T.J. Cinnamons trademarks, service marks, recipes and proprietary formulae. The 1998 acquisition also included settlement of remaining contingent payments from the 1996 acquisition, which were based upon achieving certain specific sales targets over a seven-year period. The aggregate consideration in 1998 consisted of cash of $3.0 million and a $1.0 million (discounted value of $0.9 million) non-interest bearing obligation payable in equal monthly installments through August 2000.

     On May 1, 1998 the Company sold its 20% non-current investment in Select Beverages for cash of $28.3 million.

     Effective December 30, 1998 the Company sold all of the stock of Chesapeake Insurance Company Limited to International Advisory Services Ltd. for $0.3 million in cash and a $1.5 million note bearing interest at an annual rate of 6% and due in 2003. Chesapeake Insurance (i) prior to October 1993 provided certain property insurance coverage for the Company and reinsured a portion of casualty and group life insurance coverage which the Company and certain former affiliates maintained with an unaffiliated insurance company and (ii) prior to April 1993 reinsured insurance risks of unaffiliated third parties. The collectibility of the note from International Advisory Services is subject to the favorable settlement of existing claims and there would be no realization if such claims are settled for $8.2 million or more. Should the claims be settled for less than $8.2 million, the note would be realized at $.75 per $1.00 of such favorable settlement reaching full collection of $1.5 million if the claims are settled for no more than the current estimate of $6.2 million. As a result of the Chesapeake Insurance sale, notes payable of Triarc and Southeastern Public Service Company, a subsidiary of Triarc, to Chesapeake Insurance aggregating $1.5 million are included in the Company's long-term debt at January 3, 1999, of which $0.3 million is due in 1999.

Income Taxes

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service for the tax years 1989 through 1992. The Company has reached a tentative settlement with the IRS regarding all remaining issues in such audit. In connection therewith, the Company paid $5.3 million and $8.5 million, each including interest, during 1997 and 1998, respectively, in partial settlement of such audit. In addition, the Company has agreed to pay approximately $5.0 million, including interest, to resolve all remaining issues. The tentative settlement is subject to review by the Congressional Joint Committee on Taxation. If the settlement is so approved, the Company anticipates it would make payment later in 1999. The IRS is examining the Company's Federal income tax returns for the year ended April 30, 1993 and eight-month transition period ended December 31, 1993. In connection therewith, the Company has not received any notices of proposed adjustments and does not expect to make any related payments during 1999.

Triarc Stock Purchases

     During 1998 the Company repurchased 1,672,850 shares of its Class A common stock at an aggregate cost of $29.1 million pursuant to a stock repurchase program, as amended, originally announced in October 1997 and subsequently terminated in connection with the tender offer described below. In addition to the stock repurchases pursuant to such program, in February 1998 the Company used a portion of the proceeds from the sale of the zero coupon debentures to purchase 1,000,000 shares of its Class A common stock from Morgan Stanley for an aggregate cost of $25.6 million.

     On October 12, 1998 the Company announced that its Board of Directors had formed a Special Committee to evaluate a proposal it had received from the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") for the acquisition by an entity to be formed by them of all of the outstanding shares of the Company's common stock (other than approximately 6,000,000 shares owned by an affiliate of the Executives) for $18.00 per share payable in cash and securities. On March 10, 1999 the Company announced that it had been advised by the Executives that they had withdrawn such proposal.

     Subsequent to the receipt of the proposal, a series of purported class action lawsuits on behalf of stockholders have been filed challenging the proposed transaction. Each of the pending lawsuits names the Company and the members of its Board of Directors as defendants. The complaints allege, among other things, that the proposed transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of Class A common stock is unfair and demand, in addition to damages and costs, that the proposed transaction be enjoined. To date, none of the defendants has responded to the complaints. However, given that the proposal was withdrawn, the Company does not believe that the outcome of these actions will have a material adverse effect on its consolidated financial position or results of operations. On March 26, 1999, four of the plaintiffs in the above actions filed an amended complaint alleging that the defendants violated fiduciary duties owed to the Company's stockholders by failing to disclose, in connection with the Dutch Auction tender offer described below, that the Special Committee had allegedly determined that the above proposal was unfair. The amended complaint seeks an injunction enjoining consummation of the Dutch Auction tender offer unless the alleged disclosure violations are cured, and requiring the Company to provide additional disclosure, together with damages in an unspecified amount.

     On March 10, 1999 the Company also announced that its Board of Directors approved a tender offer for up to 5,500,000 shares of the Company's common stock at a price of not less than $16.25 per share and not more than $18.25 per share, pursuant to a "Dutch Auction". Accordingly, the Company will pay only that amount per share which is necessary, within the stated range, in order to secure the required number of shares (see below) to complete the tender offer. Once the price per share is determined, all tendering shareholders will be paid the same amount for each share of stock sold. The tender offer commenced on March 12, 1999 and will expire at 12:00 midnight New York City time on April 13, 1999, unless it is extended. The tender offer is subject to, among other terms and conditions, at least 3,500,000 shares of common stock being tendered unless such condition is waived by the Company. The effect of the consummation of the tender offer on the Company's consolidated financial statements would be to reduce cash and cash equivalents and stockholders' equity for the aggregate costs to repurchase the required number of shares, including related estimated fees and expenses of approximately $1.0 million. There can be no assurance, however, that the transactions contemplated by the tender offer will be consummated.

     Subsequent to the announcement of the tender offer, an alleged stockholder filed a complaint on behalf of stockholders which alleges that the Company's tender offer statement filed with the Securities and Exchange Commission in connection with the tender offer was false and misleading and seeks damages and unspecified other relief. The complaint names the Company and the Executives as defendants. The Company does not believe that the outcome of this action will have a material adverse effect on its consolidated financial position or results of operations.

The Propane Partnership

     The Company owns, through National Propane Corporation, 4.5 million subordinated units representing an approximate 38.7% subordinated partnership interest in the Propane Partnership. The Company also owns, through National Propane Corporation and a subsidiary, an aggregate 4.0% unsubordinated general partners' interest in the Propane Partnership and the Operating Partnership. The Propane Partnership distributes to its partners on a quarterly basis all of its available cash as defined in its partnership agreement, the main source of which would be cash flows from its operations, as supplemented by any partnership note prepayments. In connection therewith, the Company received quarterly distributions on the subordinated units from the Propane Partnership and quarterly distributions on the unsubordinated general partners' interest of $2.4 million (with respect to the fourth quarter of 1997) and $0.6 million, respectively, in 1998. No subordinated distributions were paid with respect to 1998 since initially the Company agreed to forego subordinated distributions in order to facilitate the Propane Partnership's compliance with debt covenant restrictions in its bank facility agreement and subsequently the Propane Partnership agreed not to pay any 1998 subordinated distributions in accordance with amendments to its debt agreements effective June 30, 1998. The Propane Partnership also agreed not to make any distributions on its publicly traded common units until all amounts outstanding under its bank facility agreement have been repaid in full. Thereafter, the Company will not receive any distributions unless and until the Propane Partnership (i) is able to generate sufficient available cash through operations and (ii) maintains compliance with the restrictions embodied in the covenants in its amended debt agreements and, with respect to subordinated distributions, (i) achieves compliance with the original restrictions embodied in the covenants in its bank facility agreement and (ii) pays any distribution arrearages on the Propane Partnership's publicly traded common units in full, currently aggregating $5.3 million with respect to the third and fourth quarters of 1998. Accordingly, it is unlikely the Company will receive any distributions from the Propane Partnership in the foreseeable future.

     On April 5, 1999, the Propane Partnership and Columbia Propane Corporation, a subsidiary of Columbia Energy Group, signed a definitive purchase agreement pursuant to which Columbia Propane Corporation will commence a tender offer to acquire all of the outstanding common units of the Propane Partnership for $12.00 in cash per common unit, which tender offer is the first step of a two-step transaction. In the second step, subject to the terms and conditions of the purchase agreement, Columbia Propane, L.P. would acquire the Company's interests in the propane business, except for a 1% limited partnership interest in the Operating Partnership, in consideration of cash of $2.1 million and the forgiveness of approximately $15.8 million of the note payable to the Propane
Partnership discussed above, and the Propane Partnership would merge into Columbia Propane, L.P. As part of the second step, any remaining common unit holders of the Propane Partnership would receive, in cash, $12.00 per common unit and the Company would repay the remaining approximate $14.9 million of the note payable to the Propane Partnership.

     The Board of Directors of National Propane Corporation, acting on the recommendation of its Special Committee (formed to evaluate and make a recommendation on behalf of the Propane Partnership's common unit holders with respect to the transaction) has unanimously approved this transaction and unanimously recommended that the Propane Partnership's unitholders tender their units pursuant to the offer.

     The tender offer is expected to commence on April 9, 1999. The offer for the common units will be subject to certain conditions, including there being tendered by the expiration date and not withdrawn, at least a majority of the outstanding common units on a fully diluted basis. There can be no assurance that this sale will be consummated.

     The Company presently anticipates this sale would result in a gain to the Company. Under the sale, the Company would maintain financial interests in the propane business, through retention of a 1% limited partnership interest in the Operating Partnership and the Propane Guarantee. Accordingly, the results of operations of the propane segment and any resulting gain or loss from Partnership Sale will not be accounted for as a discontinued operation.

     At December 31, 1998 the Operating Partnership was not in compliance with a covenant under its bank facility and is forecasting non-compliance with the same covenant as of March 31, 1999. The Operating Partnership has received an unconditional waiver of such non-compliance from its bank facility lenders with respect to the non-compliance as of December 31, 1998 and a conditional waiver with respect to future covenant non-compliance with such covenant through August 31, 1999. A number of the conditions to such conditional waiver are directly related to the sale of the Propane Partnership discussed above. Should the conditions not be met, or the waiver expire and the Operating Partnership be in default of its bank facility, the Operating Partnership would also be in default of the first mortgage notes by virtue of cross-default provisions. As a result of the forecasted non-compliance as of March 31, 1999, the conditions of the waiver and the cross-default provisions of the first mortgage notes, the Company understands the Propane Partnership intends to classify all of the outstanding obligations under the bank facility and first mortgage notes as a current liability as of December 31, 1998. In addition, the Company understands that as a result of the forecasted non-compliance, the conditional nature of the waiver and its effectiveness only through September 1, 1999 with respect to the forecasted non-compliance and the fact that a definitive agreement for the sale of the Propane Partnership may not have been executed and delivered by the time the Propane Partnership's financial statements for the year ended December 31, 1998 are issued, the independent auditors may render an opinion on the Propane Partnership's financial statements for the year ended December 31, 1998 which emphasizes doubt as to the Propane Partnership's ability to continue as a going concern for a reasonable period of time. If the sale of the Propane Partnership is not consummated and the lenders are unwilling to extend the waiver, (i) the Propane Partnership could seek to otherwise refinance its indebtedness, (ii) Triarc might consider buying the banks' loans to the Operating Partnership ($16.0 million principal amount outstanding as of January 3, 1999) or (iii) the Propane Partnership could be forced to seek protection under the Federal bankruptcy laws. In such latter event, National Propane Corporation may be required to honor its guarantee of the Operating Partnership's obligations under the bank facility and the first mortgage notes. As a result, Triarc may be required to pay a $30.0 million demand note payable to National Propane Corporation, and National Propane Corporation would be required to surrender the note (if the Company has not yet paid it) or the proceeds from such note, as well as the Company's partnership interests, to the lenders.

Cash Requirements

     As of January 3, 1999, the Company's cash requirements, exclusive of operating cash flow requirements but giving effect for the 1999 refinancing transactions and the tender offer, consist principally of (i) up to $101.4 million for treasury stock repurchases pursuant to the tender offer (including an estimated $1.0 million of related fees and expenses) (ii) capital expenditures of approximately $11.0 million, (iii) scheduled debt principal repayments aggregating $10.0 million, (iv) a Federal income tax payment of $5.0 million assuming the tentative settlement of the remaining income tax audit issues for the tax years 1989 through 1992 is approved by the Joint Committee and (v) the cost of business acquisitions, if any, in addition to the $17.3 million acquisition of Millrose and Mid-State in connection with the 1999 refinancing transactions. The Company anticipates meeting all of such requirements through existing cash and cash equivalents and short-term investments (aggregating $237.4 million, net of $23.6 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in the accompanying consolidated balance sheet as of January 3, 1999), net proceeds from the 1999 refinancing transactions, net of the concurrent uses previously identified, of approximately $156.8 million, cash flows from operations and/or availability under Triarc Consumer Products' $60.0 million revolving credit facility.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (i) cash and cash equivalents and short-term investments (aggregating $145.7 million, net of $23.6 million of obligations for short-term investments sold but not yet purchased as of January 3, 1999), (ii) investment income on its cash equivalents and short-term investments and (iii) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and reimbursement by certain subsidiaries to Triarc in connection with the (a) providing of certain management services and (b) payments under tax-sharing agreements with certain subsidiaries.

     Triarc's principal subsidiaries, other than CFC Holdings Corp. (until its merger into Triarc on February 23, 1999), the then parent of RC/Arby's, and National Propane Corporation, were unable to pay any dividends or make any loans or advances to Triarc during 1998 and as of January 3, 1999 under the terms of the various indentures and credit arrangements then in effect, except as follows. As permitted under the existing beverage credit agreement, a one-time dividend of $21.3 million was paid to Triarc by Triarc Beverage Holdings during 1998. Additionally, a dividend of $2.3 million was paid to Triarc by Cable Car prior to Cable Car becoming a borrower under such credit agreement. While there are no restrictions applicable to National Propane Corporation, National Propane Corporation is dependent upon cash flows from the Propane Partnership, principally quarterly distributions from the Propane Partnership. As set forth above, National Propane Corporation received $3.0 million of distributions in 1998, but it is unlikely National Propane Corporation will receive any distributions in the foreseeable future. While there were no restrictions applicable to CFC Holdings, CFC Holdings was dependent upon cash flows from RC/Arby's to pay dividends and, as of January 3, 1999, RC/Arby's was unable to pay any dividends or make any loans or advances to CFC Holdings. In connection with the 1999 refinancing transactions as described above, Triarc Consumer Products distributed, on a one-time basis, $215.5 million to Triarc during the first quarter of 1999, but will not be permitted to pay any other dividends to Triarc except for certain defined amounts in the event of consummation of a securitization of certain assets of Arby's.

     Triarc's indebtedness to consolidated subsidiaries of $30.0 million as of January 3, 1999 represents the $30.0 million note payable to National Propane Corporation bearing interest at 13 1/2% payable in cash. While such note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to such cash interest. The note requires no principal payments during the remainder of 1998, assuming no demand is made thereunder, and none is anticipated unless National Propane Corporation is required to honor the guarantee of obligations under the bank facility and the first mortgage notes and surrender the proceeds from such note to the propane bank facility lenders. As described above, Triarc also has indebtedness of $30.7 million under a note payable to the Propane Partnership which requires no principal payments during 1999 and $1.2 million under a note payable to Chesapeake Insurance which requires principal payments aggregating $0.2 million during 1999.

     During 1998, Triarc's operating activities used cash of $18.8 million which was net of dividends from subsidiaries of $29.5 million, including the one-time dividends of $23.6 million from Triarc Beverage Holdings and Cable Car and $3.0 million of dividends from subsidiaries provided by the pass-through of distributions from the Propane Partnership. Triarc expects positive operating cash flows for the year ended January 2, 2000 reflecting higher dividends and any resulting investment income due to the one-time cash distributions of $215.5 million from Triarc Consumer Products in the first quarter of 1999 in connection with the 1999 refinancing transactions and the investment of such cash to the extent it is not used for other purposes.

     Triarc's principal cash requirements for 1999 are (i) up to $101.4 million for treasury stock repurchases pursuant to the tender offer (including an estimated $1.0 million of related fees and expenses), (ii) payments of general corporate expenses, (iii) interest due on the $30.7 million note payable to the Propane Partnership, (iv) a Federal income tax payment of $5.0 million assuming the tentative settlement of the remaining IRS audit issues for the tax years 1989 through 1992 is approved by the Congressional Joint Committee on Taxation and (v) the cost of business acquisitions, if any. Triarc expects to be able to meet all of such cash requirements through (i) existing cash and cash equivalents and short-term investments and (ii) cash flows from operating activities, including the one-time cash distributions received from Triarc Consumer Products.

LEGAL AND ENVIRONMENTAL MATTERS

     In addition to the shareholder lawsuits in connection with the proposal by the Executives and the Dutch Auction tender offer discussed above, the Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1.9 million as of January 3, 1999. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

YEAR 2000

     The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. The Company's study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of its software and hardware systems; (3) identify its systems and computer programs with year 2000 exposure; (4) assess the impact on its operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing and (8) implement. Through the first quarter of 1999 to date, the Company has completed steps one through six and expects to complete step seven and the final implementation prior to January 1, 2000. Such study addressed both information technology ("IT") and non-IT systems, including imbedded technology such as micro controllers in telephone systems, production processes and delivery systems. Certain significant systems in the Company's soft drink concentrate segment, principally Royal Crown's order processing, inventory control and production scheduling system, required remediation which was completed in the first quarter of 1999. As a result of such study and subsequent remediation, the Company has no reason to believe that any of its mission critical systems are not year 2000 compliant. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations. However, should the final testing and implementation steps reveal any year 2000 compliance problems which cannot be corrected prior to January 1, 2000, the most reasonably likely worst-case scenario is that the Company might experience a delay in production and/or fulfilling and processing orders resulting in either lost sales or delayed cash receipts, although the Company does not believe that such delay would be material. In such case, the Company's contingency plan would be to revert to a manual system in order to perform the required functions. Due to the limited number of orders received by Royal Crown on a daily basis, such contingency plan would not cause any significant disruption of business. As of January 3, 1999, the Company had incurred $0.7 million of costs in order to become year 2000 compliant, including computer software and hardware costs, and the current estimated cost to complete such remediation in 1999 is $1.3 million. Such costs incurred through January 3, 1999 were expensed as incurred, except for the direct purchase costs of software and hardware, which were capitalized. The software-related costs incurred on or after January 4, 1999 will be capitalized in accordance with the provisions of Statement of Position ("SOP") 98-1 described below.

     An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its suppliers, banking institutions, customers, payroll processors and others ("third party entities") is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are in the process of remediation and/or will be year 2000 compliant. The Company is, however, subject to certain risks with respect to these third party entities' potential year 2000 non-compliance. The Company believes that these risks are primarily associated with its banks and major suppliers, including its beverage co-packers and bottlers and the food suppliers and distributors to its restaurant franchisees. At present, the Company cannot determine the impact on its results of operations in the event of year 2000 non-compliance by these third party entities. In the most reasonably likely worst-case scenario, such year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers, in any or all of the Company's business segments. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third party entities. The Company is in the process of collecting additional information from third party entities which disclosed that remediation is required and has begun detailed evaluations of these third party entities, as well as those that could not satisfactorily respond, in order to develop its contingency plans in conjunction therewith. Such contingency plans might include the build-up of the Company's beverage inventories just prior to the year 2000 in order to mitigate the effects of temporary supply disruptions. The Company believes there are multiple vendors of the goods and services it receives from its suppliers and thus the risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. Also, no single customer accounts for more than 10% of the Company's consolidated revenues, thus mitigating the adverse risk to the Company's business if some customers are not year 2000 compliant.

     We have engaged consultants to advise us regarding the compliance efforts of each of our operating businesses. The consultants are assisting us in completing inventories of critical applications and in completing formal documentation of year 2000 compliance of hardware and software as well as mission critical customers, vendors and service providers. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on managements best estimates, which were derived using numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

INFLATION AND CHANGING PRICES

     Management believes that inflation did not have a significant effect on gross margins during 1996, 1997 and 1998, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business. In the restaurant segment in particular, the impact of any future inflation should be limited since the Company's restaurant operations are exclusively franchising following the 1997 sale of all company-owned restaurants.

SEASONALITY

     Our beverage, restaurant and propane businesses are seasonal. In the beverage businesses, the highest revenues occur during the spring and summer (April through September) and, accordingly, our second and third quarters reflect the highest revenues. Our first and fourth quarters have lower revenues from the beverage businesses. The royalty revenues of our restaurant business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. In the propane business the highest demand occurs during the peak heating season from late fall to early spring (October through April). Subsequent to the deconsolidation of the Propane Partnership, the seasonality effect of the propane business is limited to our 42.7% equity in the income or loss of the propane business and such seasonality has no effect on the Company's consolidated revenues. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, which is effective no later than for the Company's fiscal year commencing January 4, 1999, provides accounting guidance on a prospective basis for the costs of computer software developed or obtained for internal use. The SOP requires that once the computer software capitalization criteria have been met, costs of developing, upgrading and enhancing computer software for internal use, including (i) external direct costs of materials and services consumed in developing or obtaining such software and (ii) payroll and payroll-related costs for employees who are directly associated with such software project to the extent of their time spent directly on the project, should be capitalized. The Company presently capitalizes the direct purchase cost of internal-use computer software but does not capitalize either the services consumed or the internal payroll costs incurred in the implementation of such software. The Company has adopted the provisions of SOP 98-1 in the first quarter of fiscal 1999. Since
(i) the Company does not develop its own internal-use software, (ii) the Company does not anticipate obtaining significant internal use computer software, (iii) the Company currently capitalizes the direct software purchase cost and (iv) SOP 98-1 is effective prospectively only, the adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial position or results of operations.

     In April 1998 the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 broadly defines start-up activities and requires the costs of start-up activities and organization costs to be expensed as incurred. Start-up activities include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5, which is effective no later than for the Company's fiscal year commencing January 4, 1999, requires any existing deferred start-up or organization costs as of the effective date to be expensed as the cumulative effect of a change in accounting principle. Since the Company does not have any significant deferred start-up or organization costs as of January 3, 1999, the adoption of SOP 98-5 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. SFAS 133 is effective for the Company's fiscal year beginning January 3, 2000. The Company's more significant derivatives are the conversion component of its short-term investments in convertible bonds, securities sold and not yet purchased, put and call options on stocks and bonds, and interest rate cap agreements on certain of its long-term debt. The Company historically has not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in SFAS 133 should have no effect on the Company's consolidated financial position or results of operations. However, the provisions of SFAS 133 are complex and the Company is just beginning its evaluation of the implementation requirements of SFAS 133 and, accordingly, is unable to determine at this time the impact it will have on the Company's consolidated financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to the impact of interest rate changes, changes in the market value of its investments and foreign currency fluctuations.

       Policies and procedures -- In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates, changes in the market value of its investments and fluctuations in the value of foreign currencies using a variety of financial instruments it deems appropriate.

Interest rate risk

       The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objectives, the Company assesses the relative proportions of its debt under fixed versus variable rates. The Company generally uses purchased interest rate caps on a portion of its variable-rate debt to limit its exposure to increases in short-term interest rates. These cap agreements are usually at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As such, the only interest rate cap agreement outstanding as of January 3, 1999 is approximately 3% higher than the current interest rate on the related debt. In addition to its variable and fixed-rate debt, the Company's investment portfolio includes debt securities that are subject to medium term interest rate risk reflecting the portfolio's maturities between one and seven years. The fair market value of such investments will decline in value if interest rates increase.

Equity market risk

       The Company's objective in managing its exposure to changes in the market value of its investments is also to balance the risk of the impact of such changes on earnings and cash flows with the Company's expectations for long-term investment returns. The Company's primary exposure to equity price risk relates to its investments in equity securities, equity derivatives, securities sold but not yet purchased and investment limited partnerships. The Company has established policies and procedures governing the type and relative magnitude of investments which it can make. The Company has a Management Investment Committee whose duty is to oversee the Company's continuing compliance with the restrictions embodied in its policies.

 Foreign currency risk

       The Company's objective in managing its exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. The Company's primary exposure to foreign currency risk relates to its investments in certain investment limited partnerships that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, the Company has foreign currency exposure when its investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for the Company's account. The Company monitors these exposures and periodically determines its need for use of strategies intended to lessen or limit its exposure to these fluctuations. The Company also has a relatively small amount of exposure to export sales revenues and related receivables denominated in foreign currencies and also has a relatively small investment in foreign subsidiaries which are subject to foreign currency fluctuations.

Overall Market Risk

       With regard to overall market risk, the Company attempts to mitigate its exposure to such risks by assessing the relative proportion of its investments in cash and cash equivalents and the relatively stable and risk minimized returns available on such investments. The Company periodically interviews asset managers to ascertain the investment objectives of such managers and invests amounts with selected managers in order to avail itself of higher but more risk inherent returns from the selected investment strategies of these managers. The Company seeks to identify alternative investment strategies also seeking higher returns with attendant increased risk profiles for a small portion of its investment portfolio. The Company periodically reviews the returns from each of its investments and may maintain, liquidate or increase selected investments based on this review of past returns and prospects for future returns.

       The Company maintains investment portfolio holdings of various issuers, types and maturities. As of January 3, 1999, the Company had investments in the following general types or categories:



                                                                        INVESTMENT AT
                                                           INVESTMENT   FAIR VALUE OR     CARRYING
                TYPE                                         AT COST       EQUITY           VALUE    PERCENTAGE
                                                                              (IN THOUSANDS)
Cash (including cash equivalents of $152,841) .............$   161,248   $   161,248    $   161,248       59.4%
Company-owned securities accounted for as:
        Trading securities.................................     24,585        27,260         27,260       10.0%
        Available-for-sale securities......................     52,347        51,211         51,211       18.9%
Investments in investment limited partnerships accounted
      for at:
        Cost...............................................     19,345        16,136         19,345        7.1%
        Equity.............................................      4,189         4,835          4,835        1.8%
Other non-current investments accounted for at:
       Cost................................................      2,650         2,650          2,650        1.0%
       Equity..............................................      4,951         4,803          4,803        1.8%
                                                           -----------   -----------    -----------  ----------
Total cash and cash equivalents and long investment
     positions  ...........................................$   269,315   $   268,143    $   271,352      100.0%
                                                           ===========   ===========    ===========  ==========

Securities sold with an obligation for the Company
     to purchase accounted for as trading securities.......$   (20,530)  $   (23,599)   $   (23,599)        N/A
                                                           ===========   ===========    ===========  ==========



       The Company's marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses reported as a component of stockholders' equity (net of income taxes) or included as a component of net income, respectively. Investment limited partnerships and other non-current investments in which the Company does not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. The Company reviews such investments carried at cost and in which the Company has unrealized losses for any unrealized losses deemed to be other than temporary. The Company recognizes an investment loss currently for any such other than temporary losses. Investment limited partnership and other non-current investments in which the Company has significant influence over the investee are accounted for in accordance with the equity method of accounting under which the results of operations include the Company's share of the income or loss of such investees.

SENSITIVITY ANALYSIS

       For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company's measure of market risk exposure represents an estimate of the potential change in fair market value of its financial instruments. Market risk exposure is presented for each class of financial instruments held by the Company at January 3, 1999 for which an immediate adverse market movement represents a potential material impact on the financial position or earnings of the Company. The Company believes that the various rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated effects on the market value of the Company's financial instruments based upon assumed immediate adverse effects as noted below.

TRADING PORTFOLIO:



                                                           CARRYING       INTEREST         EQUITY        FOREIGN
       JANUARY 3, 1999                                       VALUE        RATE RISK      PRICE RISK   CURRENCY RISK
       ---------------                                       -----        ---------      ----------   -------------
                                                                               (IN THOUSANDS)

       Equity securities ..................................$    25,436   $      --        $  (2,544)   $     --
       Debt securities.....................................      1,824          --   (a)       (182)         --
       Securities sold but not yet purchased...............    (23,599)         --            2,360          --



     (a) These debt securities are predominately investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate and as such a change in interest rates of one percentage point would not have a material impact on the Company's financial position or earnings.

       The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which the Company is invested from their levels at January 3, 1999, with all other variables held constant. For purposes of this analysis, the Company's debt securities were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index. The Company has no foreign investments within its trading portfolio.

OTHER THAN TRADING PORTFOLIO:




                                                           CARRYING       INTEREST         EQUITY        FOREIGN
       JANUARY 3, 1999                                       VALUE        RATE RISK      PRICE RISK   CURRENCY RISK
       ---------------                                       -----        ---------      ----------   -------------
                                                                               (IN THOUSANDS)

       Cash (including cash equivalents of $152,841) ......$   161,248   $      --   (a)  $     --   $       --
       Available-for-sale equity securities ...............     28,419          --           (2,842)         --
       Available-for-sale debt securities..................     22,792       (2,279)            --           --
       Other investments...................................     31,633         (854)         (1,320)        (970)
       Long-term debt......................................    708,959       (2,843)            --           --



     (a) Due to the short-term nature of the cash equivalents, a change in interest rates of one percentage point would not have a material impact on the Company's financial position or earnings.

       The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at January 3, 1999 and an instantaneous 10% decrease in the equity markets in which the Company is invested from their levels at January 3, 1999, both with all other variables held constant. The increase of one percentage point with respect to the Company's available-for-sale debt securities represents an assumed average 10% decline as the weighted average interest rate of such debt securities at January 3, 1999 approximated 10%. The change of one percentage point with respect to the Company's long-term debt represents an assumed average 11% decline as the weighted average interest rate of the Company's variable-rate debt at January 3, 1999 approximated 9% and relates to only the Company's variable-rate debt since a change in interest rates on fixed-rate debt would not affect the Company's earnings. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on the Company's earnings and not its financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the U.S. dollar from their levels at January 3, 1999, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships accounted for at cost, the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for investments, other than investment limited partnerships, accounted for in accordance with the equity method and included in "other investments" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Independent Auditors' Report........................................
Consolidated Balance Sheets as of December 28, 1997
  and January 3, 1999...............................................
Consolidated Statements of Operations for the year
  ended December 31, 1996 and the fiscal years ended
  December 28, 1997 and January 3, 1999.............................
Consolidated Statements of Stockholders' Equity
   for the year ended December 31, 1996 and the
   fiscal years ended December 28, 1997 and January 3, 1999.........
Consolidated Statements of Cash Flows for the year ended
   December 31, 1996 and the fiscal years ended December 28,
   1997 and January 3, 1999.........................................
Notes to Consolidated Financial Statements..........................

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


         We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

New York, New York
March 26, 1999
(April 5, 1999 as to Note 27)



                                         TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 28,    JANUARY 3,
                                                                                                1997            1999
                                                                                                ----            ----

                                         ASSETS

Current assets:
    Cash (including cash equivalents of $122,131 and $152,841)..............................$    129,480   $    161,248
    Short-term investments (Note 5).........................................................      46,165         99,729
    Receivables (Note 6)....................................................................      77,882         67,724
    Inventories (Note 6)....................................................................      57,394         46,761
    Deferred income tax benefit (Note 10)...................................................      38,120         28,368
    Prepaid expenses and other current assets...............................................       6,718          5,667
                                                                                            ------------   ------------
         Total current assets...............................................................     355,759        409,497
Investments (Notes 7 and 27)................................................................      31,499         10,375
Properties (Note 6).........................................................................      33,833         31,272
Unamortized costs in excess of net assets of acquired companies (Note 6)....................     279,225        268,436
Trademarks (Note 6).........................................................................     269,201        261,906
Deferred costs and other assets (Note 6)....................................................      35,356         38,406
                                                                                            ------------   ------------
                                                                                            $  1,004,873   $  1,019,892
                                                                                            ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt (Notes 8, 9 and 26)...................................$     13,932   $      9,978
    Accounts payable .......................................................................      63,237         58,257
    Accrued expenses (Note 6)...............................................................     148,504        132,904
                                                                                            ------------   ------------
         Total current liabilities..........................................................     225,673        201,139
Long-term debt (Notes 8, 9 and 26)..........................................................     604,680        698,981
Deferred income taxes (Note 10).............................................................      92,577         87,195
Deferred income and other liabilities.......................................................      37,955         21,663
Commitments  and  contingencies  (Notes 3, 7, 10,  20, 21 and 23)
Stockholders' equity (Notes 11 and 26):
    Class A common stock, $.10 par value; authorized 100,000,000 shares,
          issued 29,550,663 shares .........................................................       2,955          2,955
    Class B common stock, $.10 par value; authorized 25,000,000 shares,
          issued 5,997,622 shares...........................................................         600            600
    Additional paid-in capital..............................................................     204,291        204,539
    Accumulated deficit.....................................................................    (115,440)      (100,804)
    Less Class A common stock held in treasury at cost; 3,951,265 and
          6,250,908 shares..................................................................     (45,456)       (94,963)
    Accumulated other comprehensive deficit.................................................        (979)          (600)
    Unearned compensation...................................................................      (1,983)          (813)
                                                                                            ------------   ------------
          Total stockholders' equity .......................................................      43,988         10,914
                                                                                            ------------   ------------
                                                                                            $  1,004,873   $  1,019,892
                                                                                            ============   ============

                                              See accompanying  notes to consolidated  financial statements.





                                         TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands except per share amounts)

                                                                                         YEAR ENDED
                                                                     ------------------------------------------------
                                                                      DECEMBER  31,     DECEMBER 28,      JANUARY 3,
                                                                         1996               1997             1999

Revenues:
   Net sales..........................................................$    870,856    $     794,790     $     735,436
   Royalties, franchise fees and other revenues.......................      57,329           66,531            79,600
                                                                      ------------    -------------     -------------
                                                                           928,185          861,321           815,036
                                                                      ------------    -------------     -------------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization.............     573,241          452,312           390,883
   Advertising, selling and distribution (Note 1).....................     143,343          188,503           197,065
   General and administrative.........................................     110,339          115,335           110,025
   Depreciation and amortization, excluding amortization
     of deferred financing costs......................................      46,015           39,319            35,221
   Acquisition related (Note 12)......................................          --           31,815               --
   Facilities relocation and corporate restructuring (Note 13)........       8,800            7,075               --
   Reduction in carrying value of long-lived assets
      to be disposed (Note 3).........................................      64,300              --                --
                                                                      ------------    -------------     ------------
                                                                           946,038          834,359           733,194
                                                                      ------------    -------------     -------------
         Operating profit (loss)......................................     (17,853)          26,962            81,842
Interest expense .....................................................     (71,025)         (71,648)          (70,806)
Investment income, net (Note 14)......................................       8,069           12,793            12,178
Gain on sale of businesses, net (Note 15).............................      77,000            4,955             7,215
Other income (expense), net (Note 16).................................        (126)           3,848            (1,786)
                                                                      ------------    -------------     -------------
         Income (loss) from continuing operations before
            income taxes and minority interests.......................      (3,935)         (23,090)           28,643
(Provision for) benefit from income taxes (Note 10)...................      (7,934)           4,742           (16,607)
Minority interests in net income of a consolidated subsidiary
     (Note 3)........................................................       (1,829)          (2,205)               --
                                                                         ----------      -----------       ----------
         Income (loss) from continuing operations.....................     (13,698)         (20,553)           12,036
Income from discontinued operations (Note 17).........................       5,213           20,718             2,600
                                                                      ------------    -------------     -------------
         Income (loss) before extraordinary items.....................      (8,485)             165            14,636
Extraordinary items (Note 18).........................................      (5,416)          (3,781)              --
                                                                      -------------   -------------     -------------
         Net income (loss)............................................$    (13,901)   $      (3,616)    $      14,636
                                                                      =============   =============     =============

Basic income (loss) per share (Note 4):
         Continuing operations........................................$       (.46)   $        (.68)    $         .40
         Discontinued operations......................................         .18              .69               .08
         Extraordinary items..........................................        (.18)            (.13)              --
                                                                      -------------   -------------     ------------
         Net income (loss)............................................$       (.46)   $        (.12)    $         .48
                                                                      =============   =============     =============

Diluted income (loss) per share (Note 4):
         Continuing operations........................................$       (.46)   $        (.68)    $         .38
         Discontinued operations......................................         .18              .69               .08
         Extraordinary items..........................................        (.18)            (.13)              --
                                                                      -------------   -------------     ------------
         Net income (loss)............................................$       (.46)   $        (.12)    $         .46
                                                                      =============   =============     =============

                                               See accompanying  notes to consolidated  financial statements.





                                                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 (IN THOUSANDS)
                                                                                                       CUMULATIVE OTHER
                                                                                                   COMPREHENSIVE INCOME (LOSS)
                                                                                                   ---------------------------
                                                                                                     UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                                                                                     "AVAILABLE-
                                                    ADDITIONAL                                        FOR-SALE"   CURRENCY
                                          COMMON     PAID-IN      ACCUMULATED   TREASURY   UNEARNED   MARKETABLE TRANSLATION
                                           STOCK     CAPITAL       DEFICIT       STOCK   COMPENSATION SECURITIES  ADJUSTMENT  TOTAL
                                           -----     -------       -------       -----   ------------ ----------  ----------  -----

Balance at December 31, 1995..............$ 3,398   $  162,020   $  (97,923)  $ (45,931)  $  (1,013)  $     99  $  --    $  20,650
    Comprehensive loss:
       Net loss...........................    --           --       (13,901)        --          --         --      --      (13,901)
       Unrealized gains on  "available-for-
          sale" investments (Note 5)......    --           --           --          --          --         500     --          500
                                                                                                                         ---------
       Comprehensive loss.................    --           --           --          --          --         --      --      (13,401)
                                                                                                                         ---------
    Amortization of below market stock
        options (Note 11).................    --           --           --          --          489        --      --          489
    Forfeiture of below market stock
        options (Note 11).................    --          (852)         --          --          219        --      --         (633)
    Purchases of common shares for
        treasury  (Note 11)...............    --           --           --         (496)        --         --      --         (496)
    Issuances of common shares from
        treasury at average cost upon
        exercise of stock options.........    --            (5)         --          113         --         --      --          108
    Other.................................    --             7          --           41         --         --      --           48
                                          -------     --------    ---------   ---------  ----------   --------  ------   ---------
Balance at December 31,  1996.............  3,398      161,170     (111,824)    (46,273)       (305)       599     --        6,765
    Comprehensive loss:
        Net loss..........................    --           --        (3,616)        --          --         --      --       (3,616)
        Unrealized losses on  "available-for-
           sale" investments (Note 5).....    --           --           --          --          --      (1,336)    --       (1,336)
        Net change in currency translation
         adjustment.......................    --           --           --          --          --         --     (242)       (242)
                                                                                                                         ---------
        Comprehensive loss................    --           --           --          --          --         --      --       (5,194)
                                                                                                                         ---------
     Grant of below  market  stock
       options  including  equity in
       grant of unit options of
       propane subsidiary
       (Note 11)..........................    --         3,501          --          --       (3,383)       --      --          118
      Amortization of below market stock
         options including equity in
         amortization associated with unit
         options of propane subsidiary
         (Note 11)........................    --           --           --          --        1,592        --      --        1,592
      Forfeiture of below market stock
        options (Note 11).................    --          (506)         --          --          113        --      --         (393)
      Issuance of Class A Common Stock
          in connection with the Stewart's
        acquisition (Notes 3 and 11)......    157       36,602          --          --          --         --      --       36,759
    Fair value of stock options issued in
      Stewart's acquisition (Note 3)......    --         2,788          --          --          --         --      --        2,788
      Tax benefit from exercises of stock
        options (Note 11).................    --           613          --          --          --         --      --          613
    Purchases of common shares for
        treasury (Note 11)................    --           --           --       (1,594)        --         --      --       (1,594)
    Issuances of common shares from
        treasury at average cost upon
        exercise of stock options
        (Note 11).........................    --            82          --        2,351         --         --      --        2,433
    Other.................................    --            41          --           60         --         --      --          101
                                          -------   ----------   ----------   ---------   ---------   --------  ------   ---------
Balance at December 28, 1997..............  3,555      204,291     (115,440)    (45,456)     (1,983)      (737)   (242)     43,988
                                          -------   ----------   ----------   ---------   ---------   --------  ------   ---------
     Comprehensive income:
       Net income.........................    --           --        14,636         --          --         --      --       14,636
       Unrealized gains on "available-for-
          sale" investments (Note 5)......    --           --           --          --          --         401     --          401
       Net change in currency translation
          adjustment......................    --           --           --          --          --         --      (22)        (22)
                                                                                                                         ---------
       Comprehensive income...............    --           --           --          --          --         --      --       15,015
                                                                                                                         ---------
      Forfeiture of below market stock
        options (Note 11).................    --           (27)         --          --           13        --      --          (14)
      Amortization of below market stock
        options including equity in
        amortization associated with unit
        options of propane subsidiary
        (Note 11).........................    --           --           --           --       1,157        --      --        1,157
    Tax benefit from exercises of stock
        options (Note 11).................    --         1,410          --          --          --         --      --        1,410
    Purchases of common shares for
        treasury including 1,000 common
        shares in connection with the
        issuance of the Debentures
        (Notes 8 and 11)..................    --           --           --      (54,680)        --         --      --      (54,680)
    Issuances of common shares from
        treasury at average cost upon
        exercise of stock  options
         (Note 11)........................    --        (1,169)         --        5,108         --         --      --        3,939
    Other.................................    --            34          --           65         --         --      --           99
                                          -------   ----------  -----------   ---------  ----------   --------  ------   ---------
Balance at January 3, 1999................$ 3,555   $  204,539  $  (100,804)  $ (94,963) $     (813)  $   (336) $ (264)  $  10,914
                                          =======   ==========  ===========   =========  ==========   ========  ======   =========


                                           See  accompanying  notes to  consolidated financial statements.


                                             TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                      DECEMBER 31,     DECEMBER 28,     JANUARY 3,
                                                                         1996              1997            1999
                                                                         ----              ----            ----

Cash flows from operating activities:
   Net income (loss)...............................................   $  (13,901)     $    (3,616)     $     14,636
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Amortization of costs in excess of net assets of acquired
        companies, trademarks and certain other items..............       16,428           21,661            24,585
      Depreciation and amortization of properties..................       29,587           17,658            10,636
      Amortization of original issue discount and deferred
        financing costs ...........................................        5,733            5,014            10,562
      Reduction in carrying value of long-lived assets.............       64,300              --                --
      Provision for doubtful accounts..............................        5,680            5,003             2,387
      Cost of trading securities purchased ........................          --               --            (55,394)
      Proceeds from sales of trading securities....................          --               --             30,412
      Net recognized (gains) losses from transactions in
        investments and short positions............................         (700)          (4,871)              193
      Gain on sale of businesses, net..............................      (77,000)          (4,955)           (7,215)
      Net provision (payments) for acquisition related costs.......           --           24,483            (6,025)
      Write-off of unamortized deferred financing costs and,
        in 1996, original issue discount...........................       12,245            6,178               --
      Discount from principal on early extinguishment of debt......       (9,237)             --                --
      Income from discontinued operations..........................       (5,213)         (20,718)           (2,600)
      Other, net...................................................        2,727            3,773            (1,690)
      Changes in operating assets and liabilities:
            Decrease (increase) in receivables.....................       (6,290)          17,423             7,581
            Decrease (increase) in inventories.....................      (17,562)           5,814            10,607
            Decrease in prepaid expenses and other current assets..          786            6,618             1,051
            Increase (decrease) in accounts payable and accrued
              expenses ............................................       22,696          (25,702)          (24,657)
                                                                      ----------      -----------      ------------
                  Net cash provided by operating activities........       30,279           53,763            15,069
                                                                      ----------      -----------      ------------
Cash flows from investing activities:
   Cost of available-for-sale securities and limited partnerships .      (64,409)         (60,373)         (107,093)
   Proceeds from available-for-sale securities and limited
      partnerships.................................................       21,598           62,919            78,248
   Proceeds from securities sold short, net of payments to cover
      short positions..............................................          --               --             21,340
   Proceeds from sale of investment in Select Beverages, Inc.......          --               --             28,342
   Cash of Chesapeake Insurance Company Limited sold...............          --               --             (8,864)
   Net proceeds from sale of the textile business in 1996 and the
      dyes and specialty chemicals business in 1997................      236,824           64,410               --
   Acquisition of Snapple Beverage Corp. ..........................          --          (311,915)              --
   Capital expenditures including ownership interests in aircraft..      (29,340)         (13,906)          (15,931)
   Other...........................................................       (2,275)          (1,753)           (3,540)
                                                                      ----------      -----------      ------------
                  Net cash provided by (used in) investing
                     activities....................................      162,398         (260,618)           (7,498)
                                                                      ----------      -----------      ------------
Cash flows from financing activities:
   Proceeds from long-term debt ...................................      129,026          316,012           100,163
   Repayments of long-term debt ...................................     (382,051)         (80,243)          (24,158)
   Proceeds from stock option issuances............................          108            2,433             3,939
   Repurchases of common stock for treasury........................         (496)          (1,594)          (54,680)
   Deferred financing costs........................................       (7,299)         (11,479)           (4,000)
   Distributions paid on propane partnership common units..........       (3,309)         (14,073)              --
   Net proceeds from sale of partnership units in the propane
     subsidiary ...................................................      124,749              --                --
   Other...........................................................          (50)            (651)               35
                                                                      ----------      -----------      ------------
                   Net cash provided by (used in) financing
                     activities....................................     (139,322)         210,405            21,299
                                                                      ----------      -----------      ------------
Net cash provided by continuing operations.........................       53,355            3,550            28,870
Net cash provided by (used in) discontinued operations.............       36,788          (23,644)            2,898
Decrease in cash due to deconsolidation of propane business........          --            (4,616)              --
                                                                      ----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents...............       90,143          (24,710)           31,768
Cash and cash equivalents at beginning of year.....................       64,047          154,190           129,480
                                                                      ----------      -----------      ------------
Cash and cash equivalents at end of year ..........................   $  154,190      $   129,480      $    161,248
                                                                      ==========      ===========      ============


Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
       Interest....................................................   $   66,537      $    63,823      $     60,112
                                                                      ==========      ===========      ============
       Income taxes, net...........................................   $    1,529      $     5,688      $     13,695
                                                                      ==========      ===========      ============



      Due to their noncash nature, the following transactions are not reflected in the 1997 consolidated statement of cash flows:

      On November 25, 1997 Triarc issued 1,566,858 shares of Class A Common Stock in exchange for all of the outstanding stock of Cable Car Beverage Corporation ("Cable Car") and issued 154,931 stock options in exchange for all of the outstanding stock options of Cable Car. See Note 3 to the consolidated financial statements for further discussion of this acquisition.

      Effective December 28, 1997 the Company adopted certain amendments to the partnership agreements of National Propane Partners, L.P. (the "Propane Partnership") and its subpartnership such that the Company no longer has substantive control over the Propane Partnership (see Note 7 to the consolidated financial statements) and, accordingly, deconsolidated the Propane Partnership as of such date (the "Deconsolidation"). The effect of the Deconsolidation is not reflected in the statement of cash flows for the year ended December 28, 1997.


    See  accompanying  notes  to  consolidated  financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 3, 1999


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as "Triarc" and, collectively with its subsidiaries, as the "Company") and its principal subsidiaries. The principal subsidiaries of the Company, all wholly-owned as of January 3, 1999, are Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings" formed in 1997), CFC Holdings Corp. ("CFC Holdings"), National Propane Corporation ("National Propane") and Cable Car Beverage Corporation ("Cable Car" - acquired November 25, 1997). The Company's wholly-owned subsidiaries at January 3, 1999 also included TXL Corp. ("TXL") and Southeastern Public Service Company ("SEPSCO"). Triarc Beverage Holdings has as its wholly-owned subsidiaries Snapple Beverage Corp. ("Snapple" - acquired May 22, 1997) and Mistic Brands, Inc. ("Mistic"). CFC Holdings has as its wholly-owned subsidiaries RC/Arby's Corporation ("RC/Arby's") and Chesapeake Insurance Company Limited ("Chesapeake Insurance") prior to its sale on December 30, 1998 (see Note 3). RC/Arby's has as its principal wholly-owned subsidiaries Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's"). Additionally, RC/Arby's has three wholly-owned subsidiaries which, prior to the May 1997 sale of all company-owned restaurants, owned and/or operated Arby's restaurants, consisting of Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company and Arby's Restaurant Operations Company. National Propane and its subsidiary National Propane SGP Inc. ("SGP") own a combined 42.7% interest in National Propane Partners, L.P. (the "Propane Partnership"), a limited partnership organized in 1996 to acquire, own and operate the propane business of National Propane, and a subpartnership. National Propane and SGP are the general partners of the Propane Partnership. The entity representative of both the operations of (i) National Propane prior to a July 2, 1996 conveyance of certain of its assets and liabilities (see Note
3) to a subsidiary partnership of the Propane Partnership and (ii) the Propane Partnership subsequent thereto, is referred to herein as "National". National was consolidated through December 28, 1997 and subsequent thereto the Propane Partnership is accounted for in accordance with the equity method (see Notes 3 and 7). TXL owned C.H. Patrick & Co., Inc. ("C.H. Patrick") prior to its sale on December 23, 1997 and operated the Textile Business (see Note 3) prior to the sale of such business in April 1996. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for a discussion of the acquisitions and dispositions referred to above.

CHANGE IN FISCAL YEAR

      Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997 and its 1998 fiscal year commenced December 29, 1997 and ended on January 3, 1999. Such periods are referred to herein as (i) "the year ended December 28, 1997" or "1997" and (ii) "the year ended January 3, 1999" or "1998", respectively. December 28, 1997 and January 3, 1999 are referred to herein as "Year-End 1997" and "Year-End 1998", respectively.

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

INVESTMENTS

Short-Term Investments

      Short-term   investments   include  marketable   securities  with  readily
determinable fair values and investments in equity securities which are not readily marketable. The Company's marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders' equity (net of income taxes) or included as a component of net income, respectively. Investments in short-term equity securities which are not readily marketable are accounted for at cost. The Company reviews such investments carried at cost, and in which the Company has unrealized losses, for any such unrealized losses deemed to be other than temporary. The Company recognizes an investment loss currently for any such other than temporary losses. The cost of securities sold for all marketable securities is determined using the specific identification method.

Non-Current Investments

      The Company's non-current investments include investments in which it has significant influence over the investee ("Equity Investments") and which are accounted for in accordance with the equity method of accounting under which the consolidated results include the Company's share of income or loss of such investees. Investments in investees in which the Company does not have such influence are accounted for at cost. The excess, if any, of the carrying value of the Company's investments in Equity Investments over the underlying equity in net assets of each investee is being amortized to equity in earnings (losses) of investees included in "Other income (expense), net" (see Note 16) on a straight-line basis over 15 (for an investment purchased in 1998) or 35 (for an investment purchased in 1997 and sold in 1998) years. The Company's non-current investments in which it does not have significant influence over the investee are carried at cost. The Company reviews such investments carried at cost, and in which the Company has unrealized losses, for any such unrealized losses deemed to be other than temporary. The Company recognizes an investment loss currently for any such other than temporary losses. See Notes 7 and 27 for further discussion of the Company's non-current investments.

Securities Sold But Not Yet Purchased

      Securities sold but not yet purchased are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income.

INVENTORIES

      The Company's inventories are stated at the lower of cost or market. After the April 1996 sale of the Textile Business and the December 1997 sale of C.H. Patrick (see Note 3), for which the cost of certain inventories was determined on the last-in, first-out basis, and the Deconsolidation (effective December 28, 1997 - see Note 3) of the Propane Partnership (see Note 7) for which the cost of inventories is determined on the average cost basis which approximated the first-in, first-out ("FIFO") basis, the cost of the inventories of the remaining businesses of the Company is determined on the FIFO basis.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

      Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 15 years for machinery and equipment and 15 to 40 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

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

IMPAIRMENTS

Intangible Assets

      The amount of impairment, if any, in unamortized Goodwill is measured based on projected future operating performance. To the extent future operating performance of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Long-Lived Assets

      The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, the impairment loss is recognized for the excess of the carrying value over the fair value of an asset to be held and used or over the net realizable value of an asset to be disposed.

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into interest rate cap agreements in order to protect against significant interest rate increases on certain of its floating-rate debt. The costs of such agreements are amortized over the lives of the respective agreements. The only cap agreement outstanding as of January 3, 1999 is approximately 3% higher than the interest rate on the related debt as of such date.

      The Company had an interest rate swap agreement (see Note 8) entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt until the agreement's maturity in 1996. Losses or gains were recognized as incurred or earned as a component of interest expense, effectively correlated with the fair value of the underlying debt. In addition, a payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, was amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

STOCK-BASED COMPENSATION

      The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options and restricted stock is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount, if any, an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recognized currently based on the change in the market price of the Company's common stock during each period.

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

ADVERTISING COSTS

      The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $39,386,000, $41,740,000 and $48,389,000 for 1996, 1997 and
1998, respectively. In addition the Company supports its beverage bottlers and distributors with promotional allowances, a portion of which is utilized for indirect advertising by such bottlers and distributors. Promotional allowances amounted to $74,597,000, $106,687,000 and $100,861,000 for 1996, 1997 and 1998,
respectively.

INCOME TAXES

      The Company files a consolidated Federal income tax return with all of its subsidiaries except Chesapeake Insurance (through its sale on December 30, 1998), a foreign corporation. The income of the Propane Partnership, other than that of a corporate subsidiary, is taxable to its partners and not the Propane Partnership and, accordingly, income taxes for 1996 and 1997 are provided on the income of the Propane Partnership only to the extent of its ownership by the Company. Subsequently, income taxes are provided (credited) on the Company's equity in the earnings or losses of the Propane Partnership. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

      The Company records sales principally when inventory is shipped or delivered. Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

RECLASSIFICATIONS

      Certain  amounts  included  in the  prior  years'  consolidated  financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

(2)   SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

      The Company is predominantly a holding company which is engaged in four lines of business: premium beverages, soft drink concentrates, restaurants and propane (see Note 27). The premium beverage segment represents approximately 75% of the Company's consolidated revenues for the year ended January 3, 1999, the soft drink concentrate segment represents approximately 15% of such revenues, and the restaurant segment represents approximately 10% of such revenues. There are no reported revenues in the propane segment since the Propane Partnership is accounted for in accordance with the equity method effective December 28, 1997 (see Note 7). Prior to the sales of C.H. Patrick and the Textile Business (see next paragraph), the Company had operations in the textile business.

     The premium beverage segment markets and distributes, principally to distributors and, to a lesser extent, directly to retailers, premium beverages and/or ready-to-drink iced teas under the principal brand names Snapple(R), Whipper Snapple(R), Snapple Farms(R), Mistic(R), Mistic Rain Forest Nectars(R), Mistic Fruit Blast(TM) and Stewart's(R). The soft drink concentrate segment produces and sells, to bottlers, a broad selection of concentrates and, to a much lesser extent in 1996 and 1997 (none in 1998), carbonated beverages to distributors. These products are sold principally under the brand names RC Cola(R), Diet RC Cola(R), Cherry RC Cola(R), Diet Rite Cola(R), Diet Rite(R) flavors, Nehi(R), Upper 10(R) and Kick(R). The restaurant segment franchises Arby's quick service restaurants representing the largest franchise restaurant system specializing in slow-roasted roast beef sandwiches. Prior to the May 1997 sale of all company-owned restaurants, the Company also operated Arby's restaurants (see Note 3). The propane segment is engaged primarily in the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and resellers. The propane segment also markets propane-related supplies and equipment including home and commercial appliances. Prior to the December 1997 sale of C.H. Patrick, the textile segment produced and marketed dyes and specialty chemicals primarily for the textile industry and, prior to the 1996 sale of the Textile Business (see Note 3), the textile segment also manufactured, dyed and finished cotton, synthetic and blended (cotton and polyester) apparel fabrics principally for (i) utility wear and (ii) sportswear, casual wear and outerwear. The aforementioned sale of C.H. Patrick was accounted for as a discontinued operation (see Note 17) and, as such, the revenues, costs and expenses of C.H. Patrick are reported as "Income from discontinued operations" in the accompanying consolidated statements of operations. The Company operates its businesses principally throughout the United States.

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

SIGNIFICANT ESTIMATES

      The Company's significant estimates are for (i) costs related to provisions for examinations of its income tax returns by the Internal Revenue Service ("IRS") (see Note 10) and (ii) provisions for unrealized losses on investments in limited partnerships deemed to be "other than temporary" (see
Note 14).

CERTAIN RISK CONCENTRATIONS

      The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of raw materials is somewhat mitigated due to the diversification of its businesses. Although premium beverages accounted for 75% of consolidated revenues in 1998, the Company believes that the risks from concentrations within the premium beverage segment are mitigated for several reasons. No customer of the premium beverage segment accounted for more than 3% of consolidated revenues in 1998. While the premium beverage segment has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers, the Company believes that, if necessary, adequate raw materials can be obtained from alternate sources. The beverage segments' product offerings are varied, including fruit flavored beverages, iced teas, lemonades, carbonated sodas, 100% fruit juices, nectars and flavored seltzers. Risk of geographical concentration for all of the Company's businesses is also minimized since each of such businesses generally operates throughout the United States with minimal foreign exposure.

(3)   BUSINESS ACQUISITIONS AND DISPOSITIONS

1998 TRANSACTION

Sale of Chesapeake Insurance

      Effective December 30, 1998 the Company sold (the "Chesapeake Sale") all of the stock of Chesapeake Insurance to International Advisory Services Ltd. for $250,000 in cash and a $1,500,000 note (the "IAS Note") bearing interest at an annual rate of 6% and due in 2003. Chesapeake Insurance (i) prior to October 1993 provided certain property insurance coverage for the Company and reinsured a portion of casualty and group life insurance coverage which the Company and certain former affiliates maintained with an unaffiliated insurance company and
(ii) prior to April 1993 reinsured insurance risks of unaffiliated third parties. The collectibility of the IAS Note is subject to the favorable settlement of existing claims and there would be no realization if such claims are settled for $8,245,000 or more. Should the claims be settled for less than $8,245,000, the note would be realized at $.75 per $1.00 of such favorable settlement reaching full collection of $1,500,000 if the claims are settled for no more than the current estimate of $6,245,000. Due to this uncertainty surrounding the collection of the IAS Note, it has been fully reserved. The $1,086,000 excess of the book value of Chesapeake Insurance of $1,332,000 and related expenses of $4,000 over the cash proceeds of $250,000 was recognized in 1998 as the pretax loss on the Chesapeake Sale. Such loss was included in "General and administrative" expenses since the loss effectively represents an adjustment of prior period insurance reserves. As a result of the Chesapeake Sale, Triarc and SEPSCO notes payable to Chesapeake Insurance aggregating $1,500,000 are included in the Company's long-term debt at January 3, 1999.

1997 TRANSACTIONS

Acquisition of Snapple

     On May 22, 1997 the Company acquired (the "Snapple Acquisition") Snapple, a marketer and distributor of premium beverages, from The Quaker Oats Company ("Quaker") for $311,915,000 consisting of cash of $300,126,000 (including $126,000 of post-closing adjustments), $9,260,000 of fees and expenses and $2,529,000 of deferred purchase price. The purchase price for the Snapple Acquisition was funded from (i) $75,000,000 of cash and cash equivalents on hand which was contributed by Triarc to Triarc Beverage Holdings and (ii) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement, as amended (the "Existing Beverage Credit Agreement" - see
Note 8), entered into by Snapple, Mistic, Triarc Beverage Holdings and, as amended as of August 15, 1998, Cable Car (collectively, the "Borrowers").

     The Snapple Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Snapple to the assets acquired and liabilities assumed, along with allocations related to the other 1997 acquisitions, is presented below under "Purchase Price Allocations of Acquisitions".

     The results of operations of Snapple have been included in the accompanying consolidated statements of operations from the May 22, 1997 date of the Snapple Acquisition. See Note 19 for the unaudited supplemental pro forma condensed consolidated summary operating data of the Company (the "Pro Forma Data") (i) for the year ended December 28, 1997 giving effect to, among other things, the Snapple Acquisition and related transactions, the RTM Sale (see below), the Stewart's Acquisition (see below) and the C&C Sale (see below) and (ii) for the year ended December 31, 1996 giving effect to the Graniteville Sale (see below) and the Propane Sale (see below) as well as the above transactions reflected in the 1997 Pro Forma Data.

Stewart's Acquisition

     On November 25, 1997 the Company acquired (the "Stewart's Acquisition") Cable Car, a marketer and distributor of premium beverages in the United States and Canada, primarily under the Stewart's(R) brand, for an aggregate estimated purchase price of $40,847,000. Such purchase price consisted of (i) 1,566,858 shares of Triarc's class A common stock (the "Class A Common Stock"), with a value of $37,409,000 as of November 25, 1997 (based on the closing price of the Class A Common Stock on such date of $23.875 per share), issued in exchange for all of the outstanding stock of Cable Car, (ii) 154,931 stock options (see Note
11), with a value of $2,788,000 as of November 25, 1997, issued in exchange for all of the outstanding stock options of Cable Car and (iii) $650,000 of estimated related expenses (subsequently reduced to the actual expenses of $399,000 in 1998). Such exchanges represented 0.1722 shares of Class A Common Stock or Triarc stock options for each outstanding Cable Car share or stock option as of November 25, 1997. In addition, the Company incurred $650,000 of expenses related to the registration of the 1,566,858 shares of Class A Common Stock under the Securities Act of 1933 which was charged to "Additional paid-in capital."

     The Stewart's Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Cable Car to the assets acquired and liabilities assumed, along with allocations related to the other 1997 acquisitions, is presented below under "Purchase Price Allocations of Acquisitions". See Note 19 for the Pro Forma Data giving effect to, among other things, the Stewart's Acquisition.

Sale of Restaurants

     On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 (including $2,092,000 of post-closing adjustments) and the assumption by RTM of an aggregate $54,682,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. Effective May 5, 1997 RTM operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales. In 1997 the Company recorded a $4,089,000 loss on the sale included in "Gain on sale of businesses, net" (see Note 15) which (i) includes a $1,457,000 provision for the fair value of Triarc's guarantee of future lease commitments and debt repayments assumed by RTM (see below) and (ii) is exclusive of an extraordinary charge in connection with the early extinguishment of debt (see Note 18). The results of operations of the sold restaurants have been included in the accompanying consolidated statements of operations until the May 5, 1997 date of sale. Following the RTM Sale the Company continues as the franchisor of more than 3,000 Arby's restaurants. See
Note 19 for the Pro Forma Data giving  effect to,  among other  things,  the RTM
Sale.

     Obligations under (i) approximately $117,000,000 of operating and capitalized lease payments (approximately $98,000,000 as of January 3, 1999 assuming RTM has made all scheduled payments to date under such lease obligations) (see Note 21) and (ii) an aggregate $54,682,000 of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") payable to FFCA Mortgage Corporation which were assumed by RTM in connection with the RTM Sale (approximately $51,000,000 outstanding as of January 3, 1999 assuming RTM has made all scheduled repayments through such date), have been guaranteed by Triarc.

     In 1996 the Company recorded a charge reported as "Reduction in carrying value of long-lived assets to be disposed" including $58,900,000 to (i) reduce the carrying value of the long-lived assets to be sold by $46,000,000 to estimated fair value consisting of adjustments to "Properties" of $36,343,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of $12,900,000, principally reflecting the present value of certain equipment operating lease obligations which would not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the February 1997 agreement for the RTM Sale including the then anticipated sales price. During 1996 and 1997 the operations of the restaurants to be disposed had net sales of $228,031,000 and $74,195,000, respectively, and a pretax income (loss) of $(2,602,000) and $848,000, respectively. Such loss during 1996 and income during 1997 reflected $9,913,000 and $3,319,000, respectively, of allocated general and administrative expenses and $8,421,000 and $2,756,000, respectively, of interest expense related to the mortgage and equipment notes and capitalized lease obligations directly related to the operations of the restaurants sold to RTM.

C&C Sale

     On July 18, 1997 the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco") for $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i) $2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco subsequent to July 18, 1997 and (ii) $284,000 relating to technical services to be performed for Kelco by the Company subsequent to July 18, 1997, both under the contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pretax gain of $2,796,000 which, commencing in the third quarter of 1997, is being recognized pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco Note was not at the date of sale, and is not yet, fully assured. Accordingly, gains of $576,000 and $314,000 were recognized in "Gain on sale of businesses, net" (see Note 15) in the accompanying consolidated statements of operations for the years ended December 28, 1997 and January 3, 1999, respectively. See Note 19 for the Pro Forma Data giving effect to, among other things, the C&C Sale.

Sale of C.H. Patrick

     On December 23, 1997 the Company sold (the "C.H. Patrick Sale") the stock of C.H. Patrick to The B.F. Goodrich Company for $68,114,000 in cash, net of $3,886,000 of estimated post-closing adjustments. As a result of the C.H.
Patrick Sale, the results of C.H. Patrick, which represent the remaining operations of the Company's former textile segment, have been classified in the accompanying financial statements as discontinued operations through the date of sale (see further discussion in Note 17). Accordingly, pro forma information reflecting the C.H. Patrick Sale is not applicable. Included in "Income from discontinued operations" for the year ended December 28, 1997 is a $19,509,000 gain on the C.H. Patrick Sale, net of $3,703,000 of related fees and expenses and $13,768,000 of provision for income taxes. Such gain is exclusive of an extraordinary charge in connection with the early extinguishment of debt (see
Note 18) and reflects the write-off of $2,718,000 of Goodwill which has no tax benefit. The Company used a portion of the proceeds of the C.H. Patrick Sale to repay all of the outstanding long-term debt of C.H. Patrick and accrued interest thereon, aggregating $32,025,000.

1996 AND 1998 TRANSACTIONS

Acquisition of T.J. Cinnamons

     In August 1996 the Company acquired (the "1996 T.J. Cinnamons Acquisition") from Paramark Enterprises, Inc. ("Paramark", formerly known as T.J. Cinnamons, Inc.) the trademarks, service marks, recipes and proprietary formulae of T.J. Cinnamons, an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products for cash of $1,972,000, interest-bearing notes payable of $1,750,000 paid through September 1998, non-interest bearing obligations of $600,000 (discounted value of $546,000) paid through July 1998 resulting from non-compete agreements and stock sale restrictions and a contingent payment dependent upon achieving certain specified sales targets over a seven-year period. Further on August 27, 1998 the Company acquired (together with the 1996 T.J. Cinnamons Acquisition, the "T.J. Cinnamons Acquisition") from Paramark all of Paramark's franchise agreements for T.J. Cinnamons full concept bakeries and Paramark's wholesale distribution rights for T.J. Cinnamons products, as well as settling remaining contingent payments for the 1996 T.J. Cinnamons Acquisition. The aggregate consideration in 1998 of $3,910,000 consisted of cash of $3,000,000 and a $1,000,000 (discounted value of $910,000) non-interest bearing obligation due in equal monthly installments through August 2000.

     The T.J. Cinnamons Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of the T.J. Cinnamons Acquisition to the assets acquired and liabilities assumed (along with allocations related to the other acquisitions in 1996) is presented below under "Purchase Price Allocations of Acquisitions".

1996 TRANSACTIONS

Sale of Textile Business

     On April 29, 1996 the Company completed the sale (the "Graniteville Sale") of its textile business segment other than the specialty dyes and chemicals business of C.H. Patrick (see Sale of C.H. Patrick above) and certain other excluded assets and liabilities (the "Textile Business") to Avondale Mills, Inc. ("Avondale") for $236,824,000 in cash, net of expenses of $8,437,000 and post-closing adjustments of $12,250,000. Avondale assumed all liabilities relating to the Textile Business other than income tax liabilities, long-term debt of $191,438,000 which was repaid at the closing and certain other specified liabilities. As a result of the Graniteville Sale, the Company recorded a pretax loss in 1996 of $4,500,000 included in "Gain on sale of businesses, net" (see
Note 15) (including an $8,367,000 write-off of unamortized Goodwill which has no tax benefit) and an income tax provision of $1,500,000 resulting in an after-tax loss of $6,000,000 exclusive of an extraordinary charge in connection with the early extinguishment of debt (see Note 18). The results of operations of the Textile Business have been included in the accompanying consolidated statements of operations through April 29, 1996. See Note 19 for the Pro Forma Data for the year ended December 31, 1996 giving effect to, among other things, the sale of the Textile Business.

Sale of Propane Business

     In July 1996 the Propane Partnership consummated an initial public offering (the "IPO") and in November 1996 a subsequent private placement (the "Private Placement" and together with the IPO the "Propane Offerings" or the "Propane Sale") of units in the Propane Partnership. The Propane Offerings comprised an aggregate 6,701,550 common units representing limited partner interests (the "Common Units"), representing an approximate 57.3% interest in the Propane Partnership, for an offering price of $21.00 per Common Unit aggregating $124,749,000 net of $15,984,000 of underwriting discounts and commissions and other expenses related to the Propane Offerings. The sales of the Common Units resulted in a pretax gain to the Company in 1996 of $85,175,000 (see Note 15) and a provision for income taxes of $33,163,000. See Note 19 for the Pro Forma Data for the year ended December 31, 1996 giving effect to, among other things, the Propane Sale.

     Concurrently with the IPO, the Propane Partnership issued to National Propane 4,533,638 subordinated units (the "Subordinated Units"), representing an approximate 38.7% subordinated general partner interest in the Propane
Partnership (after giving effect to the Private Placement). In addition, National Propane and a subsidiary (the "General Partners") hold a combined aggregate 4.0% unsubordinated general partner interest (the "Unsubordinated General Partners' Interest" and, together with the Subordinated Units, the "Company's Partnership Interests") in the Propane Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership" and, together with the Propane Partnership, the "Partnerships"). In connection therewith, National Propane transferred substantially all of its propane-related assets and liabilities (principally all assets and liabilities other than a receivable from Triarc, deferred financing costs and income tax
liabilities,   net,  amounting  to  $81,392,000,   $4,127,000  and  $21,615,000,
respectively), aggregating net liabilities of $88,222,000, to the Operating Partnership. In accordance with amendments to the partnership agreements of the Partnerships effective December 28, 1997 (see further discussion in Note 7), the Company no longer has substantive control over the Propane Partnership to the point where it now exercises only significant influence and, accordingly, no longer consolidates the Propane Partnership (the "Deconsolidation"). See Note 19 for the Pro Forma Data for the years ended December 31, 1996 and December 28, 1997 giving effect to, among other things, the Deconsolidation. In 1997 and 1998 the Company recognized $8,468,000 and $2,199,000, respectively, of deferred pretax gains on the sale of the Common Units, principally reflecting the Propane Partnership distributions to the General Partners in such years in excess of the General Partners' interest in the net income or loss of the Propane Partnership. Such gains are included in "Gain on sale of businesses, net" (see Note 15).

     To the extent the Propane Partnership has net positive cash flows, it must make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the Subordinated Units and the Unsubordinated General Partners' Interest within 45 days after the end of each fiscal quarter. Commencing with the fourth quarter of 1996, the Propane Partnership paid quarterly distributions of $0.525 per Common and Subordinated Unit with a proportionate amount for the Unsubordinated General Partners' Interest, or an aggregate $5,924,000 and $24,572,000 in 1996 and 1997, respectively, including $2,616,000 and $10,499,000 to the General Partners, respectively. See Note 7 for discussion of 1998 distributions by the Propane Partnership on the Company's Partnership Interests and related restrictions on such distributions and also on distributions on the Common Units.

MINORITY INTERESTS

     The 1996 and 1997 minority interests in net income of a consolidated subsidiary of $1,829,000 and $2,205,000, respectively, represents the limited partners' weighted average interest in the net income of the Propane Partnership since it commenced operations in July 1996. There are no minority interests in 1998 or minority interest liability as of December 28, 1997 or January 3, 1999 due to the Deconsolidation.

PURCHASE PRICE ALLOCATIONS OF ACQUISITIONS

     In addition to the Snapple Acquisition, the Stewart's Acquisition and the T.J. Cinnamons Acquisition discussed above, the Company consummated several propane business acquisitions during 1996 and 1997 for cash of $2,046,000 and $8,480,000, respectively. All such acquisitions have been accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the allocation of the aggregate purchase prices and a reconciliation to business acquisitions in the accompanying consolidated statements of cash flows (in thousands):


                                                       1996            1997            1998
                                                       ----            ----            ----

      Current assets................................$      257      $   114,460     $      --
      Properties....................................       838           25,366            --
      Goodwill (amortized over 15 to 35 years)......       162          106,160           411
      Trademarks....................................     3,951          221,300         3,389
      Other assets..................................     1,106           28,612           110
      Current liabilities ..........................      (358)         (69,608)           --
      Long-term debt assumed including
          current portion...........................        --             (686)           --
      Other liabilities.............................      (188)         (66,014)           --
                                                    ----------      -----------     ---------
                                                         5,768          359,590         3,910
      Less:
          Long-term debt issued to sellers..........     1,750              757           910
          Triarc Class A Common Stock issued
            to sellers and stock options issued
            to employees, net of stock
            registration costs......................        --           40,197            --
                                                    ----------      -----------     ---------
                                                    $    4,018      $   318,636     $   3,000
                                                    ==========      ===========     =========


(4)   INCOME (LOSS) PER SHARE

      Basic income (loss) per share for 1996, 1997 and 1998 has been computed by dividing the net income or loss by the weighted average number of common shares outstanding of 29,898,000, 30,132,000 and 30,306,000, respectively. For 1996 and
1997, the diluted loss per share is the same as the basic loss per share since all potentially dilutive securities (principally stock options) would have had an antidilutive effect for both of such periods. For 1998 diluted income per share has been computed by dividing the net income by an aggregate 31,527,000 shares consisting of the 30,306,000 weighted average common shares outstanding and 1,221,000 shares from the dilutive effect of stock options computed utilizing the treasury stock method. The shares for such diluted income per share exclude any effect of the assumed conversion of the Debentures (see Note
8) since the effect thereof would have been antidilutive.

(5)   SHORT-TERM INVESTMENTS AND SECURITIES SOLD BUT NOT YET PURCHASED

Short-Term Investments

      The Company's short-term investments are stated at fair value, except for certain investments in limited partnerships which are stated either at cost, as reduced by unrealized losses deemed to be other than temporary, or at equity. Cost, as set forth in the table below, represents amortized cost for corporate debt securities and either cost or cost as reduced by unrealized losses deemed to be other than temporary (see Note 14) for investments in limited partnerships. The cost, gross unrealized gains and losses, fair value and carrying value, as appropriate, of the Company's short-term investments at December 28, 1997 and January 3, 1999 were as follows (in thousands):



                                             YEAR-END 1997                                    YEAR-END 1998
                           -----------------------------------------------   -------------------------------------------------
                                       GROSS     GROSS                                    GROSS    GROSS
                                    UNREALIZED UNREALIZED FAIR    CARRYING             UNREALIZED UNREALIZED   FAIR    CARRYING
                             COST      GAINS    LOSSES    VALUE     VALUE       COST      GAINS    LOSSES      VALUE     VALUE
                             ----      -----    ------    -----     ----        ----      -----    ------      -----     -----

Marketable securities
  Available-for-sale:
   Equity securities........$ 19,434  $  815   $(1,971) $ 18,278   $18,278   $29,036   $  4,389   $ (5,006)  $ 28,419  $ 28,419
   Corporate debt securities  17,861      98      (72)    17,887    17,887    23,311         68       (587)    22,792    22,792
                            --------  ------   ------   --------   -------   -------   --------   --------   --------  --------
          Total available-for-
             sale marketable
             securities.....  37,295  $  913   $(2,043)   36,165    36,165    52,347   $  4,457   $ (5,593)    51,211    51,211
                                       ======  =======                                 ========   ========
  Trading:
   Equity securities........     --                          --        --     22,636                           25,436    25,436
   Corporate debt securities     --                          --        --      1,949                            1,824     1,824
Investments in limited
     partnerships...........  10,000                       15,329   10,000     20,904                          18,176    21,258
                            --------                    --------- --------  ---------                        --------  --------
                            $ 47,295                     $ 51,494   $46,165  $ 97,836                         $ 96,647 $ 99,729
                            ========                     ========   =======  ========                         ======== ========



      Corporate debt securities at January 3, 1999 which are classified as available-for-sale mature as follows (in thousands):

                                                                  FAIR
      FISCAL YEARS                               COST             VALUE
                                                 ----             -----
      1999 - 2003.........................     $ 11,773        $  11,658
      2004 - 2006.........................       11,538           11,134
                                               --------        ---------
                                               $ 23,311        $  22,792
                                               ========        =========

      Proceeds from sales of available-for-sale marketable securities were approximately $21,598,000, $62,919,000 and $63,562,000 in 1996, 1997 and 1998,
respectively. Gross realized gains and gross realized losses on those sales are included in "Investment income, net" (see Note 14) in the accompanying consolidated statements of operations and are as follows (in thousands):

                                         1996           1997             1998
                                         ----           ----             ----

      Gross realized gains.............$  1,034       $   5,187     $    5,139
      Gross realized losses............    (334)           (338)          (550)
                                       --------       ---------     ----------
                                       $    700       $   4,849     $    4,589
                                       ========       =========     ==========

      The net change in the unrealized gain (loss) on available-for-sale securities included in other comprehensive income consisted of the following (in thousands):



                                                                                  1996           1997             1998
                                                                                  ----           ----             ----
      Net change in unrealized gains (losses) on available-for-sale securities:
                Unrealized appreciation (depreciation) of available-for-sale
                   securities...................................................$    912       $    (903)    $      462
              Less reclassification adjustments for prior year appreciation
                   of securities sold during the year...........................    (130)         (1,140)          (468)
                                                                                --------       ---------     ----------
                                                                                     782          (2,043)            (6)
                Equity in unrealized gain on retained interest..................     --              --             596
              Income tax (provision) benefit....................................    (282)            707           (189)
                                                                                --------       ---------     ----------
                                                                                $    500       $  (1,336)    $      401
                                                                                ========       =========     ==========



      At January 3, 1999 the net unrealized gain (loss) on marketable securities reported in other comprehensive income included the after tax effect of the change in the net unrealized loss on available-for-sale securities from 1997 to 1998 noted above as well as the Company's equity of $596,000 in an unrealized gain related to a retained interest recorded by an investee accounted for under the equity method. During the year ended January 3, 1999 such investee sold securitization notes collateralized by credit card receivables with the transaction accounted for as a sale. As a result of the securitization transaction, such investee recorded a retained interest in the securitized assets which are accounted for as available-for-sale securities.

      The net change in the net unrealized gain on trading securities included in earnings for the year ended January 3, 1999 was $2,675,000.

      The Company has investments in limited partnerships which invest in securities; primarily debt securities, common and preferred equity securities, convertible securities, stock warrants and rights and stock options. These investments are focused on both domestic and foreign securities, including those of emerging market countries.

Securities Sold But Not Yet Purchased

      The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale that require purchase of such financial instrument at a future date. Such short sales resulted in proceeds of $45,585,000 for the year ended January 3, 1999. The fair value of the liability for securities sold but not yet purchased was $23,599,000 at January 3, 1999 and is included in "Accrued expenses" (see Note 6).

(6)   BALANCE SHEET DETAIL

RECEIVABLES

      The  following  is  a  summary  of  the  components  of  receivables   (in
thousands):

                                                          YEAR-END
                                                  ---------------------------
                                                     1997            1998
                                                     ----            ----
      Receivables:
         Trade....................................$    71,133    $    63,283
         Affiliates...............................      4,327            --
         Other....................................     13,663          9,992
                                                  -----------    -----------
                                                       89,123         73,275
      Less allowance for doubtful accounts (a)....     11,241          5,551
                                                  -----------    -----------
                                                  $    77,882    $    67,724
                                                  ===========    ===========
    ---------

      (a) The reduction of the allowance for doubtful accounts during 1998 includes the write-off of $3,474,000 of a receivable from an affiliate, which had been provided for in prior years.

      Substantially all receivables are pledged as collateral for certain debt (see Notes 8 and 26).

INVENTORIES

      The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):

                                                          YEAR-END
                                                --------------------------
                                                    1997            1998
                                                    ----            ----

      Raw materials.............................$    22,573    $    20,268
      Work in process...........................        214             98
      Finished goods............................     34,607         26,395
                                                -----------    -----------
                                                $    57,394    $    46,761
                                                ===========    ===========

      Substantially all inventories are pledged as collateral for certain debt (see Notes 8 and 26).

PROPERTIES

      The following is a summary of the components of properties (in thousands):

                                                           YEAR-END
                                                   ----------------------------
                                                        1997           1998
                                                        ----           ----

      Land    .....................................$      2,421    $     1,980
      Buildings and improvements...................       6,038          5,700
      Leasehold improvements.......................      10,553         12,687
      Machinery and equipment......................      32,669         38,378
      Leased assets capitalized....................         788            431
                                                   ------------    -----------
                                                         52,469         59,176
      Less accumulated depreciation and
          amortization.............................      18,636         27,904
                                                   ------------    -----------
                                                   $     33,833    $    31,272
                                                   ============    ===========

      Substantially all properties are pledged as collateral for certain debt (see Notes 8 and 26).

UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

      The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                               YEAR-END
                                                     -------------------------
                                                          1997          1998
                                                          ----          ----

      Costs in excess of net assets
          of acquired companies.....................$    355,889   $   355,736
      Less accumulated amortization.................      76,664        87,300
                                                    ------------   -----------
                                                    $    279,225   $   268,436
                                                    ============   ===========

TRADEMARKS

      The following is a summary of the components of trademarks (in thousands):

                                                             YEAR-END
                                                  ---------------------------
                                                       1997          1998
                                                       ----          ----

      Trademarks..................................$    282,701   $   286,231
      Less accumulated amortization...............      13,500        24,325
                                                  ------------   -----------
                                                  $    269,201   $   261,906
                                                  ============   ===========

DEFERRED COSTS AND OTHER ASSETS

      The following is a summary of the components of deferred costs and other assets (in thousands):

                                                             YEAR-END
                                                  -----------------------------
                                                     1997              1998
                                                     ----              ----

      Deferred financing costs...................$     30,374       $    34,164
      Other   ...................................      18,237            22,082
                                                 ------------       -----------
                                                       48,611            56,246
      Less accumulated amortization of
          deferred financing costs...............      13,255            17,840
                                                 ------------       -----------
                                                 $     35,356       $    38,406
                                                 ============       ===========

ACCRUED EXPENSES

      The following is a summary of the components of accrued expenses (in thousands):


                                                                                                YEAR-END
                                                                                      -----------------------------
                                                                                          1997                1998
                                                                                          ----                ----

      Securities sold but not yet purchased (Note 5)..................................$        --        $    23,599
      Accrued interest................................................................      27,680            23,315
      Accrued compensation and related benefits.......................................      22,771            22,407
      Accrued promotions..............................................................      21,022            14,922
      Accrued production contract losses..............................................      13,022             4,639
      Net current liabilities of discontinued operations (Note 17)....................       4,339             3,237
      Accrued advertising  ...........................................................       3,832             2,582
      Accrued legal settlements and environmental matters (Note 23)...................      10,274             1,884
      Other   ........................................................................      45,564            36,319
                                                                                      ------------       -----------
                                                                                      $    148,504       $   132,904
                                                                                      ============       ===========


(7)   INVESTMENTS

      The following is a summary of the components of investments (non-current) (in thousands):




                                                                     INVESTMENT                              INTEREST IN
                                                               -----------------------                       UNDERLYING
                                                                      YEAR-END               % OWNED           EQUITY
                                                                ----------------------       -------         ---------
                                                                 1997           1998              YEAR-END 1998
                                                                 ----           ----         ------------------------
      The Propane Partnership, at equity......................$       --     $  (1,290)       42.7%          $   (1,290)
      Reclassification of negative investment in the
         Propane Partnership to non-current liabilities
         (see below)..........................................        --         1,290
      Non-marketable common stock, at equity..................        --         3,382         12.2%              1,701
      Investment limited partnership, at equity...............      1,021        1,292          7.6%              1,292
      Investment limited partnerships, at cost less (in
         1998) other than temporary unrealized losses
         (Notes 5 and 14) ....................................      2,250        1,630      Less than 1%
      Other limited partnerships, at equity...................      2,702        1,421    10.1% to 37.4%          1,421
      Non-marketable preferred and common stock, at
         cost.................................................         50        2,650
      Select Beverages, at equity.............................     24,926           --
      Rhode Island Beverages, at equity.......................        550           --
                                                              -----------     --------
                                                              $    31,499     $ 10,375
                                                              ===========     ========



      The Company's consolidated equity in the earnings (losses) of investees accounted for under the equity method (other than the equity in the income of an investment limited partnership included in the table above which is included in "Investment income, net") for 1997 and 1998 (none for 1996) and included in "Other income (expense), net" (see Note 16) in the accompanying consolidated statements of operations consisted of the following components (in thousands):

                                                     1997              1998
                                                     ----              ----

      The Propane Partnership....................$    --           $  (2,785)
      Non-marketable common stock, at equity.....     --                 834
      Other limited partnerships, at equity......    (299)            (1,281)
      Select Beverages...........................     862             (1,222)
                                                 --------          ---------
                                                 $    563          $  (4,454)
                                                 ========          =========

      The Company's  investments  in  non-marketable  common stock and in Select
Beverages exceeded the underlying equity in their respective net assets. Amortization of such excess in 1998 of $104,000 related to the non-marketable common stock and $341,000 related to Select Beverages (through the date of sale of Select Beverages - see below) was included in the equity in earnings or losses of the respective investments.

      Since the commencement of the Propane Partnership's operations and IPO on July 2, 1996 and through December 27, 1997, the assets, liabilities, revenues and expenses of the Propane Partnership were included in the consolidated financial statements of the Company. Effective December 28, 1997 the Company adopted certain amendments to the partnership agreements of the Propane Partnership and the Operating Partnership such that the Company no longer has substantive control over the Propane Partnership to the point where it now exercises only significant influence and, accordingly, no longer consolidates the Propane Partnership. The Company's 42.7% interest in the Propane Partnership as of and subsequent to December 28, 1997 is accounted for using the equity method of accounting.

      The Company has recorded its equity in the 1998 losses of the Propane Partnership to the extent of $1,290,000 in excess of its investment since its wholly-owned subsidiary National Propane has guaranteed certain of the Propane Partnership's debt (see below). The resulting $1,290,000 credit balance, which is net of $3,549,000 of deferred gain on the Propane Offerings ("Deferred Gains"), is classified within "Deferred income and other liabilities" in the accompanying consolidated balance sheet at January 3, 1999. The Company's gross investment in the Propane Partnership of $5,748,000 at December 28, 1997 was fully offset by an equal amount of Deferred Gains. The Deferred Gains have been recognized as the Company receives quarterly distributions on the Subordinated Units ("Subordinated Distributions") and the Unsubordinated General Partners' Interest (collectively with the Subordinated Distributions, the "Distributions") which were $9,521,000 and $978,000, respectively, for 1997, and $2,380,000 (with respect to the fourth quarter of 1997) and $610,000, respectively, for 1998, in excess of its 42.7% equity in the earnings or losses of the Propane Partnership. No Subordinated Distributions were paid with respect to 1998 since initially the Company agreed to forego Subordinated Distributions in order to facilitate the Propane Partnership's compliance with debt covenant restrictions in its bank facility agreement and subsequently the Propane Partnership agreed not to pay any 1998 Subordinated Distributions in accordance with amendments to its debt agreements effective June 30, 1998. The Propane Partnership also agreed not to make any distributions on the publicly traded Common Units until all amounts outstanding under the Propane Bank Facility (see below) have been repaid in full. Thereafter, the Company will not receive any Distributions unless and until the Propane Partnership (i) is able to generate sufficient available cash through operations and (ii) maintains compliance with the restrictions embodied in the covenants in its amended debt agreements and, with respect to Subordinated Distributions, (i) achieves compliance with the original restrictions embodied in the covenants in its bank facility agreement and (ii) pays any distribution arrearages on the Propane Partnership's publicly traded Common Units in full, currently aggregating $5,277,000 with respect to the third and fourth quarters of 1998. Accordingly, it is unlikely the Company will receive any Distributions in the foreseeable future.

      Obligations under the Operating Partnership's $125,000,000 of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") and $15,997,000 outstanding under the Operating Partnership's bank credit facility (the "Propane Bank Facility" and, collectively with the First Mortgage Notes, the "Propane Debt") have been guaranteed (the "Propane Guarantee") by National Propane. As collateral for such guarantee all of the stock of SGP, a subsidiary of National Propane and the holder of a 2% unsubordinated general partner interest in the Propane Partnership, is pledged as well as National Propane's 2% unsubordinated general partner interest in the Propane Partnership.

     As of March 26, 1999 (see Note 27 for updated status), the Company has been in active discussions with several potential purchasers concerning the sale of the Propane Partnership (the "Proposed Partnership Sale") and is currently negotiating with one such purchaser on an exclusive basis. The Company presently anticipates that any such sale would result in a gain to the Company. Further, since the Company anticipates maintaining financial interests in the propane business, through maintenance of a nominal percentage of the Company's Partnership Interests and the Propane Guarantee, the results of operations of the propane segment and any resulting gain or loss on the sale of the Company's Partnership Interests will not be accounted for as a discontinued operation. However, no agreement has been reached and there can be no assurance that the Partnership Sale will be consummated.

      At December 31, 1998 the Operating Partnership was not in compliance with a covenant under the Propane Bank Facility and is forecasting non-compliance with the same covenant as of March 31, 1999 (the "Forecasted NonCompliance"). The Operating Partnership has received an unconditional waiver of such non-compliance from the Propane Bank Facility lenders (the "Lenders") with respect to the non-compliance as of December 31, 1998 and a conditional waiver with respect to future covenant non-compliance with such covenant through August 31, 1999. A number of the conditions to such conditional waiver are directly related to the Partnership Sale. Should the conditions not be met, or the waiver expire and the Operating Partnership be in default of the Propane Bank Facility, the Operating Partnership would also be in default of the First Mortgage Notes by virtue of cross-default provisions. As a result of the Forecasted Non-Compliance, the conditions of the waiver and the cross-default provisions of the First Mortgage Notes, the Company understands the Propane Partnership intends to classify all Propane Debt as a current liability as of December 31, 1998. In addition, the Company understands that as a result of the Forecasted Non-Compliance, the conditional nature of the waiver and its effectiveness only through September 1, 1999 with respect to the Forecasted Non-Compliance and the fact that a definitive agreement for the Proposed Partnership Sale may not have been executed and delivered by the time the Propane Partnership's financial statements for the year ended December 31, 1998 are issued, the Propane
Partnership's  independent  auditors  may  render  an  opinion  on  the  Propane
Partnership's financial statements for the year ended December 31, 1998 which emphasizes doubt as to the Propane Partnership's ability to continue as a going concern for a reasonable period of time. If the Proposed Partnership Sale is not consummated and the Lenders are unwilling to extend the waiver, (i) the Propane Partnership could seek to otherwise refinance its indebtedness, (ii) Triarc might consider buying the banks' loans to the Operating Partnership ($15,997,000 principal amount outstanding as of January 3, 1999) or (iii) the Propane Partnership could be forced to seek protection under the Federal bankruptcy laws. In such latter event, National Propane may be required to honor the Propane Guarantee. As a result, Triarc may be required to pay a $30,000,000 demand note payable to National Propane, and National Propane would be required to surrender the note (if the Company has not yet paid it) or the proceeds from such note, as well as the Company's Partnership Interests, to the Lenders.

      The Company owned 20% of Select Beverages until its sale on May 1, 1998. On May 1, 1998 the Company sold its interest in Select Beverages for $28,342,000, subject to certain post-closing adjustments. The Company recognized a pre-tax gain on the sale of Select Beverages during 1998 of $4,702,000, included in "Gain on sale of businesses, net" (see Note 15), representing the excess of the net sales price over the Company's carrying value of the
investment  in  Select  Beverages  and  related  post-closing   adjustments  and
expenses.

      The Company, through its ownership of Snapple, owned 50% of the stock of Rhode Island Beverage Packing Company, L.P. ("Rhode Island Beverages" or "RIB"). Snapple and Quaker were defendants in a breach of contract case filed in April 1997 by RIB, prior to the Snapple Acquisition (the "RIB Matter"). The RIB Matter was settled in February 1998 and in accordance therewith Snapple surrendered (i) its 50% investment in RIB ($550,000) and (ii) certain properties ($1,202,000) and paid RIB $8,230,000. The settlement amounts were fully provided for in a combination of (i) historical Snapple legal reserves as of the date of the Snapple Acquisition and additional legal reserves provided in "Acquisition related" costs (see Note 12) and (ii) reserves for losses in long-term production contracts established in the Snapple Acquisition purchase accounting (see Note 3). Since at the date of the Snapple Acquisition the investment in RIB was expected to be surrendered in connection with the settlement of the RIB Matter, the Company did not recognize any equity in the earnings of RIB prior to such surrender in February 1998.

      Summary unaudited consolidated balance sheet information for the Propane Partnership at December 31, 1997 and 1998, the Propane Partnership's year ends, is as follows (in thousands):

                                                            DECEMBER 31,
                                                      ---------------------
                                                        1997         1998
                                                        ----         ----

      Current assets..................................$  35,432   $  28,892
      Partnership Note (see Note 8)...................   40,700      30,700
      Properties......................................   80,346      77,653
      Other assets....................................   26,031      23,792
                                                      ---------   ---------
                                                      $ 182,509   $ 161,037
                                                      =========   =========

      Current portion of long-term debt (see above)...$   9,235   $ 141,687
      Other current liabilities.......................   19,015      19,847
      Long-term debt..................................  138,131         177
      Other liabilities...............................    2,674       2,344
      Partners' capital (deficit).....................   13,454      (3,018)
                                                      ---------   ---------
                                                      $ 182,509   $ 161,037
                                                      =========   =========

      Summary consolidated income statement information for the Propane Partnership is not presented through December 28, 1997 since the results of operations of the Propane Partnership were consolidated. Summary unaudited consolidated income statement information for the Propane Partnership for the year ended December 31, 1998 is as follows (in thousands):

      Revenues............................................$   133,982
      Operating profit....................................      6,179
      Loss from continuing operations and net loss........     (1,578)

(8)   LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                                                                                   YEAR-END
                                                                                     -----------------------------
                                                                                          1997               1998
                                                                                          ----               ----
      9 3/4% senior secured notes due 2000 (a)........................................$    275,000       $   275,000
      Triarc Beverage Holdings Corp. Existing Beverage Credit Agreement (b)
          Term loans bearing interest at a weighted average rate of 8.99% at
          January 3, 1999.............................................................     296,500           284,333
      Zero coupon convertible subordinated debentures due 2018 (net of
          unamortized original issue discount of $253,897) (c)........................         --            106,103
      13 1/2% note payable to the Propane Partnership (d).............................      40,700            30,700
      Mortgage and equipment notes payable to FFCA Mortgage Corporation, bearing interest at a weighted average rate of 10.39% as of January 3,
          1999, due through 2016......................................................       4,297             3,733
      Capitalized lease obligations...................................................         719               158
      Other...........................................................................       1,396             8,932
                                                                                      ------------       -----------
               Total debt.............................................................     618,612           708,959
               Less amounts payable within one year...................................      13,932             9,978(e)
                                                                                      ------------       -----------
                                                                                      $    604,680       $   698,981
                                                                                      ============       ===========


      Aggregate annual maturities of long-term debt, including capitalized lease obligations, were as follows as of January 3, 1999 (in thousands) (e):

              1999..............................................$      9,978
              2000..............................................      12,094
              2001..............................................      10,962
              2002..............................................      12,929
              2003..............................................      15,426
              Thereafter........................................     901,467
                                                                ------------
                                                                     962,856
             Less unamortized original issue discount...........     253,897
                                                                ------------
                                                                $    708,959
                                                                ============

(a) On February 25, 1999 the 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") were called for redemption by the Company on March 30, 1999, prior to their scheduled maturity of August 1, 2000, with the funding thereof from a portion of the proceeds from the Refinancing Transactions (see Note 26). Prior to 1996 the Company entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 was paid by the Company at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate ("LIBOR") and the Company received interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter was retroactively reset at the end of each six-month calculation period through July 31, 1996 and at the maturity of the Swap Agreement on September 24, 1996. The transaction effectively changed the Company's interest rate on $137,500,000 of the 9 3/4% Senior Notes from a fixed-rate to a floating-rate basis through September 24, 1996. Under the Swap Agreement during 1994 the Company received $614,000 which was determined at the inception of the Swap Agreement. Subsequently, the Company paid (i) $2,271,000 during 1995 in connection with such year's two six-month reset periods and (ii) $1,631,000 during 1996 in connection with such year's two six-month reset periods and the reset period ending with the Swap Agreement's maturity on September 24, 1996.

(b) The $284,333,000 of outstanding term loans (there were no outstanding revolving credit loans) under the Existing Beverage Credit Agreement as of January 3, 1999 and February 25, 1999 was repaid on February 25, 1999 using a portion of the proceeds from the Refinancing Transactions (see Note 26). The Existing Beverage Credit Agreement consisted of a $300,000,000 term facility of which $225,000,000 and $75,000,000 of loans (the "Existing Term Loans") were borrowed by Snapple and Mistic, respectively, at the Snapple Acquisition date ($213,250,000 and $71,083,000, respectively, outstanding at January 3, 1999) and an $80,000,000 revolving credit facility which provided for revolving credit loans (the "Existing Revolving Loans") by Snapple, Mistic, Triarc Beverage Holdings and, as amended as of August 15, 1998, Cable Car of which $25,000,000 and $5,000,000 were borrowed on the Snapple Acquisition date by Snapple and Mistic, respectively. The Existing Revolving Loans were repaid prior to December 28, 1997 and no Existing
     Revolving Loans were outstanding at December 28, 1997 or January 3, 1999. The aggregate $250,000,000 originally borrowed by Snapple was principally used to fund a portion of the purchase price for Snapple (see Note 3). The aggregate $80,000,000 originally borrowed by Mistic was principally used to repay all of the $70,850,000 then outstanding borrowings under Mistic's former bank credit facility (the "Former Mistic Bank Facility") plus accrued interest thereon.

(c) On February 9, 1998 the Company issued (the "Offering") zero coupon convertible subordinated debentures due 2018 (the "Debentures") with an aggregate principal amount at maturity of $360,000,000 to Morgan Stanley & Co. Incorporated ("Morgan Stanley") as the initial purchaser for an offering to "qualified institutional buyers". The Debentures were issued at a discount of 72.177% from principal resulting in proceeds to the Company of $100,163,000 before placement fees and expenses aggregating $4,000,000. The issue price represents an annual yield to maturity of 6.5%. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents an initial conversion price of approximately $29.40 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5% and the conversion of all of the currently outstanding Debentures into Class A Common Stock would result in the issuance of approximately 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by the Company commencing February 9, 2003 at the original issue price plus accrued original issue discount to the date of any such redemption and the Debentures can be put to the Company on February 9, 2003, 2008 and 2013 or at any time upon the occurrence of a fundamental change, as defined, in the Company's Class A Common Stock at not more than the original issue price plus accrued original issue discount at the date of any such put. In June 1998 a shelf registration statement covering resales by holders of the Debentures (and the Class A Common Stock issuable upon any conversion of the Debentures) was declared effective by the Securities and Exchange Commission ("SEC"). The Company used a portion of the proceeds from the sale of the Debentures to purchase 1,000,000 shares of Class A Common Stock for treasury for $25,563,000 from Morgan Stanley (the "Equity Repurchase"). The balance of the net proceeds from the sales of the Debentures are being used by the Company for general corporate purposes. Had such Offering and Equity Repurchase been consummated as of December 29, 1997, rather than on February 9, 1998, the effect on income from continuing operations and related per share amounts would not have been significant.

(d) The Company has a 13 1/2% note payable to the Propane Partnership (the "Partnership Note") with an original principal amount of $40,700,000 which was due in eight equal installments commencing 2003 through 2010. Effective June 30, 1998 the Partnership Note was amended to, among other things, permit the Company to prepay up to $10,000,000 of the principal of the Partnership Note through February 14, 1999. During 1998, the Company prepaid such $10,000,000 including $7,000,000 on August 7, 1998 in order to
     (i) retroactively cure the Propane Partnership's non-compliance as of June 30, 1998 with restrictive covenants contained in its bank facility agreement and (ii) permit the Propane Partnership to pay its normal quarterly distribution with respect to the second quarter of 1998 on its Common Units with a proportionate amount for the Company's Unsubordinated General Partners' Interest. The remaining principal amount of the Partnership Note of $30,700,000 (see Note 27) is due $175,000 in 2004 and six equal annual installments of $5,087,500 commencing in 2005 through 2010. However, certain matters relating to the current financial condition of the Propane Partnership and/or the negotiations for a possible sale of the Company's interest of the Propane Partnership may cause a portion or all of the Partnership Note to become a current obligation.

(e) The current portion of long-term debt as of January 3, 1999 reflects a reclassification to long term of the portion ($9,419,000) of the amount originally due in 1999 under the Existing Beverage Credit Agreement which has been refinanced to long term (see Note 26). The annual maturities of long-term debt in each of the five years from 1999 through 2003 are lower following such refinancing than under the Existing Beverage Credit Agreement and the 9 3/4% Senior Notes. Accordingly, the annual maturities of long-term debt set forth in the table above reflect such refinancing.

      The Company's debt agreements contain various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other matters, (i) the incurrence of indebtedness, (ii) the retirement of certain debt prior to maturity, (iii) investments, (iv) asset dispositions, (v) capital expenditures and (vi) affiliate transactions other than in the normal course of business; and (c) restrict the payment of dividends to Triarc (see below). As of January 3, 1999 the Company was in compliance with all such covenants.

     Triarc's principal subsidiaries, other than CFC Holdings (until its merger into Triarc on February 23, 1999) and National Propane, were unable to pay any dividends or make any loans or advances to Triarc as of January 3, 1999 under the terms of the various indentures and credit arrangements then in effect. While there were no restrictions applicable to CFC Holdings, CFC Holdings would have been dependent upon cash flows from RC/Arby's to pay dividends and, as of January 3, 1999, RC/Arby's was unable to pay any dividends or make any loans or advances to CFC Holdings. While there are no restrictions applicable to National Propane, National Propane is dependent upon cash flows from the Propane Partnership, principally the distributions from the Propane Partnership, to pay dividends and the Propane Partnership does not expect to be able to pay any distributions for the foreseeable future (see Note 7 for further discussion). See Note 26 for discussion of one-time distributions paid to Triarc by certain of its subsidiaries in connection with the Refinancing Transactions.

      Under the Company's various debt agreements, substantially all of Triarc's and its subsidiaries' assets other than cash, cash equivalents and short-term investments are pledged as security as of January 3, 1999. In addition, (i) obligations under the 9 3/4% Senior Notes have been guaranteed by Royal Crown and Arby's and (ii) obligations under the Existing Beverage Credit Agreement were guaranteed by Snapple, Mistic, Triarc Beverage Holdings and Cable Car prior to the repayment thereof. As collateral for such guarantees, all of the stock of Royal Crown and Arby's was pledged and all of the stock of Snapple, Mistic, Triarc Beverage Holdings and Cable Car was pledged. See Note 26 for the effect of the February 25, 1999 refinancing on the pledging of assets and debt guarantees and related collateral. Although the stock of National Propane is not pledged in connection with any guarantee of debt obligations, the 75.7% of such stock owned by Triarc directly is pledged as security for obligations under the Partnership Note.

(9)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, accrued expenses, short-term investments, investments in limited partnerships, at cost and long-term debt. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The fair values of short-term investments are based on quoted market prices or statements of account received from investment managers or from the partnerships and are set forth in Note 5. The carrying amounts and fair values of investments in limited partnerships, at cost (as reduced by unrealized losses deemed to be other than temporary) and long-term debt were as follows (in thousands):



                                                                                          YEAR-END
                                                                  ---------------------------------------------------
                                                                              1997                       1998
                                                                  --------------------------- -----------------------
                                                                     CARRYING           FAIR       CARRYING      FAIR
                                                                       AMOUNT          VALUE       AMOUNT       VALUE
                                                                       ------          ------      ------       -----

      Investments in limited partnerships, at cost, as reduced
         by unrealized losses deemed to be other than
         temporary (Note 7).......................................$     2,250    $     1,901  $      1,630  $    1,504
                                                                  ===========    ===========  ============  ==========
      Long-term debt (Note 8):
         9 3/4% Senior Notes......................................$   275,000    $   279,000  $    275,000  $  278,000
         Existing Beverage Credit Agreement.......................    296,500        296,500       284,333     284,333
         Debentures...............................................        --             --        106,103      74,700
         Partnership Loan.........................................     40,700         43,321        30,700      34,065
         Mortgage Notes and Equipment Notes.......................      4,297          4,612         3,733       4,175
         Other long-term debt ....................................      2,115          2,115         9,090       9,090
                                                                  -----------    -----------  ------------  ----------
                                                                  $   618,612    $   625,548  $    708,959  $  684,363
                                                                  ===========    ===========  ============  ==========



     The fair values of the Company's investments in limited partnerships, at cost (as reduced by other than temporary losses) are based on quoted market prices, if available, or statements of account received from such partnerships. The fair values of the 9 3/4% Senior Notes and the Debentures are based on quoted market prices. The fair values of the Existing Term Loans under the Existing Beverage Credit Agreement approximated their carrying values due to the relatively frequent resets of their floating interest rates. The fair values of the Partnership Loan and the Mortgage and Equipment Notes were determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (ii) for all other debt, the remaining maturities are relatively short-term or the carrying amounts of such debt are relatively insignificant.

(10)  INCOME TAXES

      The income (loss) from continuing operations before income taxes and minority interests in income of a consolidated subsidiary consisted of the following components (in thousands):

                                         1996        1997        1998
                                         ----        ----        ----

      Domestic......................$    (527)  $  (23,769) $    28,422
      Foreign.......................    (3,408)        679          221
                                    ----------- ----------  -----------
                                    $  (3,935)  $  (23,090) $    28,643
                                    =========   ==========  ===========

      The benefit from (provision for) income taxes from continuing operations consisted of the following components (in thousands):

                                                1996        1997         1998
                                                ----        ----         ----
      Current:
         Federal............................$      (7)  $   5,225   $    (4,414)
         State..............................   (5,292)      2,481        (7,286)
         Foreign............................     (370)       (805)         (457)
                                            ----------  ---------   -----------
                                               (5,669)      6,901       (12,157)
                                            ----------  ---------   -----------
      Deferred:
         Federal............................   (7,507)        867        (5,466)
         State..............................    5,242      (3,026)        1,016
                                            ---------   ---------   -----------
                                               (2,265)     (2,159)       (4,450)
                                            ---------   ---------   -----------
               Total........................$  (7,934)  $   4,742   $   (16,607)
                                            =========   =========   ===========

         The net current deferred income tax asset and the net non-current deferred income tax (liability) resulted from the following components (in thousands):


                                                                   YEAR-END
                                                              -----------------
                                                               1997        1998
                                                               ----        ----
   Current deferred income tax assets (liabilities):
     Accrued employee benefit costs..........................$ 5,561     $  5,639
     Investment write-downs for unrealized losses deemed
         other than temporary................................    --         3,342
     Glass front vending machines previously written off.....  2,925        2,925
     Allowance for doubtful accounts ........................  4,095        2,340
     Closed facilities reserves..............................  1,919        1,371
     Accrued production contract losses......................  4,588        1,320
     Accrued liabilities of discontinued operations
          (Note 17)..........................................  1,745        1,215
     Inventory obsolescence reserves.........................    533        1,210
     Accrued lease payments for equipment transferred
          to RTM (see Note 21)...............................    --         1,082
     Facilities relocation and corporate restructuring.......    2,049        716
     Accrued advertising and promotions......................    2,468        675
     Accrued legal settlements and environmental matters.....    3,643        284
     Other, net..............................................   10,393      6,249
                                                              --------  ---------
                                                                39,919     28,368
     Valuation allowance....................................    (1,799)       --
                                                              --------    -------
                                                                38,120     28,368
   Non-current deferred income tax assets
    (liabilities):
      Trademarks basis differences...........................  (53,929)   (55,962)
      Gain (tax effect of $33,163) in 1996 on sale
          of propane business (see Note 3) plus
          Deferred Gain recognized (see Note 7)..............  (36,211)   (37,003)
      Reserve for income tax contingencies and
          other tax matters..................................  (27,596)   (26,810)
      Depreciation and other properties basis
          differences .......................................  (12,710)   (15,667)
      Net operating loss and alternative minimum
          tax credit carryforwards...........................   42,980     44,923
      Insurance losses not deducted..........................    7,061         --
      Accrued production contract losses.....................    3,471         --
      Other, net.............................................    1,995      3,324
                                                             ---------  ---------
                                                               (74,939)   (87,195)
      Valuation allowance....................................  (17,638)       --
                                                              ---------  --------
                                                               (92,577)    87,195)
                                                              ---------  --------
                                                             $ (54,457)  $(58,827)
                                                              =========  =========



      The increase in the net deferred income tax liabilities from $54,457,000 at December 28, 1997 to $58,827,000 at January 3, 1999, or an increase of $4,370,000 differs from the provision for deferred income taxes of $4,450,000 for 1998. Such difference is principally due to the deferred income tax liabilities, net of deferred income tax assets and the valuation allowances (see below), associated with Chesapeake Insurance which were eliminated following the Chesapeake Sale.

      As of January 3, 1999 Triarc had net operating loss carryforwards for Federal income tax purposes of approximately $89,000,000 expiring approximately $1,000,000 in total in the years 2000 through 2003 and $18,000,000, $3,000,000,
$55,000,000  and  $12,000,000 in 2008,  2009,  2012 and 2013,  respectively.  In addition, the Company has (i) alternative minimum tax credit carryforwards of approximately $5,700,000 and (ii) depletion carryforwards of approximately $4,400,000, both of which have an unlimited carryforward period.

      A "valuation allowance" is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The 1997 year end valuation allowances were for that portion of the net operating loss carryforwards and other net deferred tax assets related to Chesapeake Insurance which entity was not included in Triarc's consolidated income tax return. Such valuation allowances are no longer applicable following the Chesapeake Sale.

      The difference between the reported (provision for) benefit from income taxes and the tax (provision) benefit that would result from applying the 35% Federal statutory rate to the income or loss from continuing operations before income taxes and minority interests is reconciled as follows (in thousands):



                                                                                      1996          1997         1998
                                                                                      ----          ----         ----
         Income tax (provision) benefit computed at Federal statutory
            rate.................................................................$     1,377    $    8,082    $  (10,025)
         Increase (decrease) in Federal tax benefit resulting from:
              State income taxes, net of Federal income tax effect...............        (33)         (354)       (4,075)
              Amortization of non-deductible Goodwill ...........................     (2,153)       (2,481)       (3,144)
              Foreign tax rate in excess of United States Federal statutory rate and foreign withholding taxes, net of Federal income
                 tax benefit.....................................................       (241)         (433)         (247)
              Effect of net operating losses for which no tax carryback
                 benefit is available............................................     (1,269)         (273)         (348)
              Basis differences in investments in subsidiaries no longer permanently reinvested principally due to the 1998
                Chesapeake Sale..................................................        --            --          1,500
              Minority interests.................................................        640           772           --
              Non-deductible loss on sale of Textile Business (see Note 3).......     (2,928)          --            --
              Provision for income tax contingencies and other tax matters            (2,582)          --            --
              Other non-deductible expenses......................................       (745)         (664)         (455)
              Other, net.........................................................        --             93           187
                                                                                 -----------    ----------    ----------
                                                                                 $    (7,934)   $    4,742    $  (16,607)
                                                                                 ===========    ==========    ==========



      The Federal income tax returns of the Company have been examined by the IRS for the tax years 1989 through 1992. The Company has reached a tentative settlement with the IRS regarding all remaining issues in such audit. In connection therewith, the Company paid $5,298,000 and $8,460,000, each including interest, during 1997 and 1998, respectively, in partial settlement of such audit. In addition, the Company has agreed to pay approximately $5,000,000, including interest, to resolve all remaining issues. The tentative settlement is subject to review by the Congressional Joint Committee on Taxation. If the settlement is so approved, the Company anticipates it would make payment later in 1999. The IRS is examining the Company's Federal income tax returns for the year ended April 30, 1993 and eight-month transition period ended December 31, 1993. In connection therewith, the Company has not received any notices of proposed adjustments. During 1996 the Company provided $2,582,000 included in "(Provision for) benefit from income taxes" and during 1996, 1997 and 1998 provided $2,000,000, $3,000,000 and $2,000,000, respectively, included in "Interest expense", relating to such examinations and other tax matters. Management of the Company believes that adequate aggregate provisions have been made principally in periods prior to 1998 for any tax liabilities, including interest, that may result from the resolution of these IRS examinations.

(11)  STOCKHOLDERS' EQUITY

      The Company's common stock consists of Class A Common Stock and class B common stock (the "Class B Common Stock"), which are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting. All shares of Class B Common Stock are held by affiliates (the "Posner Entities") of Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of Triarc. Throughout 1996, 1997 and 1998 there were 5,997,622 shares of Class B Common stock issued and outstanding. If the Class B Common Stock were to be held by a person(s) not affiliated with Posner, each share of Class B Common Stock would be convertible into one share of Class A Common Stock. A summary of the changes in the number of issued shares of Class A Common Stock is as follows (in thousands):

                                                       1996      1997      1998
                                                       ----      ----      ----

       Number of shares at beginning of year.........  27,984   27,984   29,551
       Common shares issued in connection with the
          Stewart's Acquisition (Note 3).............     --     1,567      --
                                                     --------  -------  ------
       Number of shares at end of year...............  27,984   29,551   29,551
                                                     ========  =======  =======

       A summary of the changes in the number of shares of Class A Common Stock held in treasury is as follows (in thousands):

                                                                                      1996        1997        1998
                                                                                      ----        ----        ----

       Number of shares at beginning of year........................................   4,067      4,098        3,951
       Common shares acquired in open market transactions...........................      45         67        1,673
       Common shares acquired in connection with the issuance of the
           Debentures (Note 8)......................................................     --         --         1,000
       Common shares issued from treasury upon exercise of stock options............     (10)      (208)        (369)
       Common shares issued from treasury to directors..............................      (8)        (6)          (4)
       Restricted stock reacquired..................................................       4        --           --
                                                                                    --------    -------      -------
       Number of shares at end of year..............................................   4,098      3,951        6,251
                                                                                    ========    =======      =======



      The Company has 25,000,000 authorized shares of preferred stock including 5,982,866 designated as redeemable preferred stock, none of which were issued as of December 28, 1997 and January 3, 1999.

      Prior to 1996 the Company adopted the 1993 Equity Participation Plan (the "1993 Equity Plan"), in 1997 the Company adopted the 1997 Equity Participation Plan (the "1997 Equity Plan"), in 1997 the Company effectively adopted the Stock Option Plan for Cable Car Employees (the "Cable Car Plan") in connection with the consummation of the Stewart's Acquisition and in 1998 the Company adopted the 1998 Equity Participation Plan (the "1998 Equity Plan" and collectively with the aforementioned plans, the "Equity Plans"). There are no further grants available under the 1993 Equity Plan and the Cable Car Plan subsequent to April 1998 and Year-End 1997, respectively. The Equity Plans collectively provide or provided for the grant of stock options and restricted stock to certain officers, key employees, consultants and non-employee directors. In addition, under the 1993 and 1998 Equity Plans, non-employee directors are or were eligible to receive shares of Class A Common Stock pursuant to automatic grants and in lieu of annual retainer or meeting attendance fees. The Equity Plans other than the 1993 Equity Plan provide for a maximum of 5,654,931 shares of Class A Common Stock to be issued upon the exercise of options, granted as restricted stock or issued to non-employee directors in lieu of fees and there remain 5,165,636 shares available for future grants under the 1997 and 1998 Equity Plans as of January 3, 1999.

      A summary of changes in outstanding stock options under the Equity Plans is as follows:



                                                                                                           WEIGHTED AVERAGE
                                                                      OPTIONS     OPTION PRICE              OPTION PRICE
                                                                      -------     ------------              ------------
      Outstanding at January 1, 1996..........................     8,600,200      $10.125 - $30.00             $17.18
      Granted during 1996 (a).................................       136,000       $11.00 - $13.00             $12.16
      Exercised during 1996...................................        (9,999)          $10.75                  $10.75
      Terminated during 1996..................................      (293,869)     $10.125 - $30.00             $13.51
                                                                ------------
      Outstanding at December 31, 1996........................     8,432,332      $10.125 - $30.00             $17.24
      Granted during 1997: (a)
         At market price......................................       871,500     $20.4375 - $23.6875           $23.11
         Below market price...................................     1,351,000      $12.375 - $21.00             $12.77
      Replacement Options issued to Cable Car
         employees (b)........................................       154,931       $4.07 - $11.61               $7.20
      Exercised during 1997...................................      (208,159)     $10.125 - $15.75             $11.69
      Terminated during 1997..................................      (233,169)     $10.125 - $24.125            $14.24
      Stock options settled other than through
         the issuance of stock................................      (727,000)     $10.125 - $21.00             $17.37
                                                                ------------
      Outstanding at December 28, 1997........................     9,641,435       $4.07 - $30.00              $17.16
      Granted during 1998 (a).................................       119,250       $21.75 - $27.00             $25.82
      Exercised during 1998...................................      (368,700)      $4.07 - $21.00              $10.69
      Terminated during 1998..................................      (218,672)    $10.125 - $23.3125            $17.41
                                                                ------------
      Outstanding at January 3, 1999..........................     9,173,313       $6.39 - $30.00              $17.53
                                                                ============
      Exercisable at January 3, 1999..........................     4,096,377       $6.39 - $30.00              $15.39
                                                                ============



      (a) The weighted average grant date fair values of stock options granted during 1996, 1997 and 1998 were as follows (see discussion of stock option valuation below):

                                                                                     1996        1997        1998
                                                                                     ----        ----        ----
         Options whose exercise price equals the market price of
             the stock on the grant date...........................................$  6.81      $  12.17   $  11.94
         Options whose exercise price is less than the market price
             of the stock on the grant date........................................   None      $   8.72       None



      (b) As set forth in Note 3, Triarc issued 154,931 stock options (the "Replacement Options") to Cable Car employees in exchange for all of the then outstanding Cable Car stock options in accordance with the Cable Car Plan.
 The $2,788,000 fair value of the Replacement Options was accounted for as additional purchase price for Cable Car and was credited to "Additional paid-in-capital".

      The following table sets forth information relating to stock options outstanding and exercisable at January 3, 1999:




                                     STOCK OPTIONS OUTSTANDING                                 STOCK OPTIONS EXERCISABLE
       -----------------------------------------------------------------------------      --------------------------------
                                      OUTSTANDING AT     WEIGHTED         WEIGHTED         OUTSTANDING AT      WEIGHTED
                                         YEAR-END      AVERAGE YEARS       AVERAGE           YEAR-END           AVERAGE
          OPTION PRICE                     1998          REMAINING      OPTION PRICE            1998         OPTION PRICE
          ------------                     ----          ---------      ------------            ----         ------------


    $6.39 - $10.75......................  1,369,537         6.3           $  10.34            1,346,701        $  10.33
    $11.61 - $16.25.....................  1,496,693         7.8           $  12.80              633,351        $  13.07
    $18.00 - $20.00.....................  1,541,500         4.5           $  18.19            1,522,167        $  18.18
    $20.125.............................  3,500,000         5.3           $  20.13                  --         $    --
    $20.4375 - $30.00 ..................  1,265,583         8.0           $  22.90              594,158        $  22.17
                                        -----------                                       -------------
                                          9,173,313         6.1                               4,096,377
                                        ===========                                       =============


      Stock options under the Equity Plans generally have maximum terms of ten years and vest ratably over periods not exceeding five years from date of grant. However, an aggregate 3,500,000 performance stock options granted on April 21, 1994 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer vest in one-third increments upon attainment of each of the three closing price levels for the Class A Common Stock for 20 out of 30 consecutive trading days by the indicated dates as follows:

   ON OR PRIOR TO APRIL 21,                                      PRICE
   ------------------------                                      -----
             1999.........................................    $ 27.1875
             2000.........................................    $ 36.25
             2001.........................................    $ 45.3125

     Each option not previously vested, should such price levels not be attained no later than each indicated date, will vest on October 21, 2003. In addition to the 3,500,000 performance stock options discussed above, 350,000 of such stock options were granted on April 21, 1994 to the former Vice Chairman of the Company from April 1993 to December 31, 1995 (the "Former Vice Chairman"). In December 1995, it was decided that the Former Vice Chairman's employment contract would not be extended and as of January 1, 1996 the Former Vice Chairman resigned as a director, officer and employee of the Company and entered into a consulting agreement pursuant to which no substantial services are expected to be provided. In accordance therewith, effective January 1, 1996 all of the 513,333 non-vested stock options of the aggregate 680,000 stock options previously issued to the Former Vice Chairman (including 350,000 performance stock options which were granted April 21, 1994) were vested in full. In January 1997 the Company paid the Former Vice Chairman $353,000 in consideration of the cancellation of all 680,000 stock options previously granted to him. Such amount had been estimated and previously provided prior to 1996.

      Stock options under the Equity Plans are generally granted at not less than the fair market value of the Class A Common Stock at the date of grant. However, options granted, net of terminations, prior to 1996 included 275,000 options issued at an option price of $20.00 per share which was below the $31.75 fair market value of the Class A Common Stock on the date of grant resulting in aggregate unearned compensation of $3,231,000. Additionally, options granted in 1997 included 1,331,000 options issued at a weighted average option price of $12.70 which was below the $14.82 weighted average fair market value of the Class A Common Stock on the respective dates of grant, resulting in aggregate unearned compensation of $2,823,000. Such amounts are reported, net of amortization, in the "Unearned compensation" component of "Other stockholders' equity". Such unearned compensation is being amortized as compensation expense over the applicable vesting period of one to five years. During 1996, 1997 and 1998, $489,000, $1,543,000 and $954,000, respectively, of "Unearned compensation" was amortized to compensation expense and credited to "Unearned compensation". In addition, in 1998 "Unearned compensation" was credited $28,000 due to the amortization effect of options held by employees of the Propane Partnership of which $12,000 has been included in the Company's 1998 equity in loss of the Propane Partnership. In addition, $96,000 of compensation expense was recognized in 1997 representing the excess of fair market value over the option prices for 20,000 options granted in 1997 which were vested upon grant. During 1996, 1997 and 1998 certain below market options were forfeited. Such forfeitures resulted in decreases to (i) "Unearned compensation" of $219,000, $135,000 and $13,000 in 1996, 1997 and 1998, respectively, representing the reversals of the unamortized amounts at the dates of forfeiture, (ii) "Additional paid-in capital" of $852,000, $506,000 and $27,000 in 1996, 1997 and
1998, respectively, representing the reversal of the initial intrinsic value of the forfeited below market stock options and (iii) "General and administrative" of $633,000, $371,000 and $14,000 in 1996, 1997 and 1998, respectively, representing the reversal of previous amortization of unearned compensation relating to forfeited below market stock options. The remaining unamortized balance relating to Triarc's below market stock options included in "Unearned compensation" is $455,000 at January 3, 1999.

      Triarc Beverage Holdings adopted the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "Triarc Beverage Plan") in 1997 which provides for the grant of options to purchase shares of Triarc Beverage Holdings' common stock (the "Triarc Beverage Common Stock") to key employees, officers, directors and consultants of Triarc Beverage Holdings and the Company. Stock options under the Triarc Beverage Plan have maximum terms of ten years and vest ratably over periods not exceeding four years from the date of grant. The Triarc Beverage Plan provides for a maximum of 150,000 shares of Triarc Beverage Common Stock to be issued upon the exercise of stock options and there remain 4,575 shares available for future grants under the Triarc Beverage Plan as of January 3, 1999. A summary of changes in outstanding stock options under the Triarc Beverage Plan is as follows:

                                                                    OPTION
                                                     OPTIONS         PRICE
                                                     -------         -----

      Granted during 1997........................    76,250       $  147.30
                                                 ----------
      Outstanding at December 28, 1997...........    76,250       $  147.30
      Granted during 1998........................    72,175       $  191.00
      Terminated during 1998.....................    (3,000)      $  147.30
                                                 ----------
      Outstanding at January 3, 1999.............   145,425
                                                 ==========

      The option prices of the grants during 1997 and 1998 were equal to fair value at the respective dates of grant as determined by independent appraisals. The weighted average grant date fair value of the grants during 1997 and 1998 was $50.75 and $60.01, respectively. The weighted average option price of the outstanding options at January 3, 1999 was $168.99. Such options vest ratably on July 1 of 1999, 2000 and 2001 and, accordingly, no options have been exercised or are exercisable as of January 3, 1999 and have a remaining weighted average term of 9.1 years at January 3, 1999.

      National Propane adopted the National Propane Corporation 1996 Unit Option Plan (the "Propane Plan") in 1996 which provides for the grant of options to purchase Common Units and Subordinated Units of the Propane Partnership and Common Unit appreciation rights to National Propane directors, officers and employees. Such options have maximum terms of ten years. Any expenses recognized resulting from grants under the Propane Plan are allocated to the Propane Partnership. National Propane granted 315,000 unit options during 1997 at an option price of $17.30 which was below the fair market value of the Common Units of $21.625 at the date of grant. Such difference resulted in aggregate unearned compensation to the Propane Partnership of $1,362,000, of which $582,000 represented the Company's 42.7% interest and was recognized in the "Unearned compensation" component of "Other stockholders' equity" of the Company. Such unearned compensation is being amortized over the applicable service period of three to five years. During 1997, $115,000 was amortized to compensation expense of the Propane Partnership, of which $49,000 related to the Company's 42.7% interest, and, accordingly, was credited to "Unearned compensation." During 1998, the Company's 42.7% equity interest in the amortization of unearned compensation of $175,000 was reflected as equity in loss of the Propane Partnership as a result of the Deconsolidation and was credited to "Unearned compensation". The Company's equity in the remaining unamortized balance relating to National Propane's below market unit options included in "Unearned compensation" is $358,000 at January 3, 1999.

      In 1995 the Company granted the syndicated lending bank in connection with the Former Mistic Bank Facility and two senior officers of Mistic stock appreciation rights (the "Mistic Rights") for the equivalent of 3% and 9.7%, respectively, of Mistic's outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vested over time and two-thirds vested depending on Mistic's performance. The Mistic Rights provided for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which was equal to the Company's per-share capital contribution to Mistic in connection with the acquisition of Mistic in 1995. The value of the Mistic Rights granted to the syndicating lending bank was recorded as deferred financing costs. The Company recognized periodically the estimated increase or decrease in the value of the Mistic Rights; such amounts were not significant in 1996 or 1997. In connection with the refinancing of the Former Mistic Bank Facility in May 1997, the Mistic Rights granted to the syndicating lending bank were repurchased by the Company for $492,000; the $177,000 excess of such cost over the then recorded value of such rights of $315,000 was recorded as "Interest expense" during 1997. In addition, the Mistic Rights granted to the two senior officers were canceled in 1997 in consideration for, among other things, their participation in the Triarc Beverage Plan.

     The Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the Class A Common Stock at the respective dates of grant. The following pro forma net income (loss) and basic and diluted income (loss) per share adjusts such data as set forth in the accompanying consolidated statements of operations to reflect for the Equity Plans, the Triarc Beverage Plan and the Propane Plan (in 1997 only) (i) compensation expense for all 1995 through 1998 stock option grants, including those granted at below market option prices, based on the fair value method, (ii) the reduction in compensation expense recorded in accordance with the intrinsic value method by eliminating the amortization of unearned compensation associated with options granted at below market option prices and
(iii) the income tax effects thereof (in thousands except per share data):



                                                         1996                     1997                     1998
                                               -----------------------   ----------------------   -----------------------
                                                   AS          PRO           AS            PRO         AS           PRO
                                                REPORTED      FORMA       REPORTED        FORMA     REPORTED       FORMA
                                                --------      -----       --------        -----     --------       ------
      Net income (loss).....................   $ (13,901)  $  (16,313)  $   (3,616)  $   (7,810)  $   14,636  $     6,613
      Basic income (loss) per share.........        (.46)        (.55)        (.12)        (.26)         .48          .22
      Diluted income (loss) per share.......        (.46)        (.55)        (.12)        (.26)         .46          .21



      The above pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years because pro forma compensation expense for grants (i) prior to 1995 is not considered,
(ii) under the Triarc Beverage Plan did not occur prior its adoption in 1997 and
(iii) under the Propane Plan is not included in 1998 (and will not be included in future years) as the Propane Partnership is accounted for under the equity method of accounting commencing in 1998 (see Note 7).

      The fair value of stock options granted on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:



                                                            1996                   1997                       1998
                                                        ----------     ----------------------------    ------------------
                                                                                  TRIARC                          TRIARC
                                                           EQUITY       EQUITY   BEVERAGE   PROPANE    EQUITY    BEVERAGE
                                                            PLAN         PLAN      PLAN      PLAN       PLAN       PLAN
                                                            ----         ----      ----      ----       ----       ----

      Risk-free interest rate.............................  6.66%       6.36%      6.22%     6.00%      5.72%      5.54%
      Expected option life................................ 7 years     7 years    7 years   7 years    7 years    7 years
      Expected volatility................................. 43.23%      40.26%       N/A     19.40%     31.95%       N/A
      Dividend yield......................................  None        None       None     10.28%      None       None



      Prior to 1996 the Company agreed to pay to employees terminated prior to 1996 and directors who were not reelected during 1994 and 1995 who held restricted stock and/or stock options, an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value (see below) of such restricted stock and stock options (the "Rights") in exchange for such restricted stock or stock options. Such exchanges for restricted stock were for 40,550 Rights prior to 1996 and for stock options were 263,700 and 12,500 Rights prior to 1996 and in 1996, respectively. All such exchanges were for an equal number of shares of restricted stock or stock options except that 4,550 Rights were in exchange for 11,250 shares of restricted stock. The Rights which resulted from the exchange of stock options had base prices ranging from $10.75 to $30.75 per share and the Rights which resulted from the exchange of restricted stock all had a base price of zero. Of the 316,750 Rights granted, (i) 36,000 and 4,550 relating to restricted stock were exercised prior to 1996 and in 1996, respectively, (ii) 71,000, 108,700 and 80,000 relating to stock options expired prior to 1996 and in 1996 and 1997, respectively and (iii) 16,500 relating to stock options were exercised in 1996. Accordingly, as of December 28, 1997 all Rights have been exercised or expired. Upon issuance of the Rights the Company recorded a liability equal to the excess of the then market value of the Class A Common Stock over the base price of the stock options or restricted stock exchanged with an offsetting charge to compensation expense. Such liability was adjusted to reflect changes in the fair market value of Class A Common Stock subject to a lower limit of the base price of the Rights. Such expense for 1996 and 1997 was insignificant.

(12)  ACQUISITION RELATED COSTS

      Acquisition related costs are attributed to the Snapple Acquisition and the Stewart's Acquisition during 1997 and consisted of the following (in thousands):


      Non-cash charges:
         Write down glass front vending machines based on the Company's change in estimate
           of their value considering the Company's plans for their future use...............................$   12,557
         Provide additional reserves for doubtful accounts related to Snapple ($2,254) and the effect of the Snapple Acquisition ($975) on collectibility of a receivable from MetBev, Inc.
           (see Note 22) based on the Company's change in estimate of the related write-off to
           be incurred.......................................................................................     3,229

      Cash obligations:

         Provide additional reserves for legal matters based on the Company's change in Quaker's estimate of the amounts required reflecting the Company's plans and estimates of costs to
           resolve such matters..............................................................................     6,697
         Provide for fees paid to Quaker pursuant to a transition services agreement.........................     2,819
         Provide for the portion of promotional expenses relating to the period of 1997 prior to the
           Snapple Acquisition as a result of the Company's then current operating expectations..............     2,510
         Provide for certain costs in connection with the successful consummation of the Snapple
           Acquisition and the Mistic refinancing in connection with entering into the Existing
           Beverage Credit Agreement.........................................................................     2,000
         Provide for costs, principally for independent consultants, incurred in connection with the
           conversion of Snapple to the Company's operating and financial information systems................     1,603
         Sign-on bonus related to the Stewart's Acquisition..................................................       400
                                                                                                             ----------
                                                                                                             $   31,815
                                                                                                             ===========



     As of December 28, 1997 and January 3, 1999 all cash obligations had been liquidated other than $6,697,000 and $672,000, respectively, of the additional reserves for legal matters.

(13)  FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

      Facilities  relocation  and  corporate   restructuring  consisted  of  the
following (in thousands):



                                                                                                 1996(A)     1997(B)
                                                                                                 -------     -------

      Estimated restructuring charges associated with employee
         severance and related termination costs..................................             $   2,200    $   5,426
      Employee relocation costs...................................................                   --         1,337
      Write-off of certain beverage distribution rights...........................                   --           300
      Costs related to the then planned spinoff of the Company's
         restaurant/beverage group................................................                   400           12
      Estimated costs related to the sublease of excess office space .............                 3,700           --
      Costs of terminating a Mistic distribution agreement........................                 1,300           --
      Estimated costs of a Royal Crown plant closing and other asset
         disposals................................................................                   600           --
      Consulting fees paid associated with combining certain operations
         of Royal Crown and Mistic ($500) and other costs ($100)..................                   600           --
                                                                                               ---------    ---------
                                                                                               $   8,800    $   7,075
                                                                                               =========    =========
-------------------



(a) The 1996 facilities relocation and corporate restructuring charge principally related to (i) estimated losses on planned subleases
     (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants and the relocation (the "Royal Crown Relocation") of Royal Crown's headquarters which were centralized with Triarc Beverage Holdings' offices in White Plains, New York, (ii) employee severance costs associated with the Royal Crown Relocation, (iii) the termination of a Mistic distribution agreement,
     (iv) the shutdown of Royal Crown's Ohio production facility and other asset disposals, (v) consultant fees paid associated with combining certain operations of Royal Crown and Mistic and (vi) a then planned spinoff of the Company's restaurant/beverage group.

(b) The 1997 facilities relocation and corporate restructuring charge principally related to (i) employee severance and related termination costs and employee relocation costs associated with restructuring the restaurant segment in connection with the RTM Sale (see Note 3), (ii) costs associated with the Royal Crown Relocation and (iii) the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by the Company as a result of the sale or liquidation of the assets and liabilities of MetBev, Inc., an affiliate (see Note 22).

(14)  INVESTMENT INCOME, NET

      Investment  income,   net  consisted  of  the  following   components  (in
thousands):



                                                                           1996           1997          1998
                                                                           ----           ----          ----

      Interest income .............................................    $    7,299   $     7,540     $   11,387
      Realized gains on available-for-sale marketable securities...           700         4,849          4,589
      Realized gains on sale of limited partnerships...............           --            --           4,186
      Realized gains on securities sold and subsequently
         purchased.................................................           --            --             809
      Realized loss on trading marketable securities...............           --            --            (439)
      Unrealized gains on trading marketable securities............           --            --           2,675
      Dividend income..............................................            70           382            715
      Other than temporary unrealized losses (a)...................           --            --          (9,298)
      Unrealized losses on securities sold short...................           --            --          (3,069)
      Equity in the earnings of investment limited partnerships....           --             22            623
                                                                       ----------   -----------     ----------
                                                                       $    8,069   $    12,793     $   12,178
                                                                       ==========   ===========     ==========
-----------


(a) The Company recorded charges in 1998 for unrealized losses on certain investments in limited partnerships and marketable equity securities classified as available-for-sale. Such charges have reduced the cost basis of those short-term investments (see Note 5) and non-current investments (see Note 7) by $8,403,000 and $895,000, respectively. Such losses were deemed to be other than temporary due to global economic conditions, volatility in capital and lending markets or declines in the underlying economics of specific marketable equity securities experienced principally in the third quarter of 1998.

(15)  GAIN ON SALE OF BUSINESSES, NET

      The "Gain on sale of businesses, net" as reflected in the accompanying consolidated statements of operations was $77,000,000, $4,955,000 and $7,215,000 in 1996, 1997 and 1998, respectively. The gain in 1996 resulted from a pretax gain of $85,175,000 from the Propane Offerings in the Propane Partnership (see
Note 3) less (i) a pretax loss of  $4,500,000  from the  Graniteville  Sale (see
Note 3) and (ii) a pretax loss of $3,675,000 associated with the write-down of a receivable due from MetBev, Inc. (see Note 22). The gain in 1997 consisted of
(i) $8,468,000 of recognition of deferred gain from the Propane Offerings in the Propane Partnership and (ii) $576,000 of recognized gain on the C&C Sale (see
Note 3), less $4,089,000 of loss from the RTM Sale (see Note 3). The gain in 1998 consisted of (i) $4,702,000 of gain from the sale of Select Beverages (see
Note 7), (ii) $2,199,000 of additional recognition of Deferred Gains from the Propane Offerings in the Propane Partnership and (iii) $314,000 of additional recognition of deferred gain from the C&C Sale.

(16) OTHER INCOME (EXPENSE), NET

      Other income (expense), net consisted of the following components (in thousands):



                                                                           1996           1997          1998
                                                                           ----           ----          ----

      Interest income .............................................    $    1,264   $     1,529     $    1,224
      Net gain (loss) on other sales of assets.....................           (38)        1,344            465
      Equity in earnings (losses) of investees (Notes 7 and 27)....           --            563         (4,454)
      Cost of proposed going-private transaction not
         consummated (Note 26).....................................           --            --            (900)
      Joint venture investment settlement (a)......................        (1,500)       (3,665)           --
      Posner settlement (b)........................................           --          1,935            --
      Gain on lease termination....................................           --            892            --
      Other, net ..................................................           148         1,250          1,879
                                                                       ----------   -----------     ----------
                                                                       $     (126)  $     3,848     $   (1,786)
                                                                       ==========   ===========     ==========

-------------------


(a) In 1994 Chesapeake Insurance and SEPSCO invested approximately $5,100,000 in a joint venture with Prime Capital Corporation ("Prime"). Subsequently in 1994, SEPSCO and Chesapeake Insurance terminated their investments in such joint venture and received in return an aggregate amount of approximately $5,300,000. In March 1995 three creditors of Prime filed an involuntary bankruptcy petition under the Federal bankruptcy code against Prime. In November 1996 the bankruptcy trustee appointed in the Prime bankruptcy case made a demand on Chesapeake Insurance and SEPSCO for return of the approximate $5,300,000. In January 1997 the bankruptcy trustee commenced adversary proceedings against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 alleging such payments from Prime were preferential or constituted fraudulent transfers. In November 1997 Chesapeake Insurance, SEPSCO and the bankruptcy trustee agreed to a settlement of the actions and, in conjunction therewith, in December 1997 SEPSCO and Chesapeake Insurance collectively returned $3,550,000 to Prime. In 1996 the Company recorded its then estimate of the minimum costs to defend its position or settle the action of $1,500,000. In 1997 the Company recorded the remaining costs of $3,665,000, reflecting an aggregate $1,615,000 of related legal and expert fees.

(b) In June 1997 the Company entered into a settlement agreement with the Posner Entities pursuant to which the Posner Entities paid the Company $2,500,000 in exchange for, among other things, dismissal of certain claims against the Posner Entities. The $2,500,000, less $356,000 of related legal expenses and reimbursement of previously incurred costs, resulted in a pretax gain of $2,144,000, of which $209,000 reduced "General and administrative" as a recovery of legal expenses originally reported therein and $1,935,000 was reported as "Other income (expense), net".

(17)  DISCONTINUED OPERATIONS

      On December 23, 1997 the Company  consummated  the C.H.  Patrick Sale (see
Note 3) which has been accounted for as a discontinued operation in 1996 and 1997 in the accompanying consolidated financial statements. In addition, prior to 1996 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") which have been accounted for as discontinued operations and of which there remain certain obligations not transferred to the buyers of the discontinued businesses to be liquidated and incidental plants and properties of the refrigeration business to be sold.

      During 1998 the Company settled a $3,000,000 note receivable from National Cold Storage, Inc., a company formed by two then officers of SEPSCO to purchase one of the refrigeration businesses, for $2,600,000. The note, which had an original due date of December 20, 2000, was not recognized prior to its collection since at the time of sale, collection thereof was not reasonably assured. In connection with such collection and a reevaluation of the remaining obligations of the SEPSCO Discontinued Operations, during 1998 the Company recorded a $4,000,000 reduction before income taxes of $1,400,000 of its previously recognized estimated losses on disposal of the SEPSCO Discontinued Operations recognized prior to 1996.

      The income from discontinued operations consisted of the following (in thousands):



                                                                            1996         1997            1998
                                                                            ----         ----            ----
     Income from discontinued operations net of
        income taxes of $3,360 and $943 ...............................   $   5,213    $   1,209      $     --
     Gain on disposal of discontinued operations
        net of income taxes of $13,768 and $1,400......................         --        19,509          2,600
                                                                          ---------    ---------      ---------
                                                                          $   5,213    $  20,718      $   2,600
                                                                          =========    =========      =========



     The income from discontinued operations to the December 23, 1997 date of the C.H. Patrick Sale consisted of the following (in thousands):

                                                       1996           1997
                                                       ----           ----

      Revenues.......................................$  61,064    $   65,227
      Operating income...............................   10,874         5,405
      Income before income taxes.....................    8,573        35,429
      Provision for income taxes ....................   (3,360)      (14,711)
      Net income ....................................    5,213        20,718

      The only remaining assets or liabilities of the Company's discontinued operations as of December 28, 1997 and January 3, 1999 are the net current liabilities of the SEPSCO Discontinued Operations (included in "Accrued expenses") of $4,339,000 and $3,237,000, respectively, which are net of assets held for sale of $647,000 and $234,000, respectively.

      Losses associated with the SEPSCO Discontinued Operations were provided for in their entirety in years prior to 1996. After consideration of the amounts provided in prior years, the Company expects the liquidation of the remaining liabilities associated with the SEPSCO Discontinued Operations as of January 3, 1999 will not have any material adverse impact on its financial position or results of operations.

(18)  EXTRAORDINARY ITEMS

      The 1996 extraordinary items resulted from the early extinguishment of (i) the Company's 11 7/8% senior subordinated debentures due February 1, 1998, in February 1996, (ii) all of the debt of the Textile Business in connection with the Graniteville Sale (see Note 3) in April 1996, (iii) substantially all of the long-term debt of National Propane on July 2, 1996 in connection with the Propane Sale (see Note 3) and (iv) a 9 1/2% promissory note payable with an outstanding balance of $36,487,000 (including accrued interest of $1,790,000) for cash of $27,250,000 on July 1, 1996. The 1997 extraordinary items resulted from the early extinguishment or assumption of (i) the Mortgage Notes and Equipment Notes assumed by RTM in connection with the RTM Sale (see Note 3),
(ii) obligations under the Former Mistic Bank Facility in May 1997 refinanced in connection with entering into the Existing Beverage Credit Agreement (see Note
8) and (iii) obligations under C.H. Patrick's credit facility in December 1997 in connection with the C.H. Patrick Sale (see Note 3). The components of such extraordinary items were as follows (in thousands):



                                                            1996         1997
                                                            ----         ----

      Write-off of previously unamortized deferred
          financing costs................................$  (10,469)  $ (6,178)
      Write-off of previously unamortized original
          issue discount.................................    (1,776)        --
      Prepayment penalties...............................    (5,744)        --
      Fees...............................................      (250)        --
      Discount from principal on early extinguishment....     9,237         --
                                                         ----------   --------
                                                             (9,002)    (6,178)
      Income tax benefit.................................     3,586      2,397
                                                         ----------   --------
                                                         $   (5,416)  $ (3,781)
                                                         ==========   ========

(19)   PRO FORMA OPERATING DATA

      As a result of significant transactions during the years ended December 31, 1996, December 28, 1997 and January 3, 1999, the results of operations for such years are not comparable. Accordingly, the following Pro Forma Data of the Company are set forth in order to present the results of operations of 1996 and 1997 on a more consistent basis with those of 1998. The Pro Forma Data for such years have been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for such years to give effect to for 1996 and 1997 (i) the Snapple Acquisition and related transactions, the RTM Sale, the Stewart's Acquisition and the C&C Sale on a combined basis (collectively, the "1997 Transactions" - see Note 3), (ii) the Deconsolidation (see Note 7) and (iii) the Offering and the Equity Repurchase, which occurred on February 9, 1998 and, accordingly, was included in the 1998 results of operations for substantially the full year (see Note 8) and additionally, for 1996 only, the Graniteville Sale and the Propane Sale (collectively, the "1996 Transactions"- see Note 3), as if all of such transactions had been consummated on January 1, 1996. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                                                                                PRO FORMA
                                                                                PRO FORMA                         FOR THE
                                                                                 FOR THE        PRO FORMA      OFFERING AND
                                                                AS                1997           FOR THE        THE EQUITY
                                                             REPORTED         TRANSACTIONS   DECONSOLIDATION    REPURCHASE
                                                             --------         ------------   ---------------    ----------
1997 (UNAUDITED)
     Revenues...........................................$      861,321      $     980,254      $   815,085    $    815,085
     Operating profit...................................        26,962             31,290           21,683          21,683
     Loss from continuing operations....................       (20,553)           (21,785)         (21,785)        (26,049)
     Loss from continuing operations per share..........          (.68)              (.69)            (.69)           (.85)




                                                                                                               PRO FORMA
                                                          PRO FORMA       PRO FORMA                             FOR THE
                                                           FOR THE         FOR THE          PRO FORMA        OFFERING AND
                                           AS               1996            1997             FOR THE          THE EQUITY
                                        REPORTED        TRANSACTIONS    TRANSACTIONS     DECONSOLIDATION      REPURCHASE
                                        --------        ------------    ------------     ---------------      -----------

1996 (UNAUDITED)
     Revenues.........................$    928,185     $    780,176     $   1,119,836    $      946,576     $     946,576
     Operating loss...................     (17,853)         (24,648)           (5,954)          (21,540)          (21,540)
     Loss from continuing
       operations.....................     (13,698)         (12,916)          (14,618)          (14,618)          (18,882)
     Loss from continuing
       operations per share...........        (.46)            (.43)             (.46)             (.46)             (.62)



(20)     RETIREMENT AND OTHER BENEFIT PLANS

     The Company maintains several 401(k) defined contribution plans (the "Plans") covering all of the Company's employees who meet certain minimum requirements and elect to participate including subsequent to (i) January 1, 1996 employees of Mistic, (ii) May 22, 1997 certain employees of Snapple and
(iii) May 1, 1998 employees of Cable Car and excluding those employees covered by plans under certain union contracts. Under the provisions of the Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. The Plans provide for Company matching contributions at either (i) 25% (for the Propane Partnership - see Note 7 for discussion of the effect of the Deconsolidation in 1998) or 50% of employee contributions up to the first 5% thereof or (ii) 100% of employee contributions up to the first 3% thereof. In addition, the Plans also provide for annual Company contributions either equal to 1/4 of 1% of employee's total compensation (for the Propane Partnership) or a discretionary aggregate amount to be determined by the employer. In connection with both of these employer contributions, the Company provided as compensation expense $1,885,000, $1,731,000 and $1,692,000 in 1996, 1997 and 1998, respectively.

     The Company maintains defined benefit plans for eligible employees through December 31, 1988 of certain subsidiaries, benefits under which were frozen in 1992. The net periodic pension cost for 1996, 1997 and 1998, as well as the accrued pension cost as of December 28, 1997 and January 3, 1999, were insignificant.

     Under certain union contracts, the Propane Partnership is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, the Propane Partnership provided $669,000 in 1996 and $614,000 in 1997. Following the Deconsolidation (see Note 7) the effect of such provisions is limited to the Company's equity in the earnings or losses of the Propane Partnership.

     The Company maintains unfunded postretirement medical and death benefit plans for a limited number of retired employees who have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. Prior to the April 1996 sale of the Textile Business, a limited number of active employees, upon retirement, were also covered. The net postretirement benefit cost for 1996, 1997 and 1998, as well as the accumulated postretirement benefit obligation as of December 28, 1997 and January 3, 1999, were insignificant.

   (21)  LEASE COMMITMENTS

     The Company leases buildings and improvements and machinery and equipment. Prior to the RTM Sale, some leases provided for contingent rentals based upon sales volume. In connection with the RTM Sale in May 1997, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM, although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $98,000,000 as of January 3, 1999 assuming RTM has made all scheduled payments to date under such lease obligations) are not made by RTM. The Company provided $9,677,000 in "Reduction in carrying value of long-lived assets to be disposed" in 1996 representing the present value of future operating lease payments relating to certain equipment transferred to RTM but the obligations for which remain with the Company.

     Rental expense under operating leases consisted of the following components (in thousands):

                                         1996         1997           1998
                                         ----         ----           ----

         Minimum rentals............  $   28,377  $    20,934    $   13,342
         Contingent rentals.........         794          204           --
                                      ----------  -----------    ----------
                                          29,171       21,138        13,342
         Less sublease income.......       5,460        6,027         4,354
                                      ----------  -----------    ----------
                                      $   23,711  $    15,111    $    8,988
                                      ==========  ===========    ==========

      The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of January 3, 1999, excluding $4,586,000 as of January 3, 1999 of those remaining future operating lease payments for which the Company has provided as set forth above, are as follows (in thousands):



                                                                                       RENTAL PAYMENTS          SUBLEASE
                                                                                  -------------------------     INCOME-
                                                                                  CAPITALIZED    OPERATING     OPERATING
                                                                                    LEASES        LEASES        LEASES
                                                                                    ------        ------        ------

         1999.......................................................................$     41    $   11,657   $    2,953
         2000.......................................................................      35        11,070        2,909
         2001.......................................................................      35        10,897        2,711
         2002.......................................................................      35         8,733          636
         2003.......................................................................      26         5,938          400
         Thereafter.................................................................      39        29,934        1,665
                                                                                    --------   -----------   ----------
           Total minimum payments...................................................     211   $    78,229   $   11,274
                                                                                               ===========   ==========
         Less interest..............................................................      53
                                                                                    --------
         Present value of minimum capitalized lease payments.......................$     158
                                                                                   =========



      The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets (see Note 8).

(22)  TRANSACTIONS WITH RELATED PARTIES

      The Company leases aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives"), for a base annual rent, commencing at $3,258,000 as of May 21, 1997, plus an October 1, 1997 cost of living adjustment and annual cost of living adjustments thereafter. Prior thereto, the rental payments were based on a base rental payment of $1,800,000 effective October 1, 1993, which was also indexed for annual cost of living adjustments. In addition, in 1997 the Company paid TASCO $2,500,000 for (i) an option to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace one of the aircraft covered under the lease. Such $2,500,000 is being amortized to rental expense over the five-year period commencing October 1, 1997. In connection with such lease and the amortization of the option, the Company had rent expense of $1,973,000, $2,876,000 and $3,885,000 for 1996, 1997
and 1998, respectively. Pursuant to this arrangement, the Company also pays the operating and maintenance expenses of the aircraft directly to third parties.

      The Company subleased through January 31, 1996 from an affiliate of the Executives approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. Rental expense for January 1996 for such subleases, including operating expenses, net of a $106,000 deposit applied to the rent and excluding $30,000 received by the Company for its sublease of a portion of such space was $61,000. Such amount is less than the rent such affiliates paid to the unaffiliated landlords but represents an amount the Company believes it would have paid an unaffiliated third party for similar improved office space.

      Prior to 1996 the Company acquired preferred stock in MetBev, Inc. ("MetBev") representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev for $1,000,000 and a license for a five-year period for the Royal Crown distribution rights for its products in New York City and certain surrounding counties. Such investment was written off prior to 1996. In December 1996 the distribution rights of MetBev were sold to a third party (the "MetBev Purchaser") for minimum payments over a three-year period aggregating $1,050,000 and MetBev commenced the liquidation of its remaining assets and liabilities. In connection therewith, the Company's voting interest in MetBev increased to 44.7% principally due to the cancellation of non-vested stock owned by third parties. The Company has not received any payments on the $1,050,000 from the MetBev Purchaser and, as of December 28, 1997, did not expect to collect any payments due to financial difficulties of the MetBev Purchaser which the Company believes were due to competitive pressures on the MetBev Purchaser following the Snapple Acquisition and the Company's revitalization of Snapple (see below). The MetBev Purchaser has remained in business and during 1997 and 1998 continued to purchase Royal Crown product. The Company has withheld a portion of promotional allowances otherwise due to the MetBev Purchaser and offset such amounts against the $1,050,000 purchase price. In 1996 the Company provided a reserve for $3,675,000, including $2,475,000 loaned in 1996, of outstanding loans to MetBev under a revolving credit agreement between Triarc and MetBev since MetBev had incurred significant losses from its inception and had a stockholders' deficit as of December 31, 1996 of $8,943,000. Such provision was reported as a reduction of "Gain on sale of businesses, net" (see Note 15). Further, the Company provided $2,000,000 in 1996 in "Advertising, selling and distribution" for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev. In 1997 the Company provided a reserve for its remaining receivables from MetBev, including $539,000 advanced in 1997 for costs incurred to liquidate the remaining assets and liabilities and related close-down costs, since MetBev's only source of funds to pay the Company would be collection of the $1,050,000 purchase price. Such provision after offsetting $384,000 principally reflecting amounts otherwise payable to the MetBev Purchaser, amounted to $975,000 and is included in "Acquisition related" costs (see Note 12). During the year ended January 3, 1999, the Company reversed $474,000 in "Advertising, selling and distribution" of the reserve for uncollectible amounts due from the MetBev Purchaser representing the offset of promotional allowances otherwise owed to the MetBev Purchaser.

     On October 12, 1998 the Company announced that its Board of Directors had formed a Special Committee to evaluate a proposal (the "Proposal") it had received from the Executives for the acquisition by an entity to be formed by them of all of the outstanding shares of Triarc's common stock (other than approximately 6,000,000 shares owned by an affiliate of the Executives) for $18.00 per share payable in cash and securities (the "Proposed Transaction"). See Note 26 for discussion of the withdrawal of the Proposal by the Executives during the first quarter of 1999.

      Subsequent to the receipt of the Proposal, a series of purported class action lawsuits on behalf of stockholders have been filed challenging the Proposed Transaction. Each of the pending lawsuits names the Company and the members of its Board of Directors as defendants. The complaints allege, among other things, that the Proposed Transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of Class A Common Stock is unfair and demand, in addition to damages and costs, that the Proposed Transaction be enjoined. To date, none of the defendants has responded to the complaints. The Company does not believe that the outcome of these actions will have a material adverse effect on its consolidated financial position or results of operations. See Note 26 for discussion of an amendment to this complaint filed in March 1999.

      See also Notes 7, 8 and 11 with respect to other transactions with related parties.

(23)  LEGAL AND ENVIRONMENTAL MATTERS

      In addition to the shareholder lawsuits described in Notes 22 and 26, the Company is involved in other litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1,884,000 (see Note 6) as of January 3, 1999. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

(24)  BUSINESS SEGMENTS

      Effective  for the  fourth  quarter  of  1998,  the  Company  has  adopted
Statement of Financial Accounting Standards ("SFAS") No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes new standards for disclosure of financial and descriptive information by operating segment in the Company's consolidated financial statements. SFAS 131 utilizes a management approach to define operating segments along the lines used by management internally for evaluating segment performance and deciding resource allocations to segments. The Company manages and internally reports its operations by business segments which, under the criteria of SFAS 131, are: premium beverages, soft drink concentrates, restaurants and propane (see Note 2 for a description of each segment). As discussed in Note 3, the Propane Sale, principally in July 1996, reduced the Company's ownership of the propane business from 100% to 42.3%. (See Notes 7 and 27 for discussion of the proposed sale of substantially all of the Company's remaining ownership interests in the propane business). Revenues, EBITDA (see definition below), depreciation and amortization and operating profit (loss) of the propane segment for 1996 and 1997, however, reflect 100% of each such amount with the minority interest in the income of the propane business reported as a deduction from "Loss from continuing operations before income taxes and minority interests". Further, as discussed in Notes 3 and 7, effective December 28, 1997 the Company's operations representing the propane segment are accounted for using the equity method of accounting in accordance with the Deconsolidation. As a result of the Deconsolidation and the recognition of Deferred Gains, there are no (i) revenues, EBITDA (see definition below), depreciation and amortization or operating profit (loss) for the year ended January 3, 1999 or (ii) identifiable assets as of December 28, 1997 or January 3, 1999, of the propane segment. The premium beverage segment consists of Mistic and the operations acquired in (i) the Snapple Acquisition (see Note 3) commencing May 22, 1997 and (ii) the Stewart's Acquisition (see Note 3) commencing November 25, 1997. The textile segment represents only the Textile Business (see Note 3) until its sale on April 29, 1996 since the C.H. Patrick Sale on December 23, 1997 was accounted for as a discontinued operation (see Notes 3 and 17).

      The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization and reduction in carrying value of long-lived assets to be disposed ("EBITDA"). Information concerning the segments in which the Company operates is shown in the table below. EBITDA has been computed as operating profit (loss) plus depreciation and amortization. Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit or loss, interest expense and non-operating income and expenses have not been considered. Operating loss for the restaurant segment for 1996 reflects a provision of $64,300,000 for the reduction in the carrying value of long-lived assets to be disposed (see Note 3). EBITDA and operating loss for 1996 reflect $8,800,000 of facilities relocation and corporate restructuring charges (see
Note 13), of which $1,450,000 relates to the premium beverage segment, $3,950,000 relates to the soft drink concentrate segment, $2,400,000 relates to the restaurant segment and $1,000,000 relates to general corporate. EBITDA and operating loss for 1997 reflect (i) $31,815,000 of acquisition related costs for the premium beverage segment (see Note 12) and (ii) $7,075,000 of facilities relocation and corporate restructuring charges (see Note 13), of which $29,000 relates to the premium beverage segment, $1,437,000 relates to the soft drink concentrate segment, $5,597,000 relates to the restaurant segment and $12,000 relates to general corporate. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents, short-term and non-current investments, properties and deferred financing costs.

      The products and services in each of the Company's segments are relatively homogeneous and, as such, revenues by product and service have not been reported. The Company's operations are principally in the United States with foreign operations representing less than 3% of revenues in 1996, 1997 and 1998. Accordingly, revenues and assets by geographical area have not been presented since they are insignificant. In addition, no customer accounted for more than 10% of consolidated revenues in 1996, 1997 or 1998.

      The following is a summary of the Company's segment information for the years ended December 31, 1996, December 28, 1997 and January 3, 1999 or, in the case of identifiable assets, as of the end of such periods:



                                                                         1996           1997            1998
                                                                         ----           ----            ----
                                                                                   (IN THOUSANDS)
      Revenues:
           Premium beverages.......................................$     131,083   $    408,841    $     611,545
           Soft drink concentrates.................................      178,059        146,882          124,868
           Restaurants.............................................      288,293        140,429           78,623
           Propane.................................................      173,260        165,169              --
           Textiles................................................      157,490            --               --
                                                                   -------------   ------------    ------------
               Consolidated revenues...............................$     928,185   $    861,321    $     815,036
                                                                   =============   ============    =============
      EBITDA:
           Premium beverages.......................................$      13,381   $      5,561    $      77,779
           Soft drink concentrates.................................       17,518         18,504           17,006
           Restaurants.............................................       31,819         31,200           43,180
           Propane.................................................       26,710         21,910              --
           Textiles................................................       10,256            --               --
           General corporate.......................................       (7,222)       (10,894)         (20,902)
                                                                   -------------   ------------    -------------
               Consolidated EBITDA.................................       92,462         66,281          117,063
                                                                   -------------   ------------    -------------
      Less depreciation and amortization:
           Premium beverages.......................................        7,233         16,236           21,665
           Soft drink concentrates.................................        6,471          6,340            8,640
           Restaurants.............................................       16,260          2,668            2,503
           Propane.................................................       11,124         12,303              --
           Textiles................................................        4,940            --               --
           General corporate.......................................          (13)         1,772            2,413
                                                                   -------------   ------------    -------------
               Consolidated depreciation and amortization..........       46,015         39,319           35,221
                                                                   -------------   ------------    -------------
      Less reduction in carrying value of long-lived assets
          to be disposed:
           Restaurants.............................................       64,300            --               --
                                                                   -------------   ------------    ------------
      Operating profit (loss):
           Premium beverages.......................................        6,148        (10,675)          56,114
           Soft drink concentrates.................................       11,047         12,164            8,366
           Restaurants.............................................      (48,741)        28,532           40,677
           Propane.................................................       15,586          9,607              --
           Textiles................................................        5,316            --               --
           General corporate.......................................       (7,209)       (12,666)         (23,315)
                                                                   -------------   ------------    -------------
               Consolidated operating profit (loss)................      (17,853)        26,962           81,842
      Equity in the loss of the propane segment....................          --             --            (2,785)
                                                                   -------------   ------------    -------------
                                                                         (17,853)        26,962           79,057
      Interest expense.............................................      (71,025)       (71,648)         (70,806)
      Gain on sale of businesses, net..............................       77,000          4,955            7,215
      Investment income, net.......................................        8,069         12,793           12,178
      Other income (expense), net..................................         (126)         3,848              999
                                                                   -------------   ------------    -------------
               Consolidated income (loss) from continuing
                  operations before income taxes and minority
                  interests........................................$      (3,935)  $    (23,090)   $      28,643
                                                                   =============   ============    =============
      Identifiable assets:
           Premium beverages.......................................$     109,967   $    580,340    $     535,565
           Soft drink concentrates.................................      194,571        194,603          171,647
           Restaurants.............................................      132,296         51,759           52,267
           Propane.................................................      156,192            --               --
                                                                   -------------   ------------    ------------
               Total identifiable assets...........................      593,026        826,702          759,479
           General corporate assets................................      222,455        178,171          260,413
           Discontinued operations.................................       16,304            --               --
                                                                   -------------   ------------    ------------
               Consolidated identifiable assets....................$     831,785   $  1,004,873    $   1,019,892
                                                                   =============   ============    =============



(25)  QUARTERLY INFORMATION (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                            --------------------------------------------------------------
                                                            MARCH 30,      JUNE 29, (A)   SEPTEMBER 28,    DECEMBER 28, (B)
                                                            ---------      ------------   -------------    ----------------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      1997
           Revenues.......................................$   189,156   $     208,287   $    258,562     $     205,316
           Gross profit, excluding depreciation and
              amortization (c)............................     80,990          97,987        129,348           100,684
           Operating profit (loss)........................     15,984         (31,118)        23,534            18,562
           Income (loss) from continuing operations ......     (1,638)        (31,973)        10,301             2,757
           Discontinued operations (Note 17)..............        461             804            639            18,814
           Extraordinary charges (Note 18)................        --           (2,954)           --               (827)
           Net income (loss)..............................     (1,177)        (34,123)        10,940            20,744
           Basic income (loss) per share (d):
              Continuing operations.......................       (.06)          (1.07)           .34               .09
              Discontinued operations.....................        .02             .03            .02               .62
              Extraordinary charges ......................        --             (.10)           --               (.03)
              Net income (loss)...........................       (.04)          (1.14)           .36               .68
           Diluted income (loss) per share (d):
              Continuing operations.......................       (.06)          (1.07)           .33               .09
              Discontinued operations.....................        .02             .03            .02               .59
              Extraordinary charges.......................        --             (.10)           --               (.03)
              Net income (loss)...........................       (.04)          (1.14)           .35               .65

                                                                                   THREE MONTHS ENDED
                                                          -----------------------------------------------------------------
                                                            MARCH 29,      JUNE 28, (E)  SEPTEMBER 27, (F)  JANUARY 3, 1999
                                                            ---------      -----------   -----------------  ---------------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      1998
          Revenues........................................$   172,053   $     232,891   $    247,031      $    163,061
          Gross profit, excluding depreciation and
              amortization (c)............................     92,693         118,638        124,280            88,542
          Operating profit................................      9,896          22,834         28,767            20,345
          Income from continuing operations ..............      1,595           8,069          2,252               120
          Discontinued operations (Note 17)...............      2,600             --             --                --
          Net income .....................................      4,195           8,069          2,252               120
          Basic income per share (d):
              Continuing operations.......................        .05             .26            .07               --
              Discontinued operations.....................        .08             --             --                --
              Net income..................................        .13             .26            .07               --
          Diluted income per share (d):
              Continuing operations.......................        .05             .25            .07               --
              Discontinued operations.....................        .08             --             --                --
              Net income..................................        .13             .25            .07               --



      (a) The results for the three months ended June 29, 1997 were materially affected by (i) acquisition related costs (see Note 12) of the then estimated
$32,440,000  or  $19,789,000  net of  $12,651,000 of income tax benefit and (ii)
facilities relocation and corporate restructuring charges (see Note 13) of $5,467,000 or $3,362,000 net of $2,105,000 of income tax benefit.

      (b) The results for the three months ended December 28, 1997 were materially affected by a gain on disposal of discontinued operations relating to the C.H. Patrick Sale of $33,277,000 (see Note 3) or $19,509,000 net of income tax provision of $13,768,000.

      (c) Commencing with the fourth quarter of 1998, the Company reports "Cost of sales, excluding depreciation and amortization" and "Depreciation and amortization, excluding amortization of deferred financing costs" in its accompanying consolidated statements of operations. Accordingly, gross profit is now reported excluding depreciation and amortization. In addition, commencing with the first quarter of 1998, the purchase cost of the raw material aspartame is reported in cost of sales net of any promotional or other discounts whereas in 1997 such discounts had been reported as reductions to "Advertising, selling and distribution "expenses. Accordingly, the amounts reported as gross profit in this table have been reclassified from amounts previously reported or derivable to report gross profit before depreciation and amortization and after credits related to aspartame purchases for each of the four quarters of 1997 and before depreciation and amortization for each of the first three quarters of 1998.

      (d) Basic and diluted income (loss) per share are the same for the three months ended March 30, 1997 and June 29, 1997 since potentially dilutive stock options had an antidilutive effect. The weighted average shares for computing diluted income per share for (i) the three months ended September 28, 1997 and December 28, 1997 were increased by 933,000 and 1,293,000 shares, respectively, and (ii) for the three months ended March 29, 1998, June 28, 1998, September 27, 1998 and January 3, 1999 were increased by 1,833,000, 1,778,000, 769,000 and
505,000, respectively, for the effect of dilutive stock options. The quarterly income or loss per share amounts result from independent computations and the total of the four quarters' income (loss) per share may not equal the income
(loss) per share for the full year since each quarter's calculation reflects different weighted average shares and, where applicable, dilutive effect of stock options.

      (e) The results for the three months ended June 28, 1998 were materially affected by the then estimated gain from the sale of Snapple's 20% interest in Select Beverages of $3,899,000 (see Note 7) or $2,378,000 net of income tax provision of $1,521,000.

      (f) The results for the three months ended September 27, 1998 were materially affected by a charge for other than temporary losses on securities of $8,650,000 (see Note 14) or $5,536,000 net of income tax benefit of $3,114,000.

(26)  SUBSEQUENT EVENTS

      On January 15, 1999 Triarc Consumer Products Group, LLC ("TCPG"), a wholly-owned subsidiary of Triarc, was formed to acquire all of the stock previously owned directly or indirectly by Triarc of RC/Arby's, Triarc Beverage Holdings and Cable Car. Effective February 25, 1999 TCPG owned such stock. On February 25, 1999 TCPG issued $300,000,000 (including $20,000,000 issued to the Executives) principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes") and Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown concurrently entered into an agreement (the "Credit Agreement") for a new $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for revolving credit loans (the "Revolving Loans") by Snapple, Mistic or Cable Car effective February 25, 1999 and RC/Arby's or Royal Crown effective upon the intended redemption of the 9 3/4% Senior Notes (see below). There were no borrowings of Revolving Loans on February 25, 1999. The Company utilized a portion of the aggregate net proceeds of these borrowings to
(i) repay on February 25, 1999 the outstanding principal amount ($284,333,000 as of January 3, 1999 and February 25, 1999) of the Existing Term Loans under the Existing Beverage Credit Agreement and related accrued interest ($2,231,000 and $1,503,000 as of January 3, 1999 and February 25, 1999, respectively), (ii) fund the intended redemption (the "Redemption") on March 30, 1999 of the $275,000,000 of borrowings under the 9 3/4% Senior Notes including related accrued interest ($11,460,000 and $4,395,000 as of January 3, 1999 and March 30, 1999,
respectively) and redemption premium ($7,662,000 as of January 3, 1999 and March 30, 1999), (iii) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc., two New Jersey distributors of the Company's premium beverages, for $17,250,000 and (iv) pay estimated fees and expenses of $28,000,000 relating to the issuance of the Notes and the consummation of the Credit Facility (the "Refinancing Transactions"). The remaining net proceeds of the Refinancing
Transactions will be used for general corporate purposes, which may include working capital, future acquisitions and investments, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including common stock in connection with the Offer (see below). As a result of the repayment prior to maturity of the Existing Term Loans and the intended Redemption, the Company expects to recognize an extraordinary charge during the first quarter of the year ending January 2, 2000 of an estimated $12,097,000 for (i) the write-off of previously unamortized (a) deferred financing costs ($12,238,000 and $11,300,000 as of January 3, 1999 and March 30, 1999, respectively) and (b) interest rate cap agreement costs ($159,000 and $146,000 as of January 3, 1999 and February 25, 1999, respectively) and (ii) the payment of the aforementioned redemption premium, net of income tax benefit ($7,358,000 and $7,011,000 as of January 3, 1999 and March 30, 1999, respectively).

      Under the indenture (the "Indenture") pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should the Company consummate a permitted initial public equity offering of its consumer products subsidiaries, the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering. The Company has agreed to use its best efforts to have a registration statement (the "Registration Statement") covering resales by holders of the Notes declared effective by the SEC on or before August 24, 1999. In the event the Notes are not registered for resale by such date, the annual interest rate on the Notes will increase by 1/2% until such time as the Registration Statement is declared effective.

     Borrowings under the Credit Facility bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day LIBOR (ranging from 5.06% to 5.07% at January 3, 1999) or an alternate base rate (the "ABR"). The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. The ABR (7 3/4% at January 3, 1999) represents the higher of the prime rate or 1/2% over the
Federal funds rate. Revolving Loans and one class of the Term Loans with an initial borrowing of $45,000,000 bear interest at 3% over LIBOR or 2% over ABR until such time as such margins may be subject to downward adjustment by up to 3/4% based on the borrowers' leverage ratio, as defined. The other two classes of Term Loans with initial borrowings of $125,000,000 and $305,000,000 bear interest at 3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At January 31, 1999 there would have been $39,423,000 (unaudited) (excluding $12,433,000 (unaudited) of availability relating to RC/Arby's and Royal Crown which will not be available until the Redemption) of borrowing availability under the Revolving Credit Facility in accordance with limitations due to such borrowing base. The Term Loans are due $4,912,000 in 1999, $8,238,000 in 2000, $10,488,000 in 2001,
$12,738,000 in 2002,  $14,987,000 in 2003,  $15,550,000 in 2004,  $94,299,000 in
2005, $242,875,000 in 2006 and $70,913,000 in 2007 and any Revolving Loans would be due in full in March 2005. The borrowers must also make mandatory prepayments in an amount, if any, initially equal to 75% of excess cash flow, as defined in the Credit Agreement.

      Under the Credit Agreement substantially all of the assets, other than cash, cash equivalents and short-term investments, of Snapple, Mistic and Cable Car (and of RC/Arby's, Royal Crown and Arby's upon the Redemption) and their subsidiaries, are pledged as security. The Company's obligations with respect to the Notes are guaranteed by Snapple, Mistic and Cable Car and all of their domestic subsidiaries and upon the Redemption, the Notes will be guaranteed by RC/Arby's and all of its domestic subsidiaries. Such guarantees are or will be full and unconditional and on a joint and several basis and are or will be unsecured. The Company's obligations with respect to the Credit Facility are guaranteed by substantially all of the domestic subsidiaries of Snapple, Mistic and Cable Car (and those of RC/Arby's and Royal Crown upon the Redemption). As collateral for such guarantees under the Credit Facility, all of the stock of Snapple, Mistic and Cable Car and substantially all of their domestic and 65% of their directly-owned foreign subsidiaries are pledged and upon the Redemption, and of the stock of RC/Arby's and Royal Crown and substantially all of their domestic and 65% of their directly-owned foreign subsidiaries, will be pledged.

      The Indenture and the Credit Agreement contain various covenants which (i) require meeting certain financial amount and ratio tests; (ii) limit, among other matters (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business; and (iii) restrict the payment of dividends to Triarc. Under the most restrictive of such covenants, the borrowers would not be able to pay any dividends to Triarc other than (i) permitted one-time distributions, including dividends, paid to Triarc in connection with the Refinancing Transactions and (ii) certain defined amounts in the event of consummation of a securitization of certain assets of Arby's. Such one-time permitted distributions consisted of $91,420,000 paid on February 25, 1999 and approximately $124,000,000 expected to be paid on March 30, 1999 following the Redemption.

      The following pro forma data of the Company for 1998 has been prepared by adjusting the historical data reflected in the accompanying statement of operations for such year to reflect the effects of the Refinancing Transactions (without any incremental interest income or any other benefit of the excess proceeds of the Refinancing Transactions) as if such transactions had been consummated on December 29, 1997. Such pro forma data is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had such transaction actually been consummated on December 29, 1997 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                          AS            PRO
                                                       REPORTED        FORMA
                                                       --------        ------

      Revenues........................................$  815,036   $  827,589
      Operating profit................................    81,842       82,805
      Interest expense................................   (70,806)     (88,552)
      Income (loss) from continuing operations........    12,036           (6)
      Diluted income (loss) from continuing
          operations per share........................       .38           --

      On March 10, 1999 the Company announced that it had been advised by the Executives that they have withdrawn the Proposal (see Note 22). Since the Proposed Transaction will not be consummated, the Company recorded a 1998 charge included in "Other income (expense), net" (see Note 16) for the estimated fees and expenses incurred as of January 3, 1999 in connection with the Proposed Transaction aggregating $900,000.

      On March 26, 1999, four of the plaintiffs in the actions discussed in Note 22 relating to the Proposal filed an amended complaint alleging that the defendants violated fiduciary duties owed to the Company's stockholders by failing to disclose, in connection with the Offer, that the Special Committee had allegedly determined that the Proposal was unfair. The amended complaint seeks an injunction enjoining consummation of the Offer (see below) unless the alleged disclosure violations are cured, and requiring the Company to provide additional disclosure, together with damages in an unspecified amount.

      On March 10, 1999 the Company also announced that its Board of Directors approved a tender offer (the "Offer") for up to 5,500,000 shares of the Company's common stock at a price of not less than $16.25 per share and not more than $18.25 per share, pursuant to a "Dutch Auction". Accordingly, the Company will pay only that amount per share which is necessary, within the stated range, in order to secure the required number of shares (see below) to complete the Offer. Once the price per share is determined, all tendering stockholders will be paid the same amount for each share of stock sold. The Offer commenced on March 12, 1999 and will expire on April 13, 1999, unless it is extended. The Offer is subject to, among other terms and conditions, at least 3,500,000 shares of common stock being tendered unless such condition is waived by the Company. The effect of the consummation of the Offer on the Company's consolidated financial statements would be to reduce cash and cash equivalents and stockholders' equity for the aggregate costs to repurchase the required number of shares, including related estimated fees and expenses of approximately $1,000,000. There can be no assurance, however, that the transactions contemplated by the Offer will be consummated.

      On March 23, 1999, an alleged stockholder filed a complaint on behalf of persons who held common stock in the Company as of March 10, 1999 which alleges that the Company's tender offer statement filed with the SEC in connection with the Offer was false and misleading and seeks damages in an amount to be determined, together with prejudgment interest, the costs of suit, including attorneys' fees and unspecified other relief. The complaint names the Company and the Executives as defendants. The Company does not believe that the outcome of this action will have a material adverse effect on its consolidated financial position or results of operations.

(27)  EVENTS SUBSEQUENT TO MARCH 26, 1999

Redemption of 9 3/4% Senior Notes

      The intended Redemption of the $275,000,000 of borrowings under the 9 3/4% Senior Notes discussed in Note 26 took place on March 30, 1999 as expected.

Sale of the Propane Partnership

     On April 5, 1999, the Propane Partnership and Columbia Propane Corporation, a subsidiary of Columbia Energy Group, signed a definitive purchase agreement pursuant to which Columbia will commence a tender offer to acquire (the "Partnership Sale") all of the outstanding Common Units of the Propane Partnership for $12.00 in cash per Common Unit, which tender offer is the first step of a two-step transaction. In the second step, subject to the terms and conditions of the purchase agreement, Columbia Propane, L.P. would acquire the Company's Partnership Interests, except for a 1% limited partnership interest in the Operating Partnership, in consideration of cash of $2,100,000 and the forgiveness of approximately $15,800,000 of the Partnership Note, and the Propane Partnership would merge into Columbia Propane, L.P. As part of the second step, any remaining Common Unit holders of the Propane Partnership would receive, in cash, $12.00 per Common Unit and the Company would repay the remaining approximate $14,900,000 of the Partnership Note.

      The Board of Directors of National Propane, acting on the recommendation of its Special Committee (formed to evaluate and make a recommendation on behalf of the Propane Partnership's Common Unit holders with respect to the transaction) has unanimously approved the transaction with Columbia and unanimously recommended that the Propane Partnership's unitholders tender their units pursuant to the offer.

      The tender offer is expected to commence on April 9, 1999. The offer for the Common Units will be subject to certain conditions, including there being tendered by the expiration date and not withdrawn, at least a majority of the outstanding Common Units on a fully diluted basis. There can be no assurance that the Partnership Sale will be consummated.

      The Company presently anticipates the Partnership Sale would result in a gain to the Company. Under the Partnership Sale, the Company would maintain financial interests in the propane business, through retention of a 1% limited partnership interest in the Operating Partnership and the Propane Guarantee. Accordingly, the results of operations of the propane segment and any resulting gain or loss from Partnership Sale will not be accounted for as a discontinued operation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                      PART III


ITEMS 10, 11, 12 AND 13.

        The information required by items 10, 11, 12 and 13 will be furnished on or prior to May 3, 1999 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements:

       See Index to Financial Statements (Item 8).

    2. Financial Statement Schedules:

       Independent Auditors' Report

Schedule I      -- Condensed  Balance Sheets (Parent Company Only) -- as of
                   December 28, 1997 and January 3, 1999; Condensed Statements of Operations (Parent Company Only) -- for the fiscal years ended December 31, 1996, December 28, 1997 and January 3, 1999; Condensed Statements of Cash Flows (Parent Company
                   Only) -- for the fiscal years ended December 31, 1996, December 28, 1997 and January 3, 1999

Schedule II     -- Valuation and Qualifying  Accounts for the fiscal years ended  December  31,  1996,  December 28, 1997 and January 3,
                   1999

        All other schedules have been omitted since they are either not ap-plicable or the information is contained elsewhere in "Item 8. Financial State-ments and Supplementary Data."

    3.  Exhibits:

    Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.

    EXHIBIT
    NO.                      DESCRIPTION
    -------    ---------------------------------------------------------------

    3.1  --    Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's
               Registration Statement on Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
    3.2  --    By-laws  of  Triarc,  incorporated  herein  by   reference  to
               Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November
               5, 1998 (SEC file no. 1-2207).
    4.1  --    Credit Agreement, dated as  of  June  26,  1996,  among  National
               Propane, L.P., The  First  National Bank of Boston, as adminis-
               trative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent, incorporated here-
               in  by reference to Exhibit 10.1 to Current  Report  of  National
               Propane  Partners, L.P.  (the "Partnership")  on  Form 8-K  dated
               August 13, 1996 (SEC file no.  1-11867).
    4.2  --    Note Purchase Agreement,  dated  as of June 26, 1996 ("Note Pur-
               chase Agreement"), among National Propane, L.P. and each of the
               Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June
               30, 2010, incorporated herein by reference to Exhibit 10.2 to the
               Partnership's  Current  Report on Form 8-K dated August 13, 1996
               (SEC file no.  1-11867).
    4.3  --    Consent,  Waiver  and  Amendment  dated  November 5, 1996  among
               National Propane, L.P.and each of the Purchasers under  the Note
               Purchase Agreement, incorporated herein by reference to Exhibit
               4.1 to Triarc's Current Report on Form 8-K dated March 31, 1997
               (SEC file no.  1-2207).
    4.4  --    Second Consent, Waiver and Amendment dated January 14, 1997 among
               National Propane, L.P. and each of the Purchasers under the Note
               Purchase Agreement, incorporated herein by reference to Exhibit
               4.2 to Triarc's Current Report on Form 8-K dated March 31, 1997
               (SEC file no.  1-2207).
    4.5  --    Note  dated  July  2,  1996  of  Triarc,  payable to the order of
               National  Propane, L.P., incorporated  herein  by  reference  to
               Exhibit  10.5  to  the  Partnership's  Current Report on Form 8-K
               dated August 13, 1996 (SEC file no.  1-11867).
    4.6  --    Master Agreement dated as of May 5, 1997, among Franchise Finance
               Corporation of America, FFCA Acquisition Corporation, FFCA Mort-
               gage Corporation, Triarc, Arby's Restaurant Development Corpora-
               tion ("ARDC"), Arby's Restaurant Holding Company ("ARHC"), Arby's
               Restaurant  Operations  Company ("AROC"), Arby's,  RTM  Operating
               Company, RTM Development Company, RTM Partners, Inc. ("Holdco"),
               RTM Holding Company, Inc., RTM Management Company, LLC and RTM,
               Inc. ("RTM"), incorporated herein by reference to Exhibit 4.16 to
               Triarc's  Registration  Statement  on  Form S-4 dated October 22,
               1997 (SEC file no. 1-2207).
    4.7  --    First Amendment dated as of March 27, 1997, to the Credit Agree-
               ment  dated  as  of  June 26, 1996 (the "National Propane Credit
               Agreement"),  among  National Propane, L.P., The First  National
               Bank of Boston, as administrative agent and a lender, Bank of
               America  NT & SA, as  a  lender,  and  BA  Securities, Inc., as syndication  agent,  incorporated herein by reference to Exhibit
               10.3 to National Propane Partners, L.P.'s Current Report on Form
               8-K dated March 31, 1997 (SEC file no.  1-11867).
    4.8  --    Indenture dated as of February 9, 1998 between Triarc Companies,
               Inc. and The Bank of New York, as Trustee, incorporated herein by reference  to  Exhibit  4.1  to  Triarc's  Current  Report  on
               Form 8-K/A dated March 6, 1998 (SEC file no. 1-2207).
    4.9  --    Registration  Rights Agreement dated as of February 4, 1998 by
               and  among  Triarc  and  Morgan   Stanley  &  Co.   Incorporated,
               incorporated  herein by  reference  to  Exhibit  4.2 to  Triarc's
               Current  Report on Form 8-K/A  dated  March 6, 1998 (SEC file no.
               1-2207).
    4.10 --    Second  Amendment  dated  as  of  April  22, 1997 to the National
               Propane  Credit  Agreement  among  National  Propane,  L.P., the
               Lenders (as defined therein), The First National Bank of Boston, as Administrative Agent and a Lender, Bank of America NT&SA, as a
               Lender,  and  BA  Securities,  Inc. as Syndication Agent, incor-
               porated  herein by reference to Exhibit 10.1 to National Propane
               Partners, L.P.'s Current Report on Form 8-K dated May 15, 1997
               (SEC file no. 1-11867).
    4.11 --    Third  Amendment  dated  as  of  March  23, 1998 to the National
               Propane  Credit  Agreement  among  National  Propane, L.P., the
               Lenders (as defined therein), BankBoston, N.A., as Administrative
               Agent and a Lender, and BancAmerica Robertson Stephens, as Syn-
               dication Agent, incorporated herein by reference to Exhibit 10.1 to National Propane Partners, L.P.'s Current Report on Form 8-K
               dated March 25, 1998 (SEC file no. 1-11867).
    4.12   --  Fourth  Amendment  dated  as  of  March  30, 1998 to the National
               Propane  Credit  Agreement,  among  National   Propane,   L.P.,
               BankBoston, N.A., as administrative agent and a Lender, and
               BancAmerica  Robertson  Stephens,  as syndication agent, incor-
               porated herein by reference to Exhibit 10.27 to National Propane
               Partners, L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 1997 (SEC file no. 1-11867).
    4.13 --    Amendment No. 1 to Note Agreement and Limited Consent, dated as of  June  30, 1998  among National Propane Corporation, National
               Propane  SGP,  Inc.,  National Propane, L.P. and the holders of
               National Propane L.P.'s 8.54% First Mortgage Notes, incorporated herein by reference to Exhibit 10.1 to National Propane Partners,
               L.P.'s Quarterly Report on Form 10-Q for the fiscal quarter ended
               June 30, 1998 (SEC file no. 1-11867).
    4.14 --    Allonge Amendment dated as of June 30, 1998, attached to 13.5%
               Senior Secured Note, dated July 2, 1996, issued by Triarc, pay-
               able to the order of National Propane, L.P., incorporated herein by reference to Exhibit 10.4 to National Propane Partners, L.P.'s
               Quarterly Report on Form 10-Q for the fiscal quarter ended June
               30, 1998 (SEC file No. 1-11867).
    4.15 --    Fifth Amendment dated as of June 30, 1998 to the National Propane
               Credit Agreement, among National Propane, L.P., the Lenders (as defined therein) and BankBoston, N.A., as Administrative Agent, incorporated  herein  by  reference to Exhibit 10.3 to National
               Propane  Partners, L.P.'s Quarterly Report on Form 10-Q for  the
               fiscal quarter ended June 30, 1998 (SEC file no. 1-11867).
    4.16 --    Credit Agreement dated as of February 25, 1999, among Snapple,
               Mistic, Cable Car, RC/Arby's Corporation and Royal Crown Company,
               Inc., as Borrowers, various financial institutions party thereto, as  Lenders,  DLJ  Capital  Funding, Inc., as syndication agent,
               Morgan Stanley Senior Funding, Inc., as Documentation Agent, and
               The Bank of New York, as Administrative Agent, incorporated here-
               in  by  reference  to  Exhibit 4.1 to Triarc's Current Report on
               Form 8-K dated March 11, 1999 (SEC file no. 1-2207).
    4.17 --    Indenture  dated  of  February  25, 1999  among  Triarc  Consumer
               Products  Group,  LLC  ("TCPG"),  Triarc  Beverage Holdings Corp.
               ("TBHC"), as Issuers, the subsidiary guarantors party thereto and
               The  Bank  of  New  York,  as  Trustee,  incorporated  herein  by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K
               dated March 11, 1999 (SEC file no. 1-2207).
    4.18 --    Registration Rights Agreement dated February 18, 1999 among TCPG,
               TBHC, the Guarantors party thereto and Morgan Stanley & Co. In-
               corporated, Donaldson, Lufkin & Jenrette Securities Corporation
               and Wasserstein Perrella Securities, Inc., incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on Form
               8-K dated March 11, 1999 (SEC file no. 1-2207).
    4.19 --    Registration Rights Agreement dated as of February 25, 1999 among
               TCPG, TBHC, the Guarantors party thereto and Nelson Peltz and
               Peter W. May, incorporated herein by reference to Exhibit 4.1 to
               Triarc's Current Report on Form 8-K dated April 1, 1999 (SEC file no. 1-2207).
    9.1  --    Stockholders  Agreement  dated June 24, 1997 by and among Triarc and each of the parties signatory thereto, incorporated herein by reference to Appendix B-2 to the Proxy Statement/Prospectus filed as part of Triarc's Registration Statement on Form S-4 dated
               October 22, 1997 (SEC file no. 1-2207).
    9.2  --    Amendment No. 1 to Stockholders Agreement date as of July 9, 1997 by and among Triarc and each of the parties signatory thereto, incorporated  herein  by  reference to Appendix B-2 to the Proxy
               Statement/Prospectus filed  as  part  of  Triarc's  Registration
               Statement on Form S-4 dated  October  22,  1997  (SEC  file no.
               1-2207).
    10.1 --    Triarc's   1993  Equity   Participation   Plan,  as  amended,
               incorporated  herein by  reference  to Exhibit  10.1 to  Triarc's
               Current Report on Form 8-K dated March 31, 1997 (SEC file no.
               1-2207).
    10.2 --    Form of  Non-Incentive  Stock Option  Agreement under Triarc's
               Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on
               Form 8-K dated March 31, 1997 (SEC file no. 1-2207).
    10.3 --    Form of Restricted  Stock Agreement under Triarc's Amended and
               Restated 1993 Equity  Participation Plan,  incorporated herein by reference  to Exhibit 13 to Triarc's  Current  Report on Form 8-K
               dated April 23, 1993 (SEC file no. 1-2207).
    10.4 --    Concentrate Sales Agreement dated as of January 28, 1994 between
               Royal Crown and Cott -- Confidential treatment has been granted for portions of the agreement -- incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Triarc's Registration
               Statement on Form S-4 dated March 11, 1994 (SEC file no. 1-2207).
    10.5 --    Form of Indemnification Agreement,  between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by  reference  to  Exhibit  F to the  1994  Proxy  (SEC  file no.
               1-2207).
    10.6 --    Settlement  Agreement,  dated  as  of  January  9,  1995,  among
               Triarc,  Security Management Corp., Victor Posner Trust No. 6 and
               Victor Posner,  incorporated  herein by reference to Exhibit 99.1 to  Triarc's  Current  Report on Form 8-K dated  January 11, 1995
               (SEC file no. 1-2207).
    10.7 --    Employment Agreement, dated as June 29, 1994, between Brian L.
               Schorr and Triarc,  incorporated  herein by  reference to Exhibit
               10.2 to Triarc's  Current Report on Form 8-K dated March 29, 1995
               (SEC file no. 1-2207).
    10.8 --    Amended and Restated Employment  Agreement dated as of June 1,
               1997  by and  between  Snapple,  Mistic  and  Michael  Weinstein, incorporated  herein by  reference  to Exhibit  10.3 to  Triarc's
               Current  Report on Form 8-K/A  dated March 16, 1998 (SEC file no.
               1-2207).
    10.9 --    Amended and Restated Employment Agreement  dated  as  of  June 1,
               1997 by and between Snapple, Mistic and Ernest J. Cavallo, in-
               corporated  herein  by  reference  to  Exhibit  10.4 to Triarc's
               Current Report on Form 8-K/A dated March 16, 1998 (SEC file no.
               1-2207).
    10.10--    Employment Agreement dated as of April 29, 1996 between Triarc and John L.  Barnes, Jr., incorporated herein by reference to
               Exhibit 10.3 to Triarc's Current Report on Form 8-K dated March
               31, 1997 (SEC file no.  1-2207).
    10.11--    Stock Purchase Agreement dated as of March 27, 1997 between The
               Quaker Oats Company and Triarc, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated March
               31, 1997 (SEC file no.  1-2207).
    10.12--    Agreement and Plan of Merger dated as of June 24, 1997 between
               Cable   Car,   Triarc  and  CCB   Merger   Corporation   ("CCB"),
               incorporated  herein by  reference  to  Exhibit  2.1 to  Triarc's
               Current  Report  on Form 8-K  dated  June 24,  1997 (SEC file no.
               1-2207).
    10.13 --   Amendment  No.  1  to  Agreement  and Plan of Merger, dated as of
               September 30, 1997, between  Cable  Car,  Triarc  and  CCB,  in-
               corporated  herein  by reference  to  Appendix B-1  to  the Proxy
               Statement/Prospectus filed pursuant to  Triarc's  Registration
               Statement  on Form S-4 dated October 22, 1997 (SEC file no.
               1-2207).
    10.14 --   Option  granted  by  Holdco  in  favor  of ARHC, together with a schedule  identifying  other  documents omitted and the material details in which such documents differ, incorporated herein by reference to Exhibit 10.30 to Triarc's Registration Statement on
               Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
    10.15 --   Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and  RTMOC  in favor of Arby's, ARDC, ARHC, AROC and Triarc, in-
               corporated  herein  by  reference to Exhibit 10.31 to Triarc's
               Registration Statement on Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
    10.16 --   Settlement Agreement dated as of June 6, 1997 between Triarc,
               Victor  Posner,  Security  Management  Corporation  and   APL
               Corporation, incorporated herein by reference to Exhibit 10.5 to Triarc's Quarterly report on Form 10-Q for the quarter ended June
               29, 1997 (SEC file no. 1-2207).
    10.17 --   Triarc Companies, Inc. 1997 Equity Participation Plan (the "1997
               Equity Plan"), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file no. 1-2207).
    10.18--    Form of  Non-Incentive  Stock Option  Agreement under the 1997
               Equity Plan, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file no. 1-2207).
    10.19--    Triarc  Companies,  Inc.  Stock  Option  Plan for  Cable  Car
               Employees, incorporated herein by reference to Exhibit 4.3 to Triarc's Registration Statement on Form S-8 dated January 22,
               1998 (Registration No. 333-44711).
    10.20--    Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "TBHC
               Option Plan"), incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file no. 1-2207).
    10.21--    Form of  Non-Qualified  Stock Option  Agreement under the TBHC
               Option Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file no. 1-2207).
    10.22--    Agreement dated as of March 23, 1998 by and  among  The  National
               Propane Partners, L.P., National Propane Corporation, Triarc, the
               Lenders (as defined therein) BankBoston, N.A., as Administration
               Agent, and BancAmerica Robertson Stephens, as Syndication Agent, incorporated herein by reference to Exhibit 10.2 to National
               Propane Partners, L.P. Current Report on Form 8-K dated March 25,
               1998 (SEC file no. 1-11867).
    10.23--    Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's
               Current Report on Form 8-K dated May 13, 1998 (SEC file no.
               1-2207).
    10.24--    Form of  Non-Incentive  Stock Option  Agreement under Triarc's
               1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated May
               13, 1998 (SEC file no. 1-2207).
    10.25--    Letter agreement,  dated as of March 10, 1998,  between Triarc and John L.  Barnes,  Jr.,  incorporated  herein by  reference to
               Exhibit 10.3 to Triarc's Current Report on Form 8-K dated May 13,
               1998 (SEC file no. 1-2207).
    10.26--    Letter  Agreement  dated July 23, 1998 between John L. Belsito and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.1 to RC/Arby's Corporation's Current Report on Form
               8-K dated November 5, 1998 (SEC file no. 33-62778).
    10.27--    Letter  Agreement  dated August 27, 1998 among John C. Carson,
               Triarc and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.2 to RC/Arby's Corporation's Current
               Report  on  Form  8-K  dated  November  5,  1998  (SEC  file  no.
               33-62778).
    10.28--    Letter  Agreement  dated  October 12, 1998 between  Triarc and
               Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 99.2 to Triarc's Current Report on Form 8-K dated
               October 12, 1998 (SEC file no. 1-2207).
    10.29--    Letter  Agreement dated as of February 13, 1997 between Arby's and Roland  Smith,  incorporated  herein by reference to Triarc's
               Current  Report  on Form 8-K  dated  April 1,  1999 (SEC file no.
               1-2207).
    10.30--    Form  of  Guaranty  Agreement  dated  as  of March 23, 1999 among
               National Propane Corporation, Triarc Companies, Inc. and Nelson
               Peltz and Peter W. May.*
    21.1 --    Subsidiaries of the Registrant* 23.1 -- Consent of Deloitte &
               Touche LLP*
    27.1 --    Financial Data Schedule  for  the  fiscal  year  ended January 3,
               1999, submitted to the Securities and Exchange Commission in electronic format.*
    27.2 --    Financial Data Schedule for the year ended December 31, 1996, the fiscal year ended December 28, 1997 and the fiscal quarters ended March 30, June 29 and September 28, 1997, submitted to the
               Securities and Exchange Commission in electronic format.*
    27.3 --    Financial Data Schedule for the fiscal quarters ended March 29,
               June 28 and September 27, 1998, submitted to the Securities and
               Exchange Commission in electronic format.*

-----------------------
*   Filed herewith

(B) Reports on Form 8-K:

    On October 12, 1998, Triarc filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

    On October 20, 1998 Triarc filed a Current Report on Form 8-K, which included information under Item 5 of such form.

    On November 5, 1998 Triarc filed a Current Report on Form 8-K, which included an exhibit under Item 7 of such form.

    On November 12, 1998, Triarc filed a Current Report on Form 8-K, which included an exhibit under Item 7 of such form.



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

                                            TRIARC COMPANIES, INC.
                                            (Registrant)


                                            NELSON PELTZ
                                            NELSON PELTZ
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: April 5, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 5, 1999 by the following persons on behalf of the registrant in the capacities indicated.

SIGNATURE                                      TITLES
---------                 -----------------------------------------------------


                          Chairman and Chief Executive Officer
    NELSON PELTZ          and Director (Principal Executive Officer)
    Nelson Peltz


                          President and Chief Operating Officer, and
    PETER W. MAY          Director (Principal Operating Officer)
    Peter W. May


                          Executive Vice President and Chief Financial
    JOHN L. BARNES, JR.   Officer (Principal Financial Officer)
    John L. Barnes, Jr.


                          Vice President and Chief Accounting Officer
    FRED H. SCHAEFER      (Principal Accounting Officer)
    Fred H. Schaefer


                          Director
    HUGH L. CAREY
    Hugh L. Carey


                          Director
    CLIVE CHAJET
    Clive Chajet


                           Director
    STANLEY R. JAFFE
    Stanley R. Jaffe


SIGNATURE                                      TITLES
---------                  ----------------------------------------------------


                            Director
    JOSEPH A. LEVATO
    Joseph A. Levato


                            Director
    DAVID E. SCHWAB II
    David E. Schwab II


                            Director
    RAYMOND S. TROUBH
    Raymond S. Troubh


                            Director
    GERALD TSAI, JR.
    Gerald Tsai, Jr.

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES


To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York


         We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997 for each of the three fiscal years in the period ended January 3, 1999 and our report thereon appears in Item 8 in this Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP

New York, New York
March 26, 1999
(April 5, 1999 as to Note 27 to the consolidated financial statements)




                                           TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                                     CONDENSED BALANCE SHEETS


                                                                                                  December 28,  January 3,
                                                                                                     1997          1999
                                                                                                     ----          ----
                                                                                                       (In thousands)

                                       ASSETS
Current assets:
    Cash and cash equivalents ...................................................................$    86,821   $    88,245
    Short-term investments.......................................................................     27,887        81,072
    Due from subsidiaries .......................................................................     71,259        80,653
    Deferred income tax benefit..................................................................      3,936         7,750
    Prepaid expenses and other current assets....................................................      1,515         1,075
                                                                                                 -----------   -----------
        Total current assets.....................................................................    191,418       258,795
Note receivable from subsidiary .................................................................        200           --
Investments in consolidated subsidiaries, at equity..............................................     20,399        29,217
Properties, net..................................................................................      5,794         5,829
Deferred costs and other assets .................................................................      5,831        14,769
                                                                                                 -----------   -----------
                                                                                                 $   223,642   $   308,610
                                                                                                 ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Demand note and current portion of note payable to subsidiaries..............................$    32,000   $    30,000
    Current portion of note payable to Chesapeake Insurance Company Limited......................        625           240
    Accounts payable.............................................................................     16,272        21,190
    Due to subsidiaries..........................................................................     18,528        23,220
    Accrued expenses.............................................................................     42,569        67,760
                                                                                                 -----------   -----------
        Total current liabilities................................................................    109,994       142,410
                                                                                                 -----------   -----------
Zero coupon convertible subordinated debentures due 2018 (net of unamortized original issue
    discount of $253,897,000) (a)................................................................        --        106,103
Note payable to National Propane, L.P............................................................     40,700        30,700
Note payable to Chesapeake Insurance Company Limited.............................................      1,125           960
Deferred income taxes............................................................................     27,398        17,286
Other liabilities................................................................................        437           237
Commitments and contingencies
Stockholders' equity:
    Class A common stock, $.10 par value; authorized 100,000,000 shares, issued 29,550,663.......      2,955         2,955
    Class B common stock, $.10 par value; authorized 25,000,000 shares, issued
      5,997,622 shares...........................................................................        600           600
    Additional paid-in capital...................................................................    204,291       204,539
    Accumulated deficit..........................................................................   (115,440)     (100,804)
    Less Class A common stock held in treasury at cost; 3,951,265 and 6,250,908 shares...........    (45,456)      (94,963)
    Other........................................................................................     (2,962)       (1,413)
                                                                                                 -----------   -----------
        Total stockholders' equity ..............................................................     43,988        10,914
                                                                                                 -----------   -----------
                                                                                                 $   223,642   $   308,610
                                                                                                 ===========   ===========



(a) These debentures mature in 2018 and do not require any amortization of principal prior thereto.

                                                                                                           SCHEDULE I (CONTINUED)

                                           TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                                CONDENSED STATEMENTS OF OPERATIONS


                                                                                                      Year Ended
                                                                                       --------------------------------------
                                                                                       December 31,  December 28,  January 3,
                                                                                            1996         1997         1999
                                                                                            -----        ----         ----

                                                                                        (In thousands except per share amounts)

Income and (expenses):
    Equity in net income (losses) of continuing operations of subsidiaries..........   $   (55,403)  $  (19,329)  $    31,998
    Investment income...............................................................         6,506       10,747         5,729
    Gain on sale of businesses, net.................................................        81,500        8,468         2,199
    Merger and acquisition fee from subsidiary......................................           --         4,000           --
    General and administrative expenses, excluding depreciation and amortization            (4,391)     (13,191)      (19,073)
    Depreciation and amortization, excluding amortization of deferred financing
       costs........................................................................           (58)      (1,748)       (2,377)
    Interest expense on debt, other than to subsidiaries............................        (3,706)      (2,015)      (12,195)
    Interest expense on debt to subsidiaries .......................................        (4,529)      (8,582)       (4,390)
    Acquisition related costs.......................................................           --        (2,000)          --
    Facilities relocation and corporate restructuring...............................        (1,000)         (12)          --
    Reduction in carrying value of long-lived assets impaired or to be disposed ....        (5,400)         --            --
    Other income (expense) .........................................................            14        2,599        (1,326)
                                                                                       -----------   ----------   -----------
       Income (loss) from continuing operations before income taxes.................        13,533      (21,063)          565
Benefit from (provision for) income taxes ..........................................       (27,231)         510        11,471
                                                                                       -----------   ----------   -----------
       Income (loss) from continuing operations.....................................       (13,698)     (20,553)       12,036
Equity in income from discontinued operations of subsidiaries ......................         5,213       20,718         2,600
Equity in extraordinary charges of subsidiaries.....................................       (11,168)      (3,781)          --
Extraordinary items.................................................................         5,752          --            --
                                                                                       -----------   ----------   ----------
       Net income (loss)............................................................   $   (13,901)  $   (3,616)  $    14,636
                                                                                       ===========   ==========   ===========

Basic income (loss) per share:
       Continuing operations........................................................   $      (.46)  $     (.68)  $       .40
       Discontinued operations......................................................           .18          .69           .08
       Extraordinary items..........................................................          (.18)        (.13)          --
                                                                                       ------------  ----------   ----------
       Net income (loss)............................................................   $      (.46)  $     (.12)  $       .48
                                                                                       ============  ==========   ===========

Diluted income (loss) per share:
        Continuing operations.......................................................   $      (.46)  $     (.68)  $       .38
        Discontinued operations.....................................................           .18          .69           .08
        Extraordinary items.........................................................          (.18)        (.13)          --
                                                                                       ------------  ----------   ----------
        Net income (loss)...........................................................   $      (.46)  $     (.12)  $       .46
                                                                                       ============  ==========   ===========





                                                                                                            SCHEDULE I (CONTINUED)

                                           TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
                                                CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended
                                                                            --------------------------------------
                                                                            December 31,  December 28, January 3,
                                                                                1996          1997        1999
                                                                                ----          ----        ----
                                                                                         (In thousands)

Cash flows from operating activities:
    Net income (loss)......................................................  $  (13,901)   $  (3,616)  $  14,636
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
       Dividends from subsidiaries.........................................     126,059       54,506      29,499
       Equity in net (income) loss of subsidiaries.........................      61,358        2,392     (34,598)
       Deferred income tax provision (benefit).............................      36,558      (15,351)    (11,976)
       Gain on sale of businesses, net.....................................     (81,500)      (8,468)     (2,199)
       Amortization of original issue discount and deferred financing
         costs.............................................................         --           --        6,031
       Cost of trading securities purchased................................         --           --      (55,394)
       Proceeds from sales of trading securities...........................         --           --       30,412
       Net recognized (gains) losses from transactions in investments
         and short positions...............................................        (586)      (4,795)      3,106
       Change in due from/to subsidiaries and other affiliates ............       2,203       (4,676)     (2,608)
       Discount from principal on early extinguishment of debt.............      (9,237)         --          --
       Other, net..........................................................      (1,840)      (5,080)      4,224
       Decrease in prepaid expenses and other current assets...............         398          231       1,401
       Increase (decrease) in accounts payable and accrued expenses........      20,901       29,286      (1,339)
                                                                             ----------    ---------   ---------
            Net cash provided by (used in) operating activities............     140,413       44,429     (18,805)
                                                                             ----------    ---------   ---------
Cash flows from investing activities:
    Cost of available-for-sale securities and limited partnerships.........     (61,381)     (57,873)    (71,930)
    Proceeds from sales of available-for-sale securities and limited
       partnerships........................................................      11,244       62,833      52,348
    Proceeds from securities sold short, net of payments to cover short
       positions...........................................................         --           --       21,340
    Capital expenditures including ownership interests in aircraft.........      (4,519)      (1,909)     (4,824)
    Acquisition of Snapple Beverage Corp...................................         --       (75,000)        --
    Other business acquisitions............................................         --          (650)        --
    Capital contributed to subsidiaries....................................         --        (6,204)        --
    Loans to subsidiaries, net of repayments...............................        (340)      (4,635)     (9,430)
    Other..................................................................         (64)           6      (2,182)
                                                                             ----------    ---------   ---------
            Net cash used in investing activities..........................     (55,060)     (83,432)    (14,678)
                                                                             ----------    ---------   ---------
Cash flows from financing activities:
    Proceeds from long-term debt...........................................         --           --      100,163
    Repayments of long-term debt ..........................................      (4,529)         --      (10,000)
    Repurchases of common stock for treasury...............................        (496)      (1,594)    (54,680)
    Net borrowings (repayments) from subsidiaries..........................      30,600        2,100        (550)
    Proceeds from stock option issuances...................................         108        2,433       3,939
    Deferred financing costs...............................................         --           --       (4,000)
    Other..................................................................         (51)        (650)         35
                                                                             ----------    ---------   ---------
             Net cash provided by financing activities.....................      25,632        2,289      34,907
                                                                             ----------    ---------   ---------
Net increase (decrease) in cash and cash equivalents ......................     110,985      (36,714)      1,424
Cash at beginning of year..................................................      12,550      123,535      86,821
                                                                             ----------    ---------   ---------
Cash at end of year........................................................  $  123,535    $  86,821   $  88,245
                                                                             ==========    =========   =========


NOTE: Cash as used herein includes cash and cash equivalents



                                                                                                                       SCHEDULE II
                                              TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                                      ---------------------------------
                                       Balance at     Charged  to        Charged to      Deductions    Balance at
                                       Beginning        Costs and           Other           from         End of
        Description                     of Year         Expenses          Accounts        Reserves        Year
       ------------                     -------         --------          --------        --------        -----
                                                                        (IN THOUSANDS)

Year ended December 31, 1996:
   Receivables - allowance for doubtful
      accounts:
        Trade                           $   6,044     $    3,680       $       205 (1)  $(5,933)(2)      $   3,996
        Affiliate                           1,351          5,675(3)             --       (4,475)(4)          2,551
                                        ---------     ----------       -----------      -------          ---------
             Total                      $   7,395     $    9,355       $       205     $(10,408)         $   6,547
                                        =========     ==========       ===========     ========          =========
   Insurance loss reserves              $   9,398     $      763       $        --      $  (333)(5)      $   9,828
                                        =========     ==========       ===========     ========          =========

Year ended December 28, 1997:
   Receivables - allowance for doubtful
      accounts:
        Trade                           $   3,996     $    7,257(6)    $       725 (1) $ (4,007)(7)     $   7,971
        Affiliate                           2,551            975               --          (256)(4)         3,270
                                        ---------     ----------       -----------     --------         ---------
             Total                      $   6,547     $    8,232       $       725     $ (4,263)        $  11,241
                                        =========     ==========       ===========     ========         =========
   Insurance loss reserves              $   9,828     $       39       $       --      $ (1,446)(5)     $   8,421
                                        =========     ==========       ===========     ========         =========

Year ended January 3, 1999:
   Receivables - allowance for doubtful
      accounts:
        Trade                           $   7,971     $    2,861       $        32 (1) $ (5,313)(4)     $   5,551
        Affiliate                           3,270           (474)(8)      --             (2,796)(4)            --
                                        ---------      ---------       -----------      -------         ---------
             Total                      $  11,241     $    2,387       $        32     $ (8,109)        $   5,551
                                        =========     ==========       ===========     ========         =========
   Insurance loss reserves              $   8,421     $      --        $       --      $ (8,421)(9)     $      --
                                        =========     ==========       ===========     ========         =========



(1)  Recoveries  of accounts  previously  determined  to be  uncollectible.
(2) Consists of $4,125,000 attributable to the sale of the Textile Business (see Note 3 to the consolidated financial statements included elsewhere herein) and $1,808,000 of accounts determined to be uncollectible.
(3)  Includes  $3,675,000  reported in "Gain on sale of  businesses,  net".
(4)  Accounts  determined  to be  uncollectible.
(5)  Payment of claims  and/or reclassification to "Accounts payable".
(6)  Includes $3,229,000 charged to "Acquisition related" costs.
(7) Consists of $1,179,000 attributable to the deconsolidation of National Propane (see Note 7 to the consolidated financial statements included elsewhere herein) and $2,828,000 of accounts determined to be uncollectible.
(8) Reversal of provision for doubtful accounts due to recoveries of accounts previously fully reserved.
(9) Consists of $8,224,000 attributable to the sale of Chesapeake Insurance (see Note 3 to the consolidated financial statements included elsewhere herein) and $197,000 of payment of claims and/or reclassification to "Accounts payable".

                                                                 Exhibit 10.30


                                 GUARANTY AGREEMENT


               This GUARANTY AGREEMENT is made and entered into as of the 23rd day of March, 1999 (this "Agreement") among National Propane Corporation (the "Managing General Partner"), Triarc Companies, Inc. ("Triarc") and Nelson Peltz (the "Director").

               WHEREAS, the Managing General Partner and the Director have entered into an Indemnification Agreement effective April 24, 1993 (the "Indemnification Agreement") which provides for indemnification of the Director and Triarc wishes to guarantee the Managing General Partner's obligation to the Director under the Indemnification Agreement;

               NOW, THEREFORE, in consideration of the foregoing, the parties hereto do hereby agree as follows:

               1. Guaranty. Triarc hereby irrevocably and unconditionally guarantees to the Director timely and complete performance by the Managing General Partner of all of the Managing General Partner's undertakings, covenants, obligations and indemnities provided for in the Indemnification Agreement. This guaranty is a guaranty of payment and of performance.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                         TRIARC COMPANIES, INC.


                                         By: BRIAN L. SCHORR
                                             Name:  Brian L. Schorr
                                             Title:   Executive Vice President





NELSON PELTZ
Nelson Peltz



                                                                  Exhibit 21.1

                               TRIARC COMPANIES, INC.
                             LIST OF SUBSIDIARIES AS OF
                                   March 15, 1999

                                                         STATE OR JURISDICTION
                                                         UNDER WHICH ORGANIZED

Triarc Consumer Products Group, LLC                              Delaware
    Triarc Beverage Holdings Corp.                               Delaware
        Mistic Brands, Inc.                                      Delaware
        Snapple Beverage Corp.                                   Delaware
           Snapple International Corp.                           Delaware
               Snapple Beverages de Mexico, S.A. de C.V.(1)      Mexico
               Snapple Caribbean Corp.                           Delaware
           Snapple Europe Limited                                United Kingdom
           Snapple Canada, Ltd.                                  Canada
           Snapple Worldwide Corp.                               Delaware
           Snapple Finance Corp.                                 Delaware
           Pacific Snapple Distributors, Inc.                    California
           Mr. Natural, Inc.                                     Delaware
           Kelrae, Inc.                                          Delaware
           Millrose Distributors, Inc.                           New Jersey
    RC/Arby's Corporation (formerly Royal Crown
    Corporation)                                                 Delaware
        ARHC, LLC                                                Delaware
        RCAC Asset Management, Inc.                              Delaware
        Arby's, Inc.                                             Delaware
           Arby's Building and Construction Co.                  Georgia
           Arby's of Canada Inc.                                 Ontario
           Arby's (Hong Kong) Limited                            Hong Kong
           Arby's De Mexico S.A. de CV                           Mexico
               Arby's Immobiliara                                Mexico
               Arby's Servicios                                  Mexico
           TJ Holding Company, Inc.                              Delaware
        Arby's Restaurants, Limited                              United Kingdom
        Arby's Limited                                           United Kingdom
        Arby's Restaurant Construction Company                   Delaware
        Arby's Restaurants, Inc.                                 Delaware
        RC-11, Inc. (formerly National Picture &
           Frame Co.)                                            Mississippi
        Promociones Corona Real, S.A. de C.V.                    Mexico
        RC Leasing, Inc.                                         Delaware
        Royal Crown Nederland B.V.                               Netherland
        RC Cola Canada Limited (formerly Nehi Canada
            Limited)                                             Canada
        Royal Crown Bottling Company of Texas (formerly
        Royal Crown Bottlers of Texas, Inc.)                     Delaware
        Royal Crown Company, Inc. (formerly Royal Crown
           Cola Co.)                                             Delaware
           RC Services Limited(2)                                Ireland
           Retailer Concentrate Products, Inc.                   Florida
           TriBev Corporation                                    Delaware
    Cable Car Beverage Corporation                               Delaware
        Old San Francisco Seltzer, Inc.                          Colorado
        Fountain Classics, In .                                  Colorado
Madison West Associates Corp.                                    Delaware
National Propane Corporation (3)                                 Delaware
    National Propane SGP, Inc.                                   Delaware
        National Propane Partners, L.P. (4)                      Delaware
           National Propane, L.P.(4)                             Delaware
               National Sales & Service, Inc.                    Delaware
               Carib Gas Corporation of St. Croix (formerly
                  LP Gas Corporation of St. Croix)               Delaware
               Carib Gas Corporation of St. Thomas (formerly
                  LP Gas Corporation of St.Thomas)               Delaware
NPC Leasing Corp.                                                New York
Citrus Acquisition Corporation                                   Florida
    Adams Packing Association, Inc. (formerly New
       Adams, Inc.)                                              Delaware
    Groves Company, Inc. (formerly New Texsun, Inc.)             Delaware
Home Furnishing Acquisition Corporation                          Delaware
    1725 Contra Costa Property, Inc. (formerly Couroc
       of Monterey, Inc.)                                        Delaware
    Hoyne Industries, Inc. (formerly New Hoyne, Inc.)            Delaware
    Hoyne International (U.K.), Inc.                             Delaware
GVT Holdings, Inc. (5)                                           Delaware
    TXL Corp.(formerly Graniteville Company)                     South Carolina
        TXL International Sales, Inc.                            South Carolina
        GTXL, Inc..                                              Delaware
        TXL Holdings, Inc.                                       Delaware
SEPSCO, LLC                                                      Delaware
    Crystal Ice & Cold Storage, Inc.                             Delaware
    Southeastern Gas Company                                     Delaware
        Geotec Engineers, Inc.                                   West Virginia
Triarc Holdings 1, Inc.                                          Delaware
Triarc Holdings 2, Inc.                                          Delaware
Triarc Development Corporation                                   Delaware
Triarc Acquisition Corp                                          Delaware
-------------

(1) 99% owned by Snapple International Corp. and 1% owned by Snapple World-wide Corp.

(2)     99%  owned  by  Royal  Crown  Company,  Inc.  and  1% owned by RC/Arby's
        Corporation.

(3)     24.3% owned by SEPSCO, LLC and 75.7% owned by Triarc Companies, Inc.

(4) National Propane Corporation is the managing general partner of both partnerships and holds a combined 2% unsubordinated general partner interest therein and a 38.7% subordinated general partner interest in National Propane Partners, L.P. National Propane SGP, Inc. is the special general partner of both partnerships and holds a combined 2% unsubordinated general partner interest therein. The public owns a 57.3% limited partner interest in National Propane Partners, L.P. National Propane Partners, L.P. is the sole limited partner of National Propane, L.P.

(5)     50% owned by Triarc Companies, Inc. and 50% owned by SEPSCO, LLC.



                                                                   Exhibit 23.1





INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in Registration Statement Nos. 33-60551 and 333-44711 of Triarc Companies, Inc. on Form S-8 of our reports dated March 26, 1999 (April 5, 1999 as to Note 27 to the consolidated financial statements), appearing in the Annual Report on Form 10-K of Triarc Companies, Inc. for the year ended January 3, 1999.





DELOITTE & TOUCHE LLP

New York, New York

April 5, 1999