Form 10-K/A
period 1999-01-03
TRIARC COMPANIES INC
filed 1999-05-03
CIK 30697

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
   ------------------------------------            -----------------------------
   CLASS A COMMON STOCK, $.10 PAR VALUE              NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $251,456,261 as of April 27, 1999. There were 19,527,182 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of April 27, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     BUSINESS EXPERIENCE DURING PAST
NAME OF DIRECTOR                   FIVE YEARS, AGE AND OTHER INFORMATION
-----------------      ---------------------------------------------------------
Nelson Peltz...........Mr. Peltz has been a director and Chairman and Chief
                       Executive Officer of the Company since April 1993. Since then, he has also been a director and Chairman of the Board and Chief Executive Officer of certain of the Company's subsidiaries, and a director and, since April
                       1997, Chairman of the Board, of National Propane
                       Corporation ("NPC"), the managing general partner of National Propane Partners, L.P. (the "Partnership"), a distributor of liquefied petroleum gas. He is also a general partner of DWG Acquisition, whose principal business is ownership of securities of the Company. From its formation in January 1989 to April 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group,
                       Limited Partnership ("Trian"), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. ("Triangle"), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. Mr. Peltz is 56 years of age.

Peter W. May...........Mr. May has been a director and President and Chief
                       Operating Officer of the Company since April 1993. Since then, he has also been a director and President and Chief Operating Officer of certain of the Company's subsidiaries, and a director and, since April 1997, Vice Chairman of the Board, of NPC. He is also a general partner of DWG Acquisition. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian. He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988. Mr. May is 56 years of age.

Hugh L. Carey..........Mr. Carey has been a director of the Company since June
                       1994. He was an Executive Vice President of W.R. Grace & Co. ("Grace") from 1987 to December 31, 1995. From 1993 to December 1995, he served Grace as director of its Government Relations Division, and from 1987 until 1993, he ran Grace's office of environmental policy. Mr. Carey was the Governor of the State of New York from 1975 until 1983 and a member of Congress from 1960 until 1975. From 1991 until 1993, he was Chairman of the National Institute of Former Governors. Mr. Carey is also a director of China Trust Bank and PhyMatrix, Inc., and of Counsel to Whitman Breed Abbott & Morgan. Mr. Carey is 80 years of age.

Clive Chajet...........Mr. Chajet has been a director of the Company since June
                       1994. He has been Chairman of Chajet Consultancy, L.L.C., a consulting firm specializing in identity and image management, since January 1997. Prior thereto, Mr. Chajet was Chairman of Lippincott & Margulies Inc., also a consulting firm specializing in identity and image management, from 1983 to January 1997. Mr. Chajet is 62 years of age.

Stanley R. Jaffe......Mr. Jaffe has been a director of the Company since June
                      1994. Mr. Jaffe is a motion picture producer and owner of JAFFILMS, LLC. From 1991 until 1994, Mr. Jaffe was President and Chief Operating Officer and a director of Paramount Communications Inc., a motion picture and entertainment company. From prior to 1983 until 1991, Mr. Jaffe was principal partner in Jaffe/Lansing Productions, an independent motion picture production company. Mr. Jaffe is 58 years of age.

Joseph A. Levato......Mr. Levato has been a director of the Company since June
                      1996. Mr. Levato served as Executive Vice President and Chief Financial Officer of Triarc from April 1993 to August 1996. He also served as Executive Vice President and Chief Financial Officer of certain of Triarc's subsidiaries from April 1993 to August 1996. Prior to April 1993, he was Senior Vice President and Chief Financial Officer of Trian from January 1992 to April 1993. From 1984 to December 1988, he served as Senior Vice President and Chief Financial Officer of Triangle. Mr. Levato is 58 years of age.

David E. Schwab II....Mr. Schwab has been a director of the Company since
                      October 1994. Mr. Schwab has been a Senior Counsel of Cowan, Liebowitz & Latman, P.C., a law firm, since January 1, 1998. Prior thereto he was a partner of Schwab Goldberg Price & Dannay, a law firm, for more than five years. Mr. Schwab also serves as Chairman of the Board of Trustees of Bard College. Mr. Schwab is 67 years of age.

Raymond S. Troubh.....Mr. Troubh has been a director of the Company since June
                      1994. He has been a financial consultant since prior to 1989. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., Becton, Dickinson & Co., Diamond Offshore Drilling, Inc., Foundation Health Systems, Inc., General American Investors Company, Olsten Corporation, Starwood Hotels & Resorts, Inc. and WHX Corporation. He is also a trustee of MicroCap Liquidating Trust and Petrie Stores Liquidating Trust. Mr. Troubh is 73 years of age.

Gerald Tsai, Jr.......Mr. Tsai has been a director of the Company since October
                      1993. Mr. Tsai is a private investor. From February 1993 to October 1997, he was Chairman of the Board, President and Chief Executive Officer of Delta Life Corporation, a life insurance and annuity company with which Mr. Tsai became associated in 1992. Mr. Tsai also serves as a director of Rite Aid Corporation, Sequa Corporation, Zenith National Insurance Corporation, Saks Incorporated, United Rentals Inc. and Meditrust Companies. He is a trustee of Boston University and New York University Medical Center. Mr. Tsai is 70 years of age.

 (B)  IDENTIFICATION OF EXECUTIVE OFFICERS

        The following table sets forth certain information regarding the executive officers of Triarc, all of whom are U.S. citizens.


        NAME              AGE     POSITIONS

Nelson Peltz............   56    Director; Chairman and Chief Executive Officer

Peter W. May............   56    Director; President and Chief Operating Officer

Roland C. Smith.........  44     President and Chief Executive Officer of the
                                 Triarc Restaurant Group

Michael Weinstein.......  50     Chief Executive Officer of the Triarc Beverage
                                 Group

John L. Barnes, Jr. ....  51     Executive Vice President and Chief Financial
                                 Officer

Eric D. Kogan...........  35     Executive Vice President -- Corporate
                                 Development

Brian L. Schorr.........  40     Executive Vice President, General Counsel, and
                                 Assistant Secretary

Francis T. McCarron.....  42     Senior Vice President -- Taxes

Anne A. Tarbell.........  40     Senior Vice President -- Corporate
                                 Communications and Investor Relations

Stuart I. Rosen.........  39     Vice President and Associate General Counsel,
                                 and Secretary

Fred H. Schaefer........  54     Vice President and Chief Accounting Officer

        Set forth below is certain additional information concerning the persons listed above (other than Messrs. Peltz and May, for whom such information has been provided under "Identification of Directors" above).

        Roland C. Smith has been Chief Executive Officer of Arby's, Inc. (d/b/a the Triarc Restaurant Group) since July 1997 and President of the Triarc Restaurant Group since February 1997. Prior thereto, Mr. Smith had served in various positions at the Triarc Restaurant Group since July 1994 (last serving as Senior Vice President -- Operations since August 1995). From January 1992 to July 1994 Mr. Smith served in various positions at KFC International, last serving as General Manager -- Western Canada. Mr. Smith has announced his resignation effective May 1999 as President and Chief Executive Officer of the Triarc Restaurant Group.

        Michael Weinstein has served as Chief Executive Officer of the Triarc Beverage Group and Royal Crown since October 1996. Mr. Weinstein has also served as Chief Executive Officer of Snapple Beverage Corp. ("Snapple") and Mistic Brands, Inc. ("Mistic") since they were acquired by Triarc in May 1997 and August 1995, respectively. Prior to August 1995, he was president of Liquid Logic, a private beverage consulting business he founded in 1994. From 1981 until the end of 1993, he served in various executive capacities at A&W Brands, Inc., lastly as President/Chief Operating Officer. From 1978 to 1981, he was a Vice President at Kenyon & Eckhardt Advertising. He began his career at Pepsi-Cola Company, where he held various sales and marketing positions from 1972 to 1978.

       John L. Barnes, Jr. has been Executive Vice President and Chief Financial Officer of Triarc since March 1998 and prior thereto was Senior Vice President and Chief Financial Officer of Triarc since August 1996. From April 1996 to August 1996 Mr. Barnes was a Senior Vice President of Triarc. Prior to April 1996, Mr. Barnes had served as Executive Vice President and Chief Financial Officer of Graniteville Company (which was sold by the Company in April 1996) for more than five years.

       Eric D. Kogan has been Executive Vice President -- Corporate Development of Triarc since March 1998 and prior thereto was Senior Vice President -- Corporate Development of Triarc since March 1995. Prior to March 1995 Mr. Kogan was Vice President -- Corporate Development of Triarc since April 1993. Before joining Triarc, Mr. Kogan was a Vice President of Trian from September 1991 to

April 1993 and an associate in the mergers and acquisitions group of Farley Industries, an industrial holding company, from 1989 to August 1991.

        Brian L. Schorr has been Executive Vice President and General Counsel of Triarc and certain of its subsidiaries since June 1994. Prior thereto, Mr. Schorr was a partner of Paul, Weiss, Rifkind, Wharton & Garrison, a law firm which he joined in 1982 and subsequent thereto through April 1995 he was Of Counsel to that firm in connection with limited liability company and limited liability partnership matters. That firm provides legal services to Triarc and its subsidiaries.

        Francis T. McCarron has been Senior Vice President -- Taxes of Triarc since April 1993. He has also been Senior Vice President -- Taxes of certain of Triarc's subsidiaries since April 1993. Prior thereto, he was Vice President -- Taxes of Trian from its formation in January 1989 to April 1993. He joined Triangle in February 1987 and served as Director of Tax Planning & Research until December 1988.

        Anne A. Tarbell has been Senior Vice President -- Corporate Communications of Triarc since May 1998. From June 1995 to April 1998, Ms. Tarbell was Vice President and Director -- Investor Relations of ITT Corporation and served as Assistant Director -- Investor Relations of ITT Corporation from August 1991 to May 1995. Ms. Tarbell also served as Vice President and Director -- Investor Relations of Chemical Banking Corporation from February 1988 to July 1991.

        Stuart I. Rosen has been Vice President and Associate General Counsel, and Secretary of Triarc and certain of its subsidiaries since August 1994. Prior thereto, he was associated with Paul, Weiss, Rifkind, Wharton & Garrison since 1985.

        Fred H. Schaefer has been Vice President and Chief Accounting Officer of Triarc since April 1993. He has also been Vice President and Chief Accounting Officer of certain of Triarc's subsidiaries, including RCAC, since April 1993. Prior thereto, he was Vice President and Chief Accounting Officer of Trian from its formation in January 1989 to April 1993. Mr. Schaefer joined Triangle in 1980 and served in various capacities in the accounting department, including Vice President -- Financial Reporting, until December 1988.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Triarc's directors, executive officers, and persons who own more than ten percent of Triarc's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish Triarc with copies of all Forms 3, 4 and 5 they file.

        Based solely on Triarc's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5s were required for these persons, Triarc believes that all its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to 1998.

ITEM 11.  EXECUTIVE COMPENSATION

INTRODUCTION TO SUMMARY COMPENSATION TABLE

         The Summary Compensation Table sets forth salary of, cash bonus awards as well as non-cash awards granted under the Company's 1993 Equity Participation Plan (the "1993 Plan"), the Company's 1998 Equity Participation Plan (the "1998 Plan") and the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "TBHC Plan") with respect to the year ended December 31, 1996, the fiscal year ended December 28, 1997 and the fiscal year ended January 3, 1999 to, Triarc's Chairman and Chief Executive Officer, President and Chief Operating Officer and to four of the other executive officers of Triarc who constituted Triarc's most highly compensated executive officers during fiscal 1998 (the "Named Officers").

        Messrs. Peltz and May serve as directors and officers of Triarc and several of its subsidiaries, and Messrs. Barnes, Kogan and Schorr serve as officers of Triarc and officers and directors of several of its subsidiaries. All compensation set forth in the Summary Compensation Table for Messrs. Peltz, May, Barnes, Kogan and Schorr (other than the options granted under the TBHC Option Plan) was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries, except that Mr. Barnes was employed by, and substantially all of his compensation was paid by, Graniteville Company until it was sold by the Company in April 1996. Mr. Smith serves as a director and officer of the Triarc Restaurant Group. All compensation set forth in the Summary Compensation Table for Mr. Smith was paid by the Triarc Restaurant Group for services rendered to it. All non-cash awards granted to any Named Officer were made by Triarc except for certain awards made pursuant to the TBHC Option Plan. Additional information with respect to the compensation arrangements for the Chairman and Chief Executive Officer and the Named Officers is set forth below under "Certain Employment Arrangements with Executive Officers." No restricted stock awards were made to any of the Named Officers during 1996, fiscal 1997, or fiscal 1998.

                                         SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION       PERIOD    SALARY($)  BONUS($)  COMPENSATION($)
---------------------------       ------   ----------  --------  ---------------

Nelson Peltz .................    1998           1           --       329,067(7)
 Chairman and Chief Executive     1997           1           --       429,872(7)
 Officer of Triarc                1996           1    2,000,000(2)    339,490(7)

Peter W. May .................    1998           1           --       134,173(8)
 President and Chief Operating    1997           1           --       153,288(8)
 Officer of Triarc                1996           1    1,000,000(2)    164,469(8)

Roland C. Smith ............      1998     381,250      360,000              (9)
 President and Chief Executive
 Officer of Triarc Restaurant     1997      317,55      270,000              (9)
 Group                            1996     222,917      175,000              (9)

John L. Barnes, Jr.  .........    1998     300,000      585,000              (9)
Executive Vice President and
Chief Financial Officer of        1997     300,000      650,000(3)           (9)
Triarc                            1996     271,554      970,000(4)   269,893(10)

Eric D. Kogan ................    1998     289,583      595,417              (9)
Executive Vice President --
Corporate Development of          1997     250,000      700,000(3)           (9)
Triarc                            1996     250,000      450,000(5)           (9)

Brian L. Schorr ..............    1998     312,500      585,000              (9)
Executive Vice President and
General Counsel of Triarc         1997     312,500      650,000(3)(6)        (9)
                                  1996     312,500      450,000(5)           (9)

                                            LONG TERM COMPENSATION

                                         AWARDS        PAYOUTS

                                         SECURITIES
NAME AND PRINCIPAL                       UNDERLYING
Position                                 Options/SARs  LTIP        All OTHER
                                Period      (#)(1)    Payouts($) Compensation($)
                                ------   ------------ ---------- ---------------
Nelson Peltz .................   1998     26,000(11)         --           --
 Chairman and Chief Executive    1997    150,000             --           --
 Officer of Triarc               1996    175,000             --           --

Peter W. May .................   1998     13,000(11)         --           --
 President and Chief Operating   1997    100,000             --           --
 Officer of Triarc               1996    125,000             --           --

Roland C. Smith ............     1998     50,000        335,000        4,000(12)
 President and Chief Executive
 Officer of Triarc Restaurant    1997     50,000             --        3,200(12)
 Group                           1996     35,000             --        1,500(12)

John L. Barnes, Jr.  .........   1998     50,000             --        7,200(12)
 Executive Vice President and              6,600(11)
 Chief Financial Officer of      1997     50,000             --        6,400(12)
 Triarc                          1996    150,000         28,667        8,187(13)

Eric D. Kogan ................   1998     50,000             --        7,200(12)
 Executive Vice President --               6,600(11)
 Corporate Development of        1997     50,000             --        6,400(12)
 Triarc                          1996    150,000         69,000        5,250(12)

Brian L. Schorr ..............   1998     50,000             --       11,187(14)
 Executive Vice President and              6,600(11)
 General Counsel of Triarc       1997     50,000             --       10,387(14)
                                 1996    120,000         57,500        7,115(14)
---------
 (1) Except as otherwise noted, all stock option grants were made pursuant to the 1993 Plan or 1998 Plan. The option grants under the 1998 Plan with respect to fiscal 1998 were made on March 15, 1999.

 (2) Represents special bonuses paid to Messrs. Peltz and May in connection with the completion of certain transactions. Mr. Peltz' bonus was paid one-half in August 1996 and one-half in March 1997.

 (3) Includes special bonuses paid to each of Messrs. Barnes, Kogan and Schorr in connection with the completion of certain transactions.

 (4) Includes a one-time special payment of $890,000 paid in 1996 to Mr. Barnes in his capacity as Executive Vice President and Chief Financial Officer of the Company's textile business in connection with the sale of such business in April 1996. In March 1997, Mr. Barnes chose to receive additional stock options instead of a cash bonus that might otherwise have been granted to him at that time with respect to fiscal 1996. Such stock options are included under the heading "Long Term Compensation -- Securities Underlying Options/SARs."

 (5) Includes special bonuses paid to each of Messrs. Kogan and Schorr in 1996 in connection with the completion of certain transactions. In March 1997, each of Messrs. Kogan and Schorr chose to receive additional stock options instead of a cash bonus that might otherwise have been granted to them at that time with respect to fiscal 1996. Such stock options are included under the heading "Long Term Compensation -- Securities Underlying Options/SARs."

 (6) Such amount constitutes Mr. Schorr's aggregate bonus with respect to fiscal 1998, $600,000 of which was paid in January 1998 as an advance against such bonus, with the balance being paid in March 1998.

 (7) Includes imputed income of $266,837, $233,856 and $225,668 arising out of the use of corporate aircraft in fiscal 1998, fiscal 1997 and 1996, respectively.

 (8) Includes imputed income of $77,138, $85,841 and $98,729 arising out of the use of corporate aircraft in fiscal 1998, 1997 and 1996, respectively, and fees of $40,000 paid by Triarc on behalf of Mr. May for tax and financial planning services in each of fiscal 1998, 1997 and 1996.

 (9) Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(10) Includes a severance payment of $111,500 made to Mr. Barnes in his capacity as Executive Vice President and Chief Financial Officer of the Company's textile business in connection with the sale of such business in April 1996, and relocation related costs of $154,018.

(11)    Represents grants of options made pursuant to the TBHC Option Plan.

(12) Represents amounts contributed to 401(k) plan by Triarc (Arby's, in the case of Mr. Smith) on behalf of the Named Officer.

(13) Represents amounts contributed to 401(k) plan by Triarc of $5,250 for 1996 and by Graniteville Company of $2,937 in 1996.

(14) Includes $7,200, $6,400 and $3,128 contributed to 401(k) plan by Triarc on behalf of Mr. Schorr in fiscal 1998, 1997 and 1996, respectively, and $3,987, $3,987 and $3,987 of other compensation paid by Triarc in an amount equal to premiums for term life insurance in fiscal 1998, fiscal 1997 and 1996, respectively.

COMPENSATION OF DIRECTORS

        Each non-management director of the Company receives an annual retainer of $25,000 for serving on the Board. In addition, each non-management director of the Company also receives $1,000 for each meeting of the Board or of a committee (or subcommittee) of the Board that such director attends. Under the 1998 Plan each non-management director may elect to have all or a portion of the annual retainer and these fees paid in shares of Class A Common Stock rather than in cash.

        In addition, pursuant to the 1998 Plan, each director of the Company who is not also an employee of the Company or any subsidiary receives options to purchase 15,000 shares of Class A Common Stock on the date of his initial election or appointment to the Board of Directors. On the date of each subsequent annual meeting of stockholders of the Company at which a director is reelected, such director receives options to purchase 3,000 shares of Class A Common Stock.

        For information concerning certain (i) litigation involving certain current and former directors and (ii) fees paid to certain current and former directors of Triarc and related matters, see "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, which information is incorporated by reference herein.

CERTAIN EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

       Nelson Peltz and Peter W. May.  Since April 1993,  Nelson Peltz and Peter
W. May have been serving Triarc as its Chairman and Chief Executive Officer and its President and Chief Operating Officer, respectively, and each of them currently is receiving an annual base salary of $1.00. In April 1994, Messrs. Peltz and May were granted "performance stock options" for an aggregate of 3,500,000 shares of Class A Common Stock. These options were granted in lieu of base salary, annual performance bonus and long term compensation for a six-year period expiring April 1999. (The Company anticipates negotiating new employment and compensation arrangements with Messrs. Peltz and May, the terms of which have not yet been determined.) They have an exercise price of $20.125 per share and vest and become exercisable as follows: if the closing price of a share of Class A Common Stock is at least $27.1875 (approximately 135% of the exercise price) for 20 out of 30 consecutive trading days ending on or prior to March 30, 1999, each such option will vest and become exercisable as to one third of the shares subject to the option; if the closing price of a share of Class A Common Stock is a t least $36.25 (approximately 180% of the exercise price) for 20 out of 30 consecutive trading days ending on or prior to March 30, 2000, each such option will vest and become exercisable as to one third of the shares subject to the option; and if the closing price of a share of Class A Common Stock is at least $45.3125 (approximately 225% of the exercise price) for 20 out of the 30 consecutive trading days ending on or prior to March 30, 2001, the option will vest and become exercisable as to one third of the shares subject to the option.. In addition to early vesting in the event such closing price levels are attained, such options will vest on October 21, 2003 (nine years and six months from the date of grant) and expire on April 21, 2004 (ten years from the date of grant). In addition, Messrs. Peltz and May participate in the incentive compensation and welfare and benefit plans made available to Triarc's corporate officers.

       Roland C. Smith. Arby's entered into an employment agreement with Roland Smith, effective as of February 13, 1997, providing for Mr. Smith's employment as President of Arby's. The term of Mr. Smith's employment will continue until June 30, 2000, unless otherwise terminated as provided in the agreement and will be renewed for additional 18 month periods unless either Arby's or Mr. Smith elects, upon 180 days' notice, not to renew. Mr. Smith has announced his resignation effective May 1999 as President and Chief Executive Officer of Arby's.

       Under his employment agreement, Mr. Smith receives an annual base salary of $400,000 and will be eligible to receive an annual cash incentive bonus under Arby's annual cash incentive plan up to 75% of his annual base salary, additional cash compensation under Arby's mid-term cash incentive plan up to 75% of his annual base salary and is also eligible to participate in equity incentive plans. Mr. Smith's annual base salary may be reviewed by Arby's Board of Directors for possible increase, but not decrease.

       John L. Barnes, Jr. Triarc entered into an employment agreement dated as of April 29, 1996, as amended, with John L. Barnes, Jr. providing for the employment of Mr. Barnes as a Senior Vice President of the Company for a three year term ending July 28, 1999, unless otherwise terminated as provided therein. Mr. Barnes was promoted to Executive Vice President effective March 10, 1998. Pursuant to the Barnes Employment Agreement, Mr. Barnes was named Chief Financial Officer of Triarc in August 1996. Mr. Barnes receives an annual base salary of $300,000 per year, subject to increase but not decrease from time to time. In addition, Mr. Barnes is eligible to receive annual cash bonuses and stock option awards on a basis comparable to other senior executives of Triarc. In the event Mr. Barnes' employment with the Company is terminated prior to July 28, 1999 without good cause, the Barnes Employment Agreement provides that Triarc shall pay Mr. Barnes (1) a lump sum within thirty days of the date of his termination equal to one-half of his then current base salary that would otherwise have been payable to him through July 28, 1999, and (2) commencing six months after the date of his termination a sum equal to one-half of his annual base salary in effect on the date of termination that would otherwise have been paid to him from the date of termination through July 28, 1999, such amount to be payable semi-monthly through July 28, 1999. Mr. Barnes will also be reimbursed for any loss on the sale of his home, up to $150,000 and will be eligible for certain relocation expenses in the event his employment is terminated without cause or Triarc does not renew the Barnes Employment Agreement at the end of its term. In addition, if Mr. Barnes' employment is terminated without cause each stock option granted to him which had not vested as of the termination date shall vest immediately as of such date and each stock option which has vested prior to or as of the termination date may be exercised by Mr. Barnes within the earlier of one year or on the date of which such option expires. The Barnes Employment Agreement further provides that in the event of a "change of control" under the agreement, the Company is obligated to employ Mr. Barnes as an Executive Vice President, and he is obligated to accept and continue in the employment thereunder until the first anniversary of such change in control. Mr. Barnes has the right to resign as an officer and employee of Triarc effective as of the first anniversary of the change of control by giving written notice to Triarc not less than thirty days before such date and receive payments and other benefits as to which he would have been entitled had Triarc terminated his employment without good cause.

       Brian L. Schorr. On June 29, 1994, Triarc entered into an employment agreement with Brian L. Schorr providing for the employment of Mr. Schorr as Executive Vice President and General Counsel of the Company. The Schorr Employment Agreement expires on June 29, 2000. The Schorr Employment Agreement provides for annual base salary of $312,500, which is subject to increase, but not decrease. Mr. Schorr is also eligible to receive annual incentive bonuses.

The Schorr Employment Agreement also provides that if Mr. Schorr dies during the term of the agreement, his legal representative will be entitled to receive a "Base Amount" calculated at an annual rate equal to the sum of
(1) Mr. Schorr's then current base salary plus (2) $250,000, for the remaining term of the agreement, if Triarc is able to procure, at a reasonable rate, term insurance on Mr. Schorr's life to pay such obligation, or if Triarc is not able to produce such insurance, an amount calculated at the annual rate of the Base Amount for the three-month period following Mr. Schorr's death. Triarc obtained such insurance to fund this obligation at an annual premium of approximately $3,000. Triarc has transferred ownership of such insurance policy to a trust established by Mr. Schorr and Mr. Schorr has, under certain circumstances, given up his right to have Triarc pay the Base Amount after his death. Pursuant to the Schorr Employment Agreement, if Mr. Schorr's employment terminates for any reason other than "cause" under the agreement, options and restricted stock awards previously granted to Mr. Schorr will immediately vest in their entirety and remain exercisable for a period of one year following the date of such termination. The Schorr Employment Agreement also provides that if Triarc terminates Mr. Schorr's employment without cause, Mr. Schorr will receive a lump sum payment, discounted to present value, in an amount equal to (1) all base salary amounts due for the year of termination and for each remaining year of the Schorr Employment plus (2) an amount equal to the number of years of the Schorr Employment Agreement multiplied by $250,000. The Schorr Employment Agreement further provides that at the option of Mr. Schorr, the Schorr Employment Agreement shall be deemed to have been terminated by Triarc without cause following a "change in control" under the agreement.

       CASH INCENTIVE PLANS

       The Triarc Beverage Group and the Triarc Restaurant Group have annual cash incentive plans (each, an "Annual Incentive Plan") and the Triarc Restaurant Group has a mid-term cash incentive plan (the "Mid-Term Incentive Plan") for executive officers and key employees.

       Each Annual Incentive Plan is designed to provide annual incentive awards to participants, with amounts payable being linked to whether the applicable company has met certain pre-determined financial goals and the performance of the participant during the preceding year. Under each Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by the company's management in consultation with management of Triarc. The board of directors of each company, in consultation with management of Triarc and the Compensation Committee of the Triarc Board of Directors, may elect to adjust awards on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the "quality" of the company's earnings or to take into account external factors that affect performance results. The board of directors of each company may also decide that multiple performance objectives related to the company's and/or the individual's performance may be appropriate and in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. Each Annual Incentive Plan is administered by the respective company's board of directors and Triarc's management and may be amended or terminated at any time.

       Under the Mid-Term Incentive Plan, incentive awards are granted to participants if the Triarc Restaurant Group achieves an agreed upon profit over a three year performance cycle. During each plan year, an amount is accrued for each participant based upon the amount by which the company's profit for such year exceeds a certain minimum return. A new three-year performance cycle begins each year, such that after the third year the annual cash amount paid to participants pursuant to the Mid-Term Incentive Plan should equal the target award if the Triarc Restaurant Group's profit goals have been achieved for the full three-year cycle. Except as may otherwise be set forth in a participant's employment agreement, the board of directors of the Triarc Restaurant Group, together with Triarc's management and the Compensation Committee of Triarc's Board of Directors, may adjust an individual's award, upward or downward, based upon an assessment of the individual's relative contribution to the company's longer-term profit performance. The Mid-Term Incentive Plan may be amended or terminated at any time.

       From time to time, the Compensation Committee of the Triarc Board may award discretionary bonuses based on performance to executive officers. The amounts of such bonuses will be based on the Compensation Committee's evaluation of each such individual's contribution.

       1993 EQUITY PARTICIPATION PLAN

       The 1993 Plan, which expired on April 24, 1998, provided for the grant of options to purchase Class A Common Stock, stock appreciation rights ("SARs"), restricted shares of Class A Common Stock and, to non-employee directors of Triarc, at their option, shares of Class A Common Stock in lieu of annual retainer fees and/or Board of Directors or committee meeting attendance fees that would otherwise be payable in cash. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries were eligible to participate in the 1993 Plan. No additional grants may be made under the plan. A maximum of 10,000,000 shares of Class A Common Stock (subject to certain adjustments) were authorized to be delivered by the Company pursuant to options, SARs and restricted shares granted under the 1993 Plan. As of April 27, 1999, options to acquire a total of 8,733,353 shares of Class A Common Stock were outstanding under the 1993 Plan. The plan is administered by the Performance Compensation Subcommittee of the Triarc Board. The 1993 Plan was adopted on April 24, 1993, amended and restated on July 22, 1993, and, as amended and restated, was approved by Triarc's stockholders on October 27, 1993. The 1993 Plan was also amended on April 19, 1994, with further amendments which were approved by Triarc's stockholders on June 9, 1994 and on June 8, 1995. In addition, the 1993 Plan was amended by the Triarc Board during 1995, 1996 and 1997, which amendments did not require stockholder approval.

      1998 EQUITY PARTICIPATION PLAN

      The 1998 Plan was approved by Triarc's Board of Directors on March 10, 1998 and was approved by the stockholders on May 6, 1998. The 1998 Plan replaced the 1993 Plan which expired on April 24, 1998. The 1998 Plan provides for the granting of stock options, SARs and restricted stock to officers, key employees of, and consultants to Triarc and its subsidiaries and affiliates. The 1998 Plan provides for automatic awards of options to non-employee directors of Triarc and permits non-employee directors to elect to receive all or a portion of their annual retainer fees and/or Board of Directors or committee meeting attendance fees, if any ("Fees"), in shares of Triarc Parent Class A Common Stock. Subject to certain antidilution adjustments, a maximum of 5,000,000 aggregate shares of Class A Common Stock may be granted on the exercise of options or SARs or upon a director's election to receive Fees in Triarc shares pursuant to the 1998 Plan. In addition, the maximum number of shares of Class A Common Stock that may be granted to any individual in a calendar year is 1,000,000 shares. As of April 27, 1999, options to acquire 773,750 shares of Class A Common Stock were outstanding under the 1998 Plan. The 1998

Plan is administered by the Performance Compensation Subcommittee of Triarc Board of Directors. The term during which awards may be granted under the 1998 Plan will expire on April 30, 2003.

       TRIARC BEVERAGE HOLDINGS CORP. 1997 STOCK OPTION PLAN

       The TBHC Option Plan was approved by the Board of Directors of TBHC and by the Performance Compensation Subcommittee on August 19, 1997 and provides for the grant of options to acquire common stock of TBHC, a wholly owned subsidiary of the Company. Key employees, officers, directors and consultants of TBHC and its subsidiaries and affiliates, and of Triarc and its other subsidiaries and affiliates, are eligible to participate in the TBHC Plan. A maximum of 150,000 shares of TBHC common stock (subject to certain adjustments) are authorized to be delivered by TBHC pursuant to options granted under the plan, representing 15% of the outstanding shares of TBHC common stock determined on a fully-diluted basis. As of April 27, 1999, options to acquire 145,425 shares of TBHC common stock were outstanding under the TBHC Option Plan. The TBHC Option Plan is administered by the Performance Compensation Subcommittee. The term during which options may be granted under the TBHC Option Plan expires on August 18, 2007.

       1997 EQUITY PARTICIPATION PLAN

       The Company's 1997 Equity Participation Plan (the "1997 Plan") was approved by the Executive Committee of the Board of Directors on December 11, 1997 and provides for the granting of stock options to purchase shares of Class A Common Stock. Participants in the 1997 Plan are limited to selected key employees and consultants of Triarc, its subsidiaries and affiliates who are important to the success and growth of the Company, its subsidiaries and affiliates, but who are not "directors," "executive officers" or "officers" of Triarc. A total of 500,000 shares of Class A Common Stock are reserved for issuance under the 1997 Plan. As of April 27, 1999, options to acquire 395,917 shares of Class A Common Stock were outstanding under the 1997 Plan. The 1997 Plan is administered by the Compensation Committee of the Board of Directors. The term during which options may be granted under the 1997 Plan expires on December 11, 2002.

       OPTIONS GRANTED IN FISCAL 1998

       The following table sets forth certain information with respect to options to purchase shares of TBHC common stock granted to the Named Officers in the fiscal year ended January 3, 1999. No grants of options to purchase shares of Class A Common Stock were made under the 1993 Plan or the 1998 Plan to any Named Officer during fiscal 1998, although grants were made in March 1999 with respect to fiscal 1998 to each of the Named Executives, other than Messrs. Peltz and May. No tandem or freestanding SARs were granted to any of the Named Officers, and no stock options were exercised by any Named Officer during fiscal 1998.

                           OPTION GRANTS IN LAST FISCAL YEAR

                                                                           GRANT
                                                                            DATE
                                        INDIVIDUAL GRANTS                  VALUE
                                        -----------------                  -----
                        NUMBER OF   % OF
                        SECURITIES  TOTAL
                        UNDERLYING  OPTIONS     EXERCISE
                        OPTIONS/    GRANTED TO  OR BASE                 GRANT
                        SARS        EMPLOYEES   PRICE                   DATE
                        GRANTED     IN FISCAL   ($ PER     EXPIRATION   PRESENT
NAME                    (#)(1)      YEAR(2)      SHARE)       DATE      VALUE(3)
-----                   ---------   ---------   --------   ----------   --------
Nelson Peltz........   26,000        36%        $191.00    06/10/08  $ 1,558,986
Peter W. May........   13,000        18          191.00    06/10/08      779,493
Roland C. Smith.....        0         0              --          --           --
John L. Barnes, Jr...   6,600         9          191.00    06/10/08      395,743
Eric D. Kogan........   6,600         9          191.00    06/10/08      395,743
Brian L. Schorr......   6,600         9          191.00    06/10/08      395,743
------------
(1) These options consist solely of options to purchase shares of TBHC common stock which were granted under the TBHC Option Plan on June 10, 1998. One-third of such options will vest on each of July 1, 1999, 2000, and 2001, and such options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

(2) The percentages are based on the aggregate number of options granted in the fiscal year ending January 3, 1999 to purchase shares of TBHC common stock.

(3) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used to calculate the present value of the option grants with respect to TBHC common stock:

               (a)  assumed  option  term  of  seven  years;   (b)  stock  price
               volatility factor of .0001; (c) annual discount rate of 5.5%; and
               (d) no dividend payment.

        No discount to the Black-Scholes ratio was used with respect to each year an option remains unvested. The exercise price reflects the fair market value of the TBHC common stock on the date of grant as determined by an independent third party appraiser, and the volatility factor reflects the fact that, as a privately held subsidiary, the TBHC common stock does not have a public trading market. These estimated option values, including the underlying assumptions used in calculating them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks, uncertainties and other factors which may cause the actual value of the options to be materially different from those expressed or implied herein.

       OPTION VALUES AT END OF FISCAL 1998

       The following table sets forth certain information concerning the value as of January 3, 1999 of unexercised in-the-money options to purchase shares of Class A Common Stock and shares of TBHC common stock granted to the Named Officers outstanding as of the end of fiscal 1998.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                               NUMBER OF                VALUE OF
                                              SECURITIES             UNEXERCISED
                                              UNDERLYING            IN-THE-MONEY
                                      UNEXERCISED OPTIONS      OPTIONS AT FISCAL
                  SHARES               AT FISCAL YEAR END               YEAR-END
                ACQUIRED                          1998(#)             1998($)(1)
                      ON      VALUE          EXERCISABLE/           EXERCISABLE/
NAME            EXERCISE   REALIZED         UNEXERCISABLE          UNEXERCISABLE
----            --------   --------   -------------------      -----------------
Nelson Peltz
 Triarc Options....-0-       -0-      1,173,333/2,316,667      2,287,041/389,084
 TBHC Options......-0-       -0-           -0-/    26,000        -0-/        -0-
Peter W. May
 Triarc Options....-0-       -0-        785,000/1,550,000      1,533,959/277,916
 TBHC Options......-0-       -0-           -0-/    13,000        -0-/        -0-
Roland C. Smith
 Triarc Options....-0-       -0-        54,665/    60,335      184,776/  130,949
 TBHC Options......-0-       -0-        -0-/          -0-       -0-/         -0-
John L. Barnes, Jr.
 Triarc Options....-0-       -0-         136,667/ 123,333        382,775/295,550
 TBHC Options......-0-       -0-            -0-/    6,600       -0-/         -0-
Eric D. Kogan
 Triarc Options....-0-       -0-         145,667/ 133,333        411,000/333,500
 TBHC Options......-0-       -0-            -0-/    6,600        -0-/        -0-
Brian L. Schorr
 Triarc Options....-0-       -0-         181,667/ 113,333        417,775/266,800
 TBHC Options......-0-       -0-            -0-/    6,600        -0-/        -0-
------------
(1) On December 31, 1998 (the last trading day during fiscal 1998), the closing price of Class A Common Stock on the New York Stock Exchange was $15.875 per share. TBHC common stock is not publicly traded. The per share value ($191.00) as of January 3, 1999 is based on a June 10, 1998 valuation provided to TBHC by an independent third party. Each of the grants made to Named Officers was made at such per share value.

                            LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

        The following table shows specified information with respect to awards made during fiscal 1998 to Roland C. Smith under the Mid-Term Incentive Plan. No other Named Officer received awards in 1998 under the Mid-Term Incentive Plan. For additional information regarding the Mid-Term Incentive Plan, see "-- Cash Incentive Plans."


                                             ESTIMATED FUTURE PAYOUTS
                                      UNDER NON-STOCK PRICE BASED PLANS (1)
                                      -------------------------------------
                        PERFORMANCE OR
                      OTHER PERIOD UNTIL
                         MATURATION OR         THRESHOLD     TARGET      MAXIMUM
NAME                        PAYOUT             ($ OR #)     ($ OR #)    ($ OR #)
----                        ------             --------     --------    --------

Roland C. Smith......     1998-2000              -0-        $300,000    $450,000

-------
(1) Awards were made in fiscal 1998 under the Mid-Term Incentive Plan to participants (including Mr. Smith) approved by the Board of Directors of Triarc Restaurant Group with respect to the three-year performance period  1998-2000.  Each  participant's  target  incentive  is  set at a percentage of his or her annual base salary and is based on meeting certain operating profit targets over the three year performance cycle. Pursuant to Mr. Smith's employment agreement, his target incentive was set at 75% of his annual base salary. No amount will be payable if operating profits are less than 80% of the specified performance objective for the three year cycle. If a participant is terminated without cause, such participant will be entitled to amounts accrued under the plan as of the date of termination. If a participant is not employed by the Triarc Restaurant Group on the last day of the three year performance cycle for reasons other than death, an approved absence or certain transfers, the participant is not entitled to any incentive compensation under the plan unless the Board of Directors of Triarc Restaurant Group determines otherwise. Mr. Smith has announced his resignation effective May 1999 from his position at the Triarc Restaurant Group.

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Mr. Levato was appointed to the Compensation Committee of the Board of Directors in June 1997. Mr. Levato has been a director of the Company since June 1996 and retired as Executive Vice President and Chief Financial Officer of the Company in August 1996. Mr. Levato is not a member of the Performance Compensation Subcommittee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership as of April 27, 1999 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock (constituting the only class of voting capital stock of the Company), each director of the Company and nominee for director of the Company who has such ownership, each executive officer whose name appears in the Summary Compensation Table who was an executive officer of the Company as of April 27, 1999 and all directors and executive officers as a group.

NAME AND ADDRESS OF                AMOUNT AND NATURE OF
BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
--------------------               -----------------------      ----------------
DWG Acquisition Group, L.P. ....   5,982,867  shares(2)           30.6%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz ...................   7,265,033  shares(2)(3)(4)(5)  35.0%
  280 Park Avenue
  New York, NY 10017
Peter W. May ...................   6,856,334  shares(2)(3)(6)     33.7%
  280 Park Avenue
  New York, NY 10017
William Ehrman..................   1,809,622  shares(7)            9.3%
Frederick Ketcher
Jonas Gerstl
Frederic Greenberg
James McLaren
William D. Lautman
  300 Park Avenue
  New York, NY 10022
Harris Associates, L.P..........   1,290,000  shares(8)            6.6%
Harris Associates, Inc.
Harris Associates Investment Trust
  Two North LaSalle Street
  Suite 500
  Chicago, Illinois 60502-3790

Hugh L. Carey...................      36,175  shares(9)            *
Clive Chajet....................      33,300  shares(10)           *
Stanley R. Jaffe................      35,959  shares(9)            *
Joseph A. Levato................     172,500  shares(11)           *
David E. Schwab II..............      30,000  shares(9)            *
Raymond S. Troubh...............      45,500  shares(9)            *
Gerald Tsai, Jr. ...............      40,604  shares(12)           *
Roland C. Smith.................      64,666  shares(13)           *
John L. Barnes, Jr. ............     190,667  shares(14)           1.0%
Eric D. Kogan...................     209,667  shares(15)           1.1%
Brian L. Schorr.................     228,657  shares(16)           1.2%

Directors and Executive Officers as a group
 (18 persons)...................   9,396,994  shares              41.4%

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

 (4) Includes 21,200 shares owned by a family trust of which Mr. Peltz is a general partner and 2,400 shares owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership.

 (5) Includes options to purchase 1,231,666 shares of Class A Common Stock which have vested or will vest within 60 days of April 27, 1999.

 (6) Includes options to purchase 826,667 shares of Class A Common Stock which have vested or will vest within 60 days of April 27, 1999.

 (7) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl, McLaren and Lautman is based solely on information contained in a Schedule 13D/A, dated June 26, 1998, filed pursuant to the Exchange Act. The shares reflected include an aggregate of 1,673,645 shares of Class A Common Stock that Messrs. Ehrman, Ketcher, Gerstl, Greenberg , McLaren and Lautman may be deemed to beneficially own as general partners of EGS Associates, L.P., a Delaware limited partnership, EGS Partners, L.L.C., a Delaware limited liability company, Bev Partners, L.P., a Delaware limited partnership, and FK
        Investments, L.P., a Delaware limited partnership. These shares reflected also include (i) 56,650 shares of Class A Common Stock owned directly by Mr. Ehrman and 55,927 shares of Class A Common Stock owned by members of Mr. Ehrman's immediate family and his sister-in-law; (ii) 8,400 shares of Class A Common Stock owned directly by Mr. Ketcher (iii) 1,500 shares of Class A Common Stock owned directly by Mr. Gerstl and his wife and 4,500 shares of Class A Common Stock owned by a member of Mr. Gerstl's immediate family; and (iv) 6,000 shares of Class A Common Stock owned directly by Mr. Greenberg and 3,000 shares of Class A Common Stock owned by a member of Mr. Greenberg's immediate family.

 (8) The information set forth herein with respect to Harris Associates, L.P. ("Harris"), Harris Associates, Inc. (the sole general partner of Harris), and Harris Associates Investment Trust, Series Designated The Oakmark Smallcap Fund (the "Trust") is based solely on information contained in their Schedules 13G/A dated February 11, 1999 filed pursuant to the Exchange Act. Harris is an investment adviser, and serves as an investment adviser to the Trust. The Oakmark Smallcap Fund, a series of the Trust, beneficially owned 1,250,000 shares of Class A Common Stock as of December 31, 1998. These shares are included as shares over which Harris has shared voting and dispositive power because of Harris' power to manage the Trust's investments. In addition, Harris serves as investment adviser to other clients who may own shares of Class A Common Stock but for which Harris does not have discretionary authority. Such shares have also been included as shares over which Harris has shared voting and dispositive power.

 (9) Includes options to purchase 25,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 27, 1999.

(10) Includes options to purchase 25,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 27, 1999 and 1,300 shares owned by Mr. Chajet's wife, as to which shares Mr. Chajet disclaims beneficial ownership.

(11) Includes options to purchase 144,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 27, 1999.

(12) Includes options to purchase 28,500 shares of Class A Common Stock which have vested or will vest within 60 days of April 27,1999.

(13) Includes options to purchase 64,665 shares of Class A Common Stock which have vested or will vest within 60 days of April 27,1999.

(14) Includes options to purchase 186,667 shares of Class A Common Stock which have vested or will vest within 60 days of April 27,1999.

(15) Includes options to purchase 195,667 shares of Class A Common Stock which have vested or will vest within 60 days of April 27,1999.

(16) Includes options to purchase 221,667 shares of Class A Common Stock which have vested or will vest within 60 days of April 27,1999.

                               -------------------

        The foregoing table does not include 5,997,622 shares of Triarc's non-voting Class B Common Stock owned by Victor Posner ("Posner") and an entity controlled by Posner (together with Posner, the "Posner Entities"). All such shares of Class B Common Stock can be converted without restriction into an equal number of shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. The Company or its designee has certain rights of first refusal if such shares are sold to an unaffiliated third party. If the 5,997,622 currently outstanding shares of the Class B Common Stock were converted into shares of Class A Common Stock, such shares would constitute approximately 23.5% of the then outstanding shares of Class A Common Stock as of April 27,1999. None of the directors or nominees for directors of the Company or the Named Officers beneficially owned any Class

B Common Stock as of April 27,1999. Except for the arrangements relating to the shares described in footnote (2) to the foregoing table, there are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

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

       The Company subleased through January 31, 1996 from an affiliate of the Executives approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. Rental expense for January 1996 for such subleases, including operating expenses, net of a $106,000 deposit applied to the rent and excluding $30,000 received by the Company for its sublease of a portion of such space, was $61,000. Such amount is less than the rent such affiliates paid to the unaffiliated landlords but represents an amount the Company believes it would have paid an unaffiliated third party for similar improved office space.

   On February 25, 1999, Triarc Consumer Products Group, L.L.C. ("TCPG"), a subsidiary of the Company, completed the sale of $300.0 million principal amount of 10.25% senior subordinated notes due 2009 pursuant to Rule 144A of the Securities Act. Upon the closing of such sale, the Executives purchased an aggregate $20.0 million of such notes. The Company has been advised by the Executives that they no longer hold any of such notes.

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

                                                  TRIARC COMPANIES, INC.
                                                  (Registrant)



                                                  By:  /s/ Brian L. Schorr
                                                       -------------------------
                                                       Brian L. Schorr
                                                       Executive Vice President
                                                       and General Counsel

DATE: May 3, 1999