Form 10-K/A
period 1999-01-03
TRIARC COMPANIES INC
filed 1999-05-10
CIK 30697

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:
     This Amendment No. 2 is being filed to amend and restate Part III of the Registrant's Form 10-K in its entirety which information was previously filed in Amendment No. 1 to the Form 10-K filed on May 3, 1999.



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

   As of August 14, 1998, the Company acquired certain furniture located at the Company's offices from an entity owned solely by the Executives for an
aggregate purchase  price of $1,201,800.   The Company had been using such
furniture on a rent-free basis since April 1993. The purchase price was determined, on an arms-length basis, by the Audit Committee of the Board of Directors which negotiated and approved the transaction and was equal to the lower of two appraisals of the furniture prepared by independent third party appraisers.

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

DATE: May 6, 1999