Form 10-Q
period 1999-04-04
TRIARC COMPANIES INC
filed 1999-05-20
CIK 30697

-------------------------------------------------------------------------------




                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1999

                                    OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207

                        TRIARC COMPANIES, INC.
        -------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                 Delaware                        38-0471180
       ------------------------------         ----------------
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)


       280 Park Avenue, New York, New York                    10017
      --------------------------------------                ---------
     (Address of principal executive offices)              (Zip Code)

                        (212) 451-3000
     ----------------------------------------------------
     (Registrant's telephone number, including area code)

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

                                                         Yes (X)     No (  )

             There were 19,567,961 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of April 30, 1999.
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                            JANUARY 3,          APRIL 4,
                                                                                             1999 (A)            1999
                                                                                            --------             ----
                                                                                                   (IN THOUSANDS)
                                     ASSETS                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents.............................................................$    161,248         $    281,265
    Short-term investments................................................................      99,729              102,563
    Receivables...........................................................................      67,724              105,082
    Inventories...........................................................................      46,761               61,826
    Deferred income tax benefit ..........................................................      28,368               25,624
    Prepaid expenses and other current assets ............................................       5,667               14,685
                                                                                          ------------         ------------
      Total current assets................................................................     409,497              591,045
Properties................................................................................      31,272               31,310
Unamortized costs in excess of net assets of acquired companies...........................     268,436              279,083
Trademarks................................................................................     261,906              259,186
Deferred costs and other assets...........................................................      48,781               65,582
                                                                                          ------------         ------------
                                                                                          $  1,019,892         $  1,226,206
                                                                                          ============         ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.....................................................$      9,978         $     10,493
    Accounts payable......................................................................      58,257               66,293
    Accrued expenses......................................................................     132,904              120,548
                                                                                           -----------         ------------
      Total current liabilities...........................................................     201,139              197,334
Long-term debt............................................................................     698,981              894,781
Long-term debt due to affiliates..........................................................         --                20,000
Deferred income taxes.....................................................................      87,195               87,121
Deferred income and other liabilities.....................................................      21,663               24,134
Stockholders' equity:
    Common stock..........................................................................       3,555                3,555
    Additional paid-in capital............................................................     204,539              204,434
    Accumulated deficit...................................................................    (100,804)            (114,149)
    Treasury stock........................................................................     (94,963)             (94,624)
    Accumulated other comprehensive income (deficit)......................................        (600)               4,197
    Unearned compensation.................................................................        (813)                (577)
                                                                                          ------------         ------------
      Total stockholders' equity .........................................................      10,914                2,836
                                                                                          ------------         ------------
                                                                                          $  1,019,892         $  1,226,206
                                                                                          ============         ============



(A) Derived from the audited consolidated  financial statements as of January 3,
1999


  See  accompanying  notes  to  condensed   consolidated financial statements.




                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                              THREE MONTHS ENDED
                                                                                     ---------------------------------
                                                                                          MARCH 29,        APRIL 4,
                                                                                            1998             1999
                                                                                            ----             ----
                                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                                (UNAUDITED)
Revenues:
    Net sales..........................................................................$   153,881         $  159,888
    Royalties, franchise fees and other revenues.......................................     18,172             18,303
                                                                                       -----------         ----------
                                                                                           172,053            178,191
                                                                                       -----------         ----------
Costs and expenses:
    Cost of sales, excluding depreciation and amortization.............................     79,360             83,182
    Advertising, selling and distribution..............................................     48,759             46,714
    General and administrative ........................................................     24,826             27,199
    Depreciation and amortization, excluding amortization of deferred financing costs..      9,212              8,424
    Corporate restructuring related....................................................        --               3,650
                                                                                       -----------         ----------
                                                                                           162,157            169,169
                                                                                       -----------         ----------
      Operating profit ................................................................      9,896              9,022
Interest expense.......................................................................    (16,638)           (19,701)
Investment income, net.................................................................      7,585              5,333
Other income, net......................................................................      2,347              2,062
                                                                                       -----------         ----------
      Income (loss) from continuing operations before income taxes.....................      3,190             (3,284)
(Provision for) benefit from income taxes..............................................     (1,595)             2,036
                                                                                       -----------         ----------
      Income (loss) from continuing operations.........................................      1,595             (1,248)
Income from discontinued operations....................................................      2,600                --
                                                                                       -----------         ----------
      Income (loss) before extraordinary charges.......................................      4,195             (1,248)
Extraordinary charges..................................................................        --             (12,097)
                                                                                       -----------         ----------
      Net income (loss)................................................................$     4,195         $  (13,345)
                                                                                       ===========         ==========

Basic and diluted income (loss) per share:
      Income (loss) from continuing operations.........................................$       .05         $     (.04)
      Income from discontinued operations..............................................        .08                --
      Extraordinary charges............................................................        --                (.42)
                                                                                       -----------         ----------
      Net income (loss)................................................................$       .13         $     (.46)
                                                                                       ===========         ==========




   See  accompanying  notes  to  condensed   consolidated financial statements.




                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  THREE MONTHS ENDED
                                                                                            -------------------------------
                                                                                             MARCH 29,         APRIL 4,
                                                                                               1998             1999
                                                                                               ----             ----
                                                                                                  (IN THOUSANDS)
                                                                                                   (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)........................................................................$   4,195          $ (13,345)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ...............................................    6,422              5,911
         Depreciation and amortization of properties.........................................    2,790              2,513
         Amortization of original issue discount and deferred financing costs ...............    2,046              3,074
         Write-off of unamortized deferred financing costs and interest rate cap agreement
           costs.............................................................................      --              11,446
         Corporate restructuring related charge..............................................      --               3,650
         Cost of trading securities..........................................................      --             (15,447)
         Proceeds from trading securities....................................................      --              26,597
         Net recognized gains from transactions in investments and short positions...........   (5,169)              (815)
         Payments for acquisition related costs..............................................   (4,744)               (43)
         Payment resulting from Federal income tax return examination........................   (8,136)               --
         Income from discontinued operations.................................................   (2,600)               --
         Other, net..........................................................................       12             (1,342)
         Changes in operating assets and liabilities:
           Increase in receivables...........................................................   (8,012)           (35,897)
           Decrease (increase) in inventories................................................    5,923            (13,518)
           Increase in prepaid expenses and other current assets.............................   (1,540)            (9,164)
           Increase (decrease) in accounts payable and accrued expenses  ....................  (13,219)               645
                                                                                             ---------          ---------
                Net cash used in operating activities........................................  (22,032)           (35,735)
                                                                                             ---------          ---------
Cash flows from investing activities:
    Cost of available-for-sale securities and limited partnerships...........................  (24,177)           (18,476)
    Payments to cover short positions, net of proceeds from securities sold short............      --             (12,881)
    Proceeds from available-for-sale securities and limited partnerships.....................   33,907             19,079
    Acquisition of Millrose Distributors, Inc................................................      --             (17,296)
    Capital expenditures.....................................................................   (6,168)            (1,604)
    Purchase of ownership interests in aircraft..............................................   (3,754)               --
    Distributions received from propane partnership..........................................    2,625                --
    Other....................................................................................       52                 66
                                                                                             ---------          ---------
                Net cash provided by (used in) investing activities..........................    2,485            (31,112)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................  100,163            775,000
    Repayments of long-term debt.............................................................   (2,684)          (560,470)
    Deferred financing costs.................................................................   (3,406)           (27,821)
    Repurchase of common stock for treasury .................................................  (27,500)               --
    Proceeds from stock option exercises ....................................................    1,327                203
                                                                                             ---------          ---------
                 Net cash provided by financing activities...................................   67,900            186,912
                                                                                             ---------          ---------
Net cash provided by continuing operations...................................................   48,353            120,065
Net cash provided by (used in) discontinued operations.......................................    2,452                (48)
                                                                                             ---------          ---------
Net increase in cash and cash equivalents....................................................   50,805            120,017
Cash and cash equivalents at beginning of period.............................................  129,480            161,248
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$ 180,285          $ 281,265
                                                                                             =========          =========



 See  accompanying  notes  to  condensed   consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1998
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 3, 1999 and April 4, 1999 and its results of operations and cash flows for the three-month periods ended March 29, 1998 and April 4, 1999 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information".

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1998 commenced on December 29, 1997 and ended on March 29, 1998 and the Company's first quarter of 1999 commenced on January 4, 1999 and ended on April 4, 1999. For the purposes of these consolidated financial statements, such periods are referred to herein as the three-month periods ended March 29, 1998 and April 4, 1999, respectively.

(2)  INVENTORIES

     The following is a summary of the components of inventories (in thousands):

                               JANUARY 3,          APRIL 4,
                                   1999             1999
                                   ----             ----

     Raw materials.............$   20,268         $   25,708
     Work in process...........        98                360
     Finished goods............    26,395             35,758
                               ----------         ----------
                               $   46,761         $   61,826
                               ==========         ==========

(3)  LONG-TERM DEBT

     On January 15, 1999 Triarc Consumer Products Group, LLC ("TCPG"), a wholly-owned subsidiary of Triarc, was formed. On February 23, 1999 TCPG acquired all of the stock previously owned directly or indirectly by Triarc of RC/Arby's Corporation ("RC/Arby's"), Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings") and Cable Car Beverage Corporation ("Cable Car"). On February 25, 1999 TCPG issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes"), including an aggregate $20,000,000 issued to the Chairman and Chief Executive Officer and President and Chief Operating Officer (the "Executives") of the Company. The Company has been informed that, subsequent to April 4, 1999, the Executives no longer hold any of the Notes. Concurrently, Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic"), Cable Car, RC/Arby's and Royal Crown Company, Inc. ("Royal Crown") entered into an agreement (the "Credit Agreement") for a new $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for revolving credit loans (the "Revolving Loans") by Snapple, Mistic or Cable Car effective February 25, 1999 and RC/Arby's or Royal Crown effective upon the redemption of the 9 3/4% Senior Notes (see below). There were no borrowings of Revolving Loans as of February 25, 1999 or April 4, 1999. The Company utilized a portion of the aggregate net proceeds of these borrowings to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under the former $380,000,000 credit agreement, as amended (the "Former Beverage Credit Agreement") entered into by Snapple, Mistic, Triarc Beverage Holdings and Cable Car and $1,503,000 of related accrued interest, (2) redeem (the "Redemption") on March 30, 1999 the $275,000,000 of borrowings under the RC/Arby's senior secured notes due 2000 (the "9 3/4% Senior Notes") and pay $4,395,000 of related accrued interest and $7,662,000 of redemption premium, (3) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc., two New Jersey distributors of the Company's premium beverages, for $17,296,000 and (4) pay fees and expenses of $27,821,000 relating to the issuance of the Notes and the consummation of the Credit Facility (the "Refinancing Transactions"). The remaining net proceeds of the Refinancing Transactions are being used for general corporate purposes, which may include working capital, investments, future acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including common stock (see Note 12). See Note 6 for disclosure of the extraordinary charges related to the aforementioned debt repayments and recorded during the first quarter of the year ending January 2, 2000.

     Under the indenture (the "Indenture") pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should the Company consummate a permitted initial public equity offering of its consumer products subsidiaries, the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering. The Company filed a registration statement (the "Registration Statement") covering resales by holders of the Notes on May 17, 1999 with the SEC. If the Registration Statement is not declared effective by the SEC on or before August 24, 1999, the annual interest rate on the Notes will increase by 1/2% until the Registration Statement is declared effective.

     Borrowings  under the  Credit  Facility  bear  interest,  at the  Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 4.94% to 5.06% at April 4, 1999) or an alternate base rate (the "ABR"). The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. The ABR (7 3/4% at April 4, 1999) represents the higher of the prime rate or 1/2% over the Federal funds rate. Revolving Loans and one class of the Term Loans with $45,000,000 outstanding as of April 4, 1999 bear interest at 3% over LIBOR or 2% over ABR until such time as such margins may be subject to downward adjustment by up to 3/4% based on the borrowers' leverage ratio, as defined. The other two classes of Term Loans with $125,000,000 and $305,000,000 outstanding as of April 4, 1999 (the "Term B Loans" and "Term C Loans," respectively) bear interest at 3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At April 4, 1999 there would have been $59,951,000 of borrowing availability under the Revolving Credit Facility in accordance with limitations due to such borrowing base. The Term Loans are due $4,912,000 during the remainder of 1999, $8,238,000 in 2000, $10,488,000 in 2001, $12,738,000 in
2002,   $14,987,000  in  2003,   $15,550,000  in  2004,   $94,299,000  in  2005,
$242,875,000 in 2006 and $70,913,000 in 2007 and any Revolving Loans would be due in full in March 2005. The borrowers must also make mandatory annual prepayments in an amount, if any, initially equal to 75% of excess cash flow, as defined in the Credit Agreement. If the Company makes voluntary prepayments of the Term B and Term C Loans on or prior to February 25, 2001, it will incur prepayment penalties of 2.0% and 3.0% of the amounts prepaid, respectively, through February 25, 2000 and 1.0% and 1.5% of the amounts prepaid, respectively, through February 25, 2001.

     Under the Credit Agreement substantially all of the assets, other than cash and cash equivalents of Snapple, Mistic, Cable Car, RC/Arby's, Royal Crown and Arby's and their subsidiaries, are pledged as security. The Company's obligations with respect to the Notes are guaranteed by Snapple, Mistic, Cable Car and RC/Arby's and all of their domestic subsidiaries. Such guarantees are full and unconditional, are on a joint and several basis and are unsecured. The Company's obligations with respect to the Credit Facility are guaranteed by substantially all of the domestic subsidiaries of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown. As collateral for such guarantees under the Credit Facility, all of the stock of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown and substantially all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged.

     The Indenture and the Credit Agreement contain various covenants which (1) require meeting certain financial amount and ratio tests, (2) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (3) restrict the payment of dividends to Triarc. Under the most restrictive of such covenants, the borrowers would not be able to pay any dividends to Triarc other than (1) permitted one-time distributions, including dividends, paid to Triarc in connection with the Refinancing Transactions and (2) certain defined amounts in the event of consummation of a securitization of certain assets of Arby's. Such one-time permitted distributions consisted of $91,420,000 paid on February 25, 1999 and $124,108,000 paid on March 30, 1999 following the Redemption.

     The following pro forma data of the Company for the three months ended April 4, 1999 have been prepared by adjusting the historical data reflected in the accompanying condensed consolidated statement of operations for such period to reflect the effects of the Refinancing Transactions (without any incremental interest income or any other benefit of the excess proceeds of the Refinancing Transactions) as if such transactions had been consummated on January 4, 1999. Such pro forma data is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 4, 1999 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                                                          AS              PRO
                                                                                       REPORTED           FORMA
                                                                                       --------           ------

     Revenues........................................................................$  178,191         $  179,865
     Operating profit................................................................     9,022              8,933
     Interest expense................................................................   (19,701)           (19,963)
     Loss from continuing operations.................................................    (1,248)            (2,240)
     Basic and diluted loss from continuing operations per share.....................      (.04)              (.08)



(4)  CORPORATE RESTRUCTURING RELATED CHARGE

     The restructuring related charge of $3,650,000 recognized during the three months ended April 4, 1999 resulted from equitable adjustments to the terms of outstanding options under the stock option plan of Triarc Beverage Holdings, to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Cable Car to Triarc Beverage Holdings.

(5)  INCOME TAXES

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years from 1989 through 1992. The Company has reached a tentative settlement with the IRS regarding all remaining issues in connection with such audit. The Company paid $5,298,000, including interest, during 1997, paid an additional $8,136,000, including interest, during the first quarter of 1998 and paid an additional $324,000, including interest, during the second quarter of 1998 in partial settlement of such audit. In addition, the Company has agreed to pay approximately $5,000,000, including interest, to resolve all remaining issues. The tentative settlement is subject to review by the Congressional Joint Committee on Taxation. If the settlement is so approved, the Company anticipates it would make payment later in 1999. The IRS is examining the Company's Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith, the Company has not received any notices of proposed adjustments. Management of the Company believes that adequate aggregate provisions have been made principally in years prior to 1998 for any tax liabilities, including interest, that may result from the resolution of these IRS examinations.

(6)  EXTRAORDINARY CHARGES

     The extraordinary charges in the three months ended April 4, 1999 resulted from the early extinguishment of borrowings under the Former Beverage Credit Agreement and the 9 3/4% Senior Notes (see Note 3). Such extraordinary charges consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11,300,000 and (b) interest rate cap agreement costs of $146,000 and
(2) the payment of the $7,662,000 redemption premium (see Note 3), less income tax benefit of $7,011,000.

(7)  COMPREHENSIVE INCOME (LOSS)

     The following is a summary of the components of comprehensive income (loss) (in thousands):


                                                                                        THREE MONTHS ENDED
                                                                                       MARCH 29,         APRIL 4,
                                                                                         1998             1999
                                                                                         ----             ----

     Net income (loss) ..............................................................$    4,195         $  (13,345)
     Unrealized gains on "available-for-sale" investments............................     1,715              1,205
     Equity in the unrealized gains of investment limited partnerships...............       --               3,670
     Net change in currency translation adjustment...................................         5                (78)
                                                                                      ---------         ----------
         Comprehensive income (loss).................................................$    5,915         $   (8,548)
                                                                                     ==========         ==========

(8)  INCOME (LOSS) PER SHARE

     The weighted average number of common shares outstanding used in the calculations of basic income (loss) per share for the three-month periods ended March 29, 1998 and April 4, 1999 were 31,086,000 and 29,316,000, respectively.
The shares used in the calculations of diluted income (loss) per share for the three-month periods ended March 29, 1998 and April 4, 1999 were 32,919,000 and 29,316,000, respectively. The shares for diluted earnings per share for the 1998 period include 1,833,000 shares for the effect of stock options but exclude the effect of the other potentially dilutive security, the Company's zero coupon convertible debentures due 2018, since the effect thereof would have been antidilutive. The shares used in the calculations of basic and diluted loss per share are the same in the 1999 period since both potentially dilutive securities would have had an antidilutive effect.

(9)   TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Executives, for annual rent of $3,360,000 as of January 1, 1999. In connection with such lease and the amortization over a five-year period of a $2,500,000 payment made in 1997 by the Company to TASCO for (1) an option to continue the lease for an additional five years effective September 30, 1997 and (2) the agreement by TASCO to replace one of the aircraft covered under the lease, the Company had rent expense of $935,000 for the three-month period ended April 4, 1999. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

      On October 12, 1998 the Company announced that its Board of Directors had formed a Special Committee to evaluate a proposal (the "Proposal") it had received from the Executives for the acquisition by an entity to be formed by them of all (a) of the outstanding shares of Triarc's common stock (other than approximately 6,000,000 shares owned by an affiliate of the Executives) for $18.00 per share payable in cash and securities. On March 10, 1999 the Company announced that it had been advised by the Executives that they had withdrawn the Proposal.

(10)  LEGAL AND ENVIRONMENTAL MATTERS

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1,800,000 as of April 4, 1999. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(11)  BUSINESS SEGMENTS

      The following is a summary of the Company's segment information (in thousands):

                                                                                              THREE MONTHS ENDED
                                                                                     -------------------------------
                                                                                          MARCH 29,       APRIL 4,
                                                                                            1998            1999
                                                                                            ----            ----
      Revenues:
          Premium beverages...........................................................$   121,769        $   129,162
          Soft drink concentrates.....................................................     32,195             30,940
          Restaurants.................................................................     18,089             18,089
                                                                                      -----------        -----------
              Consolidated revenues...................................................$   172,053        $   178,191
                                                                                      ===========        ===========

      Earnings before interest, taxes, depreciation and amortization:
          Premium beverages...........................................................$     8,554        $     8,906  (a)
          Soft drink concentrates.....................................................      5,141              5,215
          Restaurants.................................................................      9,715              9,662
          General corporate...........................................................     (4,302)            (6,337) (a)
                                                                                      -----------        -----------
              Consolidated earnings before interest, taxes, depreciation and
                  amortization........................................................     19,108             17,446
                                                                                      -----------        -----------

      Less depreciation and amortization:
          Premium beverages...........................................................      5,567              5,385
          Soft drink concentrates.....................................................      2,281              1,918
          Restaurants.................................................................        670                549
          General corporate...........................................................        694                572
                                                                                      -----------        -----------
              Consolidated depreciation and amortization..............................      9,212              8,424
                                                                                      -----------        -----------
      Operating profit (loss):
          Premium beverages...........................................................      2,987              3,521  (a)
          Soft drink concentrates.....................................................      2,860              3,297
          Restaurants.................................................................      9,045              9,113
          General corporate...........................................................     (4,996)            (6,909) (a)
                                                                                      -----------        -----------
              Consolidated operating profit...........................................      9,896              9,022
      Equity in the income of the propane segment.....................................      1,785              1,453
      Interest expense................................................................    (16,638)           (19,701)
      Investment income, net..........................................................      7,585              5,333
      Other income, net...............................................................        562                609
                                                                                      -----------        -----------
              Consolidated income (loss) from continuing operations before
                 income taxes.........................................................$     3,190        $    (3,284)
                                                                                      ===========        ===========



------------

(a) Reflects the $3,650,000 corporate restructuring related charge discussed in Note 4, with $2,250,000 charged to the premium beverage segment and $1,400,000 charged to general corporate.

(12)  SUBSEQUENT EVENTS

SALE OF THE PROPANE PARTNERSHIP

      On April 5, 1999 National Propane Partners, L.P. (the "Propane Partnership") and Columbia Propane Corporation ("Columbia Propane"), a subsidiary of Columbia Energy Group, signed a definitive purchase agreement (the "Purchase Agreement") pursuant to which Columbia Propane, L.P. ("Columbia"), a subsidiary of Columbia Propane, commenced a tender offer on April 9, 1999 to acquire all of the publicly traded common units (the "Common Units") of the Propane Partnership representing the 57.3% interest the Company does not own for $12.00 in cash per Common Unit. The tender offer was the first step of a two-step transaction (the "Partnership Sale"). The Company owns a 42.7% combined interest in the Propane Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). Columbia has advised the Propane Partnership that pursuant to the tender offer, which expired on May 6, 1999, Columbia acquired 5,922,654 Common Units representing approximately 88.4% of the outstanding Common Units. In the second step of this two-step transaction, subject to the terms and conditions of the Purchase Agreement, Columbia would acquire the Company's interests in the Propane Partnership and the Operating Partnership, except for a 1% limited partnership interest in the Operating Partnership, in consideration of cash of $2,100,000 and the forgiveness of $15,816,000 of a note payable to the Propane Partnership by Triarc (the "Partnership Note") with remaining principal of $30,700,000 as of April 4, 1999, and the Propane Partnership would merge into Columbia. The Operating Partnership will continue to exist as a subsidiary partnership of Columbia. As part of the second step, any remaining Common Unit holders of the Propane Partnership would receive
$12.00 in cash per Common Unit and the Company would repay the remaining $14,884,000 of the Partnership Note. Also as part of the second step, the Propane Partnership filed an information statement with the SEC on May 19, 1999. Following clearance of the information statement by the SEC and its mailing to holders of the Propane Partnership's Common Units and upon satisfaction or waiver of the terms and conditions set forth in the Purchase Agreement, the second step of the transaction would be consummated. The second step of the Partnership Sale is currently expected to be completed in the second half of 1999. However, there can be no assurance that the second step of the Partnership Sale will be consummated.

     Assuming the Partnership Sale is consummated in accordance with its present terms, such sale would result in a gain to the Company. Under the Partnership Sale, the Company would maintain financial interests in the propane business through retention of a 1% limited partnership interest in the Operating Partnership and the guarantee (the "Propane Guarantee") of substantially all of the Operating Partnership's debt by National Propane Corporation ("National Propane"), a subsidiary of the Company. Accordingly, the results of operations of the propane segment and any resulting gain from the Partnership Sale will not be accounted for as a discontinued operation.

      At December 31, 1998 and March 31, 1999 the Operating Partnership was not in compliance with a covenant under its bank credit facility (the "Propane Bank Facility"). The Operating Partnership received an unconditional waiver of such non-compliance from the lenders under the Propane Bank Credit Facility (the "Lenders") with respect to the covenant non-compliance as of December 31, 1998 and a conditional waiver with respect to any future non-compliance with such covenant through August 31, 1999. In accordance with the waiver the Lenders have unconditionally waived non-compliance with the covenant of March 31, 1999. A number of the conditions to such conditional waiver are directly related to the Partnership Sale. Should the conditions not be met, or the waiver expire and the Operating Partnership be in default of the Propane Bank Facility, the Operating Partnership would also be in default of $125,000,000 of its first mortgage notes by virtue of cross-default provisions. If the Partnership Sale is not consummated and the Lenders are unwilling to extend the waiver, (1) the Propane Partnership could seek to otherwise refinance its indebtedness, (2) Triarc might consider buying the banks' loans to the Operating Partnership ($15,997,000 principal amount outstanding as of April 4, 1999), (3) the Propane Partnership could pursue other potential purchasers of the Propane Partnership or (4) the Propane Partnership could be forced to seek protection under the Federal bankruptcy laws. In such latter event, National Propane may be required to honor the Propane Guarantee. As a result, Triarc may be required to pay a $30,000,000 demand note payable to National Propane, and National Propane would be required to surrender the note (if the Company has not yet paid it) or the proceeds from such note, as well as the Company's interests in the Propane Partnership and the Operating Partnership, to the Lenders.

TREASURY STOCK REPURCHASE

      On April 27, 1999 the Company repurchased 3,805,015 shares of its Class A common stock for $18.25 per share in connection with a tender offer that had commenced on March 12, 1999 and expired on April 22, 1999. As a result, in the second quarter of 1999 the Company will record an addition to treasury stock with a resulting reduction in stockholders' equity for the aggregate costs to repurchase the shares of $69,442,000, plus related estimated fees and expenses of $1,000,000. Assuming this share repurchase had occured on January 4, 1999, the Company's per share loss from continuing operations, extraordinary charges and net loss would have increased to $.05, $.47 and $.52, respectively.

                         TRIARC COMPANIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 3, 1999 of Triarc Companies, Inc. ("Triarc" or, collectively with its subsidiaries, the
"Company"). The recent trends affecting our premium beverage, soft drink concentrate and restaurant segments are described therein. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.
See "Part II - Other Information".

     Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our 1998 first quarter commenced on December 29, 1997 and ended on March 29, 1998 and our 1999 first quarter commenced on January 4, 1999 and ended on April 4, 1999. When we refer to the "three-month period ended March 29, 1998," or "1998 first quarter," we mean the period from December 29, 1997 to March 29, 1998; and when we refer to the "three-month period ended April 4, 1999" or "1999 first quarter," we mean the period from January 4, 1999 to April 4, 1999.

RESULTS OF OPERATIONS

Revenues

     Our revenues increased $6.1 million to $178.2 million in the three months ended April 4, 1999 compared to the three months ended March 29, 1998. A discussion of the changes in revenues by segment is as follows:

     Premium Beverages -- Our premium beverage revenues increased $7.4 million (6.1%) in the three months ended April 4, 1999 compared with the three months ended March 29, 1998. The increase was principally due to net higher volume reflecting 1999 sales of WhippleSnapple(TM), which was not introduced until April 1998, as well as increases in sales of diet teas and other diet beverages, juice drinks and non-diet teas.

     Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $1.3 million (3.9%) in the three months ended April 4, 1999 compared with the three months ended March 29, 1998. This decrease is attributable to lower Royal Crown sales of (1) finished goods of $0.8 million, or 100%, which the soft drink concentrate segment no longer sells, and (2) concentrate of $0.5 million, or 1.7%. The decrease in Royal Crown sales of concentrate reflects a $2.6 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers partially offset by a $2.1 million volume increase in private label sales reflecting a general business recovery being experienced by our private label customer as well as an increase in its inventory levels to better serve its customers.

     Restaurants -- Revenues remained unchanged at $18.1 million in the three months ended April 4, 1999. An average net increase of 49, or 1.6%, franchised restaurants and a 1.2% increase in same-store sales of franchised restaurants were offset by a decrease in franchise revenue due to a decrease in dual-branded T.J. Cinnamons openings and an increase in remodeling credits applied against franchise fees.

Gross Profit

     We calculate gross profit as total revenues less cost of sales less depreciation and amortization related to sales. Depreciation and amortization included in cost of sales was $0.4 million in each of the three months ended April 4, 1999 and March 29, 1998. Our gross profit increased $2.3 million to $94.6 million in the three months ended April 4, 1999 compared with the three months ended March 29, 1998 due to the effect of higher sales volumes discussed above partially offset by a slight decrease in our aggregate gross margins, which we compute as gross profit divided by total revenues, to 53.1% from 53.6%. A discussion of the changes in gross margins by segment is as follows:

     Premium Beverages -- Our gross margins decreased slightly to 41.0% during the 1999 first quarter from 41.2% during the 1998 first quarter. The decrease in gross margins was principally due to the effects of changes in product mix to lower-margin products in the 1999 quarter and higher provisions for obsolete inventory, both substantially offset by the effects of lower freight costs and the reduced costs of certain raw materials, principally glass bottles and flavors, in the 1999 quarter.

     Soft Drink Concentrates -- Our gross margins increased to 75.9% during the 1999 first quarter from 74.9% during the 1998 first quarter. This increase was due to lower costs of the raw material aspartame and the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in the 1999 quarter was partially offset by a shift in sales to private label concentrate in the 1999 quarter which have a somewhat lower margin than branded concentrate.

     Restaurants -- Our gross margins during each period are 100% because royalties and franchise fees, with no associated cost of sales, constitute the total revenues of the segment.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses decreased $2.0 million to $46.7 million in the 1999 quarter principally due to a decrease in the expenses of the soft drink concentrate segment reflecting lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume.

General and Administrative Expenses

     General and administrative expenses increased $2.4 million to $27.2 million in the 1999 quarter. This increase principally reflects generally overall modest cost increases in all of our business segments, the most significant of which are higher compensation expenses and maintenance and repairs.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.8 million to $8.4 million in the 1999 quarter principally reflecting the effects of (1) vending machines of the soft drink concentrate segment, with an aggregate cost of $4.6 million, becoming fully depreciated subsequent to the 1998 first quarter and (2) the cost of a three-year non-compete agreement, with the seller of the Mistic business to us, becoming fully amortized in August 1998.

Corporate Restructuring Related Charge

     The corporate restructuring related charge of $3.7 million in the 1999 first quarter resulted from equitable adjustments to the terms of outstanding options under a stock option plan of Triarc Beverage Holdings Corp., the parent company of Snapple Beverage Corp. and Mistic Brands, Inc., to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Cable Car to Triarc Beverage Holdings. We expect to recognize additional pre-tax charges relating to this adjustment of $1.9 million during the remainder of fiscal 1999 as the affected stock options continue to vest. There was no similar charge in the 1998 first quarter.

Interest Expense

     Interest expense increased $3.1 million to $19.7 million in the 1999 quarter reflecting higher average levels of debt due to increases from (1) the excess of $475.0 million of debt borrowed under a new senior bank credit facility on February 25, 1999 over the $284.3 million of refinanced borrowings under the former credit facility of Triarc Beverage Holdings, (2) the full period effect of the February 9, 1998 issuance by Triarc of zero coupon convertible subordinated debentures due 2018 ($107.8 million net of unamortized original issue discount outstanding as of April 4, 1999) and (3) the effect of the 33-day escrow period, prior to the redemption of RC/Arby's Corporation's $275.0 million of 9 3/4% senior secured notes due 2000, during which both the RC/Arby's 9 3/4% notes and the $300.0 million 10 1/4% senior subordinated notes due 2009 were outstanding.

Investment Income, Net

     Investment income, net decreased $2.3 million to $5.3 million in the 1999 quarter principally reflecting $5.0 million of lower realized gains on the sale of investments in the 1998 first quarter partially offset by (1) a $1.9 million increase in interest income on cash equivalents and short-term investments and
(2) a $0.8 million increase in the 1999 first quarter in equity in earnings of investment limited partnerships accounted for under the equity method. The increased interest income resulted from the investment of (1) excess proceeds from the first quarter 1999 borrowings under the new senior bank credit facility and (2) the escrowed funds for 33 days for the redemption of the RC/Arby's 9 3/4% notes.

Other Income, Net

     Other income, net decreased $0.3 million to $2.1 million in the 1999 quarter reflecting the effect of a non-recurring $0.3 million gain in the 1998 first quarter resulting from a collection on a note receivable which had been fully reserved.

Income Taxes

     The (provision for) and benefit from income taxes represented effective rates of 62% in the 1999 quarter and 50% in the 1998 quarter. The effective rate is higher in the 1999 quarter principally due to the greater impact of the amortization of non-deductible costs in excess of net assets of acquired companies in the 1999 first quarter. Such effect is greater in the 1999 quarter due to lower projected 1999 full-year pre-tax income, entirely due to higher projected net non-operating expenses, compared with the then projected 1998 full-year pre-tax income as of the end of the 1998 first quarter.

Discontinued Operations

     Income from discontinued operations of $2.6 million in the 1998 quarter represents an after tax adjustment to amounts provided in prior years as a result of collection of a note receivable not previously recognized for the estimated loss on disposal of certain discontinued operations of our subsidiary, SEPSCO, LLC.

Extraordinary Charges

     The first quarter 1999 extraordinary charges aggregating $12.1 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, both net of income tax benefit of $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

         Our consolidated operating activities used cash and cash equivalents, which we refer to this discussion as cash, of $35.7 million during the three months ended April 4, 1999 principally reflecting (1) cash used by changes in operating assets and liabilities of $57.9 million, (2) net loss of $13.3 million and (3) other of $2.2 million. These uses were partially offset by (1) net non-cash charges of $26.6 million, principally depreciation and amortization of $11.5 million and the write-off of unamortized deferred financing costs and interest rate cap agreement costs of $11.4 million relating to the refinancing transactions described below and (2) net sales of marketable securities classified as trading of $11.1 million. The cash used by changes in operating assets and liabilities of $57.9 million reflects increases in receivables of $35.9 million, inventories of $13.5 million and prepaid expenses and other current assets of $9.2 million. The increase in receivables principally results from $21.8 million of seasonally higher sales in February and March 1999 compared with November and December 1998 and $11.5 million of proceeds due from sales of marketable securities. The increase in inventories was due to seasonal buildups in anticipation of the peak selling season in our beverage businesses. The related increase in accounts payable for the increased inventory purchases was offset by a decrease in accrued expenses principally relating to (1) an $8.8 million reduction in accrued interest due to the payment of accrued interest on refinanced debt and (2) an $8.3 million reduction in accrued compensation and related benefits principally due to the payment of incentive compensation previously accrued. The increase in prepaid expenses and other current assets results from recording a tax benefit on first quarter 1999 pre-tax losses, principally the extraordinary charges, since we are projecting income for the full year. Despite the $35.7 million of cash used in operating activities in the 1999 first quarter, we expect positive cash flows from operations during the remainder of 1999 due to (1) the expectation of profitable operations for the remainder of the year due to the seasonality of the beverage business with the summer months as the peak season and (2) the significant seasonal or non-recurring factors impacting the cash used in the 1999 first quarter for operating assets and liabilities which should not recur during the remainder of 1999 and should substantially reverse.

Working Capital and Capitalization

         Working capital, which equals current assets less current liabilities, was $393.7 million at April 4, 1999, reflecting a current ratio, which equals current assets divided by current liabilities, of 3.0:1. Our capitalization at April 4, 1999 aggregated $928.1 million consisting of $925.3 million of long-term debt, including current portion, and $2.8 million of stockholders' equity. Our working capital and total capitalization increased $185.3 million and $208.2 million, respectively, from January 3, 1999 principally due to the refinancing transactions described immediately below.

Refinancing Transactions

         On January 15, 1999 we formed Triarc Consumer Products Group and on February 23, 1999 Triarc Consumer Products Group acquired all of the stock previously owned directly or indirectly by Triarc of Triarc Beverage Holdings, Cable Car and RC/Arby's, the parent of Royal Crown and Arby's. On February 25, 1999 Triarc Consumer Products Group issued $300.0 million principal amount of the 10 1/4% notes and concurrently entered into a new $535.0 million senior bank credit facility. An aggregate $20 million principal amount of the 10 1/4% notes were initially purchased by our affiliates. We have been advised by these affiliates that, subsequent to April 4, 1999, they no longer hold any of the 10 1/4% notes.

         The new credit facility consists of a $475.0 million term facility, all of which was borrowed as term loans on February 25, 1999, and a $60.0 million revolving credit facility which provides for revolving credit loans by Snapple, Mistic, Cable Car, RC/Arby's or Royal Crown Company, Inc., a subsidiary of RC/Arby's. They may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. At April 4, 1999 there was $59.9 million of borrowing availability under the revolving credit facility. There were no borrowings of revolving loans as of February 25, 1999 or April 4, 1999.

     We utilized a portion of the proceeds of the borrowings under the 10 1/4% notes and the new credit facility to (1) repay on February 25, 1999 the $284.3 million outstanding principal amount of term loans under a former beverage credit facility and $1.5 million of related accrued interest, (2) redeem on March 30, 1999 the $275.0 million of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 and pay $4.4 million of related accrued interest and $7.7 million of redemption premium, (3) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc., two New Jersey distributors of our premium beverages, for $17.3 million and (4) pay fees and expenses of $27.8 million relating to the issuance of the 10 1/4% notes and the consummation of the new credit facility. The remaining net proceeds of this refinancing are being used for general corporate purposes, which may include working capital, investments, future acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including our common stock as described below under "Triarc Stock Purchases".

         The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior to 2009. We filed a registration statement covering resales by holders of the 10 1/4% notes on May 17, 1999 with the Securities and Exchange Commission. If the registration statement is not declared effective by the Securities and Exchange Commission on or before August 24, 1999, the annual interest rate on the 10 1/4% notes will increase by 1/2% until the registration statement is declared effective.

         Scheduled maturities of the new term loans under the credit facility are $4.9 million during the remainder of 1999, representing three quarterly installments commencing June 1999, increasing annually afterwards through 2006 with a final payment in 2007. Any revolving loans will be due in full in 2005. Triarc Consumer Products Group is also required, with some exceptions, to make mandatory prepayments in an annual amount, if any, initially equal to 75% of excess cash flow as defined in the new credit agreement.

Other Debt Obligations

          We have $360.0 million principal amount, at maturity, of zero coupon convertible subordinated debentures outstanding which mature in 2018 and do not require any amortization of principal prior to 2018.

         We have a 13 1/2% note payable to National Propane Partners, L.P. with a remaining principal balance of $30.7 million which does not require any scheduled amortization of principal prior to 2004. We own a 42.7% combined interest in National Propane Partnership and a subpartnership, National Propane, L.P. However, if an anticipated sale of National Propane Partners is consummated, $15.8 million of this note would be forgiven and we would pay the remaining $14.9 million later in 1999. See below under "The Propane Partnership" for a detailed discussion of the anticipated sale of National Propane Partners.

         We have a note payable to a beverage co-packer in an outstanding principal amount of $5.9 million as of April 4, 1999, of which $2.5 million is due during the remainder of 1999.

         The aggregate scheduled maturities of our long-term debt during the remainder of 1999 are $8.2 million, including $4.9 million under the new term loans and $2.5 million under the note payable to a beverage co-packer discussed above. Such $8.2 million excludes the potential $14.9 prepayment of the 13 1/2% note payable to National Propane Partners.

Debt Agreement Guarantees and Restrictions

         Under our debt agreements substantially all of the assets, other than cash and cash equivalents, of Snapple, Mistic, Cable Car, RC/Arby's, Royal Crown and Arby's Inc., a subsidiary of RC/Arby's, and their subsidiaries, are pledged as security. Obligations of Triarc Consumer Products Group relating to the 10 1/4% notes are guaranteed by Snapple, Mistic, Cable Car and RC/Arby's and all of their domestic subsidiaries. These guarantees are full and unconditional, are on a joint and several basis and are unsecured. Obligations of Triarc Consumer Products Group relating to the new credit facility are guaranteed by substantially all of the domestic subsidiaries of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown. As collateral for the guarantees under the new credit facility, all of the stock of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown and substantially all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged.

         National Propane Corporation, the managing general partner of National Propane Partners and a subsidiary of ours, has guaranteed obligations of National Propane, L.P. under (1) $125.0 million of 8.54% first mortgage notes due June 30, 2010 and (2) $13.0 million of outstanding borrowings under a bank credit facility. As collateral for the propane guarantee, all of the stock of National Propane SGP, Inc., a subsidiary of National Propane Corporation and the holder of a 2% unsubordinated general partnership interest in National Propane Partners, is pledged as well as National Propane Corporation's 2% unsubordinated general partnership interest in National Propane Partners. Although the stock of National Propane Corporation is not pledged in connection with any guarantee of debt obligations, the 75.7% of stock owned by Triarc Parent directly is pledged as security for obligations under the 13 1/2% note payable to National Propane Partners. In addition, Arby's remains responsible for $117.0 million of operating and capitalized lease payments, approximately $95.7 million outstanding as of April 4, 1999 assuming the purchaser of the previously owned Arby's restaurants which were sold in May 1997 has made all scheduled repayments through such date, which were assumed by the purchaser in connection with the restaurants sale. Further, Triarc parent company, referred to below as Triarc Parent, has guaranteed $54.7 million of mortgage notes and equipment notes payable to FFCA Mortgage Corporation, $50.5 million outstanding as of April 4, 1999 assuming the purchaser of the Arby's restaurants has made all scheduled repayments through such date, assumed by the purchaser in connection with the restaurants sale.

         Our debt agreements contain various covenants which (1) require meeting financial amount and ratio tests, (2) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (3) restrict the payment of dividends to Triarc Parent. Under the most restrictive of these covenants, the borrowers would not be able to pay any dividends to Triarc other than (1) the one-time distributions, including dividends, paid to Triarc Parent in connection with the 1999 refinancing transactions and (2) defined amounts in the event of completing a securitization of some of the assets of Arby's. The one-time permitted distributions, which were paid to Triarc Parent from the net proceeds of the refinancing transactions as well from the borrowers' existing cash and cash equivalents, consisted of $91.4 million paid on February 25, 1999 and $124.1 million paid on March 30, 1999 following the redemption of the RC/Arby's 9 3/4% senior notes.

Capital Expenditures

         Consolidated capital expenditures amounted to $1.6 million during the three months ended April 4, 1999. We expect that capital expenditures will approximate $10.0 million during the remainder of 1999 for which there were $0.9 million of outstanding commitments as of April 4, 1999.

Acquisitions

         In February 1999 we acquired Millrose and Mid-State for $17.3 million as disclosed above. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

         Our Federal income tax returns have been examined by the Internal Revenue Service for the tax years from 1989 through 1992. We have reached a tentative settlement with the Internal Revenue Service regarding all remaining issues in connection with such audit. We paid $5.3 million during 1997 and $8.5 million during 1998, each including interest, in partial settlement of such audit. In addition, we have agreed to pay approximately $5.0 million, including interest, to resolve all remaining issues. The tentative settlement is subject to review by the Congressional Joint Committee on Taxation. If the settlement is so approved, we anticipate we will make payment later in 1999. The Internal Revenue Service is examining our Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith, we have not received any notices of proposed adjustments and do not expect to make any related payments during the remainder of 1999.

Triarc Stock Purchases

         On October 12, 1998 we announced that our Board of Directors had formed a Special Committee to evaluate a proposal we had received from our Chairman and Chief Executive Officer and President and Chief Operating Officer for the acquisition by an entity to be formed by them of all (a) of the outstanding shares of our common stock, other than approximately 6,000,000 shares owned by an affiliate of theirs, for $18.00 per share payable in cash and securities. On March 10, 1999 we announced that we had been advised by our Chairman and Chief Executive Officer and President and Chief Operating Officer that they had withdrawn the proposal.

     On April 27, 1999 we repurchased 3,805,015 shares of our Class A common stock for $18.25 per share in connection with a tender offer that had begun on March 12, 1999 and ended on April 22, 1999. As a result, in the second quarter of 1999 we will record an addition to treasury stock with a resulting reduction in stockholders' equity for the total costs to repurchase the shares of $69.4 million, plus estimated fees and expenses of $1.0 million.

         On  April  29,  1999,  we  announced   that  our  management  has  been
authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization will terminate in May 2000. We cannot assure we will make any or all of the repurchases authorized under this program.

The Propane Partnership

         National Propane Partners distributes to its partners, including us, on a quarterly basis all of its available cash, if any, as defined in its partnership agreement. The main source of available cash would be cash flows from its operations, as supplemented by any prepayments on our 13 1/2% note payable to National Propane Partners. As a result of the financial difficulties of National Propane Partners including (1) insufficient cash flows to make distributions, (2) non-compliance with covenants under its bank credit facility and (3) $8.8 million of arrearages on the publicly traded common units of National Propane Partners, representing the 57.3% interest we do not own, we did not receive any distributions in the 1999 first quarter and we do not expect to receive any distributions from National Propane Partners in the foreseeable future.

         On April 5, 1999, National Propane Partners and Columbia Propane Corporation, a subsidiary of Columbia Energy Group, signed a definitive purchase agreement under which Columbia Propane Corporation began a tender offer on April 9, 1999 to acquire all of the publicly traded common units of National Propane Partners representing the 57.3% interest we do not own for $12.00 in cash per common unit. National Propane Partners has been advised that pursuant to the tender offer, which expired on May 6, 1999, Columbia Propane, L.P. acquired 5,922,654 common units representing approximately 88.4% of the publicly traded common units. The tender offer was the first step of a two-step transaction. In the second step, subject to the terms and conditions of the purchase agreement, Columbia Propane, L.P. would acquire our 42.7% interests in the propane business, except for a 1% limited partnership interest in National Propane, L.P., for cash of $2.1 million and the forgiveness of $15.8 million of the 13 1/2% note payable to National Propane Partners and National Propane Partners would merge into Columbia Propane, L.P. National Propane, L.P. will continue to exist as a subsidiary partnership of Columbia Propane, L.P. As part of the second step of this two-step transaction, any remaining common unit holders of National Propane Partners would receive $12.00 in cash per common unit and we would repay the remaining $14.9 million of the 13 1/2% note payable to National Propane Partners. Also as part of the second step, National Propane Partners filed an information statement with the Securities and Exchange Commission on May 19, 1999. Following clearance of the information statement by the Securities and Exchange Commission and its mailing to holders of National Propane Partner's common units and upon satisfaction or waiver of the terms and conditions under the purchase agreement, the second step of the transaction would be completed. The second step of the sale of National Propane Partners is currently expected to be completed in the second half of 1999. However, we cannot assure you that the second step of the sale of National Propane Partners will be completed.

     Assuming the sale of National Propane Partners is completed under its present terms, the sale would result in a gain to us. Under the sale, we would maintain financial interests in the propane business through retention of a 1% limited partnership interest in National Propane, L.P. and the guarantee of obligations of National Propane, L.P. under (1) the $125.0 million of 8.54% first mortgage notes and (2) $13.0 million of outstanding obligations under a bank credit facility. Accordingly, the results of operations of our propane segment and any resulting gain or loss from the sale of National Propane Partners will not be accounted for as a discontinued operation.

         At December 31, 1998 and March 31, 1999 National Propane, L.P. was not in compliance with a covenant under its bank facility. National Propane, L.P. has received an unconditional waiver of the non-compliance from the lenders under the bank facility relating to the covenant non-compliance as of December 31, 1998 and a conditional waiver relating to any future non-compliance with that covenant through August 31, 1999. In accordance with the waiver, the lenders have unconditionally waived the non-compliance with the covenant at March 31, 1999. A number of the conditions to the conditional waiver are directly related to the sale of National Propane Partners discussed above. Should the conditions not be met, or the waiver expire and National Propane, L.P. be in default of its bank facility, National Propane, L.P. would also be in default of its $125.0 million of 8.54% first mortgage notes by virtue of cross-default provisions. If the sale of National Propane Partners is not consummated and the lenders are unwilling to extend the waiver, (1) National Propane Partners could seek to otherwise refinance its indebtedness, (2) we might consider buying the banks' loans to National Propane, L.P. ($16.0 million principal amount outstanding as of April 4, 1999), (3) National Propane Partners could pursue other potential purchasers or (4) National Propane Partners could be forced to seek protection under the Federal bankruptcy laws. In the latter event, National Propane Corporation may be required to honor the guarantee of the debt obligations of National Propane, L.P. discussed above. As a result, Triarc Parent may be required to pay a $30.0 million demand note payable to National Propane Corporation, and National Propane Corporation would be required to surrender the note, if we have not yet paid it, or the proceeds from the note, as well as our partnership interests, to the lenders.

Cash Requirements

         As of April 4, 1999, our consolidated cash requirements for the remainder of 1999, exclusive of operating cash flow requirements, consist principally of (1) $69.4 million for treasury stock repurchases, plus an estimated $1.0 million of related fees and expenses, as a result of the April 27, 1999 repurchase, (2) up to $30.0 million of additional treasury stock repurchases, if any, under a repurchase program announced April 29, 1999, (3) capital expenditures of approximately $10.0 million, (4) scheduled debt principal repayments aggregating $8.2 million, (5) a $14.9 million prepayment of the 13 1/2% note payable to National Propane Partners if the sale of National Propane Partners is completed, (6) a Federal income tax payment of approximately $5.0 million assuming the tentative settlement of the remaining income tax audit issues for the tax years 1989 through 1992 is approved by the Congressional Joint Committee on Taxation and (7) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through
(1) existing cash and cash equivalents and short-term investments, aggregating $366.7 million, net of $17.1 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in the accompanying condensed consolidated balance sheet as of April 4, 1999, (2) cash flows from operations and/or (3) availability under Triarc Consumer Products' $60.0 million revolving credit facility.

TRIARC PARENT

         Triarc Parent is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) cash and cash equivalents and short-term investments (aggregating $348.3 million, net of $17.1 million of obligations for short-term investments sold but not yet purchased as of April 4,
1999), (2) investment income on its cash equivalents and short-term investments and (3) cash flows from its subsidiaries including loans, distributions and dividends (see limitations below) and (a) reimbursement by certain subsidiaries to Triarc in connection with the providing of certain management services and
(b) payments under tax-sharing agreements with certain subsidiaries.

         As of April 4, 1999 Triarc Parent's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc under the terms of their indentures and credit arrangements, except as follows. While there are no restrictions applicable to National Propane Corporation, National Propane Corporation is dependent upon cash flows from National Propane Partners, principally quarterly distributions. As discussed above, National Propane Corporation does not anticipate receiving any distributions for the foreseeable future. Triarc Consumer Products distributed, on a one-time basis, $215.5 million to Triarc Parent during the first quarter of 1999, in connection with the refinancing transactions described above, but is not permitted to pay any other dividends to Triarc except for specified amounts in the event of a securitization of some of the assets of Arby's.

         Triarc Parent had indebtedness to consolidated subsidiaries of $30.0 million as of April 4, 1999 under a demand note payable to National Propane
Corporation bearing interest at 13 1/2% payable in cash. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during the remainder of 1999, assuming no demand is made thereunder, and none is anticipated unless National Propane Corporation is required to honor the guarantee of the debt obligations of National Propane, L.P. under the bank facility and the 8.54% first mortgage notes and surrender the proceeds from the note to the propane bank facility lenders as discussed above. Triarc Parent also has other indebtedness principally under the zero coupon convertible debentures and the 13 1/2% note payable to National Propane Partners described above which require no amortization of principal during the remainder of 1999. However, as previously indicated Triarc Parent may prepay $14.9 million of the 13 1/2% note payable to National Propane Partners if the sale of National Propane Partners is completed.

         Triarc Parent's principal cash requirements for the remainder of 1999 are (1) $69.4 million for treasury stock repurchases, plus an estimated $1.0 million of related fees and expenses, as a result of the April 27, 1999 repurchase, (2) up to $30.0 million of additional treasury stock repurchases, if any, under a repurchase program announced April 29, 1999, (3) payments of general corporate expenses, (4) interest due on the 13 1/2% note payable to National Propane Partners, (5) a $14.9 million prepayment of the 13 1/2% note payable to National Propane Partners if the sale of National Propane Partners is completed (6) a Federal income tax payment of approximately $5.0 million assuming the tentative settlement of the remaining income tax audit issues for the tax years 1989 through 1992 is approved by the Congressional Joint Committee on Taxation and (7) the cost of additional business acquisitions, if any. Triarc expects to be able to meet all of these cash requirements through (1) existing cash and cash equivalents and short-term investments, (2) investment income and
(3) receipts from its subsidiaries under management services and tax sharing agreements.

LEGAL AND ENVIRONMENTAL MATTERS

         We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of approximately $1.8 million as of April 4, 1999. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

YEAR 2000

     We have  undertaken  a  study  of our  functional  application  systems  to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. Our study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of our software and hardware systems; (3) identify our systems and computer programs with year 2000 exposure; (4) assess the impact on our operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing and (8) implement. Through the first quarter of 1999, we had completed steps one through six and expect to complete step seven and the final implementation before
January 1, 2000. This study addressed both information technology and non-information technology systems, including imbedded technology such as micro controllers in our telephone systems, production processes and delivery systems. Some significant systems in our soft drink concentrate segment, principally Royal Crown's order processing, inventory control and production scheduling system, required remediation which was completed in the first quarter of 1999. As a result of this study and subsequent remediation, we have no reason to believe that any of our mission critical systems are not year 2000 compliant. Accordingly, we do not currently anticipate that internal systems failures will result in any material adverse effect to our operations. However, should the final testing and implementation steps reveal any year 2000 compliance problems which cannot be corrected before January 1, 2000, the most reasonably likely worst-case scenario is that we might experience a delay in production and/or fulfilling and processing orders resulting in either lost sales or delayed cash receipts, although we do not believe that this delay would be material. In this case, our contingency plan would be to revert to a manual system in order to perform the required functions. Due to the limited number of orders received by Royal Crown on a daily basis, this contingency plan would not cause any significant disruption of business. As of April 4, 1999, we had incurred $1.0 million of costs in order to become year 2000 compliant, including computer software and hardware costs, and the current estimated cost to complete this remediation during the remainder of 1999 is $1.0 million. These costs incurred through January 3, 1999 were expensed as incurred, except for the direct purchase costs of software and hardware, which were capitalized. The software-related costs incurred on or after January 4, 1999 are being capitalized in accordance with the provisions of Statement of Position 98-1 of the "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which we adopted in the first quarter of 1999.

         An assessment of the readiness of year 2000 compliance of third party entities with which we have relationships, such as our suppliers, banking institutions, customers, payroll processors and others is ongoing. We have inquired, or are in the process of inquiring, of the significant aforementioned third parties about their readiness relating to year 2000 compliance and to date have received indications that many of them are in the process of remediation and/or will be year 2000 compliant. We are, however, subject to certain risks relating to these third parties' potential year 2000 non-compliance. We believe that these risks are primarily associated with our banks and major suppliers, including our beverage co-packers and bottlers and the food suppliers and distributors to our restaurant franchisees. At present, we cannot determine the impact on our results of operations in the event of year 2000 non-compliance by these third parties. In the most reasonably likely worst-case scenario, the year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers, in any or all of our business segments. We will continue to monitor these third parties to determine the impact on our business and the actions we must take, if any, in the event of non-compliance by any of these third parties. We are in the process of collecting additional information from those third parties which disclosed that remediation is required and have begun detailed evaluations of those third parties, as well as those that could not satisfactorily respond, in order to develop our contingency plans. These contingency plans might include the build-up of our beverage inventories just before the year 2000 in order to mitigate the effects of temporary supply disruptions. We believe there are multiple vendors of the goods and services we receive from our suppliers and thus the risk of non-compliance with year 2000 by any of our suppliers is mitigated by this factor. Also, no single customer accounts for more than 3% of our consolidated revenues, thus mitigating the adverse risk to our business if some customers are not year 2000 compliant.

         We have engaged consultants to advise us regarding the compliance efforts of each of our operating businesses. The consultants are assisting us in completing inventories of critical applications and in completing formal documentation of year 2000 compliance of hardware and software as well as mission critical customers, vendors and service providers. The costs of the project and the date on which we believe we will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events. However, we cannot assure you that these estimates will be achieved and actual results could differ materially from those anticipated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement of Financial Accounting Standards 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. Statement of Financial Accounting Standards 133 is effective for our fiscal year beginning January 3, 2000. We believe our more significant derivatives are the conversion component of our short-term investments in convertible bonds, securities sold and not yet purchased, put and call options on stocks and bonds, and an interest rate cap agreement on certain of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement of Financial Accounting Standards 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement of Financial Accounting Standards 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement of Financial Accounting Standards 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

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

Interest Rate Risk

       The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve its objectives, the Company assesses the relative proportions of its debt under fixed versus variable rates. The Company generally uses purchased interest rate caps on a portion of its variable- rate debt to limit its exposure to increases in short-term interest rates. These cap agreements are usually at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As such, the only interest rate cap agreement outstanding as of April 4, 1999 is approximately 3% higher than the current interest rate on the related debt. In addition to its variable and fixed-rate debt, the Company's investment portfolio includes debt securities that are subject to medium term interest rate risk reflecting the portfolio's maturities between one and seven years. The fair market value of such investments will decline in value if interest rates increase.

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

       The Company maintains investment portfolio holdings of various issuers, types and maturities. As of April 4, 1999, such investments consist of the following (in thousands):



       Cash equivalents included in "Cash" on the accompanying condensed consolidated
           balance sheet..................................................................................$    280,662
       Short-term investments.............................................................................     102,563
       Non-current investments included in "Deferred costs and other assets" on the
           accompanying condensed consolidated balance sheet..............................................      10,920
                                                                                                          ------------
                                                                                                          $    394,145


       Such investments are classified in the following general types or categories:

                                                                        INVESTMENT AT
                                                           INVESTMENT   FAIR VALUE OR     CARRYING
                TYPE                                         AT COST       EQUITY           VALUE    PERCENTAGE
                                                                              (IN THOUSANDS)

Cash equivalents ..........................................$   280,662   $   280,662    $   280,662       71.2%
Company-owned securities accounted for as:
        Trading securities.................................     18,106        21,014         21,014        5.3%
        Available-for-sale securities......................     40,610        42,287         42,287       10.7%
Investments in investment limited partnerships accounted for at:
        Cost...............................................     19,522        17,087         19,522        5.0%
        Equity.............................................     16,841        23,005         23,005        5.8%
Other non-current investments accounted for at:
       Cost................................................      2,650         2,650          2,650        0.7%
       Equity..............................................      4,951         5,005          5,005        1.3%
                                                           -----------   -----------    -----------  ----------
Total cash equivalents and long investment positions ......$   383,342   $   391,710    $   394,145      100.0%
                                                           ===========   ===========    ===========  ==========

Securities sold with an obligation for the Company
     to purchase accounted for as trading securities.......$   (13,879)  $   (17,119)   $   (17,119)        N/A
                                                           ===========   ===========    ===========  ==========



       The Company's marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses reported as a component of stockholders' equity (net of income taxes) or included as a component of net income, respectively. Investment limited partnerships and other non-current investments in which the Company does not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. The Company reviews such investments carried at cost and in which the Company has unrealized losses for any unrealized losses deemed to be other than temporary. The Company recognizes an investment loss currently for any such other than temporary losses. Investment limited partnership and other non-current investments in which the Company has significant influence over the investee are accounted for in accordance with the equity method of accounting under which the results of operations include the Company's share of the income or loss of such investees and with respect to investment limited partnerships, the Company's share of unrealized gains or losses on "available-for-sale" investments.

SENSITIVITY ANALYSIS

       For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. The Company's measure of market risk exposure represents an estimate of the potential change in fair market value of its financial instruments. Market risk exposure is presented for each class of financial instruments held by the Company at April 4, 1999 for which an immediate adverse market movement represents a potential material impact on the financial position or results of operations of the Company. The Company believes that the various rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated effects on the market value of the Company's financial instruments as of April 4, 1999 based upon assumed immediate adverse effects as noted below.

TRADING PORTFOLIO:


                                                           CARRYING       INTEREST         EQUITY        FOREIGN
                                                             VALUE        RATE RISK      PRICE RISK   CURRENCY RISK
                                                                               (IN THOUSANDS)

       Equity securities ..................................$    17,012   $      --        $  (1,701)   $     --
       Debt securities.....................................      4,002          --   (a)       (400)         --
       Securities sold but not yet purchased...............    (17,119)         --            1,712          --



       (a) These debt securities are predominately investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate, and as such, a change in interest rates of one percentage point would not have a material impact on the Company's financial position or earnings.

       The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which the Company is invested from their levels at April 4, 1999, with all other variables held constant. For purposes of this analysis, the Company's debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index. The Company has no foreign investments within its trading portfolio.

OTHER THAN TRADING PORTFOLIO:


                                                           CARRYING       INTEREST         EQUITY        FOREIGN
                                                             VALUE        RATE RISK      PRICE RISK   CURRENCY RISK
                                                                               (IN THOUSANDS)

       Cash equivalents ...................................$   280,622   $      --   (a)  $     --   $       --
       Available-for-sale equity securities ...............      9,393          --             (939)         --
       Available-for-sale debt securities..................     32,894       (3,289)            --           --
       Other investments...................................     50,182         (854)         (3,302)      (1,230)
       Long-term debt......................................    925,274       (4,750)            --           --



       (a) Due to the short-term nature of the cash equivalents, a change in interest rates of one percentage point would not have a material impact on the Company's financial position or earnings.

     The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at April 4, 1999 and an instantaneous 10% decrease in the equity markets in which the Company is invested from their levels at April 4, 1999, both with all other variables held constant. The increase of one percentage point with respect to the Company's available-for-sale debt securities represents an assumed average 10% decline as the weighted average interest rate of such debt securities at April 4, 1999 approximated 10%. The change of one percentage point with respect to the Company's long-term debt represents an assumed average 11% decline as the weighted average interest rate of the Company's variable-rate debt at April 4, 1999 approximated 9% and relates to only the Company's variable-rate debt since a change in interest rates on fixed-rate debt would not affect the Company's earnings. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on the Company's earnings and not its financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the U.S. dollar from their levels at April 4, 1999, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and domestic versus foreign securities was assumed to be unchanged since January 3, 1999 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for investments, other than investment limited partnerships.

Part II.       Other Information

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively, "Triarc" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward- looking statements contained in the Reform Act. Many important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; changes in wholesale propane prices; regional weather conditions; competition from alternative energy sources and within the propane industry; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in other current and periodic filings by Triarc and National Propane Partners, L.P. with the Securities and Exchange Commission (the "SEC"), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is Triarc's policy generally not to make any specific projections as to future earnings, and Triarc does not endorse any projections regarding future performance that may be made by third parties.

ITEM 5.  OTHER INFORMATION

Dutch Auction Self Tender Offer

        On March 10, 1999, Triarc announced that its Board of Directors had unanimously approved a tender offer for up to 5.5 million shares of the Company's common stock at a price of not less than $18.25 per share, pursuant to a "Dutch Auction". On April 28, 1999, Triarc announced the final results of its "Dutch Auction" self-tender offer which expired at 5:00 p.m., New York City time on Thursday, April 22, 1999.

        In accordance with the terms of the tender offer, Triarc purchased the 3,805,015 shares that were validly tendered at a price of $18.25 per share. All shares validly tendered at $18.25 and below were accepted. As a result of this repurchase, on April 28, 1999 Triarc had 25,524,804 shares of common stock outstanding (consisting of 19,527,182 shares of Class A Common Stock and 5,997,622 shares of Class B Common Stock).

Stock Repurchase Program

        On March 10, 1999 Triarc terminated its previously announced stock repurchase program in connection with the commencement of the "Dutch Auction" self-tender offer referred to above. On April 29, 1999, Triarc announced that its management has been authorized, when and if market conditions warrant and to the extent legally permissible, to purchase over the twelve month period commencing on May 7, 1999, up to $30 million worth of Triarc's Class A Common Stock. To date, Triarc has not repurchased any shares, pursuant to the new stock repurchase program and there can be no assurance that any shares will be purchased.

Sale of National Propane Partners

        As previously announced, on April 5, 1999, National Propane Partners, L.P. (the "Partnership") and Columbia Energy Group and certain of its affiliates signed a definitive purchase agreement pursuant to which Columbia Propane Corporation ("Columbia Propane"), a subsidiary of Columbia Energy Group, commenced a tender offer to acquire (the "Partnership Sale") all of the outstanding common units of the Partnership for $12.00, in cash per common unit, which tender offer was the first step of a two-step transaction. In the second step, subject to the terms and conditions of the purchase agreement, Columbia Propane would acquire general partner interests and subordinated units of the Partnership from National Propane Corporation and a subsidiary of National Propane Corporation in consideration for $2.1 million in cash and the forgiveness of approximately $15.8 million of a $30.7 million note owed by Triarc to the Operating Partnership, and the Partnership would merge into Columbia Propane, L.P. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, $12.00 per common unit and Triarc would repay the remainder of such note (approximately $14.9 million).

        On May 6, 1999, Columbia Propane completed its tender offer to acquire all of the approximately 6.7 million outstanding common units of the Partnership for $12.00 in cash per common unit. Columbia Propane has advised Triarc that pursuant to the tender offer, through its direct and indirect subsidiaries, it has purchased approximately 5.9 million common units (or approximately 88.4% of the common units outstanding) for $12.00 in cash per unit.

        As part of the second step of this two step transaction, the Partnership intends to file an information statement with the SEC as soon as practicable. Following clearance of the information statement by the SEC and its mailing to holders of the Partnership's units and upon satisfaction or waiver of the conditions set forth in the purchase agreement, the second step of the transaction would be consummated. The transaction is currently expected to be completed in the second half of 1999.

Termination of Agreement

        The agreement dated October 12, 1998 between Triarc and Nelson Peltz and Peter W. May, pursuant to which Triarc agreed to assign its right of first refusal to acquire all of the outstanding class B common stock to Messrs. Peltz and May if the Company determined not to exercise such right, has terminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        4.1 - Credit Agreement dated as of February 25, 1999, among Snapple Beverage Corp.("Snapple"), Mistic Brands, Inc. ("Mistic"), Cable Car Beverage Corporation ("Cable Car"), RC/Arby's Corporation
               and Royal Crown Company, Inc., as Borrowers various financial institutions party thereto, as Lenders, DLJ Capital Funding, Inc., as syndication agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent,and The Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit
               4.1 to Triarc's Current Report on Form 8-K dated March 11,
               1999 (SEC file no. 1-2207).

        4.2 - Indenture dated as of February 25, 1999 among Triarc Consumer Products Group,LLC ("TCPG"), Triarc Beverage Holdings Corp. ("TBHC"), as Issuers, the subsidiary guarantors party thereto and The Bank of New York, as Trustee,incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).

        4.3 - Registration Rights Agreement dated February 18, 1999 among TCPG, TBHC, the guarantors party thereto and Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Wasserstein Perrella Securities, Inc., incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).

        4.4 - Registration Rights Agreement dated as of February 25, 1999 among TCPG, TBHC, the Guarantors party thereto and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit
               4.1 to Triarc's Current Report on Form 8-K dated April 1, 1999 (SEC file no. 1-2207).

        10.1 - Letter Agreement dated as of February 13, 1997 between Arby's and Roland Smith, incorporated herein by reference to Exhibit
               10.1 to Triarc's Current Report on Form 8-K dated April 1, 1999 (SEC file no. 1-2207).

        10.2 - Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and each of Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.33 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 1-2207)

        10.3 - Letter Agreement dated as of April 28, 1999 between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit
               10.35  to  Triarc  Consumer  Products  Group,  LLC's  and  Triarc
               Beverage Holdings Corp.'s Registration Statement on Form S-4 dated May 17, 1999 (SEC registration no. 333-78625).

        27.1 - Financial Data Schedule for the three-month period ended April 4, 1999, submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K

        The Registrant filed a report on Form 8-K on February 3, 1999 which included information under Items 5 and 7 of such form.

        The Registrant filed a report on Form 8-K on February 4, 1999 which included information under Item 7 of such form.

        The Registrant filed a report on Form 8-K on February 26, 1999 which included information under Items 5 and 7 of such form.

        The Registrant filed a report on Form 8-K on March 11, 1999 which included information under Items 5 and 7 of such form.

        The Registrant filed a report on Form 8-K on April 1, 1999 which included information under Item 7 of such form.

                                        Exhibit Index

Exhibit
    No.                             Description                         Page No.

  4.1 -        Credit Agreement dated as of February 25, 1999,
               among Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc.("Mistic"), Cable Car Beverage Corporation ("Cable Car"), RC/Arby's Corporation and Royal Crown Company,
               Inc., as Borrowers,  various  financial institutions
               party thereto,  as Lenders,  DLJ Capital  Funding, Inc.,
               as syndication agent, Morgan Stanley Senior Funding,
               Inc., as   Documentation   Agent,   and  The  Bank  of
               New  York,   as Administrative Agent, incorporated herein
               by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).

  4.2 - Indenture dated as of February 25, 1999 among Triarc Consumer Products Group, LLC ("TCPG"), Triarc Beverage Holdings Corp. ("TBHC"), as Issuers, the subsidiary guarantors party thereto and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit
               4.2 to Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).

  4.3 - Registration Rights Agreement dated February 18, 1999 among TCPG, TBHC, the guarantors party thereto and Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Wasserstein Perrella Securities, Inc.,incorporated herein by reference to
               Exhibit 4.3 to Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).

  4.4 - Registration Rights Agreement dated as of February 25, 1999 among TCPG, TBHC, the Guarantors party thereto and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated April 1, 1999 (SEC file no. 1-2207).

10.1 - Letter Agreement dated as of February 13, 1997 between Arby's and Roland Smith, incorporated herein by referenc to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated April 1, 1999 (SEC file no. 1-2207).

10.2 - Form of Guaranty Agreement dated as of March 23, 199 among National Propane Corporation, Triarc Companies, Inc and each of Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.33 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 1-2207)

10.3- Letter Agreement dated as of April 28, 1999 between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit 10.35 to Triarc Consumer Products Group, LLC's and Triarc Beverage Holdings Corp.'s Registration Statement on Form S-4 dated May 17, 1999 (SEC registration no. 333-78625).
 .
27.1- Financial Data Schedule for the three-month period ended April 4, 1999, submitted to the Securities and Exchange Commission in electronic format.

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES





                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TRIARC COMPANIES, INC.
                                                      (Registrant)




Date:  May 19, 1999                       By: /S/ JOHN L. BARNES, JR.
                                          ---------------------------
                                          John L. Barnes, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (On behalf of the Company)



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