Form 10-Q
period 1999-07-04
TRIARC COMPANIES INC
filed 1999-08-23
CIK 30697

-------------------------------------------------------------------------------




                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

                                      OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                             TRIARC COMPANIES, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 Delaware                                  38-0471180
      -------------------------------                  ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


      280 Park Avenue, New York, New York                   10017
   ----------------------------------------              ----------
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

                                                         Yes (X)     No (  )

     There were 19,577,438 shares of the registrant's Class A Common Stock and 5,997,622 shares of the registrant's Class B Common Stock outstanding as of July 30, 1999.
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                            JANUARY 3,           JULY 4,
                                                                                              1999 (A)             1999
                                                                                              --------             ----
                                                                                                   (IN THOUSANDS)
                                                        ASSETS                                       (UNAUDITED)

Current assets:
    Cash and cash equivalents.............................................................$    161,248         $    218,158
    Short-term investments................................................................      99,729              132,989
    Receivables...........................................................................      67,724              117,999
    Inventories...........................................................................      46,761               70,627
    Deferred income tax benefit ..........................................................      28,368               24,403
    Prepaid expenses and other current assets ............................................       5,667                9,395
                                                                                          ------------         ------------
      Total current assets................................................................     409,497              573,571
Properties................................................................................      31,203               32,776
Unamortized costs in excess of net assets of acquired companies...........................     268,215              275,911
Trademarks................................................................................     261,906              256,476
Deferred costs and other assets...........................................................      48,781               65,154
                                                                                          ------------         ------------
                                                                                          $  1,019,602         $  1,203,888
                                                                                          ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt.....................................................$      9,978         $     11,851
    Accounts payable......................................................................      58,290               83,755
    Accrued expenses......................................................................     132,847              145,803
    Net current liabilities of discontinued operations....................................      31,336               30,124
                                                                                          ------------         ------------
      Total current liabilities...........................................................     232,451              271,533
Long-term debt............................................................................     668,281              881,791
Deferred income taxes.....................................................................      87,195               87,602
Deferred income and other liabilities.....................................................      20,403               24,763
Stockholders' equity (deficit):
    Common stock..........................................................................       3,555                3,555
    Additional paid-in capital............................................................     204,539              204,523
    Accumulated deficit...................................................................    (100,804)            (109,929)
    Treasury stock........................................................................     (94,963)            (166,043)
    Accumulated other comprehensive income (deficit)......................................        (600)               6,300
    Unearned compensation.................................................................        (455)                (207)
                                                                                          ------------         ------------
      Total stockholders' equity (deficit)................................................      11,272              (61,801)
                                                                                          ------------         ------------
                                                                                          $  1,019,602         $  1,203,888
                                                                                          ============         ============



(A) Derived from the audited consolidated financial statements as of January 3, 1999


   See  accompanying  notes  to  condensed   consolidated financial statements.





                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                -----------------------     --------------------------
                                                                JUNE 28,         JULY 4,      JUNE 28          JULY 4,
                                                                  1998            1999          1998            1999
                                                                  ----            ----          ----            ----
                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)
Revenues:
    Net sales...................................................$  213,506   $  230,379     $   367,387    $  390,267
    Royalties, franchise fees and other revenues................    19,385       20,447          37,557        38,750
                                                                ----------   ----------     -----------    ----------
                                                                   232,891      250,826         404,944       429,017
                                                                ----------   ----------     -----------    ----------
Costs and expenses:
    Cost of sales, excluding depreciation and amortization
      related to sales of $408,000, $501,000, $806,000 and
      $951,000..................................................   114,253      121,040         193,613       204,222
    Advertising, selling and distribution.......................    61,516       66,003         110,275       112,717
    General and administrative..................................    25,430       28,157          50,256        55,356
    Depreciation and amortization, excluding amortization
      of deferred financing costs...............................     8,858        8,773          18,070        17,197
    Capital structure reorganization related....................       --         1,217             --          4,867
                                                                ----------   ----------     -----------    ----------
                                                                   210,057      225,190         372,214       394,359
                                                                ----------   ----------     -----------    ----------
      Operating profit .........................................    22,834       25,636          32,730        34,658
Interest expense................................................   (16,996)     (22,193)        (32,859)      (41,328)
Investment income, net..........................................     7,447        7,023          15,032        12,307
Gain on sale of businesses......................................     3,976           87           4,051           172
Other income, net...............................................       440        1,656             927         2,229
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations before income
         taxes..................................................    17,701       12,209          19,881         8,038
Provision for income taxes......................................    (8,219)      (7,004)         (9,367)       (4,582)
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations.........................     9,482        5,205          10,514         3,456
Income (loss) from discontinued operations......................    (1,413)        (985)          1,750          (484)
                                                                ----------   ----------     -----------    ----------
      Income before extraordinary charges.......................     8,069        4,220          12,264         2,972
Extraordinary charges...........................................       --           --              --        (12,097)
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$    8,069   $    4,220     $    12,264    $   (9,125)
                                                                ==========   ==========     ===========    ==========

Basic income (loss) per share:
      Income from continuing operations.........................$      .31   $      .20     $       .34    $      .12
      Income (loss) from discontinued operations................      (.05)        (.04)            .06          (.02)
      Extraordinary charges.....................................       --           --              --           (.43)
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$      .26   $      .16     $       .40    $     (.33)
                                                                ==========   ==========     ===========    ==========
Diluted income (loss) per share:
      Income from continuing operations.........................$      .29   $      .19     $       .32    $      .12
      Income (loss) from discontinued operations................      (.04)        (.04)            .05          (.02)
      Extraordinary charges.....................................       --           --              --           (.43)
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$      .25   $      .15     $       .37    $     (.33)
                                                                ==========   ==========     ===========    ==========


  See  accompanying  notes  to  condensed   consolidated financial statements.






                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     SIX MONTHS ENDED
                                                                                             ------------------------------
                                                                                               JUNE 28,          JULY 4,
                                                                                                 1998             1999
                                                                                                 ----             ----
                                                                                                       (IN THOUSANDS)
                                                                                                        (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)........................................................................$  12,264          $  (9,125)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ...............................................   12,523             11,998
         Depreciation and amortization of properties.........................................    5,547              5,199
         Amortization of original issue discount and deferred financing costs ...............    4,823              5,820
         Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs ..................................................................      --              11,446
         Capital structure reorganization related charge.....................................      --               4,867
         Cost of trading securities..........................................................      --             (34,930)
         Proceeds from trading securities....................................................      --              39,737
         Net recognized gains from transactions in investments and short positions...........   (9,059)            (3,397)
         (Income) loss from discontinued operations..........................................   (1,750)               484
         Payments for acquisition related costs..............................................   (5,376)               (62)
         Payment resulting from Federal income tax return examination........................   (8,460)               --
         Other, net..........................................................................    2,493              1,897
         Changes in operating assets and liabilities:
           Increase in receivables...........................................................  (30,560)           (49,752)
           Increase in inventories...........................................................  (19,008)           (22,318)
           Decrease (increase) in prepaid expenses and other current assets..................    1,408             (3,874)
           Increase in accounts payable and accrued expenses  ...............................   33,826             38,375
                                                                                             ---------          ---------
                Net cash used in operating activities........................................   (1,329)            (3,635)
                                                                                             ---------          ---------
Cash flows from investing activities:
    Cost of available-for-sale securities and limited partnerships ..........................  (96,836)           (57,091)
    Payments to cover short positions in securities..........................................   (2,012)           (40,306)
    Proceeds from available-for-sale securities and limited partnerships.....................   57,898             43,307
    Proceeds of securities sold short........................................................   18,462             29,545
    Acquisition of Millrose Distributors, Inc................................................      --             (17,376)
    Proceeds from sale of investment in Select Beverages, Inc................................   28,342                --
    Capital expenditures.....................................................................   (8,542)            (6,338)
    Purchase of ownership interests in aircraft..............................................   (3,754)               --
    Other....................................................................................      368                428
                                                                                             ---------          ---------
                Net cash used in investing activities........................................   (6,074)           (47,831)
                                                                                             ---------          ---------
Cash flows from financing activities:
    Proceeds from long-term debt.............................................................  100,163            775,000
    Repayments of long-term debt.............................................................   (7,426)          (563,143)
    Repurchase of common stock for treasury..................................................  (32,903)           (75,958)
    Deferred financing costs.................................................................   (3,906)           (29,600)
    Proceeds from stock option exercises ....................................................    2,390              4,137
                                                                                             ---------          ---------
                Net cash provided by financing activities....................................   58,318            110,436
                                                                                             ---------          ---------
Net cash provided by continuing operations...................................................   50,915             58,970
Net cash provided by (used in) discontinued operations.......................................    3,026             (2,060)
                                                                                             ---------          ---------
Net increase in cash and cash equivalents....................................................   53,941             56,910
Cash and cash equivalents at beginning of period.............................................  129,480            161,248
                                                                                             ---------          ---------
Cash and cash equivalents at end of period...................................................$ 183,421          $ 218,158
                                                                                             =========          =========

  See  accompanying  notes  to  condensed   consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 1999
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 3, 1999 and July 4, 1999, its results of operations for the three-month and six-month periods ended June 28, 1998 and July 4, 1999 and its cash flows for the six-month periods ended June 28, 1998 and July 4, 1999 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information".

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1998 commenced on December 29, 1997 and ended on June 28, 1998, with its second quarter commencing on March 30, 1998 and the Company's first half of 1999 commenced on January 4, 1999 and ended on July 4, 1999, with its second quarter commencing on April 5, 1999. For the purposes of these consolidated financial statements, the periods (1) from December 29, 1997 to June 28, 1998 and March 30, 1998 to June 28, 1998 are referred to below as the six-month and three-month periods ended June 28, 1998, respectively, and (2) from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999 are referred to below as the six-month and three-month periods ended July 4, 1999, respectively.

     As described in detail in Note 14, on July 19, 1999 the Company sold substantially all of its remaining 42.7% interest in its former propane business and, accordingly, the accompanying condensed consolidated financial statements as of and for the three-month period ended July 4, 1999 reflect the propane business as discontinued operations and the condensed consolidated financial statements for the three and six months ended June 28, 1998 and the three months ended April 4, 1999 (included in the six months ended July 4, 1999) have been similarly reclassified.

(2)  INVENTORIES

     The following is a summary of the components of inventories (in thousands):

                                                 JANUARY 3,       JULY 4,
                                                    1999            1999
                                                    ----            ----

     Raw materials..............................$  20,268         $ 30,289
     Work in process............................       98              454
     Finished goods.............................   26,395           39,884
                                                ---------         --------
                                                $  46,761         $ 70,627
                                                =========         ========

(3)  Long-Term Debt

     On January 15, 1999 Triarc Consumer Products Group, LLC ("TCPG"), a wholly-owned subsidiary of Triarc, was formed. On February 23, 1999 TCPG acquired all of the stock previously owned directly or indirectly by Triarc of RC/Arby's Corporation ("RC/Arby's"), Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings") and Cable Car Beverage Corporation ("Cable Car"). On February 25, 1999 TCPG issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes"), including an aggregate $20,000,000 issued to the Chairman and Chief Executive Officer and President and Chief Operating Officer (the "Executives") of the Company. The Company has been informed that, as of April 23, 1999, the Executives no longer hold any of the Notes. Concurrently, Snapple Beverage Corp. ("Snapple"), a subsidiary of Triarc Beverage Holdings, Mistic Brands, Inc. ("Mistic"), a subsidiary of Triarc Beverage Holdings, Cable Car, RC/Arby's and Royal Crown Company, Inc. ("Royal Crown"), a subsidiary of RC/Arby's entered into an agreement (the "Credit
Agreement") for a new $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for revolving credit loans (the "Revolving Loans") by Snapple, Mistic, Cable Car, RC/Arby's or Royal Crown. There were no borrowings of Revolving Loans as of February 25, 1999 or July 4, 1999. The Company utilized a portion of the aggregate net proceeds of these borrowings to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under the former $380,000,000 credit agreement, as amended (the "Former Beverage Credit Agreement") entered into by Snapple, Mistic, Triarc Beverage Holdings and Cable Car and $1,503,000 of related accrued interest, (2) redeem (the "Redemption") on March 30, 1999 the $275,000,000 of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") and pay $4,395,000 of related accrued interest and $7,662,000 of redemption premium, (3) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc. (collectively, "Millrose"), two New Jersey distributors of the Company's premium beverages, for $17,376,000, including expenses of $126,000, and (4) provide for estimated fees and expenses of $29,600,000 relating to the issuance of the Notes and the consummation of the Credit Facility (the "Refinancing Transactions"). The remaining net proceeds of the Refinancing Transactions are being used for general corporate purposes, including working capital, investments, future acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including the Company's common stock (see Note 5). See Note 8 for disclosure of the extraordinary charges related to the aforementioned debt repayments and recorded during the first quarter of the year ending January 2, 2000.

     Under the indenture (the "Indenture") pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should the Company consummate a permitted initial public equity offering of its consumer products subsidiaries, the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering. On August 3, 1999, the Company filed amendment No. 1 to a registration statement (the "Registration Statement") covering resales by holders of the Notes with the SEC. If the Registration Statement is not declared effective by the SEC on or before August 24, 1999, the annual interest rate on the Notes will increase by 1/2% to 10 3/4% until the Registration Statement is declared effective. The Company currently believes that the Registration Statement will not be declared effective by the SEC by such date.

     Borrowings under the Credit Facility bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 5.18% to 5.59% at July 4, 1999) or an alternate base rate (the "ABR"). The ABR (8% at July 4, 1999) represents the higher of the prime rate or 1/2% over the Federal funds rate. The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. Revolving Loans and one class of the Term Loans with $44,437,000 outstanding as of July 4, 1999 bear interest at 3% over LIBOR or 2% over ABR until such time as such margins may be subject to downward adjustment by up to 3/4% based on the borrowers' leverage ratio, as defined. The other two classes of Term Loans with $124,688,000 and $304,238,000 outstanding as of July 4, 1999 (the "Term B Loans" and "Term C Loans," respectively) bear interest at 3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At July 4, 1999 there was $59,951,000 of borrowing availability under the Revolving Credit Facility in accordance with limitations due to such borrowing base. The Term Loans are due $3,275,000 during the remainder of 1999, $8,238,000 in 2000, $10,488,000 in 2001, $12,738,000 in 2002, $14,987,000 in 2003, $15,550,000 in
2004, $94,299,000 in 2005,  $242,875,000 in 2006 and $70,913,000 in 2007 and any
Revolving Loans would be due in full in March 2005. The borrowers must also make mandatory annual prepayments in an amount, if any, initially equal to 75% of excess cash flow, as defined in the Credit Agreement. If the Company makes voluntary prepayments of the Term B and Term C Loans through February 25, 2000, it will incur prepayment penalties of 2.0% and 3.0% of the amounts prepaid, respectively, and from February 26, 2000 through February 25, 2001 it will incur prepayment penalties of 1.0% and 1.5% of the amounts prepaid, respectively.

     Under the Credit Agreement substantially all of the assets, other than cash and cash equivalents, of Snapple, Mistic, Cable Car, RC/Arby's, Royal Crown and Arby's, Inc. ("Arby's"), a subsidiary of RC/Arby's, and their subsidiaries, are pledged as security. The Company's obligations with respect to the Notes are guaranteed by Snapple, Mistic, Cable Car and RC/Arby's and all of their domestic subsidiaries. Such guarantees are full and unconditional, are on a joint and several basis and are unsecured. The Company's obligations with respect to the Credit Facility are guaranteed (the "Guaranty") by TCPG, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown. As collateral for such guarantees under the Credit Facility, all of the stock of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged.

     The Indenture, the Credit Agreement and the Guaranty contain various covenants which (1) require meeting certain financial amount and ratio tests,
(2) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (3) restrict the payment of dividends to Triarc. Under the most restrictive of such covenants, the borrowers would not be able to pay any dividends to Triarc other than (1) permitted one-time distributions, including dividends, paid to Triarc in connection with the Refinancing Transactions and
(2) certain defined amounts in the event of consummation of a securitization of certain assets of Arby's. Such one-time permitted distributions consisted of $91,420,000 paid on February 25, 1999 and $124,108,000 paid on March 30, 1999 following the Redemption.

     The following pro forma data of the Company for the six months ended July 4, 1999 have been prepared by adjusting the historical data reflected in the accompanying condensed consolidated statement of operations for such period to reflect the effects of the Refinancing Transactions (without any incremental interest income or any other benefit of the excess proceeds of the Refinancing Transactions) as if such transactions had been consummated on January 4, 1999. Such pro forma data is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 4, 1999 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                            AS           PRO
                                                         REPORTED       FORMA
                                                         --------       -----

     Revenues...........................................$   429,017  $ 430,691
     Operating profit...................................     34,658     34,568
     Interest expense...................................    (41,328)   (44,222)
     Income from continuing operations..................      3,456        789
     Basic and diluted income from continuing
       operations per share.............................        .12        .03

(4) ACQUISITION

     The acquisition of Millrose described in Note 3 has been accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the preliminary allocation of the aggregate purchase price (in thousands):

     Current assets....................................$  3,770
     Properties........................................   1,000
     Unamortized costs in excess of net assets
       of acquired companies...........................  13,464
     Current liabilities...............................    (858)
                                                       --------
                                                       $ 17,376
                                                       ========


(5)  TREASURY STOCK REPURCHASE

     On April 27, 1999 the Company repurchased 3,805,015 shares of its Class A common stock for $18.25 per share in connection with a tender offer for an aggregate cost of $69,442,000, plus fees and expenses of $550,000. Assuming this share repurchase had occurred on January 4, 1999, the Company's diluted per-share income from continuing operations, loss from discontinued operations, extraordinary charges and net loss for the six-month period ended July 4, 1999 would have been $.13, $(.02), $(.47) and $(.36), respectively.

(6)  CAPITAL STRUCTURE REORGANIZATION RELATED CHARGE

     The  capital   structure   reorganization   related  charge  of  $4,867,000
recognized during the six months ended July 4, 1999 (including $1,217,000 recognized during the three months ended July 4, 1999) resulted from equitable adjustments to the terms of outstanding options under the stock option plan of Triarc Beverage Holdings, to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Cable Car to Triarc Beverage Holdings effective May 17, 1999.

(7)  INCOME TAXES

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years from 1989 through 1992 (the "1989 through 1992 Examinations"). The Company has resolved all issues with the IRS regarding such audit. In connection therewith, the Company paid $5,298,000, including interest, during 1997, paid an additional $8,460,000, including interest, during the first half of 1998 and has agreed to make net payments of approximately $1,200,000, including interest, during the third quarter of 1999. The IRS is examining the Company's Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993 (the "1993 Examination"). In connection therewith, the Company has not received any notices of proposed adjustments. Management of the Company believes that adequate aggregate provisions have been made principally in years prior to 1998 for the $1,200,000 of tax liabilities, including interest, in connection with the 1989 through 1992 Examinations and any tax liabilities, including interest, that may result from the resolution of the 1993 Examination.

(8)  EXTRAORDINARY CHARGES

     The extraordinary charges in the six months ended July 4, 1999 resulted from the early extinguishment of borrowings under the Former Beverage Credit Agreement and the 9 3/4% Senior Notes (see Note 3). Such extraordinary charges consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11,300,000 and (b) interest rate cap agreement costs of $146,000 and
(2) the payment of the $7,662,000 redemption premium (see Note 3), less income tax benefit of $7,011,000.

(9)  COMPREHENSIVE INCOME (LOSS)

      The  following  is a summary of the  components  of  comprehensive  income
(loss) (in thousands):



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        --------------------------     ----------------------------
                                                         JUNE 28,        JULY 4,         JUNE 28,         JULY 4
                                                           1998           1999             1998            1999
                                                           ----           ----             ----            ----

     Net income (loss) ................................$    8,069      $     4,220     $   12,264       $   (9,125)
     Unrealized gains (losses) on "available-for-sale"
         investments...................................    (2,419)            (380)          (704)             825
     Equity in the unrealized gains of investment
         limited partnerships..........................       --             2,532             --            6,202
     Net change in currency translation adjustment.....       (17)             (49)           (12)            (127)
                                                       ----------      -----------     ----------       ----------
         Comprehensive income (loss)...................$    5,633      $     6,323     $   11,548       $   (2,225)
                                                       ==========      ===========     ==========       ==========



(10)  INCOME (LOSS) PER SHARE

     The weighted average number of common shares outstanding used in the calculations of basic income (loss) per share for the three and six-month periods ended (1) June 28, 1998 were 30,596,000 and 30,841,000, respectively, and (2) July 4, 1999 were 26,434,000 and 27,875,000, respectively. The shares used in the calculations of diluted income (loss) per share for the three and six-month periods ended (1) June 28, 1998 were 32,374,000 and 32,655,000, respectively, and (2) July 4, 1999 were 27,339,000 and 28,328,000, respectively. The shares used for diluted earnings per share reflect the effect of dilutive stock options of 1,778,000, 1,814,000, 905,0000 and 453,000 for the three and six-month periods ended June 28, 1998 and the three and six-month periods ended July 4, 1999, respectively, but exclude the effect of the other potentially dilutive security, the Company's zero coupon debentures due 2018, since the effect thereof would have been antidilutive.

(11)  TRANSACTIONS WITH RELATED PARTIES

      The Company continues to lease aircraft owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Executives, for annual rent of $3,360,000 as of January 1, 1999. In connection with such lease and the amortization over a five-year period of a $2,500,000 payment made in 1997 by the Company to TASCO for (1) an option to continue the lease for an additional five years effective September 30, 1997 and (2) the agreement by TASCO to replace one of the aircraft covered under the lease, the Company had rent expense of $1,898,000 for the six-month period ended July 4, 1999. Pursuant to this arrangement, the Company also pays the operating expenses of the aircraft directly to third parties.

(12)  LEGAL AND ENVIRONMENTAL MATTERS

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1,708,000 as of July 4, 1999. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(13)  BUSINESS SEGMENTS

      The following is a summary of the Company's segment information (in thousands):



                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              -------------------------        -------------------------
                                                               JUNE 28,        JULY 4,            JUNE 28,        JULY 4,
                                                                 1998           1999                1998           1999
                                                                 ----           ----                ----           ----
      Revenues:
          Premium beverages...................................$   177,691   $   196,370        $   299,460   $   325,532
          Soft drink concentrates.............................     35,958        34,344             68,153        65,284
          Restaurants.........................................     19,242        20,112             37,331        38,201
                                                              -----------   -----------        -----------   -----------
              Consolidated revenues...........................$   232,891   $   250,826        $   404,944   $   429,017
                                                              ===========   ===========        ===========   ===========

      Earnings before interest, taxes, depreciation and
        amortization:
          Premium beverages...................................$    19,554   $    22,724  (a)   $    28,108   $    31,630  (a)
          Soft drink concentrates.............................      5,002         5,293             10,143        10,508
          Restaurants.........................................     10,685        12,012             20,400        21,674
          General corporate...................................     (3,549)       (5,620) (a)        (7,851)      (11,957) (a)
                                                              -----------   -----------        -----------   -----------
              Consolidated earnings before interest, taxes,
                  depreciation and amortization...............     31,692        34,409             50,800        51,855
                                                              -----------   -----------        -----------   -----------

      Less depreciation and amortization:
          Premium beverages...................................      5,482         5,662             11,049        11,047
          Soft drink concentrates.............................      2,271         1,791              4,552         3,709
          Restaurants.........................................        535           533              1,205         1,082
          General corporate...................................        570           787              1,264         1,359
                                                              -----------   -----------        -----------   -----------
              Consolidated depreciation and amortization......      8,858         8,773             18,070        17,197
                                                              -----------   -----------        -----------   -----------

      Operating profit:
          Premium beverages...................................     14,072        17,062  (a)        17,059        20,583  (a)
          Soft drink concentrates.............................      2,731         3,502              5,591         6,799
          Restaurants.........................................     10,150        11,479             19,195        20,592
          General corporate...................................     (4,119)       (6,407) (a)        (9,115)      (13,316) (a)
                                                              -----------   -----------        -----------   -----------
              Consolidated operating profit...................     22,834        25,636             32,730        34,658
      Interest expense........................................    (16,996)      (22,193)           (32,859)      (41,328)
      Investment income, net..................................      7,447         7,023             15,032        12,307
      Gain on sale of businesses..............................      3,976            87              4,051           172
      Other income, net.......................................        440         1,656                927         2,229
                                                              -----------   -----------        -----------   -----------
              Consolidated income from continuing
                 operations before income taxes...............$    17,701   $    12,209        $    19,881   $     8,038
                                                              ===========   ===========        ===========   ===========



------------

(a) Reflects the capital  structure  reorganization  related charge discussed in
Note 6 as follows (in thousands):

                                          THREE MONTHS    SIX MONTHS
                                              ENDED          ENDED
                                          JULY 4, 1999   JULY 4, 1999
                                          ------------   ------------
Charged to:
          Premium beverages..................$     750     $  3,000
          General corporate..................      467        1,867
                                             ---------     --------
                                             $   1,217     $  4,867
                                             =========     ========

(14)  SUBSEQUENT EVENTS

      On July 19, 1999 the Company sold (the "Propane Partnership Sale") substantially all of its interests in National Propane Partners, L.P. (the
"Propane Partnership") and a subpartnership National Propane, L.P. (the "Operating Partnership") to Columbia Propane, L.P. ("Columbia"). Prior to the Propane Partnership Sale, the Company owned a 42.7% combined interest in the Propane Partnership and the Operating Partnership; the remaining 57.3% interest the Company did not own was represented by publicly traded common units (the "Common Units") of the Propane Partnership. The consideration paid to Triarc consisted of (1) the forgiveness of $15,816,000 of a note payable to the Operating Partnership by Triarc (the "Partnership Note") with a remaining principal balance of $30,700,000 as of July 4, 1999 and (2) cash of $2,866,000, consisting of $2,101,000 of consideration for the Company's interests in the Propane Partnership and the Operating Partnership and $1,033,000 representing the reimbursement of interest expense incurred and paid by the Company on the Partnership Note, both partially offset by $268,000 of amounts equivalent to interest on advances made by the purchaser in a tender offer for the Common Units. The Company expects that the Propane Partnership Sale will result in a gain to be recorded in the third quarter of 1999, the amount of which has not yet been determined. In connection with the closing of the Propane Partnership Sale, Triarc repaid the remaining principal balance of the Partnership Note of $14,884,000 and the Propane Partnership merged into Columbia.

      As a result of the Propane Partnership Sale, the Company sold substantially all of its remaining 42.7% interest in the propane business, retaining a 1% limited partner interest. The equity in the losses (the "Equity in Losses") of the Propane Partnership and the recognition of deferred gain (the "Deferred Gain") from the 1996 sale of the 57.3% interest in the Propane Partnership for the second quarter of 1999 are reported as discontinued operations and the Equity in Losses and Deferred Gain for the three and six months ended June 28, 1998 and the three months ended April 4, 1999 (included in the six months ended July 4, 1999) have been reclassified in the accompanying condensed consolidated financial statements to reflect the Propane Partnership as discontinued operations.

      Income (loss) from discontinued operations consisted of the following (in thousands):



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        --------------------------     --------------------------
                                                         JUNE 28,        JULY 4,         JUNE 28,         JULY 4,
                                                           1998           1999             1998            1999
                                                           ----           ----             ----            ----

     Loss from discontinued operations
         net of income taxes of $1,180, $1,193,
         $733 and $807.................................$   (1,925)     $    (1,914)    $   (1,362)      $   (1,413)
     Gain on disposal of discontinued operations
         net of income taxes of $288, $523,
         $1,688 and $523...............................       512              929          3,112 (a)          929
                                                       ----------      -----------     ----------       ----------
                                                       $   (1,413)     $      (985)    $    1,750       $     (484)
                                                       ==========      ===========     ==========       ==========


     ----------------------------

     (a) Includes $2,600,000 recorded in the first quarter of 1998 representing an after-tax adjustment to amounts provided in prior years as a result of the collection of a note receivable not previously recognized for the estimated loss on disposal of certain discontinued operations of SEPSCO, LLC, a subsidiary of the Company.

     In connection with the Propane Partnership Sale, National Propane Corporation ("National Propane"), the former managing general partner of the Propane Partnership and a subsidiary of the Company, retained a 1% special limited partner interest in the Operating Partnership and agreed that while it remains a special limited partner, National Propane would indemnify ("the Indemnification") the purchaser for any payments the purchaser makes, only after recourse to the assets of the Operating Partnership, related to the purchaser's obligations under certain of the debt of the Operating Partnership, aggregating approximately $138,000,000 as of July 19, 1999, if the Operating Partnership is unable to repay or refinance such debt. Under the purchase agreement, both the purchaser and National Propane may require the Operating Partnership to repurchase the 1% special limited partner interest. The purchase price for the equity of the Propane Partnership and the Operating Partnership, including the 57.3% not owned by National Propane, aggregated approximately $99,100,000. The Company believes that it is unlikely that it will be called upon to make any payments under the Indemnification.


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

     Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our 1998 first half commenced on December 29, 1997 and ended on June 28, 1998, with our second quarter commencing on March 30, 1998 and our 1999 first half commenced on January 4, 1999 and ended on July 4, 1999, with our second quarter commencing on April 5, 1999. Therefore, when we refer to the "six-month period ended June 28, 1998" and the "three-month period ended June 28, 1998," we mean the periods from December 29, 1997 to June 28, 1998 and March 30, 1998 to June 28, 1998; and when we refer to the "six-month period ended July 4, 1999", or the "1999 first half," and the "three-month period ended July 4, 1999," or the "1999 second quarter," we mean the periods from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 4, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 28, 1998

Revenues

     Our revenues increased $24.1 million to $429.0 million in the six months ended July 4, 1999 compared with the six months ended June 28, 1998. A discussion of the changes in revenues by segment is as follows:

     Premium Beverages -- Our premium beverage revenues increased $26.1 million (8.7%) in the six months ended July 4, 1999 compared with the six months ended June 28, 1998. The increase reflects higher volume and, to a lesser extent, higher average selling prices in the 1999 first half. The increase in volume principally reflects (1) 1999 sales of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999,
     (2) increased cases sold to retailers through Millrose Distributors, Inc. principally reflecting an increased focus on our products as a result of our ownership of this New Jersey distributor, which we refer to as Millrose, since February 25, 1999 (see further discussion of the Millrose acquisition below under "Liquidity and Capital Resources"), (3) net higher sales of diet teas and other diet beverages and juice drinks, and (4) higher sales of Whipper Snapple(TM), which was introduced in April 1998. The higher average selling prices principally reflect (1) the effect of the Millrose acquisition since February 25, 1999 whereby we sell product at higher prices directly to retailers compared with sales at lower prices to distributors such as Millrose and (2) selective price increases.

     Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $2.9 million (4.2%) in the six months ended July 4, 1999 compared with the six months ended June 28, 1998. This decrease is attributable to lower Royal Crown sales of (1) concentrate of $1.5 million, or 2.2%, and (2) finished goods of $1.4 million, or 100%, which the soft drink concentrate segment no longer sells. The decrease in Royal Crown sales of concentrate reflects a $5.4 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers, partially offset by a $3.9 million volume increase in private label sales reflecting a general business recovery being experienced by our private label customer as well as an increase in its inventory levels.

     Restaurants -- Our restaurant revenues increased $0.9 million (2.3%) in the six months ended July 4, 1999 compared with the six months ended June 28, 1998 as higher royalty revenue was offset by lower franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 56, or 1.8%, franchised restaurants and a 1.8% increase in same-store sales of franchised restaurants. The decrease in franchise fee revenue, despite the increase in franchised restaurants, was due to (1) a decrease in dual-branded T.J. Cinnamons openings and (2) an increase in remodeling credits applied against franchise fees.

Gross Profit

     We calculate gross profit as total revenues less (1) cost of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $13.3 million to $223.8 million in the six months ended July 4, 1999 compared with the six months ended June 28, 1998 due to the effect of higher sales volumes discussed above and a slight increase in our aggregate gross margins, which we compute as gross profit divided by total revenues, to 52.2% from 52.0%. A discussion of the changes in gross margins by segment is as follows:

     Premium Beverages -- Our gross margins increased to 41.7% during the 1999 first half from 40.7% during the 1998 first half. The increase in gross margins was principally due to (1) the selective price increases noted above, (2) the effect of the higher selling prices resulting from the Millrose acquisition, (3) the effect of lower freight costs and (4) to a lesser extent, the effect of the reduced costs of certain raw materials, principally glass bottles and flavors, in the 1999 half.

     Soft Drink Concentrates -- Our gross margins increased to 76.3% during the 1999 first half from 75.3% during the 1998 first half. This increase was due to (1) lower costs of the raw material aspartame and (2) the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in 1999 was partially offset by a shift in sales to private label concentrate in 1999 which have a somewhat lower margin than branded concentrate.

     Restaurants -- Our gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment and these are with no associated cost of sales.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses increased $2.4 million to $112.7 million in the 1999 first half. This increase was principally due to an increase in promotional spending by the premium beverage segment principally reflecting new product introductions and overall higher volume, partially offset by a decrease in the expenses of the soft drink concentrate segment reflecting lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume.

General and Administrative Expenses

     General and administrative expenses increased $5.1 million to $55.4 million in the 1999 first half. This increase principally reflects generally overall modest cost increases in all of our business segments, the most significant of which are higher incentive compensation expenses and maintenance and repairs. Our results of operations for periods subsequent to the 1999 first half will be unfavorably impacted by increased general and administrative expenses related to a new salary and executive bonus plan we have entered into, subject to stockholder approval, to be effective May 3, 1999. We intend to submit the executive bonus plan for approval by our stockholders at our 1999 annual meeting of stockholders scheduled for September 23, 1999. Although the precise amount of the expense is not presently determinable, based on current projections of our operating results and assuming stockholder approval of the executive bonus plan, we estimate we will recognize compensation expense related to these salaries and executive bonuses of $4.4 million in our 1999 third quarter, including bonuses relating to May and June, and $2.8 million in our 1999 fourth quarter.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.9 million to $17.2 million in 1999 principally reflecting the effects of (1) vending machines of the soft drink concentrate segment, with an aggregate cost of $4.6 million, becoming fully depreciated in November 1998 and (2) the cost of a three-year non-compete agreement, with the seller of the Mistic business to us, becoming fully amortized in August 1998, both partially offset by an increase in amortization of costs in excess of net assets of businesses acquired, which we refer to as goodwill, as a result of the Millrose acquisition.

Capital Structure Reorganization Related Charge

     The capital structure reorganization related charge of $4.9 million in the 1999 first half reflects equitable adjustments that were made to the terms of outstanding options under a stock option plan of Triarc Beverage Holdings Corp., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and, effective May 17, 1999, Cable Car Beverage Corporation to adjust for the effects of net distributions of $91.3 million made by Triarc Beverage Holdings to Triarc. These distributions principally consisted of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Cable Car to Triarc Beverage Holdings. We expect to recognize additional pre-tax charges relating to this adjustment of $1.9 million through fiscal 2001 as the affected stock options continue to vest, of which $0.7 million relates to the remainder of fiscal 1999. There was no similar charge in the 1998 first half.

Interest Expense

     Interest expense increased $8.5 million to $41.3 million in the 1999 first half reflecting higher average levels of debt during the 1999 first half due to increases from a first quarter 1999 debt refinancing. Such refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2000 and (2) $475.0 million borrowed under a new senior bank credit facility and the repayment of (1) $284.3 million under a former credit facility and (2) $275.0 million of 9 3/4% senior secured notes due 2000.

Investment Income, Net

     Investment income, net decreased $2.7 million to $12.3 million in the 1999 first half principally reflecting $5.9 million of lower recognized gains in the 1999 first half from (1) the sales of short-term investments, (2) unrealized gains on marketable securities classified as trading and (3) securities sold but not yet purchased. Such decrease was partially offset by (1) a $2.4 million increase in the 1999 first half in interest income on cash equivalents and short-term investments resulting from the investment of excess proceeds from the first quarter 1999 debt refinancing and related transactions and (2) a $0.7 million increase in equity in earnings of investment limited partnerships accounted for under the equity method.

Gain on Sale of Businesses

     Gain on sale of businesses decreased $3.9 million to $0.2 million in the 1999 first half due to a $3.9 million non-recurring gain in the 1998 first half from the May 1998 sale of our former 20% interest in Select Beverages, Inc.

Other Income, Net

     Other income, net increased $1.3 million to $2.2 million in the 1999 half. This increase was due to a $1.6 million net improvement in the Company's equity in the income or loss of affiliates to income in the 1999 first half, entirely reflecting the effects of (1) the $1.1 million non-recurring equity in the loss of Select Beverages, Inc. for the 1998 first half and (2) our $1.0 million equity in a gain recognized by one of our limited partnership investees; a gain which may not recur in future periods. We owned 20% of Select Beverages until May 1998 when we sold our 20% interest.

Provision for Income Taxes

     The provision for income taxes represented effective rates of 57% in the 1999 first half and 47% in the 1998 half. The effective rate is higher in the 1999 first half principally due to the greater impact of the amortization of non-deductible costs in excess of net assets of acquired companies in 1999. Such effect is greater in the 1999 first half due to lower projected 1999 full-year pre-tax income, entirely due to higher projected net non-operating expenses, compared with the then projected 1998 full-year pre-tax income as of the end of the 1998 first half.

Discontinued Operations

     Income (loss) from discontinued operations was a loss of $0.5 million in the 1999 first half compared with income of $1.7 million in the 1998 first half. This change of $2.2 million reflects a $2.6 million non-recurring gain in the 1998 first half representing an after tax adjustment to amounts provided in prior years as a result of collection of a note receivable not previously recognized for the estimated loss on disposal of certain discontinued operations of our subsidiary, SEPSCO, LLC, partially offset by a $0.4 million decrease in the loss from discontinued operations related to National Propane Partners, a partnership in which Triarc sold its remaining 42.7% interests in July 1999, reflecting, on an after-tax basis, a $0.4 million increase in the recognition of previously deferred gains from the 1996 sale of 57.3% of National Propane Partners.

Extraordinary Charges

     The first half 1999 extraordinary charges aggregating $12.1 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, both net of income tax benefit of $7.0 million.

THREE MONTHS ENDED JULY 4, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 28, 1998

Revenues

     Our revenues increased $17.9 million to $250.8 million in the three months ended July 4, 1999 compared with the three months ended June 28, 1998. A discussion of the changes in revenues by segment is as follows:

     Premium Beverages -- Our premium beverage revenues increased $18.6 million (10.5%) in the three months ended July 4, 1999 compared with the three months ended June 28, 1998. The increase reflects both higher volume and higher average selling prices in the 1999 second quarter. The increase in volume principally reflects (1) 1999 sales of Snapple Elements(TM) which was introduced in April 1999, (2) increased cases sold to retailers through Millrose principally reflecting an increased focus on our products as a result of our ownership of the distributor since February 25, 1999 and (3) net higher sales of diet teas and other diet beverages and juice drinks. The higher average selling prices reflect (1) the effect of the higher selling prices in connection with the Millrose acquisition whereby we now sell directly to retailers rather than to Millrose as a distributor and (2) selective price increases.

     Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $1.6 million (4.5%) in the three months ended July 4, 1999 compared with the three months ended June 28, 1998. This decrease is attributable to lower Royal Crown sales of (1) concentrate of $0.9 million, or 2.6%, and
     (2) finished goods of $0.7 million, or 100%, which the soft drink concentrate segment no longer sells. The decrease in Royal Crown sales of concentrate reflects a $2.8 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers and lower international volume as a result of the economic crisis experienced in 1999 in the former Soviet Union and the Baltics, partially offset by a $1.9 million volume increase in private label sales reflecting the general business recovery being experienced by our private label customer as well as an increase in its inventory levels.

     Restaurants -- Our restaurant revenues increased $0.9 million (4.5%) in the three months ended July 4, 1999 compared with the three months ended June 28, 1998 entirely due to an increase in royalty revenue resulting from an average net increase of 63, or 2.0%, franchised restaurants and a 2.1% increase in same-store sales of franchised restaurants.

Gross Profit

     We calculate gross profit as total revenues less (1) cost of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $11.1 million to $129.3 million in the three months ended July 4, 1999 compared with the three months ended June 28, 1998 due to the effect of higher sales volumes discussed above and an increase in our aggregate gross margins, which we compute as gross profit divided by total revenues, to 51.5% from 50.8%. A discussion of the changes in gross margins by segment is as follows:

     Premium Beverages -- Our gross margins increased to 42.2% during the 1999 second quarter from 40.4% during the 1998 quarter. The increase in gross margins was principally due to (1) the selective price increases noted above, (2) the effect of the higher selling prices resulting from the Millrose acquisition, and (3) the effects of lower freight costs in the 1999 quarter.

     Soft Drink Concentrates -- Our gross margins increased to 76.8% during the 1999 second quarter from 75.6% during the 1998 quarter. This increase was due to (1) lower costs of the raw material aspartame and (2) the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in 1999 was partially offset by a shift in sales to private label concentrate in 1999 which have a somewhat lower margin than branded concentrate.

     Restaurants -- Our gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses increased $4.5 million to $66.0 million in the 1999 second quarter. This increase was principally due to an increase in the expenses of the premium beverage segment as a result of increased promotional spending primarily reflecting new product introductions and overall higher volume partially offset by a decrease in the expenses of the soft drink concentrate segment reflecting lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume.

General and Administrative Expenses

     General and administrative expenses increased $2.7 million to $28.2 million in the 1999 second quarter. This increase principally reflects generally overall modest cost increases in all of our business segments, the most significant of which is higher incentive compensation expenses and maintenance and repairs. As discussed above in the comparison of the six-month periods, our future general and administrative expenses will be unfavorably impacted by a new salary and executive bonus plan.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.1 million to $8.8 million in the 1999 second quarter principally reflecting the effects of (1) vending machines of the soft drink concentrate segment becoming fully depreciated in November 1998 and (2) the cost of a three-year non-compete agreement, with the seller of the Mistic business to us, becoming fully amortized in August 1998, both partially offset by increased amortization of goodwill as a result of the Millrose acquisition.

Capital Structure Reorganization Related Charge

     The capital structure reorganization related charge of $1.2 million in the 1999 second quarter reflects the effect of equitable adjustments that were made to the terms of outstanding options under a stock option plan of Triarc Beverage Holdings, as discussed above in the comparison of the six-month periods, as the affected stock options continue to vest. We will continue to incur additional charges through 2001 as discussed above. There was no similar charge in the 1998 second quarter.

Interest Expense

     Interest expense increased $5.2 million to $22.2 million in the 1999 second quarter reflecting higher average levels of debt during the 1999 second quarter due to increases from the first quarter 1999 debt refinancing as discussed above in the comparison of the six-month periods.

Investment Income, Net

     Investment income, net decreased $0.4 million to $7.0 million in the 1999 second quarter principally reflecting $0.9 million of lower recognized gains in the 1999 second quarter from (1) the sales of short-term investments, (2)
unrealized gains on marketable securities classified as trading and (3) securities sold but not yet purchased. Such decrease was partially offset by a $0.6 million increase in the 1999 second quarter in interest income on cash equivalents and short-term investments resulting from the investment of excess proceeds from the first quarter 1999 debt refinancing and related transactions.

Gain on Sale of Businesses

     Gain on sale of businesses decreased $3.9 million to $0.1 million in the 1999 quarter due to a $3.9 million non-recurring gain in the 1998 second quarter from the May 1998 sale of Select Beverages.

Other Income, Net

     Other income, net increased $1.2 million to $1.7 million in the 1999 second quarter. This increase was principally due to (1) the effect of our $1.0 million equity in a gain recognized by one of our limited partnership investees, a gain which may not recur in future periods, and (2) a non-recurring $0.3 million loss in the 1998 second quarter representing our equity in the loss of Select Beverages prior to its May 1998 sale.

Provision for Income Taxes

     The provision for income taxes represented effective rates of 57% in the 1999 quarter and 46% in the 1998 quarter. The effective rate is higher in the 1999 second quarter principally due to the greater impact of the amortization of non-deductible costs in excess of net assets of acquired companies in 1999. Such effect is greater in the 1999 second quarter due to lower projected 1999 full-year pre-tax income, entirely due to higher projected net non-operating expenses, compared with the then projected 1998 full-year pre-tax income as of the end of the 1998 second quarter.

Discontinued Operations

     Loss from discontinued operations decreased $0.4 million to a loss of $1.0 million in the 1999 second quarter reflecting a $0.4 million increase, on an after-tax basis, in the recognition of previously deferred gains from the 1996 sale of 57.3% of National Propane Partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

     Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $3.6 million during the six months ended July 4, 1999 principally reflecting cash used by changes in operating assets and liabilities of $37.5 million and a net loss of $9.1 million. These uses were partially offset by (1) net non-cash charges of $39.3 million, principally depreciation and amortization of $23.0 million and the write-off of unamortized deferred financing costs and interest rate cap agreement costs of $11.4 million relating to the refinancing transactions described below, and (2) other of $3.7 million.

     The cash used by changes in operating assets and liabilities of $37.5 million reflects increases in receivables of $49.8 million, inventories of $22.3 million and prepaid expenses and other current assets of $3.8 million. These effects were partially offset by a $38.4 million increase in accounts payable and accrued expenses. The increase in receivables principally results from seasonally higher sales in June 1999 compared with December 1998. The increase in inventories was due to seasonal buildups in anticipation of the peak selling season in our beverage businesses. The increase in accounts payable and accrued expenses was principally due to the increased inventory purchases and seasonally higher accrual for bottler and distributor promotional allowances.

     Despite the $3.6 million of cash used in operating activities in the first half of 1999, we expect positive cash flows from operations during the remainder of 1999 due to (1) the expectation of profitable operations for the remainder of the year due to the seasonality of the beverage business with the summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 1999 first half for operating assets and liabilities which should not recur during the remainder of 1999 and should substantially reverse.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $302.0 million at July 4, 1999, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.1:1. Our capitalization at July 4, 1999 aggregated $831.8 million consisting of $893.6 million of long-term debt, including current portion, partially offset by a stockholders' deficit of $61.8 million. Our working capital and total capitalization increased $124.3 million and $142.3 million, respectively, from January 3, 1999 principally due to the refinancing transactions partially offset by the repurchase of treasury stock both as described in detail below.

The Propane Partnership Sale

     On July 19, 1999, we sold our 42.7% interests in National Propane Partners, L.P. and a subpartnership, National Propane, L.P., except for a 1% limited partnership interest which we retained in National Propane, L.P., to Columbia Propane, L.P. for cash of $2.9 million and the forgiveness of $15.8 million of the $30.7 million outstanding principal balance under a 13 1/2% note payable to National Propane, L.P. The $2.9 million of cash consists of $2.1 million of consideration for our sold interests in the propane business and $1.0 million representing the reimbursement of interest expense incurred and paid by the Company on the 13 1/2% note payable to National Propane, L.P., both partially offset by $0.2 million of amounts equivalent to interest on advances made by the purchaser in a tender offer for the 57.3% interest in the propane business we did not own. In connection with the closing of the sale of the propane business on July 19, 1999, we repaid the remaining $14.9 million of the 13 1/2% note payable to National Propane, L.P. We expect the sale of the propane business will result in a gain, the amount of which has not yet been determined.

     Under the sale, we maintained financial interests in the propane business through retention of a 1% limited partnership interest in National Propane, L.P., which continues to exist as a subsidiary partnership of Columbia Propane, L.P., and the indemnification of approximately $138.0 million of obligations of National Propane, L.P. discussed below.

Refinancing Transactions

     On January 15, 1999 we formed Triarc Consumer Products Group, LLC and on February 23, 1999 Triarc Consumer Products Group acquired all of the stock previously owned directly or indirectly by Triarc of Triarc Beverage Holdings, Cable Car and RC/Arby's Corporation, the parent of Royal Crown Company, Inc. and Arby's, Inc. On February 25, 1999 Triarc Consumer Products Group issued $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 and concurrently entered into a new $535.0 million senior bank credit facility. An aggregate $20 million principal amount of the 10 1/4% notes were initially purchased by our affiliates. We have been advised by these affiliates that, as of April 23, 1999, they no longer hold any of the 10 1/4% notes.

     The new credit facility consists of a $475.0 million term facility, all of which was borrowed as three classes of term loans on February 25, 1999, and a $60.0 million revolving credit facility which provides for revolving credit loans by Snapple, Mistic, Cable Car, RC/Arby's or Royal Crown. They may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. There were no borrowings of revolving loans as of February 25, 1999 or July 4, 1999. At July 4, 1999 there was $59.9 million of borrowing availability under the revolving credit facility.

     We utilized a portion of the proceeds of the borrowings under the 10 1/4% notes and the new credit facility to (1) repay on February 25, 1999 the $284.3 million outstanding principal amount of term loans under a former beverage credit facility and $1.5 million of related accrued interest, (2) redeem on March 30, 1999 the $275.0 million of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 and pay $4.4 million of related accrued interest and $7.7 million of redemption premium, (3) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc., two New Jersey distributors of our premium beverages, for $17.4 million, including expenses of $0.1 million, and
(4) provide for estimated fees and expenses of $29.6 million relating to the issuance of the 10 1/4% notes and the consummation of the new credit facility. The remaining net proceeds of this refinancing are being used for general corporate purposes, including working capital, investments, future acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including repurchases of our common stock as described below under "Treasury Stock Purchases".

     The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior to 2009. On August 3, 1999 we filed amendment No.1 to a registration statement covering resales by holders of the 10 1/4% notes with the Securities and Exchange Commission. If the registration statement is not declared effective by the Securities and Exchange Commission on or before August 24, 1999, the annual interest rate on the 10 1/4% notes will increase by 1/2% to 10 3/4% until the registration statement is declared effective. We currently believe that the registration statement will not be declared effective by that date.

     Scheduled maturities of the new term loans under the credit facility are $3.3 million during the remainder of 1999, representing two quarterly installments, increasing annually afterwards through 2006 with a final payment in 2007. Any revolving loans will be due in full in 2005. The borrowers are also required, with some exceptions, to make mandatory annual prepayments in an amount, if any, initially equal to 75% of excess cash flow as defined in the new credit agreement. If we make voluntary prepayments of two classes of the term loans which have $124.7 million and $304.2 million outstanding as of July 4, 1999, we will incur prepayment penalties of 2.0% and 3.0% of the amounts prepaid through February 25, 2000, respectively, and from February 26, 2000 through February 25, 2001 we will incur prepayment penalties of 1.0% and 1.5% of the amounts prepaid, respectively.

Other Debt Agreements

     We have $360.0 million principal amount, at maturity, of zero coupon convertible subordinated debentures outstanding which mature in 2018 and do not require any amortization of principal prior to 2018.

     We have a note payable to a beverage co-packer in an outstanding principal amount of $5.1 million as of July 4, 1999, of which $1.7 million is due during the remainder of 1999.

     Our long-term debt principal repayments during the remainder of 1999 of $20.5 million consist of $5.6 million of scheduled maturities, including $3.3 million under the new term loans and $1.7 million under the note payable to a beverage co-packer discussed above, and the $14.9 million prepayment of the 13 1/2% note payable to National Propane, L.P. made on July 19, 1999 in connection with the sale of National Propane Partners described above.

Debt Agreement Guarantees and Restrictions

     Under our debt agreements substantially all of the assets, other than cash and cash equivalents, of Snapple, Mistic, Cable Car, RC/Arby's, Royal Crown and Arby's and their subsidiaries, are pledged as security. Our obligations relating to the 10 1/4% notes are guaranteed by Snapple, Mistic, Cable Car and RC/Arby's and all of their domestic subsidiaries. These guarantees are full and unconditional, are on a joint and several basis and are unsecured. Our obligations relating to the new credit facility are guaranteed by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown. As collateral for the guarantees under the new credit facility, all of the stock of Snapple, Mistic, Cable Car, RC/Arby's and Royal Crown and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged.

     In connection with the Propane Partnership Sale discussed above, National Propane Corporation, the former managing general partner of National Propane Partners and a subsidiary of ours, retained a 1% special limited partner interest in National Propane, L.P. and agreed that while it remains a special limited partner, National Propane Corporation would indemnify the purchaser of substantially all of our 42.7% interest in the propane business for any payments the purchaser makes, only after recourse to the assets of National Propane,
L.P., related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of July 19, 1999, if National Propane, L.P. is unable to repay or refinance such debt. Under the purchase agreement, both the purchaser and National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. The purchase price for the equity of National Propane Partners and National Propane L.P., including the 57.3% not owned by National Propane Corporation, aggregated $99.1 million. The Company believes that it is unlikely that it will be called upon to make any payments under this indemnity. In addition, Arby's remains responsible for operating and capitalized lease payments assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $93.6 million as of July 4, 1999 assuming the purchaser of the previously owned Arby's restaurants has made all scheduled repayments through such date. Further, Triarc parent company, referred to below as Triarc, has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $50.0 million as of July 4, 1999 assuming the purchaser of the Arby's restaurants has made all scheduled repayments through such date.

     Our debt agreements contain various covenants which (1) require meeting financial amount and ratio tests, (2) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (3) restrict the payment of dividends to Triarc. Under the most restrictive of these covenants, the borrowers would not be able to pay any dividends to Triarc other than (1) the one-time distributions, including dividends, paid to Triarc in connection with the 1999 refinancing transactions and (2) defined amounts in the event of completing a securitization of some of the assets of Arby's. The one-time permitted distributions, which were paid to Triarc from the net proceeds of the refinancing transactions as well as from the borrowers' existing cash and cash equivalents, consisted of $91.4 million paid on February 25, 1999 and $124.1 million paid on March 30, 1999 following the redemption of the RC/Arby's 9 3/4% senior notes.

Capital Expenditures

     Capital expenditures amounted to $6.3 million during the six months ended July 4, 1999. We expect that capital expenditures will approximate $7.5 million during the remainder of 1999 for which there were $0.2 million of outstanding commitments as of July 4, 1999. Our planned capital expenditures are principally for production equipment and computer hardware in our beverage segments.

Acquisitions

     In February 1999 we acquired Millrose and Mid-State for $17.4 million as discussed above. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

     Our Federal income tax returns have been examined by the Internal Revenue Service for the tax years from 1989 through 1992. We have resolved all issues with the Internal Revenue Service regarding such audit. In connection therewith, we paid $5.3 million during 1997 and $8.5 million during 1998 and have agreed to make net payments of approximately $1.2 million during the third quarter of 1999, each including interest. The Internal Revenue Service is examining our Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993. In connection with this more recent examination, we have not received any notices of proposed adjustments and do not expect to make any related payments during the remainder of 1999.

Withdrawal of Going-Private Proposal

     On October 12, 1998, we announced that our Board of Directors had formed a Special Committee to evaluate a proposal we had received from our Chairman and Chief Executive Officer and President and Chief Operating Officer for the acquisition by an entity to be formed by them of all of the outstanding shares of our common stock, other than approximately 6,000,000 shares owned by an affiliate of theirs, for $18.00 per share payable in cash and securities. On March 10, 1999, we announced that we had been advised by our Chairman and Chief Executive Officer and President and Chief Operating Officer that they had withdrawn the proposal.

Treasury Stock Purchases

     On April 27, 1999, we repurchased 3,805,015 shares of our Class A common stock for $18.25 per share in connection with a tender offer for a total cost of $69.4 million, plus fees and expenses of $0.6 million.

     On April 29, 1999, we announced that our management has been authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization will terminate in May 2000. Through July 4, 1999, we have repurchased 285,000 shares under this program at a cost of $6.0 million. We cannot assure you that we will make any or all of the remaining $24.0 million of repurchases authorized under this program.

     On August 19, 1999, we entered into a contract to repurchase the 5,997,622 shares of our Class B common stock held by affiliates of Victor Posner for $127.0 million. On August 19, 1999, we completed the purchase of 1,999,207 Class B shares for $40.9 million at a price of $20.44 per share, which was the current trading price of our Class A common stock at the time this transaction was negotiated. Pursuant to the contract, the second and third purchases of $42.3 million and $43.8 million, respectively, for 1,999,207 shares each at negotiated prices of $21.18 and $21.93 per share, are expected to occur on or before August 19, 2000 and 2001, respectively.

Cash Requirements

     As of July 4, 1999, our consolidated cash requirements for the remainder of 1999, exclusive of operating cash flow requirements, consist principally of (1) the repurchase of one-third of the outstanding shares of our Class B common stock for $40.9 million made on August 19, 1999, (2) additional treasury repurchases of our Class A common stock, if any, of up to $24.0 million under the repurchase program announced April 29, 1999, (3) debt principal repayments aggregating $20.5 million including scheduled maturities and a prepayment on the 13 1/2% note payable to National Propane, L.P. made on July 19, 1999, (4) capital expenditures of approximately $7.5 million, (5) a net Federal income tax payment, including interest, of approximately $1.2 million in connection with finalizing the income tax audit for the tax years 1989 through 1992 and (6) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) existing cash and cash equivalents and short-term investments, aggregating $328.8 million, net of $22.3 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in the accompanying condensed consolidated balance sheet as of July 4, 1999, (2) cash flows from operations and/or (3) the $59.9 million of availability as of July 4, 1999 under Triarc Consumer Products' $60.0 million revolving credit facility.

TRIARC

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) cash and cash equivalents and short-term investments, aggregating $277.4 million, net of $22.3 million of obligations for short-term investments sold but not yet purchased, as of July 4, 1999, (2) investment income on its cash equivalents and short-term investments and (3) cash flows from its subsidiaries including (a) loans, distributions and dividends (see limitations below), (b) reimbursement by certain subsidiaries to Triarc in connection with the providing of certain management services and (c) payments under tax-sharing agreements with certain subsidiaries.

     As of July 4, 1999 Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc under the terms of their indentures and credit arrangements, except that Triarc Consumer Products is permitted to pay specified amounts in the event of a securitization of some of the assets of Arby's.

     Triarc had indebtedness to consolidated subsidiaries of $30.0 million as of July 4, 1999 under a demand note payable to National Propane Corporation bearing interest at 13 1/2% payable in cash. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during the remainder of 1999, assuming no demand is made thereunder, and none is anticipated. Triarc also has other indebtedness principally under the zero coupon convertible debentures described above which requires no amortization of principal during the remainder of 1999. As previously discussed, Triarc prepaid $14.9 million of the 13 1/2% note payable to National Propane, L.P. and the remaining balance was forgiven in connection with the sale of National Propane Partners on July 19, 1999.

     Triarc's principal cash requirements for the remainder of 1999 are (1) the repurchase of one-third of the outstanding shares of our Class B common stock for $40.9 million made on August 19, 1999, (2) additional treasury repurchases of our Class A common stock, if any, of up to $24.0 million under the repurchase program announced April 29, 1999, (3) payments of general corporate expenses,
(4) a $14.9 million prepayment of the 13 1/2% note payable to National Propane, L.P. made on July 19, 1999, (5) a net Federal income tax payment, including interest, of approximately $1.2 million in connection with finalizing the income tax audit for the tax years 1989 through 1992 and (6) the cost of business acquisitions, if any. Triarc expects to be able to meet all of these cash requirements through (1) existing cash and cash equivalents and short-term investments, (2) investment income and (3) receipts from its subsidiaries under management services and tax sharing agreements.

LEGAL AND ENVIRONMENTAL MATTERS

     We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of approximately $1.7 million as of July 4, 1999. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

     Through the first half of 1999, we had completed steps one through six and expect to complete step seven and the final implementation before January 1, 2000. Step seven requires that we develop testing and review methodology on a risk prioritization basis and implement such protocols to test year 2000 compliance of both internal software and hardware systems. Step eight requires that we implement needed corrections to existing and/or new hardware and software applications to cause systems to become and remain year 2000 compliant.

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

     As a result of this study and subsequent remediation, we have no reason to believe that any of our mission critical systems are not year 2000 compliant. Accordingly, we do not currently anticipate that internal systems failures will result in any material adverse effect to our operations. However, should the final testing and implementation steps reveal any year 2000 compliance problems which cannot be corrected before January 1, 2000, the most reasonably likely worst-case scenario is that we might experience a delay in production and/or fulfilling and processing orders resulting in either lost sales or delayed cash receipts, although we do not believe that this delay would be material. In this case, our contingency plan would be to revert to a manual system in order to perform the required functions. Due to the limited number of orders received by Royal Crown on a daily basis, this contingency plan would not cause any significant disruption of business. As of July 4, 1999, we had incurred $1.2 million of costs in order to become year 2000 compliant, including computer software and hardware costs, and the current estimated cost to complete this remediation during the remainder of 1999 is $0.8 million. These costs incurred through January 3, 1999 were expensed as incurred, except for the direct purchase costs of software and hardware, which were capitalized. The software-related costs incurred on or after January 4, 1999 are being capitalized in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which we adopted in the first quarter of 1999.

     An assessment of the readiness of year 2000 compliance of third party entities with which we have relationships, such as our suppliers, banking institutions, customers, payroll processors and others is ongoing. We have inquired, or are in the process of inquiring, of the significant aforementioned third parties about their readiness relating to year 2000 compliance and to date have received indications that many of them are in the process of remediation and/or will be year 2000 compliant. We are, however, subject to risks relating to these third parties' potential year 2000 non-compliance. We believe that these risks are primarily associated with our banks and major suppliers, including our beverage co-packers and bottlers and the food suppliers and distributors to our restaurant franchisees. At present, we cannot determine the impact on our results of operations in the event of year 2000 non-compliance by these third parties. In the most reasonably likely worst-case scenario, the year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers, in any or all of our business segments. The most reasonably likely worst-case scenario from failure of systems of our suppliers is an inability to order and receive delivery of needed raw materials, packaging and/or other production supplies which would result in an inability to meet orders causing lost sales. The most likely worst-case scenario from failure of systems of our banks would be an inability to transact normal banking business such as deposits of collections, clearing cash disbursements and borrowing needed revolving loan funds or investing excess funds.

     We determined that the possible failure of these third party systems represents the most significant risk to our ability to operate our businesses in the normal course as we could not manufacture our products without the ability to order and receive materials when and where we need them and as we could not manage our monetary responsibilities without the ability to interact with the banking system.

     We will continue to monitor these third parties to determine the impact on our businesses and the actions we must take, if any, in the event of non-compliance by any of these third parties. We are in the process of collecting additional information from those third parties which disclosed that remediation is required and have begun detailed evaluations of those third parties, as well as those that could not satisfactorily respond, in order to develop our contingency plans. These contingency plans might include the build-up of our beverage inventories just before the year 2000 in order to mitigate the effects of temporary supply disruptions. We believe there are multiple vendors of the goods and services we receive from our suppliers and thus the risk of non-compliance with year 2000 by any of our suppliers is mitigated by this factor. Also, no single customer accounts for more than 4% of our consolidated revenues, thus mitigating the adverse risk to our business if some customers are not year 2000 compliant.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement of Financial Accounting Standards 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. Statement of Financial Accounting Standards 133 is effective for our fiscal year beginning January 1, 2001, as amended by Statement of Financial Accounting Standards No. 137 which defers the effective date. We believe our more significant derivatives are the conversion component of our short-term investments in convertible bonds, securities sold and not yet purchased, put and call options on stocks and bonds, and an interest rate cap agreement on certain of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement of Financial Accounting Standards 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement of Financial Accounting Standards 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement of Financial Accounting Standards 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes, changes in the market value of our investments and foreign currency fluctuations.

     Policies and procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, changes in the market value of our investments and fluctuations in the value of foreign currencies using financial instruments we deem applicable.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As of July 4, 1999 we had one interest rate cap agreement relating to interest on our variable-rate debt under our current $535.0 million senior bank credit facility which provides for a cap which was approximately 3% higher than the current interest rate. In addition to our variable and fixed-rate debt, our investment portfolio includes debt securities that are subject to medium-term and long-term interest rate risk reflecting the portfolio's maturities between one and nineteen years. The fair market value of such investments will decline in value if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is also to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold but not yet purchased and investment limited partnerships. We have established policies and procedures governing the type and relative magnitude of investments which we can make. The Company has a management investment committee whose duty is to oversee the Company's continuing compliance with the restrictions embodied in its policies.

 Foreign Currency Risk

     Our objective in managing exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investment in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relates to sales in Canada, Latin America,
Europe, Asia and the Caribbean. However, foreign export sales and foreign operations for our most recent full fiscal year ended January 3, 1999 represented only 5.7% of our revenues and an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at January 3, 1999 would not have a material effect on our financial condition or results of operations.

Overall Market Risk

     With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. We periodically interview asset managers to ascertain the investment objectives of such managers and invest amounts with selected managers in order to avail ourselves of higher but more risk-inherent returns from the selected investment strategies of these managers. We seek to identify alternative investment strategies also seeking higher returns with attendant increased risk profiles for a small portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review of past returns and prospects for future returns.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of July 4, 1999, such investments consist of the following (in thousands):



       Cash equivalents included in "Cash and cash equivalents" on the accompanying
           condensed consolidated balance sheet...........................................................$    216,705
       Short-term investments.............................................................................     132,989
       Non-current investments included in "Deferred costs and other assets" on the
           accompanying condensed consolidated balance sheet..............................................      10,912
                                                                                                          ------------
                                                                                                          $    360,606
                                                                                                          ============


     Such  investments  are  classified  in  the  following   general  types  or
categories:



                                                                        INVESTMENT AT
                                                           INVESTMENT   FAIR VALUE OR     CARRYING
                TYPE                                         AT COST       EQUITY           VALUE    PERCENTAGE
                ----                                         ------        ------           -----    ----------
                                                                              (IN THOUSANDS)

Cash equivalents ..........................................$   216,705   $   216,705    $   216,705       60.1%
Company-owned securities accounted for as:
        Trading securities.................................     25,936        30,023         30,023        8.3%
        Available-for-sale securities......................     57,946        59,033         59,033       16.4%
Investments in investment limited partnerships accounted
  for at:
        Cost...............................................     20,070        19,707         20,070        5.6%
        Equity.............................................     17,557        27,680         27,680        7.7%
Other non-current investments accounted for at:
       Cost................................................      2,650         2,650          2,650        0.7%
       Equity..............................................      4,226         4,445          4,445        1.2%
                                                           -----------   -----------    -----------      ------
Total cash equivalents and long investment positions ......$   345,090   $   360,243    $   360,606      100.0%
                                                           ===========   ===========    ===========      ======

Securities sold with an obligation for the Company
     to purchase accounted for as trading securities.......$   (18,507)  $   (22,307)   $   (22,307)        N/A
                                                           ===========   ===========    ===========         ===



     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses reported as a component of stockholders' equity (net of income taxes) or included as a component of net income, respectively. Investment limited partnerships and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. We review such investments carried at cost and in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. Investment limited partnership and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees and, with respect to investment limited partnerships, our share of unrealized gains or losses on "available-for-sale" investments.

SENSITIVITY ANALYSIS

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at July 4, 1999 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated effects on the market value of our financial instruments as of July 4, 1999 based upon assumed immediate adverse effects as noted below.

TRADING PORTFOLIO:

                                                      CARRYING       EQUITY
                                                        VALUE      PRICE RISK
                                                        -----      ----------
                                                          (IN THOUSANDS)

       Equity securities .........................$      27,016  $    (2,702)
       Debt securities............................        3,007         (301)
       Securities sold but not yet purchased......      (22,307)       2,231

     The debt securities included in the trading portfolio are predominately investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate, and as such, there is no material interest rate risk since a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at July 4, 1999, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

OTHER THAN TRADING PORTFOLIO:



                                                           CARRYING       INTEREST         EQUITY        FOREIGN
                                                             VALUE        RATE RISK      PRICE RISK   CURRENCY RISK
                                                             -----        ---------      ----------   -------------
                                                                               (IN THOUSANDS)

       Cash equivalents ...................................$   216,705   $      --   (a)  $     --   $       --
       Available-for-sale equity securities ...............     25,697          --           (2,570)         --
       Available-for-sale debt securities..................     33,336       (3,334)            --           --
       Other investments...................................     54,845         (854)         (3,765)      (1,271)
       Long-term debt......................................    924,342       (4,734)            --           --



       (a) Due to the short-term nature of the cash equivalents, a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations.

     The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at July 4, 1999 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at July 4, 1999, both with all other variables held constant. The increase of one percentage point with respect to our available-for-sale debt securities represents an assumed average 10% decline as the weighted average interest rate of such debt securities at July 4, 1999 approximated 10%. The change of one percentage point with respect to our long-term debt represents an assumed average 11% decline as the weighted average interest rate of our variable-rate debt at July 4, 1999 approximated 9% and relates to only our variable-rate debt since a change in interest rates on fixed-rate debt would not affect our results of operations. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our results of operations and not our financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the U.S. dollar from their levels at July 4, 1999, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and domestic versus foreign securities was assumed to be unchanged since January 3, 1999 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for investments, other than investment limited partnerships.

Part II.       Other Information

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively, "Triarc" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward- looking statements contained in the Reform Act. Many important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in other current and periodic filings by Triarc with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is Triarc's policy generally not to make any specific projections as to future earnings, and Triarc does not endorse any projections regarding future performance that may be made by third parties.

ITEM 1.  LEGAL PROCEEDINGS

        As disclosed in Triarc's Annual Report on Form 10-K for the year ended January 3, 1999 (the "Form 10-K"), the Company is a party to two consolidated actions in the United States District Court for the Southern District of New York involving three former court appointed directors of the Company's Board. In November 1995, the Company commenced the first of the consolidated actions, in New York State court. The case was subsequently removed to federal court. On June 27, 1996, the former court appointed directors commenced the second of the consolidated actions in the United States District Court for the Northern District of Ohio, asserting claims against Nelson Peltz and others. Thereafter, the case was transferred to federal court in New York. In an amended complaint, the former court appointed directors alleged, among other things, that the defendants conspired to mislead a federal court in connection with the change of control of Triarc in April 1993 and in connection with the payment of the former court appointed directors' fees. The former court appointed directors also alleged that Mr. Peltz and Steven Posner conspired to frustrate collection of amounts owed by Steven Posner to the United States. By order dated February 10, 1999, the court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him in the consolidated actions. The court subsequently denied a motion by the former directors for reconsideration. No trial date has been set for the remaining claims.

        As reported in the Form 10-K, on February 19, 1996, Arby's Restaurants S.A. de C.V., the master franchisee of Arby's, Inc. ("Arby's") in Mexico, commenced an action in the civil court of Mexico against Arby's. The plaintiff alleged that a non-binding letter of intent dated November 9, 1994 between the plaintiff and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from the plaintiff for $2.85 million and that Arby's had breached a master development agreement between the plaintiff and Arby's. Arby's commenced an arbitration proceeding pursuant to the terms of the franchise and development agreements. In September 1997, the arbitrator ruled that the November 9, 1994 letter of intent was not a binding contract and the master development agreement was properly terminated. The plaintiff challenged the arbitrator's decision and in March 1998, the civil court of Mexico ruled that the November 9, 1994 letter of intent was a binding contract and ordered Arby's to pay the plaintiff $2.85 million, plus interest and value added tax. In May 1997, the plaintiff commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that Arby's had engaged in fraudulent negotiations with the plaintiff in 1994-1995, in order to force the plaintiff to sell the master franchise rights for Mexico to Arby's cheaply and Arby's had tortiously interfered with an alleged business opportunity that the plaintiff had with a third party. Arby's has moved to dismiss that action. The parties have agreed to settle all the litigation including the Mexican court case and on December 4, 1998 entered into an escrow agreement pursuant to which Arby's deposited $1.65 million in escrow. Under the terms of the escrow agreement, as amended, the funds will be released to the plaintiff if by September 30, 1999 a definitive settlement agreement has been executed by the parties and, if necessary, approved by a Mexican court presiding over the plaintiff's suspension of payments proceeding. If the definitive settlement agreement has not been executed by September 30, 1999, the escrowed funds will be returned to Arby's. During the pendency of the escrow arrangement, the parties will stay all proceedings in the United States and, to the extent possible, not pursue the proceedings in Mexico.

        As reported in the Form 10-K, in October 1997, Mistic Brands, Inc. ("Mistic") commenced an action against Universal Beverages Inc. ("Universal"), a former Mistic co-packer, Leesburg Bottling & Production, Inc. ("Leesburg"), an affiliate of Universal, and Jonathan O. Moore ("Moore"), an individual affiliated with Universal and Leesburg, in the Circuit Court for Duval County, Florida. The action, which was subsequently amended to add additional defendants, seeks, among other things, damages relating to the unauthorized sale by the defendants of raw materials, finished product and equipment that was owned by Mistic but in the possession of the defendants. In their answer, counterclaim and third party complaint, certain defendants have alleged various causes of action against Mistic, Snapple Beverage Corp. ("Snapple") and Triarc Beverage Holdings Corp. ("TBHC"), and seek damages of $6 million relating to a purported breach by Snapple and Mistic of an alleged oral agreement to have Universal and/or Leesburg contract manufacture Snapple and Mistic products. They claim that they were induced to enter into the alleged oral agreement by the false and negligent misrepresentations of Snapple and Mistic. These defendants also seek to recover various amounts totaling approximately $500,000 allegedly owed to Universal for co- packing and other services rendered. Mistic, Snapple and TBHC vigorously deny and intend to defend against the allegations contained in defendants' counterclaim. Discovery is proceeding in this action. In July 1999, Mistic received $45,000 in settlement of its claims against some defendants who did not assert any counterclaims against Mistic. The trial is currently scheduled to commence in September 1999.

ITEM 5.  OTHER INFORMATION

Agreement to Repurchase Class B Common Stock

        On August 19, 1999, the Company announced that its Board of Directors had unanimously approved a stock purchase agreement between the Company and two entities controlled by Victor Posner, Victor Posner Trust No. 6 and Security Management Corp. (collectively, the "Posner Entities"), pursuant to which the Company will acquire from the Posner Entities all of the 5,997,622 issued and outstanding shares of the Company's non-voting Class B Common Stock in three separate transactions. Pursuant to the agreement, on August 19, 1999, the Company acquired one-third of the shares (1,999,208 shares) at a price of $20.44 per share (which was the trading price of the Company's Class A Common Stock at the time the transaction was negotiated), for an aggregate cost of $40,863,812. The Company will acquire one-half of the remaining shares (1,999,207 shares) on or before the first anniversary of the date of the initial closing (subject to extension in certain limited circumstances) at a price of $21.18 per share (an aggregate cost of $42,343,204) and the remaining shares (1,999,207 shares) on or before the second anniversary of the date of the initial closing (subject to extension in certain limited circumstances) at a price of $21.93 per share (an aggregate cost of $43,842,610). The Posner Entities have placed the shares to be acquired at the subsequent closings in escrow pending their repurchase.

Stock Repurchase Program

         On April 29, 1999, Triarc announced that its management has been authorized, when and if market conditions warrant and to the extent legally permissible, to purchase over the twelve month period commencing on May 7, 1999, up to $30 million worth of Triarc's Class A Common Stock. To date, Triarc repurchased 285,000 shares, at an average cost of $20.94 per share (including commissions), pursuant to this stock repurchase program (for an aggregate cost of approximately $6.0 million). There can be no assurance that Triarc will repurchase any additional shares pursuant to this stock repurchase program.

Sale of National Propane Partners

        As previously announced, on April 5, 1999, National Propane Partners, L.P. (the "Partnership") and Columbia Energy Group and certain of its affiliates signed a definitive purchase agreement (the "Purchase Agreement") pursuant to which Columbia Propane, L.P. ("Columbia Propane"), a subsidiary of Columbia Energy Group, commenced a tender offer to acquire (the "Partnership Sale") all of the outstanding common units of the Partnership for $12.00, in cash per common unit. The tender offer was the first step of a two-step transaction.

        On May 6, 1999, Columbia Propane completed its tender offer to acquire all of the approximately 6.7 million outstanding common units of the Partnership for $12.00 in cash per common unit. Columbia Propane has advised Triarc that pursuant to the tender offer, through its direct and indirect subsidiaries, it purchased approximately 5.9 million common units (or approximately 88.4% of the common units then outstanding) for $12.00 in cash per unit.

        In the second step of the transaction, on July 19, 1999 through a merger with Columbia Propane, all of the common units of the Partnership (other than those owned by Columbia Propane, L.P. or any of its affiliates) received $12.00 in cash, without interest. Simultaneously with the merger, Columbia Propane acquired general partner interests and subordinated units of the Partnership from National Propane Corporation and a subsidiary of National Propane Corporation. The consideration paid to Triarc consisted of (i) cash in the amount of $2,866,000 (which included approximately $2.1 million of consideration for the Company's interests plus approximately $1.0 million (representing reimbursement of interest paid on the note referred to below) less $268,000
(representing interest on amounts advanced by Columbia Propane in the tender offer)) and (ii) the forgiveness of approximately $15.8 million of a $30.7 million note owed by Triarc to National Propane, L.P. (the "Operating Partnership"). Triarc concurrently repaid the remainder of such note (approximately $14.9 million).

        Pursuant to the Purchase Agreement, National Propane Corporation, a subsidiary of Triarc, retained a 1% limited partnership interest in the Operating Partnership, which continues to exist as a subsidiary partnership of Columbia Propane, and provided an indemnity relating to certain of the Operating Partnership's debt.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 - Letter Agreement dated as of July 28, 1999 between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit
               10.37 to Triarc Consumer Products Group, LLC's and Triarc Beverage Holdings Corp.'s Amendment No. 1 to Registration Statement on Form S-4 dated August 3, 1999 (SEC registration no. 333- 78625).

        10.2 - Amendment No. 1 to Triarc Beverage Holdings Corp. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.36 to Triarc Consumer Products Group, LLC's and Triarc Beverage Holding Corp.'s Amendment No. 1 to Registration Statement on Form S-4 dated August 3, 1999 (SEC registration no. 333-78625).

        10.3 - Amended and Restated Stock Purchase Agreement dated August 19, 1999 by and among Triarc, Victor Posner Trust No. 6 and Security Management Corp., incorporated herein by reference to Exhibit
               10.1 to Triarc's Current Report on Form 8-K dated August 19, 1999 (SEC file no. 1-2207).

        27.1 - Financial Data Schedule for the six-month period ended July 4, 1999 (and for the fiscal six-month period ended June 28, 1998 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K

        The Registrant filed a report on Form 8-K on April 30, 1999 which included information under Item 7 of such form.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRIARC COMPANIES, INC.
                                  (Registrant)




Date: August 23, 1999          By: /s/ John L. Barnes, Jr.
                               ---------------------------
                               John L. Barnes, Jr.
                               Executive Vice President and
                               Chief Financial Officer
                               (On behalf of the Company)



                               By: /s/ Fred H. Schaefer
                               ------------------------
                               Fred H. Schaefer
                               Vice President and
                               Chief Accounting Officer
                               (Principal accounting officer)

                                        Exhibit Index

 Exhibit
   No.                 Description                                      Page No.

  10.1 - Letter Agreement dated as of July 28, 1999 between Triarc and John L. Barnes, Jr., incorporated herein by reference to Exhibit 10.37 to Triarc Consumer Products Group, LLC's and Triarc Beverage Holdings Corp.'s Amendment No. 1 to Registration Statement on Form S-4 dated August 3, 1999 (SEC registration no. 333-78625).

  10.2 - Amendment No. 1 to Triarc Beverage Holdings Corp. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.36 to Triarc Consumer Products Group, LLC's and Triarc Beverage Holding Corp.'s Amendment No. 1 to Registration Statement on Form S-4 dated August 3, 1999 (SEC registration no. 333-78625).

  10.3 - Amended and Restated Stock Purchase Agreement dated August 19, 1999 by and among Triarc, Victor Posner Trust No. 6 and Security Management Corp., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 19, 1999 (SEC file no. 1-2207).

  27.1 - Financial Data Schedule for the six-month period ended July 4, 1999 (and for the fiscal six-month period ended June 28, 1998 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.