Form 10-Q
period 1999-10-03
TRIARC COMPANIES INC
filed 1999-11-22
CIK 30697

--------------------------------------------------------------------------------




                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207


                             TRIARC COMPANIES, INC.
                             -----------------------
              (Exact name of registrant as specified in its charter)


                 Delaware                          38-0471180
                 --------                          ----------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


    280 Park Avenue, New York, New York                      10017
    -----------------------------------                    ---------
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

                                                             Yes (X)     No (  )

             There were 19,661,858 shares of the registrant's Class A Common Stock and 3,998,414 shares of the registrant's Class B Common Stock outstanding as of October 29, 1999.
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                            January 3,         October 3,
                                                                                             1999 (A)             1999
                                                                                             --------             ----
                                                                                                   (In thousands)
                                    ASSETS                                                           (Unaudited)

Current assets:
    Cash and cash equivalents............................................................$     161,248         $    160,612
    Short-term investments...............................................................       99,729              130,880
    Receivables..........................................................................       67,724              106,921
    Inventories..........................................................................       46,761               67,326
    Deferred income tax benefit .........................................................       28,368               27,043
    Prepaid expenses and other current assets ...........................................        5,667                3,229
                                                                                         -------------         ------------
      Total current assets...............................................................      409,497              496,011
Properties...............................................................................       31,203               36,812
Unamortized costs in excess of net assets of acquired companies..........................      268,215              273,065
Trademarks...............................................................................      261,906              253,768
Deferred costs and other assets..........................................................       48,781               64,317
                                                                                         -------------         ------------
                                                                                         $   1,019,602         $  1,123,973
                                                                                         =============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt....................................................$       9,978         $     45,870
    Accounts payable.....................................................................       58,290               68,710
    Accrued expenses.....................................................................      129,610              128,119
    Net current liabilities of discontinued operations...................................       34,603                3,204
                                                                                         -------------         ------------
      Total current liabilities..........................................................      232,481              245,903
Long-term debt...........................................................................      668,281              846,739
Deferred income taxes....................................................................       87,195               97,226
Deferred income and other liabilities....................................................       20,373               25,254
Forward purchase obligation for common stock.............................................          --                86,186
Stockholders' equity (deficit):
    Common stock.........................................................................        3,555                3,555
    Additional paid-in capital...........................................................      204,539              204,276
    Accumulated deficit..................................................................     (100,804)             (95,683)
    Treasury stock.......................................................................      (94,963)            (204,666)
    Common stock to be acquired..........................................................          --               (86,186)
    Accumulated other comprehensive income (deficit).....................................         (600)               1,498
    Unearned compensation................................................................         (455)                (129)
                                                                                         -------------         ------------
      Total stockholders' equity (deficit)...............................................       11,272             (177,335)
                                                                                         -------------         ------------
                                                                                         $   1,019,602         $  1,123,973
                                                                                         =============         ============



(A) Derived from the audited consolidated  financial statements as of January 3,
1999


    See accompanying  notes  to  condensed consolidated financial statements.



                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three months ended            Nine months ended
                                                               --------------------------    -------------------------
                                                               September 27,   October 3,    September 27,  October 3,
                                                                  1998            1999          1998           1999
                                                                  ----            ----          ----           ----
                                                                      (In thousands except per share amounts)
                                                                                   (Unaudited)

Revenues:
    Net sales...................................................$  227,052   $  229,363     $   594,439    $  619,630
    Royalties, franchise fees and other revenues................    19,979       21,348          57,536        60,098
                                                                ----------   ----------     -----------    ----------
                                                                   247,031      250,711         651,975       679,728
                                                                ----------   ----------     -----------    ----------
Costs and expenses:
    Cost of sales, excluding depreciation and amortization
      related to sales of $427,000, $568,000, $1,233,000
      and $1,519,000............................................   122,751      125,518         316,364       329,740
    Advertising, selling and distribution.......................    56,536       52,055         166,811       164,772
    General and administrative..................................    30,243       33,402          80,499        88,758
    Depreciation and amortization, excluding amortization
      of deferred financing costs...............................     8,734        8,603          26,804        25,800
    Capital structure reorganization related....................       --           338             --          5,205
                                                                ----------   ----------     -----------    ----------
                                                                   218,264      219,916         590,478       614,275
                                                                ----------   ----------     -----------    ----------
      Operating profit .........................................    28,767       30,795          61,497        65,453
Interest expense................................................   (17,014)     (22,702)        (49,873)      (64,030)
Investment income (loss), net...................................    (4,019)       4,031          11,013        16,338
Gain on sale of businesses, net.................................       883          210           4,934           382
Other income, net...............................................       650          376           1,577         2,605
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations before income
         taxes..................................................     9,267       12,710          29,148        20,748
Provision for income taxes......................................    (5,486)      (9,526)        (14,853)      (14,108)
                                                                -----------  ----------     ------------   ----------
      Income from continuing operations.........................     3,781        3,184          14,295         6,640
Income (loss) from discontinued operations......................    (1,529)      11,062             221        10,578
                                                                -----------  ----------     -----------    ----------
      Income before extraordinary charges.......................     2,252       14,246          14,516        17,218
Extraordinary charges...........................................       --           --              --        (12,097)
                                                                ----------   ----------     -----------    ----------
      Net income................................................$    2,252   $   14,246     $    14,516    $    5,121
                                                                ==========   ==========     ===========    ==========

Basic income per share:
      Income from continuing operations.........................$      .12   $      .13     $       .46    $      .25
      Income (loss) from discontinued operations................      (.05)         .45             .01           .39
      Extraordinary charges.....................................       --           --              --           (.45)
                                                                ----------   ----------     -----------    ----------
      Net income................................................$      .07   $      .58     $       .47    $      .19
                                                                ==========   ==========     ===========    ==========
Diluted income per share:
      Income from continuing operations.........................$      .12   $      .12     $       .44    $      .24
      Income (loss) from discontinued operations................      (.05)         .43             .01           .38
      Extraordinary charges.....................................       --           --              --           (.44)
                                                                ----------   ----------     -----------    ----------
      Net income................................................$      .07   $      .55     $       .45    $      .18
                                                                ==========   ==========     ===========    ==========



   See  accompanying  notes  to  condensed   consolidated financial statements.




                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine months ended
                                                                                            ------------------------------
                                                                                             September 27,      October 3,
                                                                                                 1998             1999
                                                                                                 ----             ----
                                                                                                     (In thousands)
                                                                                                       (Unaudited)

Cash flows from operating activities:
    Net income..............................................................................$   14,516        $     5,121
    Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ..............................................    18,501             18,032
         Depreciation and amortization of properties........................................     8,303              7,768
         Amortization of original issue discount and deferred financing costs ..............     7,616              8,607
         Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs .................................................................       --              11,446
         Deferred income tax provision......................................................    12,786             10,552
         Capital structure reorganization related charge....................................       --               5,205
         Provision for doubtful accounts....................................................     2,399              2,112
         Proceeds from trading securities...................................................       --              66,499
         Cost of trading securities.........................................................       --             (53,501)
         Net recognized gains from transactions in investments and short positions..........    (2,282)            (4,624)
         Income from discontinued operations................................................      (221)           (10,578)
         Payments for acquisition related costs.............................................    (5,943)              (204)
         Gain on sale of businesses, net....................................................    (4,934)              (382)
         Payment resulting from Federal income tax return examination.......................    (8,460)               --
         Other, net.........................................................................     2,675              2,314
         Changes in operating assets and liabilities:
           Increase in receivables..........................................................   (21,268)           (39,087)
           Increase in inventories..........................................................   (13,946)           (19,017)
           Decrease in prepaid expenses and other current assets............................     2,049              2,292
           Increase in accounts payable and accrued expenses  ..............................     6,871             10,417
                                                                                            ----------        -----------
                Net cash provided by operating activities...................................    18,662             22,972
                                                                                            ----------        -----------
Cash flows from investing activities:
    Cost of available-for-sale securities and limited partnerships .........................  (136,942)           (90,046)
    Proceeds from available-for-sale securities and limited partnerships....................    86,764             60,710
    Proceeds of securities sold short.......................................................    38,066             42,291
    Payments to cover short positions in securities.........................................   (14,434)           (59,935)
    Acquisition of Millrose Distributors, Inc...............................................       --             (17,491)
    Proceeds from sale of investment in Select Beverages, Inc...............................    28,342               --
    Capital expenditures including in 1998 ownership interests in aircraft..................   (13,405)           (12,926)
    Other...................................................................................    (1,769)               452
                                                                                            ----------        -----------
                Net cash used in investing activities.......................................   (13,378)           (76,945)
                                                                                            ----------        -----------
Cash flows from financing activities:
    Proceeds from long-term debt............................................................   100,163            775,000
    Repayments of long-term debt............................................................   (17,426)          (565,941)
    Repurchase of common stock for treasury.................................................   (53,226)          (117,101)
    Deferred financing costs................................................................    (3,906)           (29,600)
    Proceeds from stock option exercises ...................................................     3,312              6,252
                                                                                            ----------        -----------
                Net cash provided by financing activities...................................    28,917             68,610
                                                                                            ----------        -----------
Net cash provided by continuing operations..................................................    34,201             14,637
Net cash provided by (used in) discontinued operations......................................       360            (15,273)
                                                                                            ----------        -----------
Net increase (decrease) in cash and cash equivalents........................................    34,561               (636)
Cash and cash equivalents at beginning of period............................................   129,480            161,248
                                                                                            ----------        -----------
Cash and cash equivalents at end of period..................................................$  164,041        $   160,612
                                                                                            ==========        ===========


      See accompanying notes to condensed consolidated financial statements.

                         TRIARC COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Condensed Consolidated Financial Statements
                                      October 3, 1999
                                        (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 3, 1999 and October 3, 1999, its results of operations for the three-month and nine-month periods ended September 27, 1998 and October 3, 1999 and its cash flows for the nine-month periods ended September 27, 1998 and October 3, 1999 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information."

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 1998 commenced on December 29, 1997 and ended on September 27, 1998, with its third quarter commencing on June 29, 1998 and the Company's first nine months of 1999 commenced on January 4, 1999 and ended on October 3, 1999, with its third quarter commencing on July 5, 1999. For the purposes of these condensed consolidated financial statements, the periods (1) from December 29, 1997 to September 27, 1998 and June 29, 1998 to September 27, 1998 are referred to below as the nine-month and three-month periods ended September 27, 1998, respectively, and (2) from January 4, 1999 to October 3, 1999 and July 5, 1999 to October 3, 1999 are referred to below as the nine-month and three-month periods ended October 3, 1999, respectively.

     As described in detail in Note 8, on July 19, 1999 the Company sold substantially all of its remaining 42.7% interest in its former propane business and, accordingly, the accompanying condensed consolidated financial statements as of and for the three and nine-month periods ended October 3, 1999 reflect the propane business as discontinued operations and the condensed consolidated financial statements for the three and nine-month periods ended September 27, 1998 have been reclassified to reflect the propane business as discontinued operations.

(2)  Inventories

     The following is a summary of the components of inventories (in thousands):

                                               January 3,          October 3,
                                                 1999                1999
                                                 ----                ----

     Raw materials.............................$   20,268         $   26,785
     Work in process...........................        98                283
     Finished goods............................    26,395             40,258
                                               ----------         ----------
                                               $   46,761         $   67,326
                                               ==========         ==========


(3)  Long-Term Debt

     On January 15, 1999 Triarc Consumer Products Group, LLC ("TCPG"), a wholly-owned subsidiary of Triarc, was formed. On February 23, 1999 TCPG acquired all of the stock previously owned directly or indirectly by Triarc of Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings"), Stewart's Beverages, Inc. ("Stewart's"), formerly Cable Car Beverage Corporation and RC/Arby's Corporation ("RC/Arby's"). On February 25, 1999 TCPG and Triarc Beverage Holdings issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the "Notes"), including an aggregate $20,000,000 issued to the Chairman and Chief Executive Officer and President and Chief Operating Officer (the "Executives") of the Company. The Company has been informed that, as of April 23, 1999, the Executives no longer hold any of the Notes. Concurrently, Snapple Beverage Corp. ("Snapple"), a subsidiary of Triarc Beverage Holdings, Mistic Brands, Inc. ("Mistic"), a subsidiary of Triarc Beverage Holdings, Stewart's, RC/Arby's and Royal Crown Company, Inc. ("Royal Crown"), a subsidiary of RC/Arby's, entered into an agreement (the "Credit
Agreement") for a new $535,000,000 senior bank credit facility (the "Credit Facility") consisting of a $475,000,000 term facility, all of which was borrowed as three classes of term loans (the "Term Loans") on February 25, 1999, and a $60,000,000 revolving credit facility (the "Revolving Credit Facility") which provides for revolving credit loans (the "Revolving Loans") by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. There have been no borrowings under the Revolving Loans through October 3, 1999. The Company utilized a portion of the aggregate net proceeds of these borrowings to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under a former $380,000,000 credit agreement, as amended (the "Former Beverage Credit
Agreement") entered into by Snapple, Mistic, Triarc Beverage Holdings and Stewart's and $1,503,000 of related accrued interest, (2) redeem (the "Redemption") on March 30, 1999 the $275,000,000 of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 (the "9 3/4% Senior Notes") and pay $4,395,000 of related accrued interest and $7,662,000 of redemption premium,
(3) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc. (collectively, "Millrose"), two New Jersey distributors of the Company's premium beverages, for $17,491,000, including expenses of $241,000, and (4) pay estimated fees and expenses of $29,600,000 relating to the issuance of the Notes and the consummation of the Credit Facility (the "Refinancing Transactions"). The remaining net proceeds of the Refinancing Transactions are being used for general corporate purposes, including working capital, investments, future acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including the Company's common stock (see Note 5). See Note 9 for disclosure of the extraordinary charges related to the aforementioned debt repayments and recorded during the first quarter of the year ending January 2, 2000.

     The Notes mature in 2009 and do not require any amortization of principal prior to 2009. However, under the indenture (the "Indenture") pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should the Company consummate a permitted initial public equity offering of its consumer products subsidiaries, the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering. On November 12, 1999, TCPG filed with the SEC amendment No. 3 to a registration statement (the "Registration Statement") covering resales by holders of the Notes. The Registration Statement was not declared effective by the SEC by August 24, 1999 and, in accordance with the Indenture, the annual interest rate on the Notes increased by 1/2% to 10 3/4% and will remain at 10 3/4% until the Registration Statement is declared effective.

     Borrowings under the Credit Facility bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ("LIBOR") (ranging from 5.40% to 6.08% at October 3, 1999) or an alternate base rate (the "ABR"). The ABR (8 1/4% at October 3, 1999) represents the higher of the prime rate or 1/2% over the Federal funds rate. The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. Revolving Loans and one class of the Term Loans with $43,875,000 outstanding as of October 3, 1999 bear interest at 3% over LIBOR or 2% over ABR until such time as such margins may be subject to downward adjustment by up to 3/4% based on the borrowers' leverage ratio, as defined. It is not expected that such interest rate margins will be adjusted during the remainder of 1999. The other two classes of Term Loans with $124,375,000 and $303,475,000 outstanding as of October 3, 1999 (the "Term B Loans" and "Term C Loans," respectively) bear interest at 3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At October 3, 1999 there was $59,951,000 of borrowing availability under the Revolving Credit Facility in accordance with limitations due to such borrowing base. Before consideration of the effect of an excess cash flow prepayment discussed below, the Term Loans are due $1,637,000 during the remainder of 1999, $8,238,000 in 2000, $10,488,000 in
2001, $12,738,000 in 2002, $14,987,000 in 2003, $15,550,000 in 2004, $94,299,000
in 2005,  $242,875,000  in 2006 and  $70,913,000 in 2007 and any Revolving Loans
would be due in full in March 2005. The borrowers must also make mandatory annual prepayments in an amount, if any, initially equal to 75% of excess cash flow, as defined in the Credit Agreement. The borrowers currently expect that a prepayment will be required to be made in the second quarter of 2000 in respect of the year ending January 2, 2000, the amount of which is currently estimated at $34,000,000. Accordingly, the estimated $34,000,000 the borrowers will be required to prepay is included in "Current portion of long-term debt" in the accompanying condensed balance sheet as of October 3, 1999. After consideration of the effect of this estimated prepayment, the Term Loans would be due $1,637,000 during the remainder of 1999, $41,765,000 in 2000 including the estimated excess cash flow prepayment, $9,737,000 in 2001, $11,826,000 in 2002, $13,915,000 in 2003, $14,437,000 in 2004, $87,389,000 in 2005, $225,401,000 in
2006 and $65,618,000 in 2007. Pursuant to the Credit Agreement the Company can make voluntary prepayments of the Term Loans. However, if the Company makes voluntary prepayments of the Term B and Term C Loans through February 25, 2000, it will incur prepayment penalties of 2.0% and 3.0% of the amounts prepaid, respectively, and from February 26, 2000 through February 25, 2001 it will incur prepayment penalties of 1.0% and 1.5% of the amounts prepaid, respectively.

     Under the Credit Agreement substantially all of the assets, other than cash and cash equivalents, of Snapple, Mistic, Stewart's, RC/Arby's, Royal Crown and Arby's, Inc. ("Arby's"), a subsidiary of RC/Arby's, and their subsidiaries, are pledged as security. The Company's obligations with respect to the Notes are guaranteed by Snapple, Mistic, Stewart's and RC/Arby's and all of their domestic subsidiaries, all of which effective February 25, 1999 are directly or indirectly wholly-owned by TCPG or Triarc Beverage Holdings. Such guarantees are full and unconditional, are on a joint and several basis and are unsecured. The Company's obligations with respect to the Credit Facility are guaranteed (the "Guaranty") by TCPG, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, RC/Arby's and Royal Crown. As collateral for the Guaranty, all of the stock of Snapple, Mistic, Stewart's, RC/Arby's and Royal Crown and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged.

     The Indenture, the Credit Agreement and the Guaranty contain various covenants which (1) require meeting certain financial amount and ratio tests,
(2) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of certain debt prior to maturity, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (3) restrict the payment of dividends to Triarc. Under the most restrictive of such covenants, the borrowers would not be able to pay any dividends to Triarc other than permitted one-time distributions, including dividends, paid to Triarc in connection with the Refinancing Transactions. Such one-time permitted distributions consisted of $91,420,000 paid on February 25, 1999 and $124,108,000 paid on March 30, 1999 following the Redemption.

     The following pro forma data of the Company for the nine months ended October 3, 1999 have been prepared by adjusting the historical data reflected in the accompanying condensed consolidated statement of operations for such period to reflect the effects of the Refinancing Transactions, including the acquisition of Millrose, (without any incremental interest income or any other benefit of the excess proceeds of the Refinancing Transactions) as if such transactions had been consummated on January 4, 1999. Such pro forma data is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had such transactions actually been consummated on January 4, 1999 or of the Company's future results of operations and are as follows (in thousands except per share amounts):

                                                              As         Pro
                                                           Reported     Forma
                                                           --------     -----

     Revenues..............................................$ 679,728  $ 681,402
     Operating profit......................................   65,453     65,362
     Interest expense......................................  (64,030)   (66,924)
     Income from continuing operations.....................    6,640      3,972
     Diluted income from continuing operations per share...      .24        .14

(4) Acquisition

     The acquisition of Millrose described in Note 3 has been accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the preliminary allocation of the aggregate purchase price (in thousands):

     Current assets....................................................$  3,770
     Properties........................................................   1,000
     Unamortized costs in excess of net assets of acquired companies...  13,579
     Current liabilities...............................................    (858)
                                                                       --------
                                                                       $ 17,491
                                                                       ========

(5)  Treasury Stock Repurchases

     On April 27, 1999 the Company repurchased 3,805,015 shares of its Class A common stock (the "Class A Repurchase") for $18.25 per share in connection with a tender offer for an aggregate cost of $69,442,000, plus fees and expenses of $606,000.

     On August 19, 1999 Triarc entered into a contract to repurchase in three separate transactions the 5,997,622 shares of Triarc's Class B common stock held by affiliates of Victor Posner, the former Chairman and Chief Executive Officer of the Company, for $127,050,000. On August 19, 1999 Triarc completed the purchase of 1,999,208 shares of Class B common stock (the "Initial Class B Repurchase") for $40,864,000 at a price of $20.44 per share, which was the fair market value of the Class A common stock at the time the contract was negotiated.  Pursuant  to the  contract,  the  second  and  third  purchases  of
$42,343,000  and  $43,843,000,   respectively,  for  1,999,207  shares  each  at
negotiated fixed prices of $21.18 and $21.93 per share, are expected to occur on or before August 19, 2000 and 2001, respectively. The aggregate $86,186,000 obligation for the second and third purchases has been recorded by the Company as "Forward purchase obligation for common stock" with an equal offsetting reduction to stockholders' deficit classified as "Common stock to be acquired."

     Assuming the Class A Repurchase and the Initial Class B Repurchase had occurred on January 4, 1999, the Company's diluted per-share income from continuing operations, income from discontinued operations, extraordinary charges and net income for the nine-month period ended October 3, 1999 would have been $.27, $.44, $(.50) and $.21, respectively.

(6)  Capital Structure Reorganization Related Charge

     The capital structure reorganization related charge of $5,205,000 recognized during the nine months ended October 3, 1999, including $338,000 recognized during the three months ended October 3, 1999, resulted from equitable adjustments to the terms of outstanding options under the stock option plan of Triarc Beverage Holdings, to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999.

(7)  Income Taxes

     The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS") for the tax years from 1989 through 1992 (the "1989 through 1992 Examinations"). Prior to 1999 the Company resolved and settled certain issues with the IRS regarding such audit and in July 1999 the Company resolved all remaining issues. In connection therewith, the Company paid $5,298,000 during 1997, of which $2,818,000 was the amount of tax due and $2,480,000 was interest thereon, and paid an additional $8,460,000 during the nine months ended September 27, 1998 of which $4,510,000 was the amount of tax due and $3,950,000 was interest thereon. Such amounts were charged to reserves principally provided in prior years. Further, the Company has agreed to make net payments of approximately $1,200,000 in connection with the 1989 through 1992 Examinations in the fourth quarter of 1999, of which $250,000 is the amount of tax due and $950,000 is interest thereon. The IRS is examining the Company's Federal income tax returns for the year ended April 30, 1993 and transition period ended December 31, 1993 (the "1993 Examinations"). In connection therewith, the Company has received to date net favorable notices of proposed adjustments in the amount of $7,453,000, which if finalized as proposed, would increase the Company's net operating loss carryforwards. The Company expects to receive additional proposed adjustments with respect to this audit during the fourth quarter of 1999, the nature and amount of which are not presently known. Management of the Company believes that adequate aggregate provisions have been made principally in years prior to 1998 for the $1,200,000 of tax liabilities, including interest, in connection with the 1989 through 1992 Examinations and any tax liabilities, including interest, that may result from the resolution of the 1993 Examinations.

(8)  Propane Partnership Sale

     On July 19, 1999 the Company sold (the "Propane Partnership Sale") substantially all of its remaining 42.7% interests in National Propane Partners, L.P. (the "Propane Partnership") and a subpartnership National Propane, L.P. (the "Operating Partnership") to Columbia Propane, L.P. ("Columbia"). Prior to the Propane Partnership Sale, the Company owned a 42.7% combined interest in the Propane Partnership and the Operating Partnership; the remaining 57.3% interest the Company did not own was represented by publicly traded common units (the "Common Units") of the Propane Partnership. The consideration paid to Triarc consisted of (1) the forgiveness of $15,816,000 of a note payable to the
Operating Partnership by Triarc (the "Partnership Note") with a remaining principal balance of $30,700,000 immediately prior to the Propane Partnership Sale and (2) cash of $2,866,000, consisting of $2,101,000 of consideration for the Company's sold interests in the Propane Partnership and the Operating Partnership and $1,033,000 representing the reimbursement of interest expense incurred and paid by the Company on the Partnership Note, both partially offset by $268,000 of amounts equivalent to interest on advances made by the purchaser in a tender offer for the Common Units. The Propane Partnership Sale resulted in a gain of $11,023,000, net of $3,130,000 of related fees and expenses and a $6,310,000 income tax provision. In connection with the closing of the Propane Partnership Sale, Triarc repaid the remaining principal balance of the
Partnership Note of $14,884,000 and the Propane Partnership merged into Columbia.

     As a result of the Propane Partnership Sale, the Company sold substantially all of its remaining 42.7% interest in the propane business, retaining a 1% limited partner interest. The equity in the losses (the "Equity in Losses") of the Propane Partnership, the recognition of deferred gain (the "Deferred Gain") from the 1996 sale of a 57.3% interest in the Propane Partnership through the date of sale and the $11,023,000 gain on the Propane Partnership Sale for the three and nine-month periods ended October 3, 1999 are reported as discontinued operations and the Equity in Losses and Deferred Gain for the three and nine months ended September 27, 1998 have been reclassified in the accompanying condensed consolidated financial statements to reflect the propane business as discontinued operations.

     Income (loss) from discontinued operations consisted of the following (in thousands):



                                                          Three months ended               Nine months ended
                                                       --------------------------      ---------------------------
                                                       September 27,   October 3,      September 27,    October 3,
                                                           1998           1999             1998            1999
                                                           ----           ----             ----            ----
     Loss from discontinued operations, net
         of income taxes of $1,243, $136,
         $1,976 and $943...............................$   (2,011)     $      (203)    $   (3,373)      $   (1,616)
     Gain on disposal of discontinued operations,
         net of income taxes of $271, $6,446,
         $1,959 and $6,969 (a).........................       482           11,265          3,594 (b)       12,194
                                                       ----------      -----------     ----------       ----------
                                                       $   (1,529)     $    11,062     $      221       $   10,578
                                                       ==========      ===========     ==========       ==========
     ----------------------------



     (a) Includes recognition of deferred gain, net of income taxes, of $482,000, $242,000, $994,000 and $1,171,000 for the three months ended
         September 27, 1998 and October 3, 1999 and the nine months ended September 27, 1998 and October 3, 1999, respectively.

     (b) Includes $2,600,000 recorded in the first quarter of 1998 representing an after-tax adjustment to amounts provided in prior years as a result of the collection of a note receivable not previously recognized for the estimated loss on disposal of certain discontinued operations of SEPSCO, LLC, a subsidiary of the Company.

     In connection with the Propane Partnership Sale, National Propane Corporation ("National Propane"), the former managing general partner of the Propane Partnership and a subsidiary of the Company, retained a 1% special limited partner interest in the Operating Partnership and agreed that while it remains a special limited partner, National Propane would indemnify ("the Indemnification") the purchaser for any payments the purchaser makes, only after recourse to the assets of the Operating Partnership, related to the purchaser's obligations under certain of the debt of the Operating Partnership, aggregating approximately $138,000,000 as of October 3, 1999, if the Operating Partnership is unable to repay or refinance such debt. Under the purchase agreement, both the purchaser and National Propane may require the Operating Partnership to repurchase the 1% special limited partner interest. The Company believes that it is unlikely that it will be called upon to make any payments under the Indemnification.

(9)  Extraordinary Charges

     The extraordinary charges in the nine months ended October 3, 1999 resulted from the early extinguishment of borrowings under the Former Beverage Credit Agreement and the 9 3/4% Senior Notes (see Note 3). Such extraordinary charges consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11,300,000 and (b) interest rate cap agreement costs of $146,000 and
(2) the payment of the $7,662,000 redemption premium (see Note 3), less income tax benefit of $7,011,000.

(10)  Comprehensive Income (Loss)

      The  following  is a summary of the  components  of  comprehensive  income
(loss) (in thousands):



                                                             Three months ended              Nine months ended
                                                       ---------------------------     ---------------------------
                                                       September 27,   October 3,      September 27,    October 3,
                                                           1998           1999             1998            1999
                                                           ----           ----             ----            ----

     Net income .......................................$    2,252      $    14,246     $   14,516       $    5,121
     Unrealized losses on "available-for-sale"
         investments...................................    (3,517)          (4,652)        (4,221)          (3,827)
     Equity in the unrealized gains (losses) of
         investment limited partnerships...............        --             (238)           --             5,964
     Net change in currency translation adjustment.....        31               88             19              (39)
                                                       ----------      -----------     ----------       ----------
         Comprehensive income (loss)...................$   (1,234)     $     9,444     $   10,314       $    7,219
                                                       ===========     ===========     ==========       ==========



(11)  Income Per Share

      The weighted average number of common shares outstanding used in the calculations of basic income per share for the three and nine-month periods ended (1) September 27, 1998 were 30,362,000 and 30,681,000, respectively, and
(2) October 3, 1999 were 24,588,000 and 26,780,000, respectively. The shares used in the calculations of diluted income per share for the three and nine-month periods ended (1) September 27, 1998 were 31,131,000 and 32,148,000, respectively, and (2) October 3, 1999 were 25,662,000 and 27,439,000, respectively. The shares used for diluted earnings per share reflect (1) the effect of dilutive stock options of 769,000, 1,467,000, 1,068,000 and 657,000 for the three and nine-month periods ended September 27, 1998 and the three and nine-month periods ended October 3, 1999, respectively and (2) the dilutive effect of the forward purchase obligation for common stock discussed in Note 5 of 6,000 and 2,000 for the three and nine-month periods ended October 3, 1999, respectively. The shares used in the calculations of diluted earnings per share for all periods presented exclude the effect of the other potentially dilutive security, the Company's zero coupon debentures due 2018, since the effect thereof would have been antidilutive.

(12)  Transactions with Related Parties

      The Company leases an airplane and a helicopter owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Executives, for annual rent of $3,360,000 as of January 1, 1999, under a dry lease which, subject to renewal, expires in 2002. In connection with such lease and the amortization over a five-year period of a $2,500,000 payment made in 1997 by the Company to TASCO for (1) an option (the "Option") to continue the lease for a then additional five years effective September 30, 1997 and (2) the agreement by TASCO to replace the helicopter covered under the lease, the Company had rent expense of $2,863,000 for the nine-month period ended October 3, 1999. Pursuant to this dry lease, the Company pays the operating expenses, including repairs and maintenance, of the aircraft and the costs of certain capitalized improvements to the aircraft directly to third parties. During the nine-month period ended October 3, 1999 the Company incurred $1,793,000 of repairs and maintenance for the aircraft, principally relating to the airplane for required inspections and overhaul of the engines and landing gear in accordance with Federal Aviation Administration standards, and $7,030,000 of capitalized improvements to the airplane.

     Subsequent to October 3, 1999, the Company agreed with TASCO to purchase the airplane for $27,200,000. In connection with such purchase, TASCO has agreed to refund to the Company $1,200,000 of the $1,500,000 unamortized portion of the Option as of October 3, 1999 representing the portion of the Option relating to the airplane. The purchase price was negotiated on behalf of the Company by the Chairman of the Audit Committee of the Board of Directors and was approved by the Audit Committee and the Board of Directors.

(13)  Legal and Environmental Matters

      The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating $1,832,000 as of October 3, 1999. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(14)  Business Segments

      The following is a summary of the Company's segment information (in thousands):



                                                                   Three months ended              Nine months ended
                                                              --------------------------       --------------------------
                                                              September 27,   October 3,       September 27,   October 3,
                                                                 1998           1999               1998           1999
                                                                 ----           ----               ----           ----

      Revenues:
          Premium beverages...................................$   196,357   $   200,170        $   495,817   $   525,702
          Soft drink concentrates.............................     31,013        29,650             99,166        94,934
          Restaurants.........................................     19,661        20,891             56,992        59,092
                                                              -----------   -----------        -----------   -----------
              Consolidated revenues...........................$   247,031   $   250,711        $   651,975   $   679,728
                                                              ===========   ===========        ===========   ===========

      Earnings before interest, taxes, depreciation and
        amortization:
          Premium beverages...................................$    29,364   $    30,429  (a)   $    57,472   $    62,059  (a)
          Soft drink concentrates.............................      3,089         5,248             13,232        15,756
          Restaurants.........................................      8,956        12,708             29,356        34,382
          General corporate...................................     (3,908)       (8,987) (a)       (11,759)      (20,944) (a)
                                                              -----------   -----------        -----------   -----------
              Consolidated earnings before interest, taxes,
                  depreciation and amortization...............     37,501        39,398             88,301        91,253
                                                              -----------   -----------        -----------   -----------

      Less depreciation and amortization:
          Premium beverages...................................      5,336         5,565             16,385        16,612
          Soft drink concentrates.............................      2,280         1,697              6,832         5,406
          Restaurants.........................................        552           549              1,757         1,631
          General corporate...................................        566           792              1,830         2,151
                                                              -----------   -----------        -----------   -----------
              Consolidated depreciation and amortization......      8,734         8,603             26,804        25,800
                                                              -----------   -----------        -----------   -----------

      Operating profit:
          Premium beverages...................................     24,028        24,864  (a)        41,087        45,447  (a)
          Soft drink concentrates.............................        809         3,551              6,400        10,350
          Restaurants.........................................      8,404        12,159             27,599        32,751
          General corporate...................................     (4,474)       (9,779) (a)       (13,589)      (23,095) (a)
                                                              -----------   -----------        -----------   -----------
              Consolidated operating profit...................     28,767        30,795             61,497        65,453
      Interest expense........................................    (17,014)      (22,702)           (49,873)      (64,030)
      Investment income (loss), net...........................     (4,019)        4,031             11,013        16,338
      Gain on sale of businesses..............................        883           210              4,934           382
      Other income, net.......................................        650           376              1,577         2,605
                                                              -----------   -----------        -----------   -----------
              Consolidated income from continuing
                 operations before income taxes...............$     9,267   $    12,710        $    29,148   $    20,748
                                                              ===========   ===========        ===========   ===========
------------



(a) Reflects the capital  structure  reorganization  related charge discussed in
Note 6 as follows (in thousands):

                                            Three months        Nine months
                                                ended              ended
                                           October 3, 1999    October 3, 1999
                                           ---------------    ---------------

Charged to:
      Premium beverages......................$      208         $    3,208
      General corporate......................       130              1,997
                                             ----------         ----------
                                             $      338         $    5,205
                                             ==========         ==========

                        TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 3, 1999 of Triarc Companies, Inc. The recent trends affecting our premium beverage, soft drink concentrate and restaurant segments are described therein. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information."

     Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first nine months of 1998 commenced on December 29, 1997 and ended on September 27, 1998, with our third quarter commencing on June 29, 1998 and our first nine months of 1999 commenced on January 4, 1999 and ended on October 3, 1999, with our third quarter commencing on July 5, 1999. Therefore, when we refer to the "nine-month period ended September 27, 1998" and the "three-month period ended September 27, 1998," or the "1998 third quarter," we mean the periods from December 29, 1997 to September 27, 1998 and June 29, 1998 to September 27, 1998; and when we refer to the "nine-month period ended October 3, 1999," or the "first nine months of 1999," and the "three-month period ended October 3, 1999," or the "1999 third quarter," we mean the periods from January 4, 1999 to October 3, 1999 and July 5, 1999 to October 3, 1999.

Results of Operations

Nine Months Ended October 3, 1999 Compared with Nine Months Ended
September 27, 1998

Revenues

     Our revenues increased $27.8 million to $679.7 million in the nine months ended October 3, 1999 compared with the nine months ended September 27, 1998. A discussion of the changes in revenues by segment is as follows:

     Premium Beverages -- Our premium beverage revenues increased $29.9 million (6.0%) in the nine months ended October 3, 1999 compared with the nine months ended September 27, 1998. The increase reflects higher volume and, to a lesser extent, higher average selling prices in the first nine months of 1999. The increase in volume principally reflects (1) 1999 sales of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) increased cases sold to retailers through Millrose Distributors, Inc. principally reflecting an increased focus on our products as a result of our ownership of this New Jersey distributor, which we refer to as Millrose, since February 25, 1999 (see further discussion of the Millrose acquisition below under "Liquidity and Capital Resources"), (3) higher sales of diet teas and other diet beverages and juice drinks and (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and the December 1998 introduction of Stewart's grape soda. The higher average selling prices principally reflect (1) the effect of the Millrose acquisition since February 25, 1999 whereby we sell product at higher prices directly to retailers compared with sales at lower prices to distributors such as Millrose and (2) selective price increases.

     Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $4.2 million (4.3%) in the nine months ended October 3, 1999 compared with the nine months ended September 27, 1998. This decrease is attributable to lower Royal Crown sales of (1) concentrate of $2.8 million, or 2.9%, and
     (2) finished goods of $1.4 million, or 100%, which the soft drink concentrate segment no longer sells. The decrease in Royal Crown sales of concentrate reflects a $7.2 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers, and lower international volume as a result of the continued depressed economic conditions experienced in Russia which commenced in August of 1998, partially offset by a $4.4 million volume increase in private label sales reflecting a general business recovery being experienced by our private label customer.

     Restaurants -- Our restaurant revenues increased $2.1 million (3.7%) in the nine months ended October 3, 1999 compared with the nine months ended
     September 27, 1998 as higher royalty revenue more than offset lower franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 60, or 1.9%, franchised restaurants and a 2.2% increase in same-store sales of franchised restaurants. The decrease in franchise fee revenue, despite an increase in franchised restaurant openings, was due to (1) a decrease in dual-branded T.J. Cinnamons openings and (2) an increase in remodeling credits applied against franchise fees.

Gross Profit

     We calculate gross profit as total revenues less (1) cost of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $14.1 million to $348.5 million in the nine months ended October 3, 1999 compared with the nine months ended September 27, 1998 principally due to the effect of higher sales volumes as discussed above. Our aggregate gross margins, which we compute as gross profit divided by total revenues, remained constant at 51.3%. A discussion of the changes in gross margins by segment is as follows:

     Premium Beverages -- Our gross margins increased to 41.2% during the first nine months of 1999 from 40.8% during the first nine months of 1998. The increase in gross margins was principally due to (1) the selective price increases noted above, (2) the effect of the higher selling prices resulting from the Millrose acquisition, (3) the effect of lower freight costs and (4) to a lesser extent, the effect of the reduced costs of certain raw materials, principally glass bottles and flavors, in the first nine months of 1999, all partially offset by $3.8 million of higher inventory obsolescence costs, principally recorded in the 1999 third quarter.

     Soft Drink Concentrates -- Our gross margins increased to 76.9% during the first nine months of 1999 from 75.8% during the first nine months of 1998. This increase was due to (1) lower costs of the raw material aspartame and
     (2) the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in 1999 was partially offset by a shift in sales to private label concentrate in 1999 which has a somewhat lower margin than branded concentrate.

     Restaurants -- Our gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment and these are with no associated cost of sales.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses decreased $2.0 million to $164.8 million in the first nine months of 1999. This decrease was principally due to a decrease in the expenses of the soft drink concentrate segment reflecting lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume, partially offset by (1) higher employee compensation and related costs reflecting an increase in the number of sales and marketing employees in the premium beverage segment and (2) an overall increase in promotional spending by the premium beverage segment principally reflecting new product introductions and overall higher volume.

General and Administrative Expenses

         General and administrative expenses increased $8.3 million to $88.8 million in the first nine months of 1999. This increase principally reflects expenses related to new salary arrangements and an executive bonus plan effective May 3, 1999, maintenance and repair expenses and higher salary and benefit costs. The executive bonus plan was approved by our shareholders at our 1999 annual meeting held on September 23, 1999. Accordingly, we recognized charges for executive bonuses during the 1999 third quarter for the five-month period from the May 3, 1999 effective date through October 3, 1999 and, as a result, assuming there were no other changes in the bonus determinants, provisions in future quarters would be less than in the current quarter. Compensation expense related to these salaries and executive bonuses aggregated $5.1 million in the first nine months of 1999. Maintenance and repair expense related to our leased aircraft increased $1.2 million in the first nine months of 1999 entirely due to higher than anticipated costs related to required inspections and overhaul of the engines and landing gear on one of the aircraft in accordance with Federal Aviation Administration standards.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

     Depreciation and amortization, excluding amortization of deferred financing costs, decreased $1.0 million to $25.8 million in 1999 principally reflecting the effects of (1) vending machines of the soft drink concentrate segment, with an aggregate cost of $4.6 million, becoming fully depreciated in November 1998 and (2) the cost of a three-year non-compete agreement, with the seller of the Mistic business to us, becoming fully amortized in August 1998, both partially offset by an increase in amortization of costs in excess of net assets of businesses acquired, which we refer to as goodwill, as a result of the Millrose acquisition.

Capital Structure Reorganization Related Charge

     The capital structure reorganization related charge of $5.2 million in the first nine months of 1999 reflects equitable adjustments that were made to the terms of outstanding options under a stock option plan of Triarc Beverage Holdings Corp., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and, effective May 17, 1999, Stewart's Beverages, Inc. to adjust for the effects of net distributions of $91.3 million made by Triarc Beverage Holdings to Triarc. These distributions principally consisted of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings. The option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the option plan, the exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from Triarc Beverage
Holdings to the option holder following the exercise of the stock options. Compensation expense is being recognized for the cash to be paid upon the exercise of stock options ratably over the vesting period of the stock options. We expect to recognize additional pre-tax charges relating to this adjustment of $1.6 million through fiscal 2001 as the affected stock options continue to vest, of which $0.3 million relates to the fourth quarter of 1999. There was no similar charge in the first nine months of 1998. No compensation expense will be recognized for other changes in the terms of the outstanding options because the modifications to the options did not create a new measurement date under generally accepted accounting principles.

Interest Expense

     Interest expense increased $14.2 million to $64.0 million in the first nine months of 1999 reflecting higher average levels of debt during the first nine months of 1999 due to increases from a first quarter 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 1999 period. Such refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2000 and (2) $475.0 million borrowed under a new senior bank credit facility and the repayment of (1) $284.3 million under a former credit facility and (2) $275.0 million of 9 3/4% senior secured notes due 2000.

Investment Income, Net

     Investment income, net increased $5.3 million to $16.3 million in the first nine months of 1999 reflecting (1) a non-recurring $8.7 million provision recognized in the 1998 third quarter for unrealized losses on short-term investments and other investments deemed to be other than temporary due to global economic conditions and/or volatility in capital and lending markets experienced in such quarter, (2) a $2.5 million increase in the first nine months of 1999 in interest income on cash and cash equivalents and short-term investments resulting from the investment of excess proceeds from the first quarter 1999 debt refinancing and related transactions and (3) a $0.5 million increase in equity in earnings of investment limited partnerships accounted for under the equity method. Such increases were partially offset by $6.3 million of lower recognized gains to $4.6 million in the first nine months of 1999 from (1) the sales of short-term investments, (2) unrealized gains on marketable securities classified as trading, (3) securities sold but not yet purchased and
(4) the sales of our interests in investment limited partnerships. Such recognized gains may not recur in future periods.

Gain on Sale of Businesses, Net

     Gain on sale of businesses, net decreased $4.6 million to $0.4 million in the first nine months of 1999 primarily due to a $4.7 million non-recurring gain in the first nine months of 1998 from the May 1998 sale of our former 20% interest in Select Beverages, Inc. and a $0.9 million reduction to the gain from the Select Beverages sale recognized during the 1999 third quarter resulting from a post-closing adjustment to the sales price, partially offset by our $1.0 million equity in a gain recognized in the 1999 third quarter from the sale of common stock issued by a subsidiary of a limited partnership in which we have an investment, which is not expected to recur in future periods.

Other Income, Net

     Other income, net increased $1.0 million to $2.6 million in the first nine months of 1999. This increase was due to a $2.0 million net improvement in our equity in the income or loss of affiliates to income in the first nine months of 1999, primarily reflecting the effects of (1) the $1.3 million non-recurring equity in the loss of Select Beverages, Inc. for the first nine months of 1998 and (2) our $1.0 million equity in a gain recognized by a limited partnership in which we have an investment, which may not recur in future periods, both partially offset by nonrecurring other income in the 1998 period. We owned 20% of Select Beverages until May 1998 when we sold our 20% interest.

Provision for Income Taxes

     The provision for income taxes represented effective rates of 68% in the first nine months of 1999 and 51% in the first nine months of 1998. The effective rate is higher in the 1999 period principally due to the greater impact of the amortization of non-deductible costs in excess of net assets of acquired companies in 1999. Such effect is greater in the 1999 period due to lower projected 1999 full-year pre-tax income, entirely due to higher projected net non-operating expenses, compared with the then projected 1998 full-year pre-tax income as of the end of the first nine months of 1998.

Discontinued Operations

     Income from discontinued operations, on an after-tax basis, was $10.6 million in the first nine months of 1999 compared with income of $0.2 million in the 1998 period. This increase of $10.4 million reflects (1) a gain on disposal of National Propane Partners, a partnership in which we sold substantially all of our remaining 42.7% interests in July 1999, of $11.0 million recognized in the 1999 third quarter, (2) a decrease in the loss from discontinued operations of the propane business of $1.8 million since the 1999 period results of operations do not include results of operations subsequent to the July 19, 1999 sale date in the summer season during which the propane business normally incurred losses and (3) a $0.2 million increase in the recognition of previously deferred gains from the 1996 sale of 57.3% of our interest in National Propane Partners. Such change was partially offset by a $2.6 million non-recurring gain in the first nine months of 1998 representing an adjustment to amounts provided in prior years, as a result of collection of a note receivable not previously recognized, for the estimated loss on disposal of certain discontinued operations of our subsidiary, SEPSCO, LLC.

Extraordinary Charges

     The extraordinary charges in the first nine months of 1999 aggregating $12.1 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $7.0 million.

Three Months Ended October 3, 1999 Compared with Three Months Ended September 27, 1998

Revenues

     Our revenues increased $3.7 million to $250.7 million in the three months ended October 3, 1999 compared with the three months ended September 27, 1998. A discussion of the changes in revenues by segment is as follows:

     Premium Beverages -- Our premium beverage revenues increased $3.8 million (1.9%) in the three months ended October 3, 1999 compared with the three months ended September 27, 1998. The increase reflects higher average selling prices and, to a lesser extent, higher volume in the 1999 third quarter. The higher average selling prices reflect (1) selective price increases and (2) the effect of the higher selling prices in connection with the Millrose acquisition whereby we now sell directly to retailers rather than to Millrose as a distributor.

     Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $1.3 million (4.4%) in the three months ended October 3, 1999 compared with the three months ended September 27, 1998. This decrease is attributable to lower Royal Crown sales of concentrate reflecting a $1.8 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers, and lower international volume as a result of the full period effect in the 1999 third quarter of the continued depressed economic conditions experienced in Russia which began in August of 1998, partially offset by a $0.5 million volume increase in private label sales reflecting the general business recovery being experienced by our private label customer.

     Restaurants -- Our restaurant revenues increased $1.2 million (6.3%) in the three months ended October 3, 1999 compared with the three months ended September 27, 1998 as higher royalty revenue more than offset lower franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 71, or 2.3%, franchised restaurants and a 2.2% increase in same-store sales of franchised restaurants. The decrease in franchise fee revenue, was due to (1) a decrease in the number of franchised restaurant openings and (2) a decrease in dual-branded T.J. Cinnamons openings.

Gross Profit

     We calculate gross profit as total revenues less (1) cost of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $0.8 million to $124.6 million in the three months ended October 3, 1999 compared with the three months ended September 27, 1998 due to the effect of higher sales volume discussed above, partially offset by a decrease in our aggregate gross margins, which we compute as gross profit divided by total revenues, to 49.7% from 50.1%. A discussion of the changes in gross margins by segment is as follows:

     Premium Beverages -- Our gross margins decreased to 40.3% during the 1999 third quarter from 40.9% during the 1998 third quarter. The decrease in gross margins was principally due to higher inventory obsolescence costs of $3.5 million partially offset by (1) the effect of the higher selling prices resulting from the Millrose acquisition, (2) the selective price increases noted above, and (3) the effect of the reduced costs of certain raw materials, principally glass bottles and flavors.

     Soft Drink Concentrates -- Our gross margins increased to 78.0% during the 1999 third quarter from 76.9% during the 1998 quarter. This increase was due to (1) lower costs of the raw material aspartame and (2) the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in 1999 was partially offset by a shift in sales to private label concentrate in 1999 which has a somewhat lower margin than branded concentrate.

     Restaurants -- Our gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

     Advertising, selling and distribution expenses decreased $4.5 million to $52.1 million in the 1999 third quarter. This decrease was principally due to
(1) a decrease in the expenses of the premium beverage segment as a result of higher promotional spending in the 1998 third quarter primarily reflecting new product introductions in 1998 and (2) a decrease in the expenses of the soft drink concentrate segment in the 1999 third quarter reflecting lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume, partially offset by higher employee compensation and related costs reflecting an increase in the number of sales and marketing employees in the premium beverage segment.

General and Administrative Expenses

     General and administrative expenses increased $3.2 million to $33.4 million in the 1999 third quarter. This increase principally reflects $4.6 million of expenses in the 1999 third quarter related to new salary arrangements and an executive bonus plan effective May 3, 1999 as more fully discussed above in the comparison of the nine-month periods. Such increase was partially offset by a decrease in the expenses of the restaurant segment due to a non-recurring provision for the anticipated settlement of a lawsuit with Arby's Mexican master franchise in the third quarter of 1998.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

     Depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.1 million to $8.6 million in the 1999 third quarter principally reflecting the effect of vending machines of the soft drink concentrate segment becoming fully depreciated in November 1998 and the full period effect in the 1999 third quarter of the cost of a three-year non-compete agreement, with the seller of the Mistic business to us, becoming fully amortized in August 1998, both substantially offset by increased amortization of goodwill as a result of the Millrose acquisition.

Capital Structure Reorganization Related Charge

     The capital structure reorganization related charge of $0.3 million in the 1999 third quarter reflects the vesting effect in that quarter of equitable adjustments that were made to the terms of outstanding options under a stock option plan of Triarc Beverage Holdings, as discussed above in the comparison of the nine-month periods. There was no similar charge in the 1998 third quarter.

Interest Expense

     Interest expense increased $5.7 million to $22.7 million in the 1999 third quarter reflecting higher average levels of debt during the 1999 third quarter due to increases from the first quarter 1999 debt refinancing as discussed above in the comparison of the nine-month periods and, to a lesser extent, higher average interest rates in the 1999 quarter.

Investment Income (Loss), Net

     Investment income (loss), net improved $8.0 million to income of $4.0 million in the 1999 third quarter principally reflecting a non-recurring $8.7 million provision recognized in the 1998 third quarter for unrealized losses on short-term investments and other investments deemed to be other than temporary as described more fully above in the comparison of the nine-month periods, partially offset by $0.4 million of lower recognized gains in the 1999 third quarter from (1) the sales of short term investments, (2) unrealized gains on marketable securities classified as trading, (3) securities sold but not yet purchased and (4) the sales of our interests in investment limited partnerships.

Gain on Sale of Businesses, Net

     Gain on sale of businesses, net decreased $0.7 million to $0.2 million in the 1999 third quarter due to a $0.8 million non-recurring gain in the 1998 third quarter from the May 1998 sale of Select Beverages and a $0.9 million reduction to the gain from the Select Beverages sale recognized in the 1999 third quarter resulting from a post-closing adjustment to the sales price, partially offset by our $1.0 million equity in a gain from the sale of common stock issued by a subsidiary of a limited partnership in which we have an investment recognized in the 1999 third quarter.

Other Income, Net

     Other income, net decreased $0.3 million to $0.4 million in the 1999 third quarter. This decrease was principally due to $0.7 million of nonrecurring other income in the 1998 quarter partially offset by a $0.5 million net improvement in our equity in the income or loss of affiliates in the 1999 third quarter.

Provision for Income Taxes

     The provision for income taxes represented effective rates of 75% in the 1999 quarter and 59% in the 1998 quarter. The effective rate is higher in the 1999 third quarter principally due to the greater impact of (1) the amortization of non-deductible costs in excess of net assets of acquired companies in 1999, the effect of which is greater in the 1999 third quarter due to lower projected 1999 full-year pre-tax income, entirely due to higher projected net non-operating expenses, compared with the then projected 1998 full-year pre-tax income as of the end of the 1998 third quarter and (2) the catch-up effect of year-to-date increases in the estimated full-year effective tax rates which in 1999 increased 11% from 57% to 68% compared with an increase of 4% from 47% to 51% in 1998.

Discontinued Operations

     Income (loss) from discontinued operations, on an after-tax basis, increased $12.6 million to income of $11.1 million in the 1999 third quarter. This increase reflects (1) a gain on disposal of National Propane Partners of $11.0 million as discussed above in the comparison of the nine-month periods,
(2) a decrease in the loss from discontinued operations of the propane business of $1.8 million since the 1999 third quarter results only include the 19 days through the July 19, 1999 sale date during the summer season when the propane business normally incurred operating losses, partially offset by a $0.2 million decrease in the recognition of previously deferred gains from the 1996 sale of 57.3% of our interest in National Propane Partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

     Our consolidated operating activities provided cash and cash equivalents, which we refer to in this discussion as cash, of $23.0 million during the nine months ended October 3, 1999 principally reflecting (1) net income of $5.1 million, (2) net non-cash charges of $63.7 million, principally depreciation and amortization of $34.4 million, the write-off of unamortized deferred financing costs and interest rate cap agreement costs of $11.4 million relating to the refinancing transactions described below and a provision for deferred income taxes of $10.6 million, (3) $13.0 million of proceeds from sales of trading securities, net of purchases, and (4) other of $1.8 million. These sources were partially offset by (1) cash used by changes in operating assets and liabilities of $45.4 million and (2) net reclassifications to investing activities and discontinued operations of $15.2 million.

     The cash used by changes in operating assets and liabilities of $45.4 million reflects increases in receivables of $39.1 million and inventories of $19.0 million. These effects were partially offset by a $10.4 million increase in accounts payable and accrued expenses and a $2.3 million decrease in prepaid expenses and other current assets. The increase in receivables principally results from seasonally higher sales in August and September 1999 compared with November and December 1998. The increase in inventories was principally due to the residual effect of the seasonal buildup in our premium beverage business. The increase in accounts payable and accrued expenses was principally due to the increased inventory purchases and seasonally higher accruals for bottler and distributor promotional allowances.

     We expect continued positive cash flows from operations for the remainder of 1999 which should reflect the reversal following the peak summer season of seasonal increases in receivables and inventories, experienced during the first nine months of 1999.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $250.1 million at October 3, 1999, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.0:1. Our capitalization at October 3, 1999 aggregated $801.5 million consisting of $892.6 million of long-term debt, including current portion, and an $86.2 million forward purchase obligation for common stock discussed below, partially offset by a stockholders' deficit of $177.3 million. Our working capital and total capitalization increased $73.1 million and $111.9 million, respectively, from January 3, 1999 principally due to the refinancing transactions and the propane partnership sale, both described below, and operating activities, partially offset by the repurchase of treasury stock also described below.

The Propane Partnership Sale

     On July 19, 1999 we sold substantially all of our 42.7% remaining interests in National Propane Partners, L.P. and a subpartnership, National Propane, L.P., except for a 1% limited partnership interest which we retained in National Propane, L.P., to Columbia Propane, L.P. for cash of $2.9 million and the forgiveness of $15.8 million of the $30.7 million remaining outstanding principal balance under a note payable bearing interest at 13 1/2% payable to National Propane, L.P. The $2.9 million of cash consists of $2.1 million of consideration for our sold interests in the propane business and $1.0 million representing the reimbursement of interest expense incurred and paid by us on the 13 1/2% note payable to National Propane, L.P. both partially offset by $0.2 million of amounts equivalent to interest on advances made by the purchaser in a tender offer for the 57.3% interest in the propane business we did not own. In connection with the closing of the sale of the propane business on July 19, 1999, we repaid the remaining $14.9 million of the 13 1/2% note payable to National Propane, L.P.

     Under the terms of the sale, we retained a 1% limited partnership interest in National Propane, L.P., which continues to exist as a subsidiary partnership of Columbia Propane, L.P., and indemnified approximately $138.0 million of obligations of National Propane, L.P. discussed below.

Refinancing Transactions

     On January 15, 1999 we formed Triarc Consumer Products Group, LLC and on February 23, 1999 Triarc Consumer Products Group acquired all of the stock previously owned directly or indirectly by Triarc of Triarc Beverage Holdings, Stewart's and RC/Arby's Corporation, the parent of Royal Crown Company, Inc. and Arby's, Inc. On February 25, 1999 Triarc Consumer Products Group and Triarc Beverage Holdings issued $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 and concurrently entered into a new $535.0 million senior bank credit facility. An aggregate $20.0 million principal amount of the 10 1/4% notes were initially purchased by our Chairman and Chief Executive Officer and President and Chief Operating Officer. We have been advised by these executives that, as of April 23, 1999, they no longer hold any of the 10 1/4% notes.

     The new credit facility consists of a $475.0 million term facility, all of which was borrowed as three classes of term loans on February 25, 1999, and a $60.0 million revolving credit facility which provides for revolving credit loans by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. They may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. There have been no borrowings of revolving loans through October 3, 1999. At October 3, 1999 there was $59.9 million of borrowing availability under the revolving credit facility.

     We used a portion of the proceeds of the borrowings under the 10 1/4% notes and the new credit facility to (1) repay on February 25, 1999 the $284.3 million outstanding principal amount of term loans under a former beverage credit facility entered into by Snapple, Mistic, Triarc Beverage Holdings and Stewart's and $1.5 million of related accrued interest, (2) redeem on March 30, 1999 the $275.0 million of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 and pay $4.4 million of related accrued interest and $7.7 million of redemption premium, (3) acquire Millrose Distributors, Inc. and the assets of Mid-State Beverage, Inc., two New Jersey distributors of our premium beverages, for $17.5 million, including expenses of $0.2 million, and (4) pay estimated fees and expenses of $29.6 million relating to the issuance of the 10 1/4% notes and the consummation of the new credit facility. The remaining net proceeds of this refinancing are being used for general corporate purposes, including working capital, investments, future acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including repurchases of our common stock as described below under "Treasury Stock Purchases".

     The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior to 2009. On November 12, 1999, Triarc Consumer Products filed with the Securities and Exchange Commission amendment No. 3 to a registration statement covering resales by holders of the 10 1/4% notes. The registration statement was not declared effective by the Securities and Exchange Commission by August 24, 1999 and, in accordance with the indenture pursuant to which the 10 1/4% notes were issued, the annual interest rate on the 10 1/4% notes increased by 1/2% to 10 3/4% and will remain at 10 3/4% until the registration statement is declared effective.

     Scheduled maturities of the term loans under the new credit facility are $1.6 million during the remainder of 1999, representing one quarterly installment, increasing annually through 2006 with a final payment in 2007. Any revolving loans will be due in full in 2005. The borrowers are also required to make mandatory annual prepayments in an amount, if any, initially equal to 75% of excess cash flow as defined in the new credit agreement. The borrowers currently expect that a prepayment will be required to be made in the second quarter of 2000 in respect of the year ending January 2, 2000, the amount of which is currently estimated at $34.0 million. The $1.6 million quarterly installment referred to above would not be affected by the excess cash flow prepayment, however, all subsequent quarterly installments would be reduced. Pursuant to the new credit agreement, we can make voluntary prepayments of the term loans. However, if we make such voluntary prepayments with respect to two classes of the term loans, which have $124.4 million and $303.5 million outstanding as of October 3, 1999, we will incur prepayment penalties of 2.0% and 3.0% of the amounts prepaid through February 25, 2000, respectively, and from February 26, 2000 through February 25, 2001 we will incur prepayment penalties of 1.0% and 1.5% of the amounts prepaid, respectively.

Other Debt Agreements

     We have $360.0 million principal amount, at maturity, of zero coupon convertible subordinated debentures outstanding which mature in 2018 and do not require any amortization of principal prior to 2018.

     We have a note payable to a beverage co-packer in an outstanding principal amount of $4.2 million as of October 3, 1999, of which $0.8 million is due during the remainder of 1999.

     Our scheduled maturities of long-term debt during the remainder of 1999 are $2.8 million, including $1.6 million under the new term loans and $0.8 million under the note payable to a beverage co-packer discussed above.

Debt Agreement Guarantees and Restrictions

     Under our debt agreements substantially all of the assets, other than cash and cash equivalents, of Snapple, Mistic, Stewart's, RC/Arby's, Royal Crown and Arby's and their subsidiaries, are pledged as security. Our obligations relating to the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's and RC/Arby's and all of their domestic subsidiaries, all of which effective February 25, 1999 are directly or indirectly wholly-owned by Triarc Consumer Products Group or Triarc Beverage Holdings. These guarantees are full and unconditional, are on a joint and several basis and are unsecured. Our obligations relating to the new credit facility are guaranteed by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, RC/Arby's and Royal Crown. As collateral for the guarantees under the new credit facility, all of the stock of Snapple, Mistic, Stewart's, RC/Arby's and Royal Crown and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged.

     In connection with the propane partnership sale discussed above, National Propane Corporation, the former managing general partner of National Propane Partners and a subsidiary of ours, retained a 1% special limited partner interest in National Propane, L.P. and agreed that while it remains a special limited partner, National Propane Corporation would indemnify the purchaser of substantially all of our 42.7% interest in the propane business for any payments the purchaser makes, only after recourse to the assets of National Propane,
L.P., related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of October 3, 1999, if National Propane, L.P. is unable to repay or refinance such debt. Under the purchase agreement, both the purchaser and National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity. In addition, Arby's remains responsible for operating and capitalized lease payments assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $91.4 million as of October 3, 1999, assuming the purchaser of the previously owned Arby's restaurants has made all scheduled payments through such date. Further, Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $49.5 million as of October 3, 1999 assuming the purchaser of the Arby's restaurants has made all scheduled repayments through such date.

     Our debt agreements contain various covenants which (1) require meeting financial amount and ratio tests, (2) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (3) restrict the payment of dividends to Triarc. Under the most restrictive of these covenants, the borrowers would not be able to pay any dividends to Triarc other than the one-time distributions, including dividends, paid to Triarc in connection with the 1999 refinancing transactions. The one-time permitted distributions, which were paid to Triarc from the net proceeds of the refinancing transactions as well as from the borrowers' existing cash and cash equivalents, consisted of $91.4 million paid on February 25, 1999 and $124.1 million paid on March 30, 1999 following the redemption of the RC/Arby's 9 3/4% senior notes.

Capital Expenditures

     Capital expenditures amounted to $12.9 million during the nine months ended October 3, 1999, including $7.0 million of capitalized improvements to an airplane leased from Triangle Aircraft Services Corporation, a company owned by the our Chairman and Chief Executive Officer and President and Chief Operating Officer, which capitalized improvements were made pursuant to such lease for the airplane. We expect that capital expenditures will approximate $31.0 million during the remainder of 1999 for which there were $1.0 million of outstanding commitments as of October 3, 1999. Our planned capital expenditures are principally for the purchase of the airplane we presently lease from Triangle Aircraft Services for $27.2 million. In connection with such purchase, Triangle Aircraft Services has agreed to refund to us $1.2 million representing the unamortized portion of the payment made by us in 1997 relating to the airplane in connection with an option for a five-year extension of such aircraft lease. The purchase price was negotiated on our behalf by the Chairman of the Audit Committee of the Board of Directors and approved by the Audit Committee and the Board of Directors. In connection with the purchase of the airplane, annual depreciation and amortization will increase by $0.5 million, annual rental expense under the lease with Triangle Aircraft Services is expected to be reduced by $3.0 million and investment income will decrease by approximately $1.4 million with a resulting increase in income from continuing operations before income taxes of $1.1 million.

Acquisitions

     In February 1999 we acquired Millrose and Mid-State for $17.5 million as discussed above. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

     Our Federal income tax returns have been examined by the Internal Revenue Service for the tax years from 1989 through 1992. We have resolved all issues with the Internal Revenue Service regarding such audit. In connection therewith, we paid $5.3 million during 1997, $8.5 million during 1998 and have agreed to make net payments of approximately $1.2 million in the fourth quarter of 1999, each including interest. The Internal Revenue Service is examining our Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993. In connection with this more recent examination, we have received to date net favorable notices of proposed adjustments in the amount of $7.5 million, which if finalized as proposed, would increase our net operating loss carryforwards. We expect to receive additional proposed adjustments with respect to this audit during the fourth quarter of 1999, the nature and amount of which are not presently known. Accordingly, we do not expect to make or receive any payments related to this more recent examination during the remainder of 1999.

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

     On April 29, 1999, we announced that our management has been authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization will terminate in May 2000. Through October 3, 1999, we have repurchased 295,332 shares under this program at a cost of $6.2 million. We cannot assure you that we will make any or all of the remaining $23.8 million of repurchases authorized under this program.

     On August 19, 1999 we entered into a contract to repurchase in three separate transactions the 5,997,622 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, for $127.0 million. On August 19, 1999 we completed the purchase of 1,999,208 shares of Class B common stock for $40.9 million at a price of $20.44 per share, which was the fair market value of our Class A common stock at the time this contract was negotiated. Pursuant to the contract, the second and third purchases of $42.3 million and $43.8 million, respectively, for 1,999,207 shares each at negotiated fixed prices of $21.18 and $21.93 per share, are expected to occur on or before August 19, 2000 and 2001, respectively. We have recorded the total $86.2 million obligation for the second and third purchases as "Forward purchase obligation for common stock" with an equal offsetting reduction to stockholders' deficit classified as "Common stock to be acquired" in the accompanying condensed consolidated balance sheet as of October 3, 1999.

Cash Requirements

     As of October 3, 1999, our consolidated cash requirements for the remainder of 1999, exclusive of operating cash flow requirements, consist principally of
(1) capital expenditures of approximately $31.0 million, including $27.2 million for the purchase of the airplane leased from an affiliate, (2) additional repurchases, if any, of our Class A common stock for treasury of up to $23.8 million under the repurchase program announced April 29, 1999, (3) debt principal repayments aggregating $2.8 million, (4) a net Federal income tax payment, including interest, of approximately $1.2 million in connection with finalizing the income tax audit for the tax years 1989 through 1992 and (5) the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) existing cash and cash equivalents and short-term investments, aggregating $278.5 million, net of $13.0 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in the accompanying condensed consolidated balance sheet as of October 3, 1999,
(2) cash flows from operations and/or (3) the $59.9 million of availability as of October 3, 1999 under Triarc Consumer Products' $60.0 million revolving credit facility.

Triarc

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) cash and cash equivalents and short-term investments, aggregating $211.1 million, net of $13.0 million of obligations for short-term investments sold but not yet purchased, as of October 3, 1999, (2) investment income on its cash equivalents and short-term investments and (3) cash flows from its subsidiaries including (a) loans, distributions and dividends (see limitations below), (b) reimbursement by certain subsidiaries to Triarc in connection with the providing of certain management services and (c) payments under tax-sharing agreements with certain subsidiaries.

     As of October 3, 1999 Triarc's principal subsidiaries are unable to pay any dividends or make any loans or advances to Triarc under the terms of their indentures and credit arrangements.

     Triarc had indebtedness to consolidated subsidiaries of $30.0 million as of October 3, 1999 under a demand note payable to National Propane Corporation which, as amended July 20, 1999, bears interest payable in cash at 5 1/4% from July 20, 1999 through December 31,1999 and at the specified minimum interest rate under the Internal Revenue Code for each semi-annual interest period thereafter. Prior to July 20, 1999 the interest rate on the demand note was 13 1/2%. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during the remainder of 1999, assuming no demand is made thereunder, and none is anticipated. Triarc also has other indebtedness principally under the zero coupon convertible debentures described above which requires no amortization of principal during the remainder of 1999. As previously discussed, Triarc prepaid $14.9 million of the 13 1/2% note payable to National Propane, L.P. and the remaining balance was forgiven in connection with the sale of National Propane Partners on July 19, 1999.

     Triarc's principal cash requirements for the remainder of 1999 are (1) capital expenditures of approximately $28.2 million, including $27.2 million for the purchase of the airplane currently leased from an affiliate, (2) additional repurchases of our Class A common stock for treasury of up to $23.8 million under the repurchase program announced April 29, 1999, (3) payments of general corporate expenses, (4) a net Federal income tax payment, including interest, of approximately $1.2 million in connection with finalizing the income tax audit for the tax years 1989 through 1992 and (5) the cost of business acquisitions, if any. Triarc expects to be able to meet all of these cash requirements through
(1) existing cash and cash equivalents and short-term investments, (2) investment income and (3) receipts from its subsidiaries under management services and tax sharing agreements.

Legal and Environmental Matters

     We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of approximately $1.8 million as of October 3, 1999. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

     Through October 3, 1999, we had completed all eight steps in our restaurant segment and, in our beverage segments, we had completed steps one through six and expect to complete step seven and the final implementation before January 1, 2000. Step seven requires that we develop testing and review methodology on a risk prioritization basis and implement such protocols to test year 2000 compliance of both internal software and hardware systems. Step eight requires that we implement needed corrections to existing and/or new hardware and software applications to cause systems to become and remain year 2000 compliant.

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

     As a result of this study and subsequent remediation, we have no reason to believe that any of our mission critical systems are not year 2000 compliant. Accordingly, we do not currently anticipate that internal systems failures will result in any material adverse effect to our operations. However, should the final testing and implementation steps reveal any year 2000 compliance problems which cannot be corrected before January 1, 2000, the most reasonably likely worst-case scenario is that we might experience a delay in production and/or fulfilling and processing orders resulting in either lost sales or delayed cash receipts, although we do not believe that this delay would be material. In this case, our contingency plan would be to revert to a manual system in order to perform the required functions. Due to the limited number of orders received by Royal Crown on a daily basis, this contingency plan would not cause any significant disruption of business. As of October 3, 1999, we had incurred $1.3 million of costs in order to become year 2000 compliant, including computer software and hardware costs, and the current estimated cost to complete this remediation during the remainder of 1999 is not more than $0.7 million. These costs incurred through January 3, 1999 were expensed as incurred, except for the direct purchase costs of software and hardware, which were capitalized. The software-related costs incurred on or after January 4, 1999 are being capitalized in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which we adopted in the first quarter of 1999.

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

     We will continue to monitor these third parties to determine the impact on our businesses and the actions we must take, if any, in the event of non-compliance by any of these third parties. Our contingency plans presently include the build-up of our beverage inventories just before the year 2000 in order to mitigate the effects of temporary supply disruptions. We believe there are multiple vendors of the goods and services we receive from our suppliers and thus the risk of non-compliance with year 2000 by any of our suppliers is mitigated by this factor. Also, no single customer accounts for more than 3% of our consolidated revenues, thus mitigating the adverse risk to our business if some customers are not year 2000 compliant.

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

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. Statement of Financial Accounting Standards No. 133 is effective for our fiscal year beginning January 1, 2001, as amended by Statement of Financial Accounting Standards No. 137 which defers the effective date. We believe our more significant derivatives are the conversion component of our short-term investments in convertible bonds, securities sold and not yet purchased, put and call options on stocks and bonds, and an interest rate cap agreement on certain of our long-term debt. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement of Financial Accounting Standards No. 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement of Financial
Accounting  Standards  No.  133  are  complex  and we  are  just  beginning  our evaluation of the implementation requirements of Statement of Financial Accounting Standards No. 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES

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

Interest Rate Risk

       Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As of October 3, 1999 we had one interest rate cap agreement relating to interest on one-half of our variable-rate term loans under our current $535.0 million senior bank credit facility which provides for a cap which was approximately 2% higher than the interest rate at such date. In addition to our variable and fixed-rate debt, our investment portfolio includes debt securities that are subject to medium-term and long-term interest rate risk reflecting the portfolio's maturities between one and nineteen years. We are also invested in certain hedge funds which invest primarily in short-term debt securities, option contracts on government debt securities as well as interest rate swaps. The fair market value of such investments in debt securities will decline in value if interest rates increase. With respect to our investments in certain hedge funds, the fair market value of such investments should not decline in value if interest rates increase assuming there is a perfect hedge; however, if the hedge is other than perfect such investments may decline in value if interest rates increase.

Equity Market Risk

       Our objective in managing our exposure to changes in the market value of our investments is also to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold but not yet purchased and investment limited partnerships. We have established policies and procedures governing the type and relative magnitude of investments which we can make. We have a management investment committee whose duty is to oversee our continuing compliance with the restrictions embodied in its policies.

 Foreign Currency Risk

       Our objective in managing exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers purchase or sell foreign currencies in the forward markets or financial instruments denominated in foreign currencies for our account. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relate to sales in Canada, the Caribbean and Europe. However, foreign export sales and foreign operations for our most recent full fiscal year ended January 3, 1999 represented only 5.7% of our revenues and an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at January 3, 1999 would not have a material effect on our financial condition or results of operations.

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

       We maintain investment portfolio holdings of various issuers, types and maturities. As of October 3, 1999, such investments consist of the following (in thousands):

       Cash equivalents included in "Cash and cash equivalents"
           on the accompanying condensed consolidated balance
           sheet....................................................$   156,853
       Short-term investments.......................................    130,880
       Non-current investments included in "Deferred costs and
           other assets" on the accompanying condensed
           consolidated balance sheet...............................     12,497
                                                                    -----------
                                                                    $   300,230
                                                                    ===========

       Such investments are classified in the following general types or categories:


                                                                        Investment at
                                                           Investment   Fair Value or     Carrying
                Type                                         at Cost       Equity           Value      Percentage
                ----                                         -------       ------           -----      ----------
                                                                              (In thousands)

Cash equivalents ..........................................$   156,853   $   156,853    $   156,853       52.3%
Company-owned securities accounted for as:
    Trading securities.....................................     19,639        19,360         19,360        6.5%
    Available-for-sale securities..........................     52,064        45,992         45,992       15.3%
Investments in investment limited partnerships accounted
  for at:
    Cost...................................................     42,130        42,287         42,130       14.0%
    Equity.................................................     18,182        27,745         27,745        9.2%
Other non-current investments accounted for at:
    Cost...................................................      2,650         2,650          2,650        0.9%
    Equity.................................................      4,226         5,500          5,500        1.8%
                                                           -----------   -----------    -----------  ----------
Total cash equivalents and long investment positions ......$   295,744   $   300,387    $   300,230      100.0%
                                                           ===========   ===========    ===========  ==========

Securities sold with an obligation for the Company
     to purchase accounted for as trading securities.......$   (13,405)  $   (13,008)   $   (13,008)        N/A
                                                           ===========   ===========    ===========  ==========



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

Sensitivity Analysis

       For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at October 3, 1999 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated effects on the market value of our financial instruments as of October 3, 1999 based upon assumed immediate adverse effects as noted below.

Trading Portfolio:

                                                        Carrying       Equity
                                                          Value      Price Risk
                                                          -----      ----------
                                                            (In thousands)

       Equity securities ...............................$  14,729  $    (1,473)
       Debt securities..................................    4,631         (463)
       Securities sold but not yet purchased............  (13,008)       1,301

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

       The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at October 3, 1999, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Portfolio:


                                                           Carrying       Interest         Equity        Foreign
                                                             Value        Rate Risk      Price Risk   Currency Risk
                                                             -----        ---------      ----------   -------------
                                                                               (In thousands)

       Cash equivalents ...................................$   156,853   $      --   (a)  $     --   $       --
       Available-for-sale equity securities ...............     22,466          --           (2,247)         --
       Available-for-sale debt securities..................     23,527       (2,588)            --           --
       Other investments...................................     78,025       (3,139)         (4,468)      (1,583)
       Long-term debt......................................    892,609       (4,717)            --           --


       (a) Due to the short-term nature of the cash equivalents, a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations.

       The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at October 3, 1999 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at October 3, 1999, both with all other variables held constant. The increase of one percentage point with respect to our available-for-sale debt securities represents an assumed average 11% decline as the weighted average interest rate of such debt securities at October 3, 1999 approximated 9%. The change of one percentage point with respect to our long-term debt represents an assumed average 11% decline as the weighted average interest rate of our variable-rate debt at October 3, 1999 approximated 9% and relates to only our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our results of operations and not our financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the U.S. dollar from their levels at October 3, 1999, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and domestic versus foreign securities was assumed to be unchanged since January 3, 1999 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for investments classified as other investments in the table above, except for investment limited partnerships and other investments which currently trade in equity markets.

     On August 19, 1999 we entered into a contract to repurchase in three separate transactions 5,997,622 shares of our Class B common stock at negotiated fixed prices. On August 19, 1999 we completed the purchase of 1,999,208 shares of the Class B common stock. Pursuant to the contract, the remaining two purchases are expected to occur on or before August 19, 2000 and 2001, respectively. At October 3, 1999 the aggregate $86,186,000 obligation related to the second and third purchases has been recorded as a long-term liability with an equal offsetting reduction to stockholders' deficit. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded liability. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' deficit. Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

Part II. Other Information

         This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively, "Triarc" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; the success of multi-branding;
availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in other current and periodic filings by Triarc with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is Triarc's policy generally not to make any specific projections as to future earnings, and Triarc does not endorse any projections regarding future performance that may be made by third parties.

Item 1.  Legal Proceedings

         As reported in Triarc's Annual Report on Form 10-K for the year ended January 3, 1999 (the "Form 10-K"), the Company and Nelson Peltz were parties to two consolidated actions in the United States District Court for the Southern District of New York involving three former court-appointed directors of the Company's Board. By order dated February 10, 1999, the court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him asserted in the actions. On September 29, 1999, the three former directors filed a notice of appeal from the dismissal of their claims against Mr. Peltz. The appeal is pending. On October 7, 1999, the parties filed a stipulation and proposed order of voluntary dismissal of the remaining claims without prejudice.

         As reported in the Form 10-K, a purported class and derivative action is pending in the United States District Court for the Southern District of New York against certain current and former directors of the Company, and naming the Company as a nominal defendant, and a second action involving substantially the same claims is pending in the Delaware Court of Chancery, New Castle County. Both actions arise out of payment of certain compensation to Nelson Peltz and Peter May in 1994-1997. On September 30, 1999, the court in the New York action entered an order staying that case pending a resolution of the Delaware case.

         On September 14, 1999, William Pallot filed a purported derivative action against the directors of the Company and other defendants, and naming the Company as a nominal defendant, in the Supreme Court of the State of New York, New York County. The complaint alleges that the defendants breached their fiduciary duties to the Company and aided and abetted breaches of fiduciary duties by causing the Company to enter into an agreement (the "Stock Purchase Agreement") to purchase shares of the Company's Class B common stock owned by affiliates of Victor Posner. The complaint seeks, among other relief, damages in an unspecified amount, a declaration that the Stock Purchase Agreement is void, rescission of the Company's purchase of shares pursuant to the Stock Purchase Agreement and an injunction against consummating additional purchases thereunder, and removal of Messrs. Peltz and May as directors and officers of the Company. On November 15, 1999, the director defendants and the Company filed a motion to dismiss the complaint. That motion is pending.

         As reported in the Form 10-K and the Form 10-Q for the fiscal quarter ended July 4, 1999 (the "Form 10-Q"), on February 19, 1996, Arby's Restaurants S.A. de C.V., the master franchisee of Arby's, Inc. ("Arby's") in Mexico, commenced an action in the civil court of Mexico against Arby's. In May 1997, the plaintiff commenced an action against Arby's in the United States District Court for the Southern District of Florida. The parties agreed to settle all the litigation, including the Mexican court case, and on December 4, 1998 entered into an escrow agreement pursuant to which Arby's deposited $1.65 million in escrow. The escrowed funds were released to the plaintiffs on October 7, 1999 when the parties executed a settlement agreement pursuant to which all proceedings were dismissed with prejudice. Pursuant to the settlement agreement, plaintiff will continue to be an Arby's franchisee and, among other things, will be entitled to $150,000 in credits against future royalties and other fees as well as the right to open four additional stores without paying initial franchise fees.

         As reported in the Form 10-K and the Form 10-Q, in October 1997, Mistic Brands, Inc.("Mistic") commenced an action against Universal Beverages Inc. ("Universal"), a former Mistic co-packer, Leesburg Bottling & Production, Inc. ("Leesburg"), an affiliate of Universal, and Jonathan O. Moore ("Moore"), an individual affiliated with Universal and Leesburg, in the Circuit Court for Duval County, Florida and subsequently amended the action to add additional defendants. In their answer, counterclaim and third party complaint, certain defendants alleged various causes of action against Mistic, Snapple Beverage Corp. ("Snapple") and Triarc Beverage Holdings Corp. ("TBHC"). In July 1999, Mistic settled its claims against some defendants who had not asserted any counterclaims against Mistic. In August 1999, Mistic and the remaining defendants entered into a comprehensive settlement agreement which, among other things, provides for a dismissal with prejudice of all claims against Mistic. No payments by Mistic, Snapple or TBHC are required under the settlement agreement.

Item 4.  Submission of Matters to a Vote of Security-Holders

         On September 23, 1999, Triarc held its Annual Meeting of Stockholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Joseph A. Levato, David E. Schwab II, Jeffrey S. Silverman, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, approving Triarc's 1999 Executive Bonus Plan, and proposal 3, ratifying the appointment of Deloitte & Touche LLP as Triarc's independent certified public accountants, and defeated proposal 4, a proposal brought by a stockholder recommending that the Directors of Triarc engage a New York Stock Exchange brokerage firm for the purpose of investigating the sale of individual business segments of Triarc and/or the entire company.

         The voting on the above matters is set forth below:

Nominee                         Votes For               Votes Withheld

Nelson Peltz                    17,642,207                  480,899
Peter W. May                    17,642,679                  480,427
Hugh L. Carey                   17,636,209                  486,897
Clive Chajet                    17,653,446                  469,660
Joseph A. Levato                17,647,950                  475,156
David E. Schwab II              17,649,168                  473,938
Jeffrey S. Silverman            17,654,875                  468,235
Raymond S. Troubh               17,616,944                  506,162
Gerald Tsai, Jr.                17,641,746                  481,360

Proposal 2 - There were  11,307,005  votes for,  1,597,329 votes against,
             536,730 abstentions and 4,682,042 broker non-votes.

Proposal 3 - There were 17,964,253  votes for,  122,839 votes against and 36,014 abstentions.

Proposal 4 - There were 1,720,268  votes for,  11,347,474  votes against,
             373,323 abstentions and 4,682,041 broker non-votes.

         Shortly before the Annual Meeting, Triarc became aware of certain malfunctions by the telephone voting system set up by Triarc's transfer agent for record holders in connection with the voting for directors and proposal 4 at the Annual Meeting. As a result of such malfunctions, all of the shares that were voted using the telephone voting system during the relevant periods (approximately 50,000 shares with respect to the election of directors and 20,000 shares with respect to proposal 4) were deemed by the Company to have been withheld from each of the nominees for the board of directors and voted for proposal 4 and are reflected as such in the voting results set forth above.

Item 5.  Other Information

Acquisition of Airplane

         On November 18, 1999, the Company agreed to purchase from Triangle Aircraft Services Corporation ("TASCO"), a corporation owned by the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Corporation, the airplane that the Corporation currently leases from TASCO for $27.2 million. In connection with such purchase, TASCO has agreed to refund to the Company $1.2 million, representing the unamortized portion of the payment relating to the airplane that the Company made to TASCO in 1997 in connection with the extension of such lease. The purchase price was negotiated on behalf of the Company by the Chairman of the Audit Committee of the Board of Directors and was approved by the Audit Committee and the Board of Directors.

Stock Repurchase Program

          On April 29, 1999, Triarc announced that its management has been authorized, when and if market conditions warrant and to the extent legally permissible, to purchase over the twelve month period commencing on May 7, 1999, up to $30 million worth of Triarc's Class A Common Stock. Through November 9, 1999, Triarc repurchased 295,334 shares, at an average cost of $20.96 per share (including commissions), pursuant to this stock repurchase program (for an aggregate cost of approximately $6.2 million). There can be no assurance that Triarc will repurchase any additional shares pursuant to this stock repurchase program.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 - Supplemental Indenture, dated as of February 26, 1999, among Triarc Consumer Products Group, LLC ("TCPG"), Triarc Beverage Holdings Corp. ("TBHC"), Millrose Distributors, Inc. and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.6 to TCPG's and THBC's Amendment No. 2 to Registration Statement on Form S-4 dated October 1, 1999 (SEC registration no. 333-78625).

         4.2 - Supplemental Indenture No. 2, dated as of September 8, 1999 among TCPG, TBHC, the subsidiary guarantors party thereto and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.7 to TCPG's and TBHC's Amendment No. 2 to Registration Statement on Form S-4 dated October 1, 1999 (SEC registration no. 333-78625).

         10.1 - Amended and Restated Stock Purchase Agreement dated August 19, 1999 by and among Triarc, Victor Posner Trust No. 6 and Security Management Corp., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 19, 1999 (SEC file no. 1-2207).

         10.2 - 1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc's 1999 Proxy Statement
                  (SEC file no. 1-2207).

         27.1 - Financial Data Schedule for the nine-month period ended October 3, 1999 (and for the fiscal nine-month period ended September 27, 1998 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K on August 19, 1999 which included information under Items 5 and 7 of such form.

                   TRIARC COMPANIES, INC. AND SUBSIDIARIES


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIARC COMPANIES, INC.
                                    (Registrant)




Date: November 22, 1999             By: /S/ JOHN L. BARNES, JR.
                                        ----------------------------
                                       John L. Barnes, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (On behalf of the Company)



                                    By: /S/ FRED H. SCHAEFER
                                        ---------------------------
                                       Fred H. Schaefer
                                       Vice President and
                                       Chief Accounting Officer
                                       (Principal accounting officer)

                                  Exhibit Index

Exhibit
    No.                          Description                            Page No.

4.1 - Supplemental Indenture, dated as of February 26, 1999, among Triarc Consumer Products Group, LLC ("TCPG"), Triarc Beverage Holdings Corp. ("TBHC"), Millrose Distributors, Inc. and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.6 to TCPG's and THBC's Amendment No. 2 to Registration Statement on Form S-4 dated October 1, 1999 (SEC registration no. 333-78625).

4.2 - Supplemental Indenture No. 2, dated as of September 8, 1999 among TCPG, TBHC, the subsidiary guarantors party thereto and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.7 to TCPG's and TBHC's Amendment No. 2 to Registration Statement on Form S-4 dated October 1, 1999 (SEC registration no. 333-78625).

10.1 - Amended and Restated Stock Purchase Agreement dated August 19, 1999 by and among Triarc, Victor Posner Trust No. 6 and Security Management Corp., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 19, 1999 (SEC file no. 1-2207).

10.2 - 1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc's 1999 Proxy Statement (SEC file no. 1-2207).

27.1 - Financial Data Schedule for the nine-month period ended October 3, 1999 (and for the fiscal nine-month period ended September 27, 1998 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.