Form 10-K
period 2000-01-02
TRIARC COMPANIES INC
filed 2000-04-03
CIK 30697

                                     [Logo]

                             TRIARC COMPANIES, INC.
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 2, 2000

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                         COMMISSION FILE NUMBER 1-2207
                              -------------------

                             TRIARC COMPANIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                  DELAWARE                                      38-0471180
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

               280 PARK AVENUE                                     10017
             NEW YORK, NEW YORK                                 (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 451-3000
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                           ON WHICH REGISTERED
                -------------------                           -------------------
Class A Common Stock, $.10 par value                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $280,444,663 as of March 15, 2000. There were 19,840,981 shares of the registrant's Class A Common Stock and 3,998,414 shares of the registrant's Class B Common Stock outstanding as of March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this 10-K incorporates information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after January 2, 2000.

________________________________________________________________________________

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

    Certain statements in this Annual Report on Form 10-K, including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,' that are not historical facts, including most importantly, those statements preceded by, followed by, or that include the words 'may,' 'believes,' 'expects,' 'anticipates,' or the negation thereof, or similar expressions, constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors, and our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes and demographic patterns; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; the potential impact on royalty revenues and franchisees' store level sales that could arise from interruptions in the distribution of supplies of food and other products to franchisees; general economic, business and political conditions in the countries and territories in which the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties referred to in this Form 10-K and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

ITEM 1. BUSINESS.

INTRODUCTION

    We are predominantly a holding company and, through our subsidiaries, are a leading premium beverage company, a restaurant franchisor and a soft drink concentrates producer. Our premium beverage operations are conducted through the Triarc Beverage Group, which consists of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc. (formerly known as Cable Car Beverage Corporation). Our restaurant franchising operations are conducted through Arby's, Inc. (which does business as the Triarc Restaurant Group), the franchisor of the Arby's'r' restaurant system. Our soft drink concentrate business is conducted through Royal Crown Company, Inc. Snapple is a leading marketer and distributor of premium beverages in the United States. Arby's is the world's largest restaurant franchising system specializing in slow-roasted roast beef sandwiches and according to Nation's Restaurant News, the tenth largest quick service restaurant chain in the United States, based on 1998 domestic systemwide sales. Royal Crown is a leading supplier of concentrates to private label carbonated soft drink producers in North America and owns the Royal Crown 'r' carbonated soft drink brand, the largest national brand cola available to the independent bottling system.

    For information regarding the revenues, operating profit and identifiable assets for our businesses for the fiscal year ended January 2, 2000, see 'Item
7. Management's Discussion and Analysis of Financial Condition
                                                                               1
and Results of Operations' and Note 24 to the Consolidated Financial Statements of Triarc Companies, Inc. and Subsidiaries.

    Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is
(212) 451-3000. Our website address is: www.triarc.com.

BUSINESS STRATEGY

    The key elements of our business strategy include (i) focusing our resources on our consumer products businesses -- beverages and restaurant franchising,
(ii) building strong operating management teams for each of the businesses and
(iii) providing strategic leadership and financial resources to enable the management teams to develop and implement specific, growth-oriented business plans.

    The senior operating officers of our businesses have implemented individual plans focused on increasing revenues and improving operating efficiency. In addition, we continuously evaluate various acquisitions and business combinations to augment our businesses. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

REPURCHASE OF CLASS B COMMON STOCK

    On August 19, 1999, we announced that our Board of Directors had unanimously approved a stock purchase agreement between the Company and two entities controlled by Victor Posner, Victor Posner Trust No. 6 and Security Management Corp., pursuant to which we will acquire from the Posner entities all of the 5,997,622 issued and outstanding shares of our non-voting Class B Common Stock in three separate transactions. Pursuant to the agreement, on August 19, 1999, we acquired one-third of the shares (1,999,208 shares) at a price of $20.44 per share (which was the trading price of our Class A Common Stock at the time the transaction was negotiated), for an aggregate cost of approximately $40.9 million. We will acquire one-half of the remaining shares (1,999,207 shares) on or before the first anniversary of the date of the initial closing, subject to extension in certain limited circumstances, at a price of $21.18 per share (an aggregate cost of approximately $42.3 million) and the remaining shares (1,999,207 shares) on or before the second anniversary of the date of the initial closing, subject to extension in certain limited circumstances, at a price of $21.93 per share (an aggregate cost of approximately $43.8 million). The Posner entities have placed the shares to be acquired at the subsequent closings in escrow pending their repurchase.

WITHDRAWAL OF GOING PRIVATE PROPOSAL; DUTCH AUCTION TENDER OFFER

    On October 12, 1998, we announced that our Board of Directors had formed a Special Committee to evaluate a proposal we had received from Nelson Peltz and Peter W. May, our Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively, for the acquisition by an entity to be formed by them of all of the outstanding shares of our common stock, other than the approximately 6.0 million shares owned by an affiliate of Messrs. Peltz and May, for $18.00 per share payable in cash and securities. On March 10, 1999, we announced that we had been advised by Messrs. Peltz and May that they had withdrawn the proposed going private transaction effective immediately because they did not believe that it was in the best interests of our stockholders at that time. On that date we also announced that our Board of Directors unanimously approved a tender offer for up to 5.5 million shares of our common stock at a price of not less than $16.25 and not more than $18.25 per share, pursuant to a 'Dutch Auction.' The tender offer commenced on March 12, 1999 and expired at 12:00 midnight, New York City time on April 22, 1999. In accordance with the terms of the tender offer, we purchased the 3,805,015 shares that were validly tendered at a price of $18.25 per share for a total purchase price of approximately $70 million. All shares validly tendered at $18.25 and below were accepted.
2

RECENT ACQUISITIONS

    On February 26, 1999, Snapple acquired Millrose Distributors, Inc. for $17.25 million in cash, subject to adjustment. Prior to the acquisition, Millrose was the largest non-company owned distributor of Snapple'r' products and the second largest distributor of Stewart's'r' products in the United States. Millrose's distribution territory, which includes parts of New Jersey, is contiguous to that of Mr. Natural, Inc., our company-owned New York City and Westchester County distributor. In 1998, Millrose had net sales of approximately $39 million.

    On January 2, 2000, Snapple acquired Snapple Distributors of Long Island, Inc. for $16.8 million in cash, subject to certain post-closing adjustments. Snapple also agreed to pay $2.0 million over a 10-year period in consideration for a three-year non-compete agreement by certain of the sellers. Prior to the acquisition, Long Island Snapple was the largest non-company owned distributor of Snapple products and a major distributor of Stewart's products. Long Island Snapple had net sales of approximately $30 million in 1999.

    On March 31, 2000 we acquired certain of the assets of California Beverage Company, including the distribution rights for Snapple, Mistic and Stewart's products in the City and County of San Francisco, California, for $1.6 million, subject to post-closing adjustment. The assets acquired by us were contributed to our subsidiary Pacific Snapple Distributors, Inc.

REFINANCING OF SUBSIDIARY INDEBTEDNESS

    On February 25, 1999 our beverage and restaurant franchising subsidiaries completed the sale of $300 million principal amount of 10 1/4% senior subordinated notes due 2009, pursuant to Rule 144A of the Securities Act of 1933 and concurrently entered into a $535 million senior secured credit facility.

    In addition, on that date our subsidiary RC/Arby's Corporation delivered a notice of redemption to holders of its $275 million principal amount 9 3/4% senior secured notes due 2000. The redemption occurred on March 30, 1999 at a redemption price of 102.786% of the principal amount, plus accrued and unpaid interest.

    The net proceeds from the financings were used to: (a) redeem the RC/Arby's notes (approximately $287.1 million); (b) refinance the Triarc Beverage Group's credit facility ($284.3 million principal amount outstanding plus $1.5 million of accrued interest); (c) pay for the acquisition of Millrose (approximately $17.5 million, including expenses); (d) pay customary fees and expenses (approximately $30.5 million); and (e) fund a distribution to us with the remaining proceeds. The distribution is being used by us for general corporate purposes, including working capital, future acquisitions and investments, repayment or refinancing of indebtedness or restructurings or repurchases of our securities, including the repurchase of the Class B Common Stock and the Dutch Auction tender offer described above.

    The notes issued pursuant to the private placement have been registered under the Securities Act of 1933. Our subsidiary that issued the notes was obligated to cause the registration statement with respect to a registered exchange offer or with respect to resales of the notes to be declared effective no later than August 24, 1999 or pay additional interest on the notes of 0.5% per annum until the registration statement was declared effective and an exchange offer was completed. The registration statement was declared effective by the Securities and Exchange Commission on December 23, 1999 and the exchange offer was completed on January 28, 2000.

SALE OF NATIONAL PROPANE PARTNERS, L.P.

    On April 5, 1999, National Propane Partners, L.P., a master limited partnership of which our subsidiary National Propane Corporation was managing general partner, and Columbia Energy Group and certain of its affiliates signed a definitive purchase agreement pursuant to which Columbia Propane, L.P., a subsidiary of Columbia Energy Group, agreed to acquire all of the outstanding common units of National Propane Partners for $12.00, in cash per common unit. Pursuant to a tender offer followed by a merger, Columbia Propane acquired all of the approximately 6.7 million outstanding common units of National Propane Partners.

    Simultaneously with the merger, Columbia Propane acquired general partner interests and subordinated units of National Propane Partners from National Propane Corporation and a subsidiary of National Propane Corporation. The consideration paid to us consisted of (i) cash in the amount of approximately $2.9 million, which included approximately $2.1 million of consideration for the Company's interests plus approximately
                                                                               3

$1.0 million, representing reimbursement of interest paid on the note referred to below, less approximately $0.3 million, representing interest on amounts advanced by Columbia Propane in the tender offer, and (ii) the forgiveness of approximately $15.8 million of a $30.7 million note owed by us to National Propane, L.P. We concurrently repaid the remainder of such note, which was approximately $14.9 million.

    Pursuant to the Purchase Agreement, National Propane Corporation retained a 1% limited partnership interest in National Propane, L.P., which continues to exist as a subsidiary partnership of Columbia Propane, and provided an indemnity relating to certain of National Propane, L.P.'s debt.

FISCAL YEAR

    Effective January 1, 1997, we adopted a 52/53 week fiscal convention for the Company and our subsidiaries (other than National Propane Corporation) whereby our fiscal year ends each year on the Sunday that is closest to December 31 of such year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

BUSINESS SEGMENTS

               PREMIUM BEVERAGES (SNAPPLE, MISTIC AND STEWART'S)

    Through Snapple, Mistic and Stewart's, we are a leader in the U.S. wholesale premium beverage market. According to A.C. Nielsen data, in 1999 our premium beverage brands had the leading share (33%) of premium beverage sales volume in convenience stores, grocery stores and mass merchandisers.

SNAPPLE

    Snapple markets and distributes all-natural ready-to-drink teas, fruit drinks and juices. During 1999, Snapple case sales represented approximately 80% of our total premium beverage case sales. Since we acquired Snapple in May 1997, Snapple has strengthened its distributor relationships, improved promotional initiatives and significantly increased new product introductions and packaging innovations. These activities contributed to an increase in Snapple case sales of 7.3% in 1999 compared to 1998 and 8.4% in 1998 compared to 1997. According to A.C. Nielsen data, in 1999 Snapple had the leading share (28%) of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers, compared to 10% for the next highest brand.

    We have benefited from the continued growth of our core products as well as the successful introduction of our innovative new beverages. New product introductions contributed to the growth of our core products by maintaining a sense of freshness and excitement for the overall product line and enhancing brand imagery for consumers. Case sales of Snapple's top five products in 1999, which represent 36% of its domestic case sales, have grown 8.8% since
December 31, 1997. In April 1999, Snapple introduced Snapple Elements'TM', a line of juice drinks and teas enhanced with herbal ingredients to capitalize on, in part, the growing consumer demand for all-natural, health-oriented products. Snapple Elements is offered in eight flavors. We expect to introduce at least two new flavors prior to this summer's selling season. In 1999, Snapple Elements won Beverage World's Globe Design Gold Award for best overall product design. In 1999, Snapple also introduced several new fruit drink flavors, including Diet Orange Carrot and Raspberry Peach. In 1998, Snapple introduced a successful new line of products called WhipperSnapple'r', which is a smoothie-like beverage. In 1998, WhipperSnapple was named Convenience Store News' best new non- alcoholic beverage product and won the American Marketing Association's Edison award for best new beverage product.

MISTIC

    Mistic markets and distributes a wide variety of premium beverages, including fruit drinks, ready-to-drink teas, juices and flavored seltzers under the Mistic'r' and Mistic Fruit Blast'TM' brand names. In general, Mistic complements Snapple by appealing to consumers who prefer a sweeter product with stronger fruit flavors. According to A.C. Nielsen data, in 1999 Mistic had a 3% share of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers. Since Mistic was acquired in August 1995, we have introduced more than 35 new flavors, a line of 100% fruit juices, various new bottle sizes and shapes and numerous new package designs. In 1999, Mistic introduced a line of 50% juice drinks, including Orange
4

Carrot, which has become Mistic's best selling product, Mango Carrot, Tropical Carrot and Orange Mango. Mistic also introduced Mistic Italian Ice Smoothies'TM', a smoothie-like beverage, and Sun Valley Squeeze'TM', a fruit drink packaged in a proprietary 20 ounce bottle with dramatic graphics. In 1999, Mistic Italian Ice Smoothies was the runner-up to Snapple Elements and won Beverage World's Globe Design Silver Award for package design. In March 2000 Mistic introduced Mistic Hip-Hop'TM', juice drinks aimed at younger consumers which are packaged in 20 ounce bottles that feature graphics with top-selling hip-hop artists. Mistic plans to introduce one additional new major product platform in 2000.

STEWART'S

    Stewart's markets and distributes Stewart's brand premium soft drinks, including Root Beer, Orange N' Cream, Diet Root Beer, Cream Ale, Ginger Beer, Creamy Style Draft Cola, Classic Key Lime, Lemon Meringue, Cherries N' Cream, Classic Grape and Peach. In March 2000, Stewart's launched 'S'TM', a line of super premium diet sodas in five flavors in a proprietary bottle. Stewart's holds the exclusive perpetual worldwide license to manufacture, distribute and sell Stewart's brand soft drinks and owns the Fountain Classics'r' trademark. Through the fourth quarter of 1999, Stewart's has experienced 29 consecutive quarters of double-digit percentage case sales increases compared to the prior year's comparable quarter. Overall, Stewart's has grown its case sales by approximately 13% in 1999 compared to 1998 and approximately 17% in 1998 compared to 1997, primarily by increasing penetration in existing markets, entering new markets and continuing product innovation. According to A.C. Nielsen data, in 1999 Stewart's had a 2% share of U.S. premium beverage sales volume in convenience stores, grocery stores and mass merchandisers.

SALES AND MARKETING

    Snapple and Mistic have a combined sales and marketing staff, while Stewart's has its own sales and marketing staff. The sales forces are responsible for overseeing sales to distributors, monitoring retail account performance and providing sales direction and trade spending support. Trade spending includes price promotions, slotting fees and local consumer promotions. The sales force handles most accounts on a regional basis with the exception of large national accounts, which are handled by a national accounts group. As of January 2, 2000, we employed a sales and marketing staff excluding that of Snapple-owned distributors, of approximately 266 people.

    After acquiring Snapple, we revived Snapple's tradition of quirky advertising and promotional campaigns. In May 1997, we announced the return of Wendy 'The Snapple Lady' and introduced a new flavor, Wendy's Tropical Inspiration'TM', in a commercial featuring Wendy's return from a deserted island to help 'save Snapple.' In the summer of 1998 Snapple launched its 'Win Nothing Instantly' sweepstakes where consumers won prizes such as 'No Car Payments,' awarding $100 per month for one year, and 'No Rent,'awarding $1,000 per month for one year. This sweepstakes received a 'Brammy' award from Brandweek magazine for 'Best Promotion' for all categories. Snapple's 'Good Fruit/Bad Fruit' commercial was recognized by Ad Week as one of the best campaigns of 1999.

    Mistic uses targeted advertising. The 1996-1997 'Show Your Colors' campaign, reflecting the desires of young consumers to express their individuality, was widely recognized in the advertising trade industry. Mistic won the Promotional Marketing Association's Silver Reggie award in 1998 for its promotional sweepstakes that offered consumers who matched the color under the cap of Mistic products to the color of Dennis Rodman's hair one day of his salary as a Chicago Bull.

    We intend to maintain consistent advertising campaigns for our brands as an integral part of our strategy to stimulate consumer demand and increase brand loyalty. In 1999, we employed a combination of network and cable advertising complemented with local spot advertising in our larger markets. In most markets, we have used television as the primary advertising medium and radio as the secondary medium, although Mistic has used radio as its primary advertising medium. We also employ outdoor, newspaper and other print media advertising, as well as in-store point of sale promotions.

DISTRIBUTION

    We currently sell our premium beverages through a network of distributors that include specialty beverage, carbonated soft drink and licensed beer/wine/spirits distributors. In addition, Snapple uses brokers for
                                                                               5
distribution of some Snapple products in Florida and Georgia. We distribute our products internationally primarily through one licensed distributor in each country. We typically grant distributors exclusive rights to sell Snapple, Mistic and/or Stewart's products within a defined territory. We have written agreements with distributors who represent approximately 84% of our volume. The agreements are typically either for a fixed term renewable upon mutual consent or are perpetual, and are terminable by us for cause. The distributor may generally terminate its agreement upon specified prior notice.

    We believe that company-owned distributors place more focus on increasing sales of our products and successfully launching our new products. At the beginning of 1999, Snapple owned two of its largest distributors, Mr. Natural, Inc., which distributes in the New York metropolitan area, and Pacific Snapple Distributors, Inc., which distributes in parts of southern California. In February 1999, Snapple acquired Millrose Distributors, Inc., which prior to the transaction acquired certain assets of Mid-State Beverage, Inc., for approximately $17.25 million. Millrose and Mid-State distributed Snapple and Stewart's products in parts of New Jersey. Before the acquisition, Millrose was the largest non-company owned Snapple distributor and Mid-State was the second largest Stewart's distributor.

    In January 2000, Snapple acquired Snapple Distributors of Long Island, Inc., which distributes in Nassau and Suffolk counties in New York, for a cash purchase price of $16.8 million, subject to post-closing adjustments. Snapple also agreed to pay $2.0 million over a ten-year period in consideration for a three-year non-compete agreement by some of the sellers. Before the acquisition, Long Island Snapple was the largest non-company-owned distributor of Snapple products and a major distributor of Stewart's products.

    On March 31, 2000 we acquired certain of the assets of California Beverage Company, including the distribution rights for Snapple, Mistic and Stewart's products in the City and County of San Francisco, California, for $1.6 million, subject to post-closing adjustment. The assets acquired by us were contributed to Pacific Snapple.

    In the aggregate, our company-owned distributors were responsible for approximately 24% of Snapple's 1999 domestic case sales and 9% of Stewart's domestic case sales.

    No non-company-owned distributor accounted for more than 10% of total premium beverage case sales in 1997, 1998 or 1999. We believe that we could find alternative distributors if our relationships with our largest distributors were terminated.

    International sales accounted for less than 10% of our premium beverage sales in each of 1997, 1998 or 1999. Since we acquired Snapple, Royal Crown's international group has been responsible for the sales and marketing of our premium beverages outside North America.

CO-PACKING ARRANGEMENTS

    We use more than 20 co-packers strategically located throughout the United States to produce our premium beverage products for us under formulation requirements and quality control procedures that we specify. We select and monitor the producers to ensure adherence to our production procedures. We regularly analyze samples from production runs and conduct spot checks of production facilities. We supply most packaging and raw materials and arrange for their shipment to our co-packers and bottlers. Our three largest co-packers accounted for approximately 54% of our aggregate case production of premium beverages in 1999.

    Our contractual arrangements with our co-packers are typically for a fixed term that is automatically renewable for successive one-year periods. During the term of the agreement, the co-packer generally commits a specified amount of its monthly production capacity to us. Snapple has committed to order guaranteed minimum volumes under contracts covering the production of a majority of its case volume. If the volume actually ordered is less than the guaranteed volume, Snapple is typically required to pay the co-packer the product of (1) an amount per case specified in the agreement and (2) the difference between the volume actually ordered and the guaranteed volume.

    At January 2, 2000, Snapple had reserves of approximately $3.3 million for future payments under its guaranteed volume co-packer agreements known as take-or-pay agreements. We paid approximately $5.9 million under Snapple's take-or-pay agreements during the seven months in 1997 that we owned Snapple and $11.3 million in 1998, primarily related to obligations entered into by the prior owner of Snapple, and $1.4 million in 1999. Mistic has committed to order a guaranteed volume in two instances and a percentage of its
6
products sold in a region in another instance. If the guaranteed volume or percentage is not met, Mistic must make payments to compensate for the difference. Stewart's has no take-or-pay agreements requiring it to make minimum purchases.

    We have generally been able to avoid significant capital expenditures or investments for bottling facilities or equipment and our production-related fixed costs have been minimal because of our co-packing arrangements. We are, however, in the process of establishing a premium beverage packing line at one of our company-operated distribution centers at a cost of approximately $5.0 million, because of significant expected freight and production savings and availability of additional space in one of our facilities. We anticipate that we will continue to use third-party co-packers for most of our production.

    We believe we have arranged for sufficient production capacity to meet our requirements for 2000 and that, in general, the industry has excess production capacity that we could use. We also expect that in 2000 we will meet substantially all of our guaranteed volume requirements under our co-packing agreements.

RAW MATERIALS

    We supply the raw materials used in the preparation and packaging of the Triarc Beverage Group's premium beverage products to their co-packers. For quality control and other purposes, we have chosen to obtain some raw materials, including aspartame, on an exclusive basis from single suppliers and other raw materials, such as glass bottles and flavors, from a relatively small number of suppliers. In turn, we sell to our beverage businesses, at cost, the raw materials that we purchase from our suppliers. Since the acquisition of Snapple, we have been negotiating and continue to negotiate, new supply and pricing arrangements with our suppliers. We believe that, if required, alternate sources of raw materials, other than glass bottles, are available. However, as a result of consolidation of the glass industry, it is uncertain whether all of the glass bottles supplied by two suppliers, who supply approximately 88% of the premium beverage segment's 1999 purchases of glass bottles, could be replaced by alternate sources. We do not believe it reasonably possible that our largest glass suppliers will be unable to achieve substantially all of their anticipated volumes in the near term.

                     SOFT DRINK CONCENTRATES (ROYAL CROWN)

    Through Royal Crown Company, Inc., we participate in the approximately $58 billion domestic retail carbonated soft drink market. Royal Crown produces and sells concentrates used in the production of carbonated soft drinks. Royal Crown is the exclusive supplier of cola concentrate and a primary supplier of flavor concentrates to Cott Corporation, which, based on public disclosures by Cott, is a leading worldwide supplier of premium quality retailer brand soft drinks. Royal Crown also sells these concentrates to independent, licensed bottlers who manufacture and distribute finished beverage products domestically and internationally. Royal Crown's products include: RC'r' Cola, Diet RC'r' Cola, Cherry RC'r' Cola, RC Edge'TM', Diet Rite'r' Cola, Diet Rite'r' flavors, Nehi'r', Upper 10'r', and Kick'r'. RC Cola is the largest national brand cola available to the independent bottling system, which consists of bottlers who do not bottle either Coca-Cola or Pepsi-Cola.

    Royal Crown also sells its products internationally. Royal Crown's export business has grown at an 18% compound annual growth rate over the five years ended 1997, although growth slowed to 4% in 1998 and was down 2.5% in 1999 due to adverse economic conditions in some of its markets, especially Russia and Turkey, and competitive conditions in Mexico. During 1999, Royal Crown's soft drink brands had approximately a 1.4% share of national supermarket volume according to Beverage Digest/A.C. Nielsen data.

SALES AND MARKETING

    Royal Crown uses radio, print and direct mail advertising. RC Cola's 'Great Taste/Great Value' strategy has begun to utilize a money-back taste guarantee and coupons included on its packaging. RC Cola is the official soft drink of Little League Baseball and is beginning its third year as a title sponsor of the #86 Dodge Truck in the Sears Craftsman Truck Series of the NASCAR circuit.

    Royal Crown plans to enhance the 'Better For You' marketing of Diet Rite by focusing on its formulation which has no sodium, no caffeine, no calories and a new sweetener blend containing no aspartame. Diet Rite is the only major U.S. diet soft drink without aspartame.
                                                                               7

    Royal Crown has entered into a media and promotional sponsorship for RC Edge to be the exclusive branded cola marketing partner of the World Wrestling Federation. The promotion was launched in late March 2000, and this summer it will feature four of the World Wrestling Federation's most popular stars on RC Edge's packaging.

PRIVATE LABEL

    Royal Crown believes that private label sales through Cott represent an opportunity to benefit from sales of retailer-branded beverages. Royal Crown's sale of concentrates to Cott began in late 1990. For the five years ended 1999, Royal Crown's sales to Cott increased by a compound annual growth rate of approximately 7%. Royal Crown's revenues from sales to Cott were approximately 15.8% of its total revenues in 1997, 17.2% in 1998 and 22.3% in 1999.

    Royal Crown sells concentrate to Cott under a 21-year concentrate supply agreement which expires in 2015, subject to additional six year extensions. Under the Cott agreement:

     Royal Crown, with limited exceptions, is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages in various containers,

     Cott must purchase from Royal Crown at least 75% of its total worldwide requirements for carbonated soft drink concentrates for beverages sold in the containers for which Royal Crown is the exclusive supplier of concentrates, and

     As long as Cott purchases a specified minimum number of units of private label concentrate in each year of the agreement, Royal Crown will not manufacture and sell private label carbonated soft drink concentrates to parties other than Cott anywhere in the world.

    Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal Crown uses for this private label program are customer-specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop flavors according to each trade customer's specifications. Royal Crown retains ownership of the formulae for the concentrates developed after the date of the Cott agreement, except, in most cases, upon termination of the Cott agreement because of breach or non-renewal by Royal Crown.

ROYAL CROWN DOMESTIC BOTTLER NETWORK

    Royal Crown sells its concentrates to independent licensed bottlers in the United States. Consistent with industry practice, Royal Crown assigns each bottler an exclusive territory for bottled and canned products within which no other bottler may distribute Royal Crown branded soft drinks.

    During 1999, Royal Crown's ten largest bottler groups accounted for approximately 80.5% of Royal Crown's domestic volume of concentrate for branded products. Dr Pepper/Seven Up Bottling Group accounted for approximately 24.5% of this volume during 1999 and RC Chicago Bottling Group accounted for approximately 22.3% of this volume during 1999. Although we believe that Royal Crown could find new bottlers for the RC Cola brand, Royal Crown's sales would decline if these major bottlers stopped selling RC Cola brand products.

ROYAL CROWN INTERNATIONAL BOTTLER NETWORK

    We sell concentrate to bottlers in 72 countries for use in Royal Crown and other branded products. Royal Crown's sales outside the United States were approximately 10.9% of its total revenues in 1997, 11.3% in 1998 and 10.4% in 1999. Sales outside the United States of concentrates were approximately 13.9% of Royal Crown's total concentrate sales in 1997, 13.6% in 1998 and 9.7% in 1999. The decrease in percentages for 1998 and 1999 is mainly attributable to economic conditions in Russia and Turkey and competitive conditions in Mexico. As of January 2, 2000, 112 bottlers and 14 distributors sold Royal Crown branded products outside the United States in 68 countries, with international export sales in 1999 distributed among Canada (7.2%), Latin America and Mexico (30.6%), Europe (19.4%), the Middle East/Africa (21.6%) and the Far East/Pacific Rim (21.3%). While the financial and managerial resources of Royal Crown have been focused on the United States, we believe significant opportunities exist for Royal Crown in international markets. In 1999, new bottlers were added to the following markets: Ireland, Zimbabwe, Algeria, Romania and Tadjikistan. For the 8
five years ended 1999, the compound annual growth rate of Royal Crown's sales outside the United States was approximately 14%.

PRODUCT DEVELOPMENT

    We believe that Royal Crown has a history as an industry leader in product innovation. In 1961, Royal Crown introduced the first national brand diet cola. The Diet Rite flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages. In 1998, Royal Crown introduced two new Diet Rite flavors, Iced Mocha and Lemon Sorbet, and began to use sucralose in Diet RC Cola. In 1999, Royal Crown reformulated Diet Rite to eliminate aspartame. In April 1999, Royal Crown introduced RC Edge, a cola specially formulated with herbal enhancements.

                     RESTAURANT FRANCHISING SYSTEM (ARBY'S)

    Through the Arby's restaurant franchising business, we participate in the approximately $100 billion quick service restaurant segment of the domestic restaurant industry. Arby's, which celebrated its 35th anniversary in 1999, enjoys a high level of brand recognition. In 1998, Arby's had an estimated market share of approximately 73% of the roast beef sandwich segment of the quick service restaurant category. In addition to various slow-roasted roast beef sandwiches, Arby's also offers a selected menu of chicken, turkey, ham and submarine sandwiches, side-dishes and salads. Arby's also currently offers franchisees the opportunity to multi-brand at Arby's locations with T.J. Cinnamons'r' products, which are primarily gourmet cinnamon rolls, gourmet coffees and other related products. Arby's also offers franchisees the opportunity to multi-brand with Pasta Connection'TM' products, which are pasta dishes with a variety of different sauces. As of January 2, 2000, the Arby's restaurant system consisted of 3,228 franchised restaurants, of which 3,069 operate within the United States and 159 operate outside the United States. Of the domestic restaurants, approximately 340 are multi-branded locations that sell T.J. Cinnamons products and 60 are multi-branded locations that sell Pasta Connection products.

    Currently all of the Arby's restaurants are owned and operated by franchisees. Because Arby's owns no restaurants, it avoids the significant capital costs and real estate and operating risks associated with restaurant operations. As a franchisor Arby's receives franchise royalties from all Arby's restaurants and up-front franchise fees from its restaurant operators for each new unit opened. Arby's average franchise royalty rate in 1999 was approximately 3.3% of franchise revenues, which included royalties of 4% of franchise revenues from most existing units and all new domestic units opened.

    From 1996 to 1999, Arby's system-wide sales grew at a compound annual growth rate of 5.4% to $2.3 billion. Through January 2, 2000, the Arby's system has experienced twelve consecutive quarters of domestic same store sales growth compared to the prior year's comparable quarter. During 1999, our franchisees opened 159 new Arby's and closed 66 underperforming Arby's. In addition, Arby's franchisees opened 53 multi-branded T.J. Cinnamons and 40 multi-branded Pasta Connections in Arby's units in 1999. As of January 2, 2000, franchisees have committed to open approximately 1,100 Arby's restaurants over the next
11 years. You should read the information contained in 'Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings.'

    In May 1997, Arby's sold all of the stock of the two corporations owning all of the 355 company-owned Arby's restaurants to RTM Inc., the largest franchisee in the Arby's system. Since that time, Arby's has derived its revenues from two principal sources: (1) royalties from franchisees and (2) franchise fees. Before this sale, Arby's primarily derived its revenues from sales at company-owned restaurants.

ARBY'S RESTAURANTS

    Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of January 2, 2000, franchisees operated Arby's restaurants in 49 states and 9 foreign countries. As of January 2, 2000, the six leading states by number of operating units were: Ohio, with 249 restaurants; Texas, with 167 restaurants; Michigan, with 166 restaurants; Indiana, with 163 restaurants; California, with 156 restaurants; and Georgia, with 155 restaurants. Canada is the country outside the United States with the most operating units, with 123 restaurants.
                                                                               9

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

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 1996 to 1999:

                                              1996       1997       1998       1999
                                              ----       ----       ----       ----
Restaurants open at beginning of
  period................................      2,955      3,030      3,092      3,135
Restaurants opened during period........        132        125        130        159
Restaurants closed during period........         57         63         87         66
                                              -----      -----      -----      -----
Restaurants open at end of period.......      3,030      3,092      3,135      3,228
                                              -----      -----      -----      -----
                                              -----      -----      -----      -----

    During the period from January 1, 1996 through January 2, 2000, 546 new Arby's restaurants were opened and 273 underperforming Arby's restaurants have closed. We believe that this has contributed to the average annual unit volume increase of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

FRANCHISE NETWORK

    At January 2, 2000, 504 Arby's franchisees operated 3,228 separate restaurants. The initial term of the typical 'traditional' franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

    Arby's franchisees opened 11 new restaurants outside of the United States during 1999. Arby's also has territorial agreements with international franchisees in six countries as of January 2, 2000. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries. Arby's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

    In July 1999, Arby's signed the largest overseas development agreement in its history. The agreement was entered into with Sybra Restaurants (UK) Ltd. Under the agreement, 102 new Arby's restaurants are to be developed in southern England over the next 10 years. The first three restaurants are expected to open during the third quarter of 2000.

    Arby's offers franchises for the development of both single and multiple 'traditional' restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.2% during 1998 and approximately 3.3% during 1999. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new restaurant.

    Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Arby's continuously monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

ADVERTISING AND MARKETING

    The Arby's system, through its franchisees, advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants participate. Franchisees contribute .7% of net sales to the Arby's Franchise Association, which produces advertising and promotional materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly net sales, for local advertising.

This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales. As a result of the sale of company-owned restaurants to RTM in May 1997, Arby's no longer has any expenditures for advertising and marketing in support of company-owned restaurants, as compared to approximately $9.0 million in 1997 and $25.8 million in 1996.

QUALITY ASSURANCE

    Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. Arby's assigns a full-time quality assurance employee to each of the five independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at Arby's headquarters tests samples of roast beef periodically from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consultative services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

PROVISIONS AND SUPPLIES

    Five independent meat processors provide all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from one of the five approved suppliers. ARCOP, Inc., a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby's franchisees. Arby's believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

    Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Through ARCOP, Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing. Franchisees representing approximately 73% of the domestic Arby's restaurants recently changed their distributor for food and other supplies following a period of logistical problems by, and the subsequent bankruptcy of, that distributor. You should read the information contained in 'Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings.'

GENERAL

TRADEMARKS

    We own numerous trademarks that are considered material to our businesses, including Snapple, Made From The Best Stuff On Earth'r', Snapple Elements, WhipperSnapple, Snapple Farms'r', Snapple Refreshers'TM', Mistic, Mistic Sun Valley Squeeze, Mistic Italian Ice Smoothies, RC Cola, Diet RC, Cherry RC Cola, RC Edge, Royal Crown, Diet Rite, Nehi, Upper 10, Kick, Fountain Classics, Arby's, T.J. Cinnamons and Pasta Connection. Mistic licenses the Fruit Blast trademark. Stewart's licenses the Stewart's trademark on an exclusive perpetual basis for soft drinks and considers it to be material to its business. In addition, we consider our finished product and concentrate formulae, which are not the subject of any patents, to be trade secrets.

    Many of our material trademarks are registered trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. There are no challenges pending to our right to use any of our material trademarks in the United States.
                                                                              11

COMPETITION

    Beverages

    Our premium beverage products and soft drink concentrate products compete generally with all liquid refreshments and in particular with numerous nationally-known carbonated soft drinks, including Coca-Cola and Pepsi-Cola. We also compete with ready to drink brewed iced tea competitors, including Nestea Iced Tea, which is produced under a long-term license granted by Nestle S.A. to The Coca-Cola Company, and Lipton Original Iced Tea, which is distributed under a joint venture between PepsiCo, Inc. and Thomas J. Lipton Company, a subsidiary of Unilever Plc. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, marketing agreements including calendar marketing agreements, pricing, packaging and the development of new products.

    Until recently, the soft drink business experienced increased price competition that resulted in significant price discounting throughout the industry. Price competition had been especially intense with respect to sales of soft drink products in supermarkets. This resulted in significant discounts and allowances off wholesale prices by bottlers to maintain or increase market share in the supermarket segment. If resumed, these practices could have an adverse impact on us.

    The Coca-Cola Company and PepsiCo, Inc. are also making increased use of exclusionary marketing agreements which prevent or limit the marketing and sale of competitive beverage products at various locations, including colleges, schools, convenience and grocery store chains and municipal locations, including city parks and buildings.

    Restaurant Franchising System

    Arby's faces direct and indirect competition from numerous well-established competitors, including national and regional fast food chains, for example, McDonald's, Burger King and Wendy's. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

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

    Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

GOVERNMENTAL REGULATIONS

    The production and marketing of our beverages are governed by the rules and regulations of various federal, state and local agencies, including the United States Food and Drug Administration. The Food and Drug Administration also regulates the labeling of our products. In addition, our dealings with our bottlers and/or distributors may, in some jurisdictions, be governed by state laws governing licensor-licensee or distributor relationships.

    Various state laws and the Federal Trade Commission regulate Arby's franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have 'franchise relationship laws' that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. Furthermore, the United States Congress has also considered, and there is currently pending, legislation governing various aspects of the franchise relationship. In addition, national, state and local laws affect Arby's ability to provide financing to franchisees. In addition, Arby's franchisees must comply with the Fair Labor Standards Act and the Americans with Disabilities Act, which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state laws governing matters that include, for example, minimum wages, overtime and other working conditions. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation. We believe that the operations of our subsidiaries comply substantially with all applicable governmental rules and regulations.

ENVIRONMENTAL MATTERS

    We are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Based on currently available information and our current reserve levels, we do not believe that the ultimate outcome of any of the matters discussed below will have a material adverse effect on our consolidated financial position or results of operations. Please refer to the section of this prospectus entitled 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

    In May 1994 National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. As of July 19, 1999, the environmental consultants' current range of estimated costs for remediation was from $0.7 million to $1.7 million. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminants may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. As a result of the sale of our interest in National Propane Partners in 1999, Columbia Propane has assumed responsibility for this matter. You should read the information contained in 'Item 1. Business -- Sale of National Propane Partners, L.P.'

    In 1987, Graniteville Company, the assets of which were sold to Avondale Mills, Inc. in April 1996, was notified by the South Carolina Department of Health and Environmental Control ('DHEC') that it had discovered certain contamination of a pond near Graniteville, South Carolina and that Graniteville may be one of the responsible parties. In 1990 and 1991, Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and that other remediation alternatives either provided no significant additional benefits or themselves involved adverse effects. In 1995, Graniteville submitted a proposal regarding periodic monitoring of the site, to which DHEC responded with a request for additional information. Graniteville provided such information to DHEC in February 1996. We are unable to predict at this time what further actions, if any, may be required with respect to the site or what the cost thereof may be. In addition, Graniteville owned a nine acre property in Aiken County, South Carolina, which was operated jointly by Graniteville and Aiken County as a landfill from approximately 1950 through 1973. The United States Environmental Protection Agency conducted a site investigation in 1991 and an Expanded Site Inspection in January 1994. Graniteville
                                                                              13
conducted a groundwater quality investigation in 1992 and a supplemental site assessment in 1994. Based on these investigations, DHEC requested that Graniteville enter into a consent agreement providing for comprehensive assessment of the nature and extent of soil and groundwater contamination at the site, if any, and an evaluation of appropriate remedial alternatives. DHEC and Avondale entered into a consent agreement in December 1997. In its public filings, Avondale estimated the cost of the comprehensive assessment required by the consent agreement to be between $200,000 and $400,000. Because Avondale's public filings indicate that this investigation has not concluded, we are currently unable to predict what further actions, if any, will be necessary to address the landfill. In connection with the sale of Graniteville to Avondale, we agreed to indemnify Avondale for certain costs incurred by it in connection with the foregoing matters that are in excess of applicable reserves.

SEASONALITY

    Our beverage and restaurant franchising businesses are seasonal. In our beverage businesses, the highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues, and our first and fourth quarters have lower revenues, from the beverage businesses. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year. Our EBITDA and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher beverage revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in interim periods either as incurred or allocated to interim periods based on time expired. Our first fiscal quarter EBITDA and operating profit has also been lower due to advertising and production costs, which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

EMPLOYEES

    As of January 2, 2000, we had approximately 1,194 employees, including 936 salaried employees and 258 hourly employees. We believe that employee relations are satisfactory. As of January 2, 2000, approximately 52 of our employees were covered by various collective bargaining agreements expiring from time to time from the present through August 2002. This number includes 18 of our employees whose collective bargaining agreement expired in January 2000 after their union was placed in receivership. It is expected that the collective bargaining agreement with these employees' new union will be renewed for one year.

OTHER TRANSACTIONS

    On January 19, 2000, we acquired all of the outstanding membership interests of 280 Holdings, LLC from Triangle Aircraft Services Corporation, a corporation owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer, for $27.2 million, consisting of $9.2 million of cash and the assumption of $18.0 million of debt. The price paid was approved by the Audit Committee and Board of Directors of the Corporation and was based on independent third party appraisals. 280 Holdings owns an airplane that had previously been leased to us by Triangle Aircraft. In addition, Triangle Aircraft refunded to us $1.2 million, representing the unamortized portion of the payment relating to the airplane that we made to Triangle Aircraft in 1997 in connection with the then five-year extension of the lease of the airplane.

RISK FACTORS

    We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.
14

    OUR SUBSTANTIAL LEVERAGE MAY ADVERSELY AFFECT US

    We have a significant amount of indebtedness. On an unconsolidated basis, our indebtedness at January 2, 2000 was $114.1 million, excluding intercompany debt. In addition, at January 2, 2000 our total consolidated indebtedness was $893.1 million.

    In addition to the above indebtedness, our subsidiaries may borrow an additional $60.0 million of revolving credit loans under the credit facility, subject to certain limitations contained in the credit facility, the indenture and instruments governing our other debt. You should read the information included in 'Item 1 -- Business -- Refinancing of Subsidiary Indebtedness.' If new debt is added to our current debt levels, the related risks that we face could increase. In addition, under our various debt agreements, substantially all of our assets, other than cash, cash equivalents and short term investments, are pledged as collateral security. As of January 2, 2000, on a consolidated basis we had approximately $161.9 million of cash and cash equivalents and approximately $151.6 million of short-term investments.

    Our subsidiaries' credit facility contains financial covenants that, among other things, require our subsidiaries to maintain certain financial ratios and restrict our subsidiaries' ability to incur debt, enter into certain fundamental transactions (including certain mergers and consolidations) and create or permit liens. If our subsidiaries are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of principal and interest under, or are unable to comply with covenants of, the credit facility or the indenture, we would be in a default under the terms thereof which would permit the lenders under the credit facility and, by reason of a cross default provision, the indenture, to accelerate the maturity of the balance thereof. You should read the information we have included in Note 8 to the Consolidated Financial Statements.

    HOLDING COMPANY STRUCTURE

    Because we are predominantly a holding company, our ability to service debt and pay dividends, including dividends on our common stock, is primarily dependent upon, in addition to our cash, cash equivalents and short term investments on hand, cash flows from our subsidiaries, including loans, cash dividends and reimbursement by subsidiaries to us in connection with providing certain management services and payments by subsidiaries under certain tax sharing agreements. At January 2, 2000, on an unconsolidated basis, our total cash, cash equivalents and short-term investments were approximately
$212.6 million.

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

    In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of January 2, 2000, our subsidiaries had aggregate indebtedness of approximately $779.0 million excluding intercompany indebtedness.

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

    WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP SUCCESSFUL NEW BEVERAGE PRODUCTS

    Part of our strategy is to increase our sales through the development of new beverage products. Although we have successfully launched a number of new beverage products, we cannot assure you that we will be able to continue to develop, market and distribute future beverage products that will enjoy market acceptance. The
                                                                              15
failure to develop new beverage products that gain market acceptance would have an adverse impact on our growth and would materially adversely affect us.

    ARBY'S IS DEPENDENT ON RESTAURANT REVENUES AND OPENINGS

    Arby's principal source of revenues are royalty fees received from its franchisees. Accordingly, Arby's future revenues will be highly dependent on the gross revenues of Arby's franchisees and the number of Arby's restaurants that its franchisees operate. In January 2000, the major supplier of food and other products to Arby's franchisees filed for bankruptcy. That bankruptcy and the subsequent change of distributors by franchisees has not had a significant adverse effect on us as of the date of this Form 10-K. However, it is possible that interruptions in the distribution of supplies to our franchisees could adversely affect sales by our franchisees and cause a decline in the royalty fees that we receive from them.

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

    Number of Arby's Restaurants

    Numerous factors beyond our control affect restaurant openings. These factors include the ability of a potential restaurant owner to obtain financing, locate an appropriate site for a restaurant and obtain all necessary state and local construction, occupancy or other permits and approvals. Although as of January 2, 2000 franchisees have signed commitments to open approximately 1,100 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants.

    ARBY'S RELIANCE ON CERTAIN FRANCHISEES MAY ADVERSELY AFFECT US; WE REMAIN CONTINGENTLY LIABLE ON CERTAIN OBLIGATIONS.

    During 1999, Arby's received approximately 26.8% of its royalties from RTM and its affiliates, which are franchisees of approximately 700 Arby's restaurants, and received approximately 7% of its royalties from each of two other franchisees. Arby's franchise royalties could decline from their present levels if any of these franchisees suffered significant declines in their businesses.

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

    ROYAL CROWN'S RELIANCE ON CERTAIN CUSTOMERS AND BOTTLERS MAY ADVERSELY AFFECT US

    PRIVATE LABEL SALES

    Royal Crown relies to a significant extent upon sales of beverage concentrates to Cott Corporation under a long-term concentrate supply agreement which continues until 2015, subject to additional six-year extensions. Royal Crown's revenues from sales to Cott were approximately 15.8% of its total revenues in 1997, 17.2% in 1998 and 22.3% in 1999. If Cott's business declines, or if Royal Crown's supply agreement with Cott is terminated, Royal Crown's sales would be adversely affected.

    BOTTLERS

    Royal Crown relies upon its relationships with certain key bottlers. For example:

     Dr Pepper/Seven Up Bottling Group accounted for approximately 24.5% of Royal Crown's domestic volume of concentrate for branded products during 1999; RC Chicago Bottling Group accounted for approximately 22.3% of such volume during 1999;

     Royal Crown's ten largest bottler groups accounted for approximately 80.5% of Royal Crown's domestic volume of concentrate for branded products during 1999.
16

    Royal Crown's sales would decline from their present levels if any of these major bottlers stopped selling RC Cola brand products. Although we believe that we could find new bottlers for the RC Cola brand products, we cannot assure you that new bottlers would provide Royal Crown with the level of sales that these bottlers have.

    COMPETITION FROM OTHER BEVERAGE AND RESTAURANT COMPANIES COULD ADVERSELY AFFECT US

    The premium beverage, carbonated soft drink and restaurant industries are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources that we do. You should read the information we have included in 'Item 1. Business -- Competition.'

    ENVIRONMENTAL LIABILITIES

    Certain of our operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

ITEM 2. PROPERTIES.

    We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease a majority of our properties.

    The following table describes information about the major plants and facilities of each of our business segments, as well as our corporate headquarters, as of January 2, 2000:

                                                                                    Approximate
                                                                                    Sq. Ft. of
Active Facilities                    Facilities -- Location            Land Title   Floor Space
-----------------                    ----------------------            ----------   ------------
Triarc Corporate Headquarters......  New York, NY                      1 leased        30,670
Beverages..........................  Concentrate Mfg:
                                     Columbus, GA                      1 owned        216,000
                                     (including office)
                                     Beverage Group Headquarters       1 leased        71,970
                                     White Plains, NY
                                     Stewart's Headquarters            1 leased         4,200
                                     Denver, CO
                                     Office/Warehouse Facilities       8 leased       807,395*
                                     (various locations)
Restaurants........................  Headquarters                      1 leased        47,300**
                                     Ft. Lauderdale, FL

---------

 * Includes 180,000 square feet of warehouse space that is subleased to a third party.

** Royal Crown subleases approximately 3,500 square feet of this space from Arby's.

                              -------------------

    Arby's also owns three and leases seven properties which are leased or sublet principally to franchisees and has leases for four inactive properties. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

    Substantially all of the properties used in our businesses are pledged as collateral under secured debt arrangements.

ITEM 3. LEGAL PROCEEDINGS.

    We are a party to two consolidated actions in the United States District Court for the Southern District of New York involving three former court appointed directors of the Company's Board. In March 1995, we paid fees to the former directors for their services as court appointed directors and, in connection with the payment of those fees, the former directors executed release/agreements in our favor.

    In November 1995, we commenced the first of the consolidated actions, in New York State court, alleging that the former court appointed directors violated the release/agreements by initiating legal proceedings, subsequently dismissed, for the purpose of obtaining additional fees of $3.0 million. The former directors filed a third-party complaint in that action against Nelson Peltz for indemnification. On June 27, 1996, the former court appointed directors commenced the second of the consolidated actions in the United States District Court for the Northern District of Ohio, asserting claims against Nelson Peltz and others. In an amended complaint, the former court appointed directors alleged, among other things, that the defendants conspired to mislead a federal court in connection with the change of control of Triarc in April 1993 and in connection with the payment of the former court appointed directors' fees. The former court appointed directors also alleged that Mr. Peltz and Steven Posner conspired to frustrate collection of amounts owed by Steven Posner to the United States. The amended complaint sought, among other relief, damages in an amount not less than $4.5 million, an order returning the former court appointed directors to our Board and rescission of the 1993 change of control transaction. By order dated February 10, 1999, the court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him in the consolidated actions. On September 29, 1999, the three former directors filed a notice of appeal from the dismissal of their claims against Mr. Peltz. On October 7, 1999, the parties filed a stipulation and proposed order of voluntary dismissal of the remaining claims without prejudice which was approved by the court on October 12, 1999. On March 15, 2000 the Court entered an order dismissing the former court appointed directors' appeal for failure to comply with the Court's scheduling order. We have been advised that the former directors intend to ask the court to reinstate their appeal.

    On February 19, 1996, Arby's Restaurants S.A. de C.V., the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract alleging that a non-binding letter of intent between the plaintiff and Arby's constituted a binding contract under which Arby's had obligated itself to repurchase the master franchise rights from the plaintiff for $2.85 million and that Arby's had breached a master development agreement between the plaintiff and Arby's. Arby's commenced an arbitration proceeding regarding this matter pursuant to the terms of the franchise and development agreements. In September 1997, the arbitrator ruled that the letter of intent was not a binding contract and the master development agreement was properly terminated. The plaintiff challenged that decision and in March 1998, the civil court of Mexico ruled that the letter of intent was a binding contract and ordered Arby's to pay the plaintiff $2.85 million, plus interest and value added tax. In May 1997, the plaintiff commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that Arby's had engaged in fraudulent negotiations with the plaintiff in 1994-1995 and had tortiously interfered with an alleged business opportunity that the plaintiff had with a third party. Arby's moved to dismiss that action. In October 1999, the parties entered into a settlement agreement dismissing all of the proceedings with prejudice. Pursuant to the settlement, Arby's paid $1.65 million to the plaintiffs to avoid the expense of continuing litigation. In addition, the plaintiff will continue to be an Arby's franchise and, among other things, will be entitled to $150,000 in credits against future royalties and other fees as well as the right to open four additional stores without paying initial franchise fees.

    On June 25, 1997, Kamran Malekan and Daniel Mannion, allegedly stockholders of the Company, commenced an action in the Delaware Court of Chancery, New Castle County against the directors and certain former directors of the Company, and naming the Company as a nominal defendant. The action purports to assert claims on behalf of the Company and a class of all persons who held stock of the Company on April 25, 1994. In an amended complaint, the plaintiffs allege that the defendants violated their fiduciary duties and duties of good faith to the Company and its stockholders and violated representations in the Company's 1994 Proxy Statement by granting certain compensation to Nelson Peltz and Peter May in 1994-1997, including special bonuses to Messrs. Peltz and May in 1996. The plaintiffs further allege that the 1994 Proxy Statement contained false and misleading statements concerning the Company's compensation plans. The amended complaint seeks, among other remedies, rescission of all option grants to Messrs. Peltz and May that allegedly contravene the representations in the 1994 Proxy Statement, an order directing Messrs. Peltz and May to repay to the Company their 1996 special bonuses, an order enjoining the defendants from awarding compensation to Messrs. Peltz and May in violation of the representations in the 1994 Proxy Statement and damages. On March 30, 2000, the parties entered into a memorandum of understanding setting forth an agreement in principle pursuant to which, among other things,
(i) the Malekan case will be dismissed with prejudice; (ii) Messrs. Peltz and May will deliver a three-year note payable to the Company in the amount of $5.0 million; and (iii) Messrs. Peltz and May will surrender an aggregate of 775,000 performance options awarded to them in 1994. The memorandum of understanding is subject to a number of conditions, including the execution of definitive settlement documents and approval of the settlement by the Court.

    On August 13, 1997, Ruth LeWinter and Calvin Shapiro, both allegedly Company stockholders, commenced a purported class and derivative action in the United States District Court for the Southern District of New York that is substantially identical to the Malekan action discussed above. On October 2, 1997, five former directors of the Company, including the three former court-appointed directors, filed cross-claims in the LeWinter action against the Company and Nelson Peltz. The cross-claims alleged that Mr. Peltz violated an undertaking given to a federal court in February 1993 by failing to vote his shares to keep the former directors on the Company's Board, and that he conspired with Steven Posner to violate a court order prohibiting Mr. Posner from serving as an officer or director of the Company. The former directors seek indemnification in connection with the LeWinter action; damages in an unspecified amount in excess of $75,000; and costs and attorney's fees. On September 30, 1999, the court entered an order staying that case pending a resolution of the Malekan action described above. The stay order remains in effect on the date of this Form 10-K.

    In October 1997, Mistic commenced an action against Universal Beverages Inc., a former Mistic co-packer, Leesburg Bottling & Production, Inc., an affiliate of Universal, and Jonathan O. Moore, an individual affiliated with the defendants, in the Circuit Court for Duval County, Florida. The action, which was subsequently amended to add additional defendants, sought, among other things, damages relating to the unauthorized sale by the defendants of raw materials, finished product and equipment that was owned by Mistic but in the possession of the defendants. In their answer, counterclaim and third party complaint, some defendants alleged various causes of action against Mistic, Snapple and Triarc Beverage Holdings and sought damages of $6 million relating to a purported breach by Snapple and Mistic of an alleged oral agreement to have Universal and/or Leesburg manufacture Snapple and Mistic products. These defendants also sought to recover various amounts totaling approximately $500,000 allegedly owed to Universal for co-packing and other services rendered. In July 1999, Mistic settled its claims against some defendants who had not asserted any counterclaims. In August, 1999, Mistic and the remaining defendants entered into a comprehensive settlement agreement which, among other things, provided for a dismissal with prejudice of all claims against Mistic, Snapple and Triarc Beverage Holdings. No payments by Mistic, Snapple or Triarc Beverage Holdings are required under the settlement agreement.

    In connection with the proposed going private transaction discussed in 'Item
1. Business -- Withdrawal of Going Private Proposal; Dutch Auction Tender Offer' above, various class actions had been brought on behalf of our stockholders in the Court of Chancery of the State of Delaware challenging the offer by Messrs. Peltz and May. These class actions name Triarc, Messrs. Peltz and May and directors of Triarc as defendants. The class actions allege that consummation of the offer by Messrs. Peltz and May would constitute a breach of the fiduciary duties of our directors, that the proposed consideration to be paid for our common stock in the proposed going private transaction was unfair, and demand, in addition to damages and costs, that consummation of the offer by Messrs. Peltz and May be enjoined. On March 26, 1999, four of the plaintiffs in the foregoing actions filed an amended complaint alleging that the defendants violated fiduciary duties owed to our stockholders by failing to disclose, in connection with our Dutch Auction self-tender offer discussed in 'Item 1. Business -- Withdrawal of Going Private Proposal; Dutch Auction Tender Offer' above, that the Special Committee had allegedly determined that the proposed going private transaction was unfair. The amended complaint seeks an injunction enjoining consummation of the self-tender offer unless the alleged disclosure violations are cured, and requiring us to provide additional disclosure, together with damages in an unspecified amount. Discovery has commenced in the action.

    On March 23, 1999, Norman Salsitz, allegedly a stockholder of Triarc, filed a complaint in the United States District Court for the Southern District of New York against us, Nelson Peltz and Peter May. The complaint purports to assert a claim for alleged violation of Section 14(e) of the Securities Exchange Act of

1934, as amended, on behalf of all persons who held our stock as of March 10, 1999. The complaint alleges that our tender offer statement filed with the Securities and Exchange Commission in connection with the proposed Dutch Auction self-tender offer was materially false and misleading in that, among other things, it failed to disclose alleged recent valuations of Triarc, which the complaint alleges showed that the self-tender price was unfair to our stockholders. The complaint seeks damages in an amount to be determined, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief. On June 28, 1999, the Company, Mr. Peltz and Mr. May moved to dismiss the complaint or alternatively to stay the Salsitz action pending the resolution of the Delaware action. On March 20, 2000, the court denied the motion for a stay and granted in part and denied in part the motion to dismiss. There has been no discovery in this action and no trial date has been set.

    On September 14, 1999, William Pallot filed a purported derivative action against our directors and other defendants, and naming us as a nominal defendant, in the Supreme Court of the State of New York, New York County. The complaint alleges that the defendants breached their fiduciary duties and aided and abetted breaches of fiduciary duties by causing us to enter into an agreement to purchase shares of the Company's Class B common stock owned by affiliates of Victor Posner. The complaint seeks, among other relief, damages in an unspecified amount, a declaration that the stock purchase agreement is void, rescission of our purchase of shares pursuant to the stock purchase agreement and an injunction against consummating additional purchases under the agreement, and removal of Messrs. Peltz and May as directors and officers of Triarc. On November 15, 1999, we and the director defendants filed a motion to dismiss the complaint. On February 2, 2000, the plaintiff filed an amended complaint. In addition, to reiterating the allegations discussed above, the amended complaint alleged that the defendants violated their fiduciary duties and wasted corporate assets by approving the Company's lease and purchase of aircraft from Triangle Aircraft Services Corporation. The amended complaint further alleges that between 1994 and 1997, the directors have caused Triarc to award Messrs. Peltz and May unauthorized compensation. In addition to the relief sought in the original complaint, the amended complaint seeks an award of damages against the defendants, purportedly on behalf of the Company, in an unspecified amount. On February 17, 2000, before the defendants had responded to the amended complaint, the plaintiffs filed a second amended complaint containing additional factual allegations relating to the matters asserted in the original and first amended complaint, and seeking additional equitable relief, including rescission of the aircraft and helicopter lease and purchase transactions. On March 22, 2000 the defendants moved to dismiss the second amended complaint. That motion is pending.

    It is our opinion that the outcome of any of the matters described above or any of the other matters that have arisen in the ordinary course of our business will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our 1999 Annual Meeting of Stockholders on September 23, 1999. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended October 3, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market our class A common stock is the New York Stock Exchange ('NYSE') (symbol: TRY). The high and low market prices for our class A common stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                              MARKET PRICE
                                                     ----------------------------
                FISCAL QUARTERS                           HIGH            LOW
                ---------------                           ----            ---
1998
    First Quarter ended March 29....................... $28 1/4         $23
    Second Quarter ended June 28.......................  27 3/4          21 1/2
    Third Quarter ended September 27...................  23 1/4          14 1/2
    Fourth Quarter ended January 3, 1999...............  16 1/2          12 3/8
1999
    First Quarter ended April 4........................  17 7/16         14 3/4
    Second Quarter ended July 4........................  21 13/16        16 15/16
    Third Quarter ended October 3......................  22 1/8          19 7/8
    Fourth Quarter ended January 2, 2000...............  21 7/16         17 1/4

    We did not pay any dividends on our common stock in 1998, 1999 or in the current year to date and do not presently anticipate the declaration of cash dividends on our common stock in the near future.

    As of March 15, 2000, there were 3,998,414 shares of our Class B Common Stock outstanding, all of which were owned by entities controlled by Victor Posner. All of the shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with Victor Posner or such entities. As noted above in 'Item 1. Business -- Repurchase of Class B Common Stock,' in August 1999, we entered into an agreement pursuant to which we are obligated to acquire all of the outstanding shares of Class B Common Stock on or prior to August 19, 2001, subject to extension in certain limited circumstances. We have no class of equity securities currently issued and outstanding except for the Class A Common Stock and the Class B Common Stock.

    Because we are predominantly a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short term investments on hand, cash flows from our subsidiaries. Under the terms of various indentures and credit arrangements, our principal subsidiaries are currently unable to pay any dividends or make any loans or advances to us. You should read the information we have included in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Note 8 to our consolidated financial statements.

    On March 10, 1999 a previously announced $50 million stock repurchase program was terminated in light of the then ongoing Dutch Auction tender offer. Through that date, we had repurchased 1,391,350 shares of Class A Common Stock, at an aggregate cost of approximately $21.8 million, under that stock repurchase program. You should read the information included described in 'Item 1.
Business -- Withdrawal of Going Private Proposal; Dutch Auction Tender Offer.'

    On April 29, 1999, we announced that our management was authorized, when and if market conditions warranted, to purchase from time to time over the twelve month period commencing on May 7, 1999, up to $30 million worth of our Class A Common Stock. Through March 15, 2000, we repurchased 295,334 shares, at an average cost of $20.96 per share (including commissions), for an aggregate cost of approximately $6.2 million, pursuant to this stock repurchase program. We cannot assure you that we will repurchase any additional shares pursuant to this stock repurchase program. In addition to the shares repurchased pursuant to the stock repurchase program, in August 1999 we repurchased 1,999,208 shares of our Class B Common Stock for an aggregate purchase price of approximately $40.9 million and are obligated to repurchase the remaining 3,998,414 shares on or before August 19, 2001, subject to extension in certain limited circumstances. You should read the information we have included in Item 1.
'Business -- Repurchase of Class B Common Stock' and ' -- Withdrawal of Going Private Proposal; Dutch Auction Tender Offer'.

    As of March 15, 2000, there were approximately 3,832 holders of record of our Class A Common Stock and two holders of record of our Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA(1)

                             YEAR ENDED DECEMBER 31,      YEAR ENDED       YEAR ENDED      YEAR ENDED
                             -----------------------     DECEMBER 28,      JANUARY 3,      JANUARY 2,
                                1995          1996          1997(2)          1999(2)         2000(2)
                                ----          ----          -------          -------         -------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues...................  $1,008,554     $754,926      $  696,152       $  815,036      $  853,972
Operating profit (loss)....      11,470 (5)  (34,041)(6)      17,075 (7)       81,842          83,255 (10)
Income (loss) from
  continuing operations....     (37,146)(5)  (66,316)(6)     (23,478)(7)       14,238(9)        8,735 (10)
Income from discontinued
  operations...............         152       57,831          23,643              398          13,486
Extraordinary charges......      --           (5,416)         (3,781)          --             (12,097)
Net income (loss)..........     (36,994)(5)  (13,901)(6)      (3,616)(7)       14,636(9)       10,124 (10)
Basic income (loss) per
  share(3):
    Continuing
      operations...........       (1.25)       (2.22)           (.78)             .47             .34
    Discontinued
      operations...........         .01         1.94             .79              .01             .52
    Extraordinary
      charges..............      --             (.18)           (.13)          --                (.47)
    Net income (loss)......       (1.24)        (.46)           (.12)             .48             .39
Diluted income (loss) per
  share(3):
    Continuing
      operations...........       (1.25)       (2.22)           (.78)             .45             .32
    Discontinued
      operations...........         .01         1.94             .79              .01             .50
    Extraordinary
      charges..............      --             (.18)           (.13)          --                (.45)
    Net income (loss)......       (1.24)        (.46)           (.12)             .46             .37
Total assets...............     938,148      659,451       1,004,565        1,019,602       1,123,732
Long-term debt.............     634,026      341,110         563,980          668,281         850,859
Stockholders' equity
  (deficit)(4).............      20,650        6,765          44,521 (8)       11,272        (166,726)(11)
Weighted-average common
  shares outstanding.......      29,764       29,898          30,132           30,306          26,015 (11)

---------

 (1) Selected Financial Data for the years prior to the fiscal year ended January 2, 2000 have been retroactively reclassified to reflect the discontinuance of the Company's propane business sold in July 1999. In addition, Selected Financial Data for the fiscal years ended on or prior to December 28, 1997 reflect the discontinuance of the Company's dyes and specialty chemicals business sold in December 1997.

 (2) The Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year. In accordance with this method, the Company's 1997 and 1999 fiscal years contained 52 weeks and its fiscal year 1998 contained 53 weeks.

 (3) Basic and diluted loss per share are the same for each of the years in the three-year period ended December 28, 1997 since the only then existing potentially dilutive securities, stock options, would have had an antidilutive effect for all such years. The shares used in the calculation of diluted income per share for the years ended January 3, 1999 (31,527,000) and January 2, 2000 (26,943,000) consist of the weighted average common shares outstanding and potential common shares reflecting the effect of dilutive stock options of 1,221,000 and 818,000, respectively, and for the year ended January 2, 2000 the effect of a dilutive forward purchase obligation for common stock of 110,000 shares.

 (4) The Company has not paid any dividends on its common shares during any of the years presented.

 (5) Reflects certain significant charges and credits recorded during 1995 as follows: $16,591,000 charged to operating profit representing a $14,647,000 reduction in the carrying value of long-lived assets impaired or to be disposed, $2,700,000 of facilities relocation and corporate restructuring and $3,280,000 of accelerated vesting of restricted stock, less $4,036,000 of other net credits; and $6,789,000 charged to loss from continuing operations and net loss representing the aforementioned $16,591,000 charged to operating profit, $1,000,000 of equity in losses of an investee, less $15,088,000 of net gains consisting of $11,945,000 of gain on sale of excess timberland and $3,143,000 of other net gains, plus $686,000 of
                                              (footnotes continued on next page)

(footnotes continued from previous page) income tax provision relating to the aggregate of the above net charges and a $3,600,000 provision for income tax contingencies.

 (6) Reflects certain significant charges and credits recorded during 1996 as follows: $73,100,000 charged to operating loss representing a $64,300,000 charge for impairment of long-lived assets principally company-owned restaurants and related exit costs and $8,800,000 of facilities relocation and corporate restructuring; $53,291,000 charged to loss from continuing operations representing the aforementioned $73,100,000 charged to operating loss, $8,175,000 of losses on sale of businesses, less $27,984,000 of income tax benefit relating to the aggregate of the above charges; and $6,695,000 charged to net loss representing the aforementioned $53,291,000 charged to loss from continuing operations, less $52,012,000 of gain on disposal of discontinued operations and plus a $5,416,000 extraordinary charge from the early extinguishment of debt.

 (7) Reflects certain significant charges and credits recorded during 1997 as follows: $38,890,000 charged to operating profit representing $31,815,000 of charges for post-acquisition related transition, integration and changes to business strategies and $7,075,000 of facilities relocation and corporate restructuring; $25,864,000 charged to loss from continuing operations representing the aforementioned $38,890,000 charged to operating profit, $3,513,000 of loss on sale of businesses, net, less $16,539,000 of income tax benefit relating to the aggregate of the above net charges; and $4,716,000 charged to net loss representing the aforementioned $25,864,000 charged to loss from continuing operations, less $24,929,000 of gain on disposal of discontinued operations and plus a $3,781,000 extraordinary charge from the early extinguishment of debt.

 (8) In connection with the acquisition of Stewart's Beverages, Inc., the Company issued 1,566,858 shares of its common stock with a value of $37,409,000 for all of the then outstanding stock of Stewart's and issued 154,931 stock options with a value of $2,788,000 in exchange for all of the outstanding stock options of Stewart's resulting in an increase in stockholders' equity, net of expenses, of $39,547,000.

 (9) Reflects certain significant credits recorded during 1998 as follows:
     $3,067,000 credited to income from continuing operations representing $5,016,000 of gain on sale of businesses, less $1,949,000 of income tax provision relating to the above credit; and $7,074,000 credited to net income representing the aforementioned $3,067,000 credited to income from continuing operations and a $4,007,000 gain on disposal of discontinued operations.

(10) Reflects certain significant charges and credits recorded during 1999 as follows: $5,474,000 charged to operating profit representing capital structure reorganization charges related to equitable adjustments made to the terms of outstanding stock options of a subsidiary; $892,000 credited to income from continuing operations representing the aforementioned $5,474,000 charged to operating profit more than offset by $2,641,000 of reversal of excess interest expense accruals for IRS examinations, $2,525,000 of release of excess reserves for IRS examinations, and $1,200,000 of income tax benefit relating to the aggregate of the above net charges; and $3,897,000 credited to net income representing the aforementioned $892,000 credited to income from continuing operations and $15,102,000 of gain on disposal of discontinued operations, less a $12,097,000 extraordinary charge from the early extinguishment of debt.

(11) In 1999 the Company repurchased for treasury 3,805,015 shares of its Class A common stock and 1,999,208 shares of Class B common stock and recorded a forward purchase obligation for two future purchases of Class B common stock, which resulted in an aggregate $203,346,000 reduction to stockholders' equity resulting in a stockholders' deficit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    We are a leading premium beverage company, a restaurant franchisor and a soft drink concentrate producer. Since 1995 we have acquired the Mistic, Snapple and Stewart's premium beverage brands and in 1997 we sold all our company-owned restaurants to an existing franchisee and focused on building the strength of our premium beverage and restaurant franchise businesses.

    In our premium beverage business we derive our revenues from the sale of our premium beverage products to distributors. All of our premium beverage products are produced by third-party co-packers that we supply with raw materials and packaging. We also derive revenues from the distribution of products in two of our key markets. By acting as our own distributor in key markets we are able to drive sales and improve focus on current and new products.

    In our soft drink concentrate business (Royal Crown) we currently derive our revenues from the sale of our carbonated soft drink concentrate to bottlers and a private label customer. To a much lesser extent, before 1999 we also derived revenues from the sale of finished product. Gross margins on concentrate sales are generally higher than on finished product sales.

    In our restaurant franchising business we currently derive all our revenues from franchise royalties and franchise fees. While over 75% of our existing royalty agreements and all of our new domestic royalty agreements are for 4% of franchise revenues, our average rate was 3.3% in 1999. We incur selling, general and administrative costs but no cost of goods sold in our franchising business.

    On July 19, 1999 we consummated the sale of 41.7% of our remaining 42.7% interest in National Propane Partners L.P. and a subpartnership, National Propane, L.P., which operated the propane business, retaining a 1% limited partner interest. Accordingly, the propane business, formerly reported as a business segment, has been accounted for as a discontinued operation in the year 1999 through the date of sale and the consolidated financial statements included elsewhere herein for the years 1997 and 1998 have been reclassifed accordingly.

    None of our operating businesses requires significant capital expenditures because we own no restaurants or manufacturing facilities, other than a Royal Crown concentrate manufacturing facility. The amortization of costs in excess of net assets of businesses acquired, which we refer to as goodwill, trademarks and other items results in significant non-cash charges.

    In recent years our premium beverage business has experienced the following trends:

         Acquisition/consolidation of distributors

         The development of proprietary packaging

         Increased pressure by competitors to achieve account exclusivity

         The increased use of plastic packaging

         Growing consumer demand for all-natural, health-oriented products

         The proliferation of new products including premium beverages, bottled water and beverages enhanced with herbal additives, for example, ginseng and echinachea

         Increased placement of refrigerated coolers by bottlers in customer locations

         Increased use of multi-packs and variety packs in certain trade channels

    In recent years our soft drink concentrate business has experienced the following trends:

         Increased competition in the form of lower prices although there has been some improvement commencing in late 1999

         Adverse economic conditions in some international markets, especially Russia and Turkey

         Increased pressure by competitors to achieve account exclusivity

         Acquisition/consolidation of bottlers

         Increased placement of refrigerated coolers by bottlers in customer locations
24

         Increased use of multi-packs in certain trade channels

         Increased market share of private label beverages

         Increased consumer preference for flavored soft-drink beverages

    In recent years our restaurant franchising business has experienced the following trends:

         Consistent growth of the restaurant industry as a percentage of total food-related spending

         Increased competitive pressures from the emphasis by competitors on new unit development to increase market share leading to frequent use of price promotions and heavy advertising expenditures within the industry

         Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on some menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting

         Additional competitive pressures for prepared food purchases from operations outside the restaurant industry such as deli sections and in-store cafes of several major grocery store chains

         The addition of selected higher-priced premium quality items to menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items

        Following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 we experience the effects of these trends only to the extent they affect our franchise fees and royalties.

PRESENTATION OF FINANCIAL INFORMATION

    This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Special Note Regarding Forward-Looking Statements and Projections' in 'Part I' preceding 'Item 1.'

    Effective January 1, 1997 we changed our fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997, our 1998 fiscal year commenced December 29, 1997 and ended on January 3, 1999 and our 1999 fiscal year commenced January 4, 1999 and ended on January 2, 2000. As a result of our fiscal year convention, our 1997 and 1999 fiscal years contained 52 weeks and our 1998 fiscal year contained 53 weeks. However, due to the seasonality of our beverage businesses, the extra week in fiscal 1998 occurring in late December and early January has lower than average weekly revenues. Accordingly, we do not believe the extra week in the 1998 fiscal year has a material impact on the discussion below of our results of operations. When we refer to '1999' we mean the period from January 4, 1999 to January 2, 2000; when we refer to '1998' we mean the period from December 29, 1997 to January 3, 1999; and when we refer to '1997' we mean the period from January 1, 1997 through December 28, 1997.

    The following table shows the relative significance of the contribution of each of our segments to total revenues, gross profit, EBITDA (see definition below) and operating profit for our most recent fiscal year which ended January 2, 2000 (in thousands):

Revenues:
    Premium beverages.......................................  $651,076    76.2%
    Soft drink concentrates.................................   121,110    14.2
    Restaurant franchising..................................    81,786     9.6
                                                              --------   -----
        Total...............................................  $853,972   100.0%
                                                              --------   -----
                                                              --------   -----
Gross profit:
    Premium beverages.......................................  $268,615    60.5%
    Soft drink concentrates.................................    93,761    21.1
    Restaurant franchising..................................    81,786    18.4
                                                              --------   -----
        Total...............................................  $444,162   100.0%
                                                              --------   -----
                                                              --------   -----

EBITDA:
    Premium beverages.......................................  $ 79,545    67.1%
    Soft drink concentrates.................................    21,108    17.8
    Restaurant franchising..................................    48,998    41.3
    General corporate.......................................   (31,081)  (26.2)
                                                              --------   -----
        Total...............................................  $118,570   100.0%
                                                              --------   -----
                                                              --------   -----
Operating profit (loss):
    Premium beverages.......................................  $ 56,638    68.0%
    Soft drink concentrates.................................    14,123    17.0
    Restaurant franchising..................................    46,830    56.2
    General corporate.......................................   (34,336)  (41.2)
                                                              --------   -----
        Total...............................................  $ 83,255   100.0%
                                                              --------   -----
                                                              --------   -----

    We calculate gross profit as total revenues less (1) cost of sales, excluding depreciation and amortization and (2) depreciation and amortization related to sales. We define EBITDA as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs. Since all companies do not calculate EBITDA or similarly titled financial measures in the same manner, these disclosures may not be comparable with EBITDA as we define it. EBITDA should not be considered as an alternative to net income or loss as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity or ability to repay our debt and is not a measure of performance or financial condition under generally accepted accounting principles, but provides additional information for evaluating our ability to meet our obligations. Cash flows in accordance with generally accepted accounting principles consist of cash flows from (1) operating, (2) investing and (3) financing activities. Cash flows from operating activities reflect net income or loss, including charges for interest and income taxes not reflected in EBITDA, adjusted for (1) all non-cash charges or credits including, but not limited to, depreciation and amortization and (2) changes in operating assets and liabilities, not reflected in EBITDA. Further, cash flows from investing and financing activities are not included in EBITDA. For information regarding our historical cash flows, you should refer to our consolidated statements of cash flows included elsewhere herein. For a reconciliation of consolidated EBITDA to income (loss) from continuing operations before income taxes for 1999, you should refer to Note 24 to our consolidated financial statements included elsewhere herein.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

Revenues

    Our revenues increased $38.9 million to $854.0 million in 1999 compared with 1998. A discussion of the changes in revenues by segment is as follows:

        Premium Beverages -- Our premium beverage revenues increased $39.5 million (6.5%) in 1999 compared with 1998. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in 1999. The increase in volume principally reflects (1) 1999 sales of Snapple Elements'TM', a new product platform of herbally enhanced drinks introduced in April 1999, (2) increased cases sold to retailers through Millrose Distributors, Inc. principally reflecting an increased focus on our products as a result of our ownership of this New Jersey distributor, which we refer to as Millrose, since February 25, 1999 (see further discussion of the Millrose acquisition below under 'Liquidity and Capital Resources'), (3) higher sales of diet teas and other diet beverages and juice drinks and (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and the December 1998 introduction of Stewart's grape soda. The higher average selling prices principally reflect (1) the effect of the Millrose acquisition since February 25, 1999 whereby we sell product at higher prices directly to retailers compared with sales at lower prices to a distributor such as Millrose and (2) selective price increases.

        Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $3.8 million (3.0%) in 1999 compared with 1998. This decrease is attributable to lower Royal Crown sales of (1) concentrate of $2.4
26
    million, or 1.9%, and (2) finished goods of $1.4 million, or 100%, which the soft drink concentrate segment no longer sells. The decrease in Royal Crown sales of concentrate reflects a $7.8 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures (such pressures have lessened somewhat commencing in late 1999 and continuing into the first quarter of 2000) experienced by our bottlers, and lower international volume primarily due to the continued depressed economic conditions experienced in Russia which commenced in August of 1998, partially offset by a $5.4 million volume increase in private label sales reflecting a general business recovery being experienced by our private label customer.

        Restaurant Franchising -- Our restaurant franchising revenues increased $3.2 million (4.0%) in 1999 compared with 1998. This increase reflects higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 70, or 2.3%, franchised restaurants and a 2.0% increase in same-store sales of franchised restaurants.

Gross Profit

    Our gross profit increased $18.8 million to $444.2 million in 1999 compared with 1998 principally due to the effect of higher sales volumes as discussed above. Our gross margins, which we compute as gross profit divided by total revenues, were unchanged at 52%. A discussion of gross margins by segment is as follows:

        Premium Beverages -- Our gross margins were unchanged in 1999 compared with 1998 at 41%. The positive effect on gross margins from (1) the selective price increases noted above, (2) the effect of the higher selling prices resulting from the Millrose acquisition and (3) the effect of lower freight costs was fully offset by (1) increased packaging and raw materials costs and (2) increased warehousing fees and overhead.

        Soft Drink Concentrates -- Our gross margins increased 1% to 77% in 1999. This increase was due to (1) lower costs of the raw materials aspartame and [lemon oils] used as a component in the manufacturing of concentrate and (2) the effects of changes in product mix whereby the positive effect of our no longer selling the lowest-margin finished goods in 1999 was partially offset by a shift in sales to private label concentrate in 1999 which has a somewhat lower margin than branded concentrate.

        Restaurant Franchising -- Our gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment and these are with no associated cost of sales.

Advertising, Selling and Distribution Expenses

    Advertising, selling and distribution expenses increased $3.6 million to $201.5 million in 1999. This increase was principally due to (1) an overall increase in promotional spending by the premium beverage segment principally reflecting expenditures resulting from new product introductions and overall higher sales volume and (2) higher employee compensation and related costs reflecting an increase in the number of sales and distribution employees in the premium beverage segment, both partially offset by a decrease in the expenses of the soft drink concentrate segment reflecting lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume.

General and Administrative Expenses

    General and administrative expenses increased $9.7 million to $121.8 million in 1999. This increase principally reflects (1) expenses of $6.7 million in 1999 related to new executive salary arrangements and an executive bonus plan effective May 3, 1999 and (2) other increases in compensation and benefit costs, all partially offset by non-recurring provisions in 1998 of (1) $0.8 million for the settlement of a lawsuit with ZuZu, Inc., a former affiliate with which we were developing dual-branding strategies, (2) $1.7 million for the then anticipated settlement of a lawsuit with Arby's Mexican master franchise which was ultimately settled in October 1999 and (3) $1.5 million for a severance arrangement under the last of our 1993 employment agreements. Since the new executive salary arrangements and bonus plan were only in effect for eight months of 1999, we expect higher compensation costs in 2000 relating to these salaries and bonuses, assuming there were no other changes in the bonus determinants.
                                                                              27

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Depreciation and amortization, excluding amortization of deferred financing costs, increased $0.1 million to $35.3 million in 1999 principally reflecting an increase in amortization of Goodwill and other intangibles as a result of the Millrose acquisition, substantially offset by nonrecurring 1998 (1) depreciation of $0.7 million of vending machines of the soft drink concentrate segment which became fully depreciated in the third quarter of 1998 and (2) amortization of $0.3 million of certain franchise rights and a non-compete agreement of the restaurant franchising segment becoming fully amortized in 1998.

Capital Structure Reorganization Related Charge

    The capital structure reorganization related charge of $5.5 million in 1999 reflects equitable adjustments that were made to the terms of outstanding options under a stock option plan of Triarc Beverage Holdings Corp., a 99.9% owned subsidiary of ours and the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc. The option plan provides for an equitable adjustment of options in the event of a recapitalization or simlilar event. The option prices were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from us to the option holder following the exercise of the stock options and either (1) the sale by the option holder of shares of Triarc Beverage
Holdings common stock received upon the exercise of the stock options or (2) consummation of an initial public offering of Triarc Beverage Holdings. The capital structure reorganization related charge of $5.5 million in 1999 represents the vested portion as of January 2, 2000 of the aggregate maximum $6.7 million cash payments to be recognized over the full vesting period assuming all remaining outstanding Triarc Beverage Holdings stock options either have vested or will become vested, net of credits for forfeitures of non-vested stock options of terminated employees. We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.9 million in 2000 and $0.3 million in 2001 as the affected stock options continue to vest. There was no similar charge in 1998. No compensation expense will be recognized for other changes in the terms of the outstanding options because the modifications to the options did not create a new measurement date under generally accepted accounting principles.

Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

    The 1999 credit related to post-acquisition transition, integration and changes to business strategies of $0.5 million resulted from changes in the estimated amount of the additional Snapple reserves for doubtful accounts originally provided for as a component of this caption in 1997 as discussed below in the comparison of 1998 with 1997.

Facilities Relocation and Corporate Restructuring Charges (Credits)

    The 1999 facilities relocation and corporate restructuring credits of $0.5 million principally relate to severance and related termination costs associated with the relocation of Royal Crown's corporate headquarters which were centralized with Triarc Beverage Holdings offices in White Plains, New York and the sale of all of our company-owned Arby's restaurants, both which took place in 1997. Such credits resulted from relatively insignificant changes to the original estimates used in determining the related provisions for such items in 1996 and 1997 which aggregated $7.6 million, including $5.6 million in 1997 which is discussed below in the comparison of 1998 with 1997.

Interest Expense

    Interest expense increased $16.4 million to $84.3 million in 1999 reflecting higher average levels of debt during 1999 due to increases from a first quarter 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 1999 period. Such refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2000 and (2) $475.0 million borrowed under a senior bank credit facility and the repayment of (1) $284.3 million under a former credit facility of Triarc Beverage Holdings and (2) $275.0
28
million of 9 3/4% senior secured notes due 2000 of RC/Arby's Corporation, the parent of Royal Crown and Arby's.

Investment Income, Net

    Investment income, net increased $6.7 million to $18.5 million in 1999 reflecting (1) reduced provisions of $4.7 million recognized in 1999 compared with 1998 for unrealized losses on short-term investments and other investments deemed to be other than temporary due to global economic conditions and/or volatility in capital and lending markets or declines in the underlying economics of specific marketable equity and debt securities experienced in such years, (2) a $2.4 million increase in 1999 in interest income on cash and cash equivalents and short-term investments resulting from the investment of excess proceeds from the first quarter 1999 debt refinancing and related transactions and (3) a $1.6 million increase in equity in earnings of investment limited partnerships and similar investment entities accounted for under the equity method. Such increases were partially offset by $2.0 million of lower net recognized gains to $6.8 million in 1999 from realized or unrealized, as applicable, gains or losses on our investments. Such recognized gains may not recur in future periods.

Gain (Loss) on Sale of Businesses, Net

    Gain on sale of businesses, net decreased $4.3 million to $0.7 million in 1999 primarily due to (1) a $4.7 million non-recurring gain in 1998 from the May 1998 sale of our former 20% interest in Select Beverages, Inc. and (2) a $0.9 million reduction to the gain from the Select Beverages sale recognized during 1999 resulting from a post-closing adjustment to the sales price higher than the adjustment originally estimated in determining the $4.7 million gain on the sale recorded in 1998. The post-closing adjustment was determined as a result of an arbitration hearing which commenced and concluded in 1999. These reductions were partially offset by our $1.2 million gain recognized in 1999 from the reduction in our ownership of MCM Capital Group, Inc., an investment accounted for under the equity method, as a result of the sale of common stock issued by MCM Capital Group, which is not expected to recur in future periods.

Other Income, Net

    Other income, net increased $2.2 million to $3.6 million in 1999. This increase was principally due to a $1.7 million net improvement in 1999 in our equity in the income or loss of affiliates, other than investment limited partnerships and similar investment entities, primarily reflecting the effects of (a) the $1.3 million nonrecurring equity in the loss of Select Beverages in 1998 and (b) our $1.0 million equity in a gain recognized by a limited partnership in which we have an investment, which may not recur in future periods. We owned 20% of Select Beverages until May 1998 when we sold our 20% interest.

Provision for Income Taxes

    The provision for income taxes represented effective rates of 60% for 1999 and 56% for 1998. The effective rate is higher in the 1999 period principally due to the greater impact of the non-deductible amortization of Goodwill in 1999 due to lower 1999 pre-tax income, entirely due to higher net non-operating expenses. Such increase was partially offset by the 1999 release of excess income tax reserves as a result of the settlement of Internal Revenue Service examinations of our tax returns for the tax years from 1989 to 1993.

Discontinued Operations

    Income from discontinued operations was $13.5 million in 1999 compared with income of $0.4 million in 1998. The 1999 amount represents (1) an $11.2 million after-tax gain on disposal of National Propane Partners, a partnership in which we sold 41.7% of our remaining 42.7% interest in July 1999, (2) a $2.7 million after-tax reduction in 1999 to previously recognized estimated disposal losses related to certain discontinued operations of SEPSCO, LLC, a subsidiary of ours, principally representing the receipt by SEPSCO of an income tax refund and the release of income tax reserves no longer deemed required based upon the results of Internal Revenue Service examinations of our tax returns for the tax years from 1989 to 1993 and (3) recognition of $1.2 million of previously deferred gains, after-tax, from the 1996 sale of 57.3% of our interest
                                                                              29
in National Propane Partners, all partially offset by our $1.6 million after-tax equity in the loss from discontinued operations of the propane business through the July 19, 1999 date of sale. The 1998 amount represents (1) a $2.6 million after-tax credit in 1998 to amounts provided in prior years as a result of the collection of a note receivable not previously recognized for the estimated loss on disposal of certain operations of SEPSCO and (2) recognition of $1.4 million of previously deferred gains, after-tax, from the 1996 sale of 57.3% of our interest in National Propane Partners, both partially offset by our $3.6 million after-tax equity in the loss from discontinued operations of the propane business.

Extraordinary Charges

    The extraordinary charges in 1999 aggregating $12.1 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $7.0 million.

1998 COMPARED WITH 1997

    We completed three significant transactions during 1997. First, on May 22, 1997 we acquired Snapple. Second, on November 25, 1997 we acquired Stewart's. Third, on May 5, 1997 we sold all of our company-owned Arby's restaurants. As a result, our 1998 results reflect for the entire period the results of operations of Snapple and Stewart's but no results of operations attributable to the ownership of the sold restaurants. In contrast, 1997 results reflect the results of operations of Snapple and Stewart's only from their dates of acquisition and reflect the results of operations attributable to the ownership of the sold restaurants through the date of sale. In addition, we sold C.H. Patrick & Co., Inc., our former dyes and specialty chemical operations, on December 23, 1997 which are reported in 1997 as discontinued operations. As previously discussed, during 1999 we sold all but 1% of our remaining interest in the propane business and the results of operations of the propane business or our equity in those results for 1997 and 1998, as applicable, have been reclassified to discontinued operations.

    Because of the three significant transactions referred to above, 1998 results and 1997 results are not comparable. In order to create a more meaningful comparison of our results of operations between the two years, where applicable we have adjusted for the effects of these transactions in the segment discussions below.

Revenues

    Our revenues increased $118.9 million to $815.0 million in 1998 compared to 1997. This increase primarily results from the inclusion of Snapple and Stewart's sales for all of 1998, compared with inclusion for only a portion of 1997, which resulted in $191.9 million of additional revenues. These increases were partially offset by the absence during 1998 of sales attributable to the ownership of the sold restaurants. These sales were $74.2 million from January 1 to May 5, 1997, less the effect of royalties from those restaurants during the same portion of the 1998 period of $3.2 million. Without the effects of the acquisitions of Snapple and Stewart's and the sale of the company-owned restaurants, our revenues declined in 1998 by $2.0 million from 1997. A discussion of the changes in revenues by segment is as follows:

        Premium Beverages -- We have adjusted our 1998 results by including the results of Snapple and Stewart's only for the same calendar period they were included during 1997. After giving effect to these adjustments, our premium beverage revenues increased $10.8 million (2.6%) in 1998 compared with 1997. The increase was due to an increase in sales of finished goods of $12.5 million partially offset by a decrease in sales of concentrate of $1.7 million, which the premium beverage segment sells to only one international customer. The increase in sales of finished goods principally reflects net higher volume of $18.9 million primarily due to new product introductions as well as increases in sales of teas, diet teas and other diet beverages. This increase was partially offset by the $6.4 million effect of lower average selling prices. The lower average selling prices were principally due to a change in Snapple's distribution in Canada from a company-owned operation with higher selling prices to an independent distributor with lower selling prices.
30

        Soft Drink Concentrates -- Our soft drink concentrate revenues decreased $22.0 million (15.0%) in 1998 compared with 1997. This decrease is attributable to lower sales of concentrate of $15.5 million (11.2%) and finished goods of $6.5 million (81.7%). The decrease in Royal Crown sales of concentrate reflects (1) a $13.7 million decline in branded sales, primarily due to lower domestic volume reflecting competitive pricing pressures experienced by our bottlers and (2) a $1.8 million volume decrease in private label sales due principally to inventory reduction programs of our private label customer. The domestic volume decline in branded concentrate sales was partially offset by the fact that as a result of the sale in July 1997 of the C&C beverage line, we now sell concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of Royal Crown's finished goods was principally due to the sale of the C&C beverage line and therefore the absence in 1998 of sales of C&C finished product.

        Restaurants -- We have adjusted 1997 results to exclude net sales attributable to the company-owned restaurants which were sold and results for the same portion of 1998 to exclude royalties from those sold restaurants. After giving effect to these adjustments, revenues increased $9.2 million (13.8%) due to higher royalty revenue reflecting (1) a 4.6% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, (2) a 3.0% increase in same-store sales of franchised restaurants and (3) a net increase of 47 (1.6%) franchised restaurants, which generally experience higher than average restaurant volumes.

Gross Profit

    Our gross profit increased $61.6 million to $425.4 million in 1998 compared with 1997. Gross profit increased $80.9 million due to the inclusion of gross profit relating to Snapple and Stewart's sales for all of 1998, compared with inclusion for only a portion of 1997. This increase was partially offset by the absence during 1998 of the $15.0 million in 1997 of gross profit attributable to ownership of the sold restaurants less the incremental royalties from those sold restaurants during that portion of the 1998 period of $3.2 million. Giving effect to the adjustments described above relating to the acquisitions of Snapple and Stewart's and the sale of the company-owned restaurants, our gross profit decreased $7.5 million. This decrease occurred, despite the effect of higher sales volumes discussed above, due to a slight decrease in our aggregate gross margins, to 55% from 56%. This decrease in gross margins is principally due to an overall shift in revenue mix and lower gross margins of the premium beverage and soft drink concentrate segments, both as discussed in more detail below. A discussion of the changes in gross margins by segment, adjusted for the effects of the adjustments noted above, is as follows:

        Premium Beverages -- Giving effect to the adjustments described above relating to the Snapple and Stewart's acquisitions, our gross margins decreased to 40% during 1998 from 41% during 1997. The decrease in gross margins was principally due to the effects of (1) changes in product mix,
    (2) the aforementioned change in Snapple's Canadian distribution and (3) $3.3 million of increased provisions for obsolete inventory during the fourth quarter. The increased provisions for obsolete inventory principally resulted from raw materials and finished goods inventories that passed their shelf lives during the fourth quarter of 1998 and that were not timely used due to (1) difficulties experienced as we transitioned to our new manufacturing systems and (2) our overstocking some raw materials and finished products in our attempt to minimize unfilled orders in order to improve customer satisfaction. These decreases were substantially offset by the effects of the reduced costs of certain raw materials, principally glass bottles and flavors, and lower freight costs in 1998.

        Soft Drink Concentrates -- Our gross margins were unchanged at 77% during 1998 and 1997. The positive effect of the shift during 1998 to higher-margin concentrate sales from lower-margin finished goods was fully offset by a 1997 nonrecurring $1.1 million reduction to cost of sales resulting from the guarantee to us of certain minimum gross profit levels on sales to our private label customer and lower private label gross margins. We had no similar guarantee of minimum gross profit levels in 1998.

        Restaurants -- After giving effect to the adjustments described above with respect to the restaurants sold, our gross margins during each year are 100% because royalties and franchise fees, with no associated cost of sales, now constitute the total revenues of the segment.
                                                                              31

Advertising, Selling and Distribution Expenses

    Advertising, selling and distribution expenses increased $14.7 million to $197.9 million in 1998 reflecting the inclusion of Snapple and Stewart's for the full 1998 year. This increase was partially offset by (1) a decrease in the expenses of the premium beverage segment excluding Snapple and Stewart's principally due to less costly promotional programs, (2) a decrease in expenses of the soft drink concentrate segment principally due to lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (3) a decrease in the expenses of the restaurant segment principally due to local restaurant advertising and marketing expenses no longer needed for the sold restaurants. This decrease in the expenses of the restaurant segment commenced in 1997 with the May 1997 sale of the restaurants and increased to its full effect in 1998.

General and Administrative Expenses

    General and administrative expenses increased $13.6 million to $112.1 million in 1998. This increase principally reflects (1) the inclusion of Snapple and Stewart's operations for all of 1998 and (2) provisions in 1998 of (a) $0.8 million for the settlement of a lawsuit with ZuZu, (b) $1.7 million for the then anticipated settlement of a lawsuit with Arby's Mexican master franchisee and
(c) $1.5 million for a severance arrangement under the last of our 1993 executive employment agreements, all as discussed above in the comparison of 1999 with 1998. These increases were partially offset by (1) nonrecurring 1997 costs in connection with the integration of the Snapple business following its acquisition and (2) reduced restaurant segment costs for administrative support, principally payroll, no longer required for the sold restaurants and other cost reduction measures. The decrease in the expenses of the restaurant segment commenced in 1997 with the May 1997 sale of the restaurants and increased to its full effect in 1998.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Depreciation and amortization, excluding amortization of deferred financing costs, increased $8.2 million to $35.2 million in 1998 principally reflecting the inclusion of Snapple and Stewart's for all of 1998 and depreciation expense on $4.6 million of vending machines purchased by Royal Crown in January 1998.

Charges (Credit) Related to Post-Acquisition Transition, Integration and Changes to Business Strategies

    The nonrecurring charges related to post-acquisition transition, integration and changes to business strategies of $31.8 million in 1997 were associated with the Snapple acquisition and, to a much lesser extent, the Stewart's acquisition. Those charges consisted of:

        (1) a $12.6 million write-down of glass front vending machines based on the reduction in our estimate of their value to scrap value based on our plans for their future use, resulting from our decision to no longer sell the machines to our distributors but to allow them to use the machines at locations chosen by them,

        (2) a $6.7 million provision for additional reserves for legal matters based on our change in The Quaker Oats Company's estimate of the amounts required reflecting our plans and estimates of costs to resolve these matters, because we had decided to attempt to quickly settle these matters in order to improve relationships with customers,

        (3) a $3.2 million provision for additional reserves for doubtful accounts of Snapple and the effect of the Snapple acquisition on the collectibility of a receivable from our affiliate, MetBev, Inc., based on our change in estimate of the related write-off to be incurred, because we had decided not to actively seek to collect certain balances in order to improve relationships with customers,

        (4) a $2.8 million provision for fees paid to Quaker Oats under a transition services agreement whereby Quaker Oats provided certain operating and accounting services for Snapple through the end of our 1997 second quarter while we transitioned the records, operations and management to our systems,

        (5) the $2.5 million portion of the post-acquisition period promotional expenses we estimated was related to the pre-acquisition period as a result of our then current operating expectations, because we had decided not to pursue many questionable claimed promotional credits in order to improve relationships with customers,
32

        (6) a $2.0 million provision for supplemental incentive compensation payments to certain of our executives directly involved with the successful completion of the acquisition of Snapple and the related refinancing,

        (7) a $1.6 million provision for costs, principally for independent consultants, incurred in connection with the data processing implementation of the accounting systems for Snapple, including costs incurred relating to an alternative system that was not implemented. Under Quaker Oats, Snapple did not have its own independent data processing accounting systems, and

        (8) a $0.4 million acquisition related sign-on bonus.

    You should read Note 13 to the consolidated financial statements appearing elsewhere herein where additional disclosures relating to the charges related to post-acquisition transition, integration and changes to business strategies are provided.

Facilities Relocation and Corporate Restructuring Charges (Credits)

    The nonrecurring facilities relocation and corporate restructuring charges of $7.1 million in 1997 principally consisted of (1) $5.6 million of employee severance and related termination costs and employee relocation costs associated with restructuring the restaurant segment in connection with the sale of company-owned restaurants, (2) $1.2 million of costs associated with the relocation of Royal Crown's corporate headquarters and (3) to a much lesser extent, $0.3 million for the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by us.

    By disposing of the company-owned restaurants and focusing on solely being a franchisor of restaurants, we anticipated that we would realize operating profit improvements. We anticipated that the relocation of Royal Crown would result in
(1) improved operating results through cost savings by combining certain corporate functions with those of Triarc Beverage Holdings and (2) improved operations by sharing the experienced senior management team of Triarc Beverage Holdings.

    You should read Note 14 to the consolidated financial statements appearing elsewhere herein where additional disclosures relative to the 1997 facilities relocation and corporate restructuring charges are provided.

Interest Expense

    Interest expense increased $8.8 million to $67.9 million for 1998. This increase reflects the effect of higher average levels of debt due to (1) the inclusion of borrowings by Snapple in connection with its acquisition ($213.3 million outstanding as of January 3, 1999) for all of 1998, compared with inclusion for only a portion of 1997, and (2) the February 9, 1998 issuance by Triarc of zero coupon convertible subordinated debentures due 2018 ($106.1 million net of unamortized original issue discount outstanding as of January 3,
1999). This increase was partially offset by the elimination of interest on $69.6 million of mortgage and equipment notes payable and capitalized lease obligations assumed by the purchaser of the sold restaurants for all of 1998, compared with the elimination for only a portion of 1997.

Investment Income, Net

    Investment income, net decreased $0.9 million to $11.8 million in 1998 principally reflecting (1) a $9.3 million provision in 1998 for unrealized losses on short-term investments and other investments deemed to be other than temporary as previously discussed in the comparison of 1999 with 1998 and (2) a $0.3 million increase in investment management and performance fees. Such decreases were substantially offset by (1) a $3.9 million increase in net recognized gains from realized and unrealized, as applicable, gains or losses on our investments, (2) a $3.9 million increase in interest income principally reflecting higher levels of commercial paper from the investment therein of a portion of the net proceeds from the issuance of the zero coupon debentures, (3) a $0.6 million increase in equity in earnings of investment limited partnerships and (4) a $0.3 million increase in dividend income.
                                                                              33

Gain (Loss) on Sale of Businesses, Net

    Gain on sale of businesses, net increased $8.5 million to $5.0 million in 1998 primarily due to (1) a $4.7 million gain from the May 1998 sale of our 20% interest in Select Beverages and (2) a $4.1 million nonrecurring loss in 1997 from the May 1997 sale of company-owned restaurants.

Other Income, Net

    Other income, net decreased $1.3 million to $1.4 million in 1998 principally due to (1) a reduction of $2.3 million in 1998 in our equity in the income or loss of affiliates other than investment limited partnerships, (2) nonrecurring income in 1997, most significantly (a) a reversal of $1.9 million of legal fees incurred prior to 1997 as a result of a cash settlement received from Victor Posner, the former Chairman and Chief Executive Officer of the Company, and an affiliate of Victor Posner and (b) a $0.9 million gain on lease termination for a portion of the space no longer required in the current headquarters of the restaurant group and former headquarters of Royal Crown due to staff reductions as a result of the restaurants sale and the relocation of the Royal Crown headquarters and (3) $0.9 million of costs incurred in 1998 in connection with a proposed going-private transaction not consummated as described below under 'Liquidity and Capital Resources.' These effects were partially offset by (1) a nonrecurring 1997 charge of $3.7 million related to a settlement in connection with the Company's investment in a joint venture with Prime Capital Corporation and (2) $0.6 million of the full period effect of Snapple, other than equity in the earnings or losses of investees, consisting principally of interest income and rental income.

Income Taxes

    The provision for income taxes in 1998 represented an effective rate of 56% and the benefit from income taxes in 1997 represented an effective rate of 22%. The effective rate is higher in the 1998 period principally due to (1) the differing impact on the respective effective income tax rates of the amortization of non-deductible Goodwill in a period with pre-tax income (1998) compared with a period with a pre-tax loss (1997) and (2) the differing impact of the mix of pre-tax loss or income among the consolidated entities since we file state tax returns on an individual company basis.

Discontinued Operations

    Income from discontinued operations amounted to $0.4 million in 1998 compared with $23.6 million in 1997. The 1998 amount represents (1) a $2.6 million after-tax credit to amounts provided in prior years for the estimated loss on disposal of certain operations of SEPSCO as discussed above in the comparison of 1999 with 1998 and (2) recognition of $1.4 million of previously deferred gains, after-tax, from the 1996 sale of 57.3% of our interest in National Propane Partners, both partially offset by our $3.6 million after-tax equity in the loss from discontinued operations of the propane business. The 1997 amount represents (1) the after-tax $19.5 million gain on the sale of C.H. Patrick, (2) recognition of $5.4 million of previously deferred gains, after-tax, from the 1996 sale of our interest in National Propane Partners and
(3) the 1997 net income of $1.2 million of C.H. Patrick through the December 23, 1997 date of sale, all partially offset by a $2.5 million after-tax loss from discontinued operations of the propane business.

Extraordinary Charges

    The 1997 nonrecurring extraordinary charges aggregating $3.8 million resulted from the early extinguishment or assumption of (1) mortgage and equipment notes payable assumed by the buyer in the restaurants sale, (2) obligations under Mistic's former credit facility refinanced in connection with the financing of the Snapple acquisition and (3) borrowings under the credit agreement of C.H. Patrick repaid in connection with its sale. These extraordinary charges were comprised of the write-off of $6.2 million of previously unamortized deferred financing costs less the related income tax benefit of $2.4 million.
34

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

    Our consolidated operating activities provided cash and cash equivalents, which we refer to in this discussion as cash, of $52.2 million during 1999 principally reflecting (1) net income of $10.1 million, (2) net non-cash charges of $62.2 million, principally depreciation and amortization of $46.9 million and the write-off of unamortized deferred financing costs and interest rate cap agreement costs of $11.4 million relating to the refinancing transactions described below and (3) proceeds of $7.9 million from sales of trading securities, net of purchases. These sources were partially offset by (1) cash used by changes in operating assets and liabilities of $21.2 million, (2) net reclassifications of components of investing activities, principally discontinued operations and net recognized gains from sales of available-for-sale marketable securities and securities sold short, to cash flows from activities other than operating of $5.7 million and (3) other of $1.1 million.

    The cash used by changes in operating assets and liabilities of $21.2 million reflects increases in receivables of $13.6 million and inventories of $12.1 million. These effects were partially offset by a $1.2 million decrease in prepaid expenses and other current assets and a $3.3 million increase in accounts payable and accrued expenses. The increase in receivables was principally due to increased premium beverage sales in December 1999 compared with December 1998. The increase in inventories was primarily due to the recent introduction of several new premium beverage product lines and the build-up of our beverage inventories in late December 1999 to mitigate the effects of temporary supply disruptions which might have occurred if some of our suppliers' computer systems were not year 2000 compliant. Accounts payable and accrued expenses did not increase in proportion with the late December 1999 inventory buildup primarily due to accelerated payments to suppliers in December 1999 compared with December 1998.

    We expect continued positive cash flows from operations during 2000.

Working Capital and Capitalization

    Working capital, which equals current assets less current liabilities, was $238.0 million at January 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.0:1. Our capitalization at January 2, 2000 aggregated $812.5 million consisting of $893.0 million of long-term debt, including current portion, and an $86.2 million forward purchase obligation for common stock discussed below, partially offset by a stockholders' deficit of $166.7 million. Our working capital and total capitalization increased $61.5 million and $123.0 million, respectively, from January 3, 1999 principally due to the refinancing transactions, including the acquisition of Millrose, and the propane partnership sale, both described below, and operating activities, partially offset by the repurchase of treasury stock and the acquisition of Snapple Distributors of Long Island, Inc., both also described below.

The Propane Partnership Sale

    On July 19, 1999 National Propane Corporation, a subsidiary of ours, sold 41.7% of our 42.7% remaining interest in National Propane Partners, L.P. and a subpartnership, National Propane, L.P., to Columbia Propane, L.P., retaining a 1% limited partner interest. The consideration paid to us consisted of cash of $2.9 million and the forgiveness of $15.8 million of the $30.7 million remaining outstanding principal balance under a 13 1/2% note payable to National Propane, L.P. In connection with the closing of the propane partnership sale on July 19, 1999, we repaid the remaining $14.9 million of the 13 1/2% note payable to National Propane, L.P.

Refinancing Transactions

    On February 25, 1999 Triarc Consumer Products Group, LLC, the parent of Triarc Beverage Holdings and RC/Arby's, and Triarc Beverage Holdings issued $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 and concurrently entered into a $535.0 million senior bank credit facility. The credit facility consists of a $475.0 million term facility, all of which was borrowed as three classes of term loans on February 25, 1999, and a $60.0 million revolving credit facility which provides for borrowings by Snapple, Mistic, Stewart's, Royal Crown or RC/Arby's. They may make revolving loan borrowings of up to 80% of
                                                                              35
eligible accounts receivable plus 50% of eligible inventories. There were no borrowings of revolving loans in 1999. At January 2, 2000 there was $51.1 million of borrowing availability under the revolving credit facility.

    We used a portion of the proceeds of the borrowings under the 10 1/4% notes and the credit facility to (1) repay on February 25, 1999 the $284.3 million outstanding principal amount of term loans under a former beverage credit facility entered into by Snapple, Mistic, Triarc Beverage Holdings and Stewart's and $1.5 million of related accrued interest, (2) redeem on March 30, 1999 the $275.0 million of borrowings under the RC/Arby's 9 3/4% senior secured notes due 2000 and pay $4.4 million of related accrued interest and $7.7 million of redemption premium, (3) acquire Millrose, a New Jersey distributor of our premium beverages which prior to the transaction acquired certain assets of Mid-State Beverages, Inc., for $17.5 million, including expenses of $0.2 million, and (4) pay fees and expenses of $30.5 million relating to the issuance of the 10 1/4% notes and the completion of the new credit facility. The remaining net proceeds of this refinancing are being used or will be used for general corporate purposes, which may include working capital, investments, future business acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including repurchases of our common stock as described below under 'Treasury Stock Purchases.'

    The 10 1/4% notes mature in 2009 and do not require any amortization of principal prior to 2009. Any revolving loans will be due in full in 2005. Scheduled maturities of the term loans in 2000 are $7.9 million and increase annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, we are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. Such mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of such loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of such election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. Accordingly, a $28.3 million prepayment will be required in the second quarter of 2000 in respect of the year ending January 2, 2000. After considering the $28.3 million prepayment and assuming the lenders under the term B and C loans accept their pro rata share of such prepayment, our payments under the term loans in 2000 will aggregate $36.2 million, including the $7.9 million scheduled maturities. Under the credit agreement, we can make voluntary prepayments of the term loans. As of March 10, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of term B and term C loans, which have $124.1 million and $302.7 million outstanding as of January 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

Other Debt Agreements

    We have $360.0 million principal amount at maturity, or $113.1 million net of unamortized discount as of January 2, 2000, of zero coupon convertible subordinated debentures outstanding which mature in 2018 and do not require any amortization of principal prior to 2018.

    We have a note payable to a beverage co-packer in an outstanding principal amount of $3.4 million as of January 2, 2000 due in 2000.

    Our long-term debt repayments during 2000 are expected to be $43.6 million, including $36.2 million under the term loans discussed above, $3.4 million under the note payable to a beverage co-packer also discussed above and $1.4 million under a secured promissory note assumed subsequent to January 2, 2000 in connection with the acquisition of 280 Holdings, LLC described below under 'Capital Expenditures.'

Debt Agreement Restrictions and Guarantees

    Under the credit facility substantially all of our assets, other than cash, cash equivalents and short-term investments, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's. As collateral for the guarantees under the new credit facility, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and 65% of the stock of each of their
36
directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

    Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (4) restrict the payment of dividends, loans or advances to Triarc. Under the most restrictive of these covenants, the borrowers can not pay any dividends or make any loans or advances to Triarc other than permitted one-time distributions, including dividends, paid to Triarc in connection with the 1999 refinancing transactions. The one-time permitted distributions, which were paid to Triarc from the net proceeds of the refinancing transactions as well as from the borrowers' existing cash and cash equivalents, consisted of $91.4 million paid on February 25, 1999 and $124.1 million paid on March 30, 1999 following the redemption of the RC/Arby's 9 3/4% senior notes. We were in compliance with all of these covenants as of January 2, 2000.

    In connection with the propane partnership sale discussed above, National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, retained a 1% special limited partner interest in National Propane, L.P. and agreed that while it remains a special limited partner, National Propane Corporation would indemnify the purchaser for any payments the purchaser makes, only after recourse to the assets of National Propane, L.P., related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of January 2, 2000, if National Propane, L.P. is unable to repay or refinance such debt. Under the purchase agreement, both the purchaser and National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

    Arby's remains contingently responsible for operating and capitalized lease payments assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $89.0 million as of January 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date, if the purchaser does not make the required lease payments. Further, Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $49.0 million as of January 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date. In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $0.6 million as of May 5, 1997 and January 2, 2000. This loan has been guaranteed by Triarc.

    On January 12, 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, an 8.4% equity investee of ours, to a major financial institution in consideration for a fee of $0.2 million and warrants to purchase 100,000 shares of MCM Capital Group common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount will be reduced by (1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by us, MCM Capital Group or another significant stockholder of MCM Capital Group or any of their affiliates. Certain of our officers, including entities controlled by them, collectively own approximately 15.7% of MCM Capital Group and are not parties to this note guaranty and could indirectly benefit from it. In addition to the note guaranty, we and certain other stockholders of MCM Capital Group, including our officers referred to above, on a joint and several basis, have entered into agreements to guarantee $15.0 million of revolving credit borrowings of a subsidiary of MCM Capital Group, of which we would be responsible for approximately $1.8 million assuming all of the parties other than us to the bank guaranties and certain related agreements fully perform. We have agreed to purchase a $15.0 million certificate of deposit from the financial institution which under the bank guaranties is subject to set off under certain circumstances if the parties to the bank guaranties and related agreements fail to perform their obligations thereunder. MCM Capital Group has encountered cash flow and liquidity difficulties. While it is not currently possible to determine if MCM Capital Group may eventually default on any of the aforementioned obligations, we currently believe that it is
                                                                              37
possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

    Capital expenditures amounted to $16.0 million during 1999, including $7.3 million of capitalized improvements to an airplane leased through January 19, 2000 from Triangle Aircraft Services Corporation, a company owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer. On January 19, 2000, we acquired 280 Holdings, LLC, the subsidiary of Triangle Aircraft Services that owns the airplane that had previously been leased from Triangle Aircraft Services, for $27.2 million consisting of (1) cash of $9.2 million and (2) the assumption of an $18.0 million secured promissory note with a commercial lender payable over seven years. The purchase price was based on independent appraisals and was approved by the Audit Committee and our Board of Directors. As a result of the acquisition of 280 Holdings, the effect on our estimated 2000 costs for the airplane will be lower depreciation and amortization of $0.8 million, the elimination of rental expense under the airplane lease with Triangle Aircraft Services of $3.0 million, the incurrence of interest expense on the secured promissory note of $1.6 million and lower investment income of approximately $0.4 million with a resulting increase in income from continuing operations before income taxes of approximately $1.8 million. We expect that cash capital expenditures will approximate
$22.6 million for 2000 for which there were $1.5 million of outstanding commitments as of January 2, 2000. Our planned capital expenditures include the $9.2 million cash portion of the purchase price for 280 Holdings and approximately $5.0 million for a premium beverage packing line at one of our distributors.

Acquisitions

    In February 1999 we acquired Millrose for $17.5 million as discussed above. On January 2, 2000 we acquired Snapple Distributors of Long Island, Inc., a distributor of Snapple and Stewart's products on Long Island, New York, for cash of $16.8 million, including expenses, subject to post-closing adjustments. We also entered into a three-year non-compete agreement with the sellers for $2.0 million payable ratably over a ten-year period. On March 31, 2000 we acquired certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million, plus expenses and subject to post-closing adjustment. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

    Our Federal income tax returns have been examined by the Internal Revenue Service for the tax years from 1989 through 1992. We have resolved all issues with the Internal Revenue Service regarding such audit. The Internal Revenue Service has tentatively completed its examination of our Federal income tax returns for the tax year ended April 30, 1993 and transition period ended December 31, 1993. In connection with these 1993 examinations and subject to final processing and approval by the Internal Revenue Service, our net operating loss carryforwards would increase by $7.5 million. We do not expect to make any net payment in 2000 in connection with all these examinations as the final amount due from the 1989 through 1992 examinations is expected to be offset by a net refund, including interest, as a result of the 1993 examinations.

Withdrawal of Going-Private Proposal

    On October 12, 1998, we announced that our Board of Directors had formed a Special Committee to evaluate a proposal we had received from our Chairman and Chief Executive Officer and President and Chief Operating Officer for the acquisition by an entity to be formed by them of all of the outstanding shares of our common stock, other than 5,982,867 shares owned by an affiliate controlled by them, for $18.00 per share payable in cash and securities. On March 10, 1999, we announced that we had been advised by our Chairman and Chief Executive Officer and President and Chief Operating Officer that they had withdrawn the proposal.
38

Treasury Stock Purchases

    On April 27, 1999, we repurchased 3,805,015 shares of our Class A common stock for $18.25 per share in connection with a tender offer for a total cost of $70.0 million, including fees and expenses of $0.6 million.

    On April 29, 1999, we announced that our management has been authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization will terminate in May 2000. Through January 2, 2000, we have repurchased 295,334 shares under this program at a total cost of $6.2 million resulting in remaining availability of $23.8 million. We cannot assure you that we will make any or all of the remaining $23.8 million of repurchases authorized under this program.

    On August 19, 1999 we entered into a contract to repurchase in three separate transactions the 5,997,622 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, for $127.0 million. On August 19, 1999 we completed the purchase of 1,999,208 shares of Class B common stock for $40.9 million at a price of $20.44 per share, which was the fair market value of our Class A common stock at the time the transaction was negotiated. Under the contract, the second and third purchases of $42.3 million and $43.8 million, respectively, each for 1,999,207 shares at negotiated fixed prices of $21.18 and $21.93 per share, are to occur on or before August 19, 2000 and 2001, respectively.

Cash Requirements

    As of January 2, 2000, our consolidated cash requirements for 2000, exclusive of operating cash flow requirements but including the requirements relating to the January 2000 purchase of 280 Holdings, consist principally of
(1) debt principal repayments aggregating $43.6 million, (2) a payment of $42.3 million for the repurchase of 1,997,207 shares of our Class B common stock from affiliates of Victor Posner, (3) additional repurchases, if any, of our Class A common stock for treasury under the repurchase program which terminates in May 2000, (4) capital expenditures of approximately $22.6 million and (5) $1.6 million for the March 2000 acquisition of California Beverage and the cost of additional business acquisitions, if any. We anticipate meeting all of these requirements through (1) existing cash and cash equivalents and short-term investments, aggregating $292.4 million, net of $21.1 million of obligations for short-term investments sold but not yet purchased included in 'Accrued expenses' in our accompanying consolidated balance sheet as of January 2, 2000, (2) cash flows from operations and/or (3) the $51.1 million of availability as of January 2, 2000 under Triarc Consumer Products' $60.0 million revolving credit facility.

TRIARC

    Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) cash and cash equivalents and short-term investments, aggregating $191.5 million, net of $21.1 million of obligations for short-term investments sold but not yet purchased, as of January 2, 2000, (2) investment income on its cash equivalents and short-term investments and (3) cash flows from its subsidiaries including (a) loans, distributions and dividends, (b) reimbursement by certain subsidiaries to Triarc in connection with the providing of certain management services and (c) payments under tax-sharing agreements with certain subsidiaries. However, Triarc's principal subsidiaries are currently unable to pay any dividends or make any loans or advances to Triarc under the terms of their debt agreements.

    Triarc had indebtedness to consolidated subsidiaries of $30.0 million as of January 2, 2000 under a demand note payable to National Propane Corporation which, as amended, bears interest payable semi-annually in cash at the specified minimum interest rate under the Internal Revenue Code, which was 5.8% at January 2, 2000. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during 2000, assuming no demand is made thereunder, and none is anticipated. Triarc also has other indebtedness principally under (1) the zero coupon convertible debentures described above which require no amortization of principal during 2000 and (2) the $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings in January 2000 which requires principal payments of $1.4 million in 2000.

    Triarc's principal cash requirements for 2000 are (1) a payment of $42.3 million for the repurchase of 1,997,207 shares of our Class B common stock from affiliates of Victor Posner, (2) additional repurchases, if any, of our Class A common stock for treasury under the repurchase program which terminates in May 2000,
                                                                              39

(3) capital expenditures of approximately $12.6 million, including $9.2 million for the acquisition of 280 Holdings, (4) debt principal repayments of $1.7 million primarily on the secured promissory note assumed in connection with the purchase of 280 Holdings, (5) $1.6 million for the March 2000 acquisition of California Beverage, which was acquired by Triarc and contributed to Triarc Consumer Products Group, and the cost of additional business acquisitions, if any, by Triarc and (6) payments of general corporate expenses. Triarc expects to be able to meet all of these cash requirements through (1) existing cash and cash equivalents and short-term investments, (2) investment income and (3) receipts from its subsidiaries under management services and tax-sharing agreements.

LEGAL AND ENVIRONMENTAL MATTERS

    Subsequent to the receipt of the going-private proposal described above, a series of purported class action lawsuits on behalf of stockholders have been filed challenging the proposed going-private transaction. Each of the pending lawsuits names us and the members of our Board of Directors as defendants. The complaints allege, among other things, that the proposed transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for our shares of Class A common stock is unfair and demand, in addition to damages and costs, that the proposed transaction be enjoined. On March 26, 1999, some plaintiffs in the actions challenging the proposed transaction filed an amended complaint alleging that the defendants violated fiduciary duties by failing to disclose, in connection with the tender offer discussed above, that a Special Committee of our Board of Directors formed to evaluate the going-private proposal had allegedly determined that the proposal was unfair. The amended complaint sought, among other items, damages in an unspecified amount. Discovery has commenced in the action pursuant to the amended complaint.

    On March 23, 1999, an alleged stockholder filed a complaint on behalf of persons who held our common stock as of March 10, 1999 which alleges that our statement related to the tender offer described above filed with the Securities and Exchange Commission was false and misleading and seeks damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief. The complaint names us and our Chairman and Chief Executive Officer and President and Chief Operating Officer as defendants. On June 28, 1999 we and those officers moved to dismiss the complaint or alternatively stay the action. On March 20, 2000, the court denied the motion for a day and granted in part and denied in part the motion to dismiss. There has been no discovery in this action and no trial date has been set.

    In addition to the shareholder lawsuits described above, we are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of approximately $3.3 million as of January 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

YEAR 2000

    We completed a study of our functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, we had performed the required remediation and testing before January 1, 2000. We incurred an aggregate $1.4 million of costs primarily in 1998 and 1999 in order to become year 2000 compliant, including computer software and hardware costs and related consulting costs, of which $0.6 million was capitalized and $0.8 million was expensed.

    An assessment of the readiness of year 2000 compliance of third party entities with which we have relationships, such as our suppliers, banking institutions, customers, payroll processors and others was also completed to the extent possible prior to January 1, 2000, indicating no significant problems. We have encountered no significant year 2000 compliance related problems either internally or with third party entities since January 1, 2000.

INFLATION AND CHANGING PRICES

    Management believes that inflation did not have a significant effect on gross margins during 1997, 1998 and 1999, since inflation rates generally remained at relatively low levels. Historically, we have been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive
40
environment of each segment of our business. In the restaurant franchising segment in particular, the impact of any future inflation should be limited since our restaurant operations are exclusively franchising following the 1997 sale of all company-owned restaurants.

SEASONALITY

    Our beverage and restaurant franchising businesses are seasonal. In our beverage businesses, the highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues and our first and fourth quarters have lower revenues from the beverage businesses. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year. Our EBITDA and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher beverage revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in each quarter either as incurred or allocated to quarters based on time expired. Our first fiscal quarter EBITDA and operating profit has also been lower due to advertising production costs which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 'Accounting for Derivative Instruments and Hedging Activities.' Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. Statement 133 is effective for our fiscal year beginning January 1, 2001, as amended by Statement of Financial Accounting Standards No. 137 which defers the effective date. Although we have not yet completed the process of identifying all of our derivative instruments that fall within the scope of Statement 133, we are not currently aware of having any significant derivatives within such scope.
We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement 133 and, accordingly, are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of interest rate changes, changes in the market value of our investments and foreign currency fluctuations.

    Policies and procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, changes in the market value of our investments and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. As of January 3, 1999 we
                                                                              41
had one interest rate cap agreement relating to interest on one-half of our variable-rate debt under a then existing $380.0 million credit facility which provided for a cap which was approximately 3% higher than the prevailing interest rate at that time. As of January 2, 2000 we had one interest rate cap agreement relating to interest on one-half of our variable-rate debt under our current $535.0 million senior bank credit facility which provides for a cap which was approximately 2% higher than the current interest rate. In addition to our variable and fixed-rate debt, our investment portfolio includes debt securities that are subject to medium-term and long-term interest rate risk reflecting the portfolio's maturities between one and nine years and up to eighteeen years with respect to debt securities held by one of our investments in an investment limited partnership. We are also invested in certain hedge funds which invest primarily in short-term debt securities, option contracts on government debt securities as well as interest rate swaps. The fair market value of such investments in debt securities will decline in value if interest rates increase. The fair market value of our investments in certain hedge funds should not decline in value if interest rates increase assuming there is a perfect hedge; however, if the hedge is other than perfect such investments may decline in value if interest rates increase.

Equity Market Risk

    Our objective in managing our exposure to changes in the market value of our investments is also to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold but not yet purchased and investment limited partnerships. We have established policies and procedures governing the type and relative magnitude of investments which we can make. We have a management investment committee whose duty it is to oversee our continuing compliance with the restrictions embodied in its policies.

Foreign Currency Risk

    Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of our investments in investment limited liability partnerships and similar investment entities. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relates to sales in Canada, the Caribbean and Europe. However, foreign export sales and foreign operations for the years ended January 3, 1999 and January 2, 2000 represented only 5.7% and 4.7% of our revenues, respectively, and an immediate 10% change in foreign currency exchange rates versus the U.S. dollar from their levels at January 3, 1999 and January 2, 2000 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

    With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. We periodically interview asset managers to ascertain the investment objectives of such managers and invest amounts with selected managers in order to avail ourselves of higher but more risk-inherent returns from the selected investment strategies of these managers. We seek to identify alternative investment strategies also seeking higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review of past returns and prospects for future returns.
42

    We maintain investment portfolio holdings of various issuers, types and maturities. As of January 3, 1999 and January 2, 2000, such investments consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                1998       1999
                                                                ----       ----
Cash equivalents included in 'Cash and cash equivalents' on
  our consolidated balance sheet............................  $152,841   $149,227
Short-term investments......................................   101,021    151,634
Non-current investments.....................................     9,083     14,155
                                                              --------   --------
                                                              $262,945   $315,016
                                                              --------   --------
                                                              --------   --------

    At January 3, 1999 such investments are classified in the following general types or categories:

                                                    INVESTMENTS AT
                                      INVESTMENTS   FAIR VALUE OR    CARRYING
                TYPE                    AT COST         EQUITY        VALUE     PERCENTAGE
                ----                    -------         ------        -----     ----------
                                                         (IN THOUSANDS)
Cash equivalents....................   $152,841        $152,841      $152,841      58.1%
Company-owned securities accounted
  for as:
    Trading securities..............     24,585          27,260        27,260      10.4%
    Available-for-sale securities...     52,347          51,211        51,211      19.5%
Investments in investment limited
  partnerships and similar
  investment entities accounted for
  at:
    Cost............................     19,345          16,136        19,345       7.4%
    Equity..........................      4,189           4,835         4,835       1.8%
Other non-current investments
  accounted for at:
    Cost............................      2,650           2,650         2,650       1.0%
    Equity..........................      4,951           4,803         4,803       1.8%
                                       --------        --------      --------     -----
Total cash equivalents and long
  investment positions..............   $260,908        $259,736      $262,945     100.0%
                                       --------        --------      --------     -----
                                       --------        --------      --------     -----
Securities sold with an obligation
  for the Company to purchase
  accounted for as trading
  securities........................   $(20,530)       $(23,599)     $(23,599)      N/A
                                       --------        --------      --------     -----
                                       --------        --------      --------     -----

    At January 2, 2000 such investments are classified in the following general types or categories:

                                                    INVESTMENTS AT
                                      INVESTMENTS   FAIR VALUE OR    CARRYING
                TYPE                    AT COST         EQUITY        VALUE     PERCENTAGE
                ----                    -------         ------        -----     ----------
                                                         (IN THOUSANDS)
Cash equivalents....................   $149,227        $149,227      $149,227      47.4%
Company-owned securities accounted
  for as:
    Trading securities..............     23,942          28,767        28,767       9.1%
    Available-for-sale securities...     48,147          49,504        49,504      15.7%
Investments in investment limited
  partnerships and similar
  investment entities accounted for
  at:
    Cost............................     47,211          51,864        47,211      15.0%
    Equity..........................     18,740          29,649        29,649       9.4%
Other non-current investments
  accounted for at:
    Cost............................      4,550           4,550         4,550       1.5%
    Equity..........................      5,313           6,108         6,108       1.9%
                                       --------        --------      --------     -----
Total cash equivalents and long
  investment positions..............   $297,130        $319,669      $315,016     100.0%
                                       --------        --------      --------     -----
                                       --------        --------      --------     -----
Securities sold with an obligation
  for the Company to purchase
  accounted for as trading
  securities........................   $(16,236)       $(21,138)     $(21,138)      N/A
                                       --------        --------      --------     -----
                                       --------        --------      --------     -----

    Our marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the related net unrealized gains or losses reported as a component of other comprehensive income (loss) (net of income taxes) updated as a component of stockholders' equity or included as a component of net income, respectively. Investment limited partnerships and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. We review such investments carried at cost and in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees.

SENSITIVITY ANALYSIS

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at January 3, 1999 and January 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

    The following tables reflect the estimated effects on the market value of our financial instruments as of January 3, 1999 and January 2, 2000 based upon assumed immediate adverse effects as noted below.

TRADING PORTFOLIO:

                                                              YEAR-END
                                           ----------------------------------------------
                                                   1998                     1999
                                           ---------------------   ----------------------
                                           CARRYING     EQUITY     CARRYING     EQUITY
                                            VALUE     PRICE RISK    VALUE     PRICES RISK
                                            -----     ----------    -----     -----------
                                                           (IN THOUSANDS)
Equity securities........................  $ 25,436    $(2,544)    $ 23,449     $(2,345)
Debt securities..........................     1,824       (182)       5,318        (532)
Securities sold but not yet purchased....   (23,599)     2,360      (21,138)      2,114

    The debt securities included in the trading portfolio are predominately investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate and, as such, there is no material interest rate risk since a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

    The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at January 3, 1999 and January 2, 2000, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.
44

OTHER THAN TRADING PORTFOLIO:

                                                          YEAR-END 1998
                                       ---------------------------------------------------
                                       CARRYING    INTEREST      EQUITY         FOREIGN
                                        VALUE     RATE RISK    PRICE RISK    CURRENCY RISK
                                        -----     ---------    ----------    -------------
                                                         (IN THOUSANDS)
Cash equivalents.....................  $152,841    $ --          $--           $--
Available-for-sale equity
  securities.........................    28,419      --           (2,842)       --
Available-for-sale debt securities...    22,792     (2,279)       --            --
Other investments....................    31,633       (854)       (1,320)         (970)
Long-term debt.......................   678,259     (2,843)       --            --

                                                          YEAR-END 1999
                                       ----------------------------------------------------
                                       CARRYING    INTEREST      EQUITY         FOREIGN
                                        VALUE     RATE RISK    PRICE RISK    CURRENCY RISK
                                        -----     ---------    ----------    -------------
                                                          (IN THOUSANDS)
Cash equivalents.....................  $149,227    $ --          $--            $--
Available-for-sale equity
  securities.........................    31,041      --           (3,104)        --
Available-for-sale debt securities...    18,463     (1,846)       --             --
Other investments....................    87,518     (1,040)       (4,823)        (1,132)
Long-term debt.......................   893,053     (4,701)       --             --

    The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our financial position or results of operations.

    The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at January 3, 1999 and January 2, 2000 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at January 3, 1999 and January 2, 2000, in all instances with all other variables held constant. The increase of one percentage point with respect to our available-for-sale debt securities represents an assumed average 10% decline as the weighted average interest rate of such debt securities at January 3, 1999 and January 2, 2000 approximated 10%. The change of one percentage point with respect to our long-term debt (1) represents an assumed average 11% decline as the weighted average interest rate of our variable-rate debt at January 3, 1999 and January 2, 2000 approximated 9% and (2) relates to only our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our results of operations and not our financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the U.S. dollar from their levels at January 3,1999 and January 2, 2000, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and other investments which trade in public equity markets.

    On August 19, 1999 we entered into a contract to repurchase in three separate transactions 5,997,622 shares of our Class B common stock at negotiated fixed prices. On August 19, 1999 we completed the purchase of 1,999,208 shares of the Class B common stock. Pursuant to the contract, the second and third purchases are to occur on or before August 19, 2000 and 2001, respectively. At January 2, 2000 the aggregate $86,186,000 obligation related to the second and third purchases has been recorded as a long-term liability with an equal offsetting reduction to stockholders' deficit. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded liability. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' equity (deficit). Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   47
Consolidated Balance Sheets as of January 3, 1999 and
  January 2, 2000...........................................   48
Consolidated Statements of Operations for the fiscal years
  ended December 28, 1997, January 3, 1999, and
  January 2, 2000...........................................   49
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 28, 1997, January 3, 1999
  and January 2, 2000.......................................   50
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 1997, January 3, 1999, and
  January 2, 2000...........................................   53
Notes to Consolidated Financial Statements..................   55

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York

    We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the 'Company') as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
March 10, 2000

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              JANUARY 3,   JANUARY 2,
                                                                 1999         2000
                                                                 ----         ----
ASSETS
Current assets:
    Cash (including cash equivalents of $152,841 and
      $149,227).............................................  $  161,248   $  161,883
    Short-term investments (Note 5).........................     101,021      151,634
    Receivables (Note 6)....................................      65,906       79,284
    Inventories (Note 6)....................................      46,761       61,736
    Deferred income tax benefit (Note 10)...................      28,368       18,773
    Prepaid expenses and other current assets...............       5,716        4,333
                                                              ----------   ----------
        Total current assets................................     409,020      477,643
Investments (Note 7)........................................       9,083       14,155
Properties (Note 6).........................................      31,203       36,398
Unamortized costs in excess of net assets of acquired
  companies (Note 6)........................................     268,215      261,666
Trademarks (Note 6).........................................     261,906      251,117
Other intangible assets (Note 6)............................         959       31,630
Deferred costs and other assets (Note 6)....................      39,216       51,123
                                                              ----------   ----------
                                                              $1,019,602   $1,123,732
                                                              ----------   ----------
                                                              ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt (Notes 8 and 9).......  $    9,978   $   42,194
    Accounts payable........................................      58,290       58,469
    Accrued expenses (Note 6)...............................     129,308      135,825
    Net current liabilities of discontinued operations (Note
      18)...................................................      34,905        3,163
                                                              ----------   ----------
        Total current liabilities...........................     232,481      239,651
Long-term debt (Notes 8 and 9)..............................     668,281      850,859
Deferred income taxes (Note 10).............................      87,195       91,311
Deferred income and other liabilities.......................      20,373       22,451
Commitments and contingencies (Notes 3, 7, 10, 20, 21 and
  23)
Forward purchase obligation for common stock (Note 11)......      --           86,186
Stockholders' equity (deficit) (Note 11):
    Class A common stock, $.10 par value; authorized
      100,000,000 shares, issued 29,550,663 shares..........       2,955        2,955
    Class B common stock, $.10 par value; authorized
      25,000,000 shares, issued 5,997,622 shares............         600          600
    Additional paid-in capital..............................     204,539      204,231
    Accumulated deficit.....................................    (100,804)     (90,680)
    Common stock held in treasury...........................     (94,963)    (202,625)
    Common stock to be acquired.............................      --          (86,186)
    Accumulated other comprehensive income (deficit)........        (600)       5,040
    Unearned compensation...................................        (455)         (61)
                                                              ----------   ----------
        Total stockholders' equity (deficit)................      11,272     (166,726)
                                                              ----------   ----------
                                                              $1,019,602   $1,123,732
                                                              ----------   ----------
                                                              ----------   ----------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 28,     JANUARY 3,    JANUARY 2,
                                                              1997            1999          2000
                                                              ----            ----          ----
Revenues:
    Net sales..........................................     $629,621        $735,436      $770,943
    Royalties, franchise fees and other revenues.......       66,531          79,600        83,029
                                                            --------        --------      --------
                                                             696,152         815,036       853,972
                                                            --------        --------      --------
Costs and expenses:
    Cost of sales, excluding depreciation and
      amortization related to sales of $1,032, $1,672
      and $2,102.......................................      331,391         387,994       407,708
    Advertising, selling and distribution (Note 1).....      183,221         197,877       201,451
    General and administrative.........................       98,536         112,102       121,779
    Depreciation and amortization, excluding
      amortization of deferred financing costs.........       27,039          35,221        35,315
    Capital structure reorganization related charge
      (Note 12)........................................       --              --             5,474
    Charges (credit) related to post-acquisition
      transition, integration and changes to business
      strategies (Note 13).............................       31,815          --              (549)
    Facilities relocation and corporate restructuring
      charges (credits) (Note 14)......................        7,075          --              (461)
                                                            --------        --------      --------
                                                             679,077         733,194       770,717
                                                            --------        --------      --------
        Operating profit...............................       17,075          81,842        83,255
Interest expense.......................................      (59,069)        (67,914)      (84,257)
Investment income, net (Note 15).......................       12,737          11,823        18,468
Gain (loss) on sale of businesses, net (Note 16).......       (3,513)          5,016           655
Other income, net (Note 17)............................        2,688           1,354         3,559
                                                            --------        --------      --------
        Income (loss) from continuing operations before
          income taxes.................................      (30,082)         32,121        21,680
Benefit from (provision for) income taxes (Note 10)....        6,604         (17,883)      (12,945)
                                                            --------        --------      --------
        Income (loss) from continuing operations.......      (23,478)         14,238         8,735
Income from discontinued operations (Note 18)..........       23,643             398        13,486
                                                            --------        --------      --------
        Income before extraordinary charges............          165          14,636        22,221
Extraordinary charges (Note 19)........................       (3,781)         --           (12,097)
                                                            --------        --------      --------
        Net income (loss)..............................     $ (3,616)       $ 14,636      $ 10,124
                                                            --------        --------      --------
                                                            --------        --------      --------
Basic income (loss) per share (Note 4):
        Continuing operations..........................     $   (.78)       $    .47      $    .34
        Discontinued operations........................          .79             .01           .52
        Extraordinary charges..........................         (.13)         --              (.47)
                                                            --------        --------      --------
        Net income (loss)..............................     $   (.12)       $    .48      $    .39
                                                            --------        --------      --------
                                                            --------        --------      --------
Diluted income (loss) per share (Note 4):
        Continuing operations..........................     $   (.78)       $    .45      $    .32
        Discontinued operations........................          .79             .01           .50
        Extraordinary charges..........................         (.13)         --              (.45)
                                                            --------        --------      --------
        Net income (loss)..............................     $   (.12)       $    .46      $    .37
                                                            --------        --------      --------
                                                            --------        --------      --------

          See accompanying notes to consolidated financial statements.

      TRIARC COMPANIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      (IN THOUSANDS)

                                                                                                          ACCUMULATED OTHER
                                                                                                            COMPREHENSIVE
                                                                                                            INCOME (LOSS)
                                                                                                          -----------------
                                                                                                       UNREALIZED
                                                                            COMMON                   GAIN (LOSS) ON
                                    ADDITIONAL                              STOCK                      AVAILABLE-      CURRENCY
                           COMMON    PAID-IN     ACCUMULATED   TREASURY     TO BE       UNEARNED        FOR-SALE      TRANSLATION
                           STOCK     CAPITAL       DEFICIT       STOCK     ACQUIRED   COMPENSATION    INVESTMENTS     ADJUSTMENT
                           -----     -------       -------       -----     --------   ------------    -----------     ----------
Balance at December 31,
 1996....................  $3,398    $161,170     $(111,824)   $ (46,273)  $ --         $  (305)        $   599          $--
   Comprehensive loss:
     Net loss............   --         --            (3,616)      --         --          --              --              --
     Unrealized losses on
       available-for-sale
       investments
       (Note 5)..........   --         --            --           --         --          --              (1,336)         --
     Net change in
       currency
       translation
       adjustment........   --         --            --           --         --          --              --               (242)
     Comprehensive
       loss..............   --         --            --           --         --          --              --              --
   Issuance of Class A
     Common Stock in
     connection with the
     Stewart's
     acquisition
     (Note 3)............    157       36,602        --           --         --          --              --              --
   Fair value of stock
     options issued in
     Stewart's
     acquisition
     (Note 3)............   --          2,788        --           --         --          --              --              --
   Grants, amortization
     and forfeiture of
     below market stock
     options
     (Note 11)...........   --          2,413        --           --         --          (1,145)         --              --
   Tax benefit from
     exercises of stock
     options
     (Note 11)...........   --            613        --           --         --          --              --              --
   Purchases of common
     shares for treasury
     (Note 11)...........   --         --            --           (1,594)    --          --              --              --
   Issuances of common
     shares from treasury
     at average cost upon
     exercise of stock
     options
     (Note 11)...........   --             82        --            2,351     --          --              --              --
   Other.................   --            623        --               60     --          --              --              --
                           ------    --------     ---------    ---------   --------     -------         -------          -----
Balance at December 28,
 1997....................  $3,555    $204,291     $(115,440)   $ (45,456)  $ --         $(1,450)        $  (737)         $(242)
                           ------    --------     ---------    ---------   --------     -------         -------          -----


                             TOTAL
                             -----
Balance at December 31,
 1996....................  $   6,765
   Comprehensive loss:
     Net loss............     (3,616)
     Unrealized losses on
       available-for-sale
       investments
       (Note 5)..........     (1,336)
     Net change in
       currency
       translation
       adjustment........       (242)
                           ---------
     Comprehensive
       loss..............     (5,194)
                           ---------
   Issuance of Class A
     Common Stock in
     connection with the
     Stewart's
     acquisition
     (Note 3)............     36,759
   Fair value of stock
     options issued in
     Stewart's
     acquisition
     (Note 3)............      2,788
   Grants, amortization
     and forfeiture of
     below market stock
     options
     (Note 11)...........      1,268
   Tax benefit from
     exercises of stock
     options
     (Note 11)...........        613
   Purchases of common
     shares for treasury
     (Note 11)...........     (1,594)
   Issuances of common
     shares from treasury
     at average cost upon
     exercise of stock
     options
     (Note 11)...........      2,433
   Other.................        683
                           ---------
Balance at December 28,
 1997....................  $  44,521
                           ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- CONTINUED
(IN THOUSANDS)

                                                                                                          ACCUMULATED OTHER
                                                                                                            COMPREHENSIVE
                                                                                                            INCOME (LOSS)
                                                                                                          -----------------
                                                                                                       UNREALIZED
                                                                            COMMON                   GAIN (LOSS) ON
                                    ADDITIONAL                              STOCK                      AVAILABLE-      CURRENCY
                           COMMON    PAID-IN     ACCUMULATED   TREASURY     TO BE       UNEARNED        FOR-SALE      TRANSLATION
                           STOCK     CAPITAL       DEFICIT       STOCK     ACQUIRED   COMPENSATION    INVESTMENTS     ADJUSTMENT
                           -----     -------       -------       -----     --------   ------------    -----------     ----------
Balance at December 28,
 1997....................  $3,555    $204,291     $(115,440)   $ (45,456)  $ --         $(1,450)        $  (737)         $(242)
   Comprehensive income:
     Net income..........   --         --            14,636       --         --          --              --              --
     Unrealized gains on
       available-for-sale
       investments
       (Note 5)..........   --         --            --           --         --          --                 401          --
     Net change in
       currency
       translation
       adjustment........   --         --            --           --         --          --              --                (22)
     Comprehensive
       income............   --         --            --           --         --          --              --              --
   Amortization and
     forfeiture of below
     market stock options
     (Note 11)...........   --            (27)       --           --         --             995          --              --
   Tax benefit from
     exercises of stock
     options
     (Note 11)...........   --          1,410        --           --         --          --              --              --
   Purchases of common
     shares for treasury
     including 1,000
     common shares in
     connection with the
     issuance of the
     Debentures
     (Notes 8 and 11)....   --         --            --          (54,680)    --          --              --              --
   Issuances of common
     shares from treasury
     at average cost upon
     exercise of stock
     options
     (Note 11)...........   --         (1,169)       --            5,108     --          --              --              --
   Other.................   --             34        --               65     --          --              --              --
                           ------    --------     ---------    ---------   --------     -------         -------          -----
Balance at January 3,
 1999....................  $3,555    $204,539     $(100,804)   $ (94,963)  $ --         $  (455)        $  (336)         $(264)
                           ------    --------     ---------    ---------   --------     -------         -------          -----


                             TOTAL
                             -----
Balance at December 28,
 1997....................  $  44,521
   Comprehensive income:
     Net income..........     14,636
     Unrealized gains on
       available-for-sale
       investments
       (Note 5)..........        401
     Net change in
       currency
       translation
       adjustment........        (22)
                           ---------
     Comprehensive
       income............     15,015
                           ---------
   Amortization and
     forfeiture of below
     market stock options
     (Note 11)...........        968
   Tax benefit from
     exercises of stock
     options
     (Note 11)...........      1,410
   Purchases of common
     shares for treasury
     including 1,000
     common shares in
     connection with the
     issuance of the
     Debentures
     (Notes 8 and 11)....    (54,680)
   Issuances of common
     shares from treasury
     at average cost upon
     exercise of stock
     options
     (Note 11)...........      3,939
   Other.................         99
                           ---------
Balance at January 3,
 1999....................  $  11,272
                           ---------

                                                                              51

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- CONTINUED
(IN THOUSANDS)

                                                                                                          ACCUMULATED OTHER
                                                                                                            COMPREHENSIVE
                                                                                                            INCOME (LOSS)
                                                                                                          -----------------
                                                                                                       UNREALIZED
                                                                            COMMON                   GAIN (LOSS) ON
                                    ADDITIONAL                              STOCK                      AVAILABLE-      CURRENCY
                           COMMON    PAID-IN     ACCUMULATED   TREASURY     TO BE       UNEARNED        FOR-SALE      TRANSLATION
                           STOCK     CAPITAL       DEFICIT       STOCK     ACQUIRED   COMPENSATION    INVESTMENTS     ADJUSTMENT
                           -----     -------       -------       -----     --------   ------------    -----------     ----------
Balance at January 3,
 1999....................  $3,555    $204,539     $(100,804)   $ (94,963)  $ --         $  (455)        $  (336)         $(264)
   Comprehensive income:
     Net income..........   --         --            10,124       --         --          --              --              --
     Unrealized gains on
       available-for-sale
       investments
       (Note 5)..........   --         --            --           --         --          --               5,734          --
     Net change in
       currency
       translation
       adjustment........   --         --            --           --         --          --              --                (94)
     Comprehensive
       income............   --         --            --           --         --          --              --              --
   Amortization and
     forfeiture of below
     market stock options
     (Note 11)...........   --            (23)       --           --         --             394          --              --
   Modification of stock
     option terms
     (Note 11)...........   --            410        --           --         --          --              --              --
   Tax benefit from
     exercises of stock
     options
     (Note 11)...........   --          1,538        --           --         --          --              --              --
   Purchases of common
     shares for treasury
     (Note 11)...........   --         --            --         (117,160)    --          --              --              --
   Common stock to be
     acquired under
     future purchase
     obligation
     (Note 11)...........   --         --            --           --       (86,186)      --              --              --
   Issuance of common
     shares from treasury
     at average cost upon
     exercise of stock
     options
     (Note 11)...........   --         (1,974)       --            9,397     --          --              --              --
   Other.................   --           (259)       --              101     --          --              --              --
                           ------    --------     ---------    ---------   --------     -------         -------          -----
Balance at January 2,
 2000....................  $3,555    $204,231     $ (90,680)   $(202,625)  $(86,186)    $   (61)        $ 5,398          $(358)
                           ------    --------     ---------    ---------   --------     -------         -------          -----
                           ------    --------     ---------    ---------   --------     -------         -------          -----


                             TOTAL
                             -----
Balance at January 3,
 1999....................  $  11,272
   Comprehensive income:
     Net income..........     10,124
     Unrealized gains on
       available-for-sale
       investments
       (Note 5)..........      5,734
     Net change in
       currency
       translation
       adjustment........        (94)
                           ---------
     Comprehensive
       income............     15,764
                           ---------
   Amortization and
     forfeiture of below
     market stock options
     (Note 11)...........        371
   Modification of stock
     option terms
     (Note 11)...........        410
   Tax benefit from
     exercises of stock
     options
     (Note 11)...........      1,538
   Purchases of common
     shares for treasury
     (Note 11)...........   (117,160)
   Common stock to be
     acquired under
     future purchase
     obligation
     (Note 11)...........    (86,186)
   Issuance of common
     shares from treasury
     at average cost upon
     exercise of stock
     options
     (Note 11)...........      7,423
   Other.................       (158)
                           ---------
Balance at January 2,
 2000....................  $(166,726)
                           ---------
                           ---------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      YEAR ENDED
                                                         --------------------------------------
                                                         DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                            1997          1999         2000
                                                            ----          ----         ----
Cash flows from operating activities:
    Net income (loss)..................................    $ (3,616)    $  14,636     $  10,124
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Amortization of costs in excess of net assets
          of acquired companies, trademarks and certain
          other items..................................      19,975        24,585        24,773
        Depreciation and amortization of properties....       7,064        10,636        10,542
        Amortization of original issue discount and
          deferred financing costs.....................       4,160        10,562        11,608
        Write-off of unamortized deferred financing
          costs and, in 1999, interest rate cap
          agreement costs..............................       6,178        --            11,446
        Provision for deferred income taxes............       2,159         4,450         8,885
        Capital structure reorganization related
          charge.......................................      --            --             5,474
        Provision for doubtful accounts................       3,856         2,387         2,416
        Net proceeds from sales (cost of purchases) of
          trading securities...........................      --           (24,982)        7,897
        Net recognized gains from trading securities...      --            (2,236)      (12,914)
        Net recognized (gains) losses from transactions
          in other than trading investments, including
          equity in investment limited partnerships,
          and short positions..........................      (4,871)        2,160         8,467
        (Gain) loss on sale of businesses, net.........       3,513        (5,016)         (655)
        Net provision (reversal or payments) for
          charges related to post-acquisition
          transition, integration and changes to
          business strategies..........................      24,483        (8,697)         (549)
        Income from discontinued operations............     (23,643)         (398)      (13,486)
        Other, net.....................................      (5,390)       (9,924)         (594)
        Changes in operating assets and liabilities:
            Decrease (increase) in receivables.........       9,245         7,881       (13,596)
            Decrease (increase) in inventories.........       3,992        10,607       (12,099)
            Decrease in prepaid expenses and other
              current assets...........................       6,295         1,044         1,156
            Increase (decrease) in accounts payable and
              accrued expenses.........................     (22,122)      (17,905)        3,322
                                                           --------     ---------     ---------
                Net cash provided by operating
                  activities...........................      31,278        19,790        52,217
                                                           --------     ---------     ---------
Cash flows from investing activities:
    Net proceeds from sales (cost of purchases) of
      available-for-sale securities and other
      investments......................................       2,546       (28,845)      (36,220)
    Net proceeds of securities sold short (payments to
      cover short positions in securities).............      --            21,340       (15,332)
    Acquisition of Snapple Beverage Corp...............    (307,205)          (43)       --
    Other business acquisitions (cash acquired in
      1997)............................................       1,759        (3,000)      (34,336)
    Proceeds from sale of investment in Select
      Beverages, Inc...................................      --            28,342        --
    Cash of Chesapeake Insurance Company Limited
      sold.............................................      --            (8,864)       --
    Capital expenditures including in 1998 ownership
      interests in aircraft............................      (6,113)      (15,931)      (15,992)
    Other..............................................       3,377          (540)         (599)
                                                           --------     ---------     ---------
                Net cash used in investing
                  activities...........................    (305,636)       (7,541)     (102,479)
                                                           --------     ---------     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                       YEAR ENDED
                                                         ---------------------------------------
                                                         DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                             1997          1999         2000
                                                             ----          ----         ----
Cash flows from financing activities:
    Proceeds from long-term debt.......................     303,400       100,163       775,000
    Repayments of long-term debt.......................     (79,901)      (14,158)     (568,832)
    Proceeds from stock option exercises...............       2,433         3,939         7,423
    Repurchases of common stock for treasury...........      (1,594)      (54,680)     (117,160)
    Deferred financing costs...........................     (11,479)       (4,000)      (30,500)
    Other..............................................        (651)           35        --
                                                           --------     ---------     ---------
                Net cash provided by financing
                  activities...........................     212,208        31,299        65,931
                                                           --------     ---------     ---------
Net cash provided by continuing operations.............     (62,150)       43,548        15,669
Net cash used in discontinued operations...............      48,627       (11,780)      (15,034)
                                                           --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents...     (13,523)       31,768           635
Cash and cash equivalents at beginning of year.........     143,003       129,480       161,248
                                                           --------     ---------     ---------
Cash and cash equivalents at end of year...............    $129,480     $ 161,248     $ 161,883
                                                           --------     ---------     ---------
                                                           --------     ---------     ---------
Supplemental disclosures of cash flow information:
  Detail of cash flows related to investments:
    Proceeds from sales of trading securities..........    $ --         $  30,412     $  76,550
    Cost of trading securities purchased...............      --           (55,394)      (68,653)
                                                           --------     ---------     ---------
                                                           $ --         $ (24,982)    $   7,897
                                                           --------     ---------     ---------
                                                           --------     ---------     ---------
    Cost of available-for-sale securities and other
      investments purchased............................    $(60,373)    $(107,093)    $(109,681)
    Proceeds from sales of available-for-sale
      securities and other investments.................      62,919        78,248        73,461
                                                           --------     ---------     ---------
                                                           $  2,546     $ (28,845)    $ (36,220)
                                                           --------     ---------     ---------
                                                           --------     ---------     ---------
    Proceeds of securities sold short..................    $ --         $  45,585     $  53,281
    Payments to cover short positions in securities....      --           (24,245)      (68,613)
                                                           --------     ---------     ---------
                                                           $ --         $  21,340     $ (15,332)
                                                           --------     ---------     ---------
                                                           --------     ---------     ---------
  Cash paid during the year for:
        Interest.......................................    $ 52,176     $  60,112     $  70,132
                                                           --------     ---------     ---------
                                                           --------     ---------     ---------
        Income taxes, net..............................    $  4,709     $  13,695     $   1,175
                                                           --------     ---------     ---------
                                                           --------     ---------     ---------

    Due to their noncash nature, the following transactions are not reflected in the 1997 and 1999 consolidated statement of cash flows:

    On November 25, 1997 Triarc issued 1,566,858 shares of Class A Common Stock in exchange for all of the then outstanding stock of Stewart's Beverages, Inc. ('Stewart's') and issued 154,931 stock options in exchange for all of the then outstanding stock options of Stewart's. See Note 3 to the consolidated financial statements for further discussion of this acquisition.

    As part of a contract Triarc entered into on August 19, 1999, Triarc agreed to repurchase an aggregate 3,998,414 shares of Class B Common Stock for $86,186,000, in two purchases that are to occur on or before August 19, 2000 and 2001. The aggregate $86,186,000 obligation for these purchases has been recorded by the Company as 'Forward purchase obligation for common stock' with an equal offsetting reduction to the 'Common stock to be acquired' component of stockholders' equity (deficit). See Note 11 for further discussion of this transaction.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as 'Triarc' and, collectively with its subsidiaries, as the 'Company') and its subsidiaries. The principal subsidiary of the Company, wholly-owned as of January 2, 2000, is Triarc Consumer Products Group, LLC ('TCPG' -- formed in 1999). TCPG has as its subsidiaries Triarc Beverage Holdings Corp. ('Triarc Beverage Holdings' -- formed in 1997),
99.9% -- owned, and RC/Arby's Corporation ('RC/Arby's'), wholly-owned. Triarc Beverage Holdings has as its wholly-owned subsidiaries Snapple Beverage Corp. ('Snapple' -- acquired by the Company on May 22, 1997), Mistic Brands, Inc. ('Mistic') and Stewart's Beverages, Inc. ('Stewart's' -- acquired by the Company on November 25, 1997), formerly Cable Car Beverage Corporation. RC/Arby's has as its principal wholly-owned subsidiaries Royal Crown Company, Inc. ('Royal Crown') and Arby's, Inc. ('Arby's'). The Company's wholly-owned subsidiaries at January 2, 2000 also included National Propane Corporation ('National Propane'), SEPSCO, LLC ('SEPSCO'), formerly Southeastern Public Service Company, and TXL Corp. ('TXL'). National Propane and its subsidiary National Propane SGP Inc., wholly-owned by the Company, owned a combined 42.7% interest in National Propane Partners, L.P. (the 'Propane Partnership') and a subpartnership prior to the July 19, 1999 sale of substantially all of such interest (see Note 18). TXL owned C.H. Patrick & Co., Inc. ('C.H. Patrick') prior to its sale on December 23, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. See Notes 3 and 18 for discussions of the acquisitions and dispositions referred to above.

CHANGE IN FISCAL YEAR

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year contained 52 weeks and commenced January 1, 1997 and ended on December 28, 1997, its 1998 fiscal year contained 53 weeks and commenced December 29, 1997 and ended on January 3, 1999 and its 1999 fiscal year contained 52 weeks and commenced January 4, 1999 and ended on January 2, 2000. Such periods are referred to herein as (1) 'the year ended December 28, 1997' or '1997,' (2) 'the year ended January 3, 1999' or '1998' and (3) 'the year ended January 2, 2000' or '1999,' respectively. January 3, 1999 and January 2, 2000 are referred to herein as 'Year-End 1998' and 'Year-End 1999,' respectively.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in commercial paper of high credit-quality entities, interest-bearing brokerage accounts, money market mutual funds and United States Treasury bills.

INVESTMENTS

Short-Term Investments

    Short-term investments include marketable debt and equity securities with readily determinable fair values and other short-term investments, including investments in limited partnerships, which are not readily marketable. The Company's marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders' equity (net of income taxes) or included as a component of net income, respectively. Other short-term investments consist of investments in which the Company has significant influence over the investees and investments in which the Company does not have significant influence over the investees and are not readily marketable. Other short-term investments in which the Company has significant influence over the investees ('Equity Investments') are accounted for in accordance with the equity method (the
                                                                              55

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

'Equity Method') of accounting under which the consolidated results include the Company's proportionate share of income or loss of such investees. The carrying value of the Company's investment in each of its short-term Equity Investments is equal to the underlying equity in net assets of each investee. Other short-term investments in which the Company does not have significant influence over the investees and are not readily marketable (the 'Cost Investments') are accounted for at cost. The cost of securities sold for all marketable securities is determined using the specific identification method.

Non-Current Investments

    The Company's non-current investments consist of Equity Investments which are accounted for in accordance with the Equity Method and Cost Investments which are accounted for at cost. The excess, if any, of the carrying value of the Company's non-current Equity Investments over the underlying equity in net assets of each investee is being amortized to equity in earnings (losses) of investees included in 'Other income, net' (see Note 17) on a straight-line basis over 15 (for an investment purchased in 1998) or 35 (for an investment purchased in 1997 and sold in 1998) years. The Company reviews Cost Investments in which the Company has unrealized losses for any such unrealized losses deemed to be other than temporary. The Company recognizes an investment loss currently for any such other than temporary losses. See Note 7 for further discussion of the Company's non-current investments.

Securities Sold But Not Yet Purchased

    Securities sold but not yet purchased are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income.

All Investments

    The Company reviews all of its investments in which the Company has unrealized losses for any such unrealized losses deemed to be other than temporary. The Company recognizes an investment loss currently for any such other than temporary losses.

Gain on Issuance of Investee Stock

    The Company recognizes a gain or loss upon an investee's sale of any previously unissued stock to third parties to the extent of the decrease in the Company's ownership of the investee.

INVENTORIES

    The Company's inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out basis.

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

AMORTIZATION OF INTANGIBLES

    Costs in excess of net assets of acquired companies ('Goodwill') are being amortized on the straight-line basis over 15 to 40 years. Trademarks are being amortized on the straight-line basis principally over 15 to 35
56

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

years. Distribution rights are being amortized on the straight-line basis principally over 15 years. Other intangible assets are being amortized on the straight-line basis over 2 to 7 years. Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method.

IMPAIRMENTS

Intangible Assets

    The amount of impairment, if any, in unamortized Goodwill is measured based on projected future operating performance. To the extent future operating performance of those enterprises to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into interest rate cap agreements in order to protect against significant interest rate increases on certain of its floating-rate debt. The costs of such agreements are amortized over the lives of the respective agreements. The only cap agreement outstanding as of January 2, 2000 is approximately two percentage points higher than the interest rate on the related debt as of such date.

STOCK-BASED COMPENSATION

    The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such amounts are being amortized as compensation expense over the vesting period of the related stock options. Compensation cost for stock appreciation rights is recognized currently based on the change in the market price of the Company's common stock during each period.

TREASURY STOCK

    Treasury stock is stated at cost.

FOREIGN CURRENCY TRANSLATION

    Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Currency translation adjustment' component of 'Accumulated other comprehensive income (deficit)' in 'Stockholders' equity (deficit).'
                                                                              57

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

ADVERTISING COSTS AND PROMOTIONAL ALLOWANCES

    The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $40,730,000, $48,389,000 and $36,486,000 for 1997, 1998 and
1999, respectively. In addition the Company supports its beverage bottlers and distributors with promotional allowances the most significant of which are for
(1) indirect advertising by such bottlers and distributors including in-store displays and point-of-sale materials, (2) cold drink equipment and (3) promotional merchandise. Promotional allowances are principally expensed when the related promotion takes place. Estimates used to expense the costs of certain promotions where the Company expects reporting delays by the bottlers or distributors are adjusted quarterly based on actual amounts reported. Promotional allowances amounted to $107,513,000, $103,750,000 and $115,677,000 for 1997, 1998 and 1999, respectively, and are included in 'Advertising, selling and distribution' in the accompanying consolidated statements of operations.

INCOME TAXES

    The Company files a consolidated Federal income tax return with all of its subsidiaries except Chesapeake Insurance (through its sale on December 30, 1998), a foreign corporation. The income of the Propane Partnership through its sale on July 19, 1999 (see Note 3), other than that of its corporate subsidiary, was taxable to its partners and not the Propane Partnership and, accordingly, income taxes for 1997 are provided on the income of the Propane Partnership only to the extent of its ownership by the Company. Subsequently, income taxes were credited on the Company's equity in the losses of the Propane Partnership through its sale and are included in 'Income from discontinued operations' in the accompanying consolidated statements of operations. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

    The Company records sales when inventory is shipped or delivered. Sales terms generally do not allow a right of return. Franchise fees are recognized as income when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised store and are accrued as earned.

RECLASSIFICATIONS

    Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company is predominantly a holding company which is engaged in three lines of business: premium beverages, soft drink concentrates and restaurant franchising (also operated restaurants through May 5, 1997 -- see Note 3). The premium beverage segment represents approximately 76% of the Company's consolidated revenues for the year ended January 2, 2000, the soft drink concentrate segment represents approximately 14% of such revenues, and the restaurant franchising segment represents approximately 10% of such revenues.

    The premium beverage segment markets and distributes, principally to distributors and, to a lesser extent, directly to retailers, premium beverages including all-natural ready-to-drink iced teas, fruit drinks, juices and carbonated sodas under the principal brand names Snapple'r', Snapple Elements'TM', Whipper Snapple'r', Snapple Farms'r', Snapple Refreshers'TM', Mistic'r', Mistic Fruit Blast'TM', Mistic Italian Ice Smoothies'TM', Mistic Sun Valley Squeeze'TM' and Stewart's'r'. The soft drink concentrate segment produces and sells, to bottlers and a private label
58

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

supplier, a broad selection of concentrates and, to a much lesser extent in 1997 (none in 1998 or 1999), carbonated beverages to distributors. These products are sold principally under the brand names RC'r' Cola, Diet RC'r' Cola, Cherry RC'r' Cola, RC Edge'TM', Diet Rite'r' Cola, Diet Rite'r' flavors, Nehi'r', Upper 10'r' and Kick'r'. The restaurant franchising segment franchises Arby's'r' quick service restaurants representing the largest restaurant franchising system specializing in slow-roasted roast beef sandwiches. Some Arby's restaurants are multi-branded with the segment's T.J. Cinnamons'r' and/or Pasta Connection'TM' product lines. The Company operates its businesses principally throughout the United States. Information concerning the number of Arby's restaurants is as follows:

                                                             1997    1998    1999
                                                             ----    ----    ----
Franchised restaurants opened..............................    125     130     159
Franchised restaurants closed..............................     63      87      66
Restaurants transferred to franchisees.....................    355    --      --
Franchised restaurants open at end of period...............  3,092   3,135   3,228

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

CERTAIN RISK CONCENTRATIONS

    The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of raw materials is somewhat mitigated due to the diversification of its businesses. Although premium beverages accounted for 76% of consolidated revenues in 1999, the Company believes that the risks from concentrations within the premium beverage segment are mitigated for several reasons. No customer of the premium beverage segment accounted for more than 7% of consolidated revenues in 1999. The premium beverage segment has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers and other raw materials (such as glass bottles) from a relatively small number of suppliers. The Company believes that, if necessary, adequate raw materials, other than glass bottles, can be obtained from alternate sources. It is uncertain whether all of the glass bottles supplied by two suppliers, which supplied approximately 88% of the premium beverage segment's 1999 purchases of glass bottles, could be replaced by alternate sources. Management, however, does not believe that it is reasonably possible that the Company's largest glass bottle suppliers will be unable to supply substantially all of their anticipated volumes in the near term. The premium beverage segment's three largest co-packer facilities represented an aggregate of 54% of the segment's total 1999 production. One co-packer held 18% of the segment's finished goods inventory as of January 2, 2000. Management believes, however, that sufficient replacement co-packer services could be obtained if necessary. The premium beverage segments' product offerings are varied, including fruit flavored beverages, iced teas, lemonades, carbonated sodas, fruit juices and flavored seltzers. Risk of geographical concentration for all of the Company's businesses is also minimized since each of such businesses generally operates throughout the United States with minimal foreign exposure.

(3) BUSINESS ACQUISITIONS AND DISPOSITIONS

1999 TRANSACTIONS

Millrose and Long Island Snapple Acquisitions

    On February 26, 1999 the Company acquired (the 'Millrose Acquisition') Millrose Distributors, Inc. ('Millrose'), a New Jersey distributor of the Company's premium beverages which prior to the transaction
                                                                              59

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

acquired certain assets of Mid-State Beverage, Inc., for cash of $17,491,000 (including expenses of $241,000), subject to certain post-closing adjustments.

    On January 2, 2000 the Company acquired (the 'Long Island Snapple Acquisition') Snapple Distributors of Long Island, Inc. ('Long Island Snapple'), a distributor of Snapple and Stewart's products on Long Island, New York for cash of $16,845,000 (including expenses of $45,000), subject to certain post-closing adjustments. The Company also entered into a three-year non-compete agreement with the sellers for $2,000,000 (discounted value $1,246,000) payable ratably over a ten-year period.

    The Millrose Acquisition and the Long Island Snapple Acquisition were accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Millrose and the preliminary allocation of the purchase price of Long Island Snapple to the assets and liabilities assumed is presented below under 'Purchase Price Allocations of Acquisitions.'

Sale of National Propane Partnership

    On July 19, 1999 the Company sold (the 'Propane Partnership Sale'), 41.7% of its remaining 42.7% interest in the Propane Partnership and a subpartnership National Propane, L.P. (the 'Operating Partnership') to Columbia Propane, L.P. ('Columbia'), retaining a 1% limited partner interest. The consideration paid to Triarc consisted of (1) cash of $2,866,000 and (2) the forgiveness of $15,816,000 of a note payable to the Operating Partnership by Triarc (the 'Partnership Note') with a remaining principal balance of $30,700,000 immediately prior to the Propane Partnership Sale. The $2,866,000 of cash consisted of $2,101,000 of consideration for the Company's sold interests in the Propane Partnership and the Operating Partnership and $1,033,000 representing the reimbursement of interest expense incurred and paid by the Company on the Partnership Note, both partially offset by $268,000 of amounts equivalent to interest on advances made by the purchaser in a tender offer for the then publicly traded common units representing the 57.3% interest not owned by the Company subsequent to the Propane Partnership IPO (see below). The Propane Partnership Sale resulted in an after-tax gain in 1999, recorded in 'Income from discontinued operations' in the accompanying consolidated statement of operations (see Note 18), of $11,204,000, net of $3,477,000 of related fees and expenses and $6,282,000 of income tax provision. In connection with the closing of the Propane Partnership Sale, Triarc repaid the remaining principal balance of the Partnership Note of $14,884,000 and the Propane Partnership merged into Columbia.

    Prior to the Propane Partnership Sale, the Company owned a 42.7% combined interest in the Propane Partnership and the Operating Partnership; the remaining 57.3% interest the Company did not own was sold in an initial public offering (the 'Propane Partnership IPO') consummated by the Propane Partnership in 1996. The Propane Partnership IPO resulted in a 1996 pretax gain to the Company of $83,852,000 with an additional $15,539,000 of gain deferred at the date of the Propane Partnership IPO (see Note 18 for discussion of the subsequent recognition of this deferred gain).

    In connection with the Propane Partnership Sale, National Propane, whose principal asset following the Propane Partnership Sale is a $30,000,000 intercompany note receivable from Triarc, retained a 1% special limited partner interest in the Operating Partnership and agreed that while it remains a special limited partner, National Propane would indemnify ('the Indemnification') the purchaser for any payments the purchaser makes, only after recourse to the assets of the Operating Partnership, related to the purchaser's obligations under certain of the debt of the Operating Partnership, aggregating approximately $138,000,000 as of January 2, 2000, if the Operating Partnership is unable to repay or refinance such debt. Under the purchase agreement, both the purchaser and National Propane may require the Operating Partnership to repurchase the 1% special limited partner interest. The Company believes that it is unlikely that it will be called upon to make any payments under the Indemnification.

1998 TRANSACTIONS

Sale of Chesapeake Insurance

    Effective December 30, 1998 the Company sold (the 'Chesapeake Sale') all of the stock of Chesapeake Insurance Company Limited ('Chesapeake Insurance') to International Advisory Services Ltd. for $250,000 in
60

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

cash and a $1,500,000 note (the 'IAS Note') bearing interest at an annual rate of 6% and due in 2003. Chesapeake Insurance (1) prior to October 1993 provided certain property insurance coverage for the Company and reinsured a portion of casualty and group life insurance coverage which the Company and certain former affiliates maintained with an unaffiliated insurance company and (2) prior to April 1993 reinsured insurance risks of unaffiliated third parties. The collectibility of the IAS Note is subject to the favorable settlement of claims existing at December 30, 1998 and there would be no realization if such claims are settled for $8,245,000 or more. Should the claims be settled for less than $8,245,000, the note would be realized at $.75 per $1.00 of such favorable settlement reaching full collection of $1,500,000 if the claims are settled for no more than $6,245,000. Based on current projections for settling the claims, the Company expects to collect the $1,500,000 under the IAS Note, however, due to the uncertainty surrounding such collection, the IAS Note was as of December 30, 1998, and continues to be, fully reserved. The $1,086,000 excess of the book value of Chesapeake Insurance of $1,332,000 and related expenses of $4,000 over the cash proceeds of $250,000 was recognized in 1998 as the pretax loss on the Chesapeake Sale. Such loss was included in 'General and administrative' expenses since the loss effectively represents an adjustment of prior period insurance reserves.

Acquisition of T.J. Cinnamons

    On August 27, 1998 the Company acquired (the 'T.J. Cinnamons Acquisition') from Paramark Enterprises, Inc. ('Paramark,' formerly known as T.J. Cinnamons, Inc.) all of Paramark's franchise agreements for full concept bakeries of T.J. Cinnamons, an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, and Paramark's wholesale distribution rights for T.J. Cinnamons products, as well as settling remaining contingent payments from the 1996 acquisition of the trademarks, service marks, recipes and proprietary formulae of T.J. Cinnamons. The aggregate consideration in 1998 of $3,910,000 consisted of cash of $3,000,000 and a $1,000,000
(discounted value of $910,000) non-interest bearing obligation due in equal monthly installments through August 2000.

    The T.J. Cinnamons Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of the T.J. Cinnamons Acquisition to the assets acquired and liabilities assumed is presented below under 'Purchase Price Allocations of Acquisitions.'

1997 TRANSACTIONS

Acquisition of Snapple

    On May 22, 1997 the Company acquired (the 'Snapple Acquisition') Snapple, a marketer and distributor of premium beverages, from The Quaker Oats Company ('Quaker') for $309,386,000 consisting of cash of $300,126,000 (including $126,000 of post-closing adjustments) and $9,260,000 of fees and expenses. The purchase price for the Snapple Acquisition was funded from (1) $75,000,000 of cash and cash equivalents on hand which was contributed by Triarc to Triarc Beverage Holdings and (2) $250,000,000 of borrowings by Snapple on May 22, 1997 under a $380,000,000 credit agreement (the 'Former Beverage Credit Agreement' -- see Note 8), entered into by Snapple, Mistic, Triarc Beverage Holdings and, as amended as of August 15, 1998, Stewart's.

    The Snapple Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Snapple to the assets acquired and liabilities assumed, along with allocations related to the other 1997 acquisitions, is presented below under 'Purchase Price Allocations of Acquisitions.'

Stewart's Acquisition

    On November 25, 1997 the Company acquired (the 'Stewart's Acquisition') Stewart's, a marketer and distributor of premium beverages in the United States and Canada, primarily under the Stewart's'r' brand name, for an aggregate purchase price of $40,596,000. Such purchase price consisted of (1) 1,566,858 shares of Triarc's class A common stock (the 'Class A Common Stock'), with a value of $37,409,000 as of November 25, 1997 (based on the closing price of the Class A Common Stock on such date of $23.875 per share), issued in
                                                                              61

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

exchange for all of the then outstanding stock of Stewart's, (2) 154,931 stock options (see Note 11), with a value of $2,788,000 (based on a calculation using the Black-Scholes option pricing model) as of November 25, 1997, issued in exchange for all of the then outstanding stock options of Stewart's and (3) $399,000 of related expenses (originally estimated at $650,000). Such exchanges represented 0.1722 shares of Class A Common Stock or Triarc stock options for each outstanding Stewart's share or stock option as of November 25, 1997. In addition, the Company incurred $650,000 of expenses related to the registration of the 1,566,858 shares of Class A Common Stock under the Securities Act of 1933 which was charged to 'Additional paid-in capital.'

    The Stewart's Acquisition was accounted for in accordance with the purchase method of accounting. The allocation of the purchase price of Stewart's to the assets acquired and liabilities assumed, along with allocations related to the other 1997 acquisitions, is presented below under 'Purchase Price Allocations of Acquisitions.'

Sale of Restaurants

    On May 5, 1997 certain subsidiaries of the Company consummated the sale to affiliates of RTM, Inc. ('RTM'), the largest franchisee in the Arby's system, of all of the 355 company-owned restaurants (the 'RTM Sale'). The sales price consisted of cash and promissory notes (discounted value) aggregating $3,471,000 (including $2,092,000 of post-closing adjustments) and the assumption by RTM of an aggregate $54,682,000 in mortgage notes (the 'Mortgage Notes') and equipment notes (the 'Equipment Notes') payable to FFCA Mortgage Corporation and $14,955,000 in capitalized lease obligations. Effective May 5, 1997 RTM operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales. In 1996 the Company had recorded a $58,900,000 impairment charge of which $46,000,000 was to reduce the restaurant segment's long-lived assets to estimated net realizable value based on the estimated sales price as of December 31, 1996. Such charge was recorded in 1996 since the Company made the decision to sell all of its company-owned restaurants in the fourth quarter of 1996 and reached an agreement in principle for their sale to RTM in December 1996. Also included in such charge were estimated exit costs associated with selling the company-owned restaurants of $10,709,000. The components of the accrued expenses and other non-current liabilities for such exit costs and an analysis of related activity are as follows (in thousands):

                       BALANCE AT             1997             BALANCE AT             1998            BALANCE AT
                       JANUARY 1,    ----------------------   DECEMBER 28,   ----------------------   JANUARY 3,
                        1997 (a)     PAYMENTS   ADJUSTMENTS       1997       PAYMENTS   ADJUSTMENTS      1999
                        --------     --------   -----------       ----       --------   -----------      ----
Equipment operating
 lease obligations...    $ 9,650     $(2,313)      $(364)(b)     $6,973      $(2,873)      $150 (b)     $4,250
Vacation and personal
 or medical absence
 entitlement costs...      1,059      (1,059)      --            --            --         --             --
                         -------     -------       -----         ------      -------       ----         ------
                         $10,709     $(3,372)      $(364)        $6,973      $(2,873)      $150         $4,250
                         -------     -------       -----         ------      -------       ----         ------
                         -------     -------       -----         ------      -------       ----         ------

                               1999                          BALANCE AT
                       -----------------------   RECLASSI-    JANUARY 2,
                       PAYMENTS   ADJUSTMENTS    FICATIONS      2000
                       --------   ------------   ---------      ----
Equipment operating
 lease obligations...   $(2,780)   $94 (b)    $(1,564)(c)       $-- (c)
Vacation and personal
 or medical absence
 entitlement costs...      --       --             --            --
                        --------   ---        -------           ----
                         $(2,780)  $94        $(1,564)          $--
                        --------   ---        -------           ----
                        --------   ---        -------           ----

---------

 (a) The accrual for exit costs at January 1, 1997 resulted from a 1996 charge for exit costs associated with selling the company-owned restaurants. The $10,709,000 of liabilities for exit costs included $9,650,000 reflecting the present value of certain equipment operating lease obligations which would not be assumed by the purchaser and $1,059,000 relating to vacation and personal or medical absence entitlement costs principally paid to RTM for approximately 6,500 employees associated with the sold restaurants who became employees of RTM as a result of the RTM Sale. Although RTM was not assuming the operating lease obligations, RTM acquired the use of the leased equipment.

 (b) The adjustments represent changes in estimates of the remaining operating lease obligations.

 (c) The balance of equipment operating lease obligations as of December 31, 1999 was converted into a note payable due in December 2000 and, accordingly, the note payable is classified in 'Current portion of long-term debt' in the accompanying consolidated balance sheet as of January 2, 2000.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    In 1997 the Company recorded a $4,089,000 loss on the sale included in 'Gain
(loss) on sale of businesses, net' (see Note 16) representing (1) a $1,457,000 provision for the fair value of Triarc's effective guarantee of future lease commitments and then guarantee of debt repayments assumed by RTM (see below) and
(2) the adjustment of prior year estimates resulting from reconciling actual amounts to prior estimates for (a) remaining costs of previously closed restaurants, (b) transaction costs and (c) interpretative issues between the Company and RTM regarding the measurement of cash flow. Such 1997 loss is exclusive of an extraordinary charge in connection with the early extinguishment of the Mortgage Notes and the Equipment Notes (see Note 19). The results of operations of the sold restaurants have been included in the accompanying consolidated statements of operations until the May 5, 1997 date of sale. Following the RTM Sale, the Company continues as the franchisor of the more than 3,000 Arby's restaurants. During 1997 through the date of sale, the operations of the restaurants to be disposed in the RTM Sale had net sales of $74,195,000, cost of sales of $59,222,000, no depreciation and amortization related to sales and pretax income of $848,000. Such income reflected $3,319,000 of allocated general and administrative expenses and $2,756,000 of interest expense related to the Mortgage Notes and Equipment Notes and capitalized lease obligations directly related to the operations of the restaurants sold to RTM.

    Arby's remains contingently responsible for approximately $117,000,000 of operating and capitalized lease payments (approximately $98,000,000 and $89,000,000 as of January 3, 1999 and January 2, 2000, respectively, assuming RTM has made all scheduled payments through such dates under such lease obligations) if RTM does not make the required lease payments. Obligations under an aggregate $54,682,000 of Mortgage Notes and Equipment Notes which were assumed by RTM in connection with the RTM Sale (approximately $51,000,000 and $49,000,000 outstanding as of January 3, 1999 and January 2, 2000, respectively, assuming RTM has made all scheduled repayments through such dates), have been guaranteed by Triarc. In addition, a subsidiary of the Company is a co-obligor with RTM under a loan, the repayments of which are being made by RTM, with an aggregate principal amount of $626,000 as of May 5, 1997 ($586,000 and $556,000 as of January 3, 1999 and January 2, 2000, respectively, assuming RTM had made all scheduled repayments through such dates). The principal amount of the loan is included in the Company's long-term debt with an equal offsetting amount recorded as a receivable from RTM. This loan has been guaranteed by Triarc.

C&C Sale

    On July 18, 1997 the Company completed the sale (the 'C&C Sale') of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ('Kelco') for $750,000 in cash and an $8,650,000 note (the 'Kelco Note') with a discounted value of $6,003,000 of which $3,623,000 was allocated to the C&C Sale resulting in aggregate proceeds relating to the C&C Sale of $4,373,000. The Kelco Note included compensation both for the C&C Sale and future sales of concentrate for C&C products to Kelco subsequent to July 18, 1997 (the 'Minimum Sales Commitments') and technical services to be performed for Kelco by the Company subsequent to July 18, 1997. The principal of the Kelco Note was allocated first to the Minimum Sales Commitments based on the minimum Kelco purchase commitments set forth in the C&C Sale agreement resulting in a discounted value of $2,096,000, second to technical services to be performed for Kelco, as requested by Kelco, for seven years with a discounted value of $284,000 with the remainder allocated to the C&C Sale. The Minimum Sales Commitments were valued at the contracted sales price for any Kelco purchases in excess of the minimums since the C&C Sale contract did not provide any price for the Minimum Sales Commitments. The technical services to be performed were valued based on the Company's estimated costs to provide such services based on an estimate of the services to be requested by Kelco since the C&C Sale contract did not provide any price for such technical services. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pretax gain of $2,796,000 which, commencing in the third quarter of 1997, is being recognized pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco Note was not at the date of sale, and is not yet, fully assured. Accordingly, gains

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

of $576,000, $314,000 and $356,000 were recognized in 'Gain (loss) on sale of businesses, net' (see Note 16) in the accompanying consolidated statements of operations for 1997, 1998 and 1999, respectively.

Sale of C.H. Patrick

    On December 23, 1997 the Company sold (the 'C.H. Patrick Sale') the stock of C.H. Patrick to The B.F. Goodrich Company for $68,114,000 in cash, net of $3,886,000 of estimated post-closing adjustments. As a result of the C.H. Patrick Sale, the results of C.H. Patrick, which represent the remaining operations of the Company's former textile segment, have been classified in the accompanying financial statements as discontinued operations through the date of sale (see further discussion in Note 18). Included in 'Income from discontinued operations' for the year ended December 28, 1997 is a $19,509,000 gain on the C.H. Patrick Sale, net of $3,703,000 of related fees and expenses and $13,768,000 of provision for income taxes. Such gain is exclusive of an extraordinary charge in connection with the early extinguishment of debt (see
Note 19) and reflects the write-off of $2,718,000 of Goodwill which has no tax benefit.

PURCHASE PRICE ALLOCATIONS OF ACQUISITIONS

    The following table sets forth the allocation of the aggregate purchase prices of the acquisitions discussed above and a reconciliation to business acquisitions in the accompanying consolidated statements of cash flows (in thousands):

                                                         1997      1998     1999
                                                         ----      ----     ----
Current assets.......................................  $113,767   $ --     $ 4,585
Properties...........................................    21,613     --         566
Goodwill.............................................   102,271      160     4,619
Trademarks...........................................   221,300    3,389     --
Other intangible assets..............................     --         110    31,524
Other assets.........................................    27,697     --       --
Current liabilities..................................   (73,898)      43        94
Long-term debt assumed including current portion.....      (686)    --       --
Deferred income tax liabilities......................   (52,513)    --      (5,843)
Other liabilities....................................   (13,908)    --      (1,209)
                                                       --------   ------   -------
                                                        345,643    3,702    34,336
Less (plus):
    Long-term debt issued to sellers.................     --         910     --
    Triarc Class A Common Stock issued to sellers,
      stock options issued to employees, related
      expenses (adjustment in 1998), net of stock
      registration costs.............................    40,197     (251)    --
                                                       --------   ------   -------
                                                       $305,446   $3,043   $34,336
                                                       --------   ------   -------
                                                       --------   ------   -------



(4) INCOME (LOSS) PER SHARE

    Basic income (loss) per share for 1997, 1998 and 1999 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 30,132,000, 30,306,000 and 26,015,000, respectively. For 1997, the diluted loss per share is the same as the basic loss per share since the only then existing potentially dilutive securities, stock options, would have had an antidilutive effect for such year. For 1998 and 1999, diluted income per share has been computed by dividing the income by an aggregate 31,527,000 shares and 26,943,000 shares, respectively. The shares used for diluted income per share consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the effect of dilutive stock options of 1,221,000 and 818,000 shares for 1998 and 1999, respectively, computed utilizing the treasury stock method and (2) the effect of a dilutive forward purchase obligation for common

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

stock (see Note 11) of 110,000 shares for 1999. The shares for diluted income per share in 1998 and 1999 exclude any effect of the assumed conversion of the Debentures (see Note 8) since the effect thereof would have been antidilutive.

(5) SHORT-TERM INVESTMENTS AND SECURITIES SOLD BUT NOT YET PURCHASED

SHORT-TERM INVESTMENTS

    The Company's short-term investments are stated at fair value, except for other short-term investments which are stated either at cost, as reduced by any unrealized losses deemed to be other than temporary, or at equity. Cost, as set forth in the table below, represents amortized cost as reduced by any unrealized losses deemed other than temporary (see Note 15) for corporate debt securities and cost as reduced by any unrealized losses deemed to be other than temporary for other short term investments. The cost, gross unrealized gains and losses, fair value and carrying value, as appropriate, of the Company's short-term investments at January 3, 1999 and January 2, 2000 were as follows (in thousands):

                                               YEAR-END 1998                              YEAR-END 1999
                             --------------------------------------------------   ------------------------------
                                        GROSS UNREALIZED                                      GROSS UNREALIZED
                                       -------------------    FAIR     CARRYING              -------------------
                              COST     GAINS       LOSSES     VALUE     VALUE       COST     GAINS       LOSSES
                              ----     -----       ------     -----     -----       ----     -----       ------
Marketable securities
 Available-for-sale:
   Equity securities......   $29,036   $4,389      $(5,006)  $28,419   $ 28,419   $ 29,171   $4,105      $(2,235)
   Corporate debt
     securities...........    23,311      68          (587)   22,792     22,792     18,976       39         (552)
                             -------   ------      -------   -------   --------   --------   ------      -------
      Total available-for-
        sale marketable
        securities........    52,347   $4,457      $(5,593)   51,211     51,211     48,147   $4,144      $(2,787)
                             -------   ------      -------   -------   --------   --------   ------      -------
                                       ------      -------                                   ------      -------
Trading:
   Equity securities......    22,636                          25,436     25,436     19,216
   Corporate debt
     securities...........     1,949                           1,824      1,824      4,726
                             -------                         -------   --------   --------
      Total trading
        securities........    24,585                          27,260     27,260     23,942
                             -------                         -------   --------   --------
Other short-term
 investments..............    21,904                          19,468     22,550     63,793
                             -------                         -------   --------   --------
                             $98,836                         $97,939   $101,021   $135,882
                             -------                         -------   --------   --------
                             -------                         -------   --------   --------

                               YEAR-END 1999
                            -------------------

                              FAIR     CARRYING
                             VALUE      VALUE
                             -----      -----
Marketable securities
 Available-for-sale:
   Equity securities......  $ 31,041   $ 31,041
   Corporate debt
     securities...........    18,463     18,463
                            --------   --------
      Total available-for-
        sale marketable
        securities........    49,504     49,504
                            --------   --------

Trading:
   Equity securities......    23,449     23,449
   Corporate debt
     securities...........     5,318      5,318
                            --------   --------
      Total trading
        securities........    28,767     28,767
                            --------   --------
Other short-term
 investments..............    77,738     73,363
                            --------   --------
                            $156,009   $151,634
                            --------   --------
                            --------   --------

    Corporate debt securities at January 2, 2000 which are classified as available-for-sale mature as follows (in thousands):

                                                                         FAIR
FISCAL YEARS                                                   COST      VALUE
------------                                                   ----      -----
2000........................................................  $ 1,119   $ 1,109
2001 - 2004.................................................   12,282    11,948
2005 - 2008.................................................    5,575     5,406
                                                              -------   -------
                                                              $18,976   $18,463
                                                              -------   -------
                                                              -------   -------

    Proceeds from sales of available-for-sale marketable securities were approximately $62,919,000, $63,562,000 and $72,552,000 in 1997, 1998 and 1999,
respectively. Gross realized gains and gross realized losses on those sales are included in 'Investment income, net' (see Note 15) in the accompanying consolidated statements of operations and are as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

                                                           1997     1998     1999
                                                           ----     ----     ----
Gross realized gains....................................  $5,187   $5,139   $7,514
Gross realized losses...................................    (338)    (550)    (865)
                                                          ------   ------   ------
                                                          $4,849   $4,589   $6,649
                                                          ------   ------   ------
                                                          ------   ------   ------

    The net change in the unrealized gain (loss) on available-for-sale securities included in other comprehensive income (loss) consisted of the following (in thousands):

                                                           1997     1998     1999
                                                           ----     ----     ----
Net change in unrealized gains (losses) on
  available-for-sale securities:
    Unrealized appreciation (depreciation) of
      available-for-sale securities.....................  $  (903)  $ 462   $ 9,843
    Less reclassification adjustments for prior year
      appreciation of securities sold during the year...   (1,140)   (468)     (668)
                                                          -------   -----   -------
                                                           (2,043)     (6)    9,175
    Equity in the increase (decrease) in unrealized gain
      on retained interest..............................    --        596      (234)
    Income tax benefit (provision)......................      707    (189)   (3,207)
                                                          -------   -----   -------
                                                          $(1,336)  $ 401   $ 5,734
                                                          -------   -----   -------
                                                          -------   -----   -------

    The net change in the net unrealized gain on trading securities included in earnings for the years ended January 3, 1999 and January 2, 2000 was $2,675,000 and $2,144,000, respectively.

    Other short-term investments represent investments in limited partnerships, limited liability companies and similar investment entities which invest in securities; primarily debt securities, common and preferred equity securities, convertible securities, stock warrants and rights and stock options. These investments are focused on both domestic and foreign securities, including those of emerging market countries. Certain of these investments are accounted for in accordance with the equity method.

SECURITIES SOLD BUT NOT YET PURCHASED

    The Company also enters into short sales of debt and equity securities as part of its portfolio management strategy. The Company's short sales are commitments to sell such debt and equity securities not owned at the time of sale that require purchase of such debt and equity securities at a future date. Such short sales resulted in proceeds of $45,585,000 and $53,281,000 for the years ended January 3, 1999 and January 2, 2000, respectively. The net change in the net unrealized gain on securities sold but not yet purchased charged to results of operations for the years ended January 3, 1999 and January 2, 2000 was $(3,069,000) and $(1,834,000), respectively. The fair value and carrying value of the liability for securities sold but not yet purchased was $23,599,000 and $21,138,000 at January 3, 1999 and January 2, 2000, respectively, and is included in 'Accrued expenses' (see Note 6).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(6) BALANCE SHEET DETAIL

RECEIVABLES

    The following is a summary of the components of receivables (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1998      1999
                                                               ----      ----
Receivables:
    Trade...................................................  $63,283   $72,742
    Affiliates..............................................      170       888
    Other...................................................    8,004    11,295
                                                              -------   -------
                                                               71,457    84,925
Less allowance for doubtful accounts........................    5,551     5,641
                                                              -------   -------
                                                              $65,906   $79,284
                                                              -------   -------
                                                              -------   -------

    Substantially all receivables are pledged as collateral for certain debt (see Note 8).

INVENTORIES

    The following is a summary of the components of inventories (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1998      1999
                                                               ----      ----
Raw materials...............................................  $20,268   $20,952
Work in process.............................................       98       397
Finished goods..............................................   26,395    40,387
                                                              -------   -------
                                                              $46,761   $61,736
                                                              -------   -------
                                                              -------   -------

    Substantially all inventories are pledged as collateral for certain debt (see Note 8).

PROPERTIES

    The following is a summary of the components of properties (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1998      1999
                                                               ----      ----
Land........................................................  $ 1,967   $ 1,517
Buildings and improvements..................................    5,623     2,923
Leasehold improvements......................................   12,687    23,662
Machinery and equipment.....................................   38,378    42,724
Leased assets capitalized...................................      431       384
                                                              -------   -------
                                                               59,086    71,210
Less accumulated depreciation and amortization..............   27,883    34,812
                                                              -------   -------
                                                              $31,203   $36,398
                                                              -------   -------
                                                              -------   -------

    Substantially all properties are pledged as collateral for certain debt (see
Note 8).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

    The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                                  YEAR-END
                                                             -------------------
                                                               1998       1999
                                                               ----       ----
Costs in excess of net assets of acquired companies
  (Note 3).................................................  $355,482   $360,101
Less accumulated amortization..............................    87,267     98,435
                                                             --------   --------
                                                             $268,215   $261,666
                                                             --------   --------
                                                             --------   --------

TRADEMARKS

    The following is a summary of the components of trademarks (in thousands):

                                                                  YEAR-END
                                                             -------------------
                                                               1998       1999
                                                               ----       ----
Trademarks.................................................  $286,231   $286,319
Less accumulated amortization..............................    24,325     35,202
                                                             --------   --------
                                                             $261,906   $251,117
                                                             --------   --------
                                                             --------   --------

    Substantially all trademarks are pledged as collateral for certain debt (see
Note 8).

OTHER INTANGIBLE ASSETS

    The following is a summary of the components of other intangible assets (in thousands):

                                                                  YEAR-END
                                                              ----------------
                                                               1998     1999
                                                               ----     ----
Distribution rights.........................................  $  306   $28,027
Non-compete agreements......................................   5,214     7,661
Other.......................................................     922     3,020
                                                              ------   -------
                                                               6,442    38,708
Less accumulated amortization...............................   5,483     7,078
                                                              ------   -------
                                                              $  959   $31,630
                                                              ------   -------
                                                              ------   -------

DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1998      1999
                                                               ----      ----
Deferred financing costs....................................  $34,164   $34,640
Less accumulated amortization of deferred financing costs...   17,840     3,787
                                                              -------   -------
                                                               16,324    30,853
Other.......................................................   22,892    20,270
                                                              -------   -------
                                                              $39,216   $51,123
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

ACCRUED EXPENSES

    The following is a summary of the components of accrued expenses (in thousands):

                                                                  YEAR-END
                                                             -------------------
                                                               1998       1999
                                                               ----       ----
Accrued compensation and related benefits..................  $ 22,407   $ 29,261
Accrued interest...........................................    22,956     25,076
Securities sold but not yet purchased (Note 5).............    23,599     21,138
Accrued promotions.........................................    14,922     19,560
Accrued production contract losses (a).....................     4,639      3,251
Accrued advertising........................................     2,582      2,813
Accrued legal settlements and environmental matters (Note
  23)......................................................     1,884      3,325
Other......................................................    36,319     31,401
                                                             --------   --------
                                                             $129,308   $135,825
                                                             --------   --------
                                                             --------   --------

---------

 (a) Represents obligations related to the portion of those long-term production contracts with copackers, assumed in connection with the Snapple Acquisition, which the Company does not anticipate utilizing based on projected future volumes. The decrease in this accrual during 1999 was due to obligations paid during such year.

(7) INVESTMENTS

    The following is a summary of the components of investments (non-current) (in thousands):

                                  INVESTMENT                      INTEREST IN
                               ----------------                   UNDERLYING    MARKET
                                   YEAR-END          % OWNED        EQUITY      VALUE
                               ----------------   --------------  -----------   ------
                                1998     1999                YEAR-END 1999
                                ----     ----     ------------------------------------
MCM Capital Group, Inc., at
  equity.....................  $3,382   $ 4,189        8.4%         $2,787      $2,340
EBT Holding Company, LLC, at
  equity.....................    --         372       18.6%            372
Clarion KPE Investors, LLC,
  at equity..................    --         694       38.6%            694
Limited partnerships, at
  equity.....................   1,421       853   10.1% to 37.4%       853
Non-marketable preferred and
  common stock, at cost......   2,650     4,550
Other, at cost less (in 1998)
  other than temporary
  unrealized losses
  (Notes 15).................   1,630     3,497
                               ------   -------
                               $9,083   $14,155
                               ------   -------
                               ------   -------

    The Company's consolidated equity in the earnings (losses) of investees accounted for under the equity method and classified as non-current (other than the equity in the income of Clarion KPE Investors, LLC ('Clarion'), an investment limited liability company, which is included in 'Investment income, net') and included as a component of 'Other income, net' (see Note 17) in the accompanying consolidated statements of operations consisted of the following components (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

                                                           1997     1998     1999
                                                           ----     ----     ----
MCM Capital Group, Inc., at equity.......................  $--     $   834   $(147)
Limited partnerships, at equity..........................   (299)   (1,281)    157
Select Beverages.........................................    862    (1,222)   --
                                                           -----   -------   -----
                                                           $ 563   $(1,669)  $  10
                                                           -----   -------   -----
                                                           -----   -------   -----

    The Company has an investment in MCM Capital Group, Inc. ('MCM'), an investee accounted for in accordance with the equity method. MCM is a financial services company specializing in the recovery, restructuring, resale and securitization of charged-off, delinquent and non-performing receivable portfolios acquired at deep discounts. On July 14, 1999 MCM consummated an initial public offering (the 'MCM IPO') of 2,250,000 shares of its common stock resulting in a decrease in the Company's percentage ownership interest to 8.4% from 12.2%. The Company recorded a non-cash gain as a result of the MCM IPO of $1,188,000 included in 'Gain (loss) on sale of businesses, net' (see Note 16). Such gain represents, to the extent of the 3.8% percentage ownership decrease in MCM, the excess of the $8.76 net per share proceeds to MCM in the MCM IPO over the Company's $5.04 carrying value per share plus the 3.8% realized portion of the Company's equity in MCM's unrealized gain on its retained interest. The unrealized gain on MCM's retained interest in securitized assets represents the fair value of the estimated receivables to be retained by MCM, as a result of MCM's issuance of securitization notes collateralized by credit card receivables, over the allocated carrying value of those receivables.

    On January 12, 2000 the Company entered into an agreement (the 'Note Guaranty') to guarantee $10,000,000 principal amount of senior notes (the 'MCM Notes') issued by MCM to a major financial institution in consideration for a fee of $200,000 and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $305,000. The $10,000,000 guaranteed amount will be reduced by (1) any repayments of the MCM Notes, (2) any purchases of the MCM Notes by the Company and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by the Company, MCM or another significant stockholder of MCM or any of their affiliates. Certain officers of the Company, including entities controlled by them, collectively own approximately 15.7% of MCM and are not parties to the Note Guaranty and could indirectly benefit therefrom. In addition to the Note Guaranty, the Company and certain other stockholders of MCM, including the officers of the Company referred to above, on a joint and several basis, have entered into guaranties (the 'Bank Guaranties') and certain related agreements to guarantee an aggregate of $15,000,000 of revolving credit borrowings of a subsidiary of MCM, of which the Company would be responsible for approximately $1,800,000 assuming all of the parties other than the Company (the 'Other Parties') to the Bank Guaranties and the related agreements fully perform. The Company has agreed to purchase a $15,000,000 certificate of deposit from such financial institution which under the Bank Guaranties is subject to set off under certain circumstances if the parties to the Bank Guaranties and related agreements fail to perform their obligations thereunder. MCM has encountered cash flow and liquidity difficulties. While it is not currently possible to determine if MCM may eventually default on any of the aforementioned obligations, management of the Company currently believes that it is possible, but not probable, that the Company will be required to make payments under the Note Guaranty and/or the Bank Guaranties.

    The Company and certain of its officers and employees co-invested in EBT Holding Company, LLC ('EBT') resulting in the Company owning 18.6% and the officers and employees owning 56.4%. The Company advanced the funds for the purchases by the officers and employees and transferred such ownership to the officers and employees for cash aggregating $376,000 and notes due the Company aggregating $752,000, of which one-half, or $376,000, are non-recourse notes. Such notes bear interest at the prime rate adjusted annually (8.5% at January 2, 2000). The Company accounts for its investment in EBT in accordance with the equity method. However, the only operating asset of EBT is its investment in the non-cumulative preferred stock of EBondTrade.com, Inc. which is accounted for at cost and, accordingly, EBT had no earnings or losses in the year 1999. The Company accounts for its investment in Clarion in accordance with the equity method. The

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

principal asset of Clarion is its investment in the non-cumulative preferred stock of KPE, Inc. ('KPE') which is accounted for at cost. Subsequent to January 2, 2000 the Company and certain of its officers and employees co-invested in 280 KPE Holdings LLC ('280 KPE'), a newly formed limited liability company, resulting in the Company owning 25.3% and the officers and employees owning 74.7% of 280 KPE which will own the Company's present 38.6% interest in Clarion. The Company will advance the funds for the purchases by the officers and employees aggregating $2,241,000 which the Company currently anticipates will be reimbursed approximately one-third in cash and approximately one-third each in recourse and non-recourse notes. The Company expects that such notes will bear interest at the prime rate adjusted annually. The Company provides such officers and employees opportunities to co-invest as part of its overall retention efforts.

    The Company owned 20% of Select Beverages, Inc. ('Select Beverages') until its sale on May 1, 1998. On May 1, 1998 the Company sold its interest in Select Beverages for $28,342,000, subject to certain post-closing adjustments. The Company recognized a pre-tax gain on the sale of Select Beverages during 1998 of $4,702,000, included in 'Gain (loss) on sale of businesses, net' (see Note 16), representing the excess of the net sales price over the Company's carrying value of the investment in Select Beverages and related estimated post-closing adjustments and expenses. During the year 1999 the Company recorded an $889,000 reduction to the gain from the sale of Select Beverages resulting from a post-closing adjustment to the purchase price higher than the adjustment originally estimated in determining the $4,702,000 gain recorded in the year 1998.

    The Company's investments in MCM and Select Beverages exceeded the underlying equity in their respective net assets. During 1998 and 1999 amortization of such excess of $104,000 and $113,000, respectively, related to MCM and $341,000 related to Select Beverages through the May 1, 1998 sale of Select Beverages was included in the equity in earnings or losses of the respective investments.

    The Company, through its ownership in Snapple, owned 50% of the stock of Rhode Island Beverage Packing Company, L.P. ('Rhode Island Beverages') prior to its disposition in February 1998. Snapple and Quaker were defendants in a breach of contract case filed in April 1997 by Rhode Island Beverages, prior to the Snapple Acquisition (the 'Rhode Island Beverages Matter'). The Rhode Island Beverages Matter was settled in February 1998 and in accordance therewith the Company surrendered (1) its 50% investment in Rhode Island Beverages ($550,000) and (2) certain properties ($1,202,000) and paid Rhode Island Beverage $8,230,000. The settlement amounts were fully provided for in a combination of
(1) $6,530,000 of legal reserves provided in 'Charges (credit) related to post-acquisition transition, integration and changes to business strategies' (see Note 13), (2) $3,321,000 of reserves for losses in long-term production contracts established in the Snapple Acquisition purchase accounting and
(3) $131,000 of an accrual related to the Rhode Island Beverages long-term production contract included in historical liabilities at the date of the Snapple Acquisition (see Note 3). At the date of the Snapple Acquisition the investment in Rhode Island Beverages was expected to be surrendered in connection with the settlement of the Rhode Island Beverages Matter. Accordingly, the Company did not recognize any equity in the earnings of Rhode Island Beverages prior to such surrender in February 1998.

    The Company's investments accounted for in accordance with the equity method include MCM, a financial services company specializing in the recovery, restructuring, resale and securitization of charged-off, delinquent and non-performing receivable portfolios acquired at deep discounts, partnerships that develop and operate golf courses and several investment limited partnerships and limited liability companies which invest in diversified portfolios of securities. As such, the summary balance sheet and income statement information presented below combines assets, liabilities, revenues and expenses which vary greatly in nature and are taken from balance sheets which do not distinguish between current and long-term assets and liabilities. The largest components of total assets and liabilities represent the short-term investments and securities sold but not yet purchased of the investment entities. Other assets primarily represent properties of the golf courses and investments in receivable portfolios. Other liabilities primarily represent long-term debt. Revenues relate to the operations of golf courses as well as operating revenues of the financial services company. Investment income, net relates to the investment entities.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    Summary unaudited combined balance sheet and income statement information for our investments accounted for in accordance with the equity method as of and for the year ended December 31, 1999, the year end of such investments, is as follows (in thousands):

Balance sheet information:
    Short-term investments..................................  $683,629
    Other assets............................................   289,396
                                                              --------
                                                              $973,025
                                                              --------
                                                              --------
    Securities sold but not yet purchased...................  $540,081
    Other liabilities.......................................    92,484
    Partners' capital/Members' capital/Stockholders'
      equity................................................   340,460
                                                              --------
                                                              $973,025
                                                              --------
                                                              --------
Income statement information:
    Revenues................................................  $ 37,185
    Investment income, net..................................    60,236
    Operating profit........................................    61,152
    Net income..............................................    63,065

(8) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                1998       1999
                                                                ----       ----
Credit facility term loans bearing interest at a weighted
  average rate of 9.03% at January 2, 2000 (a)..............  $  --      $470,088
10 1/4% senior subordinated notes due 2009 (a)..............     --       300,000
Zero coupon convertible subordinated debentures due 2018
  (net of unamortized original issue discount of $246,908 at
  January 2, 2000) (b)......................................   106,103    113,092
9 3/4% senior secured notes refinanced in 1999 (a)..........   275,000      --
Former Beverage Credit Agreement term loans refinanced in
  1999 (a)..................................................   284,333      --
Other.......................................................    12,823      9,873
                                                              --------   --------
        Total debt..........................................   678,259    893,053
        Less amounts payable within one year................     9,978     42,194
                                                              --------   --------
                                                              $668,281   $850,859
                                                              --------   --------
                                                              --------   --------

    Aggregate annual maturities of long-term debt, including capitalized lease obligations, were as follows as of January 2, 2000 (in thousands) (a):

2000....................................................  $   42,194
2001....................................................      10,363
2002....................................................      12,175
2003....................................................      14,547
2004....................................................      15,056
Thereafter..............................................   1,045,626
                                                          ----------
                                                           1,139,961
Less unamortized original issue discount................    (246,908)
                                                          ----------
                                                          $  893,053
                                                          ----------
                                                          ----------

                                                        (footnotes on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnotes from previous page)

 (a) On February 25, 1999 TCPG and Triarc Beverage Holdings issued $300,000,000 principal amount of 10 1/4% senior subordinated notes due 2009 (the 'Notes') and Snapple, Mistic, Stewart's, RC/Arby's and Royal Crown concurrently entered into an agreement (the 'Credit Agreement') for a $535,000,000 senior bank credit facility (the 'Credit Facility') consisting of a $475,000,000 term facility, all of which was borrowed as three classes of term loans (the 'Term Loans') on February 25, 1999, and a $60,000,000 revolving credit facility (the 'Revolving Credit Facility') which provides for borrowings (the 'Revolving Loans') by Snapple, Mistic, Stewart's, RC/Arby's or Royal Crown. There were no borrowings under the Revolving Credit Facility in 1999. The Company utilized a portion of the aggregate net proceeds of these borrowings to (1) repay on February 25, 1999 the $284,333,000 outstanding principal amount of the term loans under the Former Beverage Credit Agreement and $1,503,000 of related accrued interest, (2) redeem (the 'Redemption') on March 30, 1999 the $275,000,000 of borrowings under the RC/Arby's 9 3/4% senior notes due 2000 (the '9 3/4% Senior Notes') and pay $4,395,000 of related accrued interest and $7,662,000 of redemption premium, (3) acquire Millrose (see Note 3) for $17,491,000 and (4) pay fees and expenses of $30,500,000 relating to the issuance of the Notes and the consummation of the Credit Facility (the 'Refinancing Transactions'). The remaining net proceeds of the Refinancing Transactions are being or will be used for general corporate purposes, which may include working capital, investments, future business acquisitions, repayment or refinancing of indebtedness, restructurings or repurchases of securities, including repurchases of the Company's common stock (see Note 11). As a result of the repayment prior to maturity of the borrowings under the Former Beverage Credit Agreement and the Redemption, the Company recognized an extraordinary charge during 1999 of $12,097,000 (see Note 19).

     The stated interest rate on the Notes is 10 1/4%. However, on August 25, 1999 a temporary increase in the interest rate by 1/2% to 10 3/4% became effective because a registration statement (the 'Registration Statement') covering resales by holders of the Notes had not been declared effective by the Securities and Exchange Commission (the 'SEC') by August 24, 1999. The Registration Statement was declared effective on December 23, 1999 and on January 28, 2000 the Company completed an exchange offer (the 'Exchange Offer') which, collectively, permitted the Notes to be publicly traded. Upon the completion of the Exchange Offer, the annual interest rate on the Notes reverted to the original 10 1/4%. The Notes mature in 2009 and do not require any amortization of principal prior thereto. However, under the indenture pursuant to which the Notes were issued, the Notes are redeemable at the option of the Company at amounts commencing at 105.125% of principal beginning February 2004 decreasing annually to 100% in February 2007 through February 2009. In addition, should the Company consummate a permitted public equity offering of Triarc or its subsidiaries, the Company may at any time prior to February 2002 redeem up to $105,000,000 of the Notes at 110.25% of principal amount with the net proceeds of such public offering.

     Borrowings under the Credit Facility bear interest, at the Company's option, at rates based on either the 30, 60, 90 or 180-day London Interbank Offered Rate ('LIBOR') (ranging from 5.82% to 6.13% at January 2, 2000) or an alternate base rate (the 'ABR'). The ABR (8 1/2% at January 2, 2000) represents the higher of the prime rate or 1/2% over the Federal funds rate. The interest rates on LIBOR-based loans are reset at the end of the period corresponding with the duration of the LIBOR selected. The interest rates on ABR-based loans are reset at the time of any change in the ABR. Revolving Loans and one class of the Term Loans with $43,312,000 outstanding as of January 2, 2000 (the 'Term A Loans') currently bear interest at 3% over LIBOR or 2% over ABR. The other two classes of Term Loans with $124,063,000 and $302,713,000 outstanding as of January 2, 2000 (the 'Term B Loans' and 'Term C Loans,' respectively) bear interest at
     3 1/2% and 3 3/4% over LIBOR, respectively, and 2 1/2% and 2 3/4%, respectively, over ABR. The borrowing base for Revolving Loans is the sum of 80% of eligible accounts receivable and 50% of eligible inventories. At January 2, 2000 there was $51,099,000 of borrowing availability under the Revolving Credit Facility in accordance with limitations due to such borrowing base.
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnotes continued from previous page)

     The Company must make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow, as defined in the Credit Agreement. Such mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the Term Loans except that any lender that has Term B Loans or Term C Loans outstanding may elect not to have its pro rata share of such loans repaid. Any amount prepaid and not applied to Term B Loans or Term C Loans as a result of such election would be applied first to the outstanding balance of the Term A Loans and second to any outstanding balance of Revolving Loans, with any remaining amount being returned to the Company. Accordingly, a $28,349,000 prepayment will be required in the second quarter of 2000 in respect of the year ended January 2, 2000. Accordingly, the $28,349,000 the Company will be required to prepay is included in 'Current portion of long-term debt' in the accompanying consolidated balance sheet as of January 2, 2000. After consideration of the effect of this excess cash flow prepayment and assuming lenders of Term B Loans and Term C Loans elect to accept their pro rata share of such prepayment, the Term Loans would be due $36,200,000 in 2000 including the estimated excess cash flow prepayment, $9,875,000 in 2001, $11,995,000 in 2002, $14,117,000
     in 2003, $14,645,000 in 2004, $88,528,000 in 2005, $228,249,000 in 2006 and
     $66,479,000 in 2007 and any Revolving Loans would be due in full in March 2005. Such maturities will change if the Company is required to make any future excess cash flow payments. Pursuant to the Credit Agreement the Company can make voluntary prepayments of the Term Loans. As of March 10, 2000 no such voluntary prepayments had been made. However, if the Company makes voluntary prepayments of the Term B and Term C Loans, it will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amount of such Term Loans prepaid through February 25, 2001.

     Under the Credit Agreement, substantially all of the Company's assets, other than cash, cash equivalents and short-term investments, are pledged as security. In addition, the Company's obligations with respect to (1) the Notes are guaranteed (the 'Note Guarantees') by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the Credit Facility is guaranteed (the 'Credit Facility Guaranty') by TCPG, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's. As collateral for the Credit Facility Guaranty, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The Note Guarantees are full and unconditional, are on a joint and several basis and are unsecured.

 (b) On February 9, 1998 the Company issued zero coupon convertible subordinated debentures due 2018 (the 'Debentures') with an aggregate principal amount at maturity of $360,000,000. The Debentures were issued at a discount of 72.177% from principal and an annual yield to maturity of 6.5%. The Debentures are convertible into Class A Common Stock at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents a conversion price as of January 2, 2000 of approximately $33.19 per share of Class A Common Stock. The conversion price will increase over the life of the Debentures at an annual rate of 6.5% and the conversion of all of the currently outstanding Debentures into Class A Common Stock would result in the issuance of approximately 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by the Company commencing February 9, 2003 at the original issue price plus accrued original issue discount to the date of any such redemption and the Debentures can be put to the Company on February 9, 2003, 2008 and 2013 or at any time upon the occurrence of a fundamental change, as defined, in the Company's Class A Common Stock at not more than the original issue price plus accrued original issue discount at the date of any such put.

                              -------------------

    The Company's debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters (a) the incurrence of indebtedness,
(b) the retirement of certain debt prior to maturity, (c) investments,
(d) asset dispositions and (e) affiliate transactions other than in the normal course of business, and (4) restrict the payment of dividends to

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

Triarc. Under the most restrictive of such covenants, the borrowers would not be able to pay any dividends or make any loans or advances to Triarc other than permitted one-time distributions, including dividends, paid to Triarc in connection with the Refinancing Transactions. Such one-time permitted distributions consisted of $91,420,000 paid on February 25, 1999 and $124,108,000 paid on March 30, 1999 following the Redemption, and included aggregate dividends of $204,746,000. As of January 2, 2000 the Company was in compliance with all of such covenants.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, accrued expenses, short-term investments, other non-current investments, at cost, long-term debt and a forward purchase obligation for common stock (see Note 11). In addition, the Company has non-marketable preferred and common stock, at cost (see Note 7) for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The fair values of short-term investments are based on quoted market prices or statements of account received from investment managers or from the investees and are set forth in Note 5. The carrying amounts and fair values of other non-current investments, at cost, long-term debt and a forward purchase obligation for common stock were as follows (in thousands):

                                                          YEAR-END
                                          -----------------------------------------
                                                 1998                  1999
                                          -------------------   -------------------
                                          CARRYING     FAIR     CARRYING     FAIR
                                           AMOUNT     VALUE      AMOUNT     VALUE
                                           ------     -----      ------     -----
Other non-current investments, at cost
  (Note 7)..............................  $  1,630   $  1,504   $  3,497   $  3,775
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------
Long-term debt (Note 8):
    Credit Facility term loans..........  $  --      $  --      $470,088   $470,088
    Notes...............................     --         --       300,000    287,250
    Debentures..........................   106,103     74,700    113,092     80,532
    9 3/4% Senior Notes.................   275,000    278,000      --         --
    Former Beverage Credit Agreement....   284,333    284,333      --         --
    Other long-term debt................    12,823     13,265      9,873      9,955
                                          --------   --------   --------   --------
                                          $678,259   $650,298   $893,053   $847,825
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------
Forward purchase obligation for common
  stock (Note 11).......................  $  --      $  --      $ 86,186   $ 86,186
                                          --------   --------   --------   --------
                                          --------   --------   --------   --------

    The fair values of the Company's other non-current investments, at cost are based on quoted market prices, to the extent available, or statements of account received from such investees. The fair values of the term loans under the Credit Agreement and the Former Beverage Credit Agreement approximated their carrying values due to the relatively frequent resets of their floating interest rates. The fair values of the Notes, the Debentures and the 9 3/4% Senior Notes are based on quoted market prices. The fair values of all other long-term debt were either (1) determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations or (2) assumed to reasonably approximate their carrying amounts since the remaining maturities are relatively short-term or the carrying amounts of such debt are relatively insignificant. The fair value of the Company's forward purchase obligation for common stock was assumed to reasonably approximate its carrying amount since the related contract was recently entered into (August 1999) and the contract is of a relatively short duration with payments required in one or two years from origination.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(10) INCOME TAXES

    The income (loss) from continuing operations before income taxes consisted of the following components (in thousands):

                                                        1997       1998      1999
                                                        ----       ----      ----
Domestic............................................  $(30,761)  $ 31,900   $21,440
Foreign.............................................       679        221       240
                                                      --------   --------   -------
                                                      $(30,082)  $ 32,121   $21,680
                                                      --------   --------   -------
                                                      --------   --------   -------

    The benefit from (provision for) income taxes from continuing operations consisted of the following components (in thousands):

                                                       1997       1998       1999
                                                       ----       ----       ----
Current:
    Federal.........................................  $ 6,903   $ (5,601)  $    (55)
    State...........................................    2,665     (7,375)    (3,596)
    Foreign.........................................     (805)      (457)      (409)
                                                      -------   --------   --------
                                                        8,763    (13,433)    (4,060)
                                                      -------   --------   --------
Deferred:
    Federal.........................................      867     (5,466)    (8,300)
    State...........................................   (3,026)     1,016       (585)
                                                      -------   --------   --------
                                                       (2,159)    (4,450)    (8,885)
                                                      -------   --------   --------
        Total.......................................  $ 6,604   $(17,883)  $(12,945)
                                                      -------   --------   --------
                                                      -------   --------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                1998       1999
                                                                ----       ----
Current deferred income tax benefit (liability):
    Accrued employee benefit costs..........................  $  5,639   $  8,710
    Glass front vending machines previously written off by
      Quaker................................................     2,925      2,925
    Investment write-downs for unrealized losses deemed
      other than temporary..................................     3,332      4,619
    Allowance for doubtful accounts.........................     2,340      2,374
    Accrued liabilities of discontinued operations (Note
      18)...................................................     1,215      1,196
    Inventory obsolescence reserves.........................     1,210        946
    Accrued production contract losses......................     1,320        778
    Closed facilities reserves..............................     1,371        630
    Accrued lease payments for equipment transferred to
      RTM...................................................     1,082         15
    Investment limited partnerships basis differences.......       956     (3,325)
    Unrealized (gains) losses, net, on available-for-sale
      and trading marketable securities and securities sold
      but not yet purchased (Note 5)........................       345     (2,974)
    Other, net..............................................     6,633      2,879
                                                              --------   --------
                                                                28,368     18,773
                                                              --------   --------
Non-current deferred income tax benefit (liability):
    Trademarks basis differences............................   (55,038)   (55,565)
    Recognized gain on 1996 sale of propane business........   (37,003)   (37,003)
    Depreciation and other properties basis differences.....   (15,667)   (12,198)
    Other intangible assets basis differences...............      (924)    (6,812)
    Net operating loss and alternative minimum tax credit
      carryforwards, net....................................    18,113     22,902
    Other, net..............................................     3,324     (2,635)
                                                              --------   --------
                                                               (87,195)   (91,311)
                                                              --------   --------
                                                              $(58,827)  $(72,538)
                                                              --------   --------
                                                              --------   --------

    The increase in the net deferred income tax liability from $58,827,000 at January 3, 1999 to $72,538,000 at January 2, 2000, or an increase of $13,711,000, differs from the provision for deferred income taxes of $8,885,000 for 1999. Such difference is principally due to the recognition of deferred income tax liabilities in connection with the Millrose Acquisition of $5,843,000 (see Note 3).

    As of January 2, 2000 Triarc had net operating loss carryforwards for Federal income tax purposes of approximately $83,000,000 expiring approximately $1,000,000 in total in the years 2000 through 2003 and $1,000,000, $3,000,000,
$55,000,000 and $23,000,000 in 2008, 2009, 2012 and 2013, respectively. The
Company also has a capital loss carryforward of $11,000,000 expiring in the year 2003. In addition, the Company has (1) alternative minimum tax credit carryforwards of approximately $5,700,000 and (2) depletion carryforwards of approximately $4,400,000, both of which have an unlimited carryforward period.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    The difference between the reported benefit from (provision for) income taxes and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the income or loss from continuing operations before income taxes is reconciled as follows (in thousands):

                                                       1997       1998       1999
                                                       ----       ----       ----
Income tax benefit (provision) computed at Federal
  statutory rate...................................  $ 10,529   $(11,242)  $ (7,588)
(Increase) decrease in Federal tax provision
  resulting from:
    Amortization of non-deductible Goodwill........    (2,481)    (3,144)    (3,217)
    State income taxes, net of Federal income tax
      effect.......................................      (235)    (4,133)    (2,718)
    Foreign tax rate in excess of United States
      Federal statutory rate and foreign
      withholding taxes, net of Federal income tax
      benefit......................................      (433)      (247)      (212)
    Non-deductible compensation....................     --         --        (1,509)
    Effect of net operating losses for which no tax
      carryback benefit is available...............      (273)      (348)     --
    Reversal of provision for income tax
      contingencies................................     --         --         2,525
    Basis differences in investments in
      subsidiaries no longer permanently reinvested
      principally due to the 1998 Chesapeake
      Sale.........................................     --         1,500      --
    Other non-deductible expenses..................      (664)      (455)      (440)
    Other, net.....................................       161        186        214
                                                     --------   --------   --------
                                                     $  6,604   $(17,883)  $(12,945)
                                                     --------   --------   --------
                                                     --------   --------   --------

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service (the 'IRS') for the tax years from 1989 through 1992 (the '1989 through 1992 Examinations'). Prior to 1999 the Company resolved and settled certain issues with the IRS regarding such audit and in July 1999 the Company resolved all remaining issues. In connection therewith, the Company paid $5,298,000 during 1997, of which $2,818,000 was the amount of tax due and $2,480,000 was interest thereon, and paid an additional $8,460,000 during 1998, of which $4,510,000 was the amount of tax due and $3,950,000 was interest thereon. During 1999 the Company reached a final settlement with the IRS resulting in its agreement to make a net payment of approximately $1,200,000, of which $250,000 is the amount of tax due and $950,000 is interest thereon, and, related thereto, the Company has received refunds in the amount of $1,693,000, of which $351,000 represents taxes and $1,342,000 represents interest, as a result of the partial processing of the final settlement by the IRS during 1999. All such amounts were charged to reserves principally provided in prior years. The IRS has tentatively completed its examination of the Company's Federal income tax returns for the year ended April 30, 1993 and transition period ended December 31, 1993 (the '1993 Examinations'). In connection therewith and subject to final processing and approval by the IRS, the Company's net operating loss carryforwards would increase by $7,453,000 and the Company would receive a refund of taxes of $2,290,000 plus interest thereon. During 1997 and 1998 the Company provided $3,000,000 and $2,000,000, respectively, included in 'Interest expense' relating to such examinations and other tax matters. As a result of the settlement of the 1989 through 1992 Examinations and the tentative completion of the 1993 Examinations, the Company determined that it had excess income tax reserves and interest accruals of $4,788,000 and $2,863,000, respectively, and, accordingly, released such amounts in 1999. The adjustment to the income tax reserves were reported as a reduction of the provision for income taxes of $2,525,000 and additional gain on disposal of discontinued operations of $2,263,000 (See Note 18). The adjustments to interest accruals were reported as a reduction of 'Interest expense' of $2,641,000 and additional gain on disposal of discontinued operations of $222,000.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(11) STOCKHOLDERS' EQUITY (DEFICIT)

    The Company's common stock consists of Class A Common Stock and class B common stock (the 'Class B Common Stock'), which are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting and that if the Class B Common Stock were to be held by a person(s) not affiliated with Posner, each share of Class B Common Stock would be convertible into one share of Class A Common Stock (see below). All outstanding shares of Class B Common Stock are held by affiliates (the 'Posner Entities') of Victor Posner ('Posner'), the former Chairman and Chief Executive Officer of Triarc. There were 5,997,622 issued shares of Class B Common Stock throughout 1997, 1998 and 1999. A summary of the changes in the number of issued shares of Class A Common Stock is as follows (in thousands):

                                                           1997     1998     1999
                                                           ----     ----     ----
Number of shares at beginning of year...................  27,984   29,551   29,551
Common shares issued in connection with the Stewart's
  Acquisition (Note 3)..................................   1,567     --       --
                                                          ------   ------   ------
Number of shares at end of year.........................  29,551   29,551   29,551
                                                          ------   ------   ------
                                                          ------   ------   ------

    A summary of the changes in the number of shares of Class A Common Stock held in treasury and Class B Common Stock held in treasury subsequent to an initial purchase of the Class B Common Stock on August 19, 1999 is as follows (in thousands):

                                                    1997    1998           1999
                                                    -----   -----   -------------------
                                                                    CLASS A    CLASS B
                                                                    -------    -------

Number of shares at beginning of year.............  4,098   3,951    6,251       --
Common shares acquired in connection with a tender
  offer (see below)...............................   --      --      3,805       --
Common shares acquired in connection with the
  issuance of the Debentures (Note 8).............   --     1,000     --         --
Common shares acquired in open market
  transactions....................................     67   1,673      295       --
Common shares issued from treasury upon exercise
  of stock options................................   (208)   (369)    (572)      --
Common shares issued from treasury to directors...     (6)     (4)      (6)      --
Common shares acquired from Posner Entities (see
  below)..........................................   --      --       --        1,999
                                                    -----   -----    -----      -----
Number of shares at end of year...................  3,951   6,251    9,773      1,999
                                                    -----   -----    -----      -----
                                                    -----   -----    -----      -----

    On April 27, 1999 the Company repurchased 3,805,015 shares of its Class A Common Stock (the 'Class A Repurchase') for $18.25 per share in connection with a tender offer (the 'Tender Offer') for an aggregate cost of $70,051,000, including fees and expenses of $609,000.

    On August 19, 1999 Triarc entered into a contract to repurchase in three separate transactions the 5,997,622 shares of Triarc's Class B Common Stock held by the Posner Entities for $127,050,000. On August 19, 1999 Triarc completed the purchase of 1,999,208 shares of Class B Common Stock (the 'Initial Class B Repurchase') for an aggregate of $40,864,000 at a price of $20.44 per share, which was the fair market value of the Class A Common Stock at the time the transaction was negotiated. Pursuant to the contract, the second and third purchases of $42,343,000 and $43,843,000, respectively, each for 1,999,207 shares at negotiated fixed prices of $21.18 and $21.93 per share, are to occur on or before August 19, 2000 and 2001, respectively. The aggregate $86,186,000 obligation for the second and third purchases has been recorded by the Company as 'Forward purchase obligation for common stock' with an equal offsetting reduction to the 'Common stock to be acquired' component of 'Stockholders' equity (deficit).'

    Assuming the Class A Repurchase and the Initial Class B Repurchase had occurred on January 4, 1999, the Company's diluted per-share income from continuing operations, income from discontinued operations,

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

extraordinary charges and net income for the year ended January 2, 2000 would have been $.35, $.54, $(.48) and $.41, respectively.

    The Company has 25,000,000 authorized shares of preferred stock including 5,982,866 designated as redeemable preferred stock, none of which were issued throughout 1997, 1998 and 1999.

    The Company maintains several equity plans (the 'Equity Plans') which collectively provide or provided for the grant of stock options and restricted stock to certain officers, key employees, consultants and non-employee directors and shares of Class A Common Stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. There remain 3,045,728 shares available for future grants under the Equity Plans as of January 2, 2000.

    A summary of changes in outstanding stock options under the Equity Plans is as follows:

                                                                                WEIGHTED AVERAGE
                                             OPTIONS         OPTION PRICE         OPTION PRICE
                                             -------         ------------         ------------
    Outstanding at January 1, 1997........   8,432,332     $10.125 - $30.00          $17.24
    Granted during 1997: (a)
        At market price...................     871,500    $20.4375 - $23.6875        $23.11
        Below market price................   1,351,000     $12.375 - $21.00          $12.77
    Replacement Options issued to
      Stewart's employees (Note 3)........     154,931      $4.07 - $11.61           $ 7.20
    Exercised during 1997.................    (208,159)    $10.125 - $15.75          $11.69
    Terminated during 1997................    (233,169)    $10.125 - $24.125         $14.24
    Stock options settled other than
      through the issuance of
      stock (b)...........................    (727,000)    $10.125 - $21.00          $17.37
                                            ----------
    Outstanding at December 28, 1997......   9,641,435      $4.07 - $30.00           $17.16
    Granted during 1998 (a)...............     119,250      $21.75 - $27.00          $25.82
    Exercised during 1998.................    (368,700)     $4.07 - $21.00           $10.69
    Terminated during 1998................    (218,672)   $10.125 - $23.3125         $17.41
                                            ----------
    Outstanding at January 3, 1999........   9,173,313      $6.39 - $30.00           $17.53
    Granted during 1999 (a)...............   2,221,000    $16.875 - $21.5625         $17.65
    Exercised during 1999.................    (571,750)     $6.39 - $21.00           $12.98
    Terminated during 1999................    (210,998)    $10.125 - $27.00          $18.17
                                            ----------
    Outstanding at January 2, 2000........  10,611,565      $6.39 - $30.00           $17.78
                                            ----------
                                            ----------
    Exercisable at January 2, 2000........   4,220,877      $6.39 - $30.00           $15.96
                                            ----------
                                            ----------

---------

(a) The weighted average grant date fair values of stock options granted under the Equity Plans during 1997, 1998 and 1999 were as follows (see discussion of stock option valuation below):

                                                                1997     1998     1999
                                                                ----     ----     ----
    Options whose exercise price equals the market price of
      the stock on the grant date............................  $12.17   $11.94   $ 7.92
    Options whose exercise price is less than the market
      price of the stock on the grant date...................  $ 8.72     None     None

(b) Includes 680,000 options issued to the former Vice Chairman of the Company (the 'Former Vice Chairman') who resigned as of January 1, 1996 and entered into a consulting agreement pursuant to which no substantial services were expected to be provided. In January 1997 the Company paid the Former Vice Chairman $353,000 in consideration of the cancellation of all 680,000 stock options previously granted to him. Such amount had been estimated and previously provided prior to 1997.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    The following table sets forth information relating to stock options outstanding and exercisable at January 2, 2000 under the Equity Plans:

                        STOCK OPTIONS OUTSTANDING                               STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------   -------------------------------
                            OUTSTANDING AT      WEIGHTED       WEIGHTED      OUTSTANDING AT      WEIGHTED
                               YEAR-END      AVERAGE YEARS      AVERAGE         YEAR-END          AVERAGE
       OPTION PRICE              1999          REMAINING     OPTION PRICE         1999         OPTION PRICE
       ------------              ----          ---------     ------------         ----         ------------
$6.39 - $10.75............     1,089,342          5.4           $10.43          1,089,342         $10.43
$11.61 - $16.25...........     1,317,306          6.8           $12.83            892,624         $12.94
$16.875 - $17.75..........     2,004,000          9.7           $17.42            --              $--
$18.00 - $20.00...........     1,396,500          3.5           $18.20          1,396,500         $18.20
$20.125...................     3,500,000          4.3           $20.13            --              $--
$20.375 - $30.00..........     1,304,417          7.3           $22.77            842,411         $22.62
                              ----------                                        ---------
                              10,611,565          6.0                           4,220,877
                              ----------                                        ---------
                              ----------                                        ---------

    Stock options under the Equity Plans generally have maximum terms of ten years and vest ratably over periods not exceeding five years from date of grant. However, an aggregate 3,500,000 performance stock options granted on April 21, 1994 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the 'Executives') vest no later than October 21, 2003 but may vest earlier in one-third increments based upon attainment of certain closing price levels for the Class A Common Stock for 20 out of 30 consecutive trading days by certain dates. Such required price level was not met for one-third of the options by April 21, 1999; the required
Class A Common Stock price levels and the required dates by which these levels must be achieved for the other two one-third increments are as follows:

ON OR PRIOR TO APRIL 21,                                                 PRICE
------------------------                                                 -----
          2000...................................................       $36.25
          2001...................................................       $45.3125

    Stock options under the Equity Plans are generally granted at the fair market value of the Class A Common Stock at the date of grant. However, there were options granted prior to 1997 which have resulted in unearned compensation of which $305,000 remained unamortized as of January 1, 1997. Additionally, options granted in 1997 included 1,331,000 options issued at a weighted average option price of $12.70 which was below the $14.82 weighted average fair market value of the Class A Common Stock on the respective dates of grant (based on the closing price on such dates), resulting in aggregate unearned compensation, representing the initial intrinsic value, of $2,823,000 with an offsetting credit to 'Additional paid-in-capital.' Such amounts are reported in the 'Unearned compensation' component of 'Other stockholders' equity (deficit).' Such unearned compensation is being amortized as compensation expense over the applicable vesting period of one to five years. During 1997, 1998 and 1999, $1,543,000, $982,000 and $388,000, respectively, of 'Unearned compensation' was amortized to compensation expense and credited to 'Unearned compensation.' In 1997, 20,000 options were vested upon grant resulting in $96,000 of compensation expense recognized representing the excess of fair market value over the option prices with an offsetting credit to 'Additional paid-in-capital.' During 1997, 1998 and 1999 certain below market options were forfeited. Such forfeitures resulted in decreases to (1) 'Unearned compensation' of $135,000, $13,000 and $6,000 in 1997, 1998 and 1999, respectively, representing the reversals of the unamortized amounts at the dates of forfeiture, (2) 'Additional paid-in capital' of $506,000, $27,000 and $23,000 in 1997, 1998 and 1999, respectively, representing the reversal of the initial intrinsic value of the forfeited below market stock options and (3) 'General and administrative' of $371,000, $14,000 and $17,000 in 1997, 1998 and 1999, respectively, representing the reversal of previous amortization of unearned compensation relating to forfeited below market stock options.

    In 1999 $410,000 was credited to 'Additional paid-in-capital' representing the effect of modifications to the terms of the stock options of certain terminated employees of the Company of which $64,000 was charged to 'General and administrative' and $346,000 to 'Income from discontinued operations.'

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    Triarc Beverage Holdings adopted the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the 'Triarc Beverage Plan') in 1997 which provides for the grant of options to purchase shares of Triarc Beverage Holdings' common stock (the 'Triarc Beverage Common Stock') to key employees, officers, directors and consultants of Triarc Beverage Holdings and the Company. The Triarc Beverage Plan provides for a maximum of 150,000 shares of Triarc Beverage Common Stock to be issued upon the exercise of stock options and there remain 2,050 shares available for future grants under the Triarc Beverage Plan as of January 2, 2000. A summary of changes in outstanding stock options under the Triarc Beverage Plan is as follows:

                                                                     WEIGHTED AVERAGE
                                     OPTIONS       OPTION PRICE        OPTION PRICE
                                     -------       ------------        ------------
Granted during 1997................    76,250         $147.30            $147.30
                                     --------
Outstanding at December 28, 1997...    76,250         $147.30            $147.30
Granted during 1998................    72,175         $191.00            $191.00
Terminated during 1998.............    (3,000)        $147.30            $147.30
                                     --------
Outstanding at January 3, 1999.....   145,425   $147.30 and $191.00      $168.99
Changes in options relating to
  equitable adjustments of option
  prices during 1999 discussed
  below:
    Cancellation...................  (144,675)  $147.30 and $191.00      $169.10
    Reissuance.....................   144,675   $107.05 and $138.83      $122.90
Granted during 1999................     4,850         $311.99            $311.99
Exercised during 1999..............      (500)        $107.05            $107.05
Terminated during 1999.............    (2,325)   $107.05 - $311.99       $170.72
                                     --------
Outstanding at January 2, 2000.....   147,450    $107.05 - $311.99       $128.55
                                     --------
                                     --------
Exercisable at January 2, 2000.....    47,723   $107.05 and $138.83      $123.07
                                     --------
                                     --------

    Stock options under the Triarc Beverage Plan are granted at fair value at the date of grant as determined by independent appraisals. The weighted average grant date fair value of the options granted during 1997 and 1998 was $50.75 and $60.01, respectively. The weighted average grant date fair value of the options granted during 1999 was $222.69 for the 144,675 reissued options and $102.75 for the 4,850 granted options. Stock options under the Triarc Beverage Plan have maximum terms of ten years and generally vest ratably over periods approximating three years. However, the options reissued (see below) in 1999 vest or vested ratably on July 1 of 1999, 2000 and 2001.

    The following table sets forth information relating to stock options outstanding and exercisable at January 2, 2000 under the Triarc Beverage Plan:

         STOCK OPTIONS OUTSTANDING             STOCK OPTIONS
--------------------------------------------  EXERCISABLE AND
              OUTSTANDING AT     WEIGHTED     OUTSTANDING AT
                 YEAR-END      AVERAGE YEARS     YEAR-END
OPTION PRICE       1999          REMAINING         1999
------------       ----          ---------         ----
  $107.05         71,000            7.6           23,667
  $138.83         72,175            8.5           24,056
  $311.99          4,275            9.4           --
                 -------                          ------
                 147,450            8.1           47,723
                 -------                          ------
                 -------                          ------

    The Triarc Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of the Triarc Beverage Holdings options granted in 1997 and 1998 were equitably adjusted in 1999 to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc, partially offset by the effect

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the options granted in 1997 and 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from the Company to the option holder following the exercise of the stock options and either (1) the sale by the option holder of shares of Triarc Beverage Common Stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Triarc Beverage Common Stock (collectively, the 'Cash Payment Events'). The Company has accounted for the equitable adjustment of the Triarc Beverage Holdings options in accordance with the intrinsic value method. In accordance therewith, the equitable adjustment, exclusive of the cash payment, is considered a modification to the terms of existing options. For purposes of disclosure, including the determination of the pro forma compensation expense set forth below, the equitable adjustment is reflected in accordance with the fair value method whereby it results in the deemed cancellation of existing options and the reissuance of new options. See Note 12 for discussion of the compensation expense being recognized ratably over the vesting period of the stock options for such cash to be paid. No compensation expense will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under generally accepted accounting principles.

    In 1995 the Company granted the syndicated lending bank in connection with a former bank facility of Mistic and two senior officers of Mistic stock appreciation rights (the 'Mistic Rights') for the equivalent of 3% and 9.7%, respectively, of Mistic's outstanding common stock plus the equivalent shares represented by such stock appreciation rights. The Mistic Rights granted to the syndicating lending bank were immediately vested and of those granted to the senior officers, one-third vested over time and two-thirds vested depending on Mistic's performance. The Mistic Rights provided for appreciation in the per-share value of Mistic common stock above a base price of $28,637 per share, which was equal to the Company's per-share capital contribution to Mistic in connection with the acquisition of Mistic in 1995. The value of the Mistic Rights granted to the syndicating lending bank was recorded as deferred financing costs. The Company recognized periodically the estimated increase or decrease in the value of the Mistic Rights; such amounts were not significant to the Company's consolidated results of operations in 1997. In connection with the refinancing of the former Mistic bank facility in May 1997, the Mistic Rights granted to the syndicating lending bank were repurchased by the Company for $492,000; the $177,000 excess of such cost over the then recorded value of such rights of $315,000 was recorded as 'Interest expense' during 1997. In addition, the Mistic Rights granted to the two senior officers were canceled in 1997 in consideration for, among other things, their participation in the Triarc Beverage Plan. Since the estimated per-share value of the Mistic common stock at the time of such cancellation was lower than the base price of the Mistic Rights, no income or expense was required to be recorded as a result of such cancellation.

    As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the Class A Common Stock at the respective dates of grant. The following pro forma net income (loss) and basic and diluted income
(loss) per share adjusts such data as set forth in the accompanying consolidated statements of operations to reflect for the Equity Plans and the Triarc Beverage Plan (1) compensation expense for all 1995 through 1999 stock option grants, including those granted at below market option prices, and options reissued in 1999 as a result of equitable adjustments of option prices under the Triarc Beverage Plan, based on the fair value method, (2) the reduction in compensation expense recorded in accordance with the intrinsic value method by eliminating the amortization of unearned

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

compensation associated with options granted at below market option prices and
(3) the income tax effects thereof (in thousands except per share data):

                                      1997                1998                1999
                               ------------------   -----------------   -----------------
                                  AS        PRO        AS       PRO        AS       PRO
                               REPORTED    FORMA    REPORTED   FORMA    REPORTED   FORMA
                               --------    -----    --------   -----    --------   -----
Net income (loss)............  $(3,616)   $(7,810)  $14,636    $6,613   $10,124    $1,545
Basic income (loss) per
  share......................     (.12)      (.26)      .48       .22       .39       .06
Diluted income (loss) per
  share......................     (.12)      (.26)      .46       .21       .37       .06

    The fair value of stock options granted on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                 1997              1998                1999
                           ----------------  ----------------  ---------------------
                                    TRIARC            TRIARC              TRIARC
                           EQUITY  BEVERAGE  EQUITY  BEVERAGE  EQUITY    BEVERAGE
                           PLANS     PLAN    PLANS     PLAN    PLANS        PLAN
                           -----    -----    -----    -----    -----       -----
Risk-free interest
  rate...................  6.36%    6.22%    5.72%    5.54%    6.08%       5.69%
Expected option life..... 7 years   7 years 7 years  7 years  7 years   5.7 years (a)
Expected volatility......  40.26%    N/A     31.95%    N/A     28.76%       N/A
Dividend yield...........   None     None     None     None     None       None

---------

 (a) Adjusted to reflect the remaining expected life of the 144,675 reissued options for which the original vesting dates were not changed.

                              -------------------
    Prior to 1997 the Company agreed to pay to an employee terminated prior to 1997 and who held 80,000 stock options, an amount in cash equal to the difference between the market value of Triarc's Class A Common Stock and the base value (see below) of such stock options (the 'Rights') in exchange for the stock options. The Rights had base prices of $18.00 (50,000) and $21.00 (30,000) per share. All 80,000 Rights were forfeited during 1997.

(12) CAPITAL STRUCTURE REORGANIZATION RELATED CHARGE

    As disclosed in Note 11, the Company must make cash payments of $51.34 and $39.40 per share for Triarc Beverage Holdings stock options granted in 1997 and 1998, respectively, upon the Cash Payment Events. The capital structure reorganization related charge of $5,474,000 in 1999 represents the vested portion as of January 2, 2000 of the aggregate maximum $6,669,000 cash payments to be recognized over the full vesting period assuming all remaining outstanding Triarc Beverage Holdings stock options either have vested or will become vested, net of credits for forfeitures of non-vested stock options of terminated employees.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(13) CHARGES (CREDIT) RELATED TO POST-ACQUISITION TRANSITION, INTEGRATION AND CHANGES TO BUSINESS STRATEGIES

    The 1997 charges related to post-acquisition transition, integration and changes to business strategies are attributed to the Snapple Acquisition and the Stewart's Acquisition during 1997 and consisted of the following (in thousands):

Non-cash charges:
    Write down glass front vending machines based on the
      Company's change in estimate of their value
      considering the Company's plans for their future
      use(a)..............................................    $12,557
    Provide additional reserves for doubtful accounts
      related to Snapple ($2,254) and the effect of the
      Snapple Acquisition ($975) on collectibility of a
      receivable from MetBev, Inc., an affiliate based on
      the Company's change in estimate of the related
      write-off to be incurred(b).........................      3,229
Cash obligations:
    Provide additional reserves for legal matters based on
      the Company's change in Quaker's estimate of the
      amounts required reflecting the Company's plans and
      estimates of costs to resolve such matters(c).......      6,697
    Provide for certain costs in connection with the
      successful consummation of the Snapple Acquisition and
      the Mistic refinancing in connection with entering
      into the Former Beverage Credit Agreement(d)........      2,000
    Provide for fees paid to Quaker pursuant to a transition
      services agreement(e)...............................      2,819
    Provide for the portion of promotional expenses relating
      to the period of 1997 prior to the Snapple Acquisition
      as a result of the Company's then current operating
      expectations(f).....................................      2,510
    Provide for costs, principally for independent
      consultants, incurred in connection with the
      conversion of Snapple to the Company's operating and
      financial information systems(g)....................      1,603
    Sign-on bonus related to the Stewart's Acquisition......      400
                                                              -------
                                                              $31,815
                                                              -------
                                                              -------

---------

 (a) During Quaker's ownership of Snapple, the glass front vending machines were held for sale to distributors and, accordingly, were carried at their estimated net realizable value. During the business transition following the Snapple Acquisition, the Company became aware that these machines were frequently unreliable in the field. The Company made the decision to correct the mechanical defects in the machines and to allow distributors to use the machines at locations chosen by them, without the cost of purchasing them. By deciding to no longer sell the glass front vending machines, the Company will not recover from its customers the value of the machines acquired in the Snapple Acquisition. Accordingly, because the Company expects no specific identifiable future cash flows, in 1997 the Company wrote off an amount representing the excess of the carrying value of the machines over their estimated scrap value given the Company's decision described above.

 (b) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers, it would not actively seek to collect certain past due balances, disputed amounts or amounts that were not sufficiently supportable, and provided additional reserves for doubtful accounts of $2,254,000. The Company's soft drink concentrate segment sold finished products through MetBev, Inc. ('MetBev'), a distributor in the New York metropolitan area in which the Company owns a 44.7% voting interest. Prior to the Snapple Acquisition, the MetBev business was sold to a competitor of Snapple. When the Company acquired Snapple, it recognized that its efforts to rebuild Snapple would have a severe competitive effect on the acquiror of the MetBev business. The Company acquired Snapple with
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnotes continued from previous page)
   the intent that Snapple would regain market share it had lost in the New York metropolitan area. As a result of the Snapple Acquisition and the Company's business strategy, the Company concluded that the remaining $975,000 receivable from MetBev would more likely than not become uncollectible.

 (c) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers and reverse Snapple's sales decline, it would attempt to settle as many of the legal matters pending at the time of the Snapple Acquisition, in particular the Rhode Island Beverages Matter (see Note 7), as quickly as possible. Accordingly, the Company provided $6,697,000 representing the excess of the Company's estimate to settle such claims over the existing reserves established by Quaker as of the date of the Snapple Acquisition.

 (d) The Company paid $2,000,000 of supplemental incentive compensation payments to certain of its executives directly involved with the Snapple Acquisition and the related financing. Such payments were incremental and above recurring incentive compensation payments to such executives and would not have been paid without the Snapple Acquisition and related financing.

 (e) During the transition following the Snapple Acquisition, the Company paid $2,819,000 to Quaker in return for Quaker providing certain operating and accounting services for Snapple for a six-week period in accordance with the terms of a transition services agreement. Quaker performed these services while the Company transitioned the records, operations and management to the Company and its systems.

 (f) In the transition following the Snapple Acquisition, the Company decided that, in order to improve relationships with customers, the Company would not pursue collection of the many questionable claimed promotional credits and recognized within 'Charges (credit) related to post-acquisition transition, integration and changes to business strategies' the $2,510,000 of promotional costs in June 1997 which were in excess of the high end of the range of the Company's expectations for promotional costs.

 (g) In the transition following the Snapple Acquisition, the Company recognized $1,603,000 of costs incurred to engage various consultants to help the Company plan for the related systems and business procedure modifications necessary in order to be able to manage the Snapple business.

    As of December 28, 1997 all cash obligations had been liquidated other than
(1) $6,697,000 of the additional reserves for legal matters and (2) the $2,000,000 provided for certain costs in connection with the successful consummation of the Snapple Acquisition and the Mistic refinancing, both of which were liquidated during the year ended January 3, 1999.

    The 1999 credit related to post-acquisition transition, integration and changes to business strategies of $549,000 resulted from changes in the estimated amount of the additional Snapple reserves for doubtful accounts originally provided during 1997 (see (b) above). As of January 2, 2000, all of the other additional reserves for doubtful accounts had been fully utilized to write off related receivables.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(14) FACILITIES RELOCATION AND CORPORATE RESTRUCTURING CHARGES (CREDITS)

    The components of facilities relocation and corporate restructuring charges (credits) in 1997 and 1999 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows (in thousands):

                                                                     1997
                             ------------------------------------------------------------------------------------
                               BALANCE                                WRITE-OFF                        BALANCE
                             JANUARY 1,                               OF RELATED                     DECEMBER 28,
                              1997 (a)     PROVISION (b)   PAYMENTS     ASSETS     ADJUSTMENTS (b)       1997
                              --------     -------------   --------     ------     ---------------       ----
Cash obligations:
  Employee severance and
    related termination
    costs associated with
      The sale of all
        company-owned
        restaurants..........  $--            $4,897       $(3,088)     $--             $--             $1,809
      The relocation of Royal
        Crown's corporate
        headquarters.........   2,028            500        (1,463)      --                (1)           1,064
      A Royal Crown plant
        closing..............     172          --             (173)      --                 1            --
      Other..................   --                29           (29)      --              --              --
  Employee relocation
    costs associated with
      The sale of all
        company-owned
        restaurants..........   --               700          (327)      --              --                373
      The relocation of Royal
        Crown's corporate
        headquarters.........   --               637          (894)      --              --               (257)
  Estimated costs related
    to the sublease of
    excess office space
    associated with
      The sale of all
        company-owned
        restaurants..........     382         --              (140)      --               (87)             155
      The relocation of Royal
        Crown's corporate
        headquarters.........     110         --            --           --              --                110
  Estimated costs other
    than severance of a
    Royal Crown plant
    closing..................     300         --              (128)      --              (172)           --
  Estimated costs related
    to the then planned
    spin-off of the
    Company's restaurant
    and beverage
    businesses...............     140             12          (152)      --              --              --
Non-cash charges:
  Estimated costs of a
    Royal Crown plant
    closing..................     150         --             --          (143)             (7)           --
  Write-off of certain
    beverage distribution
    rights...................   --               300         --          (300)           --              --
                               ------         ------       -------      -----           -----           ------
                               $3,282         $7,075       $(6,394)     $(443)          $(266)          $3,254
                               ------         ------       -------      -----           -----           ------
                               ------         ------       -------      -----           -----           ------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

                                                                      1998
                                             -------------------------------------------------------
                                               BALANCE                                     BALANCE
                                             DECEMBER 29,                                 JANUARY 3,
                                                 1997       PAYMENTS   ADJUSTMENTS (c)       1999
                                                 ----       --------   ---------------       ----
Cash obligations:
  Employee severance and related
    termination costs associated with
      The sale of all company-owned
        restaurants........................     $1,809      $(1,236)        $--             $  573
      The relocation of Royal Crown's
        corporate headquarters.............      1,064         (601)         --                463
  Employee relocation costs associated
    with
      The sale of all company-owned
        restaurants........................        373          (24)          (65)             284
      The relocation of Royal Crown's
        corporate headquarters.............       (257)       --             --               (257)
  Estimated costs related to the sublease
    of excess office space associated
    with
      The sale of all company-owned
        restaurants........................        155          (53)         (102)           --
      The relocation of Royal Crown's
        corporate headquarters.............        110        --             --                110
                                                ------      -------         -----           ------
                                                $3,254      $(1,914)        $(167)          $1,173
                                                ------      -------         -----           ------
                                                ------      -------         -----           ------

                                                                      1999
                                             -------------------------------------------------------
                                               BALANCE                                     BALANCE
                                              JANUARY 3,                                  JANUARY 2,
                                                 1999       PAYMENTS     CREDITS (d)         2000
                                                 ----       --------     -----------         ----
Cash obligations:
  Employee severance and related
    termination costs associated with
      The sale of all company-owned
        restaurants........................     $  573       $(457)         $(116)          $--
      The relocation of Royal Crown's
        corporate headquarters.............        463        (158)          (305)           --
  Employee relocation costs associated
    with
      The sale of all company-owned
        restaurants........................        284         (97)          (187)           --
      The relocation of Royal Crown's
        corporate headquarters.............       (257)       --              257            --
  Estimated costs related to the sublease
    of excess office space associated
    with
      The relocation of Royal Crown's
        corporate headquarters.............        110        --             (110)           --
                                                ------       -----          -----           ------
                                                $1,173       $(712)         $(461)          $--
                                                ------       -----          -----           ------
                                                ------       -----          -----           ------

---------

 (a) The facilities relocation and corporate restructuring accrual as of January 1, 1997 resulted from the remaining balances from 1996 provisions and consisted principally of (1) employee severance costs associated with the 1997 termination of 35 headquarters employees, principally in finance and accounting, legal, marketing and human resources, in connection with the relocation (the 'Royal Crown Relocation') of Royal Crown's corporate headquarters which were centralized with Triarc Beverage Holdings' offices in White Plains, New York and 5 operations employees at Royal Crown's Ohio production facility which was shut down, (2) estimated losses on planned subleases of surplus office space principally for rent and common area maintenance costs for the estimated period the surplus space would remain unoccupied as a result of the then planned sale of company-owned restaurants and the Royal Crown Relocation, (3) the
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnotes continued from previous page)
   shutdown of Royal Crown's Ohio production facility (principally for (a) an estimated $150,000 write-off of obsolete steel drums used to send concentrate to bottlers and (b) estimated cash obligations principally for an estimated $150,000 for refurbishing the plant and $50,000 for the transfer of equipment to the Company's other soft drink concentrate plant) and (4) legal fees incurred in connection with the then planned spin-off of the Company's restaurant and beverage businesses.

 (b) The 1997 facilities relocation and corporate restructuring charges principally related to (1) employee severance and related termination costs associated with restructuring the restaurant segment in connection with the RTM Sale (see Note 3) and, to a much lesser extent, employee severance and related termination costs of three additional Royal Crown headquarters employees terminated in 1997, (2) employee relocation costs, which are expensed as incurred, associated with the RTM Sale and the Royal Crown Relocation and (3) the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by the Company as a result of the sale or liquidation of the assets and liabilities of MetBev. The severance and termination costs in the restaurant segment were as a result of the termination in 1997 of 54 employees principally in finance and accounting, owned restaurant operations, marketing and human resources as well as the president and chief executive officer of Arby's. Adjustments to the accrual for estimated costs related to the sublease of excess office space which were associated with the sale of company-owned restaurants resulted from subsequent favorable lease negotiations with the landlord for the divisional office space. Adjustments to the accrual for estimated costs of the Royal Crown plant closing resulted from lower than expected actual costs associated with the plant closing, specifically estimated costs for refurbishing the plant, compared with the costs originally estimated.

 (c) The 1998 adjustments principally relate to the sublease of excess office space associated with the RTM Sale which resulted from subsequent favorable lease negotiations with the landlord.

 (d) The 1999 facilities relocation and corporate restructuring credits principally relate to severance and related termination costs associated with the Royal Crown Relocation and the RTM Sale. Such adjustments aggregated $461,000 and resulted from relatively insignificant changes to the original estimates used in determining the related provisions for such items in 1996 and 1997 which aggregated $7,626,000.

(15) INVESTMENT INCOME, NET

    Investment income, net consisted of the following components (in thousands):

                                                        1997      1998      1999
                                                        ----      ----      ----
Interest income......................................  $ 7,484   $11,387   $13,802
Realized gains on available-for-sale marketable
  securities.........................................    4,849     4,589     6,649
Realized gains on sale of limited partnerships.......    --        4,186        91
Realized gains (losses) on securities sold and
  subsequently purchased.............................    --          809   (11,039)
Realized gains (losses) on trading marketable
  securities.........................................    --         (439)   10,771
Unrealized gains on trading marketable securities....    --        2,675     2,143
Unrealized losses on securities sold short...........    --       (3,069)   (1,834)
Dividend income......................................      382       715       767
Other than temporary unrealized losses (a)...........    --       (9,298)   (4,560)
Equity in the earnings of investment limited
  partnerships.......................................       22       623     2,226
Investment fees......................................    --         (355)     (548)
                                                       -------   -------   -------
                                                       $12,737   $11,823   $18,468
                                                       -------   -------   -------
                                                       -------   -------   -------

                                                        (footnote on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnote from previous page)

 (a) The Company recorded charges in 1998 and 1999 for unrealized losses on certain investments in limited partnerships and marketable securities classified as available-for-sale. Such charges have reduced the cost basis of those short-term investments (see Note 5) by $8,403,000 and $4,560,000 in 1998 and 1999, respectively, and such non-current investments (see Note
     7) by $895,000 in 1998. Such losses were deemed to be other than temporary due to global economic conditions, volatility in capital and lending markets or declines in the underlying economics of specific marketable equity and debt securities experienced principally in the third quarter of 1998 and the fourth quarter of 1999.

(16) GAIN (LOSS) ON SALE OF BUSINESSES, NET

    The 'Gain (loss) on sale of businesses, net' as reflected in the accompanying consolidated statements of operations was $(3,513,000), $5,016,000 and $655,000 in 1997, 1998 and 1999, respectively. The loss in 1997 consisted of $4,089,000 of loss from the RTM Sale (see Note 3) less $576,000 of recognized gain on the C&C Sale (see Note 3). The gain in 1998 consisted of (1) $4,702,000 of gain from the sale of Select Beverages (see Note 7) and (2) $314,000 of additional recognition of deferred gain from the C&C Sale. The gain in 1999 consisted of (1) $1,188,000 of gain from the sale of common stock issued by MCM (see Note 7) and (2) $356,000 of additional recognition of deferred gain from the C&C Sale, less an $889,000 reduction to the gain from the sale of Select Beverages recorded in 1998 (see Note 7).

(17) OTHER INCOME, NET

    Other income, net consisted of the following income (expense) components (in thousands):

                                                           1997     1998     1999
                                                           ----     ----     ----
Interest income.........................................  $  884   $1,224   $2,705
Gain on lease termination...............................     892     --        651
Equity in earnings (losses) of investees (Note 7).......     563   (1,669)      10
Cost of proposed going-private transaction in 1998 and
  proposed acquisition in 1999 not consummated..........    --       (900)(a) (416)
Net gain (loss) on sales of properties..................     700      465     (202)
Posner settlement.......................................   1,935(b)  --       --
Joint venture investment settlement.....................  (3,665)(c) --       --
Other, net..............................................   1,379    2,234      811
                                                          ------   ------   ------
                                                          $2,688   $1,354   $3,559
                                                          ------   ------   ------
                                                          ------   ------   ------

---------

 (a) On October 12, 1998 the Company announced that its Board of Directors had formed a Special Committee to evaluate a proposal (the 'Proposal') it had received from the Executives for the acquisition by an entity to be formed by them of all of the outstanding shares of Triarc's common stock (other than 5,982,867 shares owned by an affiliate controlled by the Executives) for $18.00 per share payable in cash and securities (the 'Proposed Transaction'). On March 10, 1999 the Company announced that it had been advised by the Executives that they had withdrawn the Proposal. Since the Proposed Transaction would not be consummated, the Company recorded a 1998 charge for the estimated fees and expenses incurred as of January 3, 1999 in connection with the Proposed Transaction aggregating $900,000.

 (b) In June 1997 the Company entered into a settlement agreement with the Posner Entities pursuant to which the Posner Entities paid the Company $2,500,000 in exchange for, among other things, dismissal of certain claims against the Posner Entities. The $2,500,000, less $356,000 of related legal expenses and reimbursement of previously incurred costs, resulted in a gain of $2,144,000, of which $209,000 reduced
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnotes continued from previous page)
   'General and administrative' as a recovery of legal expenses originally reported therein and $1,935,000 was reported as 'Other income, net.'

 (c) In 1994 SEPSCO and Chesapeake Insurance received an aggregate amount of approximately $5,300,000 upon terminating their investments in a joint venture with Prime Capital Corporation ('Prime') originally made earlier in 1994 for approximately $5,100,000. In 1995 Prime became subject to an involuntary bankruptcy petition under the Federal bankruptcy code and in January 1997 the bankruptcy trustee appointed in the Prime bankruptcy case commenced adversary proceedings against Chesapeake Insurance and SEPSCO seeking the return of the approximate $5,300,000 alleging such payments from Prime were preferential or constituted fraudulent transfers. In November 1997 Chesapeake Insurance, SEPSCO and the bankruptcy trustee agreed to a settlement of the actions and, in conjunction therewith, in December 1997 SEPSCO and Chesapeake Insurance collectively returned $3,550,000 to Prime. Prior to 1997 the Company had recorded its then estimate of the minimum costs to defend its position or settle the action of $1,500,000. In 1997 the Company recorded the remaining costs of $3,665,000, reflecting an aggregate $1,615,000 of related legal and expert fees.

(18) DISCONTINUED OPERATIONS

    On July 19, 1999, the Company consummated the Propane Partnership Sale (see
Note 3) which has been accounted for as a discontinued operation in the year 1999 through the date of sale and the accompanying consolidated financial statements for the years 1997 and 1998 have been reclassified accordingly. The assets, liabilities, revenues and expenses of the Propane Partnership had previously been included in the consolidated financial statements of the Company through 1997. Effective December 28, 1997 the Company adopted certain amendments to the partnership agreements of the Propane Partnership and the Operating Partnership such that the Company no longer had substantive control over the Propane Partnership to the point where commencing December 28, 1997 it exercised only significant influence and, accordingly, no longer consolidated the Propane Partnership. The Company's 42.7% interest in the Propane Partnership from December 29, 1997 through July 18, 1999 was previously accounted for in accordance with the equity method of accounting. In addition on December 23, 1997 the Company consummated the C.H. Patrick Sale (see Note 3) which has also been accounted for as a discontinued operation in 1997 in the accompanying consolidated financial statements. Further, prior to 1997 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the 'SEPSCO Discontinued Operations') which have been accounted for as discontinued operations and of which there remain certain obligations not transferred to the buyers of the discontinued businesses to be liquidated and incidental properties of the refrigeration business to be sold.

    The income from discontinued operations consisted of the following (in thousands):

                                                         1997      1998      1999
                                                         ----      ----      ----
Loss from discontinued operations net of income tax
  benefit of $369, $2,068 and $943....................  $(1,286)  $(3,609)  $(1,616)
Gain on disposal of discontinued operations net of
  income taxes of $16,816, $2,192 and $4,512..........   24,929     4,007    15,102
                                                        -------   -------   -------
                                                        $23,643   $   398   $13,486
                                                        -------   -------   -------
                                                        -------   -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    The after-tax gain on disposal of discontinued operations resulted from the following (in thousands):

                                                         1997      1998      1999
                                                         ----      ----      ----
Gain on the Propane Partnership Sale (Note 3).........  $ --      $ --      $11,204
Recognition of deferred gain from the 1996 Propane
  Partnership IPO.....................................    5,420     1,407     1,171
Additional gain from SEPSCO Discontinued Operations...    --        2,600     2,727
Gain on the C.H. Patrick Sale (Note 3)................   19,509     --        --
                                                        -------   -------   -------
                                                        $24,929   $ 4,007   $15,102
                                                        -------   -------   -------
                                                        -------   -------   -------

    The recognition of deferred gain (the 'Propane Deferred Gain') from the 1996 Propane Partnership IPO occurred as the Company received cash distributions from the Propane Partnership despite the Company's equity in the losses of the Propane Partnership operations. The Company's investment in the Propane Partnership was fully offset by the Propane Deferred Gain from the 1996 Propane Partnership IPO subsequent thereto through the 1999 Propane Partnership Sale. Accordingly, as the Company received such cash distributions and the Propane Partnership incurred losses, the Company recognized the aggregate amount of the cash distributions plus the Company's equity in the losses of the Propane Partnership such that the Company's investment remained fully offset by the Propane Deferred Gain. The additional gain on disposal of the SEPSCO Discontinued Operations represents reductions of previously recognized losses on disposal of the SEPSCO Discontinued Operations recognized before 1997. During 1998 the Company settled a $3,000,000 note receivable from National Cold Storage, Inc., a company formed by two then officers of SEPSCO to purchase one of SEPSCO's refrigeration businesses, for $2,600,000. The note, which had an original due date of December 20, 2000, was not recognized prior to its collection since at the time of sale, collection thereof was not reasonably assured. In connection with such collection and a reevaluation of the remaining obligations of the SEPSCO Discontinued Operations, during 1998 the Company recognized a $4,000,000 reduction, before income taxes of $1,400,000, of its previously recognized estimated disposal losses. During 1999, the Company resolved all remaining tax issues relating to the IRS examination of its tax returns for the tax years 1989 through 1993 (see Note 10). In connection therewith, the Company recognized a $2,727,000 reduction of its previously recognized estimated disposal losses principally representing the receipt by SEPSCO of an income tax refund and the release by SEPSCO of income tax reserves no longer deemed required based on the results of such IRS examination.

    The loss from discontinued operations relating to C.H. Patrick and the Propane Partnership through their dates of sale of December 23, 1997 and July 19, 1999, respectively, reflecting the Propane Partnership under the equity method commencing December 28, 1997, consisted of the following (in thousands):

                                                          1997      1998      1999
                                                          ----      ----      ----
Revenues..............................................  $135,797   $ --      $ --
Operating income......................................     9,611     --        --
Equity in losses of the Propane Partnership...........     --       (2,785)    (618)
Income before income taxes............................    (1,655)   (5,677)  (2,559)
Provision for income taxes............................       369     2,068      943
Net loss..............................................    (1,286)   (3,609)  (1,616)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    The net current liabilities of discontinued operations consisted of the following (in thousands):

                                                                   YEAR END
                                                              ------------------
                                                                1998      1999
                                                                ----      ----
Assets (liabilities)
    Properties, net.........................................  $     69   $ --
    Unamortized costs in excess of net assets of acquired
      companies.............................................       221     --
    Accounts payable and accrued liabilities................      (326)    --
    Other liabilities.......................................      (932)    --
    Long-term debt repaid or forgiven on July 19, 1999......   (30,700)    --
    Net current liabilities of SEPSCO Discontinued
      Operations (net of assets held for sale of
      $234,000).............................................    (3,237)   (3,163)
                                                              --------   -------
                                                              $(34,905)  $(3,163)
                                                              --------   -------
                                                              --------   -------

    The discontinued operations did not have any non-current assets or liabilities.

    Losses associated with the SEPSCO Discontinued Operations were provided for in their entirety in years prior to 1997. After consideration of the amounts provided in prior years, the Company expects the liquidation of the remaining liabilities associated with the SEPSCO Discontinued Operations as of January 2, 2000 will not have any material adverse impact on its financial position or results of operations.

(19) EXTRAORDINARY CHARGES

    The 1997 extraordinary charges resulted from the early extinguishment or assumption of (1) the Mortgage Notes and Equipment Notes assumed by RTM in connection with the RTM Sale (see Note 3), (2) obligations under a former bank facility of Mistic refinanced in connection with entering into the Former Beverage Credit Agreement (see Note 8) and (3) obligations under C.H. Patrick's credit facility in December 1997 in connection with the C.H. Patrick Sale (see
Note 3). The 1999 extraordinary charges resulted from the early extinguishment of (1) obligations under the Former Beverage Credit Agreement and (2) the 9 3/4% Senior Notes (see Note 8). The components of such extraordinary charges were as follows (in thousands):

                                                               1997     1999
                                                               ----     ----
Write-off of previously unamortized deferred financing
  costs.....................................................  $6,178   $11,300
Payment of redemption premium...............................    --       7,662
Write-off of previously unamortized interest rate cap
  agreement costs...........................................    --         146
                                                              ------   -------
                                                               6,178    19,108
Income tax benefit..........................................   2,397     7,011
                                                              ------   -------
                                                              $3,781   $12,097
                                                              ------   -------
                                                              ------   -------

(20) RETIREMENT AND OTHER BENEFIT PLANS

    On September 1, 1999 several of the Company's 401(k) defined contribution plans (the 'Former Plans') merged into one existing 401(k) defined contribution plan of the Company (the 'Plan' and, collectively with the Former Plans, the 'Plans'). The Plans cover or covered all of the Company's employees, upon the addition of Stewart's employees on May 1, 1998, who meet certain minimum requirements and elect to participate, excluding those employees covered by plans under certain union contracts. Under the provisions of the Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. Effective September 1, 1999 the Plan provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof. Prior thereto, the Plans provided for Company matching contributions at either (1) 50% of employee contributions up to the first 5% thereof or (2) 100% of

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

employee contributions up to the first 3% thereof. In addition, the Plans provide or provided for annual Company profit-sharing contributions of a discretionary aggregate amount to be determined by the employer. In connection with both of these employer contributions, the Company provided as compensation expense $1,544,000, $1,692,000 and $1,990,000 in 1997, 1998 and 1999,
respectively.

    The Company maintains defined benefit plans for eligible employees through December 31, 1988 of certain subsidiaries, benefits under which were frozen in 1992. The net periodic pension cost for 1997, 1998 and 1999, as well as the accrued pension cost as of January 3, 1999 and January 2, 2000, were insignificant.

    The Company maintains unfunded postretirement medical and death benefit plans for a limited number of retired employees of certain subsidiaries who have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. The net postretirement benefit cost for 1997, 1998 and 1999, as well as the accumulated postretirement benefit obligation as of January 3, 1999 and January 2, 2000, were insignificant.

(21) LEASE COMMITMENTS

    The Company leases buildings and machinery and equipment. Prior to the RTM Sale, some leases provided for contingent rentals based upon sales volume. In connection with the RTM Sale in May 1997, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM (see Note 3), although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $89,000,000 as of January 2, 2000 assuming RTM has made all scheduled payments to date under such lease obligations) are not made by RTM.

    Rental expense under operating leases consisted of the following components (in thousands):

                                                                1997      1998      1999
                                                                ----      ----      ----
    Minimum rentals..........................................  $19,926   $13,342   $12,553
    Contingent rentals.......................................      204     --        --
                                                               -------   -------   -------
                                                                20,130    13,342    12,553
    Less sublease income.....................................    6,027     4,354     2,986
                                                               -------   -------   -------
                                                               $14,103   $ 8,988   $ 9,567
                                                               -------   -------   -------
                                                               -------   -------   -------

    The Company's future minimum rental payments, excluding the aforementioned lease obligations assumed by RTM, and sublease rental income for leases having an initial lease term in excess of one year as of January 2, 2000 are as follows (in thousands):

                                                         RENTAL PAYMENTS       SUBLEASE
                                                     -----------------------    INCOME-
                                                     CAPITALIZED   OPERATING   OPERATING
                                                       LEASES       LEASES      LEASES
                                                       ------       ------      ------
2000...............................................     $ 53        $ 9,840     $ 3,168
2001...............................................       46          9,696       2,809
2002...............................................       19          8,338       2,052
2003...............................................       15          8,286       1,804
2004...............................................       12          7,052       1,781
Thereafter.........................................       10         32,683       3,781
                                                        ----        -------     -------
    Total minimum payments.........................      155        $75,895     $15,395
                                                                    -------     -------
                                                                    -------     -------
Less interest......................................       27
                                                        ----
Present value of minimum capitalized lease
  payments.........................................     $128
                                                        ----
                                                        ----

    The present value of minimum capitalized lease payments is included, as applicable, with 'Long-term debt' or 'Current portion of long-term debt' in the accompanying consolidated balance sheets.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(22) TRANSACTIONS WITH RELATED PARTIES

    During 1997, 1998 and 1999 the Company leased an airplane and a helicopter that were owned by Triangle Aircraft Services Corporation ('TASCO'), a company owned by the Executives, or subsidiaries of TASCO, for a base annual rent, adjusted to $3,258,000 as of May 21, 1997, plus annual cost of living adjustments commencing October 1, 1997, under a dry lease which, subject to renewal, would have expired in 2002. Effective October 1, 1999 the annual rent was $3,447,000 of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. Prior to May 21, 1997, the then annual rental payments were $2,008,000. In addition, in 1997 the Company paid TASCO $2,500,000 for (1) an option (the 'Option') to continue the lease for an additional five years effective September 30, 1997 and (2) the agreement by TASCO to replace the helicopter covered under the lease. Such $2,500,000 was being amortized to rental expense over the five-year period commencing October 1, 1997. In connection with such lease and the amortization of the Option, the Company had rent expense of $2,876,000, $3,885,000 and $3,850,000 for 1997, 1998 and 1999, respectively. Pursuant to this dry lease, during 1997, 1998 and 1999 the Company also paid the operating expenses, including repairs and maintenance, of the aircraft and the costs of certain capitalized improvements to the aircraft directly to third parties. During 1999 the Company incurred $2,207,000 of repairs and maintenance for the aircraft, principally relating to the airplane for required inspections and overhaul of the engines and landing gear in accordance with Federal Aviation Administration standards, and $7,278,000 of capitalized improvements to the airplane.

    On January 19, 2000, the Company acquired 280 Holdings, LLC ('280 Holdings'), the TASCO subsidiary that at the time of such sale was the owner and lessor to the Company of the airplane that had previously been leased from TASCO, for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a commercial lender payable over seven years. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. In addition, TASCO paid the Company $1,200,000 representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane owned by 280 Holdings. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 and owns the airplane through its ownership of 280 Holdings from whom Triarc continues to lease the airplane and pay intercompany annual rent of $3,078,000.

    See also Notes 7, 11 and 17 with respect to other transactions with related parties.

(23) LEGAL AND ENVIRONMENTAL MATTERS

    Subsequent to the receipt of the Proposal (see Note 17), a series of purported class action lawsuits on behalf of stockholders were filed challenging the Proposed Transaction. Each of the pending lawsuits names the Company and the members of its Board of Directors as defendants. The complaints allege, among other things, that the Proposed Transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of Class A Common Stock is unfair and demand, in addition to damages and costs, that the Proposed Transaction be enjoined. On March 26, 1999, certain plaintiffs in the actions challenging the Proposed Transaction filed an amended complaint alleging that the defendants violated fiduciary duties by failing to disclose, in connection with the Tender Offer discussed in Note 11, that the Special Committee had allegedly determined that the Proposal was unfair. The amended complaint sought, among other items, damages in an unspecified amount. Discovery has commenced in the action pursuant to the amended complaint.

    On March 23, 1999, an alleged stockholder filed a complaint on behalf of persons who held common stock in the Company as of March 10, 1999 which alleges that the Company's statement related to the Tender Offer (see Note 11) filed with the SEC was false and misleading and seeks damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief. The complaint names the Company and the Executives as defendants. On June 28, 1999 the Company and the Executives moved to dismiss the complaint or alternatively stay the action. On March 20, 2000, the court denied the motion for a stay and granted in part and denied in part the motion to dismiss. There has been no discovery in this action and no trial date has been set.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    In addition to the shareholder lawsuits described above, the Company is involved in other litigation, claims and environmental matters incidental to its businesses. The Company has reserves for all of such legal and environmental matters aggregating $3,325,000 (see Note 6) as of January 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(24) BUSINESS SEGMENTS

    The Company manages and internally reports its operations by business segments which are: premium beverages, soft drink concentrates and restaurant franchising (see Note 2 for a description of each segment). As discussed in Note 18, the propane business, formerly reported as a business segment, is reported as a discontinued operation as a result of the Propane Partnership Sale. The premium beverage segment consists of Mistic and the operations acquired in (1) the Snapple Acquisition (see Note 3) commencing May 22, 1997 and (2) the Stewart's Acquisition (see Note 3) commencing November 25, 1997.

    The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ('EBITDA'). Information concerning the segments in which the Company operates is shown in the table below. EBITDA has been computed as operating profit (loss) plus depreciation and amortization. Operating profit (loss) has been computed as revenues less operating expenses. In computing EBITDA and operating profit or loss, interest expense and non-operating income and expenses have not been considered. EBITDA and operating loss for 1997 reflect (1) $31,815,000 of charges related to post-acquisition transition, integration and changes to business strategies for the premium beverage segment (see Note 13) and (2) $7,075,000 of facilities relocation and corporate restructuring charges (see
Note 14), of which $29,000 relates to the premium beverage segment, $1,437,000 relates to the soft drink concentrate segment, $5,597,000 relates to the restaurant franchising segment and $12,000 relates to general corporate. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents, short-term and non-current investments, properties and deferred financing costs.

    The products and services in each of the Company's segments are relatively homogeneous and, as such, revenues by product and service have not been reported. The Company's operations are principally in the United States with foreign operations representing less than 3% of revenues in 1997, 1998 and 1999. Accordingly, revenues and assets by geographical area have not been presented since they are insignificant. In addition, no customer accounted for more than 7% of consolidated revenues in 1997, 1998 or 1999.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

    The following is a summary of the Company's segment information for 1997, 1998 and 1999 or, in the case of identifiable assets, as of the end of such years:

                                                   1997         1998         1999
                                                   ----         ----         ----
                                                           (IN THOUSANDS)
Revenues:
    Premium beverages.........................  $  408,841   $  611,545   $  651,076
    Soft drink concentrates...................     146,882      124,868      121,110
    Restaurant franchising....................     140,429       78,623       81,786
                                                ----------   ----------   ----------
        Consolidated revenues.................  $  696,152   $  815,036   $  853,972
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------
EBITDA:
    Premium beverages.........................  $    5,561   $   77,779   $   79,545
    Soft drink concentrates...................      18,504       17,006       21,108
    Restaurant franchising....................      31,200       43,180       48,998
    General corporate.........................     (11,151)     (20,902)     (31,081)
                                                ----------   ----------   ----------
        Consolidated EBITDA...................      44,114      117,063      118,570
                                                ----------   ----------   ----------
Less depreciation and amortization:
    Premium beverages.........................      16,236       21,665       22,907
    Soft drink concentrates...................       6,340        8,640        6,985
    Restaurant franchising....................       2,668        2,503        2,168
    General corporate.........................       1,795        2,413        3,255
                                                ----------   ----------   ----------
        Consolidated depreciation and
          amortization........................      27,039       35,221       35,315
                                                ----------   ----------   ----------
Operating profit (loss):
    Premium beverages.........................     (10,675)      56,114       56,638
    Soft drink concentrates...................      12,164        8,366       14,123
    Restaurant franchising....................      28,532       40,677       46,830
    General corporate.........................     (12,946)     (23,315)     (34,336)
                                                ----------   ----------   ----------
        Consolidated operating profit.........      17,075       81,842       83,255
Interest expense..............................     (59,069)     (67,914)     (84,257)
Investment income, net........................      12,737       11,823       18,468
Gain (loss) on sale of businesses, net........      (3,513)       5,016          655
Other income, net.............................       2,688        1,354        3,559
                                                ----------   ----------   ----------
    Consolidated income (loss) from continuing
      operations before income taxes..........  $  (30,082)  $   32,121   $   21,680
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------
Identifiable assets:
    Premium beverages.........................  $  580,340   $  535,565   $  570,813
    Soft drink concentrates...................     194,603      171,647      175,175
    Restaurant franchising....................      51,759       52,267       46,116
                                                ----------   ----------   ----------
        Total identifiable assets.............     826,702      759,479      792,104
    General corporate assets..................     177,863      260,123      331,628
                                                ----------   ----------   ----------
        Consolidated identifiable assets......  $1,004,565   $1,019,602   $1,123,732
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(25) QUARTERLY INFORMATION (UNAUDITED)

                                                         QUARTER ENDED
                               ------------------------------------------------------------------
                               MARCH 29,   JUNE 28, (d)   SEPTEMBER 27, (e)   JANUARY 3, 1999 (e)
                               ---------   ------------   -----------------   -------------------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
    Revenues.................  $172,053      $232,891         $247,031             $163,061
    Gross profit, excluding
      depreciation and
      amortization (a).......    93,532       119,499          125,183               88,828
    Operating profit.........     9,896        22,834           28,767               20,345
    Income (loss) from
      continuing
      operations.............     1,032         9,482            3,781                  (57)
    Income (loss) from
      discontinued operations
      (b)....................     3,163        (1,413)          (1,529)                 177
    Net income...............     4,195         8,069            2,252                  120
    Basic income per share
      (c):
        Income from
          continuing
          operations.........       .03           .31              .12                  --
        Income (loss) from
          discontinued
          operations.........       .10          (.05)            (.05)                 --
        Net income...........       .13           .26              .07                  --
    Diluted income per share
      (c):
        Income from
          continuing
          operations.........       .03           .29              .12                  --
        Income (loss) from
          discontinued
          operations.........       .10          (.04)            (.05)                 --
        Net income...........       .13           .25              .07                  --

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

                                                           QUARTER ENDED
                                    -----------------------------------------------------------
                                    APRIL 4, (f)    JULY 4,    OCTOBER 3,   JANUARY 2, 2000 (g)
                                    ------------    -------    ----------   -------------------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
    Revenues......................    $178,191      $250,826    $250,711         $174,244
    Gross profit, excluding
      depreciation and
      amortization (a)............      96,051       130,073     125,395           94,745
    Operating profit..............       9,022        25,636      30,795           17,802
    Income (loss) from continuing
      operations..................      (1,749)        5,205       3,184            2,095
    Income (loss) from
      discontinued operations
      (b).........................         501          (985)     11,062            2,908
    Extraordinary charges (Note
      19).........................     (12,097)        --         --                --
    Net income (loss).............     (13,345)        4,220      14,246            5,003
    Basic income (loss) per share
      (c):
        Income (loss) from
          continuing operations...        (.06)          .20         .13              .09
        Income (loss) from
          discontinued
          operations..............         .02          (.04)        .45              .12
        Extraordinary charges.....        (.42)        --         --                --
        Net income (loss).........        (.46)          .16         .58              .21
    Diluted income (loss) per
      share (c):
        Income (loss) from
          continuing operations...        (.06)          .19         .12              .08
        Income (loss) from
          discontinued
          operations..............         .02          (.04)        .43              .12
        Extraordinary charges.....        (.42)        --         --                --
        Net income (loss).........        (.46)          .15         .55              .20

---------

 (a) Commencing with the fourth quarter of 1999, the Company classifies expenses related to artwork used in the packaging of premium beverages within 'Advertising, selling and distribution' expenses whereas in 1998 and the first three quarters of 1999, such expenses had been included in 'Cost of sales.' Accordingly, the amounts reported as gross profit in this table have been reclassified from amounts previously reported or derivable to report gross profit before artwork expenses for each of the four quarters of 1998 and for each of the first three quarters of 1999.

 (b) On July 19, 1999, the Company consummated the Propane Partnership Sale. The Propane Partnership had been accounted for in accordance with the equity method for all 1998 quarters and for the 1999 quarters through the date of sale. The equity in earnings (loss) of the Propane Partnership was accounted for as a discontinued operation in the quarter ended July 4, 1999 and the quarterly data for each of the four quarters of 1998 and the first quarter of 1999 has been reclassified accordingly. See Note 18 for additional information regarding the Propane Partnership Sale, including the gain on the Propane Partnership Sale and the recognition of Propane Deferred Gain, and SEPSCO Discontinued Operations.

 (c) Basic diluted income (loss) per share have been computed consistently with the annual calculation explained in Note 4. Basic and dilutive income
     (loss) per share are the same for the quarters ended March 29, 1998 and September 27, 1998 since the effect of potentially dilutive stock options was less than $.01 per share. Basic and diluted income (loss) per share are the same for the quarters ended January 3, 1999 and April 4, 1999 since potentially dilutive stock options had an antidilutive effect.
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2000

(footnotes continued from previous page)

 (d) The income from continuing operations for the quarter ended June 28, 1998 was materially affected by the then estimated gain from the sale of Snapple's 20% interest in Select Beverages (see Note 7) of $3,899,000, or $2,378,000 net of income tax provision of $1,521,000.

 (e) As set forth in Note 1 the Company's fiscal year consists of the 52 or 53 weeks ending on the Sunday closest to December 31. In accordance with this fiscal year convention, the 1998 fourth quarter consists of fourteen weeks whereas all other quarters in the above quarterly data consist of thirteen weeks.

 (f) The income from continuing operations for the quarter ended April 4, 1999 was materially affected by a corporate restructuring related charge (see
     Note 12) of $3,650,000, or $2,269,000 after income tax benefit of $1,381,000, resulting from the equitable adjustments to the terms of outstanding Triarc Beverage Holdings stock options. The Company recognized additional charges relating to this adjustment in the following three quarters of 1999 for less significant amounts.

 (g) The income from continuing operations for the quarter ended January 2, 2000 was materially affected by (1) a reversal of excess interest expense accruals for IRS examinations (see Note 10) of $2,641,000, or $1,770,000 net of income tax provision of $871,000 and (2) a release of excess reserves for IRS examinations of $2,525,000 (see Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEMS 10, 11, 12 AND 13.

    The information required by items 10, 11, 12 and 13 will be furnished on or prior to May 1, 2000 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements:

       See Index to Financial Statements (Item 8).

  2. Financial Statement Schedules:

     Independent Auditors' Report

Schedule I     --  Condensed Balance Sheets (Parent Company Only)  -- as of
                   January 3, 1999 and January 2, 2000; Condensed Statements of
                   Operations (Parent Company Only) -- for the fiscal years ended December 28, 1997, January 3, 1999 and January 2,
                   2000; Condensed Statements of Cash Flows (Parent Company
                   Only) -- for the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000
Schedule II    --  Valuation and Qualifying Accounts for the fiscal years ended
                   December 28, 1997, January 3, 1999 and January 2, 2000

    All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in 'Item 8. Financial Statements and Supplementary Data.'

    3. Exhibits:

    Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
  3.1   -- Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit
           3.1 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
  3.2   -- By-laws of Triarc, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K
           dated November 5, 1998 (SEC file no. 1-2207).
  4.1   -- Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA Acquisition
           Corporation, FFCA Mortgage Corporation, Triarc, Arby's Restaurant Development Corporation ('ARDC'), Arby's
           Restaurant Holding Company ('ARHC'), Arby's Restaurant Operations Company ('AROC'), Arby's, RTM Operating
           Company, RTM Development Company, RTM Partners, Inc. ('Holdco'), RTM Holding Company, Inc., RTM Management
           Company, LLC and RTM, Inc. ('RTM'), incorporated herein by reference to Exhibit 4.16 to Triarc's
           Registration Statement on Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
  4.2   -- Indenture dated as of February 9, 1998 between Triarc Companies, Inc. and The Bank of New York, as Trustee,
           incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K/A dated March 6, 1998
           (SEC file no. 1-2207).
  4.3   -- Credit Agreement dated as of February 25, 1999, among Snapple, Mistic, Stewart's, RC/Arby's Corporation and
           Royal Crown Company, Inc., as Borrowers, various financial institutions party thereto, as Lenders, DLJ
           Capital Funding, Inc., as syndication agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent,
           and The Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to
           Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  4.4   --Indenture dated of February 25, 1999 among Triarc
          Consumer Products Group, LLC ('TCPG'), Triarc Beverage
          Holdings Corp. ('TBHC'), as Issuers, the subsidiary
          guarantors party thereto and The Bank of New York, as
          Trustee, incorporated herein by reference to Exhibit 4.2
          to Triarc's Current Report on Form 8-K dated March 11,
          1999 (SEC file no. 1-2207).
  4.5   --Registration Rights Agreement dated February 18, 1999
          among TCPG, TBHC, the Guarantors party thereto and Morgan
          Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette
          Securities Corporation and Wasserstein Perrella
          Securities, Inc., incorporated herein by reference to
          Exhibit 4.3 to Triarc's Current Report on Form 8-K dated
          March 11, 1999 (SEC file no. 1-2207).
  4.6   --Registration Rights Agreement dated as of February 25,
          1999 among TCPG, TBHC, the Guarantors party thereto and
          Nelson Peltz and Peter W. May, incorporated herein by
          reference to Exhibit 4.1 to Triarc's Current Report on
          Form 8-K dated April 1, 1999 (SEC file no. 1-2207).
  4.7   --Supplemental Indenture, dated as of February 26, 1999,
          among TCPG, TBHC, Millrose Distributors, Inc., and The
          Bank of New York as Trustee, incorporated herein by
          reference to Exhibit 4.6 to Amendment No. 2 to
          Registration Statement on Form S-4 filed by TCPG and TBHC, dated October 1, 1999 (Registration Nos. 333-78625;
          333-78625-01 through 333-78625-28).
  4.8   --Supplemental Indenture No. 2, dated as of September 8,
          1999, among TCPG, TBHC, the subsidiary guarantors party
          thereto and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 4.7 to Amendment No. 2 to
          Registration Statement on Form S-4 filed by TCPG and TBHC, dated October 1, 1999 (Registration Nos. 333-78625;
          333-78625-01 through 333-78625-28).
  4.9   --Supplemental Indenture No. 3, dated as of December 16,
          1999 among TCPG, TBHC, MPAS Holdings, Inc., Millrose,
          L.P., and The Bank of New York, as Trustee, incorporated
          herein by reference to Exhibit 4.1 to Triarc's Current
          Report on Form 8-K dated March 30, 2000 (SEC file no.
          1-2207).
  4.10  --Supplemental Indenture No. 4, dated as of January 2, 2000 among TCPG, TBHC, Snapple Distributors of Long Island,
          Inc. and The Bank of New York, as Trustee, incorporated
          herein by reference to Exhibit 4.2 to Triarc's Current
          Report on Form 8-K dated March 30, 2000 (SEC file no.
          1-2207).
 10.1   --Triarc's 1993 Equity Participation Plan, as amended,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated March 31, 1997
          (SEC file no. 1-2207).
 10.2   --Form of Non-Incentive Stock Option Agreement under
          Triarc's Amended and Restated 1993 Equity Participation
          Plan, incorporated herein by reference to Exhibit 10.2 to
          Triarc's Current Report on Form 8-K dated March 31, 1997
          (SEC file no. 1-2207).
 10.3   --Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated
          herein by reference to Exhibit 13 to Triarc's Current
          Report on Form 8-K dated April 23, 1993 (SEC file no.
          1-2207).
 10.4   --Concentrate Sales Agreement dated as of January 28, 1994 between Royal Crown and Cott -- Confidential treatment has been granted for portions of the agreement -- incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to
          Triarc's Registration Statement on Form S-4 dated March
          11, 1994 (SEC file no. 1-2207).
 10.5   --Form of Indemnification Agreement, between Triarc and
          certain officers, directors, and employees of Triarc,
          incorporated herein by reference to Exhibit F to the 1994
          Proxy (SEC file no. 1-2207).
 10.6   --Amended and Restated Employment Agreement dated as of
          June 1, 1997 by and between Snapple, Mistic and Michael
          Weinstein, incorporated herein by reference to Exhibit
          10.3 to Triarc's Current Report on Form 8-K/A dated March
          16, 1998 (SEC file no. 1-2207).
 10.7   --Amended and Restated Employment Agreement dated as of
          June 1, 1997 by and between Snapple, Mistic and Ernest J.
          Cavallo, incorporated herein by reference to Exhibit 10.4
          to Triarc's Current Report on Form 8-K/A dated March 16,
          1998 (SEC file no. 1-2207).
 10.8   --Guaranty dated as of May 5, 1997 by RTM, RTM Parent,
          Holdco, RTMM and RTMOC in favor of Arby's, ARDC, ARHC,
          AROC and Triarc, incorporated herein by reference to
          Exhibit 10.31 to Triarc's Registration Statement on Form
          S-4 dated October 22, 1997 (SEC file no. 1-2207).
 10.9   --Triarc Companies, Inc. 1997 Equity Participation Plan
          (the '1997 Equity Plan'), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K
          dated March 16, 1998 (SEC file no. 1-2207).
 10.10  --Form of Non-Incentive Stock Option Agreement under the
          1997 Equity Plan, incorporated herein by reference to
          Exhibit 10.6 to Triarc's Current Report on Form 8-K dated
          March 16, 1998 (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.11  --Triarc Companies, Inc. Stock Option Plan for Cable Car
          Employees, incorporated herein by reference to Exhibit 4.3 to Triarc's Registration Statement on Form S-8 dated
          January 22, 1998 (Registration No. 333-44711).
 10.12  --Triarc Beverage Holdings Corp. 1997 Stock Option Plan
          (the 'TBHC Option Plan'), incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K
          dated March 16, 1998 (SEC file no. 1-2207).
 10.13  --Form of Non-Qualified Stock Option Agreement under the
          TBHC Option Plan, incorporated herein by reference to
          Exhibit 10.2 to Triarc's Current Report on Form 8-K dated
          March 16, 1998 (SEC file no. 1-2207).
 10.14  --Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1
          to Triarc's Current Report on Form 8-K dated May 13, 1998
          (SEC file no. 1-2207).
 10.15  --Form of Non-Incentive Stock Option Agreement under
          Triarc's 1998 Equity Participation Plan, incorporated
          herein by reference to Exhibit 10.2 to Triarc's Current
          Report on Form 8-K dated May 13, 1998 (SEC file no.
          1-2207).
 10.16  --Letter Agreement dated July 23, 1998 between John L.
          Belsito and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.1 to RC/Arby's Corporation's
          Current Report on Form 8-K dated November 5, 1998 (SEC
          file no. 33-62778).
 10.17  --Letter Agreement dated August 27, 1998 among John C.
          Carson, Triarc and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.2 to RC/Arby's
          Corporation's Current Report on Form 8-K dated November 5,
          1998 (SEC file no. 33-62778).
 10.18  --Letter Agreement dated October 12, 1998 between Triarc and Nelson Peltz and Peter W. May, incorporated herein by
          reference to Exhibit 99.2 to Triarc's Current Report on
          Form 8-K dated October 12, 1998 (SEC file no. 1-2207).
 10.19  --Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc.
          and Nelson Peltz and Peter W. May, incorporated herein by
          reference to Exhibit 10.30 to Triarc's Annual Report on
          Form 10-K for the fiscal year ended January 3, 1999 (SEC
          file no. 1-2207).
 10.20  --Amendment No. 1 to Triarc Beverage Holdings Corp. 1997
          Stock Option Plan, incorporated herein by reference to
          Exhibit 10.36 to Triarc Consumer Products Group, LLC's and
          Triarc Beverage Holding Corp.'s Amendment No. 1 to
          Registration Statement on Form S-4 dated August 3, 1999
          (SEC registration no. 333-78625).
 10.21  --Amended and Restated Stock Purchase Agreement dated
          August 19, 1999 by and among Triarc, Victor Posner Trust
          No. 6 and Security Management Corp., incorporated herein
          by reference to Exhibit 10.1 to Triarc's Current Report on
          Form 8-K dated August 19, 1999 (SEC file no. 1-2207).
 10.22  --Stock Purchase Agreement, dated January 2, 2000, by and among Snapple Beverage Corp. and the shareholders of
          Snapple Distributors of Long Island, Inc., incorporated
          herein by reference to Exhibit 10.1 to Triarc's Current
          Report on Form 8-K dated January 21, 2000 (SEC file no.
          1-2207).
 10.23  --Purchase Agreement dated January 19, 2000 by and among
          Triarc, Triangle Aircraft Services Corporation, Nelson
          Peltz and Peter W. May, incorporated herein by reference
          to Exhibit 10.2 to Triarc's Current Report on Form 8-K
          dated January 21, 2000 (SEC file no. 1-2207).
 10.24  --1999 Executive Bonus Plan, incorporated herein by
          reference to Exhibit A to Triarc's 1999 Proxy Statement
          (SEC file no. 1-2207).
 10.25  --Employment Agreement dated as of May 1, 1999 between
          Triarc and Nelson Peltz, incorporated herein by reference
          to Exhibit 10.1 to Triarc's Current Report on Form 8-K
          dated March 30, 2000 (SEC file no. 1-2207).
 10.26  --Employment Agreement dated as of May 1, 1999 between
          Triarc and Peter W. May, incorporated herein by reference
          to Exhibit 10.2 to Triarc's Current Report on Form 8-K
          dated March 30, 2000 (SEC file no. 1-2207).
 10.27  --Employment Agreement dated as of February 24, 2000 between Triarc and John L. Barnes, Jr., incorporated
          herein by reference to Exhibit 10.3 to Triarc's Current
          Report on Form 8-K dated March 30, 2000 (SEC file no.
          1-2207).
 10.28  --Employment Agreement dated as of February 24, 2000 between Triarc and Eric D. Kogan, incorporated herein by
          reference to Exhibit 4.4 to Triarc's Current Report on
          Form 8-K dated March 30, 2000 (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.29  --Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on
          Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
 21.1   --Subsidiaries of the Registrant*
 23.1   --Consent of Deloitte & Touche LLP*
 27.1   --Financial Data Schedule for the fiscal year ended January
          2, 2000, submitted to the Securities and Exchange
          Commission in electronic format.*
 27.2   --Financial Data Schedule for the fiscal years ended
          December 28, 1997, and January 3, 1999 and the fiscal
          quarters ended March 29, June 28 and September 27, 1998,
          submitted to the Securities and Exchange Commission in
          electronic format.*
 27.3   --Financial Data Schedule for the fiscal quarters ended
          April 4, July 4 and October 3, 1999, submitted to the
          Securities and Exchange Commission in electronic format.*

-------------------
 * Filed herewith

(B)Reports on Form 8-K:

   On December 14, 1999, Triarc filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

   On December 23, 1999, Triarc filed a Current Report on Form 8-K, which included information under Item 5 and an exhibit under Item 7 of such form.

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

                                          TRIARC COMPANIES, INC.
                                           (Registrant)

                                                        NELSON PELTZ
                                            ....................................

                                                       NELSON PELTZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: April 3, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 3, 2000 by the following persons on behalf of the registrant in the capacities indicated.

               SIGNATURE                               TITLE
               ---------                               -----
               NELSON PELTZ                 Chairman and Chief Executive Officer and Director (Principal
 ..........................................    Executive Officer)
              (NELSON PELTZ)

               PETER W. MAY                 President and Chief Operating Officer, and Director
 .........................................    (Principal Operating Officer)
              (PETER W. MAY)

           JOHN L. BARNES, JR.              Executive Vice President and Chief Financial Officer
 .........................................    (Principal Financial Officer)
          (JOHN L. BARNES, JR.)

             FRED H. SCHAEFER               Vice President and Chief Accounting Officer (Principal
 .........................................    Accounting Officer)
            (FRED H. SCHAEFER)

              HUGH L. CAREY                 Director
 .........................................
             (HUGH L. CAREY)

               CLIVE CHAJET                 Director
 .........................................
              (CLIVE CHAJET)

             JOSEPH A. LEVATO               Director
 .........................................
            (JOSEPH A. LEVATO)

            DAVID E. SCHWAB II              Director
 .........................................
           (DAVID E. SCHWAB II)

           JEFFREY S. SILVERMAN             Director
 .........................................
          (JEFFREY S. SILVERMAN)

            RAYMOND S. TROUBH               Director
 .........................................
           (RAYMOND S. TROUBH)

             GERALD TSAI, JR.               Director
 .........................................
            (GERALD TSAI, JR.)

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York

    We have audited the consolidated financial statements of Triarc Companies, Inc. and subsidiaries (the 'Company') as of January 2, 2000 and January 3, 1999 and for each of the three fiscal years in the period ended January 2, 2000 and our report thereon appears in Item 8 in this Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York
March 10, 2000

                                                                      SCHEDULE I

TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

                                                              JANUARY 3,   JANUARY 2,
                                                                 1999         2000
                                                                 ----         ----
                                                                  (IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents...............................  $  88,245    $ 101,306
    Short-term investments..................................     81,072      111,322
    Due from subsidiaries...................................     80,904      109,872
    Deferred income tax benefit, other receivables and other
      current assets........................................      8,825        3,356
                                                              ---------    ---------
        Total current assets................................    259,046      325,856
Investments in consolidated subsidiaries, at equity.........     29,324       --
Properties, net.............................................      5,829       11,082
Deferred costs and other assets.............................     14,769       14,903
                                                              ---------    ---------
                                                              $ 308,968    $ 351,841
                                                              ---------    ---------
                                                              ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Demand note payable to National Propane Corporation.....  $  30,000    $  30,000
    Current portion of note payable to Chesapeake Insurance
      Company Limited.......................................        240          240
    Accounts payable........................................     20,840       23,127
    Due to subsidiaries.....................................     23,220       18,908
    Accrued expenses........................................     68,110       39,594
    Note payable to National Propane, L.P. .................     30,700       --
                                                              ---------    ---------
        Total current liabilities...........................    173,110      111,869
                                                              ---------    ---------
Zero coupon convertible subordinated debentures due 2018
  (net of unamortized original issue discount of
  $246,908,000 at January 2, 2000)(a).......................    106,103      113,092
Note payable to Chesapeake Insurance Company Limited........        960          720
Accumulated reductions in stockholders' equity of
  subsidiaries in excess of investments(b)..................     --          183,459
Deferred income taxes.......................................     17,286       20,739
Other liabilities...........................................        237        2,502
Commitments and contingencies
Forward purchase obligation for common stock................     --           86,186
Stockholders' equity (deficit):
    Class A common stock, $.10 par value; authorized
      100,000,000 shares, issued 29,550,663 shares..........      2,955        2,955
    Class B common stock, $.10 par value; authorized
      25,000,000 shares, issued 5,997,622 shares............        600          600
    Additional paid-in capital..............................    204,539      204,231
    Accumulated deficit.....................................   (100,804)     (90,680)
    Common stock held in treasury...........................    (94,963)    (202,625)
    Common stock to be acquired.............................     --          (86,186)
    Accumulated other comprehensive income (deficit)........       (600)       5,040
    Unearned compensation...................................       (455)         (61)
                                                              ---------    ---------
        Total stockholders' equity (deficit)................     11,272     (166,726)
                                                              ---------    ---------
                                                              $ 308,968    $ 351,841
                                                              ---------    ---------
                                                              ---------    ---------

---------

(a) These debentures mature in 2018 and do not require any amortization of principal prior thereto.

(b) The 'Accumulated reductions in stockholders' equity of subsidiaries in excess of investments' include all of Triarc's direct and indirect owned subsidiaries. The investments in subsidiaries aggregate to a negative balance as a result of aggregate dividends from subsidiaries in excess of the investments in the subsidiaries.
                                                                             107

TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED
                                                          -----------------------------------------
                                                          DECEMBER 28,    JANUARY 3,    JANUARY 2,
                                                              1997           1999          2000
                                                              ----           ----          ----
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues and income:
    Net sales to subsidiaries...........................    $ 17,159       $123,014      $153,930
    Equity in net income (losses) of continuing
      operations of subsidiaries........................     (20,323)        32,405        31,071
    Investment income...................................      10,747          5,374        10,737
    Merger and acquisition fee from subsidiary..........       4,000         --            --
                                                            --------       --------      --------
                                                              11,583        160,793       195,738
                                                            --------       --------      --------
Costs and expenses:
    Cost of sales, excluding depreciation and
      amortization related to sales.....................      17,159        123,014       153,930
    General and administrative..........................      13,247         19,118        29,350
    Depreciation and amortization, excluding
      amortization of deferred financing costs..........       1,748          2,377         3,242
    Interest expense on debt, other than to
      subsidiaries......................................       2,015          7,147         5,855
    Interest expense on debt to subsidiaries, net.......       3,087          4,390         2,907
    Capital structure reorganization related charges....      --             --             2,126
    Charges related to post-acquisition transition,
      integration and changes to business strategies....       2,000         --            --
    Other (income) expense..............................      (2,599)           971           (47)
                                                            --------       --------      --------
                                                              36,657        157,017       197,363
                                                            --------       --------      --------
        Income (loss) from continuing operations before
          income taxes..................................     (25,074)         3,776        (1,625)
Benefit from income taxes...............................       1,596         10,462        10,360
                                                            --------       --------      --------
        Income (loss) from continuing operations........     (23,478)        14,238         8,735
                                                            --------       --------      --------
Income (loss) from discontinued operations of
  subsidiaries:
    Equity in subsidiaries..............................      21,712          2,193         2,486
    Triarc Companies, Inc. .............................       1,931         (1,795)       11,000
                                                            --------       --------      --------
                                                              23,643            398        13,486
                                                            --------       --------      --------
Income before extraordinary charges.....................         165         14,636        22,221
Equity in extraordinary charges of subsidiaries.........      (3,781)        --           (12,097)
                                                            --------       --------      --------
        Net income (loss)...............................    $ (3,616)      $ 14,636      $ 10,124
                                                            --------       --------      --------
                                                            --------       --------      --------
Basic income (loss) per share:
        Continuing operations...........................    $   (.78)      $    .47      $    .34
        Discontinued operations.........................         .79            .01           .52
        Extraordinary items.............................        (.13)        --              (.47)
                                                            --------       --------      --------
        Net income (loss)...............................    $   (.12)      $    .48      $    .39
                                                            --------       --------      --------
                                                            --------       --------      --------
Diluted income (loss) per share:
        Continuing operations...........................    $   (.78)      $    .45      $    .32
        Discontinued operations.........................         .79            .01           .50
        Extraordinary items.............................        (.13)        --              (.45)
                                                            --------       --------      --------
        Net income (loss)...............................    $   (.12)      $    .46      $    .37
                                                            --------       --------      --------
                                                            --------       --------      --------

TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED
                                                          --------------------------------------
                                                          DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                              1997          1999         2000
                                                              ----          ----         ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss)...................................    $ (3,616)     $ 14,636    $  10,124
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Dividends from subsidiaries.....................       4,039        26,510      206,754
        Equity in net (income) loss of subsidiaries.....       2,392       (34,598)     (21,460)
        (Income) loss from discontinued operations
          recognized by Triarc Companies, Inc. .........      (1,931)        1,795      (11,000)
        Deferred income tax provision (benefit).........     (15,351)      (11,976)       1,663
        Amortization of original issue discount and
          deferred financing costs......................      --             6,031        7,102
        Net proceeds from sales (cost of purchases) of
          trading securities............................      --           (24,982)       7,897
        Net recognized gains from trading securities....      --            (2,236)     (12,914)
        Net recognized (gains) losses from transactions
          in other than trading investments, including
          equity in investment limited partnerships, and
          short positions...............................      (4,795)        5,342       12,545
        Change in due from/to subsidiaries and other
          affiliates....................................      (5,011)       (6,888)       7,506
        Other, net......................................      (5,155)        4,147        2,339
        Decrease (increase) in other receivables and
          other current assets..........................         231         1,401         (979)
        Increase (decrease) in accounts payable and
          accrued expenses..............................      25,431         2,411      (11,332)
                                                            --------      --------    ---------
            Net cash provided by (used in) operating
              activities................................      (3,766)      (18,407)     198,245
                                                            --------      --------    ---------
Cash flows from investing activities:
    Net proceeds from sales (cost of purchases) of
      available-for-sale securities and other
      investments.......................................       4,960       (19,582)     (17,352)
    Net proceeds of securities sold short (payments to
      cover short positions in securities)..............      --            21,340      (15,332)
    Capital expenditures including in 1998 ownership
      interests in aircraft.............................      (1,909)       (4,824)      (6,776)
    Loans to subsidiaries, net of repayments............      (4,635)       (9,430)     (19,503)
    Capital contributed to subsidiaries.................      (6,204)       --           (1,843)
    Acquisition of Snapple Beverage Corp. ..............     (75,000)       --           --
    Other...............................................        (644)       (2,182)        (761)
                                                            --------      --------    ---------
            Net cash used in investing activities.......     (83,432)      (14,678)     (61,567)
                                                            --------      --------    ---------
Cash flows from financing activities:
    Repurchases of common stock for treasury............      (1,594)      (54,680)    (117,160)
    Proceeds from stock option issuances................       2,433         3,939        7,423
    Proceeds from (payment of) long-term debt...........      --           100,163         (240)
    Deferred financing costs............................      --            (4,000)      --
    Net borrowings from (repayments to) subsidiaries....       2,100          (550)      --
    Other...............................................        (650)           35       --
                                                            --------      --------    ---------
            Net cash provided by (used in) financing
              activities................................       2,289        44,907     (109,977)
                                                            --------      --------    ---------
Net cash provided by (used in) continuing operations....     (84,909)       11,822       26,701
Net cash provided by (used in) discontinued
  operations............................................      48,195       (10,398)     (13,640)
                                                            --------      --------    ---------
Net increase (decrease) in cash.........................     (36,714)        1,424       13,061
Cash at beginning of year...............................     123,535        86,821       88,245
                                                            --------      --------    ---------
Cash at end of year.....................................    $ 86,821      $ 88,245    $ 101,306
                                                            --------      --------    ---------
                                                            --------      --------    ---------
NOTE: Cash as used herein includes cash and cash equivalents

TRIARC COMPANIES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED
                                                           --------------------------------------
                                                           DECEMBER 28,   JANUARY 3,   JANUARY 2,
                                                               1997          1999         2000
                                                               ----          ----         ----
                                                                       (IN THOUSANDS)
Supplemental disclosures of cash flow information:
    Detail of cash flows related to investments:
        Proceeds from sales of trading securities........    $ --          $ 30,412     $ 76,550
        Cost of trading securities purchased.............      --           (55,394)     (68,653)
                                                             --------      --------     --------
                                                             $ --          $(24,982)    $  7,897
                                                             --------      --------     --------
                                                             --------      --------     --------
        Cost of available-for-sale securities and other
          investments purchased..........................    $(57,873)     $(71,930)    $(48,495)
        Proceeds from sales of available-for-sale
          securities and other investments...............      62,833        52,348       31,143
                                                             --------      --------     --------
                                                             $  4,960      $(19,582)    $(17,352)
                                                             --------      --------     --------
                                                             --------      --------     --------
        Proceeds of securities sold short................    $ --          $ 45,585     $ 53,281
        Payments to cover short positions in
          securities.....................................      --           (24,245)     (68,613)
                                                             --------      --------     --------
                                                             $ --          $ 21,340     $(15,332)
                                                             --------      --------     --------
                                                             --------      --------     --------

                                                                     SCHEDULE II

TRIARC COMPANIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                             ------------------------------
                                BALANCE AT   CHARGED TO        CHARGED TO         DEDUCTIONS       BALANCE AT
                                BEGINNING    COSTS AND           OTHER               FROM            END OF
         DESCRIPTION             OF YEAR      EXPENSES          ACCOUNTS           RESERVES           YEAR
         -----------             -------      --------          --------           --------           ----
                                                             (IN THOUSANDS)
Year ended December 28, 1997:
    Receivables -- allowance
      for doubtful accounts:
        Trade.................   $ 2,559       $6,110 (1)         $725(2)          $(1,423)(3)      $ 7,971
        Affiliate.............     2,551          975 (1)         --                  (256)(3)        3,270
                                 -------       ------             ----             -------          -------
            Total.............   $ 5,110       $7,085             $725             $(1,679)         $11,241
                                 -------       ------             ----             -------          -------
                                 -------       ------             ----             -------          -------
    Insurance loss reserves...   $ 9,828       $   39             $--              $(1,446)(4)      $ 8,421
                                 -------       ------             ----             -------          -------
                                 -------       ------             ----             -------          -------
Year ended January 3, 1999:
    Receivables -- allowance
      for doubtful accounts:
        Trade.................   $ 7,971       $2,861             $ 32(2)          $(5,313)(3)      $ 5,551
        Affiliate.............     3,270         (474)(5)         --                (2,796)(3)        --
                                 -------       ------             ----             -------          -------
            Total.............   $11,241       $2,387             $ 32             $(8,109)         $ 5,551
                                 -------       ------             ----             -------          -------
                                 -------       ------             ----             -------          -------
    Insurance loss reserves...   $ 8,421       $--                $--              $(8,421)(6)      $ --
                                 -------       ------             ----             -------          -------
                                 -------       ------             ----             -------          -------
Year ended January 2, 2000:
    Receivables -- allowance
      for doubtful accounts:
        Trade.................   $ 5,551       $2,132 (7)         $105(2)          $(2,147)         $ 5,641
        Affiliate.............     --            (265)(5)         --                   265 (5)        --
                                 -------       ------             ----             -------          -------
            Total.............   $ 5,551       $1,867             $105             $(1,882)         $ 5,641
                                 -------       ------             ----             -------          -------
                                 -------       ------             ----             -------          -------

---------

(1) Includes $2,254,000 of trade and $975,000 of affiliate provisions charged to 'Charges (credit) related to post-acquisition transition, integration and changes to business strategies.'

(2) Recoveries of accounts previously determined to be uncollectible.

(3) Accounts determined to be uncollectible.

(4) Payment of claims and/or reclassification to 'Accounts payable.'

(5) Reversal of provision for doubtful accounts due to recoveries of accounts previously fully reserved.

(6) Consists of $8,224,000 attributable to the sale of Chesapeake Insurance (see
    Note 3 to the consolidated financial statements included elsewhere herein) and $197,000 of payment of claims and/or reclassification to 'Accounts payable.'

(7) Net of $549,000 credited to 'Charges (credit) related to post-acquisition transition, integration and changes to business strategies.'