Form 10-K/A
period 2000-01-02
TRIARC COMPANIES INC
filed 2000-04-28
CIK 30697

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
           Securities Registered Pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-----------------------------------    ---------------------------------------
Class A Common Stock, $.10 par value              New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $277,855,175 as of April 25, 2000. There were 19,921,188 shares of the registrant's Class A Common Stock and 3,998,414 shares of the registrant's Class B Common Stock outstanding as of April 25, 2000.

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

                          Business Experience During Past
Name of Director          Five Years, Age and Other Information
--------------------      -------------------------------------------

Nelson Peltz........      Mr. Peltz has been a director and the Chairman and
                          Chief Executive Officer of the Company since April
                          1993. Since then, he has also been a director or manager and officer of certain of the Company's subsidiaries, including a manager and Chairman and Chief Executive Officer of Triarc Consumer Products
                          Group, LLC ("TCPG"), since January 1999, and a director and Chairman of Triarc Beverage Holdings
                          Corp. ("TBHC") since April 1997. He is also a general partner of DWG Acquisition, whose principal business is ownership of securities of the Company.
                          From its formation in January 1989 to April 1993, Mr.
                          Peltz was Chairman and Chief Executive Officer of
                          Trian Group, Limited Partnership ("Trian"), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr.
                          May. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle
                          Industries, Inc. ("Triangle"), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. Mr. Peltz has also served as a director of MCM Capital Group, Inc. since February
                          1998.  Mr. Peltz is 57 years of age.

Peter W. May.......       Mr. May has been a director and the President and
                          Chief Operating Officer of the Company since April
                          1993. Since then, he has also been a director or manager and officer of certain of the Company's subsidiaries, including a manager and President and Chief Operating Officer of TCPG since January 1999, and a director and Vice Chairman of TBHC since April
                          1997. He is also a general partner of DWG Acquisition.
                          From its formation in January 1989 to April 1993, Mr.
                          May was President and Chief Operating Officer of
                          Trian. He was President and Chief Operating Officer and a director of Triangle from 1983 until December
                          1988. Mr. May has also served as a director of MCM
                          Capital Group, Inc. since February 1998 and served as a director of Ascent Entertainment Group, Inc. from June 1999 to April 2000 and of On Command Corporation from February 2000 to April 2000. Mr. May is 57 years of age, and the father of Jonathan P. May, Chief
                          Executive Officer of the Triarc Restaurant Group.

Hugh L. Carey....        Mr. Carey has been a director of the Company since
                         June 1994. He was an Executive Vice President of W.R.
                         Grace & Co. ("Grace") from 1987 to December 31, 1995.
                         From 1993 to December 1995, he served Grace as director of its Government Relations Division, and from 1987 until 1993, he ran Grace's office of environmental policy. Mr. Carey was the Governor of the State of New York from 1975 until 1983 and a member of Congress from 1960 until 1975. From 1991 until 1993, he was Chairman of the National Institute of Former Governors. Mr. Carey is also a director of China Trust Bank and Innovative Clinical Solutions,
                         Ltd. (formerly PhyMatrix, Inc.), and of Counsel to Whitman Breed Abbott & Morgan. Mr. Carey is 81 years of age.

Clive Chajet..           Mr. Chajet has been a director of the Company since
                         June 1994. He has been Chairman of Chajet Consultancy,
                         L.L.C., a consulting firm specializing in identity and image management, since January 1997. Prior thereto, Mr. Chajet was Chairman of Lippincott & Margulies Inc., also a consulting firm specializing in identity and image management, from 1983 to January 1997. Mr. Chajet is 63 years of age.

Joseph A. Levato......   Mr. Levato has been a director of the Company since
                         June 1996. Mr. Levato served as Executive Vice
                         President and Chief Financial Officer of Triarc from
                         April 1993 to August 1996. He also served as Executive
                         Vice President and Chief Financial Officer of certain of Triarc's subsidiaries from April 1993 to August
                         1996.  Prior to April 1993, he was Senior Vice
                         President and Chief Financial Officer of Trian from
                         January 1992 to April 1993. From 1984 to December 1988, he served as Senior Vice President and Chief Financial
                         Officer of Triangle. Mr. Levato is 59 years of age.

David E. Schwab II.....  Mr. Schwab has been a director of the Company since
                         October 1994. Mr. Schwab has been a Senior Counsel of Cowan, Liebowitz & Latman, P.C., a law firm, since January 1, 1998. Prior thereto he was a partner of Schwab Goldberg Price & Dannay, a law firm, for more than five years. Mr. Schwab also serves as Chairman of the Board of Trustees of Bard College. Mr. Schwab is 68 years of age.

Jeffrey S. Silverman..   Mr. Silverman has been a director of the Company since
                         May 1999. Mr. Silverman has been Chairman and co-founder of LTS Capital Partners, L.L.C., an investment firm, since August 1997, and Chairman and Chief
                         Executive Officer of Financial Performance Corporation since January 2000.From January 1983 until August 1997,
                         Mr. Silverman served as Chief Executive Officer of
                         PLY-GEM Industries, Inc., a home improvement building products supplier, and he served as its Chairman from February 1986 through August 1997. Mr. Silverman is 54 years of age.

Raymond S. Troubh...     Mr. Troubh has been a director of the Company since
                         June 1994. He has been a financial consultant since prior to 1989. Mr. Troubh is a director of ARIAD
                         Pharmaceuticals, Inc.,  Diamond Offshore Drilling,
                         Inc., Foundation Health Systems, Inc., General American
                         Investors Company, Olsten Corporation, Starwood Hotels
                         & Resorts, Inc. and WHX Corporation. He is also a trustee of MicroCap Liquidating Trust and Petrie Stores
                         Liquidating Trust. Mr. Troubh is 73 years of age.

Gerald Tsai, Jr...       Mr. Tsai has been a director of the Company since
                         October 1993. Mr. Tsai is a private investor. From
                         February 1993 to October 1997, he was Chairman of the Board, President and Chief Executive Officer of Delta
                         Life Corporation, a life insurance and annuity company with which Mr. Tsai became associated in 1992. Mr.
                         Tsai also serves as a director of Rite Aid Corporation, Sequa Corporation, Zenith National Insurance
                         Corporation, Saks Incorporated and United Rentals Inc.
                         He is a trustee of Boston University, the Mount
                         Sinai-NYU Medical Center Board and the New York
                         University School of Medicine Foundation Board.
                         Mr. Tsai is 71 years of age.

 (b)  Identification of Executive Officers

         The following table sets forth certain information regarding the executive officers of Triarc, all of whom are U.S. citizens.

         Name                   Age         Positions

Nelson Peltz..                   57         Director; Chairman and Chief
                                            Executive Officer

Peter W. May..                   57         Director; President and Chief
                                            Operating Officer

Michael Weinstein..              51         Chief Executive Officer of the
                                            Triarc Beverage Group

Jonathan P. May..                33         Chief Executive Officer of the
                                            Triarc Restaurant Group

John L. Barnes, Jr. ..           52         Executive Vice President and
                                            Chief Financial Officer

Eric D. Kogan...                 36         Executive Vice President --
                                            Corporate Development

Brian L. Schorr..                41         Executive Vice President,
                                            General Counsel, and
                                            Assistant Secretary

Francis T. McCarron..            43         Senior Vice President -- Taxes

Anne A. Tarbell..                41         Senior Vice President --
                                            Corporate Communications
                                            and Investor Relations

Stuart I. Rosen..                40         Vice President and Associate
                                            General Counsel, and Secretary

Fred H. Schaefer..               55         Vice President and Chief
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

      Jonathan P. May has been Chief Executive Officer of the Triarc Restaurant Group and certain of its subsidiaries since July 1999. From 1996 to July 1999, Mr. May was Vice-President, Concept Development of the Triarc Restaurant Group. From 1995 to 1996, Mr. May was Vice President, Worldwide Planning of the Triarc Restaurant Group. Mr. May was Director, Corporate Development of the Company from 1993 to 1995. Previously, Mr. May was employed by McKinsey & Co., Inc. from September 1989 to June 1991. Mr. May is the son of Peter W. May.

         John L. Barnes, Jr. has been Executive Vice President and Chief Financial Officer of Triarc and certain of its subsidiaries since March 1998 and prior thereto was Senior Vice President and Chief Financial Officer of Triarc since August 1996. From April 1996 to August 1996 Mr. Barnes was a Senior Vice President of Triarc. Prior to April 1996, Mr. Barnes had served as Executive Vice President and Chief Financial Officer of Graniteville Company (which was sold by the Company in April 1996) for more than five years.

        Eric D. Kogan has been Executive Vice President -- Corporate Development of Triarc and certain of its subsidiaries since March 1998 and prior thereto was Senior Vice President -- Corporate Development of Triarc since March 1995. Prior to March 1995 Mr. Kogan was Vice President -- Corporate Development of Triarc since April 1993. Prior thereto, Mr. Kogan was a Vice President of Trian from September 1991 to April 1993. Mr. Kogan has also served as a director of MCM Capital Group, Inc. since February 1998.

         Brian L. Schorr has been Executive Vice President and General Counsel of Triarc and certain of its subsidiaries since June 1994. Prior thereto, Mr. Schorr was a partner of Paul, Weiss, Rifkind, Wharton & Garrison, a law firm which he joined in 1982.That firm provides legal services to Triarc and its subsidiaries.

         Francis T. McCarron has been Senior Vice President -- Taxes of Triarc and certain of its subsidiaries since April 1993. Prior thereto, he was Vice President -- Taxes of Trian from its formation in January 1989 to April 1993.

         Anne A. Tarbell has been Senior Vice President -- Corporate Communications and Investor Relations of Triarc, and Senior Vice President of certain of its subsidiaries, since May 1998. From June 1995 to April 1998, Ms. Tarbell was Vice President and Director -- Investor Relations of ITT Corporation and served as Assistant Director -- Investor Relations of ITT Corporation from August 1991 to May 1995.

         Stuart I. Rosen has been Vice President and Associate General Counsel, and Secretary of Triarc and certain of its subsidiaries since August 1994. Prior thereto, he was associated with Paul, Weiss, Rifkind, Wharton & Garrison since 1985.

         Fred H. Schaefer has been Vice President and Chief Accounting Officer of Triarc and certain of its subsidiaries since April 1993. Prior thereto, he was Vice President and Chief Accounting Officer of Trian from its formation in January 1989 to April 1993.

         The term of office of each executive officer is until the organizational meeting of the Board following the next annual meeting of Triarc stockholders and until his or her successor is elected and qualified or until his or her prior death, resignation or removal.

(c)  Identification of Certain Significant Employees

         Not applicable.


(d)  Family Relationships

         Any family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or officer is set forth in "Item 10(a)-Identification of Directors" and "Item 10(b)-Identification of Executive Officers." The information set forth in such Items 10(a) and 10(b) is hereby incorporated herein in its entirety by reference.

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

         Based solely on Triarc's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5s were required for these persons, Triarc believes that all its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to 1999.

Item 11.  Executive Compensation

Introduction to Summary Compensation Table

         The Summary Compensation Table sets forth salary of, cash bonus awards as well as non-cash awards granted under the Company's 1993 Equity Participation

Plan (the "1993 Plan"), the Company's 1998 Equity Participation Plan (the "1998 Plan"), the Company's 1999 Executive Bonus Plan and the Triarc Beverage Holdings Corp. 1997 Stock Option Plan (the "TBHC Plan") with respect to the fiscal year ended December 28, 1997, the fiscal year ended January 3, 1999 and the fiscal year ended January 2, 2000 to, Triarc's Chairman and Chief Executive Officer, President and Chief Operating Officer and the other executive officers of Triarc who constituted Triarc's most highly compensated executive officers during fiscal 1999 (the "Named Officers").

         Messrs. Peltz and May serve as directors and officers of Triarc and several of its subsidiaries, and Messrs. Barnes, Kogan and Schorr serve as officers of Triarc and officers and directors of several of its subsidiaries. Mr. Weinstein serves as a director and officer of TBHC and certain of its subsidiaries (including Snapple and Mistic). All compensation set forth in the Summary Compensation Table for Messrs. Peltz, May, Barnes, Kogan and Schorr (other than the options granted under the TBHC Plan) was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries. All compensation set forth in the Summary Compensation Table for Mr. Weinstein was paid by subsidiaries of TBHC for services rendered to the Triarc Beverage Group. All non-cash awards granted to any Named Officer were made by Triarc except for certain awards made to Mr. Weinstein and options granted under the TBHC Plan. Additional information with respect to the compensation arrangements for the Chairman and Chief Executive Officer and the other Named Officers is set forth below under "Certain Employment Arrangements with Executive Officers." No restricted stock awards were made to any of the Named Officers during fiscal 1997, fiscal 1998 or fiscal 1999.




                                                     SUMMARY COMPENSATION TABLE

                                                                                Annual Compensation
                                                                                                                    Other Annual
 Name and Principal Position                        Period           Salary($)                    Bonus($)           Compensation($)
----------------------------                        ------           ---------                    --------           ---------------

Nelson Peltz .................                      1999               933,333                   5,554,350(2)       300,034(6)
 Chairman and Chief Executive                       1998                     1                          --          329,067(6)
 Officer of Triarc                                  1997                     1                          --          429,872(6)


Peter W. May .................                      1999               800,000                   2,664,650(2)       148,285(7)
 President and Chief Operating                      1998                     1                          --          134,173(7)
 Officer of Triarc                                  1997                     1                          --          153,288(7)


Michael Weinstein..............                     1999               500,000                     225,000                 (8)
 Chief Executive Officer of the                     1998               500,000                     225,000                 (8)
 Triarc Beverage Group                              1997               458,333                   2,250,000(4)              (8)

John L. Barnes, Jr.  .........                      1999               300,000                     800,000(3)              (8)
 Executive Vice President and                       1998               300,000                     585,000(3)              (8)
 Chief Financial Officer of
 Triarc                                             1997               300,000                     650,000(3)              (8)


Eric D. Kogan ................                      1999               300,000                     800,000(3)              (8)
 Executive Vice President --                        1998               285,583                     595,417(3)              (8)
  Corporate Development of
  Triarc                                            1997               250,000                     700,000(3)              (8)


Brian L. Schorr ..............                      1999               312,500                     800,000(3)              (8)
 Executive Vice President and                       1998               312,500                     585,000(3)              (8)
 General Counsel of Triarc
                                                    1997               312,500                     650,000(3)(5)           (8)








                                                                             Long Term Compensation
                                                                          Awards            Payouts
                                                                      Securities
Name and Principal                                                    Underlying               LTIP                        All Other
Position                                       Period             Options/SARs(#)(1)          Payouts($)             Compensation($)
---------                                      ------             ------------------          ----------             ---------------

Nelson Peltz .................                 1999                    226,000(9)                     --                 8,800(11)
Chairman and Chief Executive                   1998                     26,000(10)                    --                    --
Officer of Triarc                              1997                    150,000                        --                    --

Peter W. May .................                 1999                    113,000(9)                     --                 8,800(11)
President and Chief Operating                  1998                     13,000(10)                    --                    --
 Officer of Triarc                             1997                    100,000                        --                    --

Michael Weinstein...........                   1999                     46,000(9)                     --                 6,400(11)
 Chief Executive Officer of the                1998                     10,000                        --                 5,600(11)
 Triarc Beverage Group                         1997                     21,000(10)                    --                 4,000(11)

John L. Barnes, Jr.  .........                 1999                     56,600(9)                     --                 8,800(11)
Executive Vice President and                   1998                     50,000                        --                 7,200(11)
 Chief Financial Officer of                                              6,600(10)
 Triarc                                        1997                     50,000                        --                 6,400(11)

Eric D. Kogan ................                 1999                     56,600(9)                     --                 8,800(11)
 Executive Vice President --                   1998                     50,000                        --                 7,200(11)
 Corporate Development of                                                6,600(10)
 Triarc                                        1997                     50,000                        --                 6,400(11)

Brian L. Schorr ..............                 1999                     56,600(9)                     --                12,787(12)
 Executive Vice President and                  1998                     50,000                        --                11,187(12)
 General Counsel of Triarc                                               6,600(10)
                                               1997                     50,000                        --                10,387(12)

---------
 (1) Except as otherwise noted, all stock option grants were made pursuant to the 1993 Plan or 1998 Plan. The option grants under the 1998 Plan with respect to fiscal 1998 were made on March 15, 1999.

 (2) Includes special bonuses paid in connection with the completion of certain transactions and payments made pursuant to the 1999 Executive Bonus Plan described below.

 (3) Includes special bonuses paid in connection with the completion of certain transactions.

 (4) Includes, as consideration for Mr. Weinstein's added responsibilities in connection with the reorganization of the Triarc Beverage Group, the acquisition of Snapple and the cancellation of certain stock appreciation rights with respect to shares of Mistic common stock, a special payment of $2,000,000 awarded under the terms of Mr. Weinstein's 1997 employment agreement that Mr. Weinstein received on January 2, 2000. Of such amount, $1,000,000 vested as of July 1, 1997 and $333,333 vested on each of January 2, 1998, January 2, 1999 and January 2, 2000. For additional information, see "Certain Employment Arrangements with Executive Officers - Michael Weinstein."

 (5) Such amount constitutes Mr. Schorr's aggregate bonus with respect to fiscal 1997, $600,000 of which was paid in January 1998 as an advance against such bonus, with the balance being paid in March 1998.

 (6) Includes imputed income of $227,801, $266,837 and $233,856 arising out of the use of corporate aircraft in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

 (7) Includes imputed income of $94,791, $77,138 and $85,841 arising out of the use of corporate aircraft in fiscal 1999, 1998 and 1997, respectively, and fees of $40,000 paid by Triarc on behalf of Mr. May for tax and financial planning services in each of fiscal 1999, fiscal 1998 and fiscal 1997.

 (8) Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(9)      Includes 26,000,  13,000,  6,600,  6,600, 6,600 options granted in 1998 under the TBHC Plan to Messrs. Peltz, May, Barnes, Kogan and Schorr, respectively, and 21,000 options granted in 1997 under the TBHC Plan to Mr. Weinstein, the exercise prices of which were equitably adjusted in 1999. In May 1999, in accordance with the terms of the TBHC Plan, the Performance Compensation Subcommittee of the Triarc Board of Directors equitably adjusted the exercise price of all outstanding options under the TBHC Plan to reflect the effects of the transfer of cash and deferred tax assets from TBHC to Triarc and the contribution of Stewart's Beverages, Inc. to TBHC. As a result, the exercise price of each of the TBHC options granted in 1998 at an exercise price of $191.00 per share was equitably adjusted to $138.83 per share and the exercise price of each TBHC option granted in 1997 at an exercise price of $147.30 per share was equitably adjusted to $107.05 per share. In addition, holders of options with an original exercise price of $147.30 per share may be entitled to a cash payment of $51.34 per share, and holders of options with an original exercise price of $191.00 per share may be entitled to a cash payment of $39.40 per share, if they exercise their options or their right to resell their shares to TBHC. Triarc has agreed with TBHC that it will pay or reimburse TBHC for any such cash payment to a holder of options to the extent that such holder was an employee of Triarc (but not an employee of a subsidiary of Triarc) on May 17, 1999.

(10) Represents grants of options made pursuant to the TBHC Plan which were equitably adjusted in 1999. See footnote (9) above.

(11) Represents amounts contributed to 401(k) plan by Triarc (Snapple, in the case of Mr. Weinstein) on behalf of the Named Officer.

(12) Includes $8,800, $7,200 and $6,400 contributed to 401(k) plan by Triarc on behalf of Mr. Schorr in fiscal 1999, 1998 and 1997, respectively, and $3,987 of other compensation paid by Triarc in an amount equal to premiums for life insurance in each of fiscal 1999, 1998 and 1997.

Compensation of Directors

         Each non-management director of the Company receives an annual retainer of $30,000 for serving on the Board. In addition, each non-management director of the Company also receives $1,500 for each meeting of the Board or of a committee (or subcommittee) of the Board that such director attends. Under the 1998 Plan, each non-management director may elect to have all or a portion of the annual retainer and these fees paid in shares of Class A Common Stock rather than in cash. See "Executive Compensation -- Certain Employment Arrangements with Executive Officers" below for certain information relating to compensation of the Company's management directors.

         In addition, pursuant to the 1998 Plan, each director of the Company who is not also an employee of the Company or any subsidiary receives options to purchase 15,000 shares of Class A Common Stock on the date of such director's initial election or appointment to the Board of Directors. On the date of each subsequent annual meeting of stockholders of the Company at which a director is reelected (effective as of the date of the Company's 2000 Annual Meeting), such director receives options to purchase 4,000 shares of Class A Common Stock.

         For information concerning certain (i) litigation involving certain current and former directors and (ii) fees paid to certain current and former directors of Triarc and related matters, see "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, which information is incorporated by reference herein.

Certain Employment Arrangements with Executive Officers

         Nelson Peltz and Peter W. May. Since April 1993, Nelson Peltz and Peter
W. May have been serving Triarc as its Chairman and Chief Executive Officer and its President and Chief Operating Officer, respectively. Under the terms of their original employment and compensation arrangements, which expired by their terms in April 1999, each of them received an annual base salary of $1.00. In addition, Messrs. Peltz and May participated in the incentive compensation and welfare and benefit plans made available to Triarc's corporate officers. New employment agreements were entered into by the Company and Messrs. Peltz and May, effective as of May 1, 1999. The agreements provide for a five year term through April 30, 2004, unless otherwise terminated as provided therein, with automatic annual one year renewals unless either the Company or the executive gives written notice not later than 180 days preceding the date of any such extension that such party does not wish to extend the term. The agreements provide for annual base salaries of $1,400,000 per year for Mr. Peltz and $1,200,000 per year for Mr. May, subject to increase but not decrease from time to time. In addition, the executives will receive an annual bonus for each fiscal year at least equal to the bonus amount actually earned under the stockholder approved 1999 Executive Bonus Plan; provided that the Board of Directors (including the Compensation Committee) may award additional bonuses in its discretion. In the event employment is terminated by the Company without "cause", or by the executive for "good reason" (as each such term is defined in the agreements), or at the executive's option following a "change of control," the agreements provide that each executive will be entitled to receive within ten days of termination, among other things, an amount equal to the sum of: (i) the executive's then current base salary through the date of termination, any bonus amounts payable, and accrued vacation pay; (ii) the executive's then current base salary through the remainder of the employment term; (iii) five times the highest bonus as calculated under the agreements; and (iv) five times the sum of Company contributions paid or accrued on the executive's behalf to any defined contribution retirement plans during the year preceding termination
 . In addition, the executives will be entitled to receive a pro rata bonus for the year in which the termination occurs. "Change of control" would generally include the following events: (i) a majority of the Company's directors being replaced; (ii) any person, defined in the Securities Exchange Act of 1934, as amended, acquires 50% or more of the combined voting power of the Company's voting securities; (iii) a sale of all or substantially all of the assets of the Company; (iv) a merger or similar transaction that requires stockholder approval, unless the Company's stockholders continue to own 50% or more of the combined voting power of the resulting entity's voting securities; (v) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company; or (vi) such other events as may be designated by the Board of Directors. Under the agreements, in the event that any benefit paid to Messrs. Peltz and May becomes subject to excise tax imposed under Section 4999 of the Internal Revenue Code, the Company will indemnify Messrs. Peltz and May so that after payment of such excise taxes, Messrs. Peltz and May will be in the same after-tax position as if no excise tax had been imposed. The agreements also provide that in the event that employment is terminated without "cause" by the Corporation, by Messrs. Peltz or May for "good reason", or under other specified circumstances (including a change of control), all non-vested stock options and other non-vested stock or stock-based awards then owned by the executives will, subject to certain limitations, vest immediately and (i) subject to certain limitations, all of such awards granted on or after February 24, 2000 and (ii) all of the Company stock options granted before February 24, 2000 with an exercise price greater than $17.6875 per share (the closing price of the Company's common stock on such date), will remain exercisable until the earlier of one year following termination or the award's stated expiration date.

         Michael Weinstein. Snapple and Mistic entered into an amended and restated employment agreement, effective as of June 1, 1997, with Michael Weinstein, providing for the employment of Mr. Weinstein as the Chief Executive Officer of TBHC, Snapple, Mistic and Royal Crown. The term of employment will continue until January 2, 2001, unless otherwise terminated as provided in the agreement. Mr. Weinstein's employment agreement is automatically renewed for additional one year periods unless either Mr. Weinstein or Snapple elect, upon 180 days' notice, not to renew. Mr. Weinstein receives an annual base salary of $525,000, and is eligible to receive an annual cash incentive bonus and future grants of options to purchase shares of the Company's Class A Common Stock. Mr. Weinstein also received a special payment of $2,000,000 in January 2000, of which $1,000,000 vested as of July 1, 1997 and $333,333 vested on each of January 2, 1998, 1999 and 2000.

         Mr. Weinstein is also entitled to participate in any insurance, including life, disability, medical and dental, vacation, pension and retirement plans and to receive any other employee benefits and perquisites made generally available by Snapple to its senior officers. In addition, Mr. Weinstein is entitled to a monthly automobile allowance in the amount of $900.

         In the event Snapple terminates Mr. Weinstein's employment without good cause, Mr. Weinstein's employment agreement provides that he will receive an amount equal to the sum of: (1) the greater of: (a) his base salary for one year and (b) the entire amount of base salary that would be payable to Mr. Weinstein under his employment agreement through the last day of the then current term, plus any earned but unpaid base salary, vacation or annual bonus in respect of a prior year owing to Mr. Weinstein accrued before the termination; plus (2)

Mr. Weinstein's annual bonus for the year in which the termination occurs.

         In addition, Mr. Weinstein's option to purchase 15,000 shares of Triarc's Class A Common Stock will vest immediately as of the date of his termination and may be exercised by Mr. Weinstein within the earlier of one year from the date of termination or on the date the option expires. Mr. Weinstein's employment agreement also provides that in the event of a change in control, Mr. Weinstein may terminate his employment within 12 months following the change in control, if he does so because of any substantial diminution of his title, duties, or responsibilities, or any material reduction in compensation, and will be entitled to receive the same payments that he would have been entitled to receive had his employment been terminated without good cause.

         Mr. Weinstein's employment agreement also contains confidentiality provisions that prohibit him from disclosing confidential information relating to Snapple, its subsidiaries or its affiliated companies during the term of his employment agreement and for a period of four years afterwards. In addition, the agreement contains non-competition provisions that prohibit Mr. Weinstein from competing in the premium or carbonated beverage business for a period of 18 months following the termination of his employment for cause or his voluntary resignation before the last day of his term of employment.

         John L. Barnes, Jr., Eric D. Kogan and Brian L. Schorr. Each of Messrs. Barnes, Kogan and Schorr, the Company's Executive Vice President and Chief Financial Officer, Executive Vice President - Corporate Development and Executive Vice President and General Counsel, respectively, are parties to employment agreements with the Company entered into effective as of February 24, 2000. The agreements provide for a three year term, unless otherwise terminated as provided therein, with automatic annual one year renewals unless either the Company or the employee gives written notice not later than 180 days preceding the date of any such extension that such party does not wish to extend the term. The agreements provide for annual base salaries of $475,000 per year, subject to increase but not decrease from time to time. In addition, the executives are eligible to receive bonuses during each of the Company's fiscal years from time to time as appropriate, in the sole discretion of the Company, and to participate in the 1999 Executive Bonus Plan. In the event employment is terminated by the Company without "cause", or by an executive for certain specified reasons (including following a "change of control" or for "good reason", such terms having similar definitions as in Messrs. Peltz' and May's employment agreements), the agreements provide that each executive will be entitled to receive within ten days of termination, among other things, an amount equal to the sum of: (i) the executive's then current base salary through the date of termination, any bonus amounts payable, accrued vacation pay, and two and one-half times the sum of Company contributions paid or accrued on the executive's behalf to any defined contribution retirement plans during the year preceding termination; (ii) the executive's then current salary through the remainder of the employment term (but in no event for more than two and one-half years); and
(iii) two and one-half times the highest bonus, as calculated under the agreements. In addition, the executives will be entitled to receive a pro rata bonus for the year in which the termination occurs. Under the agreements, in the event that any benefit paid to Messrs. Barnes, Kogan or Schorr becomes subject to excise tax imposed under Section 4999 of the Internal Revenue Code, the Company will indemnify Messrs. Barnes, Kogan and Schorr so that after payment of such excise taxes, Messrs. Barnes, Kogan and Schorr will be in the same after-tax position as if no excise tax had been imposed. The agreements also provide that in the event that employment is terminated without "cause" by the Company, by Messrs. Barnes, Kogan or Schorr for "good reason", or under other specified circumstances (including a change of control), all non-vested stock options and other non-vested stock or stock-based awards of the Company or any subsidiary then owned by the executives will, subject to certain limitations, vest immediately and (i) all of such awards granted on or after February 24, 2000 and (ii) all of the Company stock options granted before February 24, 2000 with an exercise price greater than $17.6875 per share (the closing price of the Company's common stock on such date), will remain exercisable until the earlier of one year following termination or the award's stated expiration date.

         CASH INCENTIVE PLANS

         The Triarc Beverage Group ("TBG") has an annual cash incentive plan (the "Annual Incentive Plan") for executive officers and key employees, including Mr. Weinstein.

         The Annual  Incentive  Plan is  designed  to provide  annual  incentive awards to participants, with amounts payable being linked to whether the applicable company has met certain pre-determined financial goals and the performance of the participant during the preceding year. Under the Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by TBG's management in consultation with management of Triarc. Such awards may be adjusted on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the "quality" of TBG's earnings or to take into account external factors that affect performance results. Management of Triarc and TBG may also decide that multiple performance objectives related to TBG's and/or the individual's performance may be appropriate and in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. The Annual Incentive Plan is administered by Triarc's management and may be amended or terminated at any time.

         1999 EXECUTIVE BONUS PLAN

         The Company's 1999 Executive Bonus Plan is designed to provide incentive compensation for designated executive officers and key employees of the Company and its subsidiaries that is directly related to the financial performance of the Company. The plan was approved by the Company's stockholders on September 23, 1999. The 1999 Executive Bonus Plan, which is effective as of May 3, 1999, provides for two types of bonuses to be awarded to designated participants: "Formula Bonus Awards" and "Performance Goal Bonus Awards". Formula Bonus Awards are based solely on the Company's operating performance using certain predetermined factors outlined in the plan. Performance Goal Bonus Awards are based on the Company achieving certain performance goals which are established annually by the Performance Compensation Subcommittee of the Triarc Board of Directors (the "Performance Committee"), based on specific categories of criteria set forth in the 1999 Executive Bonus Plan. Such criteria include the successful completion of acquisitions, dispositions, recapitalizations, financings and refinancings, return on the Company's investment portfolio and other market and operating performance measures, including, among other things, earnings per share, market share, margins, productivity improvement and stock price. The Performance Committee establishes the performance goals as to each participant for each plan year and, if more than one performance goal is established, the weighting of the performance goals. Messrs. Peltz and May are eligible to receive Formula Bonus Awards and each of Messrs. Peltz, May, Barnes, Kogan and Schorr has been designated by the Performance Committee as being eligible to receive a Performance Goal Bonus Award under the 1999 Executive Bonus Plan for plan year 2000. Performance Goal Bonus Awards may not exceed $5,000,000 to any single participant for any plan year. The Performance
Committee may, in its sole and absolute discretion, adjust or modify the calculation of the performance goals in certain circumstances. In addition, the 1999 Executive Bonus Plan provides that the Performance Committee may reduce or eliminate a Performance Goal Bonus Award even if certain performance goals have been achieved if the Performance Committee, in its sole discretion, determines to do so. The Performance Committee may also amend, suspend, or terminate the 1999 Executive Bonus Plan or any portion thereof at any time; provided that no such amendment or alteration shall be made that would impair the rights of any participant without the participant's consent. Payments of awards under the 1999 Executive Bonus Plan are intended to be exempt from the tax deduction limitation of Section 162(m) of the Internal Revenue Code, which generally limits deductions for compensation paid to senior executive officers to $1.0 million per year.

         DISCRETIONARY BONUSES

         From time to time, the Compensation Committee of the Triarc Board may award discretionary bonuses based on performance to certain executive officers. The amounts of such bonuses will be based on the Compensation Committee's evaluation of each such individual's contribution.

         1993 EQUITY PARTICIPATION PLAN

         The 1993 Plan, which expired on April 24, 1998, provided for the grant of options to purchase Class A Common Stock, stock appreciation rights ("SARs"), restricted shares of Class A Common Stock and, to non-employee directors of Triarc, at their option, shares of Class A Common Stock in lieu of annual retainer fees and/or Board of Directors or committee meeting attendance fees ("Fees") that would otherwise be payable in cash. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries were eligible to participate in the 1993 Plan. A maximum of 10,000,000 shares of Class A Common Stock (subject to certain adjustments) were authorized to be delivered by the Company pursuant to options, SARs and restricted shares granted under the 1993 Plan. As of April 25, 2000, options to acquire a total of 7,978,684 shares of Class A Common Stock were outstanding under the 1993 Plan. The plan is administered by the Performance Committee.

         1998 EQUITY PARTICIPATION PLAN

         The 1998 Plan was approved by Triarc's Board of Directors on March 10, 1998 and was approved by the stockholders on May 6, 1998. The 1998 Plan replaced the 1993 Plan which expired on April 24, 1998. The 1998 Plan provides for the granting of stock options, SARs and restricted stock to officers and key employees of, and consultants to, Triarc and its subsidiaries and affiliates. The 1998 Plan provides for automatic awards of options to non-employee directors of Triarc and permits non-employee directors to elect to receive all or a portion of their Fees in shares of Class A Common Stock. Subject to certain antidilution adjustments, a maximum of 5,000,000 aggregate shares of Class A Common Stock may be granted on the exercise of options or SARs or upon a director's election to receive Fees in Triarc shares pursuant to the 1998 Plan. In addition, the maximum number of shares of Class A Common Stock that may be granted to any individual in a calendar year is 1,000,000 shares. As of April 25, 2000, options to acquire 1,987,000 shares of Class A Common Stock were outstanding under the 1998 Plan. The 1998 Plan is administered by the Performance Committee. The term during which awards may be granted under the 1998 Plan will expire on April 30, 2003.

         TRIARC BEVERAGE HOLDINGS CORP. 1997 STOCK OPTION PLAN

         The TBHC Option Plan was approved by the Board of Directors of TBHC and by the Performance Committee on August 19, 1997, and amended in May 1999, and provides for the grant of options to acquire common stock of TBHC, a 99.9% owned subsidiary of the Company. Key employees, officers, directors and consultants of TBHC and its subsidiaries and affiliates, and of Triarc and its other subsidiaries and affiliates, are eligible to participate in the TBHC Plan. A maximum of 150,000 shares of TBHC common stock (subject to certain adjustments) are authorized to be delivered by TBHC pursuant to options granted under the plan, representing 15% of the outstanding shares of TBHC common stock determined on a fully-diluted basis. As of April 25, 2000, options to acquire 147,450 shares of TBHC common stock were outstanding under the TBHC Plan. The TBHC Plan is administered by the Performance Committee. The term during which options may be granted under the TBHC Plan expires on August 18, 2007.

         1997 EQUITY PARTICIPATION PLAN

         The 1997 Plan was approved by the Executive Committee of the Board of Directors on December 11, 1997 and provides for the granting of stock options to purchase shares of Class A Common Stock. Participants in the 1997 Plan are limited to selected key employees and consultants of Triarc, its subsidiaries and affiliates who are important to the success and growth of the Company, its subsidiaries and affiliates, but who are not "directors," "executive officers" or "officers" of Triarc. A total of 500,000 shares of Class A Common Stock are reserved for issuance under the 1997 Plan. As of April 25, 2000, options to acquire 428,250 shares of Class A Common Stock were outstanding under the 1997 Plan. The 1997 Plan is administered by the Compensation Committee of the Triarc Board of Directors. The term during which options may be granted under the 1997 Plan expires on December 11, 2002.

         OPTIONS GRANTED IN FISCAL 1999

         The following table sets forth certain information with respect to options to purchase shares of Class A Common Stock granted to the Named Officers in the fiscal year ended January 2, 2000. No grants of options to purchase shares of TBHC common stock were made under the TBHC Plan to any Named Officer during fiscal 1999. No SARs were granted to any of the Named Officers, and no stock options were exercised by any Named Officer during fiscal 1999. The grants expiring in March 2009 were made with respect to fiscal 1998 while the other grants listed were made with respect to fiscal 1999.

                                                 OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                                     GRANT DATE
                                                  INDIVIDUAL GRANTS                                                       VALUE
                                   NUMBER OF             % OF TOTAL
                                  SECURITIES             OPTIONS                 EXERCISE
                                  UNDERLYING             GRANTED TO               OR BASE                            GRANT DATE
                                OPTIONS/SARS           EMPLOYEES IN                 PRICE          EXPIRATION           PRESENT
         NAME                  GRANTED(#)(1)         FISCAL YEAR(2)         ($ PER SHARE)                DATE          VALUE(3)
         ----                  -------------         --------------         -------------                ----          --------

Nelson Peltz...........            200,000                 9.00%                  $17.75             12/22/09        $1,632,720
Peter W. May...........            100,000                 4.50%                  $17.75             12/22/09          $816,360
Michael Weinstein......             15,000                 0.68%                  $17.75             12/22/09          $122,454
                                    10,000(4)              0.45%                 $16.875             03/15/09           $72,847
John L. Barnes, Jr. ...             50,000                 2.25%                  $17.75             12/22/09          $408,180
                                    50,000(4)              2.25%                 $16.875             03/15/09          $364,235
Eric D. Kogan..........             50,000                 2.25%                  $17.75             12/22/09          $408,180
                                    50,000(4)              2.25%                 $16.875             03/15/09          $364,235
Brian L. Schorr........             50,000                 2.25%                  $17.75             12/22/09          $408,180
                                    50,000(4)              2.25%                 $16.875             03/15/09          $364,235

---------
(1) All options granted to Named Officers during 1999 were granted under the 1998 Plan. One third of the optionsgranted under the 1998 Plan will vest on each of the first, second and third anniversaries of the date of grant and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. The option agreements evidencing options to purchase shares of Class A Common Stock awarded to directors of Triarc, the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and all officers of Triarc at the level of Senior Vice President or above provide that the options may be transferred by the optionee pursuant to a domestic relations order or to certain permitted transferees.

(2) The percentages are based on the aggregate number of options granted in fiscal 1999 to purchase Class A Common Stock. Of the 2,221,000 total options to purchase Class A Common Stock granted in fiscal 1999, options to purchase 844,250 shares were granted March 15, 1999 with respect to fiscal 1998.

(3) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used to calculate the present value of the option grants with respect to Class A Common Stock:
         (a)      assumed option term of seven years;
         (b) stock price volatility factors of .2895 and .2865 for the March 15, 1999 and December 22, 1999 grants, respectively;
         (c) annual discount rates of 5.34% and 6.57% for the March 15, 1999 and December 22, 1999 grants, respectively; and
         (d)      no dividend payment.

         These estimated option values, including the underlying assumptions used in calculating them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks, uncertainties and other factors which may cause the actual value of the options to be materially different from those expressed or implied herein.

(4) These options were granted on March 15, 1999 in respect of fiscal 1998.

         In addition to the foregoing grants of options, in May 1999, in accordance with the terms of the TBHC Plan, the Performance Committee equitably adjusted the exercise price of all outstanding options under the TBHC Plan to reflect the effects of the transfer of cash and deferred tax assets from TBHC to Triarc and the contribution of Stewart's Beverages, Inc. to TBHC. See footnote
(9) to the Summary Compensation Table above. The following table sets forth certain information with respect to the options previously issued to the Named Officers that were equitably adjusted in 1999.

                                                                                                                     GRANT DATE
                                                  INDIVIDUAL GRANTS                                                       VALUE
                                   NUMBER OF             % OF TOTAL
                                  SECURITIES                OPTIONS              EXERCISE
                                  UNDERLYING             GRANTED TO               OR BASE                            GRANT DATE
                                OPTIONS/SARS           EMPLOYEES IN                 PRICE          EXPIRATION           PRESENT
         NAME                  GRANTED(#)(1)         FISCAL YEAR(2)      ($ PER SHARE)(3)                DATE          VALUE(4)
         ----                  -------------         --------------      ----------------                ----          --------

Nelson Peltz..............          26,000                17.88%                 $138.83             06/20/08        $6,045,520
Peter W. May..............          13,000                 8.94%                 $138.83             06/20/08        $3,022,760
Michael Weinstein......             21,000                14.44%                 $107.05             08/19/07        $5,479,110
John L. Barnes, Jr. .......          6,600                 4.54%                 $138.83             06/20/08        $1,534,632
Eric D. Kogan..............          6,600                 4.54%                 $138.83             06/20/08        $1,534,632
Brian L. Schorr............          6,600                 4.54%                 $138.83             06/20/08        $1,534,632

---------
(1) All options that were equitably adjusted during 1999 were granted under the TBHC Plan. One third of the options granted under the TBHC Plan vested on July 1, 1999, and one-third will vest on each of July 1, 2000 and July 1, 2001.

(2) The percentages are based on the 145,425 total options previously granted under the TBHC Plan that were equitably adjusted in 1999.

(3) The exercise price reflects the equitable adjustment made to the options in 1999. The options were originally granted to each of Messrs. Peltz, May, Barnes, Kogan and Schorr in June 1998, at an exercise price of $191.00 per share, and to Mr. Weinstein in August 1997, at an exercise price of $147.30 per share. Such exercise prices reflected the fair market value of the TBHC common stock on the original date of grant as determined by a third-party independent appraiser.

(4) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used to calculate the present value of the option grants with respect to common stock:

            (a) assumed option term of seven years from the original date of grant;
            (b) stock price volatility factor of 0.0001, reflecting the fact that, as a privately held subsdiairy, the TBHC common stock does not have a public trading market;
            (c) an annual discount rate of 5.66%;
            (d) no dividend payment; and
            (e) 3% discount of Black-Scholes ratio for each year an option remains unvested.

         These estimated option values, including the underlying assumptions used in calculating them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks, uncertainties and other factors which may cause the actual value of the options to be materially different from those expressed or implied herein.

         OPTION VALUES AT END OF FISCAL 1999

         The following table sets forth certain information concerning the value as of January 2, 2000 of unexercised in-the-money options to purchase shares of Class A Common Stock and shares of TBHC common stock granted to the Named Officers outstanding as of the end of fiscal 1999.




                          AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                              NUMBER OF
                                                                                             SECURITIES                  VALUE OF
                                                                                             UNDERLYING               UNEXERCISED
                                                                                            UNEXERCISED              IN-THE-MONEY
                                                                                                OPTIONS                   OPTIONS
                                                                                              AT FISCAL                 AT FISCAL
                                                      SHARES                                   YEAR-END                  YEAR-END
                                                    ACQUIRED                                    1999(#)                1999($)(1)
                                                          ON             VALUE             EXERCISABLE/              EXERCISABLE/
         NAME                                       EXERCISE          REALIZED            UNEXERCISABLE             UNEXERCISABLE
         ----                                       --------          --------            -------------             -------------

Nelson Peltz
         Triarc Options................                 -0-               -0-       1,281,666/2,408,334         3,973,246/465,379
         TBHC Options...............                    -0-               -0-              8,666/17,334       1,842,045/3,684,515
Peter W. May
         Triarc Options...............                  -0-               -0-         860,000/1,575,000         2,681,254/305,621
         TBHC Options...............                    -0-               -0-               4,333/8,667         921,022/1,842,258
Michael Weinstein
         Triarc Options................                 -0-               -0-             31,666/38,334            187,246/97,379
         TBHC Options...............                    -0-               -0-              7,000/14,000       1,793,960/3,671,920
John L. Barnes, Jr.
         Triarc Options...............                  -0-               -0-           203,334/156,666           907,425/339,650
         TBHC Options..............                     -0-               -0-               2,200/4,400           467,632/935,264
Eric D. Kogan
         Triarc Options..............                   -0-               -0-           212,334/166,666           945,250/398,000
         TBHC Options.............                      -0-               -0-               2,200/4,400           467,632/935,264
Brian L. Schorr
         Triarc Options.............                    -0-               -0-           238,334/156,666         1,063,675/339,650
         TBHC Options............                       -0-               -0-               2,200/4,400           467,632/935,264

---------
(1) On December 31, 1999 (the last trading day during fiscal 1999), the closing price of Class A Common Stock on the New York Stock Exchange was $18.375 per share. TBHC common stock is not publicly traded. The per share value as of January 2, 2000 is based on a May 17, 1999 valuation of $311.99 per share provided to TBHC by an independent third party, the latest valuation prepared.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Levato was appointed to the Compensation Committee of the Board of Directors in July 1997. Mr. Levato has been a director of the Company since July 1996 and retired as Executive Vice President and Chief Financial Officer of the Company in August 1996. Mr. Levato is not a member of the Performance Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership as of April 1, 2000 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock (constituting the only class of voting capital stock of the Company), each director of the Company and nominee for director of the Company who has such ownership, each executive officer whose name appears in the Summary Compensation Table above (the "Named Officers") who was an executive officer of the Company as of April 1, 2000 and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

         AMOUNT AND
         NAME AND ADDRESS OF          NATURE OF
         BENEFICIAL OWNER             BENEFICIAL OWNERSHIP     PERCENT OF CLASS

DWG Acquisition Group, L.P. ......    5,982,867  shares(1)         30.0%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz .....................    7,373,567  shares(1)(2)(3)   34.7%
  280 Park Avenue
  New York, NY 10017
Peter W. May .....................    6,931,333  shares(1)(2)      33.3%
  280 Park Avenue
  New York, NY 10017
Neuberger Berman Inc.                 2,014,050  shares (4)        10.1%
Neuberger Berman, LLC
   605 Third Avenue
   New York, NY  10158
William Ehrman ...................    1,883,695  shares(5)          9.5%
Frederick Ketcher
Jonas Gerstl
Frederic Greenberg
William D. Lautman
   350 Park Avenue
   New York, NY 10022
Hugh L. Carey.....................       41,541  shares              *
Clive Chajet......................       34,800  shares(6)           *
Joseph A. Levato..................      174,500  shares              *
David E. Schwab II................       31,500  shares              *
Jeffrey S. Silverman..............       46,773  shares              *
Raymond S. Troubh.................       47,000  shares              *
Gerald Tsai, Jr. .................       44,891  shares              *
Michael Weinstein.................       46,633  shares              *
John L. Barnes, Jr. ..............      264,001  shares             1.3%
Eric D. Kogan.....................      293,001  shares             1.5%
Brian L. Schorr...................      301,991  shares             1.5%
Directors and Executive Officers
  as a group (19 persons).........    9,930,165  shares            42.1%

---------
*  Less than 1%

(1) The Company is informed that DWG Acquisition has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.

(2) Includes 5,982,867 shares held by DWG Acquisition, of which Mr. Peltz and Mr. May are the sole general partners.

(3) Includes 21,200 shares owned by a family trust of which Mr. Peltz is a trustee and 2,600 shares owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership.

(4) The information set forth herein with respect to Neuberger Berman, LLC ("Neuberger LLC") and Neuberger Berman, Inc. (the parent holding company of Neuberger LLC, "Neuberger Inc.") is based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission (the "SEC") on February 10, 2000 pursuant to the Exchange Act. Neuberger LLC, along with Neuberger Berman Management Inc. ("Management"), serve as sub-adviser and investment manager, respectively, of Neuberger Inc.'s various mutual funds. Neuberger LLC and Management are deemed to be beneficial owners of 2,014,050 shares of Class A Common Stock. These shares are included as shares over which Neuberger LLC and Management has shared voting and dispositive power. Neuberger LLC and Management disclaim beneficial ownership of 103,100 shares of Class A Common Stock owned by employees in their own personal securities accounts.

(5) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl, and Lautman is based solely on information contained in a Schedule 13G/A filed with the SEC on February 16, 2000 under the Exchange Act. The shares reflected include an aggregate of 1,883,695 shares of Class A Common Stock that Messrs. Ehrman, Ketcher, Gerstl, Greenberg and Lautman may be deemed to beneficially own as
         general  partners  of  EGS  Management,   L.L.C.,  a  Delaware  limited
         liability   company,   EGS   Associates,   L.P.,  a  Delaware   limited
         partnership, EGS Partners, L.L.C., a Delaware limited liability company, Bev Partners, L.P., a Delaware limited partnership, and Jonas Partners, L.P., a New York limited partnership. The shares reflected also include (i) 61,300 shares of Class A Common Stock owned directly by Mr. Ehrman; (ii) 7,500 shares of Class A Common Stock owned directly by Mr. Gerstl; and (iii) 2,000 shares of Class A Common Stock owned directly by Mr. Greenberg.

(6) Includes 1,300 shares owned by Mr. Chajet's wife, as to which shares Mr. Chajet disclaims beneficial ownership.

                                       -------------------

         The above beneficial ownership table includes options to purchase shares of Class A Common Stock which have vested or will vest within 60 days of April 1, 2000 by the following persons:

                                                           NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                                REPRESENTED BY OPTIONS
------------------------                                ----------------------
Nelson Peltz..............................                 1,340,000  shares
Peter W. May..............................                   901,666  shares
Hugh L. Carey.............................                    27,000  shares
Clive Chajet..............................                    27,000  shares
Joseph A. Levato..........................                   146,000  shares
David E. Schwab II........................                    27,000  shares
Jeffrey S. Silverman......................                     7,500  shares
Raymond S. Troubh.........................                    27,000  shares
Gerald Tsai, Jr. .........................                    30,000  shares
Michael Weinstein.........................                    43,333  shares
John L. Barnes, Jr. ......................                   260,001  shares
Eric D. Kogan.............................                   279,001  shares
Brian L. Schorr...........................                   295,001  shares
Directors and Executive Officers as a group
    (19) persons...........................                3,688,002  shares

         The beneficial ownership table does not include 3,998,414 shares of Triarc's non-voting Class B Common Stock owned as of April 1, 2000 by entities controlled by Victor Posner (collectively, the "Posner Entities"). In August 1999, Triarc entered into a definitive agreement with the Posner Entities to acquire all of the Class B Common Stock. One-third of such shares (1,999,208 shares) were acquired by Triarc in August 1999. The agreement further provides that one-half of the remaining shares of Class B Common Stock (1,999,207 shares) will be acquired by Triarc on or before August 19, 2000 and the balance of such shares (1,999,207 shares) will be purchased on or before August 19, 2001. Each of the purchase dates is subject to extension in certain limited circumstances. None of the directors or nominees for directors of the Company or the Named Officers beneficially owned any Class B Common Stock as of April 1, 2000.

         Except for the arrangements relating to the shares described in footnote (1) to the beneficial ownership table, there are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

         During 1997, 1998 and 1999 the Company leased an airplane and a helicopter that were owned by Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives"), or subsidiaries of TASCO, for a base annual rent, adjusted to $3,258,000 as of May 21, 1997, plus annual cost of living adjustments commencing October 1, 1997, under a dry lease which, subject to renewal, would have expired in 2002. Effective October 1, 1999 the annual rent was $3,447,000 of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. Prior to May 21, 1997, the then annual rental payments were $2,008,000. In addition, in 1997 the Company paid TASCO $2,500,000 for (i) an option (the "Option") to continue the lease for an additional five years effective September 30, 1997 and (ii) the agreement by TASCO to replace the helicopter covered under the lease. Such $2,500,000 was being amortized to rental expense over the five-year period commencing October 1, 1997. In connection with such lease and the amortization of the Option, the Company had rent expense of $2,876,000, $3,885,000 and $3,850,000 for 1997, 1998 and 1999,
respectively. Pursuant to this dry lease, during 1997, 1998 and 1999 the Company also paid the operating expenses, including repairs and maintenance, of the aircraft and the costs of certain capitalized improvements to the aircraft directly to third parties. During 1999 the Company incurred $2,207,000 of repairs and maintenance for the aircraft, principally relating to the airplane for required inspections and overhaul of the engines and landing gear in accordance with Federal Aviation Administration standards, and $7,278,000 of capitalized improvements to the airplane.

         On January 19, 2000, the Company acquired 280 Holdings, LLC ("280 Holdings"), the TASCO subsidiary that was the owner and lessor to the Company of the airplane that had previously been leased from TASCO, for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a commercial lender payable over seven years. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. In addition, TASCO paid the Company $1,200,000 representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane owned by 280 Holdings. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 and owns the airplane through its ownership of 280 Holdings.

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

         On February 25, 1999, Triarc Consumer Products Group, LLC ("TCPG"), a subsidiary of the Company, completed the sale of $300.0 million principal amount of 10.25% senior subordinated notes due 2009 pursuant to Rule 144A of the Securities Act of 1933, as amended. Upon the closing of such sale, the Executives purchased an aggregate $20.0 million of such notes. The Company has been advised by the Executives that they no longer hold any of such notes.

         The Company has an investment in MCM Capital Group, Inc. ("MCM"). MCM is a financial services company specializing in the recovery, restructuring, resale and securitization of charged-off, delinquent and non-performing receivable portfolios acquired at deep discounts. On July 14, 1999 MCM consummated an initial public offering (the "MCM IPO") of 2,250,000 shares of its common stock resulting in a decrease in the Company's percentage ownership interest to 8.4% from 12.2%. On January 12, 2000 the

Company entered into an agreement (the "Note Guaranty") to guarantee $10,000,000 principal amount of senior notes (the "MCM Notes") issued by MCM to a major financial institution in consideration for a fee of $200,000 and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $305,000. The $10,000,000 guaranteed amount will be reduced by (i) any repayments of the MCM Notes, (ii) any purchases of the MCM Notes by the Company and (iii) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by the Company, MCM or another significant stockholder of MCM or any of their affiliates. Certain officers of the Company, including entities controlled by them, collectively own approximately 15.7% of MCM and are not parties to the Note Guaranty and could indirectly benefit therefrom. In addition to the Note
Guaranty, the Company and certain other stockholders of MCM, including the officers of the Company referred to above, on a joint and several basis, have entered into guaranties (the "Bank Guaranties") and certain related agreements to guarantee an aggregate of $15,000,000 of revolving credit borrowings of a subsidiary of MCM, of which the Company would be responsible for approximately $1,800,000 assuming all of the parties other than the Company (the "Other Parties") to the Bank Guaranties and the related agreements fully perform. The Company purchased a $15,000,000 certificate of deposit from such financial institution which under the Bank Guaranties is subject to set off under certain circumstances if the parties to the Bank Guaranties and related obligations fail to perform their obligations thereunder. MCM has encountered cash flow and liquidity difficulties. While it is not currently possible to determine if MCM may eventually default on any of the aforementioned obligations, management of the Company currently believes that it is possible, but not probable, that the Company will be required to make payments under the Note Guaranty and/or the Bank Guaranties.

         As part of its overall retention efforts, the Company provides certain of its officers and employees with the opportunity to co-invest in some of the investment opportunities available to the Company. The Company and certain of its officers and employees co-invested in EBT Holding Company, LLC ("EBT") resulting in the Company owning 18.6% and the officers and employees owning 56.4%. The only operating asset of EBT is its investment in the non-cumulative preferred stock of EBondTrade.com, Inc., a privately held entity. The Company advanced the funds for the purchases by the officers and employees and transferred such ownership to the officers and employees for cash aggregating $376,000 and notes due the Company aggregating $752,000, of which one-half, or $376,000, are non-recourse notes. Such notes bear interest at the prime rate adjusted annually (8.5% at April 15, 2000). Notes with Messrs. Peltz, May, Barnes, Kogan and Schorr were entered into in the principal amount of $300,000, $150,000, $75,000, $75,000 and $33,333, respectively, in connection with this investment.

         The Company has an investment in Clarion KPE Investors, LLC ("Clarion"). The principal asset of Clarion is its investment in the non-cumulative preferred stock of KPE, Inc. ("KPE"), a privately held entity. Subsequent to January 2, 2000 the Company and certain of its officers and employees co-invested in 280 KPE Holding, LLC, a newly formed limited liability company (the "280 KPE") resulting in the Company owning 25.3% and the officers and employees owning 74.7% of 280 KPE which now owns the Company's former 38.6% direct interest in Clarion. The Company agreed to advance the funds for the purchases by the officers and employees and transferred such ownership to the officers and employees for cash aggregating $1,041,000 and notes due the Company aggregating $1,200,000, of which one-half, or $600,000, are non-recourse notes. Such notes bear interest at the prime rate adjusted annually (8.75% at April 15, 2000). Notes with Messrs. Peltz, May, Barnes, Kogan and Schorr were entered into in the principal amount of $400,000, $200,000, $180,667, $180,667 and $60,000, respectively, in connection with this investment.

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

                                             TRIARC COMPANIES, INC.
                                             (Registrant)



                                            By:  BRIAN L. SCHORR
                                                 ------------------------------
                                                 Brian L. Schorr
                                                 Executive Vice President and
                                                 General Counsel

DATE: April 28, 2000