Form 10-Q
period 2000-04-02
TRIARC COMPANIES INC
filed 2000-05-17
CIK 30697

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207
                        ------

                             TRIARC COMPANIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   38-0471180
              --------                                   ----------
    (State or other jurisdiction                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  280 Park Avenue, New York, New York                              10017
  -----------------------------------                              -----
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

                                                             Yes (X)     No (  )

           There were 19,921,188 shares of the registrant's Class A Common Stock and 3,998,414 shares of the registrant's Class B Common Stock outstanding as of April 28, 2000.

--------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           January 2,       April 2,
                                                                            2000 (A)          2000
                                                                            --------          ----
                                                                                (In thousands)
                                     ASSETS                                      (Unaudited)
Current assets:
   Cash and cash equivalents..............................................$  161,883       $  129,080
   Short-term investments.................................................   151,634          108,227
   Receivable from sale of short-term investment..........................       --            22,049
   Trade and other receivables............................................    79,284          101,449
   Inventories............................................................    61,736           66,815
   Deferred income tax benefit ...........................................    18,773           21,393
   Prepaid expenses and other current assets .............................     4,333            5,379
                                                                          ----------       ----------
     Total current assets.................................................   477,643          454,392
Investments...............................................................    14,155           16,179
Properties................................................................    36,398           68,793
Unamortized costs in excess of net assets of acquired companies...........   261,666          258,890
Trademarks................................................................   251,117          248,484
Other intangible assets...................................................    31,630           32,444
Deferred costs and other assets...........................................    51,123           48,739
                                                                          ----------       ----------
                                                                          $1,123,732       $1,127,921
                                                                          ==========       ==========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt......................................$   42,194       $   41,949
   Accounts payable.......................................................    58,469           68,103
   Accrued expenses.......................................................   138,988          115,293
                                                                           ---------       ----------
     Total current liabilities............................................   239,651          225,345
Long-term debt............................................................   850,859          867,663
Deferred income taxes.....................................................    91,311           91,420
Deferred income and other liabilities.....................................    22,451           23,694
Forward purchase obligation for common stock..............................    86,186           86,186
Stockholders' deficit:
   Common stock...........................................................     3,555            3,555
   Additional paid-in capital.............................................   204,231          204,202
   Accumulated deficit....................................................   (90,680)         (87,960)
   Treasury stock.........................................................  (202,625)        (200,362)
   Common stock to be acquired............................................   (86,186)         (86,186)
   Accumulated other comprehensive income.................................     5,040              364
   Unearned compensation..................................................       (61)             --
                                                                          ----------       ----------
     Total stockholders' deficit .........................................  (166,726)        (166,387)
                                                                          ----------       ----------
                                                                          $1,123,732       $1,127,921
                                                                          ==========       ==========

(A)  Derived from the audited consolidated financial statements as of January 2, 2000


      See  accompanying  notes  to  condensed   consolidated  financial statements.




                               TRIARC COMPANIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three months ended
                                                                     --------------------------
                                                                        April 4,       April 2,
                                                                          1999           2000
                                                                          ----           ----

                                                             (In thousands except per share amounts)
                                                                             (Unaudited)

Revenues:
   Net sales............................................................$ 159,888       $170,345
   Royalties, franchise fees and other revenues.........................   18,303         19,673
                                                                        ---------       --------
                                                                          178,191        190,018
                                                                        ---------       --------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization related
     to sales of $449,000 and $499,000..................................   82,140         89,273
   Advertising, selling and distribution................................   47,756         46,372
   General and administrative ..........................................   27,199         32,432
   Depreciation and amortization, excluding amortization of deferred
     financing costs....................................................    8,424          9,133
   Capital structure reorganization related charges.....................    3,650            334
                                                                        ---------       --------
                                                                          169,169        177,544
                                                                        ---------       --------
     Operating profit ..................................................    9,022         12,474
Interest expense........................................................  (19,135)       (23,123)
Investment income, net..................................................    5,284         16,176
Other income, net.......................................................      658            516
                                                                        ---------       --------
     Income (loss) from continuing operations before income taxes.......   (4,171)         6,043
(Provision for) benefit from income taxes...............................    2,422         (3,323)
                                                                        ---------       --------
     Income (loss) from continuing operations...........................   (1,749)         2,720
Income from discontinued operations.....................................      501            --
                                                                        ---------       --------
     Income (loss) before extraordinary charges.........................   (1,248)         2,720
Extraordinary charges...................................................  (12,097)           --
                                                                        ---------       --------
     Net income (loss)..................................................$ (13,345)      $  2,720
                                                                        =========       ========

Basic and diluted income (loss) per share:

     Income (loss) from continuing operations...........................$    (.06)      $    .11
     Income from discontinued operations................................      .02            --
     Extraordinary charges..............................................     (.42)           --
                                                                        ---------       --------
     Net income (loss)..................................................$    (.46)      $    .11
                                                                        =========       ========


   See  accompanying  notes  to  condensed   consolidated  financial statements.




                               TRIARC COMPANIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three months ended
                                                                            -----------------------
                                                                            April 4,       April 2,
                                                                              1999          2000
                                                                              ----          ----
                                                                                (In thousands)
                                                                                  (Unaudited)

Cash flows from operating activities:
   Net income (loss)........................................................$  (13,345)     $ 2,720
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization of costs in excess of net assets of acquired companies,
         trademarks and certain other items ................................     5,911        6,608
       Depreciation and amortization of properties..........................     2,513        2,525
       Amortization of original issue discount and deferred financing costs      3,074        2,795
       Capital structure reorganization related charges.....................     3,650          334
       Net recognized gains from trading securities.........................    (5,790)      (1,279)
       Proceeds from sales of trading securities, less purchases............    12,078        3,342
       Net recognized (gains) losses from transactions in other than trading investments, including equity in investment limited
         partnerships, and short positions..................................     4,810      (12,253)
       Write-off of unamortized deferred financing costs and interest
         rate cap agreement costs...........................................    11,446          --
       Income from discontinued operations..................................      (501)         --
       Other, net...........................................................       (58)       1,280
       Changes in operating assets and liabilities:
         Increase in trade and other receivables............................   (24,355)     (22,791)
         Increase in inventories............................................   (13,518)      (5,079)
         Increase in prepaid expenses and other current assets..............    (9,164)      (1,046)
         Increase (decrease) in accounts payable and accrued expenses  .....     1,014      (13,003)
                                                                            ----------      -------
             Net cash used in operating activities..........................   (22,235)     (35,847)
                                                                            ----------      -------
Cash flows from investing activities:
   Net proceeds from sales (cost of purchases) of available-for-sale
     securities and other investments.......................................   (11,864)      23,486
   Payments to cover short positions in securities, less proceeds of
     securities sold short..................................................   (12,881)      (1,805)
   Capital expenditures.....................................................    (1,604)     (16,970)
   Business acquisitions....................................................   (17,296)      (1,643)
   Other....................................................................        66        1,262
                                                                            ----------      -------
             Net cash provided by (used in) investing activities............   (43,579)       4,330
                                                                            ----------      -------
Cash flows from financing activities:
   Repayments of long-term debt.............................................  (560,470)      (3,259)
   Proceeds from long-term debt.............................................   775,000          --
   Proceeds from stock option exercises ....................................       203        1,999
   Deferred financing costs.................................................   (27,821)         --
                                                                            ----------      -------
              Net cash provided by (used in) financing activities...........   186,912       (1,260)
                                                                            ----------      -------
Net cash provided by (used in) continuing operations........................   121,098      (32,777)
Net cash used in discontinued operations....................................    (1,081)         (26)
                                                                            ----------      -------
Net increase (decrease) in cash and cash equivalents........................   120,017      (32,803)
Cash and cash equivalents at beginning of period............................   161,248      161,883
                                                                            ----------     --------
Cash and cash equivalents at end of period..................................$  281,265     $129,080
                                                                            ==========     ========


   See  accompanying  notes  to  condensed   consolidated  financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  April 2, 2000
                                   (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and April 2, 2000 and its results of operations and cash flows for the three-month periods ended April 4, 1999 and April 2, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Part II - "Other Information."

    The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1999 commenced on January 4, 1999 and ended on April 4, 1999 and the Company's first quarter of 2000 commenced on January 3, 2000 and ended on April 2, 2000. For purposes of these condensed consolidated financial statements, such periods are referred to herein as the three-month periods ended April 4, 1999 and April 2, 2000, respectively.

    On July 19, 1999 the Company sold 41.7% of its remaining 42.7% interest in its former propane business and, accordingly, the accompanying condensed consolidated statements of operations and cash flows for the three-month period ended April 4, 1999 have been reclassified to reflect the Company's equity in the income of the propane business as discontinued operations.

(2) Inventories

    The following is a summary of the components of inventories (in thousands):

                                             January 2,     April 2,
                                               2000          2000
                                               ----          ----

    Raw materials...........................$ 20,952       $ 24,127
    Work in process.........................     397            545
    Finished goods..........................  40,387         42,143
                                            --------       --------
                                            $ 61,736       $ 66,815
                                            ========       ========

(3) Capital Structure Reorganization Related Charges

    The capital structure reorganization related charges of $3,650,000 and $334,000 recognized during the three months ended April 4, 1999 and April 2, 2000, respectively, resulted from equitable adjustments made in 1999 to the terms of outstanding options under the stock option plan (the "Triarc Beverage Plan") of Triarc Beverage Holdings Corp. ("Triarc Beverage Holdings"), a subsidiary of the Company, to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Triarc Beverage Holdings to Triarc partially offset by the effect of the contribution of Stewart's Beverages, Inc., a subsidiary of the Company, to Triarc Beverage Holdings effective May 17, 1999.

    The Triarc Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the Triarc Beverage Plan, the exercise prices of the Triarc Beverage Holdings options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from the Company to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of Triarc Beverage Holdings common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Triarc Beverage Holdings common stock. The Company has accounted for the equitable adjustment in accordance with the intrinsic value method. Compensation expense is being recognized for the cash to be paid in connection with the exercise of the stock options ratably over the vesting period of the stock options. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

(4) Income Taxes

    The Internal Revenue Service (the "IRS") has tentatively completed its examination of the Company's Federal income tax returns for the year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith and subject to final processing and approval by the IRS, the Company's net operating loss carryforwards would increase by $7,453,000 and the Company would be due a refund of income taxes of $2,290,000 plus interest thereon. This refund is expected to fully offset amounts otherwise payable to the IRS relating to examinations for tax years prior to the year ended April 30, 1993.

(5) Comprehensive Loss

    The following is a summary of the components of comprehensive loss, net of income taxes (in thousands):

                                                           Three months ended
                                                        ------------------------
                                                           April 4,    April 2,
                                                            1999        2000
                                                            ----        ----

    Net income (loss) ...................................$(13,345)   $  2,720
    Unrealized appreciation of available-for-sale
       securities........................................   4,668       1,013
    Reclassification adjustments for prior period
       decline (appreciation) of securities sold
       during the year...................................     207      (5,667)
    Equity in the decrease in unrealized gain on
       retained interest which is accounted for
       similarly to an available-for-sale security.......     --          (12)
    Net change in currency translation adjustment........     (78)        (10)
                                                         --------    --------
         Comprehensive loss..............................$ (8,548)   $ (1,956)
                                                         ========    ========

(6) Income (Loss) Per Share

     Basic income (loss) per share for the three-month periods ended April 4, 1999 and April 2, 2000 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 29,316,000 and 23,806,000, respectively. For the three-month period ended April 4, 1999, the diluted loss per share is the same as the basic loss per share since the assumed exercise or conversion of each of the then existing potentially dilutive securities, stock options and the Company's zero coupon convertible subordinated debentures due 2018 (the "Debentures"), would have had an antidilutive effect for such period. For the three-month period ended April 2, 2000, diluted income per share has been computed by dividing the income by an aggregate 25,100,000 shares. The shares used for diluted income per share in the 2000 period consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the 744,000 share effect of dilutive stock options computed using the treasury stock method and (2) the 550,000 share effect of a dilutive forward purchase obligation for common stock under which the Company must repurchase in August 2000 and 2001 an aggregate 3,998,414 shares of its Class B common stock for a total of $86,186,000, but excludes any effect of the assumed conversion of the Debentures since the effect thereof would have been antidilutive. Basic and diluted income per share are the same in the 2000 period since the dilutive securities had an effect of less than $.01 per share.

(7)  Transactions with Related Parties

     On January 19, 2000 the Company acquired 280 Holdings, LLC ("280 Holdings") for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a commercial lender payable over seven years. 280 Holdings was a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company, that at the time of such sale was the owner and lessor to the Company of an airplane that had been previously been leased from TASCO. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. Prior thereto the Company leased the airplane and a helicopter from TASCO or subsidiaries of TASCO under a dry lease for annual rent of $3,360,000 as of January 1, 1999. Pursuant to this dry lease, the Company pays the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. In connection with such lease and the amortization over a five-year period of a $2,500,000 payment made in 1997 to TASCO for (1) an option to continue the lease for five years effective September 30, 1997 and (2) the agreement by TASCO to replace the helicopter covered under the lease (the "Option"), the Company had rent expense of $935,000 for the three-month period ended April 4, 1999. Effective October 1, 1999 the annual rent was increased to $3,447,000, in connection with annual cost of living adjustments under the lease, of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 and owns the airplane through its ownership of 280 Holdings from whom Triarc continues to lease the airplane and to whom pays annual intercompany rent of $3,078,000. In connection with the lease of the airplane through January 19, 2000, the lease of the helicopter and amortization of the Option, the Company had rent expense for the three-month period ended April 2, 2000 of $294,000 to TASCO and its subsidiaries. In addition, on January 19, 2000 TASCO paid the Company $1,200,000 representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane owned by 280 Holdings.

(8)  Legal and Environmental Matters

     The Company is involved in stockholder litigation, other litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating $2,601,000 as of April 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(9)  Business Segments

     The following is a summary of the Company's segment information (in thousands):



                                                                             Three months ended
                                                                        --------------------------
                                                                         April 4,       April 2,
                                                                           1999           2000
                                                                           ----           ----
     Revenues:
         Premium beverages.............................................$ 129,162        $  140,631
         Soft drink concentrates.......................................   30,940            29,994
         Restaurant franchising........................................   18,089            19,393
                                                                       ---------        ----------
           Consolidated revenues.......................................$ 178,191        $  190,018
                                                                       =========        ==========

     Earnings before interest, taxes, depreciation and amortization:

         Premium beverages.............................................$   8,906 (a)    $   13,851 (a)
         Soft drink concentrates.......................................    5,215             5,401
         Restaurant franchising........................................    9,662            10,210
         General corporate.............................................   (6,337)(a)        (7,855)(a)
                                                                       ---------        ----------
           Consolidated earnings before interest, taxes, depreciation
               and amortization........................................   17,446            21,607
                                                                       ---------        ----------

     Less depreciation and amortization:
         Premium beverages.............................................    5,385             6,284
         Soft drink concentrates.......................................    1,918             1,500
         Restaurant franchising........................................      549               539
         General corporate.............................................      572               810
                                                                       ---------        ----------
           Consolidated depreciation and amortization..................    8,424             9,133
                                                                       ---------        ----------

     Operating profit:
         Premium beverages.............................................    3,521 (a)         7,567 (a)
         Soft drink concentrates.......................................    3,297             3,901
         Restaurant franchising........................................    9,113             9,671
         General corporate.............................................   (6,909)(a)        (8,665)(a)
                                                                       ---------        ----------
           Consolidated operating profit...............................    9,022            12,474
     Interest expense..................................................  (19,135)          (23,123)
     Investment income, net............................................    5,284            16,176
     Other income, net.................................................      658               516
                                                                       ---------        ----------
           Consolidated income (loss) from continuing operations before
              income taxes.............................................$  (4,171)       $    6,043
                                                                       =========        ==========




(a) Reflects the capital  structure  reorganization  related charge discussed in
    Note 3 as follows (in thousands):

                                                         Three months ended
                                                       -----------------------
                                                       April 4,        April 2,
                                                         1999           2000
                                                         ----           ----

     Charged to:
         Premium beverages ............................$  2,250       $    204
         General corporate.............................   1,400            130
                                                       --------       --------
                                                       $  3,650       $    334
                                                       ========       ========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 2, 2000 of Triarc Companies, Inc. The recent trends affecting our premium beverage, soft drink concentrate and restaurant franchising segments are described in Item 7 of our Form 10-K. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward- looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information."

    Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first quarter of fiscal 1999 commenced on January 4, 1999 and ended on April 4, 1999 and our first quarter of fiscal 2000 commenced on January 3, 2000 and ended on April 2, 2000. When we refer to the "three months ended April 4, 1999" or the "1999 first quarter," we mean the period from January 4, 1999 to April 4, 1999; and when we refer to the "three months ended April 2, 2000" or the "2000 first quarter," we mean the period from January 3, 2000 to April 2, 2000.

Results of Operations

Revenues

    Our revenues increased $11.8 million to $190.0 million in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. A discussion of the changes in revenues by segment is as follows:

     Premium Beverages -- Premium beverage revenues increased $11.5 million (8.9%) in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the first quarter of 2000. The increase in volume principally reflects (1) sales in the 2000 first quarter of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) higher sales of diet teas and other diet beverages and juice drinks, (3) higher sales of Stewart's products as a result of increased distribution in existing and new markets and (4) increased cases sold to retailers through Millrose Distributors, Inc. and Snapple Distributors of Long Island, Inc. principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on February 25, 1999 and January 2, 2000, respectively. The effect with respect to Millrose was for the full first quarter in 2000 compared with only the period from February 26 to April 4 in the 1999 first quarter. Such increases were partially offset by lower sales of WhipperSnapple(TM) in the 2000 first quarter. The higher average selling prices principally reflect (1) the effect of the Millrose and Long Island Snapple acquisitions whereby we sell product at higher prices directly to retailers subsequent to these acquisitions compared with sales at lower prices to distributors such as Millrose and Long Island Snapple and (2) selective price increases.

     Soft Drink Concentrates -- Soft drink concentrate revenues decreased $1.0 million (3.1%) in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This decrease is attributable to lower Royal Crown sales of concentrate entirely reflecting a decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers. Such pressures began to lessen commencing in late 1999 and have continued that trend into the second quarter of 2000.

     Restaurant Franchising -- Restaurant franchising revenues increased $1.3 million (7.2%) in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This increase reflects higher royalty revenues and slightly higher franchise fee revenues. The increase in royalty revenues resulted from an average net increase of 90, or 2.9%, franchised restaurants and a 3.6% increase in same-store sales of franchised restaurants.

Gross Profit

    We calculate gross profit as total revenues less (1) costs of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $4.6 million to $100.2 million in the three months ended April 2, 2000 compared with the three months ended April 4, 1999. This increase was due to the effect of the higher sales volumes discussed above, partially offset by a slight decrease in our aggregate gross margins, which we compute as gross profit divided by total revenues, to 53% from 54%. The decrease in gross margins reflects the higher concentration of revenues in the premium beverage segment, which had a 1% decrease in gross margins, despite a 1% increase in the soft drink concentrate segment. A discussion of the changes in gross margins by segment is as follows:

     Premium Beverages -- Gross margins decreased slightly to 41% during the 2000 first quarter from 42% during the 1999 first quarter. The decrease in gross margins was principally due to the effects of (1) a shift in product mix to lower-margin products in the 2000 first quarter, (2) $0.7 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 first quarter and that were not timely used and (3) increased production costs in the 2000 first quarter resulting from higher fees charged to us by our co-packers. Such decreases were substantially offset by the positive effect on gross margins from (1) the selective price increases and (2) the effect of the higher selling prices resulting from the Millrose acquisition for the full 2000 first quarter compared with only a portion of the 1999 first quarter and the Long Island Snapple acquisition, both as referred to above.

     Soft Drink Concentrates -- Gross margins increased 1% to 77% during the 2000 first quarter from 76% during the 1999 first quarter. This increase was due to the conversion, commencing in December 1999, from our use of the raw material aspartame to the less costly Ace-K sucralose blend in our diet products.

     Restaurant Franchising -- Gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

    Advertising, selling and distribution expenses decreased $1.4 million to $46.4 million in the 2000 first quarter. This decrease was principally due to
(1) an overall decrease in promotional spending by the premium beverage segment principally reflecting a decrease in discounts offered to distributors participating in our cold drink equipment purchasing program and a shift to shorter, less costly radio advertising, (2) a decrease in the expenses of the soft drink concentrate segment reflecting continued lower bottler promotional reimbursements and other promotional spending resulting from the decline in branded concentrate sales volume and, to a lesser extent (3) a decrease in the provision for doubtful accounts of the restaurant franchising segment. Such decreases were partially offset by higher employee compensation and related benefit costs reflecting an increase in the number of sales and distribution employees in the premium beverage segment.

General and Administrative Expenses

    General and administrative expenses increased $5.2 million to $32.4 million in the 2000 first quarter. This increase principally reflects (1) expenses of $2.9 million related to the new executive salary arrangements and an executive bonus plan effective May 3, 1999, (2) other increases in compensation and related benefit costs and (3) increased expenses as a result of the full effect in the 2000 first quarter of the Millrose acquisition and the effect of the Long Island Snapple acquisition, all partially offset by a decrease in travel expenses of the soft drink concentrate segment.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

    Depreciation and amortization, excluding amortization of deferred financing costs, increased $0.7 million to $9.1 million in the 2000 first quarter. This increase principally reflects an increase in amortization of costs in excess of net assets acquired, which we refer to as Goodwill, trademarks and other intangibles as a result of the full effect in the 2000 quarter of the Millrose acquisition and the effect of the Long Island Snapple acquisition, partially offset by the effect of nonrecurring 1999 depreciation on $3.7 million of soft drink vending machines purchased by the soft drink concentrate segment in January 1998 becoming fully depreciated over periods throughout 1999.

Capital Structure Reorganization Related Charges

    The capital structure reorganization related charges of $0.3 million and $3.7 million in the 2000 and 1999 first quarters, respectively, reflect equitable adjustments that were made to the terms of outstanding options under the stock option plan of Triarc Beverage Holdings Corp., a 99.9% owned subsidiary of ours and the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc. The Triarc Beverage Holdings plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of outstanding options under the Triarc Beverage Holdings plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Triarc Beverage Holdings to Triarc, partially offset by the effect of the contribution of Stewart's to Triarc Beverage Holdings effective May 17, 1999. The exercise prices of the Triarc Beverage Holdings options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from us to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of Triarc Beverage Holdings common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Triarc Beverage Holdings common stock. Triarc Beverage Holdings is responsible for the cash payment to its employees who are option holders and Triarc is responsible for the cash payment to its employees who are option holders either directly or through reimbursement to Triarc Beverage Holdings. We have accounted for the equitable adjustment in accordance with the intrinsic value method. Commencing with the first quarter of 1999 we are recognizing compensation expense for the aggregate maximum $6.7 million of cash to be paid in connection with the exercise of the stock options, net of credits for forfeitures of non-vested stock options of terminated employees, assuming all remaining Triarc Beverage Holdings stock options either have vested or will become vested, ratably over the vesting period. The initial charge relating to these equitable adjustments was recorded in the 1999 first quarter and, therefore, the 1999 first quarter charge of $3.7 million includes the portion of the aggregate cash to be paid to the extent of the vesting of the options through April 4, 1999. The $0.3 million charge in the 2000 first quarter represents the portion of the cash to be paid in connection with the exercise of the stock options to the extent of the vesting of the options during that quarter. We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.6 million in the remainder of 2000 and $0.3 million in 2001 as the affected stock options continue to vest. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because those modifications to the options did not create a new measurement date under the intrinsic value method.

Interest Expense

    Interest expense increased $4.0 million to $23.1 million in the 2000 first quarter reflecting higher average levels of debt during the 2000 first quarter due to the full quarter effect of increases from a February 25, 1999 debt refinancing and, to a lesser extent, higher average interest rates in the 2000 period. Such refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2009 and (2) $475.0 million borrowed under a senior bank credit facility and the repayment of (1) $284.3 million under a former credit facility of Triarc Beverage Holdings and (2) $275.0 million of 9 3/4% senior secured notes due 2000 of RC/Arby's Corporation, a subsidiary of ours and the parent of Royal Crown Company, Inc. and Arby's, Inc.

Investment Income, Net

    Investment income, net increased $10.9 million to $16.2 million in the 2000 first quarter principally reflecting $13.6 million of higher realized gains on the sale of investments to $13.8 million in the 2000 first quarter, which gains may not recur in future periods, partially offset by (1) a $1.7 million decrease in interest income on cash equivalents and short- term investments and (2) a $1.6 million provision recognized in the 2000 first quarter for unrealized losses on a short- term investment deemed to be other than temporary due to declines in the underlying economics of such equity security, which provision also may not recur in future periods. The decreased interest income is due to lower average amounts of cash equivalents in the 2000 first quarter compared with the 1999 first quarter.

Other Income, Net

    Other income, net was relatively unchanged decreasing $0.1 million to $0.5 million in the 2000 first quarter with no significance variations in any of its components.

Income Taxes

    The provision for and benefit from income taxes represented effective rates of 55% in the 2000 first quarter and 58% in the 1999 first quarter. The effective rate is lower in the 2000 quarter principally due to the impact of the amortization of non-deductible Goodwill, the effect of which is lower in the 2000 first quarter due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the 1999 first quarter.

Discontinued Operations

    Income from discontinued operations of $0.5 million in the 1999 first quarter represents our after-tax equity in the income from discontinued operations of National Propane Partners, L.P. We consummated the sale of 41.7% of our remaining 42.7% interest in National Propane Partners in July 1999.

Extraordinary Charges

    The 1999 first quarter extraordinary charges aggregating $12.1 million resulted from the early extinguishment of borrowings under the former credit facility of Triarc Beverage Holdings and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

      Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $35.8 million during the three months ended April 2, 2000 reflecting (1) cash used by changes in operating assets and liabilities of $41.9 million and (2) the reclassification of a component of investing activities, net recognized gains of $12.2 million resulting from transactions in other than trading investments and securities sold short, to cash flows from investing activities. These uses were partially offset by (1) net income of $2.7 million, (2) net non-cash charges, principally depreciation and amortization, of $11.0 million, (3) proceeds of $3.3 million from sales of trading securities, net of purchases and (4) other of $1.3 million.

      The cash used by changes in operating assets and liabilities of $41.9 million reflects increases in receivables of $22.8 million, inventories of $5.1 million and prepaid expenses and other current assets of $1.0 million, and a decrease in accounts payable and accrued expenses of $13.0 million. The increase in receivables principally results from seasonally higher sales in February and March 2000 compared with November and December 1999. The increase in inventories was due to seasonal buildups in anticipation of the peak spring and summer selling season in our beverage businesses. The related increase in accounts payable reflecting the increased inventory purchases was more than offset by a decrease in accrued expenses principally relating to (1) a $15.0 million reduction in accrued compensation and related benefits principally due to the payment of previously accrued incentive compensation and (2) an $8.6 million reduction in accrued interest principally due to the semi-annual interest payment of $16.0 million made in February 2000 on the $300.0 million of 10 1/4% senior notes.

      Despite the $35.8 million of cash used in operating activities in the 2000 first quarter, we expect positive cash flows from operations during the remainder of 2000 due to (1) the expectation of increasingly profitable operations for the remainder of the year due to the seasonality of the beverage business with the spring and summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 2000 first quarter for operating assets which should not recur during the remainder of 2000 and should substantially reverse.

Working Capital and Capitalization

      Working capital, which equals current assets less current liabilities, was $229.0 million at April 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.0:1. Our working capital decreased $9.0 million from January 2, 2000 principally due to the $17.0 million of cash used for our capital expenditures discussed below under "Capital Expenditures."

      Our capitalization at April 2, 2000 aggregated $829.4 million consisting of $909.6 million of long-term debt, including current portion, and an $86.2 million forward purchase obligation for common stock discussed below, partially offset by a stockholders' deficit of $166.4 million. Our total capitalization increased $16.9 million from January 2, 2000 principally due to the assumption of $18.0 million of indebtedness in connection with the acquisition of 280 Holdings, LLC also discussed below under "Capital Expenditures."

Debt Agreements

     We maintain a $535.0 million senior bank credit facility entered into by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's which consists of a $475.0 million term facility under which there were $468.4 million of term loans outstanding as of April 2, 2000 and a $60.0 million revolving credit facility which provides for borrowings by Snapple, Mistic, Stewart's, Royal Crown or RC/Arby's. They may make revolving loan borrowings of up to 80% of eligible accounts receivable plus 50% of eligible inventories. There were no outstanding revolving credit loans as of April 2, 2000. At April 2, 2000 there was $59.9 million of borrowing availability under the revolving credit facility. However, $28.0 million of the revolving credit facility was subsequently utilized through borrowings of revolving credit loans made on May 4, 2000 in order to fund the excess cash flow prepayment discussed in the following paragraph.

      Revolving loans will be due in full in 2005. Scheduled maturities of the term loans for the remainder of 2000 are $6.6 million, increasing annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, we are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. The mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of the loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of the election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In that connection, we made a $28.3 million prepayment on May 4, 2000 in respect of the year ended January 2, 2000, of which $25.7 million was the pro rata share applicable to the term B and term C loans. Certain lenders of term B and term C loans elected not to accept an aggregate $8.8 million of the prepayment and, accordingly, this amount was applied to term A loans. The application of the excess cash flow prepayment had the effect of reducing the scheduled maturities of the term loans during the remainder of 2000 by $1.0 million to $5.6 million. Accordingly, our payments under the term loans during the last three quarters of 2000 will aggregate $33.9 million, consisting of the $28.3 million excess cash flow prepayment and the $5.6 million of adjusted scheduled maturities. Under the credit agreement, we can make voluntary prepayments of the term loan, although as of April 2, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of term B and term C loans, which have $123.8 million and $301.9 million outstanding as of April 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

      Triarc Consumer Products Group, LLC, the parent of Triarc Beverage Holdings and RC/Arby's, and Triarc Beverage Holdings have $300.0 million principal amount of 10 1/4% senior subordinated notes due 2009 which mature in 2009 and do not require any amortization of principal prior to 2009.

      We have $360.0 million principal amount at maturity, or $114.9 million net of unamortized discount as of April 2, 2000, of zero coupon convertible subordinated debentures which mature in 2018 and do not require any amortization of principal prior to 2018.

      We have a secured promissory note payable to a commercial lender with an outstanding principal amount of $17.7 million as of April 2, 2000, which is payable over seven years with $1.1 million due during the last three quarters of 2000; this note is secured by an airplane. This note was assumed during the three months ended April 2, 2000 in connection with the acquisition of 280 Holdings, LLC described below under "Capital Expenditures."

      We have a note payable to a beverage co-packer in an outstanding principal amount of $2.5 million as of April 2, 2000 which is due during the last three quarters of 2000.

      Our long-term debt repayments during the last three quarters of 2000 are expected to be $39.1 million, including $33.9 million under the term loans, $2.5 million under the note payable to a beverage co-packer and $1.1 million under the secured promissory note payable, all as discussed above.

Debt Agreement Restrictions and Guarantees

     Under the credit facility substantially all of our assets, other than cash, cash equivalents and short-term investments, are pledged as security. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group, Triarc Beverage Holdings and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's. As collateral for the guarantees under the credit facility, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

      Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than on an arms-length basis and (4) restrict the payment of dividends, loans or advances to Triarc. Under the most restrictive of these covenants, the borrowers cannot pay any dividends or make any loans or advances to Triarc other than permitted one-time distributions, including dividends, paid to Triarc in 1999. We were in compliance with all of these covenants as of April 2, 2000.

     On July 19, 1999 the Company through its wholly-owned subsidiary, National Propane Corporation, sold 41.7% of its remaining 42.7% interest in its former propane business retaining a 1% special limited partner interest in National Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of National Propane, L.P., it would indemnify the purchaser for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of April 2, 2000, if National Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of National Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

      Arby's remains contingently responsible for operating and capitalized lease payments, if the purchaser does not make such required lease payments, assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $89.0 million as of April 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date. Further, Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $48.0 million as of April 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date. In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants and Triarc is a guarantor under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $0.5 million as of April 2, 2000.

      On January 12, 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., an 8.4% equity investee of ours, to a major financial institution in consideration for a fee of $0.2 million and warrants to purchase 100,000 shares of MCM Capital Group common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount will be reduced by
(1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by us, MCM Capital Group or another significant stockholder of MCM Capital Group or any of their affiliates. Certain of our officers, including entities controlled by them, collectively own approximately 15.7% of MCM Capital Group and are not parties to this note guaranty and could indirectly benefit from it. In addition to the note guaranty, we and certain other stockholders of MCM Capital Group, including our officers referred to above, on a joint and several basis, have entered into agreements to guarantee $15.0 million of revolving credit borrowings of a subsidiary of MCM Capital Group, of which we would be responsible for approximately $1.8 million assuming all of the parties to the bank guaranties and certain related agreements fully perform. On April 3, 2000 we purchased a $15.0 million certificate of deposit from the financial institution referred to above which under the bank guaranties is subject to set off under certain circumstances if the parties to these bank guaranties and related agreements fail to perform their obligations thereunder. MCM Capital Group has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

      Cash capital expenditures amounted to $17.0 million during the 2000 first quarter. On January 19, 2000, we acquired 280 Holdings, LLC, the subsidiary of Triangle Aircraft Services Corporation, a company owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer that owns the airplane that had previously been leased from Triangle Aircraft Services through January 19, 2000, for $27.2 million. The purchase price consisted of (1) cash of $9.2 million, included in the $17.0 million of cash capital expenditures referred to above, and (2) the assumption of the $18.0 million secured promissory note payable. The purchase price was based on independent appraisals and was approved by our Audit Committee and Board of Directors. As a result of the acquisition of 280 Holdings, the effect on our estimated costs for the airplane for the remainder of 2000 compared with the last three quarters of 1999 will be lower depreciation and amortization of $0.6 million, the elimination of rental expense under the airplane lease with Triangle Aircraft Services of $2.3 million, the incurrence of interest expense on the secured promissory note of $1.2 million and lower investment income of approximately $0.3 million with a resulting increase in income from continuing operations before income taxes of approximately $1.4 million. We expect that cash capital expenditures will approximate $11.3 million for the remainder of 2000 for which there were $3.3 million of outstanding commitments as of April 2, 2000. Our planned capital expenditures include amounts for cold drink equipment, co- packing equipment and remaining expenditures for a premium beverage packing line at one of our company-owned distributors.

Acquisitions

     On March 31, 2000 Triarc acquired, and contributed to Triarc Consumer Products Group, certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million, subject to post-closing adjustment. On May 16, 2000 Triarc acquired, and contributed to Triarc Consumer Products Group, certain assets, principally distribution rights, of Northern Glacier Ltd. d/b/a Taormina Lighthouse, a distributor of our Mistic premium beverage products in five counties in New Jersey and who will continue as our sub-distributor in two of those counties, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. Of the purchase price, $1.9 million was paid through offset of accounts receivable and a note receivable otherwise owed to Mistic by the seller, which are to be reimbursed to Mistic by Triarc, and $0.3 million is to be paid by Triarc to the seller following the conclusion of the seller's sub-distributorship. To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

      The Internal Revenue Service has tentatively completed its examination of our Federal income tax returns for the year ended April 30, 1993 and transition period ended December 31, 1993. In connection with these 1993 examinations and subject to final processing and approval by the Internal Revenue Service, our net operating loss carryforwards would increase by $7.5 million and we would be due a refund of income taxes of $2.3 million plus interest thereon. This refund is expected to fully offset amounts otherwise payable to the Internal Revenue Service relating to examinations for tax years prior to the tax year ended April 30, 1993.

Treasury Stock Purchases

     In April 1999, we announced that our management had been authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization expired on May 7, 2000. Prior to January 2, 2000, we had repurchased 295,334 shares under this program at a total cost of $6.2 million and did not purchase any shares during 2000 prior to the expiration of the authorization. We may, upon the authorization of our Board of Directors, purchase further shares of our Class A common stock when and if market conditions warrant and to the extent legally permissable. We cannot assure you, however, that we will receive this authorization or make any further purchases of our shares.

      Pursuant to a contract entered into in August 1999, we have a remaining obligation to repurchase an aggregate of 3,998,416 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, of which 1,999,208 shares are required to be purchased on or before each of August 19, 2000 and August 19, 2001. Under the contract, the two remaining purchases to occur on or before August 19, 2000 and 2001 aggregate $42.3 million and $43.8 million, respectively, and are at negotiated fixed prices of $21.18 and $21.93 per share based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

     As of April 2, 2000, our consolidated cash requirements for the remainder of 2000, exclusive of operating cash flow requirements, consist principally of
(1) debt principal repayments aggregating $39.1 million, (2) a payment of $42.3 million for the repurchase of 1,997,207 shares of our Class B common stock from affiliates of Victor Posner, (3) capital expenditures of approximately $11.3 million, (4) up to $2.2 million for the acquisition of Taormina Lighthouse, including $1.9 million of foregone collection of accounts receivable and a note receivable, and the cost of additional business acquisitions, if any, and (5) repurchases, if any, of our Class A common stock for treasury. We anticipate meeting all of these requirements through (1) an aggregate $239.0 million of existing cash and cash equivalents, short-term investments and the April 3, 2000 collection of the receivable from the sale of a short-term investment, net of $20.4 million of obligations for short- term investments sold but not yet purchased included in "Accrued expenses" in our accompanying consolidated balance sheet as of April 2, 2000, (2) cash flows from operations and (3) the $59.9 million of availability as of April 2, 2000 under Triarc Consumer Products Group's $60.0 million revolving credit facility.

Triarc

      Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) aggregate $187.2 million of cash and cash equivalents, short-term investments and the April 3, 2000 collection of the receivable from the sale of a short-term investment, net of $20.4 million of obligations for short-term investments sold but not yet purchased, as of April 2, 2000, (2) investment income on its cash equivalents and short-term investments and (3) cash flows from its subsidiaries including, (a) reimbursement by certain subsidiaries to Triarc in connection with the providing of certain management services, (b) payments under tax-sharing agreements with certain subsidiaries and (c) loans, distributions and dividends. However, Triarc's principal subsidiaries are currently unable to pay any dividends or make any loans or advances to Triarc under the terms of their debt agreements.

      Triarc had indebtedness to consolidated subsidiaries of $30.0 million as of April 2, 2000 under a demand note payable to National Propane Corporation which, as amended, bears interest payable semi-annually in cash at the specified minimum interest rate under the Internal Revenue Code, which was 5.8% at April 2, 2000. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during 2000, assuming no demand is made thereunder, and none is anticipated. Triarc also has other indebtedness principally under (1) the zero coupon convertible debentures described above which require no amortization of principal during 2000 and (2) the $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings which requires principal payments of $1.1 million during the remainder of 2000.

     Triarc's principal cash requirements during the remainder of 2000 are (1) a payment of $42.3 million for the repurchase of 1,997,207 shares of our Class B common stock from affiliates of Victor Posner, (2) capital expenditures of approximately $3.0 million, (3) debt principal repayments of $1.3 million primarily on the secured promissory note assumed in connection with the purchase of 280 Holdings, (4) up to $2.2 million for the acquisition of Taormina Lighthouse and the cost of additional business acquisitions by Triarc, if any,
(5) repurchases, if any, of our Class A common stock for treasury, and (6) payments of general corporate expenses. Triarc expects to be able to meet all of these cash requirements through (1) existing cash and cash equivalents and short-term investments, (2) investment income and (3) receipts from its subsidiaries under management services and tax-sharing agreements.

Legal and Environmental Matters

      We are involved in stockholder litigation, other litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of $2.6 million as of April 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

      Our beverage and restaurant franchising businesses are seasonal. In our beverage businesses, the highest revenues occur during the spring and summer, between April and September. Accordingly, our second and third quarters reflect the highest revenues and our first and fourth quarters have lower revenues from the beverage businesses. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the second and third fiscal quarters of each year. Our earnings before interest, taxes, depreciation and amortization and operating profit are also highest during the second and third fiscal quarters of each year and lowest in the first fiscal quarter. This principally results from the higher beverage revenues in the second and third fiscal quarters while general and administrative expenses and depreciation and amortization, excluding amortization of deferred financing costs, are generally recorded ratably in each quarter either as incurred or allocated to quarters based on time expired. Our first fiscal quarter earnings before interest, taxes, depreciation and amortization and operating profit have also been lower due to advertising production costs which typically are higher in the first quarter in anticipation of the peak spring and summer beverage selling season and which are recorded the first time the related advertising takes place.

Recently Issued Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133 as amended by Statement of Financial Accounting Standards No. 137, is effective for our fiscal year beginning January 1, 2001. Although we have not yet completed the process of identifying all of our derivative instruments, the derivatives we have currently identified are the conversion component of our short-term investments in convertible bonds, put and call options on equity and debt securities and an interest rate cap agreement on certain of our long-term debt. Since these derivatives, other than the interest rate cap agreement, are currently carried at fair value, the accounting for them would not be impacted by Statement 133 and, as such, the requirement to state them at fair value should have no impact on our consolidated financial position or results of operations. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and we are just beginning our evaluation of the implementation requirements of Statement 133 and, accordingly, are unable to precisely determine at this time the impact it will have on our consolidated financial position and results of operations.

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

Interest Rate Risk

      Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. We currently have one interest rate cap agreement relating to interest on $234.2 million of our aggregate $468.4 million of variable-rate term loans under our senior bank credit facility which provides for a cap which was approximately 2% higher than the prevailing interest rate at April 2, 2000. In addition to our variable and fixed-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk reflecting the portfolio's maturities between one and thirty years. We are also invested in certain hedge funds which invest primarily in short-term debt securities, option contracts on government debt securities as well as interest rate swaps. The fair market value of all of our investments in debt securities will decline in value if interest rates increase. The fair market value of our investments in certain hedge funds should not decline in value if interest rates increase assuming there is a perfect hedge; however, if the hedge is other than perfect such investments may decline in value if interest rates increase.

Equity Market Risk

      Our objective in managing our exposure to changes in the market value of our investments is also to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold but not yet purchased and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments which we can make. We have a management investment committee whose duty it is to oversee our continuing compliance with the restrictions embodied in its policies.

 Foreign Currency Risk

      Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of our investments in investment limited partnerships and similar investment entities. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) export sales revenues and related receivables denominated in foreign currencies and (2) investments in foreign subsidiaries which are subject to foreign currency fluctuations. Our primary export sales exposures relate to sales in Canada, the Caribbean and Europe. However, foreign export sales and foreign operations for our most recent full fiscal year ended January 2, 2000 represented only 5% of our revenues and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2000 would not have had a material effect on our consolidated financial position or results of operations.

Overall Market Risk

      With regard to overall market risk, we attempt to mitigate our exposure to such risks by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk-minimized returns available on such investments. We periodically interview asset managers to ascertain the investment objectives of such managers and invest amounts with selected managers in order to avail ourselves of higher but more risk inherent returns from the selected investment strategies of these managers. We seek to identify alternative investment strategies also seeking higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review of past returns and prospects for future returns.

      We maintain investment portfolio holdings of various issuers, types and maturities. As of April 2, 2000, such investments consist of the following (in thousands):

      Cash equivalents included in "Cash and cash equivalents" on the accompanying condensed consolidated balance sheet.......$  121,375
      Short-term investments.........................................   108,227
      Non-current investments........................................    16,179
                                                                     ----------
                                                                     $  245,781
                                                                     ==========

      Such investments are classified in the following general types or categories:



                                                            Investments at
                                                Investments  Fair Value or  Carrying
             Type                                 at Cost      Equity        Value   Percentage
             ----                                 -------      ------        -----   ----------
                                                                (In thousands)

Cash equivalents ...............................$ 121,375   $ 121,375      $ 121,375     49.4%
Company-owned securities accounted for as:
      Trading securities........................   23,593      26,728         26,728     10.9%
      Available-for-sale securities.............   24,631      25,404         25,404     10.3%
Investments in investment limited  partnerships
    and similar investment  entities accounted
    for at:
      Cost......................................   48,380      54,679         48,380     19.7%
      Equity....................................    6,841      12,380         12,380      5.0%
Other non-current investments accounted for at:

      Cost......................................    4,550       4,550          4,550      1.9%
      Equity....................................    6,114       6,964          6,964      2.8%
                                                ---------   ---------      ---------  --------
Total cash equivalents and long investment
   positions....................................$ 235,484   $ 252,080      $ 245,781    100.0%
                                                =========   =========      =========  ========

Securities sold with an obligation for us to
    purchase accounted for as trading
    securities..................................$ (17,197)  $ (20,386)     $ (20,386)      N/A
                                                =========   =========      =========  ========



     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses reported as a component of other comprehensive loss, net of income tax benefit, reported as a component of stockholders' deficit or included as a component of net income, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. We review such investments carried at cost and in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. The cost of such investments as reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees.

Sensitivity Analysis

      For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair market value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at April 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the various rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

      The following tables reflect the estimated effects on the market value of our financial instruments as of April 2, 2000 based upon assumed immediate adverse effects as noted below.

Trading Portfolio:

                                                       Carrying     Equity
                                                         Value    Price Risk
                                                         -----    ----------
                                                          (In thousands)

      Equity securities .................................$22,674   $ (2,268)
      Debt securities....................................  4,054       (405)
      Securities sold but not yet purchased..............(20,386)     2,039


      The debt securities included in the trading portfolio are predominately investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate and, as such, there is no material interest rate risk since a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

      The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at April 2, 2000, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Portfolio:

                                   Carrying   Interest    Equity      Foreign
                                     Value    Rate Risk Price Risk Currency Risk
                                     -----    --------- ---------- -------------
                                                  (In thousands)

      Cash equivalents ............$ 121,375  $    --   $    --      $    --
      Available-for-sale equity
        securities ................   17,328       --     (1,733)         --
      Available-for-sale debt
        securities.................    8,076      (888)      --           --
      Other investments............   72,274      (817)   (3,452)      (1,130)
      Long-term debt...............  909,612    (4,684)      --           --

      The cash equivalents are short-term in nature with a maturity of three months or less when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations.

     The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at April 2, 2000 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at April 2, 2000, both with all other variables held constant. The increase of one percentage point with respect to our available-for-sale debt securities represents an assumed average 11% decline in earnings as the weighted average interest rate of such debt securities at April 2, 2000 approximated 9%. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% decline in earnings as the weighted average interest rate of our variable-rate debt at April 2, 2000 approximated 10% and
(2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at April 2, 2000, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was assumed to be unchanged since January 2, 2000 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and investments which trade in public equity markets.

      Pursuant to a contract entered into in 1999, we have a remaining obligation to repurchase an aggregate of 3,998,416 shares of our Class B common stock of which 1,999,207 shares are required to be purchased on or before each of August 19, 2000 and August 19, 2001. At April 2, 2000 the aggregate $86,186,000 obligation related to these remaining purchases has been recorded as a long-term liability with an equal offsetting increase in stockholders' deficit. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded liability. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' deficit. Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

Part II.    Other Information

      This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively, "Triarc" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors and our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of positive or adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies; the potential impact on franchisees' store level sales and resulting royalty revenues that could arise from interruptions in the distribution of supplies of food and other products to franchisees; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its subsidiaries detailed in our other current and periodic reports filed with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1.  Legal Proceedings

      As reported in the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (the "Form 10-K"), three former court-appointed directors have asserted claims against Nelson Peltz, a director and the Chairman and Chief Executive Officer of Triarc, seeking, among other things, an order reinstating them to the Company's Board of Directors. As reported in the Form 10-K, by order dated February 10, 1999, the Court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him asserted in the actions, and on September 29, 1999, the three former directors filed a notice of appeal from the dismissal of their claims. On March 15, 2000, the Court entered an order dismissing the former directors' appeal for failure to comply with the Court's scheduling order. By order dated April 13, 2000, the Court reinstated the appeal. The appeal is being briefed.

      As reported in the Form 10-K, various class actions have been brought purportedly on behalf of the Company's stockholders in the Court of Chancery of the State of Delaware challenging the Dutch Auction Tender Offer made by the Company on March 12, 1999. Since the filing of the Form 10-K, the plaintiffs have advised the Court that they consider the matter moot and asked that the Court to dismiss their claims voluntarily. Plantiffs' counsel have advised us that they intend to apply to the Court for an award of attorneys' fees in an undisclosed amount.

      As reported in the Form 10-K, on March 23, 1999, Norman Salsitz, allegedly a stockholder of Triarc, filed a complaint in the United States District Court for the Southern District of New York against the Company, Nelson Peltz and Peter May, a director and the President and Chief Operating Officer of Triarc, challenging the Dutch Auction Tender Offer. On April 5, 2000, Salsitz filed an amended complaint. In addition to the matters alleged in the original complaint, the amended complaint seeks an order permitting all shareholders who tendered their shares in the Dutch Auction Tender Offer to rescind the transaction. On May 5, 2000, the defendants filed an answer to the amended complaint. Discovery has commenced in this action, but no trial date has been set.

Item 5.  Other Information

Stock Repurchase Program

       On April 29, 1999, we announced that our management has been authorized, when and if market conditions warrant and to the extent legally permissible, to purchase over the twelve-month period commencing on May 7, 1999, up to $30 million worth of Triarc's Class A Common Stock. Pursuant to the stock repurchase program, which expired on May 7, 2000, we repurchased 295,334 shares, at an average cost of $20.96 per share (including commissions), for an aggregate cost of approximately $6.2 million. We may, upon the authorization of our Board of Directors, continue to repurchase Class A Common Stock, when and if market conditions warrant and to the extent legally permissable.

Recent Acquisition

On May 16, 2000, we acquired certain of the assets of Northern Glacier Ltd. d/b/a Taormina Lighthouse, including the distribution rights for Mistic products in certain counties in New Jersey, for an aggregate purchase price of $2.2 million, subject to post-closing adjustment. The assets that we acquired were contributed to our subsidiary Millrose, L.P.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      4.1 - First Amendment dated as of April 1, 2000 to Credit Agreement dated as of February 25, 1999 among Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc.(f/k/a Cable Car Beverage Corporation), RC/Arby's Corporation and Royal Crown Company, Inc., as the Borrowers, various financial institutions, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Morgan Stanley Senior Funding, Inc., as the Documentation Agent for the Lenders, and The Bank of New York, as the Administrative Agent for the Lenders.

      27.1 - Financial Data Schedule for the three-month period ended April 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

      27.2 - Financial Data Schedule for the three-month period ended April 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

(b)   Reports on Form 8-K

      None

                                  Exhibit Index

Exhibit

    No.                       Description                              Page No.
---------                     -----------                              --------

4.1 - First Amendment dated as of April 1, 2000 to Credit Agreement dated as of February 25, 1999 among Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc.(f/k/a Cable Car Beverage Corporation), RC/Arby's Corporation and Royal Crown Company, Inc., as the Borrowers, various financial institutions, as the Lenders, DLJ
        Capital Funding, Inc., as the Syndication Agent for the Lenders, Morgan Stanley Senior Funding, Inc., as the Documentation Agent for the Lenders, and The Bank of New York, as the Administrative Agent for the Lenders.

27.1 - Financial Data Schedule for the three-month period ended April 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

27.2 - Financial Data Schedule for the three-month period ended April 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

                TRIARC COMPANIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRIARC COMPANIES, INC.
                                           (Registrant)




Date:  May 17, 2000                             By: /S/ JOHN L. BARNES, JR.
                                                ---------------------------
                                                John L. Barnes, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (On behalf of the Company)



                                                By: /S/ FRED H. SCHAEFER
                                                ------------------------------
                                                Fred H. Schaefer
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal accounting officer)