Form 10-Q
period 2000-07-02
TRIARC COMPANIES INC
filed 2000-08-16
CIK 30697

-------------------------------------------------------------------------------




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to_________________

Commission file number: 1-2207
                        ------

                             TRIARC COMPANIES, INC.
               ------------------------------------------------------
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

                                 (212) 451-3000
                        -----------------------------
              (Registrant's telephone number, including area code)


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

                                                             Yes (X)     No (  )

             There were 20,010,743 shares of the registrant's Class A Common Stock and 1,999,207 shares of the registrant's Class B Common Stock outstanding as of August 11, 2000.

--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           January 2,            July 2,
                                                                                            2000 (A)              2000
                                                                                            --------              ----
                                                                                                   (In thousands)
                                                                                                     (Unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents.............................................................$    161,883         $    153,294
    Short-term investments................................................................     151,634               94,552
    Receivables...........................................................................      79,284              123,205
    Inventories...........................................................................      61,736               85,011
    Deferred income tax benefit ..........................................................      18,773               21,786
    Prepaid expenses and other current assets ............................................       4,333                5,864
                                                                                          ------------         ------------
      Total current assets................................................................     477,643              483,712
Investments...............................................................................      14,155               14,256
Properties................................................................................      36,398               69,341
Unamortized costs in excess of net assets of acquired companies...........................     261,666              256,067
Trademarks................................................................................     251,117              245,817
Other intangible assets...................................................................      31,630               33,327
Deferred costs and other assets...........................................................      51,123               47,942
                                                                                          ------------         ------------
                                                                                          $  1,123,732         $  1,150,462
                                                                                          ============         ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of long-term debt.....................................................$     42,194         $     42,551
    Accounts payable......................................................................      58,469               75,942
    Accrued expenses......................................................................     138,988              128,406
                                                                                           -----------         ------------
      Total current liabilities...........................................................     239,651              246,899
Long-term debt............................................................................     850,859              855,912
Deferred income taxes.....................................................................      91,311               98,740
Deferred income and other liabilities.....................................................      22,451               23,592
Forward purchase obligation for common stock..............................................      86,186               86,186
Stockholders' deficit:
    Common stock..........................................................................       3,555                3,555
    Additional paid-in capital............................................................     204,231              204,336
    Accumulated deficit...................................................................     (90,680)             (83,370)
    Treasury stock........................................................................    (202,625)            (198,735)
    Common stock to be acquired...........................................................     (86,186)             (86,186)
    Accumulated other comprehensive income (deficit)......................................       5,040                 (467)
    Unearned compensation.................................................................         (61)                 --
                                                                                          ------------         ------------
      Total stockholders' deficit ........................................................    (166,726)            (160,867)
                                                                                          ------------         ------------
                                                                                          $  1,123,732         $  1,150,462
                                                                                          ============         ============



(A)   Derived from the audited consolidated financial statements as of January 2, 2000


      See  accompanying notes  to condensed   consolidated financial statements.





                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended           Six months ended
                                                             ---------------------------    ------------------------
                                                                July 4,         July 2,       July 4        July 2,
                                                                 1999            2000          1999          2000
                                                                 ----            ----          ----          ----
                                                                      (In thousands except per share amounts)
                                                                                    (Unaudited)

Revenues:
    Net sales...................................................$  230,379   $  244,522     $   390,267    $  414,867
    Royalties, franchise fees and other revenues................    20,447       21,647          38,750        41,320
                                                                ----------   ----------     -----------    ----------
                                                                   250,826      266,169         429,017       456,187
                                                                ----------   ----------     -----------    ----------
Costs and expenses:
    Cost of sales, excluding depreciation and amortization
      related to sales of $501,000, $553,000, $951,000 and
      $1,052,000................................................   120,753      128,294         202,893       217,567
    Advertising, selling and distribution.......................    66,290       68,246         114,046       114,618
    General and administrative..................................    28,157       32,015          55,356        64,447
    Depreciation and amortization, excluding amortization
      of deferred financing costs...............................     8,773        9,332          17,197        18,465
    Capital structure reorganization related charges............     1,217          315           4,867           649
                                                                ----------   ----------     -----------    ----------
                                                                   225,190      238,202         394,359       415,746
                                                                ----------   ----------     -----------    ----------
      Operating profit .........................................    25,636       27,967          34,658        40,441
Interest expense................................................   (22,193)     (23,495)        (41,328)      (46,618)
Investment income, net..........................................     7,023        5,312          12,307        21,488
Other income, net...............................................     1,743          418           2,401           934
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations before income
         taxes..................................................    12,209       10,202           8,038        16,245
Provision for income taxes......................................    (7,004)      (5,612)         (4,582)       (8,935)
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations.........................     5,205        4,590           3,456         7,310
Loss from discontinued operations...............................      (985)         --             (484)          --
                                                                ----------   ----------     -----------    ----------
      Income before extraordinary charges.......................     4,220        4,590           2,972         7,310
Extraordinary charges...........................................       --           --          (12,097)          --
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$    4,220   $    4,590     $    (9,125)   $    7,310
                                                                ==========   ==========     ===========    ==========

Basic income (loss) per share:

      Income from continuing operations.........................$      .20   $      .19     $       .12    $      .31
      Loss from discontinued operations.........................      (.04)         --             (.02)          --
      Extraordinary charges.....................................       --           --             (.43)          --
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$      .16   $      .19     $      (.33)   $      .31
                                                                ==========   ==========     ===========    ==========

Diluted income (loss) per share:

      Income from continuing operations.........................$      .19   $      .18     $       .12    $      .29
      Loss from discontinued operations.........................      (.04)         --             (.02)          --
      Extraordinary charges.....................................        --          --             (.43)          --
                                                                ----------   ----------     -----------    ----------
      Net income (loss).........................................$      .15   $      .18     $      (.33)   $      .29
                                                                ==========   ==========     ===========    ==========





   See  accompanying  notes  to  condensed  consolidated financial statements.



                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six months ended
                                                                                             ------------------------------
                                                                                                 July 4,          July 2,
                                                                                                 1999              2000
                                                                                                 ----              ----
                                                                                                    (In thousands)
                                                                                                      (Unaudited)

Cash flows from operating activities:
    Net income (loss)........................................................................$     (9,125)      $   7,310
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ...............................................      11,998          13,167
         Depreciation and amortization of properties.........................................       5,199           5,298
         Amortization of original issue discount and deferred financing costs ...............       5,820           5,710
         Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs...................................................................      11,446             --
         Capital structure reorganization related charges....................................       4,867             649
         Net recognized (gains) losses from trading securities...............................      (9,192)          4,036
         Proceeds from sales of trading securities, net of purchases.........................       6,504          12,299
         Net recognized (gains) losses from transactions in other than trading securities,
           including equity in investment limited partnerships, and short positions..........       5,795         (20,004)
         Deferred income tax provision.......................................................         439           7,429
         Loss from discontinued operations...................................................         484             --
         Other, net..........................................................................         471           3,381
         Changes in operating assets and liabilities:
           Increase in receivables...........................................................     (49,739)        (44,659)
           Increase in inventories...........................................................     (22,318)        (23,085)
           Increase in prepaid expenses and other current assets.............................      (3,900)         (1,448)
           Increase in accounts payable and accrued expenses  ...............................      39,313          18,906
                                                                                             ------------       ---------
                Net cash used in operating activities........................................      (1,938)        (11,011)
                                                                                             ------------       ---------
Cash flows from investing activities:
    Net proceeds from sales (cost of purchases) of available-for-sale securities and other
      investments............................................................................     (15,481)         46,826
    Net payments to cover short positions in securities......................................     (10,761)         (8,377)
    Capital expenditures.....................................................................      (6,338)        (20,161)
    Business acquisitions....................................................................     (17,376)         (3,868)
    Other....................................................................................         428           1,071
                                                                                             ------------       ---------
                Net cash provided by (used in) investing activities..........................     (49,528)         15,491
                                                                                             ------------       ---------
Cash flows from financing activities:
    Repayments of long-term debt.............................................................    (563,143)        (44,257)
    Proceeds from long-term debt.............................................................     775,000          28,000
    Proceeds from stock option exercises ....................................................       4,137           3,234
    Repurchases of common stock for treasury.................................................     (75,958)            --
    Deferred financing costs.................................................................     (29,600)            --
                                                                                             ------------       ---------
                 Net cash provided by (used in) financing activities.........................     110,436         (13,023)
                                                                                             ------------       ---------
Net cash provided by (used in) continuing operations.........................................      58,970          (8,543)
Net cash used in discontinued operations.....................................................      (2,060)            (46)
                                                                                             ------------       ---------
Net increase (decrease) in cash and cash equivalents.........................................      56,910          (8,589)
Cash and cash equivalents at beginning of period.............................................     161,248         161,883
                                                                                             ------------       ---------
Cash and cash equivalents at end of period...................................................$    218,158       $ 153,294
                                                                                             ============       =========


    See  accompanying  notes  to  condensed   consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 2, 2000
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and July 2, 2000, its results of operations for the three-month and six-month periods ended July 4, 1999 and July 2, 2000 and its cash flows for the six-month periods ended July 4, 1999 and July 2, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. See Part II - "Other Information."

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1999 commenced on January 4, 1999 and ended on July 4, 1999, with its second quarter commencing on April 5, 1999 and the Company's first half of 2000 commenced on January 3, 2000 and ended on July 2, 2000, with its second quarter commencing on April 3, 2000. For purposes of these condensed consolidated financial statements, the periods (1) from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999 are referred to below as the six-month and three-month periods ended July 4, 1999, respectively, and (2) from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000 are referred to below as the six-month and three- month periods ended July 2, 2000, respectively.

(2)  Inventories

     The following is a summary of the components of inventories (in thousands):

                                                 January 2,          July 2,
                                                   2000               2000
                                                   ----               ----
     Raw materials.............................$   20,952         $   27,647
     Work in process...........................       397                426
     Finished goods............................    40,387             56,938
                                               ----------         ----------
                                               $   61,736         $   85,011
                                               ==========         ==========

(3)  Capital Structure Reorganization Related Charges

     The capital structure reorganization related charges of $1,217,000 and $4,867,000 recognized during the three-month and six-month periods ended July 4, 1999, respectively, and $315,000 and $649,000 recognized during the three-month and six-month periods ended July 2, 2000, respectively, resulted from equitable adjustments made in 1999 to the terms of then outstanding options under the stock option plan (the "Snapple Beverage Plan") of Snapple Beverage Group, Inc. ("Snapple Beverage Group"), formerly Triarc Beverage Holdings Corp., a subsidiary of the Company, to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets, from Snapple Beverage Group to Triarc partially offset by the effect of the contribution of Stewart's Beverages, Inc., a subsidiary of the Company, to Snapple Beverage Group effective May 17, 1999.

     The Snapple Beverage Plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. As a result of these net distributions and the terms of the Snapple Beverage Plan, the exercise prices of the Snapple Beverage Group options granted in 1997 and 1998 were equitably adjusted in 1999 from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment of $51.34 and $39.40 per share, respectively, is due from the Company to the option holder following the exercise of the stock options and either (1) the sale by the option holder to the Company of shares of Snapple Beverage Group common stock received upon the exercise of the stock options or (2) the consummation of an initial public offering of Snapple Beverage Group common stock (see Note 10). The Company has accounted for the equitable adjustment in accordance with the intrinsic value method. Compensation expense is being recognized for the cash to be paid in connection with the exercise of the stock options ratably over the vesting period of the stock options. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under the intrinsic value method.

(4)  Income Taxes

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the fiscal year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith, the Company's net operating loss carrforwards increased by $7,453,000 and the Company was entitled to a refund of $2,753,000. The Company received $1,549,000 in July 2000 and offset the remaining $1,204,000 against amounts otherwise due the IRS from audits of years ending prior to April 30, 1993. During 1999 the Company had settled the final income tax liabilities resulting from the IRS examination of the Company's income tax returns for the tax years from 1989 through 1992. However, the IRS has not yet finalized the computation of the remaining interest due from the Company as a result of the audits of those years. Management of the Company believes that adequate interest accruals have been provided in prior periods for any further interest liabilities that may result from the finalization of such computation.

(5)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):



                                                                           Three months ended        Six months ended
                                                                     ----------------------------  -----------------------
                                                                       July 4,        July 2,       July 4,       July 2,
                                                                         1999          2000          1999          2000
                                                                         ----          ----          ----          ----

     Net income (loss) ..............................................$   4,220      $    4,590    $   (9,125)  $    7,310
     Unrealized appreciation (depreciation) of available-for-sale
         securities..................................................    3,694            (486)        7,522          327
     Reclassification adjustments for prior period
        appreciation of securities sold during the year...............  (1,529)           (220)         (482)      (5,687)
     Equity in the decrease in unrealized gain on retained
        interest which is accounted for similarly to an
        available-for-sale security...................................     (13)            (26)          (13)         (38)
     Net change in currency translation adjustment....................     (49)            (99)         (127)        (109)
                                                                      --------      ----------    ----------   ----------
           Comprehensive income (loss)...............................$    6,323     $    3,759    $   (2,225)  $    1,803
                                                                     ==========     ==========    ==========   ==========



(6)  Income (Loss) Per Share

     Basic income (loss) per share for the three and six-month periods ended July 4, 1999 and July 2, 2000 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 26,434,000, 27,875,000, 23,954,000 and 23,880,000, respectively. For the three and six-month periods ended July 4, 1999 and July 2, 2000, diluted income (loss) per share has been computed by dividing the income or loss by an aggregate 27,339,000, 28,328,000, 25,132,000 and 25,116,000 shares, respectively. The shares used for diluted income (loss) per share for the three and six-month periods ended July 4, 1999 and July 2, 2000 consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the 905,000, 453,000, 1,002,000 and 873,000 share effect for the three and six-month periods ended July 4, 1999 and July 2, 2000, respectively, of dilutive stock options computed using the treasury stock method and (2) the 176,000 and 363,000 share effect for the three and six-month periods ended July 2, 2000, respectively, of a dilutive forward purchase obligation for common stock under which the Company repurchased 1,999,207 shares of its Class B common stock (the "Class B Shares") for $42,343,000 on August 10, 2000 and must repurchase an additional 1,999,207 Class B Shares for $43,843,000 on or before August 19, 2001. The shares for diluted income (loss) per share exclude any effect of the assumed conversion of the Company's zero coupon convertible subordinated debentures due 2018 since the effect thereof would have been antidilutive. Basic and diluted loss per share are the same for the six-month period ended July 4, 1999 since the dilutive securities had an effect of less than $.01 per share.

(7)   Transactions with Related Parties

      On January 19, 2000 the Company acquired 280 Holdings, LLC ("280 Holdings") for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a third-party commercial lender payable over seven years. 280 Holdings was a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company, that at the time of such sale was the owner and lessor to the Company of an airplane that had previously been leased from TASCO. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. Prior thereto the Company leased the airplane and a helicopter from TASCO or subsidiaries of TASCO under a dry lease for annual rent of $3,360,000 as of January 1, 1999. Pursuant to this dry lease, the Company paid the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. In connection with such lease and the amortization over a five-year period of a $2,500,000 payment made in 1997 to TASCO for (1) an option to continue the lease for five years effective September 30, 1997 and (2) the agreement by TASCO to replace the helicopter covered under the lease (the "Option"), the Company had rent expense of $1,898,000 for the six-month period ended July 4, 1999. Effective October 1, 1999 the annual rent was increased to $3,447,000, in connection with annual cost of living adjustments under the lease, of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 and owns the airplane through its ownership of 280 Holdings from whom Triarc continues to lease the airplane and to whom it pays annual intercompany rent of $3,078,000. In connection with the lease of the airplane through January 19, 2000, the lease of the helicopter and amortization of the Option, the Company had rent expense for the six-month period ended July 2, 2000 of $387,000 to TASCO and its subsidiaries. In addition, on January 19, 2000 TASCO paid the Company $1,200,000 representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane owned by 280 Holdings.

(8)  Legal and Environmental Matters

     The Company is involved in stockholder litigation, other litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating $2,284,000 as of July 2, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(9)   Business Segments

      The following is a summary of the Company's segment information (in thousands):




                                                                    Three months ended              Six months ended
                                                              ------------------------------    --------------------------
                                                                July 4,              July 2,      July 4,         July 2,
                                                                 1999                 2000         1999            2000
                                                                 ----                 ----         ----            ----
      Revenues:
          Premium beverages...................................$   196,370        $   208,780   $   325,532      $  349,411
          Soft drink concentrates.............................     34,344             36,104        65,284          66,098
          Restaurant franchising..............................     20,112             21,285        38,201          40,678
                                                              -----------        -----------   -----------      ----------
              Consolidated revenues...........................$   250,826        $   266,169   $   429,017      $  456,187
                                                              ===========        ===========   ===========      ==========

      Earnings before interest, taxes, depreciation and
        amortization:
          Premium beverages (a)...............................$    22,724        $    25,792   $    31,630      $   39,643
          Soft drink concentrates.............................      5,293              5,777        10,508          11,178
          Restaurant franchising..............................     12,012             12,537        21,674          22,747
          General corporate (a)...............................     (5,620)            (6,807)      (11,957)        (14,662)
                                                              -----------        -----------   -----------      ----------
              Consolidated earnings before interest, taxes,
                  depreciation and amortization...............     34,409             37,299        51,855          58,906
                                                              -----------        -----------   -----------      ----------

      Less depreciation and amortization:
          Premium beverages...................................      5,662              6,459        11,047          12,743
          Soft drink concentrates.............................      1,791              1,508         3,709           3,008
          Restaurant franchising..............................        533                541         1,082           1,080
          General corporate...................................        787                824         1,359           1,634
                                                              -----------        -----------   -----------      ----------
              Consolidated depreciation and amortization......      8,773              9,332        17,197          18,465
                                                              -----------        -----------   -----------      ----------

      Operating profit:
          Premium beverages (a)...............................     17,062             19,333        20,583          26,900
          Soft drink concentrates.............................      3,502              4,269         6,799           8,170
          Restaurant franchising..............................     11,479             11,996        20,592          21,667
          General corporate (a)...............................     (6,407)            (7,631)      (13,316)        (16,296)
                                                              -----------        -----------   -----------      ----------
              Consolidated operating profit...................     25,636             27,967        34,658          40,441
      Interest expense........................................    (22,193)           (23,495)      (41,328)        (46,618)
      Investment income, net..................................      7,023              5,312        12,307          21,488
      Other income, net.......................................      1,743                418         2,401             934
                                                              -----------        -----------   -----------      ----------
              Consolidated income from continuing
                 operations before income taxes...............$    12,209        $    10,202   $     8,038      $   16,245
                                                              ===========        ===========   ===========      ==========

------------


(a) Reflects the capital  structure  reorganization  related charge discussed in
Note 3 as follows (in thousands):

                                  Three months ended      Six months ended
                                 --------------------    -------------------
                                  July 4,    July 2,     July 4,    July 2,
                                   1999       2000        1999       2000
                                   ----       ----        ----       ----

Charged to:
      Premium beverages...........$   750    $  204      $ 3,000    $   408
      General corporate...........    467       111        1,867        241
                                  -------    ------      -------    -------
                                  $ 1,217    $  315      $ 4,867    $   649
                                  =======    ======      =======    =======

(10)  Snapple Beverage Group Initial Public Offering

      Snapple Beverage Group, as restructured (see below), currently intends to issue an estimated $100,000,000 of its common stock in an initial public offering (the "Offering"). These shares will be registered pursuant to a registration statement on Form S-1 that has been filed with the SEC but which has not yet been declared effective.

      Assuming the successful completion of the Offering, Triarc Consumer Products Group, LLC ("Triarc Consumer Products Group"), a subsidiary of the Company and the parent of Snapple Beverage Group, will be restructured (the "Restructuring"). In accordance with the restructuring transactions, Snapple Beverage Group will be transferred to RC/Arby's Corporation ("RC/Arby's"), currently a subsidiary of Triarc Consumer Products Group, RC/Arby's (parent company) and the restaurant franchising business will then be effectively distributed from Triarc Consumer Products Group to Triarc and, as a result of a series of transactions, Triarc Consumer Products Group will then effectively merge into Snapple Beverage Group.

      Also assuming the successful completion of the Offering, Snapple Beverage Group will receive an estimated $178,000,000 capital contribution from
RC/Arby's, representing the net proceeds of a financing of its restaurant business. Snapple Beverage Group is also expected to enter into a new credit facility consisting of up to $195,000,000 of term loans and a $50,000,000 revolving credit facility. No borrowings under the new revolving credit facility are expected to occur at the time of the completion of the Offering. The net proceeds of the Offering and the term loan borrowings under the new credit facility, together with all of the cash and cash equivalents of RC/Arby's and the restaurant business and all but $2,000,000 of the cash and cash equivalents of Snapple Beverage Group, as restructured, are expected to be used to (1) repay prior to maturity all outstanding borrowings under the Company's existing credit facility and accrued interest thereon and (2) pay (a) prepayment penalties resulting from the prepayment of certain of the outstanding term loans and (b) fees and expenses relating to the Offering and the consummation of the new credit facility. The early extinguishment of the borrowings under the existing credit facility will result in an extraordinary charge at the time the borrowings under the existing credit facility are repaid prior to maturity for the write-off of previously unamortized deferred financing costs and the payment of the aforementioned prepayment penalties, less income tax benefit, which, as of July 2, 2000, would have amounted to $11,567,000.

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

      Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act. Such forward- looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information."

    Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 1999 commenced on January 4, 1999 and ended on July 4, 1999, with our second quarter commencing on April 5, 1999 and our first half of fiscal 2000 commenced on January 3, 2000 and ended on July 2, 2000, with our second quarter commencing on April 3, 2000. When we refer to the "six months ended July 4, 1999," or the "1999 first half," and the "three months ended July 4, 1999," or the "1999 second quarter," we mean the periods from January 4, 1999 to July 4, 1999 and April 5, 1999 to July 4, 1999; and when we refer to the "six months ended July 2, 2000," or the "2000 first half," and the "three months ended July 2, 2000," or the "2000 second quarter," we mean the periods from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000.

Results of Operations

Six Months Ended July 2, 2000 Compared with Six Months Ended July 4, 1999

Revenues

      Our revenues increased $27.2 million, or 6.3% to $456.2 million for the six months ended July 2, 2000 from $429.0 million for the six months ended July 4, 1999. A discussion of the changes in revenues by segment is as follows:

      Premium Beverages -- Premium beverage revenues increased $23.9 million, or 7.3%, to $349.4 million for the six months ended July 2, 2000 from $325.5 million for the six months ended July 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the first half of 2000. The increase in volume principally reflects (1) higher sales in the 2000 first half of Snapple Elements(TM), a new product platform of herbally enhanced drinks introduced in April 1999, (2) 2000 sales of Mistic Zotics(TM) and Stewart's "S"(TM) line of diet premium beverages introduced in April 2000 and March 2000, respectively, (3) higher sales of diet teas and other diet beverages and juice drinks, (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and (5) increased cases sold to retailers through Snapple Distributors of Long Island, Inc. and Millrose Distributors, Inc. principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on January 2, 2000 and February 25, 1999, respectively. The effect with respect to Millrose was for the full first half in 2000 compared with only the period from February 26 to July 4 in the 1999 first half. Those increases were partially offset by lower sales of WhipperSnapple(TM) in the 2000 first half. The higher average selling prices principally reflect (1) the effect of the Long Island Snapple and Millrose acquisitions whereby we sell product at higher prices directly to retailers subsequent to these acquisitions compared with sales at lower prices to distributors such as Long Island Snapple and Millrose and, to a much lesser extent (2) the full period effect in the 2000 first half of selective price increases in April 1999.

      Soft Drink Concentrates -- Soft drink concentrate revenues increased $0.8 million, or 1.2%, to $66.1 million for the six months ended July 2, 2000 from $65.3 million for the six months ended July 4, 1999. The increase reflects the $2.8 million effect of higher average selling prices, partially offset by the $2.0 million effect of lower volume in the first half of 2000. The higher average selling prices principally reflect (1) price increases in most domestic concentrates effective November 1999 and
      (2) a shift of our private label sales to sales of higher priced flavor concentrates from sales of lower priced cola concentrates. The decrease in volume principally reflects lower Royal Crown sales of concentrates reflecting a decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers. Those pressures began to lessen commencing in late 1999 and have continued that trend into the third quarter of 2000.

      Restaurant Franchising -- Restaurant franchising revenues increased $2.5 million, or 6.5%, to $40.7 million for the six months ended July 2, 2000 from $38.2 million for the six months ended July 4, 1999. This increase principally reflects higher royalty revenues and slightly higher franchise fee revenues. The increase in royalty revenues resulted from an average net increase of 89, or 2.8%, franchised restaurants and a 1.9% increase in same-store sales of franchised restaurants.

Gross Profit

      We calculate gross profit as total revenues less (1) costs of sales, excluding depreciation and amortization and (2) that portion of depreciation and amortization related to sales. Our gross profit increased $12.4 million, or 5.5%, to $237.6 million for the six months ended July 2, 2000 from $225.2 million for the six months ended July 4, 1999. This increase was principally due to the effect of the higher sales volumes discussed above. Our aggregate gross margins, which we compute as gross profit divided by total revenues, were unchanged at 52%. A discussion of the changes in gross margins by segment is as follows:

      Premium Beverages -- Gross margins were unchanged at 42% in both the six months ended July 2, 2000 and the six months ended July 4, 1999. The positive effect on gross margins from (1) the effect of the higher selling prices resulting from the Millrose acquisition for the full 2000 first half compared with only a portion of the 1999 first half and the Long Island Snapple acquisition and (2) the selective price increases, both as referred to above, were fully offset by the negative effects of (1) a shift in product mix to lower-margin products in the 2000 first half, (2) increased freight and handling costs in the 2000 first half principally as a result of beginning the use of warehousing for our finished products during the second half of 1999, (3) $1.1 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 first half and that were not timely used and (4) increased production costs in the 2000 first half resulting from higher fees charged to us by our co-packers.

      Soft Drink Concentrates -- Gross margins increased 1% to 77% for the six months ended July 2, 2000 from 76% for the six months ended July 4, 1999. This increase was due to the conversion, commencing in December 1999, from our use of the raw material aspartame to the less costly Ace-K/sucralose blend in our diet products.

      Restaurant Franchising -- Gross margins for each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

      Our advertising, selling and distribution expenses increased $0.5 million, or 0.5%, to $114.6 million for the six months ended July 2, 2000 from $114.1 million for the six months ended July 4, 1999. The increase in advertising, selling and distribution expenses is principally due to (1) a large scale coupon promotional program introduced by our soft drink concentrate segment in March 2000, (2) higher employee compensation and related benefit costs reflecting an increase in the number of sales and distribution employees of our premium beverage segment and (3) higher costs resulting from our acquisition of certain assets, principally distribution rights, of California Beverage Company in March 2000, a distributor of our premium beverage products in the city and county of San Francisco, California. These increases were substantially offset by (1) continued lower bottler promotional reimbursements of our soft drink concentrate segment resulting from the decline in branded concentrate sales volume, (2) an overall decrease in promotional spending by our premium beverage segment
principally  reflecting  a  decrease  in   discounts  offered  to  distributors
participating in the segment's cold drink equipment purchasing program and a shift to shorter, less costly radio advertising as well as a shift from more expensive network to less costly cable television advertising and (3) a decrease in the provision for doubtful accounts of our restaurant franchising segment.

General and Administrative Expenses

      Our general and administrative expenses increased $9.0 million, or 16.4%, to $64.4 million for the six months ended July 2, 2000 from $55.4 million for the six months ended July 4, 1999. The increase in general and administrative expenses reflects (1) higher expenses of $5.2 million from $0.5 million in the 1999 first half to $5.7 million in the first half related to the new executive salary arrangements and an executive bonus plan effective May 3, 1999, (2) other increases in compensation and related benefit costs, (3) increased expenses as a result of the full effect in the 2000 first half of the Millrose acquisition and the effect of the Long Island Snapple acquisition and (4) provisions in the 2000 first half for costs to support a change in distributors for a majority of franchisees in our restaurant franchising segment for food and other products. The new executive bonus plan was approved by our stockholders in September 1999 and, accordingly, bonuses relating to May and June 1999 were recognized in the 1999 third quarter. These increases were partially offset by (1) a decrease in travel expenses of the soft drink concentrate segment and (2) the favorable settlement of insurance claims by the purchaser of a former insurance subsidiary that we sold in 1998 resulting in the collection in the 2000 second quarter of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale. The note had not been previously recognized due to uncertainty surrounding its collection which was dependent on the favorable settlement of insurance claims. The gain from realization of the note was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period insurance reserves.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

      Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.3 million to $18.5 million, or 7.4%, for the six months ended July 2, 2000 from $17.2 million for the six months ended July 4, 1999. The increase in depreciation and amortization principally reflects an increase in amortization of costs in excess of net assets acquired, which we refer to as goodwill, trademarks and other intangibles, as a result of the full effect in the 2000 first half of the Millrose acquisition, the effect of the Long Island Snapple acquisition and, to a much lesser extent, the California Beverage acquisition. Such increase was partially offset by the effect of nonrecurring 1999 depreciation on $3.7 million of soft drink vending machines purchased by the soft drink concentrate segment in January 1998 becoming fully depreciated over periods throughout 1999.

Capital Structure Reorganization Related Charges

      The capital structure reorganization related charges of $0.6 million and $4.9 million for the six months ended July 2, 2000 and July 4, 1999, respectively, reflect equitable adjustments that were made to the terms of outstanding options under the stock option plan of Snapple Beverage Group, Inc., a 99.9% owned subsidiary of ours and the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc.

      The Snapple Beverage Group stock option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of then outstanding options under the Snapple Beverage Group plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999.

      The exercise prices of the Snapple Beverage Group options granted in 1997 were equitably adjusted in 1999 from $147.30 to $107.05 per share and the exercise prices of the options granted in 1998 were equitably adjusted in 1999 from $191.00 to $138.83 per share. A cash payment of $51.34 per share for the options granted in 1997 and $39.40 per share for the options granted in 1998 is due from us to the option holder following the exercise of the stock options and either (1) the sale by the option holder to us of shares of Snapple Beverage Group common stock received upon the exercise of the stock options or
(2) the consummation of an initial public offering of Snapple Beverage Group common stock (see below under "Snapple Beverage Group Initial Public Offering").

      We have accounted for the equitable adjustment in accordance with the intrinsic value method. Beginning with the first quarter of 1999 we are recognizing compensation expense for the aggregate maximum $6.6 million of cash to be paid in connection with the exercise of the stock options, net of credits for forfeitures of non-vested stock options of terminated employees, assuming all remaining Snapple Beverage Group stock options either have vested or will become vested, ratably over the vesting period.

      The initial charge relating to these equitable adjustments was recorded in the 1999 first quarter and, therefore, the charge of $4.9 million recognized for the six months ended July 4, 1999 includes the portion of the aggregate cash to be paid to the extent of the vesting of the options through July 4, 1999. The $0.6 million charge recognized for the six months ended July 2, 2000 represents the portion of the cash to be paid in connection with the exercise of the stock options to the extent of the vesting of the options during that period, net of credits for forfeitures of non-vested stock options of terminated employees.

      We expect to recognize additional pre-tax charges relating to this equitable adjustment of $0.3 million during the second half of 2000 and $0.3 million in 2001 as the affected stock options continue to vest. No compensation expense has been or will be recognized for the changes in the exercise prices of the outstanding options because those modifications to the options did not create a new measurement date under the intrinsic value method.

Interest Expense

      Interest expense increased $5.3 million, or 12.8%, to $46.6 million for the six months ended July 2, 2000 from $41.3 million for the six months ended July 4, 1999. This increase reflects higher average interest rates in the 2000 period and, to a lesser extent, higher average levels of debt during the 2000 first half due to the full six month effect of increases from (1) a February 25, 1999 debt refinancing and (2) the interest in the 2000 first half on the $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings, LLC, a subsidiary of Triangle Aircraft Services Corporation, a company owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer. The February 25, 1999 refinancing consisted of (1) the issuance of $300.0 million of 10 1/4% senior subordinated notes due 2009 and (2) $475.0 million borrowed under a senior bank credit facility and the repayment of
(1) $284.3 million under a former credit facility of Snapple  Beverage Group and
(2) $275.0 million of 9 3/4% senior secured notes due 2000 of RC/Arby's Corporation.

Investment Income, Net

    Investment income, net increased $9.2 million, or 74.6%, to $21.5 million for the six months ended July 2, 2000 from $12.3 million for the six months ended July 4, 1999. This increase principally reflects $13.2 million of higher recognized net gains from realized or unrealized, as applicable, gains or losses on our investments, which gains may not recur in future periods, partially offset by (1) a $2.9 million decrease in interest income on cash equivalents and short term investments and (2) a $1.6 million provision recognized in the 2000 first quarter for unrealized losses on a short-term investment deemed to be other than temporary due to declines in the underlying economics of such equity security, which provision also may not recur in future periods. The decreased interest income is due to lower average amounts of cash equivalents in the 2000 first half compared with the 1999 first half.

Other Income, Net

      Other income, net decreased $1.5 million, or 61.1%, to $0.9 million for the six months ended July 2, 2000 from $2.4 million for the six months ended July 4, 1999. This decrease was principally due to (1) a reduction of $1.8 million in the 2000 first half in our equity in the income or loss of investees other than investment limited partnerships and similar investment entities from income of $0.4 million in the 1999 first half to a loss of $1.4 million in the 2000 first half, (2) a $0.3 million decrease in our gains on lease terminations recognized by the restaurant franchising segment in the 2000 first half which result from the settlement of lease obligations related to the restaurants that were sold in 1997 which were not assumed by the purchaser and (3) a non-recurring $0.3 million gain on the sale of warrants received in connection with the 1997 sale of all of our previously owned restaurants in the 1999 second quarter. The reduction in the equity in the income or loss of investees was principally due to $1.6 million of equity in the write-down of certain assets of an investee in the 2000 second quarter. Such decreases were partially offset by the collection in the 2000 second quarter of $0.9 million of a receivable from a former affiliate which was written off in years prior to 1999 due to such company filing for bankruptcy protection.

Income Taxes

      The provision for income taxes represented effective rates of 55% for the six months ended July 2, 2000 and 57% for the six months ended July 4, 1999. The effective tax rate is lower in the 2000 first half principally due to the impact of the amortization of non-deductible goodwill, the effect of which is lower in the 2000 first half due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the 1999 first half.

Discontinued Operations

      Loss from discontinued operations of $0.5 million in the 1999 first half represents our after-tax equity in the loss from discontinued operations of National Propane Partners, L.P. We consummated the sale of 41.7% of our remaining 42.7% interest in National Propane Partners in July 1999.

Extraordinary Charges

      The extraordinary charges of $12.1 million in the 1999 first half resulted from the early extinguishment of borrowings under the former credit facility of Snapple Beverage Group and the RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on the RC/Arby's 9 3/4% notes, less income tax benefit of $7.0 million.

Three Months Ended July 2, 2000 Compared with Three Months Ended July 4, 1999

Revenues

    Our revenues increased $15.4 million, or 6.1%, to $266.2 million in the three months ended July 2, 2000 from $250.8 million in the three months ended July 4, 1999. A discussion of the changes in revenues by segment is as follows:

    Premium Beverages -- Premium beverage revenues increased $12.4 million, or 6.3%, to $208.8 million for the three months ended July 2, 2000 from $196.4 million for the three months ended July 4, 1999. The increase, which relates entirely to sales of finished product, reflects higher volume and, to a lesser extent, higher average selling prices in the second quarter of 2000. The increase in volume principally reflects (1) higher sales of Snapple Elements which was introduced in April 1999, (2) 2000 sales of Mistic Zotics and Stewart's "S" line of diet premium beverages introduced in April and March 2000, respectively, (3) higher sales of diet teas and other diet beverages and juice drinks and (4) increased cases sold to retailers through Long Island Snapple principally reflecting an increased focus on our products as a result of our ownership of this distributor since January 2, 2000. Those increases were partially offset by lower sales of WhipperSnapple in the 2000 second quarter. The higher average selling prices reflect the effect of the higher selling prices in connection with the Long Island Snapple acquisition whereby we now sell directly to retailers rather than to Long Island Snapple as a distributor.

    Soft Drink Concentrates -- Soft drink concentrate revenues increased $1.8 million, or 5.1%, to $36.1 million for the three months ended July 4, 2000 from $34.3 million for the three months ended July 4, 1999. This increase reflects the $1.9 million effect of higher average selling prices, partially offset by the $0.1 million effect of lower volume in the second quarter of 2000. The higher average selling prices reflect (1) price increases in most domestic concentrates effective November 1999 and (2) a shift of our private label sales to sales of higher priced flavor concentrates from sales of lower priced cola concentrates. The decrease in volume principally reflects a decrease in Royal Crown sales of concentrates reflecting a decline in branded sales, primarily due to lower domestic volume as previously discussed in the comparison of the six-month periods, partially offset by an increase in private label sales.

    Restaurant Franchising -- Restaurant franchising revenues increased $1.2 million, or 5.8%, to $21.3 million for the three months ended July 2, 2000 from $20.1 million for the three months ended July 4, 1999 entirely due to an increase in royalty revenue resulting from an average net increase of 88, or 2.8%, franchised restaurants and a 0.4% increase in same-store sales of franchised restaurants.

Gross Profit

    Our gross profit increased $7.7 million, or 6.0%, to $137.3 million for the three months ended July 2, 2000 from $129.6 million for the three months ended July 4, 1999 due to the effect of higher sales volumes discussed above. Our aggregate gross margins were unchanged at 52%. A discussion of the changes in gross margins by segment is as follows:

    Premium Beverages -- Gross margins remained unchanged at 42% in both the 2000 second quarter and the 1999 second quarter. The positive effect on gross margins from the effect of the higher selling prices resulting from the Long Island Snapple acquisition, as referred to above, was fully offset by the negative effects of (1) a shift in product mix to lower- margin products in the 2000 second quarter, (2) increased freight and handling costs in the 2000 second quarter, (3) $0.4 million of increased provisions for obsolete inventory resulting from higher levels of raw materials and finished goods inventories that passed their shelf lives during the 2000 second quarter and (4) increased production costs in the 2000 second quarter resulting from higher fees charged to us by our co-packers.

    Soft Drink Concentrates -- Gross margins increased 1% to 78% during the 2000 second quarter from 77% during the 1999 second quarter. This increase was due to the conversion, commencing in December 1999, from our use of the raw material aspartame to the less costly Ace-K/sucralose blend in our diet products.

    Restaurant Franchising -- Gross margins during each period are 100% because royalties and franchise fees constitute the total revenues of the segment with no associated cost of sales.

Advertising, Selling and Distribution Expenses

    Our advertising, selling and distribution expenses increased $1.9 million, or 3.0%, to $68.2 million for the three months ended July 2, 2000 from $66.3 million for the three months ended July 4, 1999. This increase is principally due to (1) a large scale coupon promotional program introduced by our soft drink concentrate segment in March 2000, (2) higher compensation and related benefit costs reflecting an increase in the number of sales and distribution employees of our premium beverage segment and (3) higher costs resulting from our California Beverage acquisition in March 2000. These increases were partially offset by (1) continued lower bottler promotional reimbursements of our soft drink concentrate segment resulting from the decline in branded concentrate sales volume, (2) an overall decrease in promotional spending by our premium beverage segment and (3) a decrease in the provision for doubtful accounts of our restaurant franchising segment, all as previously discussed in the comparison of the six-month periods.

General and Administrative Expenses

    Our general and administrative expenses increased $3.8 million, or 13.7%, to $32.0 million for the three months ended July 2, 2000 from $28.2 for the three months ended July 4, 1999. The increase in general and administrative expenses reflects (1) higher expenses of $2.5 million from $0.5 million in the 1999 second quarter to $3.0 million in the 2000 second quarter related to the new executive salary arrangements and an executive bonus plan effective May 3, 1999,
(2) increased expenses as a result of the effect of the Long Island Snapple acquisition and (3) other increases in compensation and related benefit costs, all as previously discussed in the comparison of the six-month periods. The new executive bonus plan was approved by our stockholders in September 1999 and, accordingly, bonuses relating to May and June 1999 were recognized in the 1999 third quarter. These increases were partially offset by (1) a decrease in travel expenses of the soft drink concentrate segment and (2) the favorable settlement of insurance claims resulting in the collection of a $1.5 million note receivable and the related recognition of a $1.5 million reduction of insurance expense, both as previously discussed in the comparison of the six-month periods. The gain from realization of the note was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period insurance reserves.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.5 million, or 6.4%, to $9.3 million for the three months ended July 2, 2000 from $8.8 million for the three months ended July 4, 1999. This increase principally reflects an increase in amortization of goodwill, trademarks and other intangibles as a result of the effect of the Long Island Snapple acquisition and, to a much lesser extent, the California Beverage acquisition in March 2000. Such increases were partially offset by the effect of nonrecurring 1999 depreciation on $3.7 million of soft drink vending machines purchased by the soft drink concentrate segment in January 1998 becoming fully depreciated over periods throughout 1999.

Capital Structure Reorganization Related Charges

    The capital structure reorganization related charges of $0.3 million and $1.2 million for the three months ended July 2, 2000 and July 4, 1999, respectively, reflect the effect of equitable adjustments that were made to the terms of outstanding options under the stock option plan of Snapple Beverage Group, as previously discussed in the comparison of the six-month periods, as the affected stock options continue to vest. The decrease in the capital structure reorganization related charge is a result of a portion of the options becoming fully vested in July 1999. We will continue to incur additional charges through 2001, also as previously discussed.

Interest Expense

    Interest expense increased $1.3 million, or 5.9%, to $23.5 million for the three months ended July 2, 2000 from $22.2 million for the three months ended July 4, 1999 primarily reflecting higher average interest rates in the 2000 second quarter and, to a lesser extent, interest in the 2000 second quarter on the $18.0 million secured promissory note assumed with the acquisition of 280 Holdings.

Investment Income, Net

    Investment income, net decreased $1.7 million, or 24.4%, to $5.3 million for the three months ended July 2, 2000 from $7.0 million for the three months ended July 4, 1999 principally reflecting (1) a $1.2 million decrease in interest income on cash equivalents and short-term investments and (2) $0.4 million of lower recognized gains in the 2000 second quarter from realized or unrealized, as applicable, gains or losses on investments. The decreased interest income is due to lower average amounts of cash equivalents in the 2000 second quarter compared with the 1999 second quarter.

Other Income, Net

    Other income, net decreased $1.3 million, or 76.0%, to $0.4 million for the three months ended July 2, 2000 from $1.7 million for the three months ended July 4, 1999. This decrease was primarily due to (1) a reduction of $2.1 million in the 2000 second quarter in our equity in the income or loss of investees other than investment limited partnerships and similar investment entities from income of $0.8 million in the 1999 second quarter to a loss of $1.3 million in the 2000 second quarter and (2) a non-recurring $0.3 million gain on the sale of warrants received in connection with the 1997 sale of all of our previously owned restaurants in the 1999 second quarter. The reduction in the equity in the income or loss of investees was principally due to $1.6 million of equity in the write-down of certain assets of an investee in the 2000 second quarter. These decreases were partially offset by the collection in the 2000 second quarter of $0.9 million of a receivable from a former affiliate which was written off in years prior to 1999 due to such company filing for bankruptcy protection.

Income Taxes

    The provision for income taxes represented effective rates of 55% for the three months ended July 2, 2000 and 57% for the three months ended July 4, 1999. The effective rate is lower in the 2000 second quarter principally due to the impact of the amortization of non-deductible goodwill, the effect of which is lower in the 2000 second quarter due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the 1999 second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations

     Our consolidated operating activities used cash and cash equivalents, which we refer to in this discussion as cash, of $11.0 million during the six months ended July 2, 2000 reflecting (1) cash used by changes in operating assets and liabilities of $50.3 million and (2) the reclassification of net recognized gains of $20.0 million resulting from transactions in other than trading investments and securities sold short to cash flows from investing activities. These uses were partially offset by (1) net income of $7.3 million, (2) non-cash charges, principally depreciation and amortization and deferred income tax provision, of $39.7 million and (3) proceeds of $12.3 million from sales of trading securities, net of purchases.

     The cash used by changes in operating assets and liabilities of $50.3 million reflects increases in receivables of $44.7 million, inventories of $23.1 million and prepaid expenses and other current assets of $1.4 million, all partially offset by a decrease in accounts payable and accrued expenses of $18.9 million. The increase in receivables principally resulted from seasonally higher sales in June 2000 compared with December 1999. The increase in inventories was due to seasonal buildups in anticipation of the peak summer selling season in our beverage businesses. The increase in accounts payable and accrued expenses principally reflects (1) the increased inventory purchases and (2) $4.5 million of seasonally higher accruals for advertising and promotions, both partially offset by (1) a $12.6 million decrease in the obligation for short- term investments sold but not yet purchased and (2) an $8.0 million reduction in accrued compensation and related benefits principally due to the first quarter payment of previously accrued incentive compensation.

     Despite the $11.0 million of cash used in operating activities in the 2000 first half, we had $24.8 million of cash provided by operating activities in the 2000 second quarter and we expect positive cash flows from operations during the remainder of 2000 due to (1) the expectation of profitable operations for the remainder of the year due to the seasonality of the beverage business with the summer months as the peak season and (2) the significant seasonal factors impacting the cash used in the 2000 first half for operating assets which should not recur during the remainder of 2000 and should substantially reverse.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $236.8 million at July 2, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.0:1. Our working capital decreased $1.2 million from $238.0 million at January 2, 2000 principally due to our cash capital expenditures and reclassifications of long-term debt to current liabilities, both substantially offset by working capital provided by operations.

     Our capitalization at July 2, 2000 aggregated $823.8 million consisting of $898.5 million of long-term debt, including current portion, and an $86.2 million forward purchase obligation for common stock discussed below under "Treasury Stock Purchases," partially offset by a stockholders' deficit of $160.9 million. Our total capitalization increased $11.3 million from $812.5 million at January 2, 2000 principally due to (1) the assumption of $18.0 million of indebtedness in connection with the acquisition of 280 Holdings also discussed below under "Capital Expenditures," (2) net income of $7.3 million and
(3) proceeds from stock option exercises of $3.2 million, all partially offset by net repayments of long-term debt of $16.3 million.

Debt Agreements

     We maintain a $535.0 million senior bank credit facility entered into by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's which consists of a $475.0 million term facility under which there were $438.3 million of term loans outstanding as of July 2, 2000 and a $60.0 million revolving credit facility under which there were $20.0 million of revolving credit loans outstanding as of July 2, 2000. At July 2, 2000 there was $39.9 million of borrowing availability under the revolving credit facility.

     Revolving loans will be due in full in 2005. Maturities of the term loans are $3.7 million for the second half of 2000 representing two quarterly installments, increasing annually through 2006 with a final payment in 2007. In addition to scheduled maturities of the term loans, we are also required to make mandatory annual prepayments in an amount, if any, currently equal to 75% of excess cash flow as defined in the credit agreement. The mandatory prepayments will be applied on a pro rata basis to the remaining outstanding balances of each of the three classes of the term loans except that any lender that has term B or term C loans outstanding may elect not to have its pro rata share of the loans repaid. Any amount prepaid and not applied to term B loans or term C loans as a result of the election would be applied first to the outstanding balance of term A loans and second to any outstanding balance of revolving loans, with any remaining amount being returned to us. In that connection, we made a $28.3 million prepayment on May 4, 2000 in respect of the year ended January 2, 2000, of which $25.7 million was the pro rata share applicable to the term B and term C loans. Certain lenders of term B and term C loans elected not to accept an aggregate $8.8 million of the May 4, 2000 prepayment and, accordingly, this amount was applied to term A loans. The application of the excess cash flow prepayment had the effect of reducing the scheduled maturities of the term loans during the second half of 2000 by $0.7 million to $3.7 million. We currently expect that an additional prepayment will be required to be made in the second quarter of 2001 in respect of the year ending December 31, 2000, the amount of which we currently estimate at $10.0 million.

     Under our credit agreement, we can make voluntary prepayments of the term loans, although as of July 2, 2000, we have not made any voluntary prepayments. However, if we make voluntary prepayments of term B and term C loans, which have $118.7 million and $289.0 million outstanding as of July 2, 2000, we will incur prepayment penalties of 1.0% and 1.5%, respectively, of any future amounts of those term loans prepaid through February 25, 2001.

     We have $300.0 million of 10 1/4% senior subordinated notes due 2009 which do not require any amortization of principal prior to their maturity in 2009.

     We have $360.0 million principal amount at maturity, or $116.8 million net of unamortized discount as of July 2, 2000, of zero coupon convertible subordinated debentures which do not require any amortization of principal prior to their maturity in 2018.

     We have a secured promissory note payable to a third-party commercial lender with an outstanding principal amount of $17.3 million as of July 2, 2000, which is payable over seven years with $0.7 million due during the second half of 2000. This note was assumed during the first quarter of 2000 in connection with the acquisition of 280 Holdings described below under "Capital Expenditures."

     We have a note payable to a beverage co-packer with $1.7 million outstanding as of July 2, 2000 which is due during the second half of 2000.

     Our scheduled long-term debt repayments during the second half of 2000 are $7.0 million, including $3.7 million under the term loans, $1.7 million under the note payable to a beverage co-packer and $0.7 million under the secured promissory note payable, all as discussed above. In addition, we expect to repay the $20.0 million of outstanding revolving loans during the second half of 2000; however, any such payment would increase our borrowing availability under the revolving credit facility.

Debt Agreement Restrictions and Guarantees

     Substantially all of our assets, other than cash, cash equivalents and short-term investments, are pledged as security under our debt agreements and notes. In addition, our obligations relating to (1) the 10 1/4% notes are guaranteed by Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and (2) the credit facility are guaranteed by Triarc Consumer Products Group, LLC, a subsidiary of Triarc and the parent of Snapple Beverage Group, Snapple Beverage Group and substantially all of the domestic subsidiaries of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's. As collateral for the guarantees under the credit facility, all of the stock of Snapple, Mistic, Stewart's, Arby's, Royal Crown and RC/Arby's and all of their domestic subsidiaries and 65% of the stock of each of their directly-owned foreign subsidiaries is pledged. The guarantees under the 10 1/4% notes are full and unconditional, are on a joint and several basis and are unsecured.

     Our debt agreements contain various covenants which (1) require periodic financial reporting, (2) require meeting financial amount and ratio tests, (3) limit, among other matters, (a) the incurrence of indebtedness, (b) the retirement of debt prior to maturity, with exceptions, (c) investments, (d) asset dispositions and (e) affiliate transactions other than on an arms-length basis and (4) restrict the payment of dividends, loans or advances to Triarc. Under the most restrictive of these covenants, as of July 2, 2000 the borrowers cannot pay any dividends or make any loans or advances to Triarc. We were in compliance with all of these covenants as of July 2, 2000.

     On July 19, 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business retaining a 1% special limited partner interest in National Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of National Propane, L.P., it would indemnify the purchaser for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of July 2, 2000, if National Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of National Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

     Arby's remains contingently responsible for operating and capitalized lease payments, if the purchaser of the Arby's restaurants does not make the required lease payments, assumed by the purchaser in connection with the restaurants sale of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $85.0 million as of July 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date.

     Further, Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants sale of $54.7 million as of May 1997 and $47.8 million as of July 2, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date.

     In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants and Triarc is a guarantor under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $0.5 million as of July 2, 2000.

     On January 12, 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., an 8.4% equity investee of ours, to a major financial institution, all of which was outstanding as of July 2, 2000. In consideration for the guarantee, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM Capital Group common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount will be reduced by
(1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by us, MCM Capital Group or another significant stockholder of MCM Capital Group or any of their affiliates. Certain of our officers, including entities controlled by them, collectively own approximately 15.7% of MCM Capital Group and are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of MCM Capital Group, including our officers referred to above, on a joint and several basis, have entered into agreements to guarantee $15.0 million of revolving credit borrowings of a subsidiary of MCM Capital Group, of which we would be responsible for approximately $1.8 million assuming all of the parties to the guaranties of the revolving credit borrowings and certain related agreements fully perform. As of July 2, 2000 MCM Capital Group had $14.0 million of outstanding revolving credit borrowings. On April 3, 2000 we purchased a $15.0 million certificate of deposit from the financial institution referred to above which under the guaranties of the revolving credit borrowings is subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. MCM Capital Group has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

     Cash capital expenditures amounted to $20.2 million during the 2000 first half. On January 19, 2000, we acquired 280 Holdings, the entity which owns the airplane that had previously been leased from Triangle Aircraft Services through January 19, 2000, for $27.2 million. The purchase price consisted of (1) cash of $9.2 million, included in the $20.2 million of cash capital expenditures referred to above, and (2) the assumption of the $18.0 million secured promissory note payable. The purchase price was based on independent appraisals and was approved by our Audit Committee and Board of Directors. As a result of the acquisition of 280 Holdings, the effect on our estimated costs for the airplane for the remainder of 2000 compared with the second half of 1999 will be lower depreciation and amortization of $0.4 million, the elimination of rental expense under the airplane lease with Triangle Aircraft Services of $1.5 million, the incurrence of interest expense on the secured promissory note of $0.8 million and lower investment income of approximately $0.2 million with a resulting increase in income from continuing operations before income taxes of approximately $0.9 million.

     We expect that cash capital expenditures will approximate $7.4 million for the remainder of 2000 for which there were $1.2 million of outstanding commitments as of July 2, 2000. Our planned capital expenditures include amounts for remaining expenditures for a premium beverage packing line at one of our company-owned distributors and co-packing equipment.

Acquisitions

     On March 31, 2000 Triarc acquired, and contributed to Triarc Consumer Products Group, certain assets, principally distribution rights, of California Beverage Company, a distributor of our premium beverage products in the City and County of San Francisco, California, for cash of $1.6 million. On April 19, 2000 Triarc acquired, and contributed to Triarc Consumer Products Group, certain inventories of California Beverage for cash of $0.1 million.

     On May 16,  2000  Triarc  acquired,  and  contributed  to  Triarc  Consumer
Products Group, certain assets, principally distribution rights, of Northern Glacier Ltd., a distributor of our Mistic premium beverage products in five counties in New Jersey and who will continue as our sub-distributor in two of those counties, for an aggregate purchase price of $2.2 million, subject to post-closing adjustments. The purchase price principally consisted of $1.9 million paid through offset of accounts receivable and a note receivable otherwise owed to Mistic by the seller, which were reimbursed to Mistic by Triarc, and $0.3 million to be paid by us to the seller following the conclusion of the seller's sub-distributorship arrangement.

     To further our growth strategy, we will consider additional selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent we have available resources to do so.

Income Taxes

     The Internal Revenue Service has completed its examination of our Federal income tax returns for the fiscal year ended April 30, 1993 and transition period ended December 31, 1993. In connection with this examination, our net operating loss carryforwards were increased by $7.5 million and we were entitled to a refund of $2.7 million. The IRS paid $1.5 million to us in July 2000 and offset the remaining $1.2 million against amounts otherwise due the IRS from audits of years ending prior to April 30, 1993. We had settled the final income tax liabilities resulting from the IRS examination of our income tax returns for the tax years from 1989 to 1992 during 1999. However, the IRS has not yet finalized the computation of the remaining interest due from us as a result of the audits of those years. We expect, however, that the refund payment received in July 2000 should fully offset the amount of additional interest.

Treasury Stock Purchases

     In May 2000, we announced that our management had been authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization will expire in May 2001. We have not purchased any shares during 2000 to date under this program or a similar one that expired on May 7, 2000. We cannot assure you that we will make any or all of the $30.0 million of repurchases authorized under this program.

     Pursuant to a contract entered into in August 1999, as of July 2, 2000 we had a remaining obligation to repurchase an aggregate of 3,998,414 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, of which 1,999,207 shares were purchased on August 10, 2000 for $42.3 million. Under the contract, the remaining purchase of 1,999,207 shares is to occur on or before August 19, 2001 for $43.8 million. The August 10, 2000 payment and the remaining payment are at negotiated fixed prices of $21.18 and $21.93 per share, respectively, based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

     As of July 2, 2000, our consolidated cash requirements for the second half of 2000, exclusive of operating cash flow requirements, consist principally of
(1) a payment of $42.3 million made in August 2000 for the repurchase of 1,997,207 shares of our Class B common stock from affiliates of Victor Posner,
(2) capital expenditures of approximately $7.4 million, (3) scheduled debt principal repayments aggregating $7.0 million, (4) the cost of additional business acquisitions, if any, and (5) repurchases, if any, of our Class A common stock for treasury under the repurchase program which expires in May 2001. We anticipate meeting all of these requirements through (1) an aggregate $239.3 million of existing cash and cash equivalents and short-term investments, net of $8.5 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of July 2, 2000, (2) cash flows from operations and (3) the $39.9 million of availability as of July 2, 2000 under Triarc Consumer Products Group's $60.0 million revolving credit facility. We expect to repay the $20.0 million of outstanding revolving credit loans during the second half of 2000; however, any such payment would increase our borrowing availability under the revolving credit facility.

Triarc

     Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) aggregate $178.1 million of cash and cash equivalents and short-term investments, net of $8.5 million of obligations for short-term investments sold but not yet purchased, as of July 2, 2000, (2) investment income on its cash equivalents and short-term investments and (3) cash flows from its subsidiaries, including (a) reimbursement by its principal subsidiaries to Triarc in connection with the providing of certain management services, (b) payments under tax-sharing agreements with its principal subsidiaries and (c) loans, distributions and dividends. However, as of July 2, 2000 Triarc's principal subsidiaries cannot pay any dividends or make any loans or advances to Triarc under the terms of their debt agreements.

     Triarc has indebtedness to third parties under (1) the zero coupon convertible debentures described above which require no amortization of principal during 2000 and (2) the $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings which requires principal payments of $0.7 million during the second half of 2000. Triarc also has indebtedness to consolidated subsidiaries which was $30.0 million as of July 2, 2000 under a demand note payable to National Propane Corporation. The note, as amended, bears interest payable semi-annually in cash at the specified minimum interest rate under the Internal Revenue Code, which is 6.5% effective July 1, 2000. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during 2000, assuming no demand is made thereunder, and none is anticipated.

     Triarc's principal cash requirements for the second half of 2000 are (1) a payment of $42.3 million made in August 2000 for the repurchase of 1,997,207 shares of our Class B common stock from affiliates of Victor Posner, (2) capital expenditures of approximately $2.6 million, (3) debt principal repayments of $0.7 million on the secured promissory note, (4) the cost of additional business acquisitions by Triarc, if any, (5) repurchases, if any, of our Class A common stock for treasury under the repurchase program which expires in May 2001 and
(6) payments of general corporate expenses. Triarc expects to be able to meet all of these cash requirements through (1) existing cash and cash equivalents and short- term investments, (2) investment income and (3) receipts from its subsidiaries under management services and tax-sharing agreements.

Snapple Beverage Group Initial Public Offering

     Snapple Beverage Group, as restructured (see below), currently intends to issue an estimated $100.0 million of its common stock in an initial public offering. These shares will be registered pursuant to a registration statement on Form S-1 that has been filed with the Securities and Exchange Commission but which has not yet been declared effective.

     Assuming the successful completion of this initial public offering, Triarc Consumer Products Group will be restructured. In accordance with the restructuring transactions, Snapple Beverage Group will be transferred to RC/Arby's, RC/Arby's (parent company) and the restaurant franchising business will then effectively be distributed from Triarc Consumer Products Group to Triarc and, as a result of a series of transactions, Triarc Consumer Products Group will then effectively merge into Snapple Beverage Group.

     Also assuming the successful completion of the initial public offering, Snapple Beverage Group will receive an estimated $178.0 million capital contribution from RC/Arby's, representing the net proceeds of a financing of its restaurant business. Snapple Beverage Group is also expected to enter into a new credit facility consisting of up to $195.0 million of term loans and a $50.0 million revolving credit facility. No borrowings under the new revolving credit facility are expected to occur at the time of the completion of the initial public offering.

     The net proceeds of the initial public offering and the term loan borrowings under the new credit facility, together with all of the cash and cash equivalents of RC/Arby's and the restaurant business and all but $2.0 million of the cash and cash equivalents of Snapple Beverage Group, as restructured, are expected to be used to (1) repay prior to maturity all outstanding borrowings under our existing credit facility and accrued interest thereon and (2) pay (a) prepayment penalties resulting from the prepayment of certain of the outstanding term loans and (b) fees and expenses relating to the initial public offering and the consummation of the new credit facility.

     The early extinguishment of the borrowings under the existing credit facility will result in an extraordinary charge at the time the borrowings under our existing credit facility are repaid prior to maturity for the write-off of previously unamortized deferred financing costs and the payment of the aforementioned prepayment penalties, less income tax benefit, which, as of July 2, 2000, would have amounted to $11.6 million.

Legal and Environmental Matters

     We are involved in stockholder litigation, other litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of $2.3 million as of July 2, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, is effective for our fiscal year beginning January 1, 2001. Although we have not yet completed the process of identifying all of our derivative instruments, the only derivatives we have currently identified are the conversion component of our short-term investments in convertible bonds, put and call options on equity and debt securities and an interest rate cap agreement on some of our long-term debt. Since these derivatives, other than the interest rate cap agreement, are currently carried at fair value, the accounting for them would not be impacted by Statement 133 and, as such, the requirement to state them at fair value should have no impact on our consolidated financial position or results of operations. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and, accordingly, we are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Bulletin 101 states that revenues generally are realized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and
(4) collectibility is reasonably assured. Bulletin 101, as amended, must be implemented no later than our fourth fiscal quarter of 2000. We believe that, in our beverage businesses, we have historically recognized revenues in accordance with the criteria set forth in Bulletin 101. As disclosed in the notes to consolidated financial statements included in our Form 10-K, we record sales when inventory is shipped or delivered and sales terms generally do not allow a right of return. In our restaurant franchise business, we record revenues in accordance with Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue," which is excluded from the guidance under Bulletin
101. Accordingly, we do not expect that the implementation of Bulletin 101 will have a material impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

       Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we assess the relative proportions of our debt under fixed versus variable rates. We generally use purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. We currently have one interest rate cap agreement relating to interest on $233.1 million of our aggregate $438.3 million of variable-rate term loans under our senior bank credit facility which provides for a cap which was approximately 1% higher than the prevailing interest rate at July 2, 2000. In addition to our variable and fixed-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk reflecting the portfolio's maturities between one and eighteen years. The fair market value of all of our investments in debt securities will decline in value if interest rates increase.

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

       We maintain investment portfolio holdings of various issuers, types and maturities. As of July 2, 2000, such investments consist of the following (in thousands):

       Cash equivalents included in "Cash and cash
           equivalents" on the accompanying
           condensed consolidated balance sheet..............$    144,411
       Short-term investments................................      94,552
       Non-current investments...............................      14,256
                                                             ------------
                                                             $    253,219
                                                             ============

       Such investments are classified in the following general types or categories:



                                                                       Investments at
                                                           Investments  Fair Value or     Carrying
                Type                                         at Cost       Equity           Value    Percentage
                ----                                         -------       ------           -----    ----------
                                                                        (In thousands)

Cash equivalents ..........................................$   144,411   $   144,411    $   144,411       57.0%
Certificate of deposit, not highly liquid..................     15,000        15,000         15,000        6.0%
Company-owned securities accounted for as:
        Trading securities.................................     13,891        12,469         12,469        4.9%
        Available-for-sale securities......................     30,615        30,298         30,298       12.0%
Investments in investment limited  partnerships and
     similar investment  entities accounted for at:
        Cost...............................................     30,659        36,083         30,659       12.1%
        Equity.............................................      5,702        10,970         10,970        4.3%
Other non-current investments accounted for at:

       Cost................................................      4,550         4,550          4,550        1.8%
       Equity..............................................      5,357         4,862          4,862        1.9%
                                                           -----------   -----------    -----------  ----------
Total cash equivalents and long investment positions ......$   250,185   $   258,643    $   253,219      100.0%
                                                           ===========   ===========    ===========  ==========
Securities sold with an obligation for us to
     purchase accounted for as trading securities..........$    (9,957)  $    (8,519)   $    (8,519)        N/A
                                                           ===========   ===========    ===========  ==========



       Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses reported as a component of other comprehensive income, net of income taxes, included in stockholders' deficit or included as a component of net income, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. We review such investments carried at cost as well as company-owned "available-for-sale" marketable securities in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. The cost of such investments as reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees.

Sensitivity Analysis

       For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at July 2, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the various rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated effects on the market value of our financial instruments as of July 2, 2000 based upon assumed immediate adverse effects as noted below.

Trading Portfolio:

                                                     Carrying       Equity
                                                       Value      Price Risk
                                                       -----      ----------
                                                         (In thousands)

       Equity securities ............................$  10,211    $  (1,021)
       Debt securities...............................    2,258         (226)
       Securities sold but not yet purchased.........   (8,519)         852


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

       The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at July 2, 2000, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Portfolio:

                                                           Carrying       Interest         Equity        Foreign
                                                             Value        Rate Risk      Price Risk   Currency Risk
                                                             -----        ---------      ----------   -------------
                                                                               (In thousands)

       Cash equivalents ..................................$   144,411     $      --      $      --     $     --
       Certificate of deposit, not highly liquid..........     15,000            --             --           --
       Available-for-sale equity securities ..............     24,923            --          (2,492)         --
       Available-for-sale debt securities.................      5,375           (591)           --           --
       Other investments..................................     63,510           (612)        (3,416)        (834)
       Long-term debt.....................................    898,463         (4,583)           --           --



       The cash equivalents are short-term in nature with a maturity of three months or less when acquired and the certificate of deposit, not highly liquid is short term in nature with a maturity of six months when acquired and, as such, a change in interest rates of one percentage point would not have a material impact on these investments or our consolidated financial position or results of operations.

       The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at July 2, 2000 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at July 2, 2000, both with all other variables held constant. The increase of one percentage point with respect to our available-for-sale debt securities represents an assumed average 11% decline in earnings as the weighted average interest rate of such debt securities at July 2, 2000 approximated 9%. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% decline in earnings as the weighted average interest rate of our variable-rate debt at July 2, 2000 approximated 10% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. Our variable rate debt consists of $438.3 million of our term loans and $20.0 million of revolving loans. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at July 2, 2000, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was assumed to be unchanged since January 2, 2000 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and investments which trade in public equity markets.

       Pursuant to a contract entered into in 1999, as of July 2, 2000 we had a remaining obligation to repurchase an aggregate of 3,998,414 shares of our Class B common stock of which 1,999,207 shares were purchased on August 10, 2000 and the remaining 1,999,207 shares are required to be purchased on or before August 19, 2001. At July 2, 2000 the aggregate $86,186,000 obligation related to these remaining purchases has been recorded as a long-term liability with an equal offsetting increase in stockholders' deficit. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded liability. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' deficit. Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

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

Item 1.  Legal Proceedings

      As reported in the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (the "Form 10-K"), three former court-appointed directors have asserted claims against Nelson Peltz, a director and the Chairman and Chief Executive Officer of Triarc, seeking, among other things, an order reinstating them to the Company's Board of Directors. As reported in the Form 10-K, by order dated February 10, 1999, the Court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him asserted in the actions, and on September 29, 1999, the three former directors filed a notice of appeal from the dismissal of their claims to the United States Court of Appeals for the Second Circuit. The appeal was argued on August 8, 2000 and has not yet been decided.

      As reported in the Form 10-K, various class actions have been brought purportedly on behalf of the Company's stockholders in the Court of Chancery of the State of Delaware challenging the Dutch Auction Tender Offer made by the Company on March 12, 1999. Since the filing of the Form 10-K, the plaintiffs have voluntarily dismissed their claims as moot. Plaintiffs' counsel have advised us that they intend to apply to the Court for an award of attorneys' fees in an undisclosed amount.

Item 5.  Other Information

      Snapple Beverage Group Initial Public Offering

      On June 27, 2000 the Company's subsidiary, Snapple Beverage Group, Inc., filed with the Securities and Exchange Commission a registration statement for an initial public offering ("IPO") of its common stock. Snapple Beverage Group will own the Company's premium beverage business (Snapple(R), Mistic(R), and Stewart's(R)) and its soft drink concentrates business (Royal Crown(R), Diet Rite(R), RC Edge(TM), and Nehi(R)). Snapple Beverage Group plans to list its shares on the New York Stock Exchange under the symbol "SNP" and expects to complete the offering during the third quarter of 2000, subject to market conditions and other factors. Net proceeds from the offering are expected to be used to repay debt under an existing credit facility.

      The offering which will be made only by a prospectus, will be underwritten by a syndicate to be lead-managed by Morgan Stanley Dean Witter and co-managed by Donaldson, Lufkin & Jenrette, ING Barings and Lehman Brothers.

      A registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

      There can be no assurance that the Securities and Exchange Commission will declare the registration statement effective or that the proposed IPO will be consummated.

      Stock Repurchase Program

       On May 25, 2000, our Board of Directors authorized management, when and if market conditions warrant and to the extent legally permissible, to purchase over the twelve-month period commencing on May 25, 2000, up to $30 million worth of Triarc's Class A Common Stock. To date, we have not repurchased any shares pursuant to the stock repurchase program.

      Repurchase of Class B Common Stock

      On August 10, 2000, the Company purchased 1,999,207 non-voting Triarc Class B common shares held by affiliates of Victor Posner at a per share price of $21.18, for a total purchase price of approximately $42.3 million, pursuant to a definitive purchase agreement approved by the Company's Board of Directors in August 1999. As previously announced, under such agreement the Company agreed to purchase for cash all of the 5,997,622 non-voting Class B common shares held by Victor Posner affiliates in three separate transactions, at prices ranging from $20.44 to $21.93. The Company previously purchased approximately 2.0 million Class B common shares at $20.44 per share in August 1999. The remaining approximate 2.0 million shares are to be purchased at $21.93 per share on or before August 19, 2001, subject to extension in certain limited circumstances.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 - Amendment No. 2 to Triarc Beverage Holdings Corp. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Triarc Consumer Products Group, LLC's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000 (SEC file no. 333-78625-11).

      27.1 - Financial Data Schedule for the six-month period ended July 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

      27.2 - Financial Data Schedule for the six-month period ended July 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

      99.1 - Press Release dated August 10, 2000.

(b)   Reports on Form 8-K

      The Registrant filed a report on Form 8-K on June 22, 2000 which included information under Items 5 and 7 of such form.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIARC COMPANIES, INC.
                                                (Registrant)




Date: August 16, 2000                           By: /S/ JOHN L. BARNES, JR.
                                                ---------------------------
                                                John L. Barnes, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (On behalf of the Company)



                                                By: /S/ FRED H. SCHAEFER
                                                -------------------------
                                                Fred H. Schaefer
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal accounting officer)

                                  Exhibit Index

Exhibit
 No.                       Description                              Page No.
 ---                       -----------                              --------

10.1 -     Amendment No. 2 to Triarc  Beverage  Holdings
           Corp. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Triarc
           Consumer Products Group, LLC's Quarterly Report on Form 10-Q for the fiscal quarter ended
           July 2, 2000 (SEC file no. 333-78625-11).

27.1 - Financial Data Schedule for the six-month period ended July 2, 2000, submitted to the Securities and Exchange Commission in electronic format.

27.2 - Financial Data Schedule for the six-month period ended July 4, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

99.1 -     Press release dated August 20, 2000.