Form 10-Q
period 2000-10-01
TRIARC COMPANIES INC
filed 2000-11-20
CIK 30697

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

                                                             Yes (X)     No (  )

             There were 20,305,170 shares of the registrant's Class A Common Stock and 1,999,207 shares of the registrant's Class B Common Stock outstanding as of October 31, 2000.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            January 2,          October 1,
                                                                                             2000 (A)              2000
                                                                                             --------              ----
                                                                                                   (In thousands)
                                                                                                     (Unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents.............................................................$    127,843         $    112,184
    Short-term investments................................................................     151,634               97,364
    Receivables...........................................................................      11,584                9,667
    Deferred income tax benefit ..........................................................       6,070                8,871
    Prepaid expenses .....................................................................         646                  583
    Net current assets of discontinued operations.........................................      14,537               49,424
                                                                                          ------------         ------------
      Total current assets................................................................     312,314              278,093
Investments...............................................................................      14,155               14,351
Properties................................................................................      13,587               39,384
Unamortized costs in excess of net assets of acquired companies...........................      19,606               18,974
Trademarks................................................................................       6,372                5,957
Deferred costs and other assets...........................................................      12,390               14,758
                                                                                          ------------         ------------
                                                                                          $    378,424         $    371,517
                                                                                          ============         ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of long-term debt.....................................................$      2,554         $      2,606
    Accounts payable......................................................................       3,284                3,054
    Accrued expenses......................................................................      66,077               55,600
                                                                                           -----------         ------------
      Total current liabilities...........................................................      71,915               61,260
Long-term debt............................................................................       3,792               18,205
Net non-current liabilities of discontinued operations....................................     337,794              338,619
Deferred income taxes.....................................................................      29,641               42,532
Deferred income and other liabilities.....................................................      15,822               20,496
Forward purchase obligation for common stock..............................................      86,186               43,843
Stockholders' deficit:
    Common stock..........................................................................       3,555                3,555
    Additional paid-in capital............................................................     204,231              204,958
    Accumulated deficit...................................................................     (90,680)             (80,002)
    Treasury stock........................................................................    (202,625)            (238,028)
    Common stock to be acquired...........................................................     (86,186)             (43,843)
    Accumulated other comprehensive income (deficit)......................................       5,040                  (78)
    Unearned compensation.................................................................         (61)                 --
                                                                                          ------------         ------------
      Total stockholders' deficit ........................................................    (166,726)            (153,438)
                                                                                          ------------         ------------
                                                                                          $    378,424         $    371,517
                                                                                          ============         ============



(A)   Derived from the audited consolidated financial statements as of January 2, 2000

                          See accompanying notes to condensed consolidated financial statements.




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended            Nine months ended
                                                               -------------------------     -------------------------
                                                                October 3,    October 1,     October 3,    October 1,
                                                                   1999         2000            1999         2000
                                                                   ----         ----            ----         ----
                                                                      (In thousands except per share amounts)
                                                                                    (Unaudited)

Royalties, franchise fees and other revenues....................$   20,891   $   22,574     $    59,092     $  63,252
                                                                ----------   ----------     -----------     ---------

Costs and expenses:
    General and administrative..................................    17,170       15,367          45,654        47,960
    Depreciation and amortization...............................     1,341        1,352           3,782         4,066
                                                                ----------   ----------     -----------    ----------
                                                                    18,511       16,719          49,436        52,026
                                                                ----------   ----------     -----------    ----------
      Operating profit .........................................     2,380        5,855           9,656        11,226
Interest expense................................................    (1,535)        (521)         (3,993)       (1,764)
Investment income, net..........................................     3,833        6,973          15,265        28,045
Gain on sale of business........................................     1,009          --            1,009           --
Other income, net...............................................       379           91           1,806           326
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations before income
         taxes..................................................     6,066       12,398          23,743        37,833
Provision for income taxes......................................    (2,775)      (4,749)        (10,212)      (15,383)
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations.........................     3,291        7,649          13,531        22,450
Income (loss) from discontinued operations......................    10,955       (4,281)          3,687       (11,772)
                                                                ----------   ----------     -----------    ----------
      Income before extraordinary charges.......................    14,246        3,368          17,218        10,678
Extraordinary charges...........................................       --           --          (12,097)          --
                                                                ----------   ----------     -----------    ----------
      Net income................................................$   14,246   $    3,368     $     5,121    $   10,678
                                                                ==========   ==========     ===========    ==========

Basic income (loss) per share:

      Income from continuing operations.........................$      .13   $      .33     $       .51    $      .95
      Income (loss) from discontinued operations................       .45         (.18)            .13          (.50)
      Extraordinary charges.....................................       --           --             (.45)          --
                                                                ----------   ----------     -----------    ----------
      Net income................................................$      .58   $      .15     $       .19    $      .45
                                                                ==========   ==========     ===========    ==========
Diluted income (loss) per share:

      Income from continuing operations.........................$      .13   $      .31     $       .49    $      .90
      Income (loss) from discontinued operations................       .42         (.17)            .13          (.47)
      Extraordinary charges.....................................       --           --             (.44)          --
                                                                ----------   ----------     -----------    ----------
      Net income................................................$      .55   $      .14     $       .18    $      .43
                                                                ==========   ==========     ===========    ==========

                           See accompanying notes to condensed consolidated financial statements.





                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                  Nine months ended
                                                                                             -----------------------------
                                                                                              October 3,        October 1,
                                                                                                 1999             2000
                                                                                                 ----             ----
                                                                                                      (In thousands)
                                                                                                       (Unaudited)

Cash flows from continuing operating activities:
    Net income...............................................................................$      5,121       $  10,678
    Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
         Depreciation and amortization of properties.........................................       1,856           2,623
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ...............................................       1,926           1,443
         Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs...................................................................      11,446             --
         Deferred income tax provision.......................................................       6,705          15,383
         Operating investing adjustments, net (see below)....................................      10,696         (10,129)
         Capital structure reorganization related charges....................................       1,997             293
         (Income) loss from discontinued operations..........................................      (3,687)         11,772
         Other, net..........................................................................      (1,087)          3,443
         Changes in operating assets and liabilities:
           Decrease in receivables...........................................................         150           1,654
           Decrease in prepaid expenses......................................................         733              63
           Increase (decrease) in accounts payable and accrued expenses  ....................      (5.832)          2,516
                                                                                             ------------       ---------
                Net cash provided by continuing operating activities.........................      30,024          39,739
                                                                                             ------------       ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below)...................................................     (49,302)         45,614
    Capital expenditures.....................................................................      (7,432)        (10,421)
    Other....................................................................................         329           1,400
                                                                                             ------------       ---------
                Net cash provided by (used in) continuing investing activities...............     (56,405)         36,593
                                                                                             ------------       ---------
Cash flows from continuing financing activities:
    Repurchases of common stock for treasury.................................................    (117,101)        (42,373)
    Repayments of long-term debt.............................................................        (684)         (3,535)
    Proceeds from stock option exercises ....................................................       6,252           6,218
                                                                                             ------------       ---------
                 Net cash used in continuing financing activities............................    (111,533)        (39,690)
                                                                                             ------------       ---------
Net cash provided by (used in) continuing operations.........................................    (137,914)         36,642
Net cash provided by (used in) discontinued operations.......................................     152,544         (52,301)
                                                                                             ------------       ---------
Net increase (decrease) in cash and cash equivalents.........................................      14,630         (15,659)
Cash and cash equivalents at beginning of period.............................................     118,997         127,843
                                                                                             ------------       ---------
Cash and cash equivalents at end of period...................................................$    133,627       $ 112,184
                                                                                             ============       =========


Supplemental   disclosures  of  cash  flow  information:
    Operating   investing adjustments, net:
         Proceeds from sales of trading securities, net of purchases.........................$     15,320       $  10,521
         Net recognized (gains) losses from trading securities...............................      (7,330)          3,302
         Net recognized (gains) losses from transactions in other than trading securities,
             including equity in investment limited partnerships, and short positions........       2,706         (23,952)
                                                                                             ------------       ---------
                                                                                             $     10,696       $ (10,129)
                                                                                             ============       =========
    Investment activities, net:
         Net proceeds from sales (cost of purchases) of available-for-sale securities and
             other investments...............................................................$    (31,658)      $  51,026
         Net payments to cover short positions in securities.................................     (17,644)         (5,412)
                                                                                             ------------       ---------
                                                                                             $    (49,302)      $  45,614
                                                                                             ============       =========

                                 See accompanying notes to condensed consolidated financial statements.



                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 1, 2000
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of January 2, 2000 and October 1, 2000, its results of operations for the three-month and nine-month periods ended October 3, 1999 and October 1, 2000 and its cash flows for the nine-month periods ended October 3, 1999 and October 1, 2000 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. See Part II - "Other Information."

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 1999 commenced on January 4, 1999 and ended on October 3, 1999, with its third quarter commencing on July 5, 1999, and the Company's first nine months of 2000 commenced on January 3, 2000 and ended on October 1, 2000, with its third quarter commencing on July 3, 2000. For purposes of these condensed consolidated financial statements, the periods (1) from January 4, 1999 to October 3, 1999 and July 5, 1999 to October 3, 1999 are referred to below as the nine-month and three-month periods ended October 3, 1999, respectively, and (2) from January 3, 2000 to October 1, 2000 and July 3, 2000 to October 1, 2000 are referred to below as the nine-month and three-month periods ended October 1, 2000, respectively.

     As discussed in more detail in Note 2, on October 25, 2000 the Company completed the sale of its premium beverage and soft drink concentrate businesses. Accordingly, the accompanying condensed consolidated financial statements (1) as of and for the three and nine-month periods ended October 1, 2000 report the premium beverage and soft drink concentrate businesses as discontinued operations and (2) for the three and nine-month periods ended October 3, 1999 have been reclassified to report the premium beverage and soft drink concentrate businesses as discontinued operations.

(2)  Discontinued Operations

         On October 25, 2000, the Company completed the sale (the "Snapple Beverage Sale") of Snapple Beverage Group, Inc. ("Snapple Beverage Group" - the Company's former premium beverage business ), the parent company of Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic") and Stewart's Beverages, Inc. ("Stewart's"), and Royal Crown Company, Inc. ("Royal Crown" - the Company's former soft drink concentrate business) to affiliates of Cadbury Schweppes plc (the "Purchaser") for $901,250,000 in cash, subject to post-closing adjustment, and the assumption of $425,112,000 of debt and related accrued interest. The assumed debt and accrued interest consists of (1) $300,000,000 of 10 1/4% senior subordinated notes due 2009 (the "Senior Notes") co-issued by Triarc Consumer Products Group, LLC ("TCPG"), the parent company of Snapple Beverage Group and Royal Crown and a subsidiary of Triarc, and Snapple Beverage Group, (2) $119,130,000, net of unamortized original issue discount of $240,870,000, of Triarc's zero coupon convertible subordinated debentures due 2018 (the "Debentures") and (3) $5,982,000 of accrued interest. Of the cash proceeds, $426,594,000 was utilized to repay outstanding obligations under a senior bank credit facility (the "Beverage Credit Facility") maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation, the parent company of Royal Crown and a subsidiary of TCPG.


         The Company's former premium beverage and soft drink concentrate businesses have been accounted for as discontinued operations as of and for the three and nine-month periods ended October 1, 2000 and the accompanying condensed consolidated financial statements as of January 2, 2000 and for the three and nine-month periods ended October 3, 1999 have been reclassified accordingly. The Company's former propane business has also been reported as discontinued operations through the July 19, 1999 sale of 41.7% of its then remaining 42.7% interest in the propane business.

         The income (loss) from discontinued operations consisted of the following (in thousands):

                                                         Three months ended                 Nine months ended
                                                     ----------------------------      --------------------------
                                                      October 3,      October 1,        October 3,     October 1,
                                                         1999            2000              1999           2000
                                                         ----            ----              ----           ----

         Income (loss) from operations of the
           discontinued operations, net of
           income taxes
               Beverage businesses..................$       (107)     $    (4,281)     $    (6,891)    $ (11,772)
               Propane business.....................        (203)             --            (1,616)          --
                                                    ------------      -----------      -----------     ---------
                                                            (310)          (4,281)          (8,507)      (11,772)
         Gain on sale of propane business, net
           of income taxes..........................      11,265              --            12,194           --
                                                    ------------      -----------      -----------     ---------
                                                    $     10,955      $    (4,281)     $     3,687     $ (11,772)
                                                    ============      ===========      ===========     =========



     The income (loss) from operations of the discontinued operations consisted of the following (in thousands):



                                                         Three months ended                 Nine months ended
                                                     ----------------------------      ---------------------------
                                                      October 3,      October 1,        October 3,     October 1,
                                                         1999            2000              1999           2000
                                                         ----            ----              ----           ----

         Revenues...................................$    229,820      $   220,578      $   620,636     $ 636,087
         Operating profit...........................      28,415           20,867           55,797        55,936
         Equity in losses of propane business.......         (67)             --            (2,559)          --
         Income (loss) before income taxes..........       6,577             (534)          (5,555)       (9,724)
         Provision for income taxes.................      (6,887)          (3,747)          (2,952)       (2,048)
         Net loss...................................        (310)          (4,281)          (8,507)      (11,772)



     The Company's discontinued operations had a provision for income taxes despite a loss before income taxes for the three months ended October 1, 2000 and for each of the nine months ended October 3, 1999 and October 1, 2000 and a provision for income taxes in excess of the income before income taxes for the three months ended October 3, 1999 principally due to (1) the amortization of non-deductible unamortized costs in excess of net assets of acquired companies,
(2) the differing impact of the mix of pre-tax loss or income among the consolidated entities since the Company files state income tax returns on an individual company basis and (3) for the three-month periods ended October 3, 1999 and October 1, 2000 the effect thereon of catch-up adjustments of year-to-date increases in the estimated full year effective tax rates due to decreases in the then estimates of full year pre-tax income of the discontinued operations.

     Net  current  assets  and  net  non-current   liabilities  of  discontinued
operations consisted of the following (in thousands):



                                                                                        January 2,      October 1,
                                                                                            2000            2000
                                                                                            ----            ----
         Current assets (liabilities)
             Cash......................................................................$    34,040     $    13,196
             Receivables...............................................................     67,700          95,085
             Inventories...............................................................     61,736          71,428
             Other current assets......................................................     18,795          19,624
             Current portion of long-term debt.........................................    (39,640)        (32,032)
             Accounts payable .........................................................    (55,183)        (57,949)
             Accrued expenses..........................................................    (69,748)        (56,831)
             Net current liabilities of previous discontinued operations...............     (3,163)         (3,097)
                                                                                       -----------     -----------
                                                                                       $    14,537     $    49,424
                                                                                       ===========     ===========
         Non-current assets (liabilities):
             Properties................................................................$    22,811     $    30,360
             Unamortized costs in excess of net assets of acquired companies...........    242,060         233,808
             Trademarks................................................................    244,745         237,189
             Other intangible assets...................................................     31,302          32,109
             Deferred costs and other non-current assets...............................     39,059          35,027
             Long-term debt............................................................   (847,067)       (836,979)
             Deferred income taxes.....................................................    (61,670)        (61,670)
             Deferred income and other liabilities.....................................     (9,034)         (8,463)
                                                                                       -----------     -----------
                                                                                       $  (337,794)    $  (338,619)
                                                                                       ===========     ===========



     As a result of the Snapple Beverage Sale, the Company expects to realize a gain on the sale which will be recognized during the fiscal 2000 fourth quarter ending December 31, 2000 ("fourth quarter of 2000") and included in "Income
(loss) from discontinued operations." Such gain is currently estimated to be approximately $510,200,000, net of income tax provision of $271,400,000; however, such estimate is preliminary, is subject to a purchase price adjustment, if any, and is subject to finalization of estimates and account balances as of the October 25, 2000 date of closing. In addition, the Company will recognize an extraordinary charge during the fourth quarter of 2000 for the early assumption or extinguishment, as applicable, of the Senior Notes, the Debentures and the obligations under the Beverage Credit Facility. Such charge is currently estimated to be approximately $20,940,000 consisting of (1) the writeoff of previously unamortized deferred financing costs of $27,703,000 and
(2) the payment of prepayment penalties of $5,509,000, net of income tax benefit of $12,272,000.

(3)  Income Taxes

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's Federal income tax returns for the fiscal year ended April 30, 1993 and transition period ended December 31, 1993. In connection therewith, the Company's net operating loss carryforwards increased by $7,453,000 and the Company was entitled to a refund of $2,753,000. The Company received $1,549,000 in July 2000 and offset the remaining $1,204,000 against amounts otherwise due the IRS from audits of years ending prior to April 30, 1993. During 1999 the Company had settled the final income tax liabilities resulting from the IRS examination of the Company's income tax returns for the tax years from 1989 through 1992. However, the IRS has not yet finalized the computation of the remaining interest due from the Company as a result of the audits of those years. Management of the Company believes that adequate interest accruals have been provided in prior periods for any further interest liabilities that may result from the finalization of such computation.

(4)  Stockholders' Equity

     As a result of the Snapple Beverage Sale, and in addition to normal recurring activity in the Company's stock option plans, the Company is no longer responsible for all of the 149,284 outstanding Snapple Beverage Group stock options. In addition, the Company cashed out 912,169 outstanding Triarc stock options held by employees of Snapple Beverage Group and Royal Crown who chose to surrender these options prior to the Snapple Beverage Sale in consideration for an amount equal to the excess of $23.75 per option over the respective exercise prices of the underlying stock option or an aggregate $6,159,000 of cash. Further, Triarc agreed to pay cash compensation to certain of these individuals in an amount per option surrendered by such individuals equal to the excess of the average of the five highest closing prices of Triarc's common stock during the 90-day period following the October 25, 2000 date of the Snapple Beverage Sale over the $23.75 price used in the settlement.

(5)  Comprehensive Income

     The following is a summary of the components of comprehensive income, net of income taxes (in thousands):

                                                                         Three months ended           Nine months ended
                                                                    --------------------------    --------------------------
                                                                     October 3,      October 1,     October 3,   October 1,
                                                                        1999           2000            1999        2000
                                                                        ----           ----            ----        ----

     Net income .....................................................$  14,246      $    3,368    $    5,121   $   10,678
     Unrealized appreciation (depreciation) of available-for-sale
         securities..................................................   (4,979)          1,071         2,594        1,416
     Reclassification adjustments for prior period
        (appreciation) depreciation of securities sold during
        the year......................................................      99            (669)         (434)      (6,374)
     Equity in the decrease in unrealized gain on retained
        interest which is accounted for similarly to an
        available-for-sale security...................................     (10)            (16)          (23)         (54)
     Net change in currency translation adjustment....................      88               3           (39)        (106)
                                                                     ---------      ----------    ----------   ----------
           Comprehensive income......................................$   9,444      $    3,757    $    7,219   $    5,560
                                                                     =========      ==========    ==========   ==========



(6)  Income Per Share

     Basic income (loss) per share for the three and nine-month periods ended October 3, 1999 and October 1, 2000 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 24,588,000, 26,780,000, 22,867,000 and 23,542,000, respectively. For the three and nine-month  periods  ended October 3, 1999 and October 1, 2000,  diluted  income
(loss) per share has been computed by dividing the income by an aggregate 25,662,000, 27,439,000, 24,292,000 and 24,841,000 shares, respectively. The shares used for diluted income (loss) per share for the three and nine-month periods ended October 3, 1999 and October 1, 2000 consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the 1,068,000, 657,000, 1,425,000 and 1,057,000 share effect for the three and nine-month periods ended October 3, 1999 and October 1, 2000, respectively, of dilutive stock options computed using the treasury stock method and (2) the 6,000, 2,000 and 242,000 share effect for the three and nine-month periods ended October 3, 1999 and the nine-month period ended October 1, 2000, respectively, of a dilutive forward purchase obligation for common stock (the "Forward Purchase Obligation") under which the Company repurchased 1,999,207 shares of its Class B common stock (the "Class B Shares") for $42,343,000 on August 10, 2000 and must repurchase an additional 1,999,207 Class B Shares for $43,843,000 on or before August 19, 2001. The shares for diluted income (loss) per share exclude any effect of (1) the dilutive Forward Purchase Obligation for the three-month period ended October 1, 2000 and (2) the assumed conversion of the Company's convertible Debentures for all periods presented since the effect of each of these on income from continuing operations would have been antidilutive.

(7)   Transactions with Related Parties

      On January 19, 2000 the Company acquired 280 Holdings, LLC ("280 Holdings") for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a third-party commercial lender payable over seven years. 280 Holdings was a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company, that at the time of such sale was the owner and lessor to the Company of an airplane that had previously been leased from TASCO. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. Prior thereto the Company leased the airplane and a helicopter from TASCO or subsidiaries of TASCO under a dry lease for annual rent of $3,360,000 as of January 1, 1999. Pursuant to this dry lease, the Company paid the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. In connection with such lease and the amortization over a five-year period of a $2,500,000 payment made in 1997 to TASCO for (1) an option to continue the lease for five years effective September 30, 1997 and (2) the agreement by TASCO to replace the helicopter covered under the lease (the "Option"), the Company had rent expense of $2,863,000 for the nine-month period ended October 3, 1999. Effective October 1, 1999 the annual rent was increased to $3,447,000, in connection with annual cost of living adjustments under the lease, of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 as of January 19, 2000 increasing to $382,000 as of October 1, 2000 as result of the annual cost of living adjustment and owns the airplane through its ownership of 280 Holdings from whom Triarc continues to lease the airplane and to whom it pays annual intercompany rent of $3,078,000 as of January 19, 2000 increasing to $3,186,000 as of October 1, 2000 as a result of the annual cost of living adjustment. In connection with the lease of the airplane through January 19, 2000, the lease of the helicopter and amortization of the Option, the Company had rent expense for the nine-month period ended October 1, 2000 of $479,000 to TASCO and its subsidiaries. In addition, on January 19, 2000 TASCO paid the Company $1,200,000 representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane now owned by 280 Holdings.

(8)   Legal and Environmental Matters

      The Company is involved in stockholder litigation, other litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating $2,148,000 of which $402,000 is classified as a component of "Net current assets of discontinued operations," as of October 1, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(9)   Subsequent Events

     On November 3, 2000 the Company announced that its restaurant franchising subsidiary, Arby's, Inc. ("Arby's") intends to offer approximately $290,000,000 of fixed rate insured securitization notes (the "Notes"), through a special purpose financing vehicle, pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes will be secured by Arby's franchise royalty payments. The Company expects to receive net proceeds of approximately $248,000,000, which is net of approximately $30,000,000 of proceeds to be held in a reserve account and approximately $12,000,000 of estimated transaction fees and expenses. The financing is expected to close by the end of the fourth quarter of 2000. However, there can be no assurance that the Company will be able to consummate this financing.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended January 2, 2000 of Triarc Companies, Inc. The recent trends affecting our restaurant franchising business are described in Item 7 of our Form 10-K.

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

      Our fiscal year consists of 52 or 53 weeks ending on the Sunday closest to December 31. Our first nine months of fiscal 1999 commenced on January 4, 1999 and ended on October 3, 1999, with our third quarter commencing on July 5, 1999, and our first nine months of fiscal 2000 commenced on January 3, 2000 and ended on October 1, 2000, with our third quarter commencing on July 3, 2000. When we refer to the "nine months ended October 3, 1999," or the "first nine months of 1999," and the "three months ended October 3, 1999," or the "1999 third quarter," we mean the periods from January 4, 1999 to October 3, 1999 and July 5, 1999 to October 3, 1999, respectively; and when we refer to the "nine months ended October 1, 2000," or the "first nine months of 2000," and the "three months ended October 1, 2000," or the "2000 third quarter," we mean the periods from January 3, 2000 to October 1, 2000 and July 3, 2000 to October 1, 2000, respectively.

      As discussed in more detail in Note 2 to the accompanying condensed consolidated financial statements and in "Liquidity and Capital Resources" below, on October 25, 2000 we completed the sale, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc, referred to herein as the Purchaser. Our former premium beverage business consisted of Snapple Beverage Group and our former soft drink concentrate business consisted of Royal Crown Company. Accordingly, the accompanying condensed consolidated financial statements (1) as of and for the three and nine-month periods ended October 1, 2000 report the premium beverage and soft drink concentrate businesses as discontinued operations and (2) for the three and nine-month periods ended October 3, 1999 have been reclassified to report the premium beverage and soft drink concentrate businesses as discontinued operations.

Results of Operations

Nine Months Ended October 1, 2000 Compared with Nine Months Ended October 3,
 1999

Royalties, Franchise Fees and Other Revenues

      Our royalties, franchise fees and other revenues, which are generated entirely from our restaurant franchising business, increased $4.2 million, or 7.0%, to $63.3 million for the nine months ended October 1, 2000 from $59.1 million for the nine months ended October 3, 1999. This increase reflects an increase in royalty revenue of $4.2 million, or 7.3%, resulting from an average net increase of 90, or 2.8%, franchised restaurants, a 1.6% increase in same-store sales of franchised restaurants and an increase of 0.03%, or 0.9%, in the average domestic royalty rate.

      Our royalties, franchise fees and other revenues have no associated cost of sales.

General and Administrative

      Our general and administrative expenses increased $2.3 million, or 5.1%, to $48.0 million for the nine months ended October 1, 2000 from $45.7 million for the nine months ended October 3, 1999. The increase in general and administrative expenses reflects (1) higher expenses of $1.7 million from $5.2 million in the first nine months of 1999 to $6.9 million in the first nine months of 2000 related to the full period effect in 2000 compared with the period from May 3 to October 3 in 1999 of new executive salary arrangements and an executive bonus plan effective May 3, 1999, (2) increases of $2.6 million in other compensation and related benefit costs, (3) provisions of $1.2 million in the first nine months of 2000 for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products, (4) higher insurance costs of $0.7 million and (5) other inflationary increases. These increases were partially offset by (1) non-recurring 1999 expenses of $2.2 million related to our lease of an airplane from Triangle Aircraft Services Corporation, a company owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer, through January 19, 2000 at which time we acquired 280 Holdings, LLC, the entity that at the time of the acquisition owned the airplane, (2) a $1.7 million decrease to $0.3 million for the nine months ended October 1, 2000 from $2.0 million for the nine months ended October 3, 1999 in the capital structure reorganization related charges recognized by Triarc in the first nine months of 2000 related to equitable adjustments that were made in 1999 to the terms of then outstanding options under the stock option plan of Snapple Beverage Group (see below) and
(3) the favorable settlement of insurance claims by the purchaser of an insurance subsidiary that we sold in 1998 resulting in the collection in the 2000 second quarter of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale.

      The Snapple Beverage Group stock option plan provides for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of then outstanding options under the Snapple Beverage Group plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999. We have accounted for the equitable adjustment in accordance with the intrinsic value method. In addition to reducing the exercise prices of the Snapple Beverage Group stock options which did not result in the recognition of any expense because those modifications to the options did not create a new measurement date under the intrinsic value method, a cash payment of $51.34 per share for the options granted in 1997 and $39.40 per share for the options granted in 1998 was due from us to the option holder following the exercise of the stock options and the occurrence of certain other events. The initial charge relating to the cash payment portion of these equitable adjustments was recorded in the 1999 first quarter and, therefore, the charge of $2.0 million recognized by Triarc for the nine months ended October 3, 1999 includes the portion of the aggregate cash to be paid to the extent of the vesting of the stock options through October 3, 1999. The $0.3 million charge recognized by Triarc for the nine months ended October 1, 2000 represents the portion of the cash to be paid in connection with the exercise of the stock options to the extent of the vesting of the options during that period, net of credits for forfeitures of non-vested stock options of terminated employees. As a result of the Snapple Beverage Sale on October 25, 2000, all outstanding Snapple Beverage Group stock options are no longer our responsibility. We expect to recognize additional pre-tax charges of less than $0.1 million relating to this equitable adjustment through the October 25, 2000 sale date. The accrual for such cash payment recognized by Triarc, which was $2.4 million as of October 1, 2000, will be reversed in the 2000 fourth quarter as a component of the gain on sale of the beverage businesses included in discontinued operations.

      The $1.5 million note received in connection with the sale of a former insurance subsidiary had not been previously recognized due to uncertainty surrounding its collection which was dependent on the favorable settlement of insurance claims. The gain from realization of the note was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period insurance reserves.

Depreciation and Amortization

     Our depreciation and amortization expense increased $0.3 million to $4.1 million, or 7.5%, for the nine months ended October 1, 2000 from $3.8 million for the nine months ended October 3, 1999. This increase in depreciation and amortization principally reflects the 2000 depreciation of $1.3 million on the airplane since the acquisition of 280 Holdings on January 19, 2000, partially offset by a decrease in amortization of $0.8 million reflecting (1) an increase in the estimated useful lives on $8.6 million of airplane leasehold improvements as a result of the acquisition of 280 Holdings on January 19, 2000 and (2) a $2.5 million payment made in 1997 for the option to purchase the airplane which, commencing in January 2000, was no longer amortized since the remaining unamortized portion was repaid to us in connection with the acquisition of 280 Holdings.

Interest Expense

      Interest expense decreased $2.2 million, or 55.8%, to $1.8 million for the nine months ended October 1, 2000 from $4.0 million for the nine months ended October 3, 1999. This decrease in interest expense is primarily attributable to
(1) $2.0 million of non-recurring 1999 interest accruals relating to income tax matters for which interest accruals are no longer necessary due to the finalization of our final income tax liabilities resulting from the Internal Revenue Service examination of our income tax returns for the tax years from 1989 to 1992 during the third quarter of 1999 and (2) $0.9 million of 1999 interest expense on $300.0 million of 10 1/4% senior subordinated notes due 2009 issued by Triarc Consumer Products Group, LLC, a subsidiary of ours, which was allocated to our restaurant franchising business in 1999 but which was no longer allocated in 2000, both partially offset by interest of $1.1 million for the first nine months of 2000 on an $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings.

Investment Income, Net

      Investment income, net increased $12.7 million, or 83.7%, to $28.0 million for the nine months ended October 1, 2000 from $15.3 million for the nine months ended October 3, 1999. This increase reflects (1) $16.1 million of higher recognized net gains from realized or unrealized, as applicable, gains or losses on our investments, which gains may not recur in future periods and of which $10.3 million represents our portion of the gain on the sale of an available-for-sale security held by an investment limited liability company in which we invested, and (2) a $1.0 million increase in equity in earnings of investment limited partnerships and similar investment entities accounted for under the equity method. Such increases were partially offset by (1) a $3.0 million decrease in interest income on cash equivalents and short term investments and (2) a $1.6 million provision recognized in the 2000 first quarter for unrealized losses on a short-term investment deemed to be other than temporary due to declines in the underlying economics of such equity security, which provision also may not recur in future periods. The decreased interest income is due to lower average amounts of cash equivalents in the first nine months of 2000 compared with the first nine months of 1999.

Gain on Sale of Business

      Gain on sale of business for the nine months ended October 3, 1999 represents our $1.0 million equity in a gain recognized during the 1999 third quarter from the sale of common stock issued by a subsidiary of a limited partnership in which we have an investment.

Other Income, Net

     Other income, net decreased $1.5 million, or 82.0%, to $0.3 million for the nine months ended October 1, 2000 from $1.8 million for the nine months ended October 3, 1999. This decrease was principally due to (1) a reduction of $2.0 million in the first nine months of 2000 in our equity in the income or loss of investees other than investment limited partnerships and similar investment entities from income of $0.5 million in the first nine months of 1999 to a loss of $1.5 million in the first nine months of 2000, (2) a $0.4 million decrease in our gains on lease terminations recognized by our restaurant franchising business in the first nine months of 2000 which result from the settlement of lease obligations related to the restaurants that were sold in 1997 which were not assumed by the purchaser and (3) a non-recurring $0.3 million gain on the sale of warrants received in connection with the 1997 sale of all of our previously owned restaurants in the 1999 second quarter. The reduction in the equity in the income or loss of investees was principally due to $1.6 million of equity in the write-down of certain assets of an investee in the 2000 second quarter. Such decreases were partially offset by the collection in the 2000 second quarter of $0.9 million of a receivable from a former affiliate which was written off in years prior to 1999 due to such company filing for bankruptcy protection.

Income Taxes

      The provision for income taxes represented effective rates of 41% for the nine months ended October 1, 2000 and 43% for the nine months ended October 3, 1999. The effective rate is lower in the first nine months of 2000 principally due to the impact of the amortization of non-deductible costs in excess of net assets of acquired companies, which we refer to as goodwill. Such effect is lower in the first nine months of 2000 due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the first nine months of 1999.

Discontinued Operations

      Income (loss) from discontinued operations was a loss of $11.8 million for the nine months ended October 1, 2000 compared with income of $3.7 million for the nine months ended October 3, 1999. This $15.5 million decline is principally a result of (1) the absence in the 2000 period of a $12.2 million gain on sale of our propane business, of which $11.0 million was from the July 1999 sale of 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and (2) a $4.9 million increase in the net loss from our discontinued beverage businesses which were sold on October 25, 2000. The $4.9 million increase in the net loss of our beverage businesses, despite an increase in operating profit of $0.1 million discussed below, was principally due to the after-tax effect of increased interest expense resulting from higher average interest rates in the 2000 period and higher average levels of debt due to the full nine month effect in the 2000 period of a February 25, 1999 debt refinancing.

      Revenues of the beverage businesses increased $15.5 million, or 2.5%, to $636.1 million for the nine months ended October 1, 2000 from $620.6 million for the nine months ended October 3, 1999. Premium beverage revenues increased $13.5 million, or 2.6%, principally due to increased sales volume resulting from our newer product introductions such as Snapple Elements(R), a product platform of herbally enhanced drinks introduced in April 1999, and Mistic Zotics(TM) introduced in April 2000 and cases sold to retailers through two premium beverage distributors principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors since their acquisitions on February 25, 1999 and January 2, 2000, respectively. These increases were partially offset by decreased sales volume of Whipper Snapple(R) and Mistic tropical fruit juices. Soft drink concentrate revenues increased $2.0 million, or 2.1%, principally due to (1) a shift primarily during the first half of 2000 in private label sales to sales of higher priced flavor concentrates from sales of lower priced cola concentrates and (2) an increase in international branded concentrate volume. Domestic branded concentrate sales declined slightly as the effect of higher average selling prices resulting from domestic concentrate price increases effective November 1999 was more than offset by a decline in domestic branded concentrate volume.

     Operating profit of the beverage businesses increased $0.1 million, or 0.2% to $55.9 million for the nine months ended October 1, 2000 from $55.8 million for the nine months ended October 3, 1999. Premium beverage operating profit declined $2.2 million, or 4.9%, despite the increase in revenues principally due to (1) a slight decline in gross margins due to a shift in product mix to lower-margin products in the 2000 period and increased freight and handling costs as a result of beginning the use of warehousing for our finished products during the second half of 1999 and (2) an increase in operating expenses, including amortization of goodwill, trademarks and other intangibles, primarily as a result of the 1999 and 2000 acquisitions of two of our premium beverage distributors. These decreases were partially offset by a $2.7 million reduction in the capital structure reorganization related charges which resulted from the cash payment component of a 1999 equitable adjustment of stock option prices under the Snapple Beverage Group stock option plan recognized by Snapple Beverage Group as previously explained in more detail with respect to the charge recognized by Triarc under "General and administrative" above. The reduction is due to the initial charge in the 1999 period including the cumulative vesting of the cash to be paid compared with the 2000 charge reflecting only the vesting during that period. Soft drink concentrate operating profit increased $2.3 million principally due to (1) the effect of the increase in revenues and (2) an increase in gross margins resulting from higher average selling prices from domestic concentrate price increases and the conversion, commencing in December 1999, from the use of the raw material aspartame to the less costly Ace-K/sucralose blend in its diet products.

      Our discontinued beverage operations had a provision for income taxes despite a loss before income taxes for both the nine months ended October 3, 1999 and October 1, 2000 principally due to the amortization of non-deductible goodwill and the differing impact of the mix of pre-tax loss or income among the consolidated entities since we file state income tax returns on an individual company basis.

Extraordinary Charges

      The extraordinary charges of $12.1 million in the first nine months of 1999 resulted from the early extinguishment of borrowings under the former credit facility of Snapple Beverage Group and RC/Arby's Corporation $275.0 million of 9 3/4% senior secured notes due 2000 and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and (b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on RC/Arby's 9 3/4% notes, both less income tax benefit of $7.0 million.

Three Months Ended October 1, 2000 Compared with Three Months Ended October 3,
  1999

Royalties, Franchise Fees and Other Revenues

      Our royalties, franchise fees and other revenues, which are generated entirely from our restaurant franchising business, increased $1.7 million, or 8.1%, to $22.6 million for the three months ended October 1, 2000 from $20.9 million for the three months ended October 3, 1999. This increase principally reflects an increase in royalty revenue of $1.4 million, or 7.0%, resulting from an average net increase of 89, or 2.8%, franchised restaurants, a 1.2% increase in same-store sales of franchised restaurants and an increase of 0.03%, or 0.9%, in the average domestic royalty rate.

      Our royalties, franchise fees and other revenues have no associated cost of sales.

General and Administrative

      Our general and administrative expenses decreased $1.8 million, or 10.5%, to $15.4 million for the three months ended October 1, 2000 from $17.2 million for the three months ended October 3, 1999. The decrease primarily reflects (1) lower expenses of $3.5 million from $4.8 million in the 1999 third quarter to $1.3 million in the 2000 third quarter related to the new executive salary arrangements and an executive bonus plan effective May 3, 1999 and (2) non-recurring 1999 expenses of $0.8 million related to our airplane lease as discussed in more detail in the comparison of the nine- month periods. Such decreases were partially offset by (1) increases of $1.0 million in other compensation and related benefit costs, (2) provisions of $0.7 million in the 2000 third quarter for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products, (3) higher insurance costs of $0.2 million and (4) other inflationary increases, all as previously discussed in the comparison of the nine-month periods. The new executive bonus plan was approved by our stockholders in September 1999 and, accordingly, we recognized charges for executive bonuses during the 1999 third quarter for the five month period from the May 3, 1999 effective date through October 3, 1999 compared with only the three month period from July 3, 2000 through October 1, 2000 in the 2000 third quarter. In addition, executive bonuses were lower in the 2000 third quarter as a result of the decline in operating profit of our premium beverage business included in "Income (loss) from discontinued operations."

Depreciation and Amortization

      Our depreciation and amortization expense remained unchanged at $1.3 million for each of the three months ended October 1, 2000 and October 3, 1999.

Interest Expense

      Interest expense decreased $1.0 million, or 66.1%, to $0.5 million for the three months ended October 1, 2000 from $1.5 million for the three months ended October 3, 1999. This decrease in interest expense is primarily attributable to
(1) $0.8 million of non-recurring 1999 interest accruals relating to income tax matters for which interest accruals are no longer necessary due to the finalization of our income tax liabilities resulting from the Internal Revenue Service examination of our income tax returns for the tax years from 1989 to 1992 during the third quarter of 1999 and (2) $0.5 million of 1999 interest on TCPG's 10 1/4% Notes which was allocated to our restaurant franchising business in 1999 but which was no longer allocated in 2000, partially offset by interest of $0.4 million in the 2000 third quarter on an $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings, all as previously discussed in the comparison of the nine-month periods.

Investment Income, Net

      Investment income, net increased $3.2 million, or 81.9%, to $7.0 million for the three months ended October 1, 2000 from $3.8 million for the three months ended October 3, 1999 principally reflecting (1) $2.9 million of higher recognized net gains in the 2000 third quarter from realized or unrealized, as applicable, gains or losses on investments and (2) a $0.8 million increase in equity in earnings of investment limited partnerships and similar investment entities accounted for under the equity method, both partially offset by a decrease in interest income of $0.6 million due to lower average amounts of cash equivalents in the 2000 third quarter compared with the 1999 third quarter.

Gain on Sale of Business

      Gain on sale of business for the three months ended October 3, 1999 represents our $1.0 million equity in a gain recognized in the 1999 third quarter from the sale of common stock issued by a subsidiary of a limited partnership in which we have an investment.

Other Income, Net

      Other income, net decreased $0.3 million, or 76.0%, to $0.1 million for the three months ended October 1, 2000 from $0.4 million for the three months ended October 3, 1999. This decrease was primarily due to (1) a reduction of $0.2 million in the 2000 third quarter in our equity in the income or loss of investees other than investment limited partnerships and similar investment entities from income of $0.1 million in the 1999 third quarter to a loss of $0.1 million in the 2000 third quarter and (2) a $0.2 million decrease in our gains on lease terminations recognized by our restaurant franchising business in the 2000 third quarter as previously discussed in the comparison of the nine-month periods.

Income Taxes

      The provision for income taxes represented effective rates of 38% for the three months ended October 1, 2000 and 46% for the three months ended October 3, 1999. The effective rate is lower in the 2000 third quarter than in 1999 principally due to the differing effect of catch up adjustments to the year-to-date effective rates as set forth in the comparison of the nine-month periods and to a lesser extent the impact of the amortization of non-deductible goodwill. The catch up effect of a year-to-date decrease in the 2000 estimated full-year effective tax rate reflecting an increase in projected full-year pre-tax income had the effect of lowering the 2000 third quarter tax rate while the catch up effect of a year-to-date increase in the 1999 estimated full-year effective tax rate reflecting a decrease in projected full-year pre-tax income had the effect of increasing the 1999 third quarter tax rate. The effect of the amortization of goodwill is lower in the 2000 third quarter due to higher pre-tax income for the 2000 third quarter than the 1999 third quarter.

Discontinued Operations

      Income (loss) from discontinued operations was a loss of $4.3 million for the three months ended October 1, 2000 compared with income of $11.0 million for the three months ended October 3, 1999. This $15.3 million decline is principally a result of (1) the absence in the 2000 third quarter of an $11.3 million gain on sale of our propane business, of which $11.0 million was from the July 1999 sale of the 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and (2) a $4.2 million increase in the net loss from our discontinued beverage businesses principally due to the after-tax effect of a decline in operating profit primarily attributable to a decrease in revenues, both as discussed below.

      Revenues of the beverage businesses decreased $9.2 million, or 4.0%, to $220.6 million for the three months ended October 1, 2000 from $229.8 million for the three months ended October 3, 1999. Premium beverage revenues decreased $10.4 million, or 5.2%, principally due to decreased sales volume of Whipper Snapple(R) and Mistic tropical fruit juices partially offset by increases in sales volumes from our newer product introductions such as Snapple Elements(R) and Mistic Zotics(TM) introduced in April 1999 and April 2000, respectively, and cases sold to retailers through a premium beverage distributor principally reflecting the effect of an increased focus on our products as a result of our ownership of this distributor since its acquisition on January 2, 2000. The rainy and cooler summer weather experienced in our major Northeast premium beverage markets in the 2000 third quarter contributed significantly to the overall decline in sales volume. Soft drink concentrate revenues increased $1.2 million, or 4.2%, principally due to increased volume of international branded concentrate sales. Domestic branded concentrate sales increased only slightly as the effect of higher average selling prices resulting from domestic concentrate price increases effective November 1999 was substantially offset by a decline in domestic branded concentrate volume.

      Operating profit of the beverage businesses decreased $7.5 million, or 26.6%, to $20.9 million for the three months ended October 1, 2000 from $28.4 million for the three months ended October 3, 1999. Premium beverage operating profit declined $8.6 million, or 34.4%, due principally to (1) the effect of the decline in revenues, (2) a slight decline in gross margins due to a shift in product mix to lower-margin products in the 2000 third quarter and increased freight and handling costs as a result of increased use of warehousing for our finished products and (3) increased operating expenses resulting principally from our recent acquisition of one of our premium beverage distributors. Soft drink concentrate operating profit increased $1.0 million, or 28.4%, due to (1) the effect of the increase in revenues and (2) an increase in gross margins resulting from higher average selling prices from domestic concentrate price increases and the conversion, commencing in December 1999, from the use of the raw material aspartame to the less costly Ace- K/sucralose blend in its diet products.

         Our discontinued beverage operations had a provision for income taxes despite a loss before income taxes for the three months ended October 1, 2000 and a provision for income taxes in excess of the income before income taxes for the three months ended October 3, 1999 principally due to (1) the amortization of non-deductible goodwill, (2) the differing impact of the mix of pre-tax loss or income among the consolidated entities since we file state income tax returns on an individual company basis and (3) the effect on the quarters of catch-up adjustments of year-to-date increases in the estimated full year effective tax rates due to decreases in the then estimates of full year pre-tax income of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Snapple Beverage Sale

     On October 25, 2000, we completed the sale of Snapple Beverage Group, our premium beverage business comprised of Snapple, Mistic and Stewart's, and Royal Crown, our soft drink concentrate business, to affiliates of Cadbury Schweppes plc for $901.2 million in cash, subject to post-closing adjustment, and the assumption of $425.1 million of debt and related accrued interest. The assumed debt and accrued interest consists of (1) $300.0 million of 10 1/4% senior subordinated notes due 2009 co-issued by Triarc Consumer Products Group, LLC, the parent company of Snapple Beverage Group and Royal Crown and a subsidiary of Triarc, and Snapple Beverage Group, (2) $119.1 million, net of unamortized original issue discount of $240.9 million, of Triarc's zero coupon convertible subordinated debentures due 2018 and (3) $6.0 million of accrued interest. Of the cash proceeds, $426.6 million was utilized to repay outstanding obligations under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation, the parent company of Royal Crown and a subsidiary of Triarc Consumer Products Group.

      Following the Snapple Beverage Sale, we have in excess of $400.0 million of cash and investments, net of current cash tax liabilities related to the sale, and approximately $20.8 million of long-term debt. We are presently evaluating our options for the use of our significant cash and investments position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

      This discussion of liquidity and capital resources reflects only our continuing operations and excludes any effect of our premium beverage and soft drink concentrate businesses sold on October 25, 2000 and the long-term debt assumed by affiliates of Cadbury Schweppes plc or repaid in connection with the sale of the two businesses.

Cash Flows From Continuing Operations

      Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $39.7 million during the nine months ended October 1, 2000 reflecting (1) income from continuing operations of $22.4 million, (2) non-cash charges, principally deferred income tax provision and depreciation and amortization of $23.2 million, and (3) cash provided by changes in operating assets and liabilities of $4.2 million, all partially offset by operating investment adjustments of $10.1 million.

      We expect continued positive cash flows from operations during the remainder of 2000.

Working Capital and Capitalization

      Working capital of our continuing operations, which equals current assets less (1) net current assets of discontinued operations and (2) current liabilities, was $167.4 million at October 1, 2000, reflecting a current ratio, which equals current assets, excluding net current assets of discontinued operations, divided by current liabilities, of 3.7:1. Working capital of our continuing operations decreased $58.5 million from $225.9 million at January 2, 2000 principally due to (1) the repurchase of $42.3 million of our Class B common stock discussed below under "Treasury Stock Purchases," (2) advances aggregating $25.3 million to discontinued operations, which were contributed to the capital of the discontinued operations in connection with the Snapple Beverage Sale and are reflected in "Net cash used in discontinued operations" in the accompanying condensed consolidated statement of cash flows for the nine months ended October 1, 2000, and (3) cash capital expenditures of $10.4 million, all partially offset by working capital provided from continuing operations.

      Our total capitalization at October 1, 2000 was a net deficit of $88.8 million consisting of a stockholders' deficit of $153.4 million partially offset by $20.8 million of long-term debt, including current portion, and a $43.8 million forward purchase obligation for common stock discussed below under "Treasury Stock Purchases." Our total capitalization decreased $14.6 million from a net deficit of $74.2 million at January 2, 2000 principally due to the repurchase of $42.3 million of our Class B common stock discussed below partially offset by (1) the assumption of $18.0 million of indebtedness in connection with the acquisition of 280 Holdings also discussed below under "Capital Expenditures," and (2) net income of $10.7 million.

Long-Term Debt

      Our continuing operations have long-term debt of approximately $20.8 million as of October 1, 2000, of which $16.9 million is the outstanding principal amount under an 8.95% secured promissory note payable over seven years with $0.4 million due during the fourth quarter of 2000. This note was assumed during the first quarter of 2000 in connection with the acquisition of 280 Holdings described below under "Capital Expenditures." Our total scheduled long-term debt repayments during the fourth quarter of 2000 are $0.8 million consisting principally of the $0.4 million due on the 8.95% secured promissory note and a final installment of $0.4 million on an equipment note.

Guarantees

      On July 19, 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business retaining a 1% special limited partner interest in National Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of National Propane, L.P., it would indemnify the purchaser of National Propane, L.P. for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of October 1, 2000, if National Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of National Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

      Arby's, Inc., a subsidiary of RC/Arby's, sold all of its company-owned restaurants in 1997. Arby's remains contingently responsible for operating and capitalized lease payments, if the purchaser of the Arby's restaurants does not make the required lease payments, assumed by the purchaser in connection with the restaurants' sale, of approximately $117.0 million as of May 1997 when the Arby's restaurants were sold and $83.0 million as of October 1, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date. Triarc has guaranteed mortgage notes and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants' sale of $54.7 million as of May 1997 and $47.2 million as of October 1, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date. In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants and Triarc is a guarantor under a loan, the repayments of which are being made by the purchaser, with an aggregate principal amount of $0.5 million as of October 1, 2000.

      On January 12, 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., an 8.4% equity investee of ours, to a major financial institution, which original principal was outstanding as of October 1, 2000. Such guarantee was reduced to $8.0 million as a result of our payment of $2.0 million of fees to the financial institution referred to below in connection with the Snapple Beverage Sale. In consideration for the guarantee, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM Capital Group common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $8.0 million guaranteed amount will be further reduced by (1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain additional investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by us, MCM Capital Group or another significant stockholder of MCM Capital Group or any of their affiliates. Certain of our officers, including entities controlled by them, collectively own approximately 15.7% of MCM Capital Group and are not parties to this note guaranty and could indirectly benefit from it.

      In addition to the note guaranty, we and certain other stockholders of MCM Capital Group, including our officers referred to above, on a joint and several basis, have entered into agreements to guarantee $15.0 million of revolving credit borrowings of a subsidiary of MCM Capital Group, of which we would be responsible for approximately $1.8 million assuming all of the parties to the guaranties of the revolving credit borrowings and certain related agreements fully perform. As of October 1, 2000 MCM Capital Group had $14.6 million of outstanding revolving credit borrowings. On April 3, 2000 we purchased a $15.0 million certificate of deposit from the financial institution referred to above which on November 17, 2000 was replaced by United States government agency bonds. Such bonds under the guaranties of the revolving credit borrowings are subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. MCM Capital Group has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

      Cash capital expenditures amounted to $10.4 million during the nine months ended October 1, 2000. On January 19, 2000, we acquired 280 Holdings, the entity which owns the airplane that had previously been leased from Triangle Aircraft Services through January 19, 2000, for $27.2 million. The purchase price consisted of (1) cash of $9.2 million, included in the $10.4 million of cash capital expenditures referred to above, and (2) the assumption of the $18.0 million 8.95% secured promissory note payable. The purchase price was based on independent appraisals and was approved by our Audit Committee and Board of Directors. As a result of the acquisition of 280 Holdings, the effect on our estimated costs for the airplane for the remainder of 2000 compared with the fourth quarter of 1999 will be lower depreciation and amortization of $0.2 million, the elimination of rental expense under the airplane lease with Triangle Aircraft Services of $0.8 million, the incurrence of interest expense on the 8.95% secured promissory note of $0.4 million and lower investment income of approximately $0.1 million with a resulting increase in income from continuing operations before income taxes of approximately $0.5 million.

      We expect that cash capital expenditures will approximate $2.3 million for the remainder of 2000 for which there were $0.9 million of outstanding commitments as of October 1, 2000.

Income Taxes

      The Internal Revenue Service has completed its examination of our Federal income tax returns for the fiscal year ended April 30, 1993 and transition period ended December 31, 1993. In connection with this examination, our net operating loss carryforwards were increased by $7.5 million and we were entitled to a refund of $2.7 million. The IRS paid $1.5 million to us in July 2000 and offset the remaining $1.2 million against amounts otherwise due the IRS from audits of years ending prior to April 30, 1993. We had settled the final income tax liabilities resulting from the IRS examination of our income tax returns for the tax years from 1989 to 1992 during 1999. However, the IRS has not yet finalized the computation of the remaining interest due from us as a result of the audits of those years. We expect to pay approximately $1.0 million of interest accrued in prior years upon the finalization of the interest computation by the IRS during the fourth quarter of 2000.

Treasury Stock Purchases

      In May 2000, our management was authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $30.0 million of our Class A common stock. This authorization will expire in May 2001. We have not purchased any shares during the first nine months of 2000 under this program or a similar one that expired on May 7, 2000. We cannot assure you that we will make any or all of the $30.0 million of repurchases authorized under the current program.

      Pursuant to a contract entered into in August 1999, on August 10, 2000 we repurchased an aggregate of 1,999,207 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, for $42.3 million. Under the contract, the remaining purchase of 1,999,207 shares is to occur on or before August 19, 2001 for $43.8 million. The August 10, 2000 payment and the remaining payment are at negotiated fixed prices of $21.18 and $21.93 per share, respectively, based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

     As of October 1, 2000, our consolidated cash requirements for the fourth quarter of 2000, exclusive of operating cash flow requirements including the payment of approximately $1.0 million of interest accrued in connection with prior years IRS examinations, consist principally of (1) capital expenditures of approximately $2.3 million, (2) scheduled debt principal repayments aggregating $0.8 million, (3) the cost of business acquisitions, if any, and (4) repurchases, if any, of our Class A common stock for treasury under the repurchase program which expires in May 2001. We anticipate meeting all of these requirements through (1) an aggregate $197.9 million of existing cash and cash equivalents and short-term investments, net of $11.6 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of October 1, 2000,
(2) additional cash and cash equivalents and short-term investments as a result of the Snapple Beverage Sale and (3) cash flows from operations.

Planned Financing

      On November 3, 2000 we announced that Arby's intends to offer approximately $290.0 million of fixed rate insured securitization notes, through a special purpose financing vehicle, pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes will be secured by Arby's franchise royalty payments. We expect to receive net proceeds of approximately $248.0 million, which is net of approximately $30.0 million of proceeds to be held in a reserve account and approximately $12.0 million of estimated transaction fees and expenses. The net proceeds would initially increase our position in cash equivalents. The subsequent uses of such proceeds may include business acquisitions, repurchases of Triarc common shares and investments. The financing is expected to close by the end of the fourth quarter of 2000. However, there can be no assurance that we will be able to consummate this financing. Assuming this financing is completed, monthly royalties and franchise fee payments received from Arby's domestic and Canadian franchisees will be used in priority order to pay operating expenses of the special purpose financing entity, servicer fees to cover Arby's costs of administering the franchise license agreements, insurance premiums on the securitization notes and interest and principal on the securitization notes. Any residual cash, subject to holdback in the case that a debt service coverage ratio as defined in the securitization covenants is not met, will be available monthly for distribution to Triarc.

Triarc

      Triarc is a holding company whose ability to meet its cash requirements is primarily dependent upon its (1) aggregate $151.7 million of cash and cash equivalents and short-term investments, net of $11.6 million of obligations for short-term investments sold but not yet purchased, as of October 1, 2000, (2) additional cash and cash equivalents and short-term investments as a result of the Snapple Beverage Sale, (3) investment income on its cash equivalents and short-term investments and (4) cash flows from Arby's, including (a) reimbursement in connection with the providing of certain management services through October 31, 2000, (b) payments under a tax-sharing agreement and (c) loans, distributions and dividends from Arby's prior to or in connection with any consummation of the planned financing discussed above.

      Triarc  has   indebtedness  to  third  parties  under  the  8.95%  secured promissory note payable of $16.9 million as of October 1, 2000 assumed in connection with the acquisition of 280 Holdings which requires principal payments of $0.4 million during the fourth quarter of 2000. Triarc also has a $30.0 million intercompany demand note payable to National Propane Corporation. The note, as amended, bears interest payable semi-annually in cash at the specified minimum interest rate under the Internal Revenue Code, which was 6.5% at October 1, 2000. While this note requires the payment of interest in cash, Triarc currently expects to receive dividends from National Propane Corporation equal to the cash interest. The note requires no principal payments during 2000, assuming no demand is made thereunder, and none is anticipated.

      Triarc's  principal cash  requirements  for the fourth quarter of 2000 are
(1) capital expenditures of approximately $2.1 million, (2) the payment of approximately $1.0 million of interest accrued in connection with prior years IRS examinations, (3) debt principal repayments of $0.4 million on the secured promissory note, (4) the cost of business acquisitions by Triarc, if any, (5) repurchases, if any, of our Class A common stock for treasury under the repurchase program which expires in May 2001 and (6) payments of general corporate expenses. Triarc expects to be able to meet all of these cash requirements through (1) existing cash and cash equivalents and short-term investments, (2) additional cash and cash equivalents and short-term investments as a result of the Snapple Beverage Sale, (3) investment income, (4) receipts from Arby's under management services and tax-sharing agreements and (5) loans, distributions and dividends from Arby's prior to or in connection with any consummation of the planned financing discussed above.

Legal and Environmental Matters

      We are involved in litigation, claims and environmental matters incidental to our businesses. We have reserves for legal and environmental matters of $1.7 million as of October 1, 2000. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information and given our reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

     In connection with a class action lawsuit commenced in the Delaware Court of Chancery in June 1997 which asserted claims relating to certain awards of compensation in 1994-1997 to Nelson Peltz, our Chairman and Chief Executive Officer and a director, and Peter May, our President and Chief Operating Officer and a director, in August 2000 the parties to the lawsuit entered into a settlement agreement whereby, subject to the Court's approval: (1) the case will be dismissed with prejudice; (2) Messrs. Peltz and May will deliver a three-year note payable to us in the aggregate amount of $5.0 million; and (3) Messrs. Peltz and May will surrender an aggregate of 775,000 performance options awarded to them in 1994. On November 20, 2000 the Court held a final hearing to determine, among other things, whether to approve the settlement. At that hearing, the court took the issue under advisement. Should the settlement ultimately be approved, we would record pre-tax income of $5.0 million at that time for the payment due from Messrs. Peltz and May.

Seasonality

      Our continuing operations are not significantly impacted by seasonality, however our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, is effective for our fiscal year beginning January 1, 2001. Although we have not yet completed the process of identifying all of our derivative instruments, the only derivatives we believe we have are the conversion component of our short-term investments in convertible bonds, put and call options on equity and debt securities and a forward purchase obligation for our common stock. Since the derivative in our common stock is excluded from the derivatives within the scope of Statement 133 and since all of these derivatives are currently carried at fair value, the accounting for them would not be impacted by Statement 133. As such, the requirement to state the conversion component of our investments in convertible bonds and the put and call options at fair value should have no impact on our consolidated financial position or results of operations. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations. However, the provisions of Statement 133 are complex and since we have not yet completed the process of identifying all of our derivative instruments, we are unable to determine at this time the impact it will have on our consolidated financial position and results of operations.

      In December  1999 the  Securities  and  Exchange  Commission  issued Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which, as amended, would be required to be implemented no later than our fourth quarter of fiscal 2000. However, in our continuing restaurant franchise operations, we record revenues in accordance with Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue," which is excluded from the guidance under Bulletin 101. Accordingly, Bulletin 101 will not have any impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

       Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. In connection with the Snapple Beverage Sale on October 25, 2000, substantially all of the our long-term debt was repaid or assumed by the Purchaser and as of October 1, 2000 was included as a component of "Net non-current liabilities of discontinued operations" or "Net current assets of discontinued operations" in the accompanying condensed consolidated balance sheets. The remaining debt aggregates $20.8 million and principally consists of a 8.95% secured promissory note payable with a remaining principal balance of $16.9 million as of October 1, 2000. Prior to the Snapple Beverage Sale, we assessed the relative proportions of our debt under fixed versus variable rates to achieve our objectives. We generally used purchased interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually were at significantly higher than market interest rates prevailing at the time the cap agreements were entered into and were intended to protect against very significant increases in short-term interest rates. At October 1, 2000 we had one interest rate cap agreement relating to interest on $232.0 million of our aggregate $436.4 million of variable-rate term loans under our senior bank credit facility which provided for a cap which was approximately 1% higher than the prevailing interest rate at October 1, 2000. All of our variable rate debt consisting of $436.4 million of our terms loans and $13.0 million of revolving loans under our senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's was included in the debt repaid as a result of the Snapple Beverage Sale. In addition to our variable and fixed-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk reflecting the portfolio's maturities between one and eighteen years. The fair market value of all of our investments in debt securities will decline in value if interest rates increase.

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

 Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of investment limited partnerships and similar investment entities in which we have invested. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our primary export revenue exposures relate to royalties in Canada and, prior to the Snapple Beverage Sale, relate to sales in Canada, the Caribbean and Europe. As a result of the Snapple Beverage Sale, a portion of such foreign operations and such export sales are included as a component of "Income (loss) from discontinued operations" in the accompanying condensed consolidated statements of operations. Foreign operations and foreign export revenues of continuing operations for our most recent full fiscal year ended January 2, 2000 represented only 4% of our revenues and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2000 would not have had a material effect on our consolidated financial position or results of operations.

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

       We maintain investment portfolio holdings of various issuers, types and maturities. As of October 1, 2000, such investments consist of the following (in thousands):

       Cash equivalents included in "Cash and cash equivalents"
           on the accompanying condensed consolidated balance
           sheets..................................................$    109,118
       Short-term investments......................................      97,364
       Non-current investments.....................................      14,351
                                                                   ------------
                                                                   $    220,833
                                                                   ============

       Such investments are classified in the following general types or categories:

                                                                        Investments at
                                                           Investments   Fair Value or     Carrying
                Type                                         at Cost        Equity          Value      Percentage
                ----                                         -------        ------          -----      ----------
                                                                        (In thousands)

Cash equivalents ..........................................$   109,118   $   109,118    $   109,118       49.4%
Certificate of deposit, not highly liquid..................     15,000        15,000         15,000        6.8%
Company-owned securities accounted for as:
        Trading securities.................................     15,655        15,006         15,006        6.8%
        Available-for-sale securities......................     32,488        32,798         32,798       14.9%
Investments in investment limited  partnerships and
     similar investment  entities accounted for at:
        Cost...............................................     28,246        35,529         28,246       12.8%
        Equity.............................................      5,340        11,081         11,081        5.0%
Other non-current investments accounted for at:
        Cost...............................................      4,850         4,850          4,850        2.2%
        Equity.............................................      5,357         4,734          4,734        2.1%
                                                           -----------   -----------    -----------  ----------
Total cash equivalents and long investment positions ......$   216,054     $ 228,116    $   220,833      100.0%
                                                           ===========     =========    ===========  ==========

Securities sold with an obligation for us to
     purchase accounted for as trading securities..........$   (12,635)  $   (11,630)   $   (11,630)        N/A
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

Sensitivity Analysis

       For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at October 1, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the various rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated effects on the market value of our financial instruments as of October 1, 2000 based upon assumed immediate adverse effects as noted below.

Trading Portfolio:

                                                      Carrying       Equity
                                                        Value      Price Risk
                                                        -----      ----------
                                                          (In thousands)

       Equity securities .............................$  11,965    $  (1,197)
       Debt securities................................    3,041         (304)
       Securities sold but not yet purchased..........  (11,630)       1,163

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

       The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at October 1, 2000, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.


Other Than Trading Portfolio:

                                                            Carrying      Interest         Equity        Foreign
                                                              Value       Rate Risk      Price Risk   Currency Risk
                                                              -----       ---------      ----------   -------------
                                                                               (In thousands)

       Cash equivalents ...................................$   109,118    $      --      $      --     $     --
       Certificate of deposit, not highly liquid...........     15,000           --             --           --
       Available-for-sale equity securities ...............     28,347           --          (2,835)         --
       Available-for-sale debt securities..................      4,451          (490)           --           --
       Other investments ..................................     48,911          (591)        (3,100)        (548)
       Long-term debt......................................    889,822        (4,494)           --           --



       The cash equivalents are short-term in nature with a maturity of three months or less when acquired and the certificate of deposit, not highly liquid, is short term in nature with a maturity of seven months when renewed and, as such, a change in interest rates of one percentage point would not have a material impact on these investments or our consolidated financial position or results of operations. Long-term debt includes all of our debt including that which has been included as a component of "Net non-current liabilities of discontinued operations" and "Net current assets of discontinued operations" in the accompanying condensed consolidated balance sheets.

       The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous increase in market interest rates of one percentage point from their levels at October 1, 2000 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at October 1, 2000, both with all other variables held constant. The increase of one percentage point in market interest rates with respect to our available-for-sale debt securities represents an assumed average 11% decline in earnings as the weighted average interest rate of such debt securities at October 1, 2000 approximated 9%. The increase of one percentage point with respect to our long-term debt (1) represents an assumed average 10% increase in the market interest rates as the weighted average interest rate of our variable-rate debt at October 1, 2000 approximated 10% and (2) relates only to our variable-rate debt since a change in interest rates would not affect interest expense on our fixed-rate debt. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change in interest rates would have on our consolidated results of operations and not our consolidated financial position. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at October 1, 2000, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was assumed to be unchanged since January 2, 2000 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets.

       Pursuant to a contract entered into in 1999, as of October 1, 2000 we had a remaining obligation to repurchase an aggregate of 1,999,207 shares of our Class B common stock which are required to be purchased on or before August 19, 2001. At October 1, 2000 the aggregate $43,843,000 obligation related to this remaining purchase has been reflected as a separate line item between the liabilities and stockholders' equity sections in the accompanying condensed consolidated balance sheets with an equal offsetting increase in stockholders' deficit. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded obligation. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' deficit. Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

Part II.    Other Information

      This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively, "Triarc" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our expectations and are susceptible to a number of risks, uncertainties and other factors and our actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain franchisees; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of positive or adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes and demographic patterns; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development; the performance by material suppliers of their obligations under their supply agreements with franchisees; changes in business strategy or development plans; quality of the Company's and franchisees' management; availability, terms and deployment of capital; business abilities and judgment of the Company's and franchisees' personnel; availability of qualified personnel to the Company and to franchisees; labor and employee benefit costs; availability and cost of raw materials, ingredients and supplies and the potential impact on franchise royalties and franchisees' restaurant level sales that could arise from interruptions in the distribution of supplies of food and other products to franchisees; general economic, business and political conditions in the countries and territories where franchisees operate; changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.



Item 1.  Legal Proceedings

      As reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (the "Form 10-K"), three former court-appointed directors had asserted claims against Nelson Peltz, a director and the Chairman and Chief Executive Officer of Triarc, seeking, among other things, an order reinstating them to the Company's Board of Directors. As reported in the Form 10-K, by order dated February 10, 1999, the Federal District Court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him asserted in the actions, and on September 29, 1999, the three former directors filed a notice of appeal from the dismissal of their claims to the United States Court of Appeals for the Second Circuit. On August 21, 2000, the Court of Appeals affirmed the decision of the District Court. On September 26, 2000, the Court of Appeals denied the plaintiffs' request for a rehearing.

      As reported in the Form 10-K, Kamran Malekan and Daniel Mannion, two stockholders of the Company, commenced an action in the Delaware Court of Chancery asserting claims relating to certain awards of compensation to Nelson Peltz and Peter W. May, a director and the President and Chief Operating Officer of Triarc. As reported in the Form 10-K, on March 30, 2000 the parties entered into a memorandum of understanding to settle the case, subject to the execution of definitive settlement documents and approval by the Court. On August 17, 2000, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release whereby (subject to the Court's approval): (i) the case will be dismissed with prejudice; (ii) Messrs. Peltz and May will deliver a three-year note payable to the Company in the aggregate amount of $5.0 million; and (iii) Messrs. Peltz and May will surrender an aggregate of 775,000 performance options awarded to them in 1994. On November 20, 2000, the Chancery Court held a final hearing to determine, among other things, whether to approve the settlement. The Court took the issue under advisement.

      As reported in the Form 10-K, William Pallot filed a purported derivative action against the Company's directors and other defendants in the Supreme Court of the State of New York, New York County, asserting claims relating to the Company's purchase of certain of its shares from affiliates of Victor Posner and the Company's purchase and lease of certain aircraft. On October 31, 2000, the Court granted the defendants' motion to dismiss the action. On November 13, 2000, Pallot served a notice of appeal to the Appellate Division of the Supreme Court of the State of New York.

Item 5.  Other Information

       Sale of the Snapple Beverage Group

      On October 25, 2000, Triarc completed the sale of all the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. ("Royal Crown") to affiliates of Cadbury Schweppes plc for approximately $901 million in cash, subject to post-closing adjustment, plus the assumption of approximately $425 million of debt. Approximately $427 million of the cash received was used to repay outstanding amounts under a senior bank credit facility maintained by Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc., Royal Crown and RC/Arby's Corporation. The transaction included the sale of the Snapple Beverage Group's premium beverage business - Snapple(R), Mistic(R) and Stewart's(R) - and soft drinks concentrates business - Royal Crown(R), Diet Rite(R), RC Edge(R) and Nehi(R).

      Prior to the sale of the Snapple Beverage Group, employees of the Snapple Beverage Group agreed to surrender options to acquire an aggregate of 912,169 shares of Triarc Class A Common Stock for an aggregate payment of approximately $6.2 million, representing the aggregate spread between $23.75 (the closing price of the Class A Common Stock on October 13, 2000) and the exercise price of such options. Triarc also agreed to pay cash compensation to certain of those individuals equal to the product of (i) the excess of the average of the five highest closing prices for Class A Common Stock during the 90-day period following the closing of the sale of the Snapple Beverage Group over $23.75 and
(ii) the number of options surrendered by such individual.

      Arby's Financing

      On November 3, 2000, Triarc announced that its restaurant franchising subsidiary, Arby's, Inc., intends to offer approximately $290 million of fixed rate insured notes ("Notes"), through a special purpose financing vehicle, pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Notes will be backed by Arby's franchise royalty payments. The financing is expected to close by the end of the fourth quarter of 2000, and Triarc expects to receive net cash available proceeds of approximately $250 million from the financing, which is net of approximately $30 million of proceeds to be put into a reserve account, as well as transaction fees and expenses. There can be no assurance, however, that the financing will be consummated.

      Taking into account the sale of the Snapple Beverage Group and assuming the consummation of the Arby's financing, Triarc's cash and investment position, net of current cash tax liabilities related to the sale of the Snapple Beverage Group, will be in excess of $700 million and pro forma debt will be approximately $310 million. Triarc is evaluating options for the use of its cash, including acquisitions, share repurchases and investments.

      The Notes will be offered only to certain qualified institutional buyers in the United States and to certain non-U.S. persons in reliance on Regulation S under the Securities Act. The Notes proposed to be issued will not be registered under the Securities Act, and may not be offered or sold within the United States except pursuant to an exemption from the Securities Act, or in a transaction not subject to the registration requirements of the Securities Act. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy such Notes, nor shall there be any sale of Notes in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or jurisdiction.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      2.1 - Agreement and Plan of Merger dated September 15, 2000, among Cadbury Schweppes plc, CSN Acquisition Inc., CRC Acquisition Inc., Triarc Companies, Inc., Snapple Beverage Group, Inc. and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).

     4.1 - Supplemental Indenture No. 1, dated as of October 25, 2000, by and among Triarc Companies, Inc., SBG Holdings Inc. and The Bank of New York, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

     4.2 - Supplemental Indenture No. 5, dated as of October 25, 2000, by and among Triarc Consumer Products Group LLC, Snapple Beverage Group, Inc., RCAC, LLC, Promociones Holdings, LLC and The Bank of New York, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

     4.3 - Supplemental Indenture No. 6, dated as of October 25, 2000, by and among Triarc Consumer Products Group, LLC, Snapple Beverage Group, Inc., Arby's Acquisition, LLC, RCAC, LLC and The Bank of New York, incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

     4.4 - Supplemental Indenture No. 7, dated as of October 25, 2000, by and among Triarc Consumer Products Group, LLC, Snapple Beverage Group, Inc., SBG Holdings Inc., the Subsidiary Guarantors party thereto and The Bank of New York, incorporated herein by reference to Exhibit 4.4 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

     10.1 - Tax Agreement dated as of September 15, 2000, by and among Cadbury Schweppes plc, SBG Holdings Inc., Triarc Companies, Inc. and Triarc Consumer Products Group, LLC, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).

     10.2 - Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to
Exhibit 10.1 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

     27.1 - Financial Data Schedule for the nine month period ended October 1, 2000, submitted to the Securities and Exchange Commission in electronic format.

     27.2 - Financial Data Schedule for the nine month period ended October 3, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.

(b)   Reports on Form 8-K

      The Registrant filed a report on Form 8-K on September 20, 2000, which included information under Items 5 and 7 of such form.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRIARC COMPANIES, INC.
                                          (Registrant)




Date: November 20, 2000                   By: /S/ JOHN L. BARNES, JR.
                                          ---------------------------
                                          John L. Barnes, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (On behalf of the Company)



                                          By: /S/ FRED H. SCHAEFER
                                          ------------------------
                                          Fred H. Schaefer
                                          Senior Vice President and
                                          Chief Accounting Officer
                                          (Principal accounting officer)

                             Exhibit Index
                             -------------

Exhibit
  No.                   Description                                   Page No.
--------                ----------------                             ---------

2.1 - Agreement and Plan of Merger dated September 15, 2000, among Cadbury Schweppes plc, CSN Acquisition Inc.,
        CRC Acquisition Inc., Triarc Companies, Inc., Snapple Beverage Group, Inc. and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).

4.1 - Supplemental Indenture No. 1, dated as of October 25, 2000, by and among Triarc Companies, Inc., SBG Holdings Inc. and The Bank of New York, incorporated herein by reference to
        Exhibit 4.1 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

4.2 - Supplemental Indenture No. 5, dated as of October 25, 2000, by and among Triarc Consumer Products Group LLC, Snapple Beverage Group, Inc., RCAC, LLC, Promociones Holdings, LLC and The Bank of New York, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

4.3 - Supplemental Indenture No. 6, dated as of October 25, 2000, by and among Triarc Consumer Products Group, LLC, Snapple Beverage Group, Inc., Arby's Acquisition, LLC, RCAC, LLC and The Bank of New York, incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).

4.4 - Supplemental Indenture No. 7, dated as of October 25, 2000, by and among Triarc Consumer Products Group, LLC, Snapple Beverage Group, Inc., SBG Holdings Inc., the Subsidiary Guarantors party thereto and The Bank of New York, incorporated herein by reference to Exhibit 4.4 to Triarc's Current Report on Form 8-K dated November 8,
        2000 (SEC file no. 1-2207).

10.1 - Tax Agreement dated as of September 15, 2000, by and among Cadbury Schweppes plc, SBG Holdings Inc., Triarc Companies, Inc. and Triarc Consumer Products Group, LLC, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).

10.2  - Indemnity Agreement, dated as of October 25, 2000 between
        Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated November 8,
        2000 (SEC file no. 1-2207).

27.1  - Financial Data Schedule for the nine month period ended
        October 1, 2000, submitted to the Securities and Exchange
        Commission in electronic format.

27.2  - Financial Data Schedule for the nine month period ended
        October 3, 1999, on a restated basis, submitted to the Securities and Exchange Commission in electronic format.