Form 10-Q/A
period 2000-10-01
TRIARC COMPANIES INC
filed 2001-04-02
CIK 30697

-------------------------------------------------------------------------------




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
                ---------------------------------------------------
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

      This Form 10-Q/A of Triarc Companies, Inc. ("Triarc") constitutes Amendment No. 1 (the "Amended Form 10-Q") to Triarc's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000 (the "Original Form 10-Q") which was filed with the Securities and Exchange Commission on November 20, 2000. This amendment includes Part I, Financial Information - Item 1, Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, both in their entirety. The changes to these items from the Original Form 10-Q are set forth in note 10 to the condensed consolidated financial statements. No changes have been made in the Amended Form 10-Q to update any information or disclosures in the Original Form 10-Q for developments subsequent to the November 20, 2000 filing date of the original Form 10-Q.


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




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended            Nine months ended
                                                                ------------------------    ---------------------------
                                                                 October 3,   October 1,      October 3,     October 1,
                                                                   1999          2000           1999            2000
                                                                   ----          ----           ----            ----
                                                                      (In thousands except per share amounts)
                                                                                     (Unaudited)


Royalties, franchise fees and other revenues....................$   20,891   $   22,574     $    59,092     $  63,252
                                                                ----------   ----------     -----------     ---------

Costs and expenses:
    General and administrative..................................    18,939       16,842          50,745        52,900
    Depreciation and amortization...............................     1,341        1,352           3,782         4,066
                                                                ----------   ----------     -----------    ----------
                                                                    20,280       18,194          54,527        56,966
                                                                ----------   ----------     -----------    ----------
      Operating profit .........................................       611        4,380           4,565         6,286
Interest expense................................................    (1,535)        (521)         (3,993)       (1,764)
Investment income, net..........................................     3,833        6,973          15,265        28,045
Gain on sale of business........................................     1,009          --            1,009           --
Other income, net...............................................       379           91           1,806           326
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations before income
         taxes..................................................     4,297       10,923          18,652        32,893
Provision for income taxes......................................    (2,138)      (4,218)         (8,379)      (13,605)
                                                                ----------   ----------     -----------    ----------
      Income from continuing operations.........................     2,159        6,705          10,273        19,288
Income (loss) from discontinued operations......................    12,087       (3,337)          6,945        (8,610)
                                                                ----------   ----------     -----------    ----------
      Income before extraordinary charges.......................    14,246        3,368          17,218        10,678
Extraordinary charges...........................................       --           --          (12,097)          --
                                                                ----------   ----------     -----------    ---------
      Net income................................................$   14,246   $    3,368     $     5,121    $   10,678
                                                                ==========   ==========     ===========    ==========

Basic income (loss) per share:

      Income from continuing operations.........................$      .09   $      .29     $       .38    $      .82
      Income (loss) from discontinued operations................       .49         (.14)            .26          (.37)
      Extraordinary charges.....................................       --           --             (.45)          --
                                                                ----------   ----------     -----------    ----------
      Net income................................................$      .58   $      .15     $       .19    $      .45
                                                                ==========   ==========     ===========    ==========
Diluted income (loss) per share:

      Income from continuing operations.........................$      .08   $      .28     $       .37    $      .78
      Income (loss) from discontinued operations................       .47         (.14)            .25          (.35)
      Extraordinary charges.....................................       --           --             (.44)          --
                                                                ----------   ----------     -----------    ----------
      Net income................................................$      .55   $      .14     $       .18    $      .43
                                                                ==========   ==========     ===========    ==========





   See  accompanying  notes  to  condensed   consolidated financial statements.




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine months ended
                                                                                              ---------------------------------
                                                                                                  October 3,        October 1,
                                                                                                     1999             2000
                                                                                                     ----             ----
                                                                                                        (In thousands)
                                                                                                          (Unaudited)

Cash flows from continuing operating activities:
    Net income...............................................................................$      5,121       $  10,678
    Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
         Depreciation and amortization of properties.........................................       1,856           2,623
         Amortization of costs in excess of net assets of acquired companies,
           trademarks and certain other items ...............................................       1,926           1,443
         Write-off of unamortized deferred financing costs and interest rate cap
           agreement costs...................................................................      11,446             --
         Deferred income tax provision.......................................................       4,872          13,605
         Operating investing adjustments, net (see below)....................................      10,696         (10,129)
         Capital structure reorganization related charges....................................       1,997             293
         (Income) loss from discontinued operations..........................................      (6,945)          8,610
         Other, net..........................................................................      (1,087)          3,443
         Changes in operating assets and liabilities:
           Decrease in receivables...........................................................         150           1,654
           Decrease in prepaid expenses......................................................         733              63
           Increase (decrease) in accounts payable and accrued expenses  ....................      (5,832)          2,516
                                                                                             ------------       ---------
                Net cash provided by continuing operating activities.........................      24,933          34,799
                                                                                             ------------       ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below)...................................................     (49,302)         45,614
    Capital expenditures.....................................................................      (7,432)        (10,421)
    Other....................................................................................         329           1,400
                                                                                             ------------       ---------
                Net cash provided by (used in) continuing investing activities...............     (56,405)         36,593
                                                                                             ------------       ---------
Cash flows from continuing financing activities:
    Repurchases of common stock for treasury.................................................    (117,101)        (42,373)
    Repayments of long-term debt.............................................................        (684)         (3,535)
    Proceeds from stock option exercises ....................................................       6,252           6,218
                                                                                             ------------       ---------
                 Net cash used in continuing financing activities............................    (111,533)        (39,690)
                                                                                             ------------       ---------
Net cash provided by (used in) continuing operations.........................................    (143,005)         31,702
Net cash provided by (used in) discontinued operations.......................................     157,635         (47,361)
                                                                                             ------------       ---------
Net increase (decrease) in cash and cash equivalents.........................................      14,630         (15,659)
Cash and cash equivalents at beginning of period.............................................     118,997         127,843
                                                                                             ------------       ---------
Cash and cash equivalents at end of period...................................................$    133,627       $ 112,184
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

     The income (loss) from discontinued operations consisted of the following (in thousands):


                                                         Three months ended                 Nine months ended
                                                     ----------------------------      --------------------------
                                                      October 3,      October 1,        October 3,     October 1,
                                                         1999            2000              1999           2000
                                                         ----            ----              ----           ----

         Income (loss) from operations of the
           discontinued operations, net of
           income taxes
               Beverage businesses..................$      1,025      $    (3,337)     $    (3,633)    $  (8,610)
               Propane business.....................        (203)             --            (1,616)          --
                                                    ------------      -----------      -----------     ---------
                                                             822           (3,337)          (5,249)       (8,610)
         Gain on sale of propane business, net
           of income taxes..........................      11,265              --            12,194           --
                                                    ------------      -----------      -----------     ---------
                                                    $     12,087      $    (3,337)     $     6,945     $  (8,610)
                                                    ============      ===========      ===========     =========



     The income (loss) from operations of the discontinued operations consisted of the following (in thousands):



                                                         Three months ended                 Nine months ended
                                                     ----------------------------      --------------------------
                                                      October 3,      October 1,        October 3,     October 1,
                                                         1999            2000              1999           2000
                                                         ----            ----              ----           ----

         Revenues...................................$    229,820      $   220,578      $   620,636     $ 636,087
         Operating profit...........................      30,184           22,342           60,888        60,876
         Equity in losses of propane business.......         (67)             --            (2,559)          --
         Income (loss) before income taxes..........       8,346              941             (464)       (4,784)
         Provision for income taxes.................      (7,524)          (4,278)          (4,785)       (3,826)
         Net income (loss)..........................         822           (3,337)          (5,249)       (8,610)



     The Company's discontinued operations had provisions for income taxes representing effective rates of 90% and 455% for the three months ended October 3, 1999 and October 1, 2000, respectively, which are significantly higher than the United States Federal statutory income tax rate of 35%, and had a provision for income taxes despite a loss before income taxes for the nine months ended October 3, 1999 and October 1, 2000 principally due to (1) the amortization of non- deductible unamortized costs in excess of net assets of acquired companies,
(2) the differing impact of the mix of pre-tax loss or income among the consolidated entities since the Company files state income tax returns on an individual company basis and (3) for the three-month periods ended October 3, 1999 and October 1, 2000 the effect thereon of catch-up adjustments of year-to-date increases in the estimated full year effective tax rates due to decreases in the then estimates of full year pre-tax income of the discontinued operations.

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

(5)  Comprehensive Income

     The following is a summary of the components of comprehensive income, net of income taxes (in thousands):



                                                                         Three months ended             Nine months ended
                                                                    --------------------------    -------------------------
                                                                      October 3,     October 1,     October 3,   October 1,
                                                                        1999           2000           1999         2000
                                                                        ----           ----           ----         ----

     Net income .....................................................$  14,246      $    3,368    $    5,121   $   10,678
     Unrealized appreciation (depreciation) of available-for-sale
         securities..................................................   (4,979)          1,071         2,594        1,416
     Reclassification adjustments for prior period
        (appreciation) depreciation of securities sold during
        the year......................................................      99            (669)         (434)      (6,374)
     Equity in the decrease in unrealized gain on retained
        interest which is accounted for similarly to an
        available-for-sale security...................................     (10)            (16)          (23)         (54)
     Net change in currency translation adjustment....................      88               3           (39)        (106)
                                                                      --------      ----------    ----------   ----------
           Comprehensive income......................................$   9,444      $    3,757    $    7,219   $    5,560
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

(10)  Restatement of Financial Statements

      The Company has restated the accompanying condensed consolidated statements of operations and cash flows and note 2 to the condensed consolidated financial statements to reflect the reversal of charges for general and administrative costs to discontinued operations which had been paid under management services agreements. Such charges amounted to $1,769,000, or
$1,132,000 after-tax, and $1,475,000, or $944,000 after tax, for the three months ended October 3, 1999 and October 1, 2000, respectively, and $5,091,000, or $3,258,000 after tax, and $4,940,000, or $3,162,000 after tax, for the nine months ended October 3, 1999 and October 1, 2000, respectively. This reversal results in a decrease in income from continuing operations and an equal corresponding increase in income from discontinued operations or decrease in loss from discontinued operations, as applicable, for each of the periods presented. This change was determined in connection with the Company finalizing its accounting for certain discontinued operations sold during the Company's fourth fiscal quarter of 2000 and has been made in accordance with the guidance under Issue No. 87-24 of the Financial Accounting Standards Board Emerging Issues Task Force which indicates that it is preferable not to allocate general corporate overhead to discontinued operations.

      Basic and diluted extraordinary charges and net income per share are unchanged. Basic income from continuing operations per share decreased by $.04 for both the three months ended October 3, 1999 and October 1, 2000 and by $.13 for both the nine months ended October 3, 1999 and October 1, 2000. Diluted income from continuing operations per share decreased by $.05 for the three months ended October 3, 1999, $.03 for the three months ended October 1, 2000 and by $.12 for both the nine months ended October 3, 1999 and October 1, 2000. Each of these decreases in income from continuing operations per share is offset by an equal corresponding increase in income from discontinued operations per share or decrease in loss from discontinued operations per share, as applicable, for each of the periods presented.

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

Results of Operations

Nine Months Ended October 1,2000 Compared with Nine Months Ended October 3, 1999

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

General and Administrative

      Our general and administrative expenses increased $2.2 million, or 4.2%, to $52.9 million for the nine months ended October 1, 2000 from $50.7 million for the nine months ended October 3, 1999. The increase in general and administrative expenses reflects (1) higher expenses of $1.7 million from $5.2 million in the first nine months of 1999 to $6.9 million in the first nine months of 2000 related to the full period effect in 2000 compared with the period from May 3 to October 3 in 1999 of new executive salary arrangements and an executive bonus plan effective May 3, 1999, (2) increases of $2.6 million in other compensation and related benefit costs, (3) provisions of $1.2 million in the first nine months of 2000 for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products, (4) higher insurance costs of $0.7 million and (5) other inflationary increases. These increases were partially offset by (1) non-recurring 1999 expenses of $2.2 million related to our lease of an airplane from Triangle Aircraft Services Corporation, a company owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer, through January 19, 2000 at which time we acquired 280 Holdings, LLC, the entity that at the time of the acquisition owned the airplane, (2) a $1.7 million decrease to $0.3 million for the nine months ended October 1, 2000 from $2.0 million for the nine months ended October 3, 1999 in the capital structure reorganization related charges recognized by Triarc in the first nine months of 2000 related to equitable adjustments that were made in 1999 to the terms of then outstanding options under the stock option plan of Snapple Beverage Group (see below) and
(3) the favorable settlement of insurance claims by the purchaser of an insurance subsidiary that we sold in 1998 resulting in the collection in the 2000 second quarter of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale.

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

Depreciation and Amortization

     Our depreciation and amortization expense increased $0.3 million to $4.1 million, or 7.5%, for the nine months ended October 1, 2000 from $3.8 million for the nine months ended October 3, 1999. This increase in depreciation and amortization principally reflects the 2000 depreciation of $1.3 million on the airplane since the acquisition of 280 Holdings on January 19, 2000, partially offset by a decrease in amortization of $0.8 million reflecting (1) an increase in the estimated useful lives on $8.6 million of airplane leasehold improvements as a result of the acquisition of 280 Holdings on January 19, 2000 and (2) a $2.5 million payment made in 1997 for the option to continue to lease the airplane which, commencing in January 2000, was no longer amortized since the remaining unamortized portion was repaid to us in connection with the acquisition of 280 Holdings.

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

Income Taxes

      The provision for income taxes represented effective rates of 41% for the nine months ended October 1, 2000 and 45% for the nine months ended October 3, 1999. The effective rate is lower in the first nine months of 2000 principally due to the impact of the amortization of non-deductible costs in excess of net assets of acquired companies, which we refer to as goodwill. Such effect is lower in the first nine months of 2000 due to higher projected 2000 full-year pre-tax income compared with the then projected 1999 full-year pre-tax income as of the end of the first nine months of 1999.

Discontinued Operations

      Income (loss) from discontinued operations was a loss of $8.6 million for the nine months ended October 1, 2000 compared with income of $6.9 million for the nine months ended October 3, 1999. This $15.5 million decline is principally a result of (1) the absence in the 2000 period of a $12.2 million gain on sale of our propane business, of which $11.0 million was from the July 1999 sale of 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and (2) a $4.9 million increase in the net loss from our discontinued beverage businesses which were sold on October 25, 2000. The $4.9 million increase in the net loss of our beverage businesses, despite operating profit being essentially unchanged as discussed below, was principally due to the after-tax effect of increased interest expense resulting from higher average interest rates in the 2000 period and higher average levels of debt due to the full nine month effect in the 2000 period of a February 25, 1999 debt refinancing.

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

      Operating profit of the beverage businesses was essentially unchanged at $60.9 million for both the nine months ended October 1, 2000 and October 3, 1999. Premium beverage operating profit declined $2.5 million, or 5.1%, despite the increase in revenues principally due to (1) a slight decline in gross margins due to a shift in product mix to lower- margin products in the 2000 period and increased freight and handling costs as a result of beginning the use of warehousing for our finished products during the second half of 1999 and (2) an increase in operating expenses, including amortization of goodwill, trademarks and other intangibles, primarily as a result of the 1999 and 2000 acquisitions of two of our premium beverage distributors. These decreases were partially offset by a $2.7 million reduction in the capital structure reorganization related charges which resulted from the cash payment component of a 1999 equitable adjustment of stock option prices under the Snapple Beverage Group stock option plan recognized by Snapple Beverage Group as previously explained in more detail with respect to the charge recognized by Triarc under "General and administrative" above. The reduction is due to the initial charge in the 1999 period including the cumulative vesting of the cash to be paid compared with the 2000 charge reflecting only the vesting during that period. Soft drink concentrate operating profit increased $2.5 million principally due to (1) the effect of the increase in revenues and (2) an increase in gross margins resulting from higher average selling prices from domestic concentrate price increases and the conversion, commencing in December 1999, from the use of the raw material aspartame to the less costly Ace-K/sucralose blend in its diet products.

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

General and Administrative

      Our general and administrative expenses decreased $2.1 million, or 11.1%, to $16.8 million for the three months ended October 1, 2000 from $18.9 million for the three months ended October 3, 1999. The decrease primarily reflects (1) lower expenses of $3.5 million from $4.8 million in the 1999 third quarter to $1.3 million in the 2000 third quarter related to the new executive salary arrangements and an executive bonus plan effective May 3, 1999 and (2) non-recurring 1999 expenses of $0.8 million related to our airplane lease as discussed in more detail in the comparison of the nine- month periods. Such decreases were partially offset by (1) increases of $1.0 million in other compensation and related benefit costs, (2) provisions of $0.7 million in the 2000 third quarter for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products, (3) higher insurance costs of $0.2 million and (4) other inflationary increases, all as previously discussed in the comparison of the nine-month periods. The new executive bonus plan was approved by our stockholders in September 1999 and, accordingly, we recognized charges for executive bonuses during the 1999 third quarter for the five month period from the May 3, 1999 effective date through October 3, 1999 compared with only the three month period from July 3, 2000 through October 1, 2000 in the 2000 third quarter. In addition, executive bonuses were lower in the 2000 third quarter as a result of the decline in operating profit of our premium beverage business included in "Income (loss) from discontinued operations."

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

Income Taxes

     The provision for income taxes represented effective rates of 39% for the three months ended October 1, 2000 and 50% for the three months ended October 3, 1999. The effective rate is lower in the 2000 third quarter than in 1999 principally due to the differing effect of catch up adjustments to the year-to-date effective rates as set forth in the comparison of the nine-month periods and to a lesser extent the impact of the amortization of non-deductible goodwill. The catch up effect of a year-to-date decrease in the 2000 estimated full-year effective tax rate reflecting an increase in projected full-year pre-tax income had the effect of lowering the 2000 third quarter tax rate while the catch up effect of a year-to-date increase in the 1999 estimated full-year effective tax rate reflecting a decrease in projected full-year pre-tax income had the effect of increasing the 1999 third quarter tax rate. The effect of the amortization of goodwill is lower in the 2000 third quarter due to higher pre-tax income for the 2000 third quarter than the 1999 third quarter.

Discontinued Operations

     Income (loss) from discontinued operations was a loss of $3.3 million for the three months ended October 1, 2000 compared with income of $12.1 million for the three months ended October 3, 1999. This $15.4 million decline is principally a result of (1) the absence in the 2000 third quarter of an $11.3 million gain on sale of our propane business, of which $11.0 million was from the July 1999 sale of the 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and (2) a $4.3 million increase in the net loss from our discontinued beverage businesses principally due to the after-tax effect of a decline in operating profit primarily attributable to a decrease in revenues, both as discussed below.

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

     Operating profit of the beverage businesses decreased $7.9 million, or 26.0%, to $22.3 million for the three months ended October 1, 2000 from $30.2 million for the three months ended October 3, 1999. Premium beverage operating profit declined $8.9 million, or 34.3%, due principally to (1) the effect of the decline in revenues, (2) a slight decline in gross margins due to a shift in product mix to lower-margin products in the 2000 third quarter and increased freight and handling costs as a result of increased use of warehousing for our finished products and (3) increased operating expenses resulting principally from our recent acquisition of one of our premium beverage distributors. Soft drink concentrate operating profit increased $1.0 million, or 23.8%, due to (1) the effect of the increase in revenues and (2) an increase in gross margins resulting from higher average selling prices from domestic concentrate price increases and the conversion, commencing in December 1999, from the use of the raw material aspartame to the less costly Ace- K/sucralose blend in its diet products.

     Our discontinued beverage operations had provisions for income taxes representing effective rates of 455% and 90% for the three months ended October 1, 2000 and October 3, 1999, respectively, which are significantly higher than the United States Federal statutory income tax rate of 35%, principally due to
(1) the amortization of non-deductible goodwill, (2) the differing impact of the mix of pre-tax loss or income among the consolidated entities since we file state income tax returns on an individual company basis and (3) the effect on the quarters of catch-up adjustments of year-to-date increases in the estimated full year effective tax rates due to decreases in the then estimates of full year pre-tax income of the discontinued operations.

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

Cash Flows From Continuing Operations

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $34.8 million during the nine months ended October 1, 2000 reflecting (1) income from continuing operations of $19.3 million, (2) non-cash charges, principally deferred income tax provision and depreciation and amortization, of $21.4 million and (3) cash provided by changes in operating assets and liabilities of $4.2 million, all partially offset by operating investment adjustments of $10.1 million.

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

Cash Requirements

     As of October 1, 2000, our consolidated cash requirements for the fourth quarter of 2000, exclusive of operating cash flow requirements including the payment of approximately $1.0 million of interest accrued in connection with prior years IRS examinations, consist principally of (1) capital expenditures of approximately $2.3 million, (2) scheduled debt principal repayments aggregating $0.8 million, (3) the cost of business acquisitions, if any, and (4) repurchases, if any, of our Class A common stock for treasury under the repurchase program which expires in May 2001. We anticipate meeting all of these requirements through (1) an aggregate $197.9 million of existing cash and cash equivalents and short- term investments, net of $11.6 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of October 1, 2000,
(2) additional cash and cash equivalents and short-term investments as a result of the Snapple Beverage Sale and (3) cash flows from operations.

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

                                         TRIARC COMPANIES, INC.
                                         (Registrant)




Date: April 2, 2001                      By: /S/ JOHN L. BARNES, JR.
                                         ---------------------------
                                         John L. Barnes, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (On behalf of the Company)



                                         By: /S/ FRED H. SCHAEFER
                                         ------------------------
                                         Fred H. Schaefer
                                         Senior Vice President and
                                         Chief Accounting Officer
                                         (Principal accounting officer)