Form 10-K
period 2000-12-31
TRIARC COMPANIES INC
filed 2001-04-02
CIK 30697

                                     [Logo]

                             TRIARC COMPANIES, INC.
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                                      None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $364,523,640 as of March 15, 2001. There were 20,250,469 shares of the registrant's Class A Common Stock and 1,999,207 shares of the registrant's Class B Common Stock outstanding as of March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this 10-K incorporates information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after December 31, 2000.

________________________________________________________________________________

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

    Certain statements in this Annual Report on Form 10-K, including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,' that are not historical facts, including most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries and those statements preceded by, followed by, or that include the words 'may,' 'believes,' 'expects,' 'anticipates,' or the negation thereof, or similar expressions, constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

     Competition, including new product and concept development and pricing pressures resulting from competitive discounting;

     Success of operating initiatives;

     The ability to attract and retain franchisees;

     Development and operating costs;

     The effectiveness of advertising and promotional efforts;

     Brand awareness;

     The existence or absence of adverse publicity;

     Market acceptance of new product offerings;

     Changing trends in consumer tastes and preferences (including changes resulting from health or safety concerns with respect to the consumption of beef) and in spending and demographic patterns;

     The business viability of our key franchisees;

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

     Labor and employee benefit costs;

     Availability and cost of raw materials, ingredients and supplies and the potential impact on royalty revenues and franchisees' restaurant level sales that could arise from interruptions in the distribution of supplies of food and other products to franchisees;

     General economic, business and political conditions in the countries and territories in which franchisees operate;

     Changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements;

     The costs, uncertainties and other effects of legal and administrative proceedings;

     The impact of general economic conditions on consumer spending;

     Adverse weather conditions; and

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

ITEM 1. BUSINESS.

INTRODUCTION

    We are a holding company and, through our subsidiaries, a restaurant franchisor. Through our subsidiary Arby's, Inc. (which does business as the Triarc Restaurant Group) and its subsidiaries, we are the franchisor of the Arby's'r' restaurant system.

    Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is
(212) 451-3000. Our website address is: www.triarc.com. Information contained on our website is not part of this Annual Report on Form 10-K.

BUSINESS STRATEGY

    The key elements of our business strategy include (i) focusing our resources on our restaurant franchising business, (ii) evaluating and making various acquisitions and business combinations to augment our current and future businesses, (iii) building strong operating management teams for each of our current and future businesses and (iv) providing strategic leadership and financial resources to enable such management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

    Taking into account the recently completed sale of the Snapple Beverage Group and the consummation of the Arby's securitization (each described below in this Item 1), the Company's cash, cash equivalents (including restricted cash) and investment position, net of current cash tax liabilities related to the beverage group sale, at December 31, 2000 was approximately $705 million.
At such date, the Company's consolidated indebtedness was approximately $309 million, including approximately $289 million of Arby's non-recourse debt.
The Company's cash, cash equivalents and investments (other than approximately $30.7 million of restricted cash) do not secure such Arby's debt. The Company is evaluating its options for the use of this significant cash and investment position, including acquisitions, share repurchases and investments.

SALE OF BEVERAGE BUSINESS

    On October 25, 2000, we completed the sale of our beverage business by selling all the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc for approximately $896 million in cash, subject to post-closing adjustment, plus the assumption by such affiliates of Cadbury of approximately $425 million of debt. Approximately $427 million of the cash received was used to repay outstanding amounts under a senior bank credit facility maintained by Snapple Beverage Corp., Mistic Brands, Inc., Stewart's Beverages, Inc., Royal Crown and RC/Arby's Corporation. The transaction included the sale of the Snapple Beverage Group's premium beverage business -- Snapple'r', Mistic'r' and Stewart's'r' -- and soft drink concentrates business -- Royal Crown'r', Diet Rite'r', RC Edge and Nehi'r'.

ARBY'S SECURITIZATION

    On November 21, 2000 our subsidiary Arby's Franchise Trust, a newly formed special purpose financing vehicle, completed an offering of $290 million of 7.44% non-recourse fixed rate insured notes due 2020 pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes are secured by Arby's'r' branded United States and Canadian franchise royalty payments and fees. The notes are rated Aaa, AAA and AAA by Moody's Investors Services, Inc., Standard & Poor's Ratings Services and Fitch, Inc., respectively. Timely payment of interest and the remaining outstanding principal of the notes on the legal final payment date are guaranteed by a financial guaranty insurance policy issued by Ambac Assurance Corporation, reinsured on a first loss basis by European Reinsurance Company of Zurich, Bermuda branch, a subsidiary of Swiss Re Group. Triarc received net cash available proceeds of approximately $250 million from the financing, which is net of approximately $30 million of proceeds that are in a reserve account, as well as transaction fees and expenses.

    In connection with the financing, Arby's engaged in a corporate restructuring pursuant to which it formed a wholly-owned Delaware statutory business trust, Arby's Franchise Trust, which became the franchisor of the Arby's restaurant system in the United States and Canada. Arby's contributed its U.S. and Canadian franchise agreements, development agreements, license option agreements and the rights to the revenues from those agreements to Arby's Franchise Trust. Arby's also formed a new wholly-owned Delaware statutory business trust, Arby's IP Holder Trust, and contributed to it all of the intellectual property, including the Arby's trademark, necessary to operate the Arby's franchise system in the United States and Canada. Arby's IP Holder Trust has granted Arby's Franchise Trust a 99-year exclusive license to use such intellectual property. Arby's continues to service the franchise agreements relating to U.S. franchises, and Arby's of Canada, Inc., a wholly-owned subsidiary of Arby's, services the franchise agreements relating to Canadian franchises with the assistance of Arby's. The servicing functions are performed pursuant to separate servicing agreements with Arby's Franchise Trust pursuant to which the servicers receive servicing fees from Arby's Franchise Trust equal to their expenses, subject to a specified cap for any 12-month period. Any residual cash flow received by Arby's Franchise Trust, after taking into account all required monthly payments under the notes, including interest and targeted principal repayments, may be distributed by Arby's Franchise Trust to Arby's. See Note 9 to our Consolidated Financial Statements.

    The Notes are not registered and will not be registered under the Securities Act, and may not be offered or sold within the United States except pursuant to an exemption from the Securities Act, or in a transaction not subject to the registration requirements of the Securities Act. This Form 10-K shall not constitute an offer to sell or a solicitation of an offer to buy such Notes, nor shall there be any sale of Notes in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

REPURCHASE OF CLASS B COMMON STOCK

    On August 19, 1999, we announced that our Board of Directors had unanimously approved a stock purchase agreement between the Company and two entities controlled by Victor Posner, Victor Posner Trust No. 6 and Security Management Corp., pursuant to which we will acquire from the Posner entities all of the 5,997,622 issued and outstanding shares of our non-voting Class B Common Stock in three separate transactions. Pursuant to the agreement we acquired one-third of the shares (1,999,208 shares) on August 19, 1999, at a price of $20.44 per share (which was the trading price of our Class A Common Stock at the time the transaction was negotiated), for an aggregate cost of approximately $40.9 million and one-third of the shares (1,999,207 shares) on August 10, 2000, at a price of $21.18 per share, for an aggregate cost of approximately $42.3 million. We will acquire the remaining shares (1,999,207 shares) on or before August 19, 2001, subject to extension in certain limited circumstances, at a price of $21.93 per share (an aggregate cost of approximately $43.8 million). The Posner entities have placed the shares to be acquired at the subsequent closing in escrow pending their repurchase.
                                                                               3

FISCAL YEAR

    Effective January 1, 1997, we adopted a 52/53 week fiscal year convention for the Company and our subsidiaries (other than National Propane Corporation) whereby our fiscal year ends each year on the Sunday that is closest to December 31 of such year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

BUSINESS SEGMENT

                     RESTAURANT FRANCHISING SYSTEM (ARBY'S)

THE ARBY'S RESTAURANT SYSTEM

    Through the Arby's restaurant franchising business, we participate in the approximately $100 billion quick service restaurant segment of the domestic restaurant industry. There are over 3,200 Arby's restaurants in the United States and Canada and Arby's is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. Arby's celebrated its 36th anniversary in 2000 and according to Nation's Restaurant News, is the 10th largest quick service restaurant chain in the United States. In addition to various slow-roasted roast beef sandwiches, Arby's also offers an extensive menu of chicken, turkey, ham and submarine sandwiches, side-dishes and salads. In 2001, Arby's is introducing its Market Fresh'TM' line of premium sandwiches on a nationwide basis. Arby's also owns the T.J. Cinnamons'r' concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection'r' concept, which includes pasta dishes with a variety of different sauces. Some Arby's franchisees multi-brand with T.J. Cinnamons or Pasta Connection within their Arby's restaurants. Currently, all of the Arby's restaurants are owned and operated by franchisees. As of December 31, 2000, 409 franchisees operated 3,319 separate restaurants, of which 3,153 operate within the United States and 166 operate outside the United States. Of the domestic restaurants, approximately 325 are multi-branded locations that sell T.J. Cinnamons products and approximately 65 are multi-branded locations that sell Pasta Connection products. At December 31, 2000, T.J. Cinnamons gourmet coffees were also sold in an additional approximately 1,440 Arby's restaurants. Arby's is not currently offering to sell any additional Pasta Connection franchises.

    From 1996 to 2000, Arby's system-wide sales grew at a compound annual growth rate of 5.7% to $2.5 billion. Through December 31, 2000, the Arby's system has experienced four consecutive years of domestic same store sales growth compared to the prior year. During 2000, our franchisees opened 156 new Arby's and closed 65 underperforming Arby's. In addition, Arby's franchisees opened 25 T.J. Cinnamons units and six Pasta Connection units in Arby's units in 2000. As of December 31, 2000, franchisees have committed to open approximately 970 Arby's restaurants over the next 10 years. You should read the information contained in 'Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings.'

GENERAL

    As the franchisor of the Arby's restaurant system, Arby's, through its subsidiaries, licenses the owners and operators of independent businesses to use the Company's brand name and trademarks in the operation of Arby's restaurants. The Company provides its franchisee customers with services designed to increase their revenue and the profitability of the Arby's restaurants that they own. The more important of these services are providing quality control services, operational training and counseling regarding, and approval of, site selection.

    Because Arby's owns no restaurants, it avoids the significant capital costs and real estate and operating risks associated with restaurant operations. Arby's and its subsidiaries derive their revenues from two principal sources:
(i) franchise royalties received from all Arby's restaurants; and (ii) up-front franchise fees from its restaurant operators for each new unit opened. Arby's current domestic franchise royalty rate is 4.0%. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.3% during both 1999 and 2000.

    On November 21, 2000 Arby's Franchise Trust completed an offering of $290 million of 7.44% non-recourse fixed rate insured notes due 2020 pursuant to Rule 144A of the Securities Act. As a result of the financing and related restructuring, Arby's continues to service the franchise agreements relating to U.S. franchises and a subsidiary services the franchise agreements relating to Canadian franchises with the assistance of Arby's. (See 'Item 1.
Business -- Arby's Securitization').

ARBY'S RESTAURANTS

    Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of December 31, 2000, franchisees operated Arby's restaurants in 49 states and 8 foreign countries. As of December 31, 2000, the six leading states by number of operating units were: Ohio, with 253 restaurants; Michigan, with 170 restaurants; Indiana, with 169 restaurants; Texas, with 169 restaurants; California, with 159 restaurants; and Georgia, with 159 restaurants. With 125 restaurants, Canada is the country outside the United States with the most operating units.

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

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 1998 to 2000:

                                                      1998       1999       2000
                                                      ----       ----       ----
Restaurants open at beginning of period.........      3,092      3,135      3,228
Restaurants opened during period................        130        159        156
Restaurants closed during period................         87         66         65
                                                      -----      -----      -----
Restaurants open at end of period...............      3,135      3,228      3,319
                                                      -----      -----      -----
                                                      -----      -----      -----

    During the period from January 1, 1998 through December 31, 2000, 445 new Arby's restaurants were opened and 218 underperforming Arby's restaurants have closed. We believe that closing underperforming Arby's restaurants has contributed to an increase in the average annual unit sales volume of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

FRANCHISE NETWORK

    Arby's seeks to identify potential franchisees that have experience in owning and operating multiple quick-service restaurant units, have a willingness to develop and operate multiple Arby's restaurants and have a significant net worth. Arby's identifies applicants through targeted mailings, maintaining a presence at industry trade shows and conventions, existing customer and supplier contacts and regularly placed advertisements in trade and other publications. Prospective franchisees are contacted by an Arby's sales agent and complete an application for a franchise. As part of the application process, Arby's requires and reviews substantial documentation, including financial statements and documents relating to the corporate or other business organization of the applicant. Franchisees that already operate one or more Arby's restaurants must satisfy certain criteria in order to be eligible to enter into additional franchise agreements, including capital resources commensurate with the proposed development plan submitted by the franchisee, a commitment by the franchisee to employ trained restaurant management and to maintain proper staffing levels, compliance by the franchisee with all of its existing franchise agreements, a record of operation in compliance with Arby's operating standards, a satisfactory credit rating and the absence of any existing or threatened legal disputes between Arby's and such franchisee. The initial term of the typical 'traditional' franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

    Arby's franchisees opened 16 new restaurants in seven foreign countries during 2000. Arby's also has territorial agreements with international franchisees in three countries as of December 31, 2000. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries.

    Arby's offers franchises for the development of both single and multiple 'traditional' restaurant locations. Both new and existing franchisees may enter into either a master development agreement, which requires the franchisee to develop two or more Arby's restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby's restaurant on a specified site. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.3% during both 1999 and 2000.

    Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Arby's monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

ADVERTISING AND MARKETING

    The Arby's system, through its franchisees, advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants participate. Franchisees contribute 0.7% of net sales to the AFA Service Corporation, which produces advertising and promotional materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly net sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions by franchisees to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales. Arby's and AFA Service Corporation have entered into an agreement pursuant to which the Arby's system will have eight flights of national advertising over the 2001-2003 period. Under the agreement, Arby's will contribute $8.2 million over the three-year period for the eight flights. Franchisees will be required to contribute incremental dues to AFA Service Corporation equal to 0.5% of net sales to help fund the program, and AFA Service Corporation will contribute an additional $2.8 million to the program.

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

    Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Through ARCOP, Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing. You should read the information contained in 'Item. 1. -- Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings.'

QUALITY ASSURANCE

    Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. Arby's assigns a full-time quality assurance employee to each of the five independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity and to assure compliance with quality and safety specifications of the United States Department of Agriculture and the United States Food and Drug Administration. In addition, a laboratory at Arby's headquarters tests samples of roast beef periodically from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consultative services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

GENERAL

TRADEMARKS

    We own several trademarks that are considered material to our business, including Arby's, T.J. Cinnamons, Pasta Connection and Satisfy Your Grown Up Tastes'TM'.

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

COMPETITION

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

ENVIRONMENTAL MATTERS

    Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We currently own no restaurants and lease our material facilities (see 'Item 2. Properties' below). We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that we own, but on which we no longer have any operations, or properties that we have sold to third parties, but for which we remain liable or contingently liable for any related environmental costs. Based on currently available information and our current reserve levels, we do not believe that the ultimate outcome of any environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' below.

SEASONALITY

    Our restaurant franchising business is seasonal. The royalty revenues of our restaurant franchising business are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Accordingly, consolidated revenues will generally be highest during the fourth fiscal quarter of each year. Our EBITDA and operating profit are also highest during the fourth fiscal quarter of each year and lowest in the first fiscal quarter.

EMPLOYEES

    As of December 31, 2000, we had approximately 216 employees, including 192 salaried employees and 24 hourly employees. We believe that employee relations are satisfactory. As of December 31, 2000, none of our employees were covered by a collective bargaining agreement.

RISK FACTORS

    We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

    HOLDING COMPANY STRUCTURE

    Because we are a holding company, our ability to service debt and pay dividends, including dividends on our common stock, is primarily dependent upon, in addition to our cash, cash equivalents and short term investments on hand, cash flows from our subsidiaries, including loans, cash dividends and reimbursement by subsidiaries to us in connection with providing certain management services and payments by subsidiaries under certain tax sharing agreements.

    Under the terms of the indenture relating to the notes issued in the Arby's securitization, there are restrictions on the ability of certain of our subsidiaries to pay dividends and/or make loans or advances to us. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances.

    In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of December 31, 2000, our subsidiaries had aggregate indebtedness of approximately $309 million excluding intercompany indebtedness.

    WE WILL HAVE BROAD DISCRETION IN THE USE OF THE PROCEEDS OF THE DISPOSITION OF OUR BEVERAGE BUSINESS AND THE ARBY'S SECURITIZATION.

    We have not designated any specific use for the proceeds we received in connection with the sale of our beverage business and the Arby's securitization (see 'Item 1. Business -- Sale of Beverage Business' and ' -- Arby's Securitization'). We are evaluating options for the use of these proceeds, including acquisitions, share repurchases and investments. We have significant flexibility in selecting the opportunities that we will pursue.

    ACQUISITIONS ARE A KEY ELEMENT OF OUR BUSINESS STRATEGY, BUT WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO IDENTIFY APPROPRIATE ACQUISITION TARGETS IN THE FUTURE AND THAT WE WILL BE ABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS INTO OUR EXISTING OPERATIONS.

    Acquisitions involve numerous risks, including difficulties assimilating new operations and products. In addition, our acquisition program may require significant management time and capital resources. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions are likely to result in the incurrence of additional indebtedness or the issuance of additional equity securities.

    WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE DEEMED AN 'INVESTMENT COMPANY'.

    The Investment Company Act of 1940, as amended (the '1940 Act'), requires the registration of, and imposes various restrictions on, companies that do not meet certain financial tests regarding the composition of their assets and source of income. A company may be deemed to be an investment company if it owns 'investment securities' with a value exceeding 40% of its total assets (excluding government securities and cash items) or if more than 45% of its total assets consists of, or more than 45% of its income/loss is derived from, securities of companies it does not control. Our acquisition strategy may require us to take actions that we would not otherwise take so as not to be deemed an 'investment company' under the 1940 Act. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. We intend to make acquisitions and other investments in a manner so as not to be deemed an investment company. As a result, we may forego investments that we might otherwise make or retain or dispose of investments or assets that we might otherwise sell or hold on to.

    IN THE FUTURE WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE SUBJECT TO TAX AS A 'PERSONAL HOLDING COMPANY'.

    If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income from specified passive sources, we would be classified as a 'personal holding company' for the U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 39.6% on a portion of our income, to the extent this income is not distributed to shareholders. We do not currently expect to have any liability for tax under the personal holding company rules in 2001. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

    OUR SUBSIDIARIES ARE SUBJECT TO VARIOUS RESTRICTIONS, AND SUBSTANTIALLY ALL OF THEIR ASSETS ARE PLEDGED, UNDER CERTAIN DEBT AGREEMENTS.

    Under our subsidiaries' debt agreements, substantially all of our subsidiaries' assets, other than cash, cash equivalents and short term investments, are pledged as collateral security. The indenture relating to the notes issued in the Arby's securitization contains financial covenants that, among other things, require Arby's Franchise Trust to maintain certain financial ratios and restrict its ability to incur debt, enter into certain fundamental transactions (including sales of all or substantially all of its assets and certain mergers and consolidations) and create or permit liens. If Arby's Franchise Trust is unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the indenture, we would be in default under the terms thereof which would, under certain circumstances, permit the insurer of the notes to accelerate the maturity of the balance thereof. You should read the information we have included in Note 9 to the Consolidated Financial Statements.

    ARBY'S IS DEPENDENT ON RESTAURANT REVENUES AND OPENINGS

    Arby's and its subsidiaries' principal source of revenues are royalty fees received from franchisees. Accordingly, Arby's and its subsidiaries' future revenues will be highly dependent on the gross revenues of Arby's franchisees and the number of Arby's restaurants that its franchisees operate. In
January 2000, the major distributor of food and other products to Arby's franchisees filed for bankruptcy. That bankruptcy and the subsequent change of distributors by franchisees did not have a significant adverse effect on us. However, it is possible that interruptions in the distribution of supplies to Arby's franchisees could adversely affect sales by such franchisees and cause a decline in the royalty fees that we receive from them.

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

    NUMBER OF ARBY'S RESTAURANTS

    Numerous factors beyond our control affect restaurant openings. These factors include the ability of a potential restaurant owner to obtain financing, locate an appropriate site for a restaurant and obtain all necessary state and local construction, occupancy or other permits and approvals. Although as of December 31, 2000 franchisees had signed commitments to open approximately 970 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants. In addition, we cannot assure you that our franchisees will successfully develop and operate their restaurants in a manner consistent with our standards.

    ARBY'S FRANCHISE REVENUES DEPEND, TO A LARGE EXTENT, ON A SMALL NUMBER OF LARGE FRANCHISEES AND A DECLINE IN THEIR REVENUE MAY INDIRECTLY ADVERSELY AFFECT US.

    During 2000, Arby's received approximately 27% of its royalties from RTM, Inc. and its affiliates, which are franchisees of approximately 780 Arby's restaurants, and received approximately 6% of its royalties from each of two other franchisees. Arby's franchise royalties could decline from their present levels if any of these franchisees suffered significant declines in their businesses.

    In addition, RTM has assumed certain lease obligations and indebtedness in connection with the restaurants that it acquired from Arby's. We remain contingently liable if RTM fails to make payments on those leases and indebtedness. You should read the information we have included in Notes 9 and 21 to the Consolidated Financial Statements.

    COMPETITION FROM RESTAURANT COMPANIES COULD ADVERSELY AFFECT US

    The sole source of Arby's revenues is royalties and fees paid to it by franchisees. The business sectors in which Arby's franchisees compete are highly competitive (e.g., with respect to price, food quality and presentation, service, location, and the nature and condition of the financed business unit/location), and are affected by changes in tastes and eating habits, local, regional and national economic conditions and population and traffic patterns. Arby's franchisees compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. In addition, Arby's franchisees may be at risk of competition from restaurants within the Arby's system. Moreover, new companies may enter the franchisees' respective market area and target sales audience. Such competition may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect Arby's franchisees' revenues and profits and the ability of franchisees to make required payments to Arby's. Furthermore, Arby's franchisees face competition for competent employees and high levels of employee turnover, which also can have an adverse effect on the operations and revenues of the franchisees and on their respective abilities to make required payments to Arby's. Many of Arby's competitors have substantially greater financial, marketing, personnel and other resources than Arby's.

    CHANGES IN CONSUMER TASTES AND PREFERENCES AND IN SPENDING AND DEMOGRAPHIC PATTERNS, AS WELL AS CONCERNS ABOUT FOOD QUALITY, COULD RESULT IN A LOSS OF CUSTOMERS AND REDUCE THE ROYALTIES THAT WE RECEIVE.

    The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Consumer preferences could also be affected by health or safety concerns with respect to the consumption of beef. We and our franchisees are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm the reputation of Arby's restaurants, regardless of whether the allegations are valid, we are found liable or those concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If Arby's is unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, our franchisees may lose customers and the resulting royalties that Arby's receives from its franchisees may decline.

    WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD HARM THE VALUE OF OUR BRANDS AND ADVERSELY AFFECT OUR BUSINESS.

    Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brands and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands to achieve and maintain market acceptance.

    We franchise our restaurants to various franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that adversely affect the value of our intellectual property or the reputation of the Arby's restaurant system.

    We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries in which we do business and may never be registered in all of these countries.

    We cannot assure you that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.

    GEOGRAPHIC CONCENTRATIONS.

    Approximately 33% of Arby's restaurants are located in the states of Ohio, Texas, Michigan, Indiana, Georgia and California. In general, these geographic concentrations of Arby's franchisees increase the exposure of Arby's to adverse economic or other developments in these states, including extended periods of adverse weather conditions, which may decrease the amount of royalties and fees to be paid to Arby's.

    ENVIRONMENTAL LIABILITIES.

    Certain of our current and past operations are or have been subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

ITEM 2. PROPERTIES.

    We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease each of our material properties.

    The following table contains information about our material facilities as of December 31, 2000:

                                                                                          APPROXIMATE
                                                                                          SQ. FT. OF
        ACTIVE FACILITIES                    FACILITIES--LOCATION            LAND TITLE   FLOOR SPACE
        -----------------                    --------------------            ----------   -----------
Triarc Corporate Headquarters...............  New York, NY                  1 leased       30,670
Restaurant Franchising Headquarters.........  Ft. Lauderdale, FL            1 leased       47,300*

---------

* Approximately 3,500 square feet of this space is subleased from Arby's by a third party.

    Arby's also owns three and leases four properties which are leased or sublet principally to franchisees and has leases for five inactive properties. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

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

    In November 1995, we commenced the first of the consolidated actions, in the New York State Supreme Court, New York County, alleging that the former court appointed directors violated the release/agreements by initiating legal proceedings, subsequently dismissed, for the purpose of obtaining additional fees of $3.0 million. The former directors filed a third-party complaint in that action against Nelson Peltz for indemnification. In June 1996, the former court appointed directors commenced the second of the consolidated actions in the United States District Court for the Northern District of Ohio, asserting claims against Nelson Peltz and others. In an amended complaint, the former court appointed directors alleged, among other things, that the defendants conspired to mislead a federal court in connection with the change of control of Triarc in April 1993 and in connection with the payment of the former court appointed directors' fees. The former court appointed directors also alleged that Mr. Peltz and Steven Posner conspired to frustrate collection of amounts owed by Steven Posner to the United States. The amended complaint sought, among other relief, damages in an amount not less than $4.5 million, an order returning the former court appointed directors to our Board and rescission of the 1993 change of control transaction. In February 1999, the court granted Mr. Peltz's motion for summary judgment with respect to all the claims against him in the consolidated actions. In September 1999, the three former directors filed a notice of appeal from the dismissal of their claims against Mr. Peltz. In October 1999, the District Court entered an order agreed to by the parties dismissing the remaining claims without prejudice. In March 2000 the District Court entered an order dismissing the former court appointed directors' appeal for failure to comply with the Court's scheduling order. In August 2000, the Court of Appeals affirmed the decision of the District Court. In
September 2000, the Court of Appeals denied the plaintiff's request for a rehearing.

    On June 25, 1997, Kamran Malekan and Daniel Mannion, allegedly stockholders of the Company, commenced an action in the Delaware Court of Chancery, New Castle County against the directors and certain former directors of the Company, and naming the Company as a nominal defendant. The action purported to assert claims on behalf of the Company and a class of all persons who held stock of the Company on April 25, 1994. The plaintiffs alleged that the defendants violated their fiduciary duties and duties of good faith to the Company and its stockholders and violated representations in the Company's 1994 Proxy Statement by granting certain compensation to Nelson Peltz, our Chairman and Chief Executive Officer, and Peter May, our President and Chief Operating Officer, in 1994-1997, including special bonuses to Messrs. Peltz and May in 1996. The plaintiffs further alleged that the 1994 Proxy Statement contained false and misleading statements concerning the Company's compensation plans. The amended complaint sought, among other remedies, rescission of all option grants to Messrs. Peltz and May that allegedly contravened the representations in the 1994 Proxy Statement, an order directing Messrs. Peltz and May to repay to the Company their 1996 special bonuses, an order enjoining the defendants from awarding compensation to Messrs. Peltz and May in violation of the representations in the 1994 Proxy Statement and damages. In August 2000, the parties entered into a settlement agreement pursuant to which, among other things, (i) the Malekan case would be dismissed with prejudice;
(ii) Messrs. Peltz and May would deliver a note to the Company in the amount of $5.0 million, the principal of which is payable in three equal installments on March 31, 2001, March 31, 2002 and March 31, 2003; and (iii) Messrs. Peltz and May would surrender an aggregate of 775,000 performance options awarded to them in 1994. On January 30, 2001, the Chancery Court entered an Order and Final Judgment approving the settlement in full and the deadline for an appeal has passed. Accordingly, the settlement became effective on March 1, 2001.
Messrs. Peltz and May denied culpability, and the Order and Final Judgment did not contain any evidence or admission by any party that any acts of wrongdoing had been committed. The Order and Final Judgment also dismissed the action with prejudice as to all parties, including the directors and certain former directors of the Company named as defendants.

    On August 13, 1997, Ruth LeWinter and Calvin Shapiro, both allegedly Company stockholders, commenced a purported class and derivative action in the United States District Court for the Southern District of New York that is substantially identical to the Malekan action discussed above. In October 1997, five former directors of the Company, including the three former court-appointed directors, filed cross-claims in the LeWinter action against the Company and Nelson Peltz seeking indemnification in connection with the LeWinter action, damages in an unspecified amount in excess of $75,000, and costs and attorneys' fees. The cross-claims alleged that Mr. Peltz violated an undertaking given to a federal court in February 1993 by failing to vote his shares to keep the former directors on the Company's Board, and that he conspired with Steven Posner to violate a court order prohibiting Mr. Posner from serving as an officer or director of the Company. In September 1999, the court entered an order staying that case pending a resolution of the Malekan action described above. On
March 15, 2001, the court entered an order agreed to by the parties dismissing this action with prejudice and without costs and attorneys' fees to any party.

    In October 1998 we received a proposal from Nelson Peltz and Peter W. May for the acquisition by an entity to be formed by them of all of the outstanding shares of our common stock, other than those owned by an affiliate of Messrs. Peltz and May. Various class actions were brought on behalf of our stockholders in the Court of Chancery of the State of Delaware challenging that proposal. These class actions name Triarc, Messrs. Peltz and May and directors of Triarc as defendants. The class actions allege that consummation of the offer by Messrs. Peltz and May would constitute a breach of the fiduciary duties of our directors, that the proposed consideration to be paid for our common stock in the proposed going private transaction was unfair, and demand, in addition to damages and costs, that consummation of the offer by Messrs. Peltz and May be enjoined. In March 1999, Messrs. Peltz and May withdrew their proposal and we commenced a 'Dutch Auction' self-tender offer to acquire up to 5.5 million shares of our common stock. On March 26, 1999, four of the plaintiffs in the foregoing actions filed an amended complaint alleging that the defendants violated fiduciary duties owed to our stockholders by failing to disclose, in connection with the self-tender offer, that the Special Committee of the Board of Directors that had been formed to evaluate the proposal by Messrs. Peltz and May had allegedly determined that the proposed going private transaction was unfair. The Dutch Auction self-tender offer was completed in April 1999. The amended complaint seeks an injunction enjoining consummation of the self-tender offer unless the alleged disclosure violations are cured, and requiring us to provide additional disclosure, together with damages in an unspecified amount. In October 2000 the parties agreed to stay this action pending determination of the Salsitz action that is described below.

    On March 23, 1999, Norman Salsitz, allegedly a stockholder of Triarc, filed a complaint in the United States District Court for the Southern District of New York against Triarc, Nelson Peltz and Peter May. The complaint purports to assert a claim for alleged violation of Section 14(e) of the Securities Exchange Act of

1934, as amended, on behalf of all persons who held our stock as of March 10, 1999. The complaint alleges that our tender offer statement filed with the Securities and Exchange Commission in connection with the proposed Dutch Auction self-tender offer was materially false and misleading in that, among other things, it failed to disclose alleged recent valuations of Triarc, which the complaint alleges showed that the self-tender price was unfair to our stockholders. The complaint seeks damages in an amount to be determined, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief. In June 1999, the Company, Mr. Peltz and Mr. May moved to dismiss the complaint or alternatively to stay the Salsitz action pending the resolution of the Delaware action. In March 2000, the court denied the motion for a stay and granted in part and denied in part the motion to dismiss. In April 2000, Salsitz filed an amended complaint. In addition to the matters alleged in the original complaint, the amended complaint seeks an order permitting all shareholders who tendered their shares in the Dutch Auction Tender Offer to rescind the transaction. In May 2000, the defendants filed an answer to the amended complaint. Discovery has commenced in the action.

    On September 14, 1999, William Pallot filed a purported derivative action against our directors and other defendants, and naming us as a nominal defendant, in the Supreme Court of the State of New York, New York County. The complaint alleges that the defendants breached their fiduciary duties and aided and abetted breaches of fiduciary duties by causing us to enter into an agreement to purchase shares of the Company's Class B common stock owned by affiliates of Victor Posner. The complaint seeks, among other relief, damages in an unspecified amount, a declaration that the stock purchase agreement is void, rescission of our purchase of shares pursuant to the stock purchase agreement and an injunction against consummating additional purchases under the agreement, and removal of Messrs. Peltz and May as directors and officers of Triarc. In November 1999, we and the director defendants filed a motion to dismiss the complaint. On February 2, 2000, the plaintiff filed an amended complaint, which, in addition, to reiterating the allegations discussed above, alleged that the defendants violated their fiduciary duties and wasted corporate assets by approving the Company's lease and purchase of aircraft from Triangle Aircraft Services Corporation. The amended complaint further alleges that between 1994 and 1997, the directors caused Triarc to award Messrs. Peltz and May unauthorized compensation. In addition to the relief sought in the original complaint, the amended complaint seeks an award of damages against the defendants, purportedly on behalf of the Company, in an unspecified amount. On February 17, 2000, before the defendants had responded to the amended complaint, the plaintiffs filed a second amended complaint containing additional factual allegations relating to the matters asserted in the original and first amended complaint, and seeking additional equitable relief, including rescission of the aircraft and helicopter lease and purchase transactions. In March 2000 the defendants moved to dismiss the second amended complaint. On October 31, 2000 the court granted the defendants motion to dismiss the action. On November 13, 2000, Mr. Pallot served a notice of appeal to the Appellate Division of the Supreme Court of the State of New York.

    It is our opinion that the outcome of any of the matters described above or any of the other matters that have arisen in the ordinary course of our business will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our 2000 Annual Meeting of Stockholders on June 22, 2000. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market for our Class A Common Stock is the New York Stock Exchange ('NYSE') (symbol: TRY). The high and low market prices for our Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                                  MARKET PRICE
                                                         ------------------------------
                    FISCAL QUARTERS                           HIGH            LOW
                    ---------------                           ----            ---
1999
    First Quarter ended April 4........................  $17 7/16        $14 3/4
    Second Quarter ended July 4........................   21 13/16        16 15/16
    Third Quarter ended October 3......................   22 1/8          19 7/8
    Fourth Quarter ended January 2, 2000...............   21 7/16         17 1/4
2000
    First Quarter ended April 2........................  $22 3/4         $16 13/16
    Second Quarter ended July 2........................   22 7/16         18 15/16
    Third Quarter ended October 1......................   28              20 5/8
    Fourth Quarter ended December 31...................   25 15/16        22 7/8

    We did not pay any dividends on our common stock in 1999, 2000 or in the current year to date and do not presently anticipate the declaration of cash dividends on our common stock in the near future. We have no class of equity securities currently issued and outstanding except for the Class A Common Stock and the Class B Common Stock.

    Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short term investments on hand, cash flows from our subsidiaries. Under the terms of the indenture relating to the notes issued in the Arby's securitization (see 'Item 1. Business -- Arby's Securitization'), the ability of Arby's to pay any dividends or make any loans or advances to us is limited by the debt service requirements of its subsidiaries. You should read the information we have included in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Note 9 to our Consolidated Financial Statements.

    As of March 15, 2001, there were 1,999,207 shares of our Class B Common Stock outstanding, all of which were owned by entities controlled by Victor Posner. All of the shares of Class B Common Stock can be converted without restriction into shares of Class A Common Stock if they are sold to a third party unaffiliated with Victor Posner or such entities. In August 1999, we entered into an agreement pursuant to which we are obligated to acquire all of the outstanding shares of Class B Common Stock on or prior to August 19, 2001, subject to extension in certain limited circumstances. Pursuant to that agreement, in August 1999 we repurchased 1,999,208 shares of our Class B Common Stock for an aggregate purchase price of approximately $40.9 million and in August 2000 we repurchased 1,999,207 shares of our Class B Common Stock for an aggregate purchase price of approximately $42.3 million. We are obligated to repurchase the remaining 1,999,207 shares of our Class B Common Stock on or before August 19, 2001, subject to extension in certain limited circumstances. You should read the information we have included in 'Item 1.
Business -- Repurchase of Class B Common Stock'.

    Our management has been authorized, when and if market conditions warrant, to purchase from time to time up to an aggregate of $80 million worth of our Class A Common Stock pursuant to a $30 million stock repurchase program that ends on May 25, 2001 and a $50 million stock repurchase program that ends on January 18, 2002. Through March 15, 2001, we had repurchased 1,196,434 shares, at an average cost of approximately $24.78 per share (including commissions), for an aggregate cost of approximately $29,646,000, pursuant to the $30 million stock repurchase program. Through March 15, 2001 we have not repurchased any shares pursuant to the $50 million stock repurchase program. We cannot assure you that we will repurchase any additional shares pursuant to either of these stock repurchase programs.

    As of March 15, 2001, there were approximately 3,714 holders of record of our Class A Common Stock and two holders of record of our Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA(1)

                                                             YEAR ENDED
                           ------------------------------------------------------------------------------
                           DECEMBER 31,     DECEMBER 28,     JANUARY 3,      JANUARY 2,      DECEMBER 31,
                               1996           1997(2)         1999(2)         2000(2)          2000(2)
                               ----           -------         -------         -------          -------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues and other           $452,791         $152,601        $ 88,964       $ 102,161        $  118,856
  earnings...............
Income (loss) from
  continuing operations
  before income taxes....     (85,177)(5)       (2,607)(6)       8,019          24,854 (9)         2,211 (11)
Income (loss) from
  continuing
  operations.............     (58,682)(5)       (3,660)(6)       3,187          17,702 (9)       (10,157)(11)
Income from discontinued
  operations.............      50,197            3,825          11,449           4,519           472,078
Extraordinary charges....      (5,416)          (3,781)         --             (12,097)          (20,680)
Net income (loss)........     (13,901)(5)       (3,616)(6)      14,636(8)       10,124 (9)       441,241 (11)
Basic income (loss) per
  share (3):
    Continuing
      operations.........       (1.96)            (.12)            .11             .68              (.44)
    Discontinued
      operations.........        1.68              .13             .37             .18             20.32
    Extraordinary
      charges............        (.18)            (.13)         --                (.47)             (.89)
    Net income (loss)....        (.46)            (.12)            .48             .39             18.99
Diluted income (loss) per
  share (3):
    Continuing
      operations.........       (1.96)            (.12)            .10             .66              (.44)
    Discontinued
      operations.........        1.68              .13             .36             .16             20.32
    Extraordinary
      charges............        (.18)            (.13)         --                (.45)             (.89)
    Net income (loss)....        (.46)            (.12)            .46             .37             18.99
Total assets.............     552,724          481,681         462,417         378,424         1,067,424
Long-term debt...........     281,110          279,606         279,226           3,792           291,718
Stockholders' equity
  (deficit)(4)...........       6,765           44,521 (7)      11,272        (166,726)(10)      282,310 (12)
Weighted-average common
  shares outstanding.....      29,898           30,132          30,306          26,015 (10)       23,232

---------

 (1) Selected Financial Data for the years prior to the fiscal year ended December 31, 2000 have been reclassified to reflect the discontinuance of the Company's beverage businesses sold in October 2000. In addition, Selected Financial Data for the years ended on or prior to the fiscal year ended January 2, 2000 reflect the discontinuance of the Company's propane business sold in July 1999 and for the years ended on or prior to the fiscal year ended December 28, 1997 reflect the discontinuance of the Company's dyes and specialty chemicals business sold in December 1997.

 (2) The Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year. In accordance with this method, the Company's 1997, 1999 and 2000 fiscal years contained 52 weeks and its fiscal year 1998 contained 53 weeks.

 (3) Basic and diluted income (loss) per share are the same for each of the years in the two-year period ended December 28, 1997 and for the year ended December 31, 2000 since all potentially dilutive securities would have had an antidilutive effect for each of those years. The shares used in the calculation of diluted income (loss) per share for the years ended
     January 3, 1999 (31,527,000) and January 2, 2000 (26,943,000) consist of the weighted average common shares outstanding and potential common shares reflecting the effect of dilutive stock options of 1,221,000 and 818,000, respectively, and for the year ended January 2, 2000 the effect of a dilutive forward purchase obligation for common stock of 110,000 shares.

 (4) The Company has not paid any dividends on its common shares during any of the years presented.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (5) Reflects certain significant charges and credits recorded during 1996 as follows: $71,300,000 charged to loss from continuing operations before income taxes representing (1) a $64,300,000 charge for impairment of long-lived assets, principally company-owned restaurants and related exit costs, (2) a $2,500,000 charge for facilities relocation and corporate restructuring and (3) a $4,500,000 loss on sale of business; $46,974,000 charged to loss from continuing operations representing the aforementioned $71,300,000 less $24,326,000 of related income tax benefit; and $6,695,000 charged to net loss representing (1) the aforementioned $46,974,000 charged to loss from continuing operations, (2) $6,317,000 included in the loss from operations of the discontinued businesses consisting of
     (a) $6,300,000 of facilities relocation and corporate restructuring charges and (b) $3,675,000 of loss on sale of business, both less $3,658,000 of related income tax benefit and (3) a $5,416,000 extraordinary charge from the early extinguishment of debt, all less $52,012,000 of gain on disposal of discontinued operations.

 (6) Reflects certain significant charges and credits recorded during 1997 as follows: $9,698,000 charged to loss from continuing operations before income taxes representing (1) a $5,609,000 charge to facilities relocation and corporate restructuring costs and (2) $4,089,000 of loss on sale of business; $5,865,000 charged to loss from continuing operations representing the aforementioned $9,698,000 less $3,833,000 of related income tax benefit; and $4,716,000 charged to net loss representing
     (1) the aforementioned $5,865,000 charged to loss from continuing operations, (2) $19,999,000 included in the loss from operations of the discontinued businesses consisting of (a) $31,815,000 of charges for post-acquisition related transition, integration and changes to business strategies and (b) $1,466,000 of facilities relocation and corporate restructuring charges, less (a) $576,000 of gain on sale of business and
     (b) $12,706,000 of related income tax benefit and (3) a $3,781,000 extraordinary charge from the early extinguishment of debt, all less $24,929,000 of gain on disposal of discontinued operations.

 (7) In connection with the acquisition of Stewart's Beverages, Inc., the Company issued 1,566,858 shares of its common stock with a value of $37,409,000 for all of the then outstanding stock of Stewart's and issued 154,931 stock options with a value of $2,788,000 in exchange for all of the outstanding stock options of Stewart's resulting in an increase in stockholders' equity, net of expenses, of $39,547,000. In October 2000, Stewart's was sold as part of the sale of the beverage businesses.

 (8) Reflects certain significant credits recorded during 1998 as follows:
     $7,074,000 credited to net income representing (1) $3,067,000 included in the income from operations of the discontinued businesses consisting of $5,016,000 of gain on sale of businesses less $1,949,000 of related income taxes and (2) $4,007,000 of gain on disposal of discontinued operations.

 (9) Reflects certain significant charges and credits recorded during 1999 as follows: $926,000 credited to income from continuing operations before income taxes representing $3,052,000 of reversal of excess interest expense accruals for interest due the Internal Revenue Service in connection with the consummation of their examinations of the Company's Federal income tax returns for prior years less a $2,126,000 charge for a capital structure reorganization related charge related to equitable adjustments made to the terms of outstanding stock options for stock of a former subsidiary held by corporate employees; $5,789,000 credited to income from continuing operations representing (1) the aforementioned $926,000 credited to income from continuing operations before income taxes less $264,000 of related income taxes and (2) $5,127,000 of release of excess reserves for income taxes in connection with the consummation of IRS examinations of the Company's Federal income tax returns; and $3,897,000 credited to net income representing (1) the aforementioned $5,789,000 credited to income from continuing operations, (2) $15,102,000 of gain on disposal of discontinued operations, less (i) $4,897,000 of charges reported in income from operations of the discontinued businesses consisting of (a) a $3,348,000 charge for a capital structure reorganization related charge, similar to the charge in continuing operations, relating to option holders who were employees of the sold businesses, (b) $411,000 of provision for interest due the IRS in connection with the consummation of their examination of the Company's Federal income tax returns, both less $1,464,000 of related income taxes and (c) $2,602,000 of provision for income taxes in connection with the consummation of IRS examinations of the Company's Federal income tax returns and (ii) a $12,097,000 extraordinary charge from the early extinguishment of debt.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

(10) In 1999 the Company repurchased for treasury 3,805,015 shares of its Class A common stock and 1,999,208 shares of Class B common stock for $117,160,000 and recorded a forward purchase obligation for two future purchases of Class B common stock that occurred or are to occur on August 10, 2000 and on or before August 19, 2001 for $42,343,000 and $43,843,000, respectively. These transactions resulted in an aggregate $203,346,000 reduction to stockholders' equity in 1999 resulting in a stockholders' deficit as of January 2, 2000 and a reduction of 3,376,000 shares in the weighted-average common shares outstanding.

(11) Reflects certain significant charges and credits recorded during 2000 as follows: $36,432,000 charged to income from continuing operations before income taxes representing (1) a $26,010,000 charge for capital market transaction related compensation and (2) a $10,422,000 charge resulting from the Company's repurchase of 1,045,834 shares of its Class A common stock which certain of the Company's officers and a director received upon exercises of stock options within six months after exercise of the related stock options; $32,914,000 charged to loss from continuing operations representing the aforementioned $36,432,000 less $3,518,000 of related income tax benefit; and $427,352,000 credited to net income representing $480,946,000 of gain on disposal of discontinued operations less (1) the aforementioned $32,914,000 charged to loss from continuing operations and
     (2) a $20,680,000 extraordinary charge from the early extinguishment of debt.

(12) The increase in stockholders' equity during 2000 principally reflects net income of $441,241,000 which includes a gain on disposal of discontinued operations of $480,946,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    We currently operate in one business, the franchising of Arby's restaurants, from which we derive our revenues principally in the form of franchise royalties and franchise fees. While over half of our existing royalty agreements and all of our new domestic royalty agreements are for 4% of franchise revenues, our average rate was 3.3% in 2000. We also derive investment income from our investment portfolio of cash equivalents, short-term investments and non-current investments. As discussed below under 'Liquidity and Capital Resources,' we are presently evaluating our options for the use of our significant cash, cash equivalent and investment position, including business acquisitions, repurchases of Triarc common shares and investments.

    We incur general and administrative, depreciation and amortization and interest expense, but no cost of goods sold, in our restaurant franchising business. In addition, we incur general corporate expenses, including investment activity related expenses, in those same expense categories. Our restaurant franchising business does not require significant capital expenditures since we do not own any restaurants.

    We previously operated in the premium beverage and soft drink concentrate businesses. On October 25, 2000 we completed the sale, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc, which we refer to as Cadbury. Our former premium beverage business consisted of Snapple Beverage Group and our former soft drink concentrate business consisted of Royal Crown Company. The premium beverage and soft drink concentrate businesses, formerly reported as business segments, have been accounted for as discontinued operations in 2000 through the date of sale and the consolidated financial statements included elsewhere herein for 1998 and 1999 have been reclassified accordingly.

    On July 19, 1999 we completed the sale of 41.7% of our remaining 42.7% interest in National Propane Partners L.P. and a subpartnership, National Propane, L.P., which operated a propane business, retaining a 1% limited partner interest. Accordingly, the propane business, formerly reported as a business segment, was accounted for as a discontinued operation in 1999 through the date of sale and the consolidated financial statements included elsewhere herein for 1998 were previously reclassified accordingly.

    In recent years our restaurant franchising business has experienced the following trends:

         Consistent growth of the restaurant industry as a percentage of total food-related spending

         Increased competitive pressures from the emphasis by competitors on new unit development to increase market share leading to frequent use of price promotions and heavy advertising expenditures within the industry

         Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on some menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting

         Additional competitive pressures for prepared food purchases from operations outside the restaurant industry such as deli sections and in-store cafes of several major grocery store chains

         The addition of selected higher-priced premium quality items to menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items

    We experience the effects of these trends only to the extent they affect our royalties and franchise fees.

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

    We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 1998 fiscal year commenced December 29, 1997 and ended on January 3, 1999, our 1999 fiscal year
                                                                              19
commenced January 4, 1999 and ended on January 2, 2000 and our 2000 fiscal year commenced on January 3, 2000 and ended on December 31, 2000. As a result of our fiscal year convention, our 1999 and 2000 fiscal years contained 52 weeks and our 1998 fiscal year contained 53 weeks. We do not believe the extra week in the 1998 fiscal year has a material impact on the discussion below of our results of operations. When we refer to '1998' we mean the period from December 29, 1997 to January 3, 1999; when we refer to '1999' we mean the period from January 4, 1999 to January 2, 2000; and when we refer to '2000' we mean the period from January 3, 2000 to December 31, 2000.

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

Royalties and Franchise Fees

    Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $6.0 million, or 7.4%, to $87.2 million in 2000 from $81.2 million in 1999 reflecting higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 91, or 2.8%, franchised restaurants and a 0.9% increase in same-store sales of franchised restaurants.

    Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

    Investment income, net increased $13.8 million, or 81.7%, to $30.7 million in 2000 from $16.9 million in 1999. This increase reflects (1) $10.4 million of higher recognized net gains, realized or unrealized as applicable, on our investments, primarily our gain on the sale of Ascent Entertainment Group, Inc.,
(2) a $4.2 million increase in interest income on cash equivalents and short-term investments, (3) a $0.9 million decrease in the provision recognized in 2000 compared with 1999 for unrealized losses on investments deemed to be other than temporary and (4) a $0.8 million increase in distributions, including dividends, from certain of our investments. Such increases were partially offset by a $2.3 million decrease to a loss of $0.1 million in 2000 from income of $2.2 million in 1999 in equity in earnings or losses of investment limited partnerships and similar investment entities accounted for under the equity method. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in 2000 compared with 1999 as a result of the cash provided from the Snapple Beverage Sale and the securitization of Arby's franchise fees and royalties. The recognized net gains on our securities and the provision for other than temporary losses on our securities may not recur in future periods.

Gain on Sale of Business

    Gain on sale of business of $1.2 million in 1999 was recognized from the reduction in our percentage ownership of MCM Capital Group, Inc., an investment accounted for under the equity method, as a result of the sale of common stock issued by MCM.

Other Income, Net

    Other income, net decreased $1.9 million, or 68.4%, to $0.9 million in 2000 from $2.8 million in 1999. This decrease was principally due to (1) a loss of $2.3 million in 2000 in our net equity in the income or losses of investees other than investment limited partnerships and similar investment entities compared with an essentially break-even position in 1999 and (2) non-recurring interest income of $1.3 million in 1999 for the receipt of interest income relating to both income tax refunds and casualty insurance collateral. The reduction in the equity in the income or loss of investees was principally due to an aggregate $1.8 million of equity in the write-down of certain assets of an investee in 2000. The decreases of $3.6 million were partially offset by
(1) the collection in 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 1998 due to such company filing for bankruptcy protection and (2) a $0.7 million reduction in the fair value of a written call option on our Class A common stock effectively established in connection with the assumption by the purchaser in the Snapple Beverage Sale of our zero coupon convertible subordinated debentures due 2018, which we refer to as the Debentures. Although the Debentures were assumed by

Cadbury, they remain convertible into our Class A common stock and as such we have recorded the liability for such conversion at fair value and the reduction in the fair value of the liability from the October 25, 2000 date of sale to December 31, 2000 was recognized in other income.

General and Administrative

    Our general and administrative expenses increased $11.7 million, or 17.1%, to $80.2 million in 2000 from $68.5 million in 1999. This increase principally reflects (1) stock option compensation costs of $11.4 million in 2000 consisting of (a) $10.4 million resulting from our repurchase of Class A common stock from certain officers and a director within six months of the exercise of related stock options by such officers and director and (b) $1.0 million resulting from other stock option activity relating to the Snapple Beverage Sale, (2) higher expenses of $1.4 million from $6.7 million in 1999 to $8.1 million in 2000 related to the full period effect in 2000 compared with the period from May 3, 1999 to January 2, 2000 in 1999 of executive salary arrangements and an executive bonus plan effective May 3, 1999, (3) higher charitable contributions of $1.4 million, (4) provisions of $1.2 million in 2000 for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products and (5) other inflationary increases. These increases were partially offset by (1) non-recurring 1999 expenses of $2.9 million related to our lease of an airplane from Triangle Aircraft Services Corporation, a company owned by our Chairman and Chief Executive Officer and President and Chief Operating Officer, through
January 19, 2000 at which time we acquired 280 Holdings, LLC, the entity that at the time of the acquisition owned the airplane and (2) the recognition in 2000 of a $1.5 million note receivable that we received as a portion of the sales proceeds of an insurance subsidiary that we sold in 1998 as a result of the collection of the note in 2000 due to favorable settlement of insurance claims by the purchaser of the insurance subsidiary. The $1.5 million note received in connection with the sale of a former insurance subsidiary had not been previously recognized due to uncertainty surrounding its collection which was dependent on the favorable settlement of insurance claims. The gain from realization of the note was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period insurance reserves.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.1 million, or 2.0%, to $5.3 million in 2000 from $5.4 million in 1999. This decrease in depreciation and amortization principally reflects (1) a decrease in amortization of $1.5 million reflecting (a) an increase in the estimated useful lives on $8.9 million of airplane leasehold improvements as a result of the acquisition of 280 Holdings on January 19, 2000 and (b) the termination of amortization effective January 2000 on a $2.5 million payment made in 1997 principally for the option to continue to lease the airplane for five years since the remaining unamortized portion was repaid to us in connection with the acquisition of 280 Holdings and (2) a decrease in the amortization of below market stock options of $0.3 million in 2000 as those stock options became fully vested in March 2000. These decreases were almost entirely offset by the 2000 depreciation of $1.7 million on the airplane commencing with the acquisition of 280 Holdings on January 19, 2000.

Capital Market Transaction Related Compensation

    The capital market transaction related compensation charge of $26.0 million in 2000 resulted from incentive compensation costs directly related to the completion of the Snapple Beverage Sale and the issuance in November 2000 of insured non-recourse securitization notes in the principal amount of $290.0 million. Such compensation consisted of $22.5 million to the Chairman and Chief Executive Officer and the President and Chief Operating Officer which was invested in deferred compensation trusts for their benefit in January 2001 and $3.5 million paid to other officers and employees in January 2001. There was no similar charge in 1999.

Capital Structure Reorganization Related Charge

    The capital structure reorganization related charge decreased $1.8 million, or 85.6%, to $0.3 million in 2000 from $2.1 million in 1999. Such charges reflect equitable adjustments that were made in 1999 to the terms of then outstanding options under the stock option plan of Snapple Beverage Group to the extent the option holders were employees of Triarc.
                                                                              21

    The Snapple Beverage Group stock option plan provided for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of then outstanding options under the Snapple Beverage Group plan were equitably adjusted in 1999 to adjust for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999. We have accounted for the equitable adjustment in accordance with the intrinsic value method. In addition to reducing the exercise prices of the Snapple Beverage Group stock options which did not result in the recognition of any expense because those modifications to the options did not create a new measurement date under the intrinsic value method, a cash payment of $51.34 per share for the options outstanding at December 31, 1997 and $39.40 per share for the options granted in 1998 was due from us to the option holder following the exercise of the stock options and the occurrence of certain other events. The initial charge relating to the cash payment portion of these equitable adjustments was recorded in the 1999 first quarter and, therefore, the charge of $2.1 million in 1999 includes the portion of the aggregate cash payment which was due from us to the extent of the vesting of the stock options through January 2, 2000. The $0.3 million charge recognized in 2000 represents the portion of the cash due in connection with the exercise of the stock options to the extent of the vesting of the options during the period from January 3, 2000 to October 25, 2000, the date of the Snapple Beverage Sale, net of credits for forfeitures of non-vested stock options of terminated employees. As a result of the Snapple Beverage Sale, all outstanding Snapple Beverage Group stock options remained the responsibility of Snapple Beverage Group under Cadbury's ownership and are no longer our responsibility. The accrual for such cash payment recognized by Triarc, which was $2.4 million as of October 25, 2000, was reversed in the 2000 fourth quarter as a component of the gain on sale of the beverage businesses included in discontinued operations.

Interest Expense

    Interest expense increased $3.5 million, or 281.3%, to $4.8 million in 2000 from $1.3 million in 1999. This increase in interest expense is primarily attributable to (1) the reversal in 1999 of $3.1 million of interest accruals relating to income tax matters due to the finalization of our income tax liabilities resulting from the consummation of Internal Revenue Service examinations of our income tax returns for the fiscal years from 1989 to 1992 and the tentative completion of the examinations of our income tax returns for fiscal 1993 and the eight-month transition period ended December 31, 1993 during 1999, (2) interest of $2.4 million in 2000 on 7.44% insured non-recourse securitization notes in the principal amount of $290.0 million issued on November 21, 2000 and (3) interest of $1.5 million in 2000 on an $18.0 million secured promissory note assumed in connection with the acquisition of 280 Holdings on January 19, 2000. These increases were partially offset by (1) $1.4 million of 1999 interest expense on $300.0 million of 10 1/4% senior subordinated notes due 2009 co-issued by Snapple Beverage Group and Triarc Consumer Products Group, LLC, a subsidiary of ours, which was allocated to our restaurant franchising business in 1999 but which was no longer allocated in 2000 and (2) non-recurring 1999 interest of $1.4 million on $275.0 million of 9 3/4% senior secured notes due 2000 of RC/Arby's Corporation, the former parent company of Royal Crown and Arby's, Inc., reported in continuing operations consisting of the portion related to Arby's and RC/Arby's. The 9 3/4% notes were repaid in the first quarter of 1999 in connection with a debt refinancing which consisted of (1) the co-issuance by Snapple Beverage Group and Triarc Consumer Products Group of $300.0 million of 10 1/4% senior subordinated notes due 2009 and (2) $475.0 million borrowed by the beverage businesses under a senior bank credit facility and the repayment of (1) $284.3 million under a prior credit facility of Snapple Beverage Group and (2) the $275.0 million of 9 3/4% notes. Outstanding borrowings under the credit facility of Snapple Beverage Group and the 10 1/4% notes were repaid by us or assumed by Cadbury, as applicable, in connection with the Snapple Beverage Sale.

Income Taxes

    The provision for income taxes represented effective rates of 559% in 2000 and 29% in 1999. The effective rate is unusually high in 2000 principally due to the relatively low amount of pretax income and the effect thereon of non-deductible compensation costs, which were significantly higher in 2000 compared with 1999. The effective rate is lower than the United States Federal statutory rate of 35% in 1999 principally due to the 1999 release of excess income tax reserves of $5.1 million as a result of the settlement of Internal

Revenue Service examinations of our tax returns for fiscal 1989 to 1992 and the tentative completion of Internal Revenue Service examinations of our tax returns for fiscal 1993 and the eight-month transition period ended December 31, 1993 during 1999, partially offset by the effect of non-deductible compensation costs and state income taxes.

Discontinued Operations

    Income from discontinued operations was $472.0 million in 2000 compared with $4.5 million in 1999. Such income from discontinued operations includes the loss from operations of the discontinued businesses and the gain on disposal of the discontinued businesses. The loss from operations component improved $1.7 million to a loss of $8.9 million in 2000 from a loss of $10.6 million in 1999. The gain on disposal component increased $465.8 million to $480.9 million in 2000 from $15.1 million in 1999.

    The improvement in the loss from operations of the discontinued businesses of $1.7 million was due to the non-recurring $1.6 million after-tax equity in the loss from discontinued operations of the former propane business in 1999 and a $0.1 million decrease in the net loss of our discontinued beverage businesses in 2000. See below for a discussion of the operating results of the discontinued beverage businesses.

    The gain on disposal of discontinued businesses of $480.9 million in 2000 entirely results from the Snapple Beverage Sale. The gain on disposal of discontinued businesses of $15.1 million in 1999 results from (1) a $12.4 million gain relating to the sale of our propane business consisting of (a) an $11.2 million gain from the July 1999 sale of 41.7% of our then remaining 42.7% interest in National Propane Partners and (b) the recognition in 1999 of $1.2 million of previously deferred gains from the 1996 sale of 57.3% of our interest in National Propane Partners and (2) a $2.7 million reduction of previously recognized estimated disposal losses related to certain discontinued operations of SEPSCO, LLC, a subsidiary of ours. The $2.7 million adjustment relating to SEPSCO in 1999 was principally due to the receipt by SEPSCO of an income tax refund and the release of income tax reserves no longer required based on the results of Internal Revenue Service examinations of our tax returns for the fiscal years from 1989 through 1993.

    Revenues and other earnings of the beverage businesses decreased $94.0 million, or 12.1%, to $681.0 million in 2000 from $775.0 million in 1999 reflecting a decrease of $75.5 million, or 11.6%, for the premium beverage business and an $18.5 million, or 15.1%, decrease for the soft drink concentrate business. The decrease in revenues and other earnings for both the premium beverage business and the soft drink concentrate business was due to the Snapple Beverage Sale on October 25, 2000 whereby our 2000 results reflect the operations of the beverage businesses only through the date of sale compared with a full year in 1999. Revenues and other earnings for the period
October 26, 1999 to January 2, 2000 amounted to $93.0 million for the premium beverage business and $19.8 million for the soft drink concentrate business. Adjusting our 1999 results by excluding the revenues and other earnings of the beverage businesses for the period from October 26, 1999 to January 2, 2000, revenues and other earnings of the beverage businesses increased $18.8 million, or 2.8%, for the comparable periods through October 25 of each year reflecting an increase of $17.5 million, or 3.1%, for the premium beverage business and an increase of $1.3 million, or 1.3% for the soft drink concentrate business. The $17.5 million increase for the premium beverage business was principally due to increased sales volume resulting from newer product introductions such as Snapple Elements'TM', a product platform of herbally enhanced drinks introduced in April 1999, and Mistic Zotics'TM' introduced in April 2000 and increased cases sold to retailers through two premium beverage distributors principally reflecting the effect of an increased focus on our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively, until the sale of the premium beverage business on October 25, 2000. These increases were partially offset by decreased sales volume of Whipper Snapple'r' and Mistic tropical fruit juices. The $1.3 million increase for the soft drink concentrate business was principally due to (1) a shift primarily during the first half of 2000 in private label sales to sales of higher priced flavor concentrates from sales of lower priced cola concentrates and (2) an increase in international branded concentrate volume. Domestic branded concentrate sales remained relatively unchanged as the effect of higher average selling prices resulting from domestic concentrate price increases effective November 1999 was offset entirely by a decline in domestic branded concentrate volume.

    The pretax loss of the beverage businesses increased $4.8 million, or 150.6%, to $8.0 million in 2000 from $3.2 million in 1999. The pretax loss for the period October 26, 1999 to January 2, 2000 amounted to $4.6 million. Adjusting our 1999 results by excluding the pretax loss of the beverage businesses for the period
                                                                              23
from October 26, 1999 to January 2, 2000, the pretax income (loss) of the beverage businesses declined $9.4 million to a loss of $8.0 million in 2000 from income of $1.4 million in 1999 for the comparable periods through October 25 of each year principally due to a $28.2 million increase in costs and expenses of the beverage businesses partially offset by an $18.8 million increase in their revenues and other earnings, as described in the preceding paragraph. The $28.2 million increase in costs and expenses of the beverage businesses was due to
(1) an $8.0 million increase in interest expense principally as a result of higher average interest rates in the 2000 period and, to a lesser extent, higher average levels of debt during the 2000 period due to the full period effect of increases from a February 25, 1999 debt refinancing discussed above under 'Interest Expense' and (2) a $22.9 million increase in operating costs and expenses, including amortization of costs in excess of net assets of acquired companies, which we refer to as Goodwill, trademarks and other intangibles, primarily as a result of the acquisition of two premium beverage distributors on February 25, 1999 and January 2, 2000, respectively, as well as other increases approximately proportionate to the increase in revenues and other earnings. Such increases were partially offset by (3) a $2.7 million decrease in the capital structure reorganization charge recognized by Snapple Beverage Group, comparable to the related charge recognized by Triarc which is explained in detail under 'Capital Structure Reorganization Related Charge' above.

    The beverage businesses had provisions for income taxes of $0.9 million in 2000 and $5.8 million in 1999 despite a loss before income taxes principally due to (1) the amortization of non-deductible Goodwill and (2) the differing impact of the mix of pretax loss or income among the combined entities since we file state income tax returns on an individual company basis.

Extraordinary Charges

    The extraordinary charges of $20.7 million in 2000 resulted from the early assumption by Cadbury or extinguishment by us, as applicable, of (1) borrowings under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's, (2) $300.0 million of 10 1/4% senior subordinated notes due 2009 co-issued by Triarc Consumer Products Group and Snapple Beverage Group and (3) zero coupon convertible subordinated debentures due 2018. These extraordinary charges consisted of (1) the write-off of previously unamortized deferred financing costs of $27.5 million and (2) the payment of prepayment penalties and fees of $5.5 million, both less income tax benefit of $12.3 million. The extraordinary charges of $12.1 million in 1999 resulted from the early extinguishment of borrowings under a prior credit facility of Snapple Beverage Group and RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and
(b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on RC/Arby's 9 3/4% notes, both less income tax benefit of $7.0 million.

1999 COMPARED WITH 1998

Royalties and Franchise Fees

    Our royalties and franchise fees increased $3.1 million, or 4.0%, to $81.2 million in 1999 from $78.1 million in 1998 reflecting higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 70, or 2.3%, franchised restaurants and a 2.0% increase in same-store sales of franchised restaurants.

Investment Income, Net

    Investment income, net increased $7.0 million, or 71.4%, to $16.9 million in 1999 from $9.9 million in 1998. This increase reflects (1) reduced provisions of $4.7 million recognized in 1999 compared with 1998 for unrealized losses on short-term investments and other investments deemed to be other than temporary,
(2) a $2.7 million increase in 1999 in interest income on cash equivalents and short-term investments resulting from the investment of excess proceeds from the first quarter 1999 debt refinancing discussed above under 'Interest Expense' in the comparison of the years 2000 and 1999 and (3) a $1.6 million increase in equity in earnings of investment limited partnerships and similar investment entities accounted for under the equity method. Such increases were partially offset by $2.0 million of lower net recognized gains, realized or unrealized as applicable, on our investments to $6.8 million in 1999.

Gain on Sale of Business

    The gain on sale of business of $1.2 million in 1999 was recognized from the reduction in our ownership of MCM, as previously discussed in the comparison of the years 2000 and 1999.

Other Income, Net

    Other income, net increased $1.8 million, or 175.4%, to $2.8 million in 1999 from $1.0 million in 1998 primarily due to $1.3 million of interest income in 1999 from the receipt of interest income relating to both income tax refunds and casualty insurance collateral. There was no comparable interest income recognized in 1998 due to the timing of the income tax refunds and the uncertainty of the realization of interest income on the casualty insurance collateral.

General and Administrative

    Our general and administrative expenses increased $5.5 million, or 8.7%, to $68.5 million in 1999 from $63.0 million in 1998. This increase principally reflects (1) expenses of $6.7 million in 1999 related to new executive salary arrangements and an executive bonus plan effective May 3, 1999 and (2) other increases in compensation and benefit costs, all partially offset by non-recurring provisions in 1998 of (1) $2.5 million relating to legal settlements consisting of (a) the then anticipated settlement of a lawsuit with Arby's Mexican master franchisee which was ultimately settled in October 1999 and (b) the settlement of a lawsuit with ZuZu, Inc., a former affiliate with which we were developing dual-branding strategies and (2) $1.5 million for a severance arrangement under the last of our 1993 employment agreements.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.5 million, or 10.3%, to $5.4 million in 1999 from $4.9 million in 1998 principally due to $1.1 million of amortization of leasehold improvements made during 1999 to a corporate airplane which was leased from an affiliate partially offset by (1) a $0.5 million decrease in amortization of below market stock options due to a portion of those options becoming fully vested in the first quarter of 1999 and (2) non-recurring 1998 amortization of $0.3 million of certain franchise rights and a non-compete agreement of the restaurant franchising business becoming fully amortized in 1998.

Capital Structure Reorganization Related Charge

    The capital structure reorganization related charge of $2.1 million in 1999 related to equitable adjustments that were made in 1999 to the terms of then outstanding options under a stock option plan of Snapple Beverage Group to the extent the option holders were employees of Triarc, as previously discussed in more detail in the comparison of the years 2000 and 1999. The initial charge relating to the cash payment portion of these equitable adjustments was recorded in the 1999 first quarter and, therefore, the charge of $2.1 million for all of 1999 includes the portion of the aggregate cash which was due from us to the extent of the vesting of the stock options through January 2, 2000. There was no similar charge in 1998 since the equitable adjustments did not occur until the first quarter of 1999.

Interest Expense

    Interest expense decreased $11.7 million, or 90.3%, to $1.3 million in 1999 from $13.0 million in 1998 principally due to (1) a $5.8 million decrease in interest to $1.4 million in 1999 and a $2.0 million decrease in amortization of deferred financing costs resulting from the first quarter 1999 repayment of $275.0 million of RC/Arby's 9 3/4% notes and (2) the reversal in 1999 of $3.1 million of interest accruals relating to income tax matters, as previously discussed in the comparison of the years 2000 and 1999, compared with a provision for interest relating to income tax matters of $2.0 million in 1998. These decreases were partially offset by $1.4 million of 1999 interest expense on the $300.0 million of 10 1/4% notes which was allocated to our restaurant franchising business. Interest expense on the RC/Arby's 9 3/4% notes reported in continuing operations consists of the portion relating to Arby's and RC/Arby's. The RC/Arby's 9 3/4% notes were repaid in the first quarter of 1999 in connection with a debt refinancing as previously discussed in the comparison of the years 2000 and
                                                                              25

1999. As a result of the debt refinancing, the decrease in interest expense from continuing operations was more than offset by an increase in interest expense included in discontinued operations. See below under the discussion of 'Discontinued Operations.'

Provision for Income Taxes

    The provision for income taxes represented effective rates of 29% for 1999 and 60% for 1998. The effective rate is lower in the 1999 period principally due to (1) the 1999 release of excess income tax reserves as a result of the settlement of Internal Revenue Service examinations of our tax returns for fiscal 1989 to 1992 and the tentative completion of Internal Revenue Service examinations of our tax returns for fiscal 1993 and the eight-month transition period ended December 31, 1993 and (2) higher state income taxes in 1998, despite lower pretax income, due to the effect in 1998 of the sale of the propane business.

Discontinued Operations

    Income from discontinued operations was $4.5 million in 1999 compared with $11.4 million in 1998. Such income from discontinued operations includes income
(loss) from operations of the discontinued businesses and the gain on disposal of the discontinued businesses. The income (loss) from operations component decreased $18.0 million to a loss of $10.6 million in 1999 from income of $7.4 million in 1998. The gain on disposal component increased $11.1 million to $15.1 million in 1999 from $4.0 million in 1998.

    The decrease in the income (loss) from operations of the discontinued businesses of $18.0 million was due to a $20.0 million decline in net income of our discontinued beverage businesses partially offset by a $2.0 million decrease in the after-tax equity in the loss from discontinued operations of the former propane business. See below for a discussion of the operating results of the discontinued beverage businesses.

    The gain on disposal of discontinued businesses of $15.1 million in 1999 results from (1) the $12.4 million gain relating to the sale of our propane business consisting of (a) an $11.2 million gain from the July 1999 sale of 41.7% of our then remaining 42.7% interest in National Propane Partners and
(b) the recognition in 1999 of $1.2 million of previously deferred gains from the 1996 sale of 57.3% of our interest in National Propane Partners and (2) a $2.7 million reduction of previously recognized estimated disposal losses related to certain discontinued operations of SEPSCO, LLC. The gain on disposal of discontinued businesses of $4.0 million in 1998 results from (1) a $2.6 million reduction of previously recognized estimated disposal losses related to certain discontinued operations of SEPSCO, LLC and (2) the recognition in 1998 of $1.4 million of previously deferred gains from the 1996 sale of 57.3% of our interest in National Propane Partners. The $2.7 million adjustment relating to SEPSCO in 1999 was discussed in the comparison of the years 2000 and 1999. The $2.6 million adjustment relating to SEPSCO in 1998 resulted from the collection of a note receivable not previously recognized.

    Revenues and other earnings of the beverage businesses increased $30.7 million, or 4.1%, to $775.0 million in 1999 from $744.3 in 1998 reflecting an increase of $34.7 million, or 5.6%, for the premium beverage business partially offset by a $4.0 million, or 3.1%, decrease for the soft drink concentrate business. The $34.7 million increase for the premium beverage business was principally due to higher sales of finished product of $39.5 million partially offset by the absence in 1999 of a non-recurring $4.7 million gain in 1998 from the sale of our 20% interest in Select Beverages, Inc. The increase in sales reflects higher volume and, to a lesser extent, higher average selling prices in 1999. The increase in volume principally reflects (1) 1999 sales of Snapple Elements'TM', (2) increased cases sold to retailers through a premium beverage distributor principally reflecting the effect of an increased focus on our products as a result of our ownership of this distributor since February 25, 1999, (3) higher sales of diet teas and other diet beverages and juice drinks and (4) higher sales of Stewart's products as a result of increased distribution in existing and new markets and the December 1998 introduction of Stewart's grape soda. The higher average selling prices principally reflect (1) the effect of the acquisition of a premium beverage distributor since February 25, 1999 whereby we sold product at higher prices directly to retailers compared with sales at lower prices to an independent distributor and (2) selective price increases. The $4.0 million decrease for the soft drink concentrate business was principally attributable to lower sales of (1) concentrate of $2.4 million, or 1.9%, and (2) finished goods of $1.4 million, or 100%, which the soft drink concentrate business no longer sold in 1999. The decrease in Royal Crown sales of concentrate reflects a $7.8 million decline in branded sales, primarily due to lower domestic volume reflecting continued competitive pricing pressures experienced by our bottlers, and lower international volume primarily due to the continued depressed economic conditions experienced in Russia which commenced in August of 1998, partially offset by a $5.4 million volume increase in private label sales reflecting a general business recovery experienced by our private label customer.

    Pretax income (loss) of the beverage businesses declined $27.3 million to a loss of $3.2 million in 1999 from income of $24.1 million in 1998. This $27.3 million was principally due to a $58.0 million increase in costs and expenses of the beverage businesses partially offset by the $30.7 million increase in their revenues and other earnings. The $58.0 million increase in costs and expenses of the beverage businesses was due to (1) a $28.1 million increase in interest expense principally as a result of higher average levels of debt in 1999 due to a refinancing in the first quarter of 1999 discussed under 'Interest Expense' in the comparison of the years 2000 and 1999 and, to a lesser extent, higher average interest rates, (2) a $3.3 million capital structure reorganization charge recognized by Snapple Beverage Group, comparable to the related charge recognized by Triarc which is explained in detail under 'Capital Structure Reorganization Related Charge' in the comparison of the years 2000 and 1999, and
(3) a $26.6 million increase in operating costs and expenses approximately proportionate to the increase in revenues and other earnings.

    The beverage businesses had a provision for income taxes despite a loss before income taxes for 1999 and an effective income tax rate in 1998, of 54%, which was higher than the 35% United States Federal Statutory rate, principally due to (1) the amortization of non-deductible Goodwill and (2) the differing impact of the mix of pretax loss or income among the combined entities since we file state income tax returns on an individual company basis.

Extraordinary Charges

    The extraordinary charges of $12.1 million in 1999 resulted from the early extinguishment of borrowings under a prior credit facility of Snapple Beverage Group and the RC/Arby's 9 3/4% notes, as explained in more detail in the comparison of the years 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Snapple Beverage Sale

    On October 25, 2000, we completed the Snapple Beverage Sale for cash of $896.2 million, subject to any additional post-closing adjustment, and the assumption by the purchaser of $425.1 million of debt and related accrued interest. The assumed debt and accrued interest consisted of (1) $300.0 million of 10 1/4% senior subordinated notes due 2009 co-issued by Triarc Consumer Products Group and its then subsidiary, Snapple Beverage Group, (2) $119.1 million, net of unamortized original issue discount of $240.9 million, of Triarc's zero coupon convertible subordinated debentures due 2018 and (3) $6.0 million of accrued interest. In connection with the closing of the Snapple Beverage Sale, we repaid (1) principal of $436.4 million, (2) accrued interest of $1.1 million, (3) related prepayment penalties of $5.5 million and (4) fees of $0.1 million under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's.

    As of December 31, 2000, we have $672.1 million of cash, cash equivalents and investments, net of current cash tax liabilities related to the Snapple Beverage Sale. We are presently evaluating our options for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see 'Treasury Stock Purchases' below) and investments.

    This discussion of liquidity and capital resources reflects only our continuing operations and excludes any effect of our premium beverage and soft drink concentrate businesses prior to their sale on October 25, 2000 and the long-term debt assumed by the purchaser or repaid in connection with the sale of the beverage businesses.

Cash Flows From Continuing Operations

    Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $49.3 million during 2000 reflecting (1) non-cash charges of $43.6 million, principally capital market transaction related compensation, a deferred income tax provision and depreciation and amortization, (2) the tax benefit from the early extinguishment of debt of $12.4 million,
                                                                              27

(3) the reclassification of $10.4 million to financing activities representing the compensation expense from repurchases of common stock issued upon exercise of stock options and (4) cash provided by changes in operating assets and liabilities of $3.7 million. These sources were partially offset by (1) the loss from continuing operations of $10.2 million, (2) prepayment penalties and fees of $5.5 million associated with the early extinguishment of debt and
(3) operating investment adjustments of $5.1 million.

    The cash provided by changes in operating assets and liabilities of $3.7 million reflects an increase in accounts payable and accrued expenses of $6.4 million partially offset by an increase in receivables of $2.7 million. The increase in accounts payable and accrued expenses is primarily due to the existence as of December 31, 2000 of a $7.4 million payable for common shares repurchased from two of our officers on December 29, 2000 which were not settled until January 2, and 3, 2001. There was no similar payable as of January 2, 2000. The increase in accounts receivable was primarily due to a $2.2 million increase in accrued interest receivable principally on our higher level of cash equivalents.

    We expect continued positive cash flows from operations during 2001.

Working Capital and Capitalization

    Working capital, which equals current assets less current liabilities, was $596.3 million at December 31, 2000, reflecting a current ratio, which equals current assets divided by current liabilities, of 2.8:1. Working capital increased $355.9 million from $240.4 million at January 2, 2000 principally due to (1) net cash provided by discontinued operations of $401.5 million primarily from the Snapple Beverage Sale, (2) net proceeds of $246.9 million from the issuance of $290.0 million principal amount of insured securitization notes described below and (3) working capital generated by continuing operations partially offset by (1) a current income tax liability of $235.5 million from the Snapple Beverage Sale, (2) the repurchase of $42.3 million of our Class B common stock discussed below under 'Treasury Stock Purchases,' and (3) cash capital expenditures of $12.0 million.

    Our total capitalization at December 31, 2000 was $634.8 million consisting of stockholders' equity of $282.3 million, $308.7 million of long-term debt, including current portion, and a $43.8 million forward purchase obligation for common stock discussed below under 'Treasury Stock Purchases.' Our total capitalization increased $709.0 million from a net deficit of $74.2 million at January 2, 2000 principally due to (1) net income of $441.2 million, (2) the issuance of the $290.0 million of securitization notes described below and
(3) the assumption of $18.0 million of indebtedness in connection with the acquisition of 280 Holdings also discussed below under 'Capital Expenditures,' all partially offset by the repurchase of $42.3 million of our Class B common stock discussed below.

Securitization Notes

    On November 21, 2000 we issued $290.0 million principal amount of 7.44% insured non-recourse securitization notes through Arby's Franchise Trust, a special purpose financing vehicle, pursuant to Rule 144A of the Securities Act of 1933, as amended. We received net proceeds of $246.9 million, which is net of $30.7 million of proceeds held in a reserve account and $12.4 million of estimated fees and expenses. The net proceeds increased our position in cash equivalents. The subsequent uses of such proceeds may include business acquisitions, repurchases of Triarc common shares and investments.

    The remaining principal of the securitization notes of $288.7 million as of December 31, 2000 is due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined, we currently estimate that we will repay $14.8 million in 2001 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. Available funds to Arby's Franchise Trust to pay principal on the securitization notes are franchisee fees, royalties and other payments received by Arby's Franchise Trust after October 31, 2000 under the franchising agreements after (1) operating expenses of Arby's Franchise Trust,
(2) servicing fees payable to Arby's and one of its subsidiaries to cover the costs of administering the franchise license agreements, (3) insurance premiums related to insuring the payment of principal and interest on the securitization notes and (4) interest on the securitization notes have been paid. Any remaining cash through January 31, 2001 is available for distribution by Arby's Franchise Trust to its parent and thereafter is available for distribution as long as Arby's Franchise Trust meets the minimum debt service coverage ratio, as defined under the indenture for the securitization notes. That requirement is initially 1.2:1 subject to increases to a maximum of 1.7:1. Effective March 1, 2001 the securitization notes are subject to mandatory redemption if the Arby's Franchise Trust debt service coverage ratio is less than 1.2:1, until such time as the ratio exceeds 1.2:1 for six consecutive months. The debt service coverage ratio is based on the preceding four calendar months of activity and was 1.5:1 for the four months ended February 28, 2001. The securitization notes are redeemable by us at an amount equal to remaining principal, accrued interest and the excess, if any, of the discounted value of remaining principal and interest payments over the principal amount of the securitization notes.

    Obligations under the securitization notes are insured by a financial guarantee company and are collateralized by cash, including a cash reserve account of $30.7 million as of December 31, 2000, and royalty receivables of Arby's Franchise Trust, with a total book value of $45.7 million as of December 31, 2000.

    The indenture for the securitization notes contains various covenants which
(1) require periodic financial reporting, (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. As of December 31, 2000 Arby's Franchise Trust had $0.6 million available for the payment of distributions to Triarc through its parent. We were in compliance with all of such covenants as of December 31, 2000.

Other Long-Term Debt

    We have an 8.95% secured promissory note payable over seven years in an outstanding principal amount of $16.6 million as of December 31, 2000 of which $1.6 million is due during 2001. This note was assumed during the first quarter of 2000 in connection with the acquisition of 280 Holdings described below under 'Capital Expenditures.'

    Our total scheduled long-term debt repayments during 2001 are $17.0 million consisting principally of the $14.8 million due under the securitization notes and the $1.6 million due on the 8.95% secured promissory note.

Guarantees and Commitments

    On July 19, 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business retaining a 1% special limited partner interest in National Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of National Propane, L.P., it would indemnify the purchaser of National Propane, L.P. for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of December 31, 2000, if National Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of National Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require National Propane, L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

    Arby's, Inc., a subsidiary of RC/Arby's, sold all of its company-owned restaurants in 1997. Arby's remains contingently responsible for operating and capitalized lease payments, if the purchaser of the Arby's restaurants does not make the required lease payments, assumed by the purchaser in connection with the restaurants' sale, of approximately $81.0 million as of December 31, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled payments through that date. Triarc has guaranteed mortgage and equipment notes payable to FFCA Mortgage Corporation assumed by the purchaser in connection with the restaurants' sale of approximately $47.0 million as of December 31, 2000, assuming the purchaser of the Arby's restaurants has made all scheduled repayments through that date. In addition, a subsidiary of ours is a co-obligor with the purchaser of the Arby's restaurants and Triarc is a guarantor under certain mortgage and equipment notes, the repayments of which are being made by the purchaser, with a total principal amount of $0.5 million as of December 31, 2000.

    On January 12, 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., a 12.2% equity investee of ours, to a major financial institution. In consideration for the guarantee, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM Capital Group common stock at $.01 per share with an estimated fair value on the date of grant of $0.3
                                                                              29
million. The $10.0 million guaranteed amount has been reduced to $6.7 million as of December 31, 2000 and will be further reduced by (1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by us, MCM Capital Group or another significant stockholder of MCM Capital Group or any of their affiliates. Certain of our officers, including entities controlled by them, collectively owned approximately 15.7% of MCM Capital Group as of its July 14, 1999 initial public stock offering and certain of these officers have made additional open market purchases. These officers are not parties to this note guaranty and could indirectly benefit from it.

    In addition to the note guaranty, we and certain other stockholders of MCM Capital Group, including our officers referred to above, on a joint and several basis, have entered into agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of MCM Capital Group, of which we would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties to the guaranties of the revolving credit borrowings and certain related agreements fully perform thereunder. As of December 31, 2000 MCM Capital Group had $12.9 million of outstanding revolving credit borrowings. At December 31, 2000 we had placed $15.0 million of highly liquid United States government debt securities in a custodian account at the financial institution referred to in the preceding paragraph. Such securities under the guaranties of the revolving credit borrowings are subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. MCM Capital Group has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

    In addition to the guarantees described above, we and the officers who invested in MCM Capital Group and certain of its other stockholders, through a newly formed limited liability company, CTW Funding, LLC, made available to MCM Capital Group a $2.0 million revolving credit facility which presently extends through June 30, 2001 to meet working capital requirements. We own an 8.7% interest in CTW Funding and should any borrowings under this revolving credit facility occur all members of CTW Funding are required to fund the borrowings in accordance with their percentage interests. In return CTW Funding has cumulatively received warrants to purchase 150,000 shares of MCM common stock at $.01 per share. The revolving credit facility may be renewed quarterly thereafter through December 31, 2001 by MCM Capital Group for additional warrants to purchase 50,000 shares of its common stock at $.01 per share. Any borrowings under the MCM Revolver bear interest at 12% and are due on December 31, 2001; however through March 26, 2001 there have been no borrowings under this revolving credit facility.

Capital Expenditures

    Cash capital expenditures amounted to $12.0 million during 2000. On
January 19, 2000, we acquired 280 Holdings, the entity which owns the airplane that we had previously leased from Triangle Aircraft Services through January 19, 2000, for $27.2 million. The purchase price consisted of (1) cash of $9.2 million, included in the $12.0 million of cash capital expenditures referred to above, and (2) the assumption of the 8.95% secured promissory note payable with a principal amount of $18.0 million at the time we acquired 280 Holdings. The purchase price was based on independent appraisals and was approved by our Audit Committee and Board of Directors.

    We expect that cash capital expenditures will approximate $1.5 million for 2001 for which there were $0.4 million of outstanding commitments as of December 31, 2000.

Income Taxes

    The Internal Revenue Service has completed its examination of our Federal income tax returns for the fiscal year ended April 30, 1993 and the eight-month transition period ended December 31, 1993. In connection with this examination, our net operating loss carryforwards subsequently utilized in 2000 were increased by $7.5 million and we were entitled to a refund of $2.7 million. The IRS paid $1.5 million to us in July 2000 and offset the remaining $1.2 million against amounts otherwise due the IRS from audits of years ending prior to April 30, 1993. We had settled the final income tax liabilities resulting from the IRS examination of our income tax returns for the tax years from 1989 to 1992 during 1999. During 2000 we paid

$1.0 million of interest accrued in prior years in connection with the finalization of the interest computation by the IRS for the 1989 to 1992 examinations.

    In March 2001 we paid $235.3 million of estimated income taxes principally related to the Snapple Beverage Sale and expect to pay an additional $4.0 million in April 2001.

    In connection with the Snapple Beverage Sale, we have entered into a related tax agreement with the purchaser whereby both we and the purchaser intend to jointly elect to treat certain portions of the transaction as an asset sale in lieu of a stock sale under the provisions of section 338 (h)(10) of the United States Internal Revenue Code. Assuming this election is executed by both parties to the agreement, we will be reimbursed $200.0 million by the purchaser for the estimated additional income taxes expected to be incurred by us as a result of this election. This amount has not been reflected in the accompanying consolidated financial statements since we will recover the additional income taxes from the purchaser. Should either we or the purchaser default on this tax agreement and not make the election, the defaulting party would owe $30.0 million to the other party.

Treasury Stock Purchases

    Our management has been authorized, when and if market conditions warrant, to repurchase up to $80.0 million of our Class A common stock under a $30.0 million stock repurchase program that ends on May 25, 2001 and a $50.0 million stock repurchase program that ends on January 18, 2002. Under the $30.0 million stock repurchase program, we repurchased 1,045,834 shares for a total cost of $25.9 million during 2000 and an additional 150,600 shares for a total cost of $3.7 million subsequent thereto through March 26, 2001. Through March 26, 2001 we have not repurchased any shares under the $50.0 million stock repurchase program. We cannot assure you that we will repurchase any additional shares under the remaining $50.4 million authorized under these stock repurchase programs.

    Pursuant to a contract entered into in August 1999, on August 10, 2000 we repurchased an aggregate of 1,999,207 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, for $42.3 million. Under the contract, a remaining purchase of 1,999,207 shares is to occur on or before August 19, 2001 for $43.8 million. The August 10, 2000 payment and the remaining payment are at negotiated fixed prices of $21.18 and $21.93 per share, respectively, based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

    As of December 31, 2000, our consolidated cash requirements for 2001, exclusive of operating cash flow requirements, consist principally of (1) the payment of $239.3 million of estimated income taxes principally in connection with the Snapple Beverage Sale, (2) a payment of $43.8 million for the repurchase of 1,999,207 shares of our Class B common stock from affiliates of Victor Posner, (3) payments of $3.7 million through March 26, 2001 and up to $50.4 million of additional payments, if any, for repurchases of our Class A common stock for treasury under our existing stock repurchase programs,
(4) scheduled debt principal repayments aggregating $17.0 million, (5) capital expenditures of approximately $1.5 million and (6) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through
(1) an aggregate $896.0 million of existing cash and cash equivalents and short-term investments, net of $14.1 million of obligations for short-term investments sold but not yet purchased included in 'Accrued expenses' in our accompanying consolidated balance sheet as of December 31, 2000, and (2) cash flows from operations.

LEGAL MATTERS

    In October 1998 we received a going-private proposal from our Chairman and Chief Executive Officer and President and Chief Operating Officer for the acquisition by an entity to be formed by them of all of the outstanding shares of our common stock, other than those owned by an affiliate controlled by them. Subsequently, a series of purported class action lawsuits on behalf of stockholders were filed challenging the proposed transaction. Each of the pending lawsuits names us and the members of our Board of Directors as defendants. The complaints allege, among other things, that the proposed transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of our Class A common stock is unfair and demand, in addition to damages and costs, that the proposed transaction be
                                                                              31
enjoined. In March 1999, our Chairman and Chief Executive Officer and President and Chief Operating Officer withdrew their proposal and we commenced a tender offer to acquire up to 5.5 million shares of our common stock. On March 26, 1999, certain plaintiffs in the actions challenging the proposed transaction filed an amended complaint alleging that the defendants violated fiduciary duties by failing to disclose, in connection with the tender offer, that a special committee formed by our Board of Directors to evaluate the proposal had allegedly determined that the proposal was unfair. The tender offer was completed in April 1999. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000 the parties agreed to stay this action pending the determination of the March 23, 1999 action described immediately below.

    On March 23, 1999, an alleged stockholder filed a complaint on behalf of persons who held our Class A common stock as of March 10, 1999 which alleges that our statement related to the tender offer described above filed with the Securities and Exchange Commission was false and misleading and seeks damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief. The complaint names us and our Chairman and Chief Executive Officer and President and Chief Operating Officer as defendants. In June 1999 we and those officers moved to dismiss the complaint or alternatively stay the action. In March 2000, the court denied the motion for a stay and granted in part and denied in part the motion to dismiss. In April 2000 an amended complaint was filed alleging the matters in the original complaint and seeking an order to permit all shareholders who tendered their shares of our common stock in the tender offer to rescind the transaction. In May 2000 the defendants filed an answer to the amended complaint. Discovery has commenced in the action.

    On June 25, 1997 a class action lawsuit was filed which asserted, among other things, claims relating to certain awards of compensation to our Chairman and Chief Executive Officer and President and Chief Operating Officer in 1994 through 1997. In August 2000 the parties to the lawsuit entered into a settlement agreement whereby, (1) the case would be dismissed with prejudice,
(2) we would receive a three-year note receivable from those officers in the aggregate amount of $5.0 million receivable in three equal installments due March 31, 2001, 2002 and 2003 and (3) those officers would surrender an aggregate of 775,000 stock options awarded to them in 1994. On January 30, 2001, the court entered an order and final judgment approving the settlement in full, which became effective March 1, 2001. We will record pretax income of $5.0 million in the first quarter of our 2001 fiscal year for the note receivable from those officers.

    In addition to the shareholder lawsuits described above, we are involved in other litigation and claims incidental to our businesses. We have reserves for all of such legal matters aggregating $1.7 million as of December 31, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to us, based on currently available information and given our aforementioned reserves, we do not believe that such legal matters will have a material adverse effect on our consolidated financial position or results of operations.

INFLATION AND CHANGING PRICES

    Management believes that inflation did not have a significant effect on our consolidated results of operations during 1998, 1999 and 2000, since inflation rates generally remained at relatively low levels. The impact of any future inflation in our restaurant franchising business should be limited since our restaurant operations are exclusively franchising.

SEASONALITY

    Our continuing operations are not significantly impacted by seasonality, however our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 'Accounting for Derivative Instruments and Hedging Activities.' Statement 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. Statement 133, as amended, is effective for our fiscal year beginning January 1, 2001. The only derivatives we presently have are (1) the conversion component of our short-term investments in convertible debt securities, (2) a written call option on our common stock with physical settlement with respect to the conversion component of the zero coupon convertible subordinated debentures assumed by the purchaser in connection with the Snapple Beverage Sale and (3) a forward purchase obligation for our common stock. In addition, we enter into put and call options on equity and debt securities, although we did not have any at December 31, 2000. Since the derivatives in our common stock are excluded from the derivatives within the scope of Statement 133 and since all of these other derivatives are currently carried at fair value with the corresponding changes recorded in results of operations, the accounting for them would not be impacted by Statement 133. As such, the requirement to state the conversion component of our investments in convertible bonds and the put and call options at fair value should have no impact on our consolidated financial position or results of operations. We historically have not had transactions to which hedge accounting applied and, accordingly, the more restrictive criteria for hedge accounting in Statement 133 should have no effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. Our debt as of December 31, 2000 aggregated $308.7 million and consisted entirely of fixed-rate debt. In connection with the Snapple Beverage Sale on October 25, 2000, $855.6 million of our long-term debt was repaid or assumed by the Purchaser and as of January 2, 2000 the outstanding balance of this debt was included as a component of 'Net non-current liabilities of discontinued operations' or 'Net current assets of discontinued operations,' as appropriate, in the accompanying consolidated balance sheet. Prior to the Snapple Beverage Sale, we assessed the relative proportions of our debt under fixed versus variable rates to achieve our objectives. We generally used interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually were at significantly higher than market interest rates prevailing at the time the cap agreements were entered into and were intended to protect against very significant increases in short-term interest rates. At January 2, 2000 we had one interest rate cap agreement relating to interest on $235.0 million of our aggregate $470.1 million of variable-rate term loans under our former senior bank credit facility which provided for a cap which was approximately 2% higher than the prevailing interest rate at January 2, 2000. All of our variable-rate debt under our former senior bank credit facility was included in the debt repaid as a result of the Snapple Beverage Sale. Accordingly, at December 31, 2000 we have no interest rate cap agreements outstanding. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk reflecting the portfolio's maturities between six months and eighteen years. The fair market value of all of our investments in debt securities will decline in value if interest rates increase.

Equity Market Risk

    Our objective in managing our exposure to changes in the market value of our investments is also to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold but not yet purchased and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments which we can make. We have a management investment committee whose duty it is to oversee our continuing compliance with the restrictions embodied in our policies.
                                                                              33

Foreign Currency Risk

    Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of investment limited partnerships and similar investment entities in which we have invested. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our primary export revenue exposures relate to royalties in Canada and, prior to the Snapple Beverage Sale, related to sales in Canada, the Caribbean and Europe. As a result of the Snapple Beverage Sale, a portion of such foreign operations and such export sales are included as a component of 'Income from discontinued operations' in the accompanying consolidated income statements. Foreign operations and foreign export revenues of continuing operations for each of the years ended January 2, 2000 and December 31, 2000 represented only 4% of our total revenues, and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 2, 2000 and December 31, 2000 would not have had a material effect on our consolidated financial position or results of operations.

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

    We maintain investment portfolio holdings of various issuers, types and maturities. As of January 2, 2000 and December 31, 2000, such investments consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                1999       2000
                                                                ----       ----
Cash equivalents included in 'Cash and cash equivalents' on
  our consolidated balance sheets...........................  $125,576   $575,117
Short-term investments......................................   151,634    314,017
Restricted cash equivalents.................................     1,939     32,684
Non-current investments.....................................    14,155     11,595
                                                              --------   --------
                                                              $293,304   $933,413
                                                              --------   --------
                                                              --------   --------

    At January 2, 2000 such investments are classified in the following general types or categories:

                                                    INVESTMENTS AT
                                      INVESTMENTS   FAIR VALUE OR    CARRYING
                TYPE                    AT COST         EQUITY        VALUE     PERCENTAGE
                ----                    -------         ------        -----     ----------
                                                         (IN THOUSANDS)
Cash equivalents....................   $125,576        $125,576      $125,576       43%
Restricted cash equivalents.........      1,939           1,939         1,939        1%
Company-owned securities accounted
  for as:
    Trading securities..............     23,942          28,767        28,767       10%
    Available-for-sale securities...     48,147          49,504        49,504       17%
Investments in investment limited
  partnerships and similar
  investment entities accounted for
  at:
    Cost............................     47,211          51,864        47,211       16%
    Equity..........................     18,740          29,649        29,649       10%
Other non-current investments
  accounted for at:
    Cost............................      4,550           4,550         4,550        1%
    Equity..........................      5,313           6,108         6,108        2%
                                       --------        --------      --------      ----
Total cash equivalents and long
  investment positions..............   $275,418        $297,957      $293,304      100%
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----
Securities sold with an obligation
  for us to purchase accounted for
  as trading securities.............   $(16,236)       $(21,138)     $(21,138)      N/A
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----

    At December 31, 2000 such investments are classified in the following general types or categories:

                                                    INVESTMENTS AT
                                      INVESTMENTS   FAIR VALUE OR    CARRYING
                TYPE                    AT COST         EQUITY        VALUE     PERCENTAGE
                ----                    -------         ------        -----     ----------
                                                         (IN THOUSANDS)
Cash equivalents....................   $575,117        $575,117      $575,117       62%
Restricted cash equivalents.........     32,684          32,684        32,684        3%
Company-owned securities accounted
  for as:
    Trading securities..............     17,484          17,460        17,460        2%
    Available-for-sale securities...    259,978         264,468       264,468       28%
Investments in investment limited
  partnerships and similar
  investment entities accounted for
  at:
    Cost............................     34,966          43,091        34,966        4%
    Equity..........................      1,500           1,972         1,972      -- %
Other non-current investments
  accounted for at:
    Cost............................      4,910           4,910         4,910        1%
    Equity..........................      3,280           1,836         1,836      -- %
                                       --------        --------      --------      ----
Total cash equivalents and long
  investment positions..............   $929,919        $941,538      $933,413      100%
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----
Securities sold with an obligation
  for us to purchase accounted for
  as trading securities.............   $(13,754)       $(14,129)     $(14,129)      N/A
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----

    Our marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the related net unrealized gains or losses reported as a component of other comprehensive income, net of income taxes reported as a component of stockholders' equity (deficit) or included as a component of net income, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the
                                                                              35
equity method of accounting under which our results of operations include our share of the income or loss of such investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. The cost of such investments as reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

SENSITIVITY ANALYSIS

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at January 2, 2000 and December 31, 2000 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

    The following tables reflect the estimated effects on the market value of our financial instruments as of January 2, 2000 and December 31, 2000 based upon assumed immediate adverse effects as noted below.

TRADING PORTFOLIO:

                                                              YEAR-END
                                            ---------------------------------------------
                                                    1999                    2000
                                            ---------------------   ---------------------
                                            CARRYING     EQUITY     CARRYING     EQUITY
                                             VALUE     PRICE RISK    VALUE     PRICE RISK
                                             -----     ----------    -----     ----------
                                                           (IN THOUSANDS)
Equity securities.........................  $ 23,449    $(2,345)    $ 16,290    $(1,629)
Debt securities...........................     5,318       (532)       1,170       (117)
Securities sold but not yet purchased.....   (21,138)     2,114      (14,129)     1,413

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

    The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at January 2, 2000 and December 31, 2000, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

OTHER THAN TRADING PORTFOLIO:

                                                          YEAR-END 1999
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
                                                         (IN THOUSANDS)
Cash equivalents......................  $125,576   $   (155)    $ --          $ --
Restricted cash equivalents...........     1,939         (2)      --            --
Available-for-sale equity
  securities..........................    31,041      --         (3,104)        --
Available-for-sale debt securities....    18,463     (1,846)      --            --
Other investments.....................    87,518     (1,040)     (4,823)        (1,132)
Long-term debt........................     6,346       (199)      --            --

                                                          YEAR-END 2000
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
                                                         (IN THOUSANDS)
Cash equivalents......................  $575,117   $   (709)    $ --          $ --
Restricted cash equivalents...........    32,684        (81)      --            --
Available-for-sale equity
  securities..........................    19,862      --         (1,986)        --
Available-for-sale government debt
  securities..........................   244,134     (1,940)      --            --
Available-for-sale corporate debt
  securities..........................       472        (47)      --            --
Other investments.....................    43,684     (1,084)     (2,410)        (1,000)
Long-term debt........................   308,735    (14,770)      --            --

    The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous change in market interest rates of one percentage point from their levels at January 2, 2000 and December 31, 2000 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at January 2, 2000 and December 31, 2000, both with all other variables held constant. Our cash equivalents and restricted cash equivalents are short-term in nature with a maturity of three months or less when acquired and, for purposes of this sensitivity analysis, have been assumed to have average maturities of 45 days and 90 days, respectively. Our available-for-sale government debt securities are short-term in nature with a maturity of six to twelve months when acquired and, for purposes of this sensitivity analysis, have been assumed to have an average maturity of 290 days. For purposes of this sensitivity analysis our available-for-sale corporate debt securities are assumed to have an average maturity of ten years. The interest rate risk reflects, for each of these investments, the effect of the assumed decrease of one percentage point in market interest rates over the average maturity of each of these investments. To the extent interest rates continue to be one percentage point below their levels at January 2, 2000 and December 31, 2000 at the time these securities mature and assuming the Company reinvested in similar securities, the effect of the interest rate risk would continue beyond the maturities assumed. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change has on the fair value of such debt and on our financial position and not our results of operations since all of our debt at January 2, 2000 and December 31, 2000 fixed-rate debt. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at January 2, 2000 and December 31, 2000, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets.

    Pursuant to a contract entered into in 1999, as of January 2, 2000 and December 31, 2000 we had a remaining obligation to repurchase an aggregate of 3,998,414 shares and 1,999,207 shares, respectively, of our Class B common stock of which 1,999,207 shares were repurchased in August 2000 and 1,997,207 shares are required to be repurchased on or before August 19, 2001. At January 2, 2000 and December 31, 2000 the aggregate obligation of $86,186,000 and $43,843,000, respectively, related to this remaining purchase has been reflected as a separate line item between the liabilities and stockholders' equity (deficit) sections in the accompanying consolidated balance sheets with an equal offsetting increase to stockholders' equity (deficit). Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded obligation. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' equity (deficit). Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   39
Consolidated Balance Sheets as of January 2, 2000 and
  December 31, 2000.........................................   40
Consolidated Income Statements for the fiscal years ended
  January 3, 1999, January 2, 2000 and December 31, 2000....   41
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 3, 1999, January 2, 2000 and
  December 31, 2000.........................................   42
Consolidated Statements of Cash Flows for the fiscal years
  ended January 3, 1999, January 2, 2000 and December 31,
  2000......................................................   45
Notes to Consolidated Financial Statements..................   47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York

    We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the 'Company') as of December 31, 2000 and January 2, 2000, and the related consolidated income statements, statements of stockholders' equity (deficit) and statements of cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 26, 2001

TRIARC COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                              JANUARY 2,   DECEMBER 31,
                                                                 2000          2000
                                                                 ----          ----
ASSETS
Current assets:
    Cash (including cash equivalents of $125,576 and
      $575,117) (Note 8)....................................  $  127,843    $  596,135
    Short-term investments (Note 5).........................     151,634       314,017
    Receivables (Note 6)....................................      11,584        14,565
    Deferred income tax benefit (Note 11)...................       6,070         9,659
    Prepaid expenses........................................         646           677
    Net current assets relating to discontinued operations
      (Note 18).............................................      14,537       --
                                                              ----------    ----------
        Total current assets................................     312,314       935,053
Restricted cash equivalents (Note 7)........................       1,939        32,684
Investments (Note 8)........................................      14,155        11,595
Properties (Note 6).........................................      13,587        40,097
Unamortized costs in excess of net assets of acquired
  companies (Note 6)........................................      19,606        18,764
Other intangible assets (Note 6)............................       6,696         6,070
Deferred costs and other assets (Note 6)....................      10,127        23,161
                                                              ----------    ----------
                                                              $  378,424    $1,067,424
                                                              ----------    ----------
                                                              ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt (Note 9)..............  $    2,554    $   17,017
    Accounts payable (Note 12)..............................       3,284        11,923
    Accrued expenses (Note 6)...............................      66,077        65,365
    Net current liabilities relating to discontinued
      operations (Note 18)..................................      --           244,429
                                                              ----------    ----------
        Total current liabilities...........................      71,915       338,734
Long-term debt (Note 9).....................................       3,792       291,718
Deferred compensation payable to related parties (Note
  14).......................................................      --            22,500
Net non-current liabilities relating to discontinued
  operations (Note 18)......................................     337,794       --
Deferred income taxes (Note 11).............................      29,641        69,922
Deferred income and other liabilities (Note 12).............      15,822        18,397
Commitments and contingencies (Notes 3, 8, 11, 20, 21 and
  23)
Forward purchase obligation for common stock (Note 12)......      86,186        43,843
Stockholders' equity (deficit) (Note 12):
    Class A common stock, $.10 par value; authorized
      100,000,000 shares, issued 29,550,663 shares..........       2,955         2,955
    Class B common stock, $.10 par value; authorized
      25,000,000 shares, issued 5,997,622 shares............         600           600
    Additional paid-in capital..............................     204,231       211,967
    Retained earnings (accumulated deficit).................     (90,680)      350,561
    Common stock held in treasury...........................    (202,625)     (242,772)
    Common stock to be acquired.............................     (86,186)      (43,843)
    Accumulated other comprehensive income..................       5,040         2,842
    Unearned compensation...................................         (61)      --
                                                              ----------    ----------
        Total stockholders' equity (deficit)................    (166,726)      282,310
                                                              ----------    ----------
                                                              $  378,424    $1,067,424
                                                              ----------    ----------
                                                              ----------    ----------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 3,   JANUARY 2,   DECEMBER 31,
                                                                1999         2000          2000
                                                                ----         ----          ----
Revenues and other earnings:
    Royalties and franchise fees..........................    $78,067      $ 81,221      $ 87,241
    Investment income, net (Note 16)......................      9,863        16,904        30,715
    Gain on sale of business (Note 8).....................      --            1,188        --
    Other income, net (Note 17)...........................      1,034         2,848           900
                                                              -------      --------      --------
        Total revenues and other earnings.................     88,964       102,161       118,856
                                                              -------      --------      --------
Costs and expenses:
    General and administrative (Notes 3, 12 and 13).......     62,998        68,498        80,212
    Depreciation and amortization, excluding amortization
      of deferred financing costs.........................      4,916         5,423         5,313
    Capital market transaction related compensation (Note
      14).................................................      --           --            26,010
    Capital structure reorganization related charge (Note
      15).................................................      --            2,126           306
    Interest expense......................................     13,031         1,260         4,804
                                                              -------      --------      --------
        Total costs and expenses..........................     80,945        77,307       116,645
                                                              -------      --------      --------
            Income from continuing operations before
              income taxes................................      8,019        24,854         2,211
Provision for income taxes (Note 11)......................     (4,832)       (7,152)      (12,368)
                                                              -------      --------      --------
            Income (loss) from continuing operations......      3,187        17,702       (10,157)
                                                              -------      --------      --------
Income from discontinued operations, net of income taxes
  (Note 18):
    Income (loss) from operations.........................      7,442       (10,583)       (8,868)
    Gain on disposal......................................      4,007        15,102       480,946
                                                              -------      --------      --------
        Total income from discontinued operations.........     11,449         4,519       472,078
                                                              -------      --------      --------
            Income before extraordinary charges...........     14,636        22,221       461,921
Extraordinary charges (Note 19)...........................      --          (12,097)      (20,680)
                                                              -------      --------      --------
            Net income....................................    $14,636      $ 10,124      $441,241
                                                              -------      --------      --------
                                                              -------      --------      --------
Basic income (loss) per share (Note 4):
            Continuing operations.........................    $   .11      $    .68      $   (.44)
            Discontinued operations.......................        .37           .18         20.32
            Extraordinary charges.........................      --             (.47)         (.89)
                                                              -------      --------      --------
            Net income....................................    $   .48      $    .39      $  18.99
                                                              -------      --------      --------
                                                              -------      --------      --------
Diluted income (loss) per share (Note 4):
            Continuing operations.........................    $   .10      $    .66      $   (.44)
            Discontinued operations.......................        .36           .16         20.32
            Extraordinary charges.........................      --             (.45)         (.89)
                                                              -------      --------      --------
            Net income....................................    $   .46      $    .37      $  18.99
                                                              -------      --------      --------
                                                              -------      --------      --------

          See accompanying notes to consolidated financial statements.

      TRIARC COMPANIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      (IN THOUSANDS)

                                                                                                       ACCUMULATED OTHER
                                                                                                         COMPREHENSIVE
                                                                                                        INCOME (DEFICIT)
                                                                                                       -----------------
                                                                                                      UNREALIZED
                                                                            COMMON                  GAIN (LOSS) ON
                                   ADDITIONAL                               STOCK                     AVAILABLE-    CURRENCY
                          COMMON    PAID-IN     ACCUMULATED    TREASURY     TO BE       UNEARNED       FOR-SALE    TRANSLATION
                          STOCK     CAPITAL       DEFICIT        STOCK     ACQUIRED   COMPENSATION   INVESTMENTS   ADJUSTMENT
                          -----     -------       -------        -----     --------   ------------   -----------   ----------
Balance at December 28,
 1997...................  $3,555    $204,291     $(115,440)    $ (45,456)  $ --         $(1,450)        $ (737)       $(242)
   Comprehensive income
     (loss):
     Net income.........   --         --            14,636        --         --          --             --            --
     Net change in
       currency
       translation
       adjustment.......   --         --            --            --         --          --             --              (22)
     Unrealized gains on
      available-for-sale
       investments
       (Note 5).........   --         --            --            --         --          --                401        --
     Comprehensive
       income...........   --         --            --            --         --          --             --            --
   Purchases of common
     shares for treasury
     (Note 12)..........   --         --            --           (54,680)    --          --             --            --
   Issuances of common
     shares from
     treasury upon
     exercise of stock
     options
     (Note 12)..........   --         (1,169)       --             5,108     --          --             --            --
   Tax benefit from
     exercises of stock
     options............   --          1,410        --            --         --          --             --            --
   Amortization of below
     market stock
     options
     (Note 12)..........   --         --            --            --         --             982         --            --
   Other................   --              7        --                65     --              13         --            --
                          ------    --------     ---------     ---------   --------     -------         ------        -----
Balance at January 3,
 1999...................  $3,555    $204,539     $(100,804)    $ (94,963)  $ --         $  (455)        $ (336)       $(264)
                          ------    --------     ---------     ---------   --------     -------         ------        -----


                            TOTAL
                            -----
Balance at December 28,
 1997...................  $  44,521
   Comprehensive income
     (loss):
     Net income.........     14,636
     Net change in
       currency
       translation
       adjustment.......        (22)
     Unrealized gains on
      available-for-sale
       investments
       (Note 5).........        401
                          ---------
     Comprehensive
       income...........     15,015
                          ---------
   Purchases of common
     shares for treasury
     (Note 12)..........    (54,680)
   Issuances of common
     shares from
     treasury upon
     exercise of stock
     options
     (Note 12)..........      3,939
   Tax benefit from
     exercises of stock
     options............      1,410
   Amortization of below
     market stock
     options
     (Note 12)..........        982
   Other................         85
                          ---------
Balance at January 3,
 1999...................  $  11,272
                          ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                                                      ACCUMULATED OTHER
                                                                                                        COMPREHENSIVE
                                                                                                       INCOME (DEFICIT)
                                                                                                      -----------------
                                                                                                     UNREALIZED
                                                                            COMMON                 GAIN (LOSS) ON
                                   ADDITIONAL                               STOCK                    AVAILABLE-     CURRENCY
                          COMMON    PAID-IN     ACCUMULATED    TREASURY     TO BE       UNEARNED      FOR-SALE     TRANSLATION
                          STOCK     CAPITAL       DEFICIT        STOCK     ACQUIRED   COMPENSATION  INVESTMENTS    ADJUSTMENT
                          -----     -------       -------        -----     --------   ------------  -----------    ----------
Balance at January 3,
 1999...................  $3,555    $204,539     $(100,804)    $ (94,963)  $ --         $  (455)       $ (336)         $(264)
   Comprehensive income
     (loss):
     Net income.........   --         --            10,124        --         --          --            --              --
     Net change in
       currency
       translation
       adjustment.......   --         --            --            --         --          --            --                (94)
     Unrealized gains on
      available-for-sale
       investments
       (Note 5).........   --         --            --            --         --          --             5,734          --
     Comprehensive
       income...........   --         --            --            --         --          --            --              --
   Purchases of common
     shares for treasury
     (Note 12)..........   --         --            --          (117,160)    --          --            --              --
   Issuance of common
     shares from
     treasury upon
     exercise of stock
     options
     (Note 12)..........   --         (1,974)       --             9,397     --          --            --              --
   Tax benefit from
     exercises of stock
     options............   --          1,538        --            --         --          --            --              --
   Modification of stock
     option terms
     (Note 12)..........   --            410        --            --         --          --            --              --
   Amortization of below
     market stock
     options
     (Note 12)..........   --         --            --            --         --             388        --              --
   Common stock to be
     acquired under
     future purchase
     obligation
     (Note 12)..........   --         --            --            --       (86,186)      --            --              --
   Other................   --           (282)       --               101     --               6        --              --
                          ------    --------     ---------     ---------   --------     -------        ------          -----
Balance at January 2,
 2000...................  $3,555    $204,231     $ (90,680)    $(202,625)  $(86,186)    $   (61)       $5,398          $(358)
                          ------    --------     ---------     ---------   --------     -------        ------          -----


                            TOTAL
                            -----
Balance at January 3,
 1999...................  $  11,272
   Comprehensive income
     (loss):
     Net income.........     10,124
     Net change in
       currency
       translation
       adjustment.......        (94)
     Unrealized gains on
      available-for-sale
       investments
       (Note 5).........      5,734
                          ---------
     Comprehensive
       income...........     15,764
                          ---------
   Purchases of common
     shares for treasury
     (Note 12)..........   (117,160)
   Issuance of common
     shares from
     treasury upon
     exercise of stock
     options
     (Note 12)..........      7,423
   Tax benefit from
     exercises of stock
     options............      1,538
   Modification of stock
     option terms
     (Note 12)..........        410
   Amortization of below
     market stock
     options
     (Note 12)..........        388
   Common stock to be
     acquired under
     future purchase
     obligation
     (Note 12)..........    (86,186)
   Other................       (175)
                          ---------
Balance at January 2,
 2000...................  $(166,726)
                          ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)


                                                     RETAINED                  COMMON
                                      ADDITIONAL     EARNINGS                  STOCK
                             COMMON    PAID-IN     (ACCUMULATED   TREASURY     TO BE       UNEARNED
                             STOCK     CAPITAL       DEFICIT)       STOCK     ACQUIRED   COMPENSATION
                             -----     -------       --------       -----     --------   ------------
Balance at January 2,
 2000......................  $3,555    $204,231      $(90,680)    $(202,625)  $(86,186)      $(61)
 Comprehensive income
   (loss):
     Net income............   --         --           441,241        --          --         --
     Net change in currency
      translation
      adjustment...........   --         --            --            --          --         --
     Unrealized losses on
      available-for-sale
      investments
      (Note 5).............   --         --            --            --          --         --
     Unrecognized pension
      loss (Note 20).......   --         --            --            --          --         --
     Comprehensive
      income...............   --         --            --            --          --         --
 Purchases of common shares
   for treasury from
   certain officers and a
   director with related
   recognition of
   compensation
   (Note 12)...............   --         10,422        --           (25,942)     --         --
 Common stock acquired
   under future purchase
   obligation (Note 12)....   --         --            --           (42,373)    42,343      --
 Issuance of common shares
   from treasury upon
   exercise of stock
   options (Note 12).......   --         (5,338)       --            28,009      --         --
 Tax benefit from exercises
   of stock options........   --          1,263        --            --          --         --
 Equity in the issuance of
   Snapple Beverage Group,
   Inc. below market stock
   options (Note 12).......   --          1,157        --            --          --         --
 Modification of stock
   option terms
   (Note 12)...............   --            491        --            --          --         --
 Amortization of below
   market stock options
   (Note 12)...............   --         --            --            --          --            61
 Other.....................   --           (259)       --               159      --         --
                             ------    --------      --------     ---------   --------    -------
Balance at December 31,
 2000......................  $3,555    $211,967      $350,561     $(242,772)  $(43,843)   $ --
                             ------    --------      --------     ---------   --------    -------
                             ------    --------      --------     ---------   --------    -------

                                          ACCUMULATED OTHER
                                   COMPREHENSIVE INCOME (DEFICIT)
                                   ------------------------------
                               UNREALIZED
                             GAIN (LOSS) ON
                               AVAILABLE-      CURRENCY     UNRECOGNIZED
                                FOR-SALE      TRANSLATION     PENSION
                              INVESTMENTS     ADJUSTMENT        LOSS         TOTAL
                              -----------     ----------        ----         -----
Balance at January 2,
 2000......................     $ 5,398          $(358)        $--         $(166,726)
 Comprehensive income
   (loss):
     Net income............      --              --            --            441,241
     Net change in currency
      translation
      adjustment...........      --                322         --                322
     Unrealized losses on
      available-for-sale
      investments
      (Note 5).............      (2,322)         --            --             (2,322)
     Unrecognized pension
      loss (Note 20).......      --              --             (198)           (198)
                                                                           ---------
     Comprehensive
      income...............      --              --            --            439,043
                                                                           ---------
 Purchases of common shares
   for treasury from
   certain officers and a
   director with related
   recognition of
   compensation
   (Note 12)...............      --              --            --            (15,520)
 Common stock acquired
   under future purchase
   obligation (Note 12)....      --              --            --                (30)
 Issuance of common shares
   from treasury upon
   exercise of stock
   options (Note 12).......      --              --            --             22,671
 Tax benefit from exercises
   of stock options........      --              --            --              1,263
 Equity in the issuance of
   Snapple Beverage Group,
   Inc. below market stock
   options (Note 12).......      --              --            --              1,157
 Modification of stock
   option terms
   (Note 12)...............      --              --            --                491
 Amortization of below
   market stock options
   (Note 12)...............      --              --            --                 61
 Other.....................      --              --            --               (100)
                                -------          -----         -----       ---------
Balance at December 31,
 2000......................     $ 3,076          $ (36)        $(198)      $ 282,310
                                -------          -----         -----       ---------
                                -------          -----         -----       ---------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                         Year Ended
                                                         ---------------------------------------
                                                          January 3,   January 2,   December 31,
                                                             1999         2000         2000
                                                             ----         ----         ----
Cash flows from continuing operating activities:
    Net income.........................................  $  14,636    $  10,124     $ 441,241
    Adjustments to reconcile net income to net cash
      provided by (used in) continuing operating
      activities:
        Income from discontinued operations............    (11,449)      (4,519)     (472,078)
        Write-off of unamortized deferred financing
          costs and, in 1999, interest rate cap
          agreement costs..............................     --           11,446        27,491
        Capital market transaction related
          compensation.................................     --           --            26,010
        Compensation expense from repurchases of common
          stock issued upon exercise of stock
          options......................................     --           --            10,422
        Deferred income tax provision (benefit)........     (1,397)       2,261         9,745
        Depreciation and amortization of properties....      1,702        2,888         3,394
        Amortization of costs in excess of net assets
          of acquired companies, other intangible
          assets and certain other items...............      3,214        2,535         1,919
        Amortization of deferred financing costs and
          original issue discount......................      2,645          643           121
        Equity in losses of investees, net.............        447       --             2,331
        Operating investment adjustments, net (see
          below).......................................    (24,990)       7,082        (5,084)
        Gain on sale of business.......................     --           (1,188)       --
        Other, net.....................................        712         (139)          114
        Changes in operating assets and liabilities:
            Increase in receivables....................     (2,251)      (1,706)       (2,667)
            Decrease (increase) in prepaid expenses....      1,502          463           (31)
            Increase (decrease) in accounts payable and
              accrued expenses.........................      2,200       (5,396)        6,350
                                                         ---------    ---------     ---------
                Net cash provided by (used in)
                  continuing operating activities......    (13,029)      24,494        49,278
                                                         ---------    ---------     ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below).............     (7,688)     (55,184)     (167,479)
    Capital expenditures...............................     (5,234)      (7,743)      (11,955)
    Business acquisition...............................     (3,000)      --            --
    Cash of Chesapeake Insurance Company Limited
      sold.............................................     (8,864)      --            --
    Other..............................................     (1,117)         197         1,400
                                                         ---------    ---------     ---------
                Net cash used in continuing investing
                  activities...........................    (25,903)     (62,730)     (178,034)
                                                         ---------    ---------     ---------
Cash flows from continuing financing activities:
    Proceeds from long-term debt.......................     --           --           289,963
    Repayments of long-term debt.......................     (1,901)      (1,084)       (5,574)
    Proceeds from stock option exercises...............      3,939        7,370        22,671
    Repurchases of common stock for treasury...........    (54,680)    (117,160)      (68,315)
    Restricted cash equivalents transferred to reserve
      account..........................................     --           --           (30,745)
    Deferred financing costs...........................     --           --           (12,445)
                                                         ---------    ---------     ---------
                Net cash provided by (used in)
                  continuing financing activities......    (52,642)    (110,874)      195,555
                                                         ---------    ---------     ---------
Net cash provided by (used in) continuing operations...    (91,574)    (149,110)       66,799
Net cash provided by discontinued operations...........    106,367      157,956       401,493
                                                         ---------    ---------     ---------
Net increase in cash and cash equivalents..............     14,793        8,846       468,292
Cash and cash equivalents at beginning of year.........    104,204      118,997       127,843
                                                         ---------    ---------     ---------
Cash and cash equivalents at end of year...............  $ 118,997    $ 127,843     $ 596,135
                                                         ---------    ---------     ---------
                                                         ---------    ---------     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                       YEAR ENDED
                                                         --------------------------------------
                                                         JANUARY 3,   JANUARY 2,   DECEMBER 31,
                                                            1999         2000          2000
                                                            ----         ----          ----
Supplemental disclosures of cash flow information:
  Operating investment adjustments, net:
    Proceeds from sales of trading securities..........  $  30,412    $  76,490     $  61,271
    Cost of trading securities purchased...............    (55,394)     (64,961)      (52,533)
    Net recognized (gains) losses from trading
      securities.......................................     (2,236)     (12,914)        2,658
    Net recognized (gains) losses from transactions in
      other than trading securities, including equity
      in investment limited partnerships, and short
      positions........................................      2,228        8,467       (16,480)
                                                         ---------    ---------     ---------
                                                         $ (24,990)   $   7,082     $  (5,084)
                                                         ---------    ---------     ---------
                                                         ---------    ---------     ---------
  Investing investment activities, net:
    Cost of available-for-sale securities and other
      investments purchased............................  $(107,093)   $(113,373)    $(314,368)
    Proceeds from sales of available-for-sale
      securities and other investments.................     78,065       73,521       150,671
    Proceeds of securities sold short..................     45,585       53,281        42,922
    Payments to cover short positions in securities....    (24,245)     (68,613)      (46,704)
                                                         ---------    ---------     ---------
                                                         $  (7,688)   $ (55,184)    $(167,479)
                                                         ---------    ---------     ---------
                                                         ---------    ---------     ---------
  Cash paid during the year for continuing operations
    for:
    Interest...........................................  $  15,560    $   2,076     $   3,911
                                                         ---------    ---------     ---------
                                                         ---------    ---------     ---------
    Income taxes, net of refunds.......................  $  10,627    $   1,361     $   1,360
                                                         ---------    ---------     ---------
                                                         ---------    ---------     ---------

    Due to their noncash nature, the following transactions are not reflected in the 1999 and 2000 consolidated statements of cash flows (amounts in whole shares and dollars):

    As part of a contract entered into on August 19, 1999, the Company agreed to repurchase 1,999,207 shares of its Class B common stock on or before August 19, 2000 for $42,343,000 and 1,999,207 shares of its Class B common stock on or before August 19, 2001 for $43,843,000. The first such purchase occurred on August 10, 2000. The aggregate obligation for these purchases of $86,186,000 and $43,843,000 as of January 2, 2000 and December 31, 2000, respectively, has been recorded by the Company as 'Forward purchase obligation for common stock' with an equal offsetting reduction to the 'Common stock to be acquired' component of stockholders' equity (deficit). See Note 12 for further disclosure of this transaction.

    On January 19, 2000, in addition to a cash payment of $9,210,000 included in 'Capital expenditures,' the Company assumed an $18,000,000 secured promissory note in connection with the acquisition of 280 Holdings, LLC, which owns an airplane previously leased by the Company. Such $18,000,000 was reported as an addition to 'Transportation and office equipment' (see Note 6) with an offsetting increase in long-term debt (see Note 9). See Note 22 for further disclosure of this transaction.

    In connection with the October 25, 2000 sale of the Company's beverage businesses and the related assumption by the purchaser of the Company's convertible debt, the Company effectively established a written call option on the Company's common stock relating to the conversion feature of such debt. The fair value of the written call option of $1,476,000 as of October 25, 2000 was recorded as a reduction of the gain on the sale of the beverage businesses included in discontinued operations with an equal offsetting credit to 'Deferred income and other liabilities.' The reduction in the fair value of the written call option during the period October 26, 2000 to December 31, 2000 was reported as a component of 'Other income, net.' See Note 12 for further disclosure of this transaction.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. (referred to herein as 'Triarc' and, collectively with its subsidiaries, as the 'Company') and its subsidiaries. The principal subsidiary of the Company, wholly-owned as of December 31, 2000, is Arby's Acquisition, LLC which owns 100% of Arby's, Inc. ('Arby's'). The Company's wholly-owned subsidiaries at December 31, 2000 also included National Propane Corporation ('National Propane') and SEPSCO, LLC ('SEPSCO'). The Company also owned 100% (99.9% prior to October 25, 2000) of (1) Snapple Beverage Group, Inc. ('Snapple Beverage Group'), formerly Triarc Beverage Holdings Corp., which owned 100% of Snapple Beverage Corp. ('Snapple'), Mistic Brands, Inc. ('Mistic'), and Stewart's Beverages, Inc. ('Stewart's') and (2) Royal Crown Company, Inc. ('Royal Crown'), prior to the October 25, 2000 sale of such companies. These beverage businesses through the date of sale have been accounted for as discontinued operations in 2000 and the accompanying consolidated financial statements for 1998 and 1999 have been reclassified accordingly. National Propane and its subsidiary National Propane SGP, Inc., wholly-owned by the Company, owned a combined 42.7% interest in National Propane Partners, L.P. (the 'Propane Partnership') and a subpartnership prior to the July 19, 1999 sale of substantially all of such interest. The propane business of the Propane Partnership through the date of sale was accounted for as a discontinued operation in 1999 and the accompanying consolidated financial statements for 1998 have been reclassified accordingly. All significant intercompany balances and transactions have been eliminated in consolidation. See Notes 3 and 18 for further disclosure of the dispositions referred to above.

FISCAL YEAR

    The Company reports on a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1998 fiscal year contained 53 weeks and commenced December 29, 1997 and ended on January 3, 1999, and its 1999 and 2000 fiscal years each contained 52 weeks and commenced January 4, 1999 and ended on January 2, 2000 and commenced January 3, 2000 and ended on December 31, 2000, respectively. Such periods are referred to herein as (1) 'the year ended January 3, 1999' or '1998' and (2) 'the year ended January 2, 2000' or '1999' and 'the year ended December 31, 2000' or '2000,' respectively. January 2, 2000 and December 31, 2000 are referred to herein as 'Year-End 1999' and 'Year-End 2000,' respectively.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in United States government agency debt securities, interest-bearing brokerage accounts, money market mutual funds, commercial paper of high credit-quality entities and United States Treasury bills.

INVESTMENTS

Short-Term Investments

    Short-term investments include marketable debt and equity securities with readily determinable fair values and other short-term investments, including investments in limited partnerships, which are not readily marketable. The Company's marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized gains or losses, net of income taxes, reported as a separate component of stockholders' equity (deficit) or included as a component of net income, respectively. Other short-term investments consist of investments in which the Company has significant influence over the investees and investments in which the Company does not have significant
                                                                              47

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 31, 2000

influence over the investees and are not readily marketable. Other short-term investments in which the Company has significant influence over the investees ('Equity Investments') are accounted for in accordance with the equity method (the 'Equity Method') of accounting under which the consolidated results include the Company's proportionate share of income or loss of such investees. The carrying value of the Company's investment in each of its short-term Equity Investments is equal to the underlying equity in net assets of each investee. Other short-term investments in which the Company does not have significant influence over the investees and are not readily marketable (the 'Cost Investments') are accounted for at cost. The cost of securities sold for all marketable securities is determined using the specific identification method.

Non-Current Investments

    The Company's non-current investments consist of Equity Investments which are accounted for in accordance with the Equity Method and Cost Investments which are accounted for at cost. The excess, if any, of the carrying value of the Company's non-current Equity Investments over the underlying equity in net assets of each investee at the time of their acquisition is being amortized to equity in earnings (losses) of investees included in 'Other income, net' (see
Note 17) on a straight-line basis over 15 years. See Note 8 for further discussion of the Company's non-current investments.

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

Gain on Issuance of Investee Stock

    The Company recognizes a gain or loss upon an investee's sale of any previously unissued stock to third parties to the extent of the decrease in the Company's ownership of the investee, where realization of the gain by the Company is reasonably assured.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

    Properties are stated at cost less accumulated depreciation and amortization. Depreciation of transportation and office equipment is computed on the straight-line basis using the estimated useful lives of 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

AMORTIZATION OF INTANGIBLES

    Costs in excess of net assets of acquired companies ('Goodwill') are being amortized on the straight-line basis over 15 to 40 years. Trademarks are being amortized on the straight-line basis over 15 years. A non-compete agreement is being amortized on the straight-line basis over 5 years. Distribution rights are being amortized on the straight-line basis over 3 to 15 years. Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

IMPAIRMENTS

Intangible Assets

    The amount of impairment, if any, in unamortized Goodwill is measured based on projected future operating performance. To the extent future operating performance of the enterprise (Arby's) to which the Goodwill relates through the period such Goodwill is being amortized is sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's derivatives consist of (1) the conversion component of short-term investments in corporate convertible debt securities which are accounted for as trading securities (see Note 5), (2) put and call options on equity and corporate debt securities which are accounted for as trading securities (see Note 5), (3) a written call option on Triarc's common stock with physical settlement (see Note 12) and (4) a forward purchase obligation for Triarc's common stock with cash settlement (see Note 12). The conversion component of corporate convertible debt securities, put and call options on equity and corporate debt securities and the call option on Triarc's common stock with physical settlement are recorded at fair value. The forward purchase obligation for Triarc's common stock with cash settlement is recorded at the cash redemption amount.

STOCK-BASED COMPENSATION

    The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options over the amount an employee must pay to acquire the stock. Such amounts are being amortized as compensation expense over the vesting period of the related stock options. Additional compensation cost for stock options settled in cash or for shares of common stock repurchased by the Company within six months after exercise is measured as the excess of cash paid to an employee over, if applicable, the amount an employee paid to exercise the options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options. Compensation cost for stock appreciation rights is recognized currently based on the change in the market price of the Company's common stock during each period.

TREASURY STOCK

    Treasury stock is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

FOREIGN CURRENCY TRANSLATION

    Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial
                                                                              49

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

statements, including those of discontinued operations through their date of disposition, are charged or credited directly to the 'Currency translation adjustment' component of 'Accumulated other comprehensive income (deficit)' in 'Stockholders' equity (deficit).'

INCOME TAXES

    The Company files a consolidated Federal income tax return with all of its subsidiaries except Chesapeake Insurance Company Limited (through its sale on December 30, 1998), a foreign corporation. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

    Franchise fees are recognized as income when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area being developed and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised store and are accrued as earned.

RECLASSIFICATIONS

    Certain amounts included in the prior years' consolidated financial statements have been reclassified to (1) reflect Snapple Beverage Group and Royal Crown as discontinued operations (see Note 18) and (2) otherwise conform with the current year's presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company franchises Arby's'r' quick service restaurants representing the largest restaurant franchising system specializing in slow-roasted roast beef sandwiches. Arby's also offers an extensive menu of chicken, turkey, ham and submarine sandwiches, side dishes and salads. Some Arby's restaurants are multi-branded with the Company's T.J. Cinnamons'r' and/or Pasta Connection product lines. The Company's franchised restaurants are principally throughout the United States and, to a much lesser extent, Canada. Information concerning the number of Arby's restaurants is as follows:

                                                             1998    1999    2000
                                                             ----    ----    ----
Franchised restaurants opened..............................    130     159     156
Franchised restaurants closed..............................     87      66      65
Franchised restaurants open at end of year.................  3,135   3,228   3,319

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
50

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

CERTAIN RISK CONCENTRATIONS

    The Company believes that its vulnerability to risk concentrations related to its restaurant operations is somewhat mitigated due to the significance of its investment portfolios and the related investment income. The Company has one significant franchisee which accounted for 24%, 21% and 20% of consolidated revenues and other earnings in 1998, 1999 and 2000, respectively, the loss of which would have a material adverse impact on the Company's business. The Company's restaurant franchise operations could also be adversely affected by changing consumer preferences resulting from health or safety concerns with respect to the consumption of beef. The Company believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials for its franchisees is not significant. The Company also believes that its vulnerability to risk concentrations related to geographical concentration is minimized since the Company's franchisees generally operate throughout the United States with minimal foreign exposure.

(3) BUSINESS ACQUISITIONS AND DISPOSITIONS

2000 TRANSACTION

Sale of Beverage Businesses

    On October 25, 2000, the Company sold (the 'Snapple Beverage Sale') Snapple Beverage Group (the Company's former premium beverage business) and Royal Crown (the Company's former soft drink concentrate business) to affiliates of Cadbury Schweppes plc ('Cadbury'). The consideration paid to the Company consisted of
(1) cash of $896,250,000, subject to any additional post-closing adjustment, and
(2) the assumption by Cadbury of $425,112,000 of debt and related accrued interest. The assumed debt and accrued interest consisted of (1) $300,000,000 of 10 1/4% senior subordinated notes due 2009 (the 'Senior Notes') co-issued by Triarc Consumer Products Group, LLC ('TCPG'), the parent company of Snapple Beverage Group and Royal Crown and a subsidiary of Triarc, and Snapple Beverage Group, (2) $119,130,000, net of unamortized original issue discount of $240,870,000, of Triarc's zero coupon convertible subordinated debentures due 2018 (the 'Debentures') and (3) $5,982,000 of accrued interest. The Snapple Beverage Sale resulted in an after-tax gain in 2000 recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 18) of $480,946,000, subject to any additional post-closing purchase price adjustment, and net of $19,134,000 of related fees and expenses and $226,765,000 of income tax provision. In connection with the closing of the Snapple Beverage Sale, the Company repaid the outstanding (1) principal of $436,433,000, (2) accrued interest of $1,119,000, (3) related prepayment penalties of $5,509,000 and
(4) fees of $57,000 under a senior bank credit facility (the 'Beverage Credit Facility') maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation ('RC/Arby's'), the then parent company of Royal Crown and a subsidiary of TCPG.

1999 TRANSACTION

Sale of Propane Business

    On July 19, 1999 the Company sold (the 'Propane Partnership Sale') 41.7% of its remaining 42.7% interest in the Propane Partnership and a subpartnership, National Propane, L.P. (the 'Operating Partnership'), to Columbia Propane, L.P. ('Columbia'), retaining a 1% limited partner interest. The consideration paid to the Company consisted of (1) cash of $2,866,000 and (2) the forgiveness of $15,816,000 of a note payable to the Operating Partnership by Triarc (the 'Partnership Note') with a remaining principal balance of $30,700,000 immediately prior to the Propane Partnership Sale. The $2,866,000 of cash consisted of $2,101,000 of consideration for the Company's sold interests in the Propane Partnership and the Operating Partnership and $1,033,000 representing the reimbursement of interest expense incurred and paid by the Company on the Partnership Note, both partially offset by $268,000 of amounts equivalent to interest on advances made by Columbia in a tender offer for the then publicly traded common units representing the 57.3% interest not
                                                                              51

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

owned by the Company subsequent to the Propane Partnership IPO (see below). The Propane Partnership Sale resulted in an after-tax gain in 1999, recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 18), of $11,204,000, net of $3,477,000 of related fees and expenses and $6,282,000 of income tax provision. In connection with the closing of the Propane Partnership Sale, the Company repaid the remaining principal balance of the Partnership Note of $14,884,000 and the Propane Partnership merged into Columbia.

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

    In connection with the Propane Partnership Sale, National Propane, whose principal asset following the Propane Partnership Sale is a $30,000,000 intercompany note receivable from Triarc, retained a 1% special limited partner interest in the Operating Partnership and agreed that while it remains a special limited partner, National Propane would indemnify ('the Indemnification') Columbia for any payments made by Columbia, only after recourse to the assets of the Operating Partnership, related to Columbia's obligations under certain of the debt of the Operating Partnership, aggregating approximately $138,000,000 as of December 31, 2000, if the Operating Partnership is unable to repay or refinance such debt. Under the purchase agreement, both Columbia and National Propane may require the Operating Partnership to repurchase the 1% special limited partner interest. The Company believes that it is unlikely that it will be called upon to make any payments under the Indemnification.

1998 TRANSACTIONS

Sale of Insurance Operations

    Effective December 30, 1998 the Company sold (the 'Chesapeake Sale') all of the stock of Chesapeake Insurance Company Limited ('Chesapeake Insurance') to International Advisory Services Ltd. for $250,000 in cash and a $1,500,000 note (the 'IAS Note') bearing interest at an annual rate of 6% and due in 2003. Chesapeake Insurance (1) prior to October 1993 provided certain property insurance coverage for the Company and reinsured a portion of casualty and group life insurance coverage which the Company and certain former affiliates maintained with an unaffiliated insurance company and (2) prior to April 1993 reinsured insurance risks of unaffiliated third parties. The collectibility of the IAS Note was subject to the favorable settlement of claims existing at December 30, 1998 and there would have been no realization if such claims were settled for $8,245,000 or more. Due to the uncertainty surrounding such collection, the IAS Note was fully reserved as of December 30, 1998. The IAS Note was fully collectible if the claims were settled for no more than $6,245,000 and during 2000 the Company collected the full $1,500,000 under the IAS Note which was recognized as income in 2000. The $1,086,000 excess of the book value of Chesapeake Insurance of $1,332,000 and related expenses of $4,000 over the cash proceeds of $250,000 was recognized in 1998 as the pretax loss on the Chesapeake Sale. The $1,500,000 of income in 2000 and $1,086,000 of loss in 1998 were included in 'General and administrative' expenses since they effectively represent adjustments of prior period insurance reserves. The Company's reserve for insurance claims of $8,421,000 as of December 29, 1997 was utilized during 1998 of which $197,000 was payment of claims and $8,224,000 was released in connection with the Chesapeake Sale.

Acquisition of T.J. Cinnamons

    On August 27, 1998 the Company acquired from Paramark Enterprises, Inc. ('Paramark,' formerly known as T.J. Cinnamons, Inc.) all of Paramark's franchise agreements for full concept bakeries of T.J. Cinnamons, an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

products, and Paramark's wholesale distribution rights for T.J. Cinnamons products, as well as settling remaining contingent payments from the 1996 acquisition of the trademarks, service marks, recipes and proprietary formulae of T.J. Cinnamons. The aggregate consideration in 1998 of $3,910,000 consisted of cash of $3,000,000 and a $1,000,000 (discounted value of $910,000)
non-interest bearing obligation paid in equal monthly installments through August 2000.

PURCHASE PRICE ALLOCATIONS OF T.J. CINNAMONS

    The following table sets forth the allocation of the purchase price of T.J. Cinnamons discussed above to the assets acquired and liabilities assumed and a reconciliation to business acquisition in the accompanying 1998 consolidated statement of cash flows (in thousands):

Goodwill........................................  $  411
Other intangible assets, including trademarks of
  $3,389........................................   3,499
                                                  ------
                                                   3,910
Less long-term debt issued to sellers...........     910
                                                  ------
                                                  $3,000
                                                  ------
                                                  ------

(4) INCOME (LOSS) PER SHARE

    Basic income (loss) per share for 1998, 1999 and 2000 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 30,306,000, 26,015,000 and 23,232,000, respectively. Diluted income (loss) per share for 1998 and 1999 has been computed by dividing the income (loss) by an aggregate 31,527,000 and 26,943,000 shares, respectively. Diluted income (loss) per share for 2000 is the same as the basic income (loss) per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities to the loss from continuing operations would have been antidilutive. The shares used for diluted income (loss) per share consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the effect of dilutive stock options of 1,221,000 and 818,000 shares for 1998 and 1999, respectively, computed using the treasury stock method and (2) the effect of a dilutive forward purchase obligation for common stock (see Note 12) of 110,000 shares for 1999. The shares for diluted income (loss) per share exclude any effect of
(1) the assumed conversion of the Debentures through the date of their assumption by Cadbury and (2) a written call option for common stock which commenced following the assumption of the Debentures by Cadbury (see Note 12) since the effect of each of these on income (loss) from continuing operations would have been antidilutive.

(5) SHORT-TERM INVESTMENTS AND SECURITIES SOLD BUT NOT YET PURCHASED

SHORT-TERM INVESTMENTS

    The Company's short-term investments are stated at fair value, except for other short-term investments which are stated either at cost, as reduced by any unrealized losses deemed to be other than temporary, or at equity. Cost, as set forth in the table below, represents amortized cost as reduced by any unrealized losses deemed other than temporary (see Note 16) for United States government debt securities and corporate debt securities and cost as reduced by any unrealized losses deemed to be other than temporary for other short-term investments. The cost, gross unrealized gains and losses, fair value and carrying value, as appropriate, of the Company's short-term investments at January 2, 2000 and December 31, 2000 were as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                  YEAR-END 1999                               YEAR-END 2000
                               ----------------------------------------------------   ------------------------------
                                           GROSS UNREALIZED                                       GROSS UNREALIZED
                                          -------------------     FAIR     CARRYING              -------------------
                                 COST      GAINS      LOSSES     VALUE      VALUE       COST      GAINS      LOSSES
                                 ----      -----      ------     -----      -----       ----      -----      ------
Marketable securities
 Available-for-sale:
   United States government
     debt securities.........  $  --       $   --    $ --       $  --      $  --      $243,873    $  295     $ (34)
   Corporate debt
     securities..............    18,976        39       (552)     18,463     18,463        527         2       (57)
   Equity securities.........    29,171     4,105     (2,235)     31,041     31,041     15,578     4,313       (29)
                               --------    ------    -------    --------   --------   --------    ------     -----
      Total
        available-for-sale
        marketable
        securities...........    48,147    $4,144    $(2,787)     49,504     49,504    259,978    $4,610     $(120)
                               --------    ------    -------    --------   --------   --------    ------     -----
                                           ------    -------                                      ------     -----
 Trading:
   Equity securities.........    19,216                           23,449     23,449     15,095
   Corporate debt
     securities..............     4,726                            5,318      5,318      2,389
                               --------                         --------   --------   --------
      Total trading
        securities...........    23,942                           28,767     28,767     17,484
                               --------                         --------   --------   --------
 Other short-term
   investments...............    63,793                           77,738     73,363     31,617
                               --------                         --------   --------   --------
                               $135,882                         $156,009   $151,634   $309,079
                               --------                         --------   --------   --------
                               --------                         --------   --------   --------

                                  YEAR-END 2000
                               -------------------

                                 FAIR     CARRYING
                                VALUE      VALUE
                                -----      -----
Marketable securities
 Available-for-sale:
   United States government
     debt securities.........  $244,134   $244,134
   Corporate debt
     securities..............       472        472
   Equity securities.........    19,862     19,862
                               --------   --------
      Total
        available-for-sale
        marketable
        securities...........   264,468    264,468
                               --------   --------

 Trading:
   Equity securities.........    16,290     16,290
   Corporate debt
     securities..............     1,170      1,170
                               --------   --------
      Total trading
        securities...........    17,460     17,460
                               --------   --------
 Other short-term
   investments...............    40,047     32,089
                               --------   --------
                               $321,975   $314,017
                               --------   --------
                               --------   --------

    United States government debt securities and corporate debt securities at December 31, 2000 which are classified as available-for-sale mature as follows (in thousands):

                                                                           FAIR
FISCAL YEARS                                                    COST      VALUE
------------                                                    ----      -----
2001........................................................  $243,873   $244,134
2002........................................................       304        306
2003........................................................       223        166
                                                              --------   --------
                                                              $244,400   $244,606
                                                              --------   --------
                                                              --------   --------

    Proceeds from sales of available-for-sale marketable securities were $63,562,000, $72,552,000 and $82,392,000 in 1998, 1999 and 2000, respectively.
Gross realized gains and gross realized losses on those sales are included in 'Investment income, net' in the accompanying consolidated income statements (see
Note 16) and are as follows (in thousands):

                                                          1998     1999     2000
                                                          ----     ----     ----
Gross realized gains...................................  $5,072   $7,514   $14,441
Gross realized losses..................................    (550)    (865)   (8,689)
                                                         ------   ------   -------
                                                         $4,522   $6,649   $ 5,752
                                                         ------   ------   -------
                                                         ------   ------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

    The net change in the unrealized gains on available-for-sale securities and the equity in an unrealized gain on a retained interest of MCM Capital Group, Inc., an Equity Investment included in non-current investments (see Note 8), included in other comprehensive income (loss) consisted of the following (in thousands):

                                                          1998     1999      2000
                                                          ----     ----      ----
Net change in unrealized gains on available-for-sale
  securities:
    Change in unrealized appreciation of
      available-for-sale securities.....................  $ 462   $ 9,843   $ 4,549
    Less reclassification adjustments for prior year
      appreciation of securities sold during the year...   (468)     (668)   (8,098)
                                                          -----   -------   -------
                                                             (6)    9,175    (3,549)
    Equity in the increase (decrease) in unrealized gain
      on a retained interest............................    596      (234)     (117)
    Income tax (provision) benefit......................   (189)   (3,207)    1,344
                                                          -----   -------   -------
                                                          $ 401   $ 5,734   $(2,322)
                                                          -----   -------   -------
                                                          -----   -------   -------

    The change in the net unrealized gain or loss on trading securities resulted in income of $2,675,000 and $2,143,000 in 1998 and 1999, respectively, and a loss of $4,848,000 in 2000 and are included in 'Investment income, net' in the accompanying consolidated income statements (see Note 16).

    Other short-term investments represent investments in limited partnerships, limited liability companies and similar investment entities which invest in securities; primarily consisting of debt securities, common and preferred equity securities, convertible preferred equity and debt securities, stock warrants and rights and stock options. These investments are focused on both domestic and foreign securities, including those of emerging market countries. Certain of these investments are accounted for in accordance with the equity method.

SECURITIES SOLD BUT NOT YET PURCHASED

    The Company also enters into short sales of debt and equity securities as part of its portfolio management strategy. The Company's short sales are commitments to sell such debt and equity securities not owned at the time of sale that require purchase of such debt and equity securities at a future date. Such short sales resulted in proceeds of $45,585,000, $53,281,000 and $42,922,000 in 1998, 1999 and 2000, respectively. The change in the net unrealized losses on securities sold but not yet purchased resulted in losses of $3,069,000 and $1,834,000 in 1998 and 1999, respectively, and income of $4,527,000 in 2000 and are included in 'Investment income, net' (see Note 16). The fair value and carrying value of the liability for securities sold but not yet purchased was $21,138,000 and $14,129,000 at January 2, 2000 and December 31, 2000, respectively, and is included in 'Accrued expenses' (see Note 6).

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(6) BALANCE SHEET DETAIL

RECEIVABLES

    The following is a summary of the components of receivables (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Receivables:
    Trade...................................................  $ 9,867   $10,749
    Affiliates..............................................      742       112
    Other...................................................    2,346     4,876
                                                              -------   -------
                                                               12,955    15,737
Less allowance for doubtful accounts........................    1,371     1,172
                                                              -------   -------
                                                              $11,584   $14,565
                                                              -------   -------
                                                              -------   -------

    The following is an analysis of the allowance for doubtful accounts, all of which relates to trade receivables (in thousands):

                                                          1998     1999     2000
                                                          ----     ----     ----
Balance at beginning of year...........................  $1,316   $1,306   $1,371
Provision for doubtful accounts........................   1,217      461      292
Uncollectible accounts written off.....................  (1,227)    (396)    (491)
                                                         ------   ------   ------
                                                         $1,306   $1,371   $1,172
                                                         ------   ------   ------
                                                         ------   ------   ------

    Certain trade receivables aggregating $7,609,000 as of December 31, 2000 are pledged as collateral for securitization notes (see Note 9).

PROPERTIES

    The following is a summary of the components of properties (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Land........................................................  $   728   $   750
Transportation and office equipment.........................    5,753    41,909
Leasehold improvements......................................   16,417     9,342
                                                              -------   -------
                                                               22,898    52,001
Less accumulated depreciation and amortization..............    9,311    11,904
                                                              -------   -------
                                                              $13,587   $40,097
                                                              -------   -------
                                                              -------   -------

    Certain transportation equipment with a net book balance of $32,282,000 as of December 31, 2000 is pledged as collateral for a secured promissory note (see
Note 9).

UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

    The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Costs in excess of net assets of acquired companies.........  $29,599   $29,599
Less accumulated amortization...............................    9,993    10,835
                                                              -------   -------
                                                              $19,606   $18,764
                                                              -------   -------
                                                              -------   -------

OTHER INTANGIBLE ASSETS

    The following is a summary of the components of other intangible assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Trademarks..................................................  $ 8,003   $ 8,003
Non-compete agreement.......................................    2,214     2,214
Other.......................................................      229       229
                                                              -------   -------
                                                               10,446    10,446
Less accumulated amortization...............................    3,750     4,376
                                                              -------   -------
                                                              $ 6,696   $ 6,070
                                                              -------   -------
                                                              -------   -------

DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Deferred financing costs....................................  $   140   $12,585
Other.......................................................   11,516    11,335
                                                              -------   -------
                                                               11,656    23,920
Less accumulated amortization...............................    1,529       759
                                                              -------   -------
                                                              $10,127   $23,161
                                                              -------   -------
                                                              -------   -------

ACCRUED EXPENSES

    The following is a summary of the components of accrued expenses (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Accrued compensation and related benefits...................  $17,177   $25,678
Securities sold but not yet purchased (Note 5)..............   21,138    14,129
Accrued interest............................................    5,553     6,520
Accrued taxes...............................................    4,471     5,710
Other.......................................................   17,738    13,328
                                                              -------   -------
                                                              $66,077   $65,365
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 31, 2000

(7) RESTRICTED CASH EQUIVALENTS

    The following is a summary of the components of restricted cash equivalents (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Collateral supporting obligations under the securitization
  notes (Note 9)............................................  $ --      $30,745
Support for letter of credit securing payments due under a
  lease.....................................................    1,939     1,939
                                                              -------   -------
                                                              $ 1,939   $32,684
                                                              -------   -------
                                                              -------   -------

(8) INVESTMENTS

    The following is a summary of the components of investments classified as non-current (in thousands):

                                   INVESTMENT                  YEAR-END 2000
                                -----------------   -----------------------------------
                                    YEAR-END                       INTEREST IN
                                -----------------                  UNDERLYING    MARKET
                                 1999      2000        % OWNED       EQUITY      VALUE
                                 ----      ----        -------       ------      -----
MCM Capital Group, Inc., at
  equity less, in 2000, an
  other than temporary
  unrealized loss.............  $ 4,189   $   230       8.4%          $846        $230
EBT Holding Company, LLC, at
  equity......................      372       381       18.6%          381
280 KPE Holdings, LLC in 2000
  and Clarion KPE Investors,
  LLC in 1999, at equity......      694       705       25.3%          653
Limited partnerships and
  limited liability companies,
  at equity...................      853       520   8.7% to 13.5%      520
Non-marketable preferred and
  common stock, at cost.......    4,550     4,910
Other, at cost................    3,497     4,849
                                -------   -------
                                $14,155   $11,595
                                -------   -------
                                -------   -------

    The Company's investment in MCM Capital Group, Inc. ('MCM') at December 31, 2000 was less than its interest in MCM's underlying equity as a result of the Company's write-down of its investment in MCM to its fair market value based upon the closing bid price for its common stock at December 31, 2000, as described in more detail below. Prior to the write-down of the Company's investment in MCM, its investment in MCM exceeded the underlying equity in MCM's net assets. During 1998, 1999 and 2000 amortization of such excess amounted to $104,000, $113,000 and $107,000, respectively, which is included in the equity in earnings or losses of MCM. The Company's investment in 280 KPE Holdings, LLC ('280 KPE') at December 31, 2000 exceeded its interest in 280 KPE's underlying equity as a result of outstanding receivables due from members of 280 KPE which are reflected as a reduction of members' equity of 280 KPE.

    The Company's consolidated equity in the earnings (losses) of investees accounted for under the equity method and classified as non-current and included as a component of 'Other income, net' (see Note 17) in the accompanying consolidated income statements consisted of the following components (in thousands):

                                                           1998     1999     2000
                                                           ----     ----     ----
MCM Capital Group, Inc., at equity......................  $   834   $(147)  $(2,099)
Limited partnerships and limited liability companies, at
  equity................................................   (1,281)    157      (208)
                                                          -------   -----   -------
                                                          $  (447)  $  10   $(2,307)
                                                          -------   -----   -------
                                                          -------   -----   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

    The equity in the earnings (losses) of investees included in 'Other income, net' in the table above excludes the equity in the income or loss of 280 KPE and EBT Holding Company, LLC ('EBT'), investment limited liability companies, which is included in 'Investment income, net' (see Note 16).

    The Company and certain of its officers have co-invested in MCM. MCM is a financial services company specializing in the recovery, restructuring, resale and securitization of charged-off receivable portfolios acquired at deep discounts. On July 14, 1999 MCM consummated an initial public offering (the 'MCM IPO') of 2,250,000 shares of its common stock resulting in a decrease in the Company's percentage ownership interest to 8.4% from 12.2%. The Company recorded a non-cash gain as a result of the MCM IPO of $1,188,000 reported as 'Gain on sale of business' in the accompanying consolidated income statement in 1999.

    On January 12, 2000 the Company entered into an agreement (the 'Note Guaranty') to guarantee $10,000,000 principal amount of senior notes maturing January 2007 (the 'MCM Notes') issued by MCM to a major financial institution in consideration for a fee of $200,000 and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $305,000. The $10,000,000 guaranteed amount has been reduced to $6,698,000 as of December 31, 2000 and will be further reduced by (1) any repayments of the MCM Notes, (2) any purchases of the MCM Notes by the Company and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by the Company, MCM or another significant stockholder of MCM or any of their affiliates. Certain officers of the Company, including entities controlled by them, collectively owned 15.7% of MCM at the consummation of the MCM IPO and certain of these officers have made additional open market purchases subsequent to the MCM IPO. These officers are not parties to the Note Guaranty and could indirectly benefit therefrom. In addition to the Note Guaranty, the Company and certain other stockholders of MCM, including the officers of the Company referred to above, on a joint and several basis, have entered into guaranties (the 'Bank Guaranties') and certain related agreements to guarantee up to $15,000,000 of revolving credit borrowings of a subsidiary of MCM, of which the Company would be responsible for approximately $1,800,000 assuming the full $15,000,000 was borrowed and all of the parties, other than the Company, to the Bank Guaranties and the related agreements fully perform thereunder. As of December 31, 2000 MCM had $12,947,000 of outstanding revolving credit borrowings. In connection therewith, at December 31, 2000 the Company has placed $15,000,000 of highly liquid United States government debt securities in a custodian account at such financial institution which under the Bank Guaranties is subject to set off under certain circumstances if the parties to the Bank Guaranties and related agreements fail to perform their obligations thereunder. Such United States government debt securities are included in 'Cash and cash equivalents' in the accompanying consolidated balance sheet. MCM has encountered cash flow and liquidity difficulties. While it is not currently possible to determine if MCM may eventually default on any of the aforementioned obligations, management of the Company currently believes that it is possible, but not probable, that the Company will be required to make payments under the Note Guaranty and/or the Bank Guaranties.

    On October 31, 2000 the Company, the Company officers who invested in MCM and certain other stockholders of MCM, through a newly formed limited liability company, CTW Funding, LLC ('CTW'), entered into an agreement to make available to MCM a $2,000,000 revolving credit facility (the 'MCM Revolver') to be used through December 31, 2000 to meet working capital requirements. The Company owns an 8.7% interest in CTW and should any borrowings under the MCM Revolver occur all members of CTW are required to fund such borrowings in accordance with their percentage interests. In return CTW received warrants to purchase 50,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $24,000. Any borrowings under the MCM Revolver bear interest at 12% and are due on December 31, 2001; however during 2000 there were no borrowings under the MCM Revolver. Subsequent to December 31, 2000 the MCM Revolver was renewed twice, each time for one quarter, so that it now extends through
June 30, 2001, for warrants to purchase an aggregate additional 100,000 shares of MCM common stock each at $.01 per share. The MCM Revolver may be renewed quarterly thereafter through December 31, 2001 by MCM for additional warrants to purchase 50,000 shares of MCM common stock at $.01 per share. The
                                                                              59

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

Company accounts for its investment in CTW in accordance with the equity method and had equity in the earnings of CTW of $2,000 in 2000.

    As of December 31, 2000 the fair market value of the MCM common stock was $.33 per share, or $2.89 per share less than the Company's carrying value. The MCM common stock has traded at depressed levels throughout the second half of 2000 ranging from $.13 to $.88 per share. Further, as discussed above MCM has encountered cash flow and liquidity difficulties. As a result, the Company has deemed the loss on its investment in MCM to be other than temporary and reduced its investment in MCM by $2,047,000, or to $.33 per share, as of December 31, 2000. Such other than temporary unrealized loss is included in 'Investment income, net' (see Note 16) in the accompanying consolidated income statement.

    The Company and certain of its officers and employees have co-invested in EBT, resulting in the Company owning 18.6% and the officers and employees owning 56.4%. The Company advanced the funds for the purchases by the officers and employees and transferred such ownership to the officers and employees for cash aggregating $376,000 and notes due the Company aggregating $752,000, of which one-half, or $376,000, are non-recourse notes. Such notes bear interest (9.5% at December 31, 2000) at the prime rate adjusted annually in December and as of December 31, 2000 notes aggregating $734,000 remain outstanding. The Company accounts for its investment in EBT in accordance with the equity method. However, the only operating assets of EBT are its investment in the non-cumulative preferred stock of EBondTrade.com, Inc. ('Ebondtrade') which is accounted for at cost and a note receivable from Ebondtrade dated January 5, 2000. Accordingly, the Company had no equity in the earnings or losses of EBT in 1999 and had only equity in the earnings of EBT of $9,000 in 2000.

    The Company and certain of its officers have co-invested in 280 KPE resulting in the Company owning 25.3% and the officers owning 74.7%. 280 KPE owns a 38.6% interest in Clarion KPE Investors, LLC ('Clarion') which owns the non-cumulative preferred stock of KPE, Inc. ('KPE') and has co-invested with KPE in other entities. The Company advanced the funds for the purchases by the officers. In consideration for the transfer of such ownership to the officers and to provide for future cash commitments to Clarion, the Company received cash aggregating $683,000 and notes due the Company aggregating $1,194,000, of which one-half, or $597,000, are non-recourse notes. Such notes bear interest (8 3/4% at December 31, 2000) at the prime rate adjusted annually in March. Prior to March 2000 and since November 1999, the Company had owned the entire 38.6% interest in Clarion directly. In March 2000 the Company effectively sold to certain of its officers 74.7% of its interest in Clarion. The Company accounts or accounted for its investment in 280 KPE and formerly its direct investment in Clarion in accordance with the equity method. The only asset of 280 KPE is its investment in Clarion which is also accounted for in accordance with the equity method. However, the only operating asset of Clarion is its investment in KPE which is accounted for at cost, although Clarion incurs certain administrative expenses. Accordingly, the Company's equity in losses of Clarion from November 1999 to March 2000 and of 280 KPE from March 2000 through December 31, 2000 amounted to $21,000 in 1999 and $33,000 in 2000.

    The Company provides certain officers and employees opportunities to co-invest as part of its overall retention efforts.

    The Company's investments accounted for in accordance with the equity method include MCM, a financial services company as described above, entities that develop and operate golf courses and several investment limited partnerships and limited liability companies, including EBT and 280 KPE, which generally invest in diversified portfolios of securities. As such, the summary balance sheet and income statement information presented below combines assets, liabilities, revenues and expenses which vary greatly in nature and are taken from certain balance sheets which do not distinguish between current and long-term assets and liabilities. In addition, certain entities included as of December 31, 1999 are no longer included since they were either sold or are no longer accounted for under the equity method. The largest components of total assets and liabilities represent the short-term investments and securities sold but not yet purchased of the investment entities. Other assets primarily represent properties of the golf courses and investments in receivable portfolios. Other

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

liabilities primarily represent long-term debt. Revenues relate to the operations of golf courses as well as operating revenues of the financial services company. Investment income, net relates to the investment entities.

    Summary unaudited information as to assets, liabilities, equity and results of operations for the Company's investments accounted for in accordance with the equity method as of and for the years ended December 31, 1999 and 2000, the year ends of such investments, is as follows (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                               ----       ----
Assets, liabilities and equity information:
    Short-term investments.................................  $683,629   $ 28,442
    Other assets...........................................   289,396    191,008
                                                             --------   --------
                                                             $973,025   $219,450
                                                             --------   --------
                                                             --------   --------
    Securities sold but not yet purchased..................  $540,081   $  4,899
    Other liabilities......................................    92,484    146,954
    Partners' capital/Members' capital/Stockholders'
      equity...............................................   340,460     67,597
                                                             --------   --------
                                                             $973,025   $219,450
                                                             --------   --------
                                                             --------   --------

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                               ----       ----
Results of operations information:
    Revenues...............................................  $ 37,185   $ 49,098
    Investment income (loss), net..........................    60,236    (13,121)
    Income (loss) before income taxes......................    61,152    (53,491)
    Net income (loss)......................................    63,065    (46,234)

(9) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               1999      2000
                                                               ----      ----
Insured securitization notes bearing interest at 7.44%
  scheduled to mature through 2011, net of unamortized
  original issue discount of $37 as of December 31, 2000
  (a).......................................................  $ --     $288,743
Secured promissory note bearing interest at 8.95% due
  through 2006 (b)..........................................    --       16,577
Mortgage and equipment notes payable to FFCA Mortgage
  Corporation bearing interest at a weighted average rate of
  10.38% as of December 31, 2000 due through 2016 (c).......   3,582      3,415
Other.......................................................   2,764      --
                                                              ------   --------
        Total debt..........................................   6,346    308,735
        Less amounts payable within one year................   2,554     17,017
                                                              ------   --------
                                                              $3,792   $291,718
                                                              ------   --------
                                                              ------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

    Aggregate annual maturities of long-term debt were as follows as of December 31, 2000 (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                  ------
2001......................................................  $ 17,017
2002......................................................    21,053
2003......................................................    22,643
2004......................................................    24,390
2005......................................................    26,304
Thereafter................................................   197,365
                                                            --------
                                                             308,772
Less unamortized original issue discount..................        37
                                                            --------
                                                            $308,735
                                                            --------
                                                            --------

---------

 (a) The Company, through Arby's Franchise Trust (the 'Arby's Trust'), an indirect wholly-owned subsidiary of Arby's, issued insured non-recourse securitization notes (the 'Securitization Notes') in the principal amount of $290,000,000, with a discounted amount of $289,963,000, on November 21, 2000 pursuant to Rule 144A of the Securities Act of 1933, as amended. Effective November 21, 2000 Arby's Trust owns the rights under all of the franchising agreements (the 'Franchising Agreements') for Arby's restaurants located in the United States and Canada, all market development agreements and other agreements relating to the development of future Arby's restaurants in the United States and Canada and all rights to expand and administer the Arby's restaurant system in the United States and Canada through sales of new franchises and other means. In addition, the Arby's Trust holds a 99 year license to use the Arby's trademarks, service marks and all other intellectual property rights throughout the United States and Canada.

     The remaining principal of the Securitization Notes of $288,743,000 as of December 31, 2000 is due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined, the Company currently estimates it will repay $14,789,000 in 2001 with increasing annual payments to $37,377,000 in 2011 in accordance with a targeted principal payment schedule. Available funds to Arby's Trust to pay principal on the Securitization Notes are franchisee fees, royalties and other payments received by the Arby's Trust after October 31, 2000 pursuant to the Franchising Agreements after (1) operating expenses of the Arby's Trust, (2) servicing fees payable to Arby's and one of its subsidiaries to cover the costs of administering the Franchise Agreements, (3) insurance premiums related to insuring the payment of principal and interest on the Securitization Notes and (4) interest on the Securitization Notes have been paid. Any remaining cash through January 31, 2001 is available for distribution by Arby's Trust to its parent and thereafter is available for such distribution as long as Arby's Trust meets the minimum debt service coverage ratio, as defined under the indenture pursuant to which the Securitization Notes were issued. Such requirement is initially 1.2:1 subject to increases to a maximum of 1.7:1. Effective March 1, 2001 the Securitization Notes are subject to mandatory redemption if the Arby's Trust debt service coverage ratio is less than 1.2:1, until such time as the ratio exceeds 1.2:1 for six consecutive calendar months. Such debt service coverage ratio is based on the preceding four calendar months of activity and was 1.5:1 for the four months ended February 28, 2001. The Securitization Notes are redeemable by the Arby's Trust at an amount equal to remaining principal, accrued interest and the excess, if any, of the discounted value of remaining principal and interest payments over the principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by cash, including a cash reserve account of $30,745,000 (see Note 7) as of December 31,

                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(footnotes continued from previous page)

     2000, and royalty receivables of Arby's Trust, with an aggregate book value of $45,665,000 as of December 31, 2000.

     The issuance of the Securitization Notes has been accounted for as a financing transaction and, accordingly, the Securitization Notes are included in the Company's debt balances. The cash reserve account is included in 'Restricted cash equivalents' in the accompanying consolidated balance sheet (see Note 7) as of December 31, 2000. In connection with the issuance of the Securitization Notes, the Company incurred $12,445,000 of estimated fees and expenses which are included in 'Deferred costs and other assets' in the accompanying consolidated balance sheet (see Note 6) as of December 31, 2000.

     The indenture pursuant to which the Securitization Notes were issued contains various covenants which (1) require periodic financial reporting,
     (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. As of December 31, 2000 Arby's Trust had $594,000 available for the payment of distributions to its parent. The Company was in compliance with all of such covenants as of December 31, 2000.

 (b) The Company assumed an $18,000,000 secured promissory note (the 'Promissory Note') in connection with its acquisition of 280 Holdings, LLC (see
     Note 22) on January 19, 2000. The remaining principal of the Promissory Note of $16,577,000 as of December 31, 2000 is due $1,556,000 in 2001,
     $1,701,000 in 2002, $1,860,000 in 2003, $2,033,000 in 2004, $2,223,000 in
     2005 and $7,204,000 in 2006. The Promissory Note is secured by certain of the Company's transportation equipment with a net book value of $32,282,000 as of December 31, 2000.

 (c) The Company remains liable for $3,415,000 of mortgage and equipment notes payable to FFCA Mortgage Corporation as of December 31, 2000, of which it is a co-obligor for notes aggregating $523,000 as of December 31, 2000. In addition, Triarc has guaranteed obligations under an aggregate $54,682,000 of mortgage and equipment notes which were assumed by affiliates of RTM, Inc. ('RTM'), the largest franchisee in the Arby's system, in connection with the May 1997 sale of all of the 355 then company-owned restaurants (the 'Restaurant Sale'), of which approximately $49,000,000 and $47,000,000 were outstanding as of January 2, 2000 and December 31, 2000, respectively, assuming the purchaser has made all scheduled repayments through such dates.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, accrued expenses, short-term investments, other non-current investments, at cost, long-term debt, a written call option on Triarc's common stock (see Note 12) and a forward purchase obligation for Triarc's common stock (see Note 12). In addition, the Company has non-marketable investments in preferred and common stock, at cost (see Note 8) for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The fair values of short-term investments are based on quoted market prices or statements of account received from investment managers or from the investees and are set forth in Note 5. The carrying value of the written call option on Triarc's common stock is equal to its fair value which was determined by independent third-party consultants using the Black-Scholes option pricing model. The carrying value of the Company's forward purchase obligation for Triarc's common stock approximated fair value since the related contract was recently entered into in August 1999, the required cash settlement method and/or the contract is of a relatively short duration with a payment made in August 2000 and the remaining payment is required no later than August 19, 2001. The carrying amounts and fair values of other non-current investments, at cost and long-term debt were as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                             YEAR-END
                                              ---------------------------------------
                                                    1999                 2000
                                              -----------------   -------------------
                                              CARRYING    FAIR    CARRYING     FAIR
                                               AMOUNT    VALUE     AMOUNT     VALUE
                                               ------    -----     ------     -----
Other non-current investments, at cost
  (Note 8)..................................   $3,497    $3,775   $  4,849   $  5,018
                                               ------    ------   --------   --------
                                               ------    ------   --------   --------
Long-term debt (Note 9):
    Securitization Notes....................   $ --      $  --    $288,743   $297,530
    Promissory Note.........................     --         --      16,577     17,193
    Other long-term debt....................    6,346     6,428      3,415      3,758
                                               ------    ------   --------   --------
                                               $6,346    $6,428   $308,735   $318,481
                                               ------    ------   --------   --------
                                               ------    ------   --------   --------

    The fair values of the Company's other non-current investments, at cost are almost entirely based on statements of account received from such investees which are principally based on quoted market prices. The fair value of the Securitization Notes, the Promissory Note and certain other long-term debt are determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations. The fair value of all other long-term debt were assumed to reasonably approximate their carrying amounts since the remaining maturities are relatively short-term or the carrying amounts of such debt are relatively insignificant.

(11) INCOME TAXES

    Income from continuing operations before income taxes consisted of the following components (in thousands):

                                                          1998     1999      2000
                                                          ----     ----      ----
Domestic...............................................  $7,941   $24,763   $2,334
Foreign................................................      78        91     (123)
                                                         ------   -------   ------
                                                         $8,019   $24,854   $2,211
                                                         ------   -------   ------
                                                         ------   -------   ------

    The provision for income taxes from continuing operations consisted of the following components (in thousands):

                                                          1998      1999     2000
                                                          ----      ----     ----
Current:
    Federal............................................  $   (54)  $1,847   $(1,164)
    State..............................................    5,871    2,681     3,465
    Foreign............................................      412      363       322
                                                         -------   ------   -------
                                                           6,229    4,891     2,623
                                                         -------   ------   -------
Deferred:
    Federal............................................      284    2,389    10,377
    State..............................................   (1,681)    (128)     (632)
                                                         -------   ------   -------
                                                          (1,397)   2,261     9,745
                                                         -------   ------   -------
        Total..........................................  $ 4,832   $7,152   $12,368
                                                         -------   ------   -------
                                                         -------   ------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

    The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                1999       2000
                                                                ----       ----
Current deferred income tax benefit (liability):
    Accrued employee benefit costs..........................  $  5,098   $  7,229
    Investment write-downs for unrealized losses deemed
      other than temporary..................................     4,619      1,971
    Accrued liabilities of SEPSCO discontinued operations
      (Note 18).............................................     1,189      1,142
    Allowance for doubtful accounts.........................       533        456
    Closed facilities reserves..............................       630        309
    Investment limited partnerships basis differences.......    (3,325)    (2,313)
    Unrealized (gains) losses, net, on available-for-sale
      and trading marketable securities and securities sold
      but not yet purchased (Note 5)........................    (2,846)    (1,429)
    Other, net..............................................       172      2,294
                                                              --------   --------
                                                                 6,070      9,659
                                                              --------   --------
Non-current deferred income tax benefit (liability):
    Gain on sale of propane business........................   (37,003)   (37,003)
    Investment in propane business other basis
      differences...........................................   (19,894)   (15,925)
    Net operating loss and other tax credit carryforwards
      and (reserve for income tax contingencies and other
      tax matters), net.....................................    27,294    (15,161)
    Accelerated depreciation................................      (473)    (2,700)
    Other, net..............................................       435        867
                                                              --------   --------
                                                               (29,641)   (69,922)
                                                              --------   --------
                                                              $(23,571)  $(60,263)
                                                              --------   --------
                                                              --------   --------

    The increase in the net deferred income tax liability from $23,571,000 at January 2, 2000 to $60,263,000 at December 31, 2000, or an increase of $36,692,000, exceeds the 2000 provision for deferred income taxes of $9,745,000. Such difference of $26,947,000 is principally due to the utilization of net operating loss and other tax credit carryforwards to offset pretax income from discontinued operations. As of December 31, 2000 the Company had no remaining net operating loss carryforwards for Federal income tax purposes.

    The difference between the reported provision for income taxes and the provision that would result from applying the 35% Federal statutory rate to the income from continuing operations before income taxes is reconciled as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                         1998      1999      2000
                                                         ----      ----      ----
Income tax provision computed at Federal statutory
  rate................................................  $ 2,807   $ 8,699   $   774
Increase (decrease) in Federal tax provision resulting
  from:
    Non-deductible compensation.......................    --        1,509     9,702
    State income taxes, net of Federal income tax
      benefit.........................................    2,723     1,659     1,841
    Amortization of non-deductible Goodwill...........      290       287       284
    Effect of net operating losses for which no tax
      carryback benefit is available..................      348     --        --
    Reversal of provision for income tax
      contingencies...................................    --       (5,127)    --
    Basis differences in investments in subsidiaries
      no longer permanently reinvested principally due
      to the 1998 Chesapeake Sale.....................   (1,500)    --        --
    Other, net........................................      164       125      (233)
                                                        -------   -------   -------
                                                        $ 4,832   $ 7,152   $12,368
                                                        -------   -------   -------
                                                        -------   -------   -------

    During 1999, the Internal Revenue Service (the 'IRS') completed its examination of the Company's Federal income tax returns for the fiscal years ended April 30, 1989 through April 30, 1992 (the '1989 through 1992 Examinations') and the Company reached a final settlement with the IRS relating thereto. During 1999, the IRS also tentatively completed its examination of the Company's Federal income tax returns for the fiscal year ended April 30, 1993 and eight-month transition period ended December 31, 1993 (the '1993 Examinations') and during 2000 the Company reached a final settlement with the IRS relating thereto. The liabilities for such settlements, including interest thereon, had principally been provided for in years prior to 1998 supplemented by an additional $2,000,000 provision to 'Interest expense' in 1998. As a result of the then completion of the 1989 through 1992 Examinations and the tentative completion of the 1993 Examinations in 1999, the Company determined that it had excess income tax reserves and interest accruals relating to continuing operations of $5,127,000 and $3,052,000, respectively, and, accordingly, released such amounts as reductions of the 'Provision for income taxes' and 'Interest expense,' respectively, in 1999. With respect to any examinations of the Company's income tax returns subsequent to the 1993 Examinations and through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to reimburse the Company up to $2,915,000 of any resulting income tax liabilities and up to $653,000 of interest thereon relating to Snapple Beverage Group and Royal Crown.

    In connection with the Snapple Beverage Sale, the Company has entered into a related tax agreement with Cadbury whereby both the Company and Cadbury intend to jointly elect to treat certain portions of the transaction as an asset sale in lieu of a stock sale under the provisions of section 338 (h)(10) of the United States Internal Revenue Code (the '338 Election'). Assuming the 338 Election is executed by both parties to the agreement, the Company will be reimbursed $200,000,000 by Cadbury for the estimated additional income taxes expected to be incurred by the Company as a result of the 338 Election. Such amount has not been reflected in the accompanying consolidated financial statements since the Company will recover the additional income taxes from Cadbury. Should either the Company or Cadbury default on this tax agreement and not make the 338 Election, the defaulting party would owe $30,000,000 to the other party.

(12) STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

    The Company's common stock consists of class A common stock (the 'Class A Common Stock') and class B common stock (the 'Class B Common Stock'), which are identical, except that Class A Common Stock has one vote per share and Class B Common Stock is non-voting and that if the Class B Common Stock were to be held by a person(s) not affiliated with Victor Posner ('Posner'), the former Chairman and Chief Executive Officer of Triarc, each share of Class B Common Stock would be convertible into one share of Class A Common

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

Stock. All outstanding shares of Class B Common Stock are held by affiliates (the 'Posner Entities') of Posner. However, as described in more detail below under 'Treasury Stock,' the Company is in the process of repurchasing for treasury all of the Class B Common Stock over an approximate two year period through no later than August 2001. There were no changes in the 29,550,663 issued shares of Class A Common Stock or the 5,997,622 issued shares of Class B Common Stock throughout 1998, 1999 and 2000.

Preferred Stock

    The Company has 25,000,000 authorized shares of preferred stock including 5,982,866 designated as redeemable preferred stock, none of which were issued throughout 1998, 1999 and 2000.

Treasury Stock

    A summary of the changes in the number of shares of Class A Common Stock held in treasury and Class B Common Stock held in treasury is as follows (in thousands):

                                             1998           1999                2000
                                            -------   -----------------   -----------------
                                            CLASS A   CLASS A   CLASS B   CLASS A   CLASS B
                                            -------   -------   -------   -------   -------
Number of shares at beginning of year.....   3,951     6,251      --       9,773     1,999
Common shares acquired from certain
  officers and a director of the Company
  (a).....................................    --        --        --       1,046      --
Common shares acquired in connection with
  a tender offer (b)......................    --       3,805      --        --        --
Common shares acquired in connection with
  the issuance of the Debentures (Note
  3)......................................   1,000      --        --        --        --
Common shares acquired in open market
  transactions............................   1,673       295      --        --        --
Common shares issued from treasury upon
  exercise of stock options...............    (369)     (572)     --      (1,585)     --
Common shares issued from treasury for
  director fees...........................      (4)       (6)     --          (9)     --
Common shares issued from treasury upon
  settlement of stock options on a net
  share basis.............................    --        --        --          (1)     --
Common shares acquired from Posner
  Entities (c)............................    --        --       1,999      --       1,999
                                             -----     -----     -----    ------     -----
Number of shares at end of year...........   6,251     9,773     1,999     9,224     3,998
                                             -----     -----     -----    ------     -----
                                             -----     -----     -----    ------     -----

---------

 (a) During December 2000 the Company repurchased 1,045,834 shares of its Class A Common Stock from certain of its officers and a director for an aggregate cost of $25,942,000 (see discussion below).

 (b) On April 27, 1999 the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share in connection with a tender offer (the 'Tender Offer') for an aggregate cost of $70,051,000, including fees and expenses of $609,000.

 (c) On August 19, 1999 Triarc entered into a contract to repurchase in three separate transactions the 5,997,622 shares of Triarc's Class B Common Stock then held by the Posner Entities for an aggregate of $127,050,000. Triarc completed the purchases of 1,999,208 and 1,999,207 shares of Class B Common Stock (the 'Class B Repurchases') on August 19, 1999 and August 10, 2000, respectively. The August 19, 1999 Class B Repurchase was for an aggregate of $40,864,000 at a price of $20.44 per share, which was the fair market value of the Class A Common Stock at the time the transaction was negotiated. The August 10, 2000 Class B Repurchase was for an aggregate of $42,343,000 at a negotiated price of $21.18 plus
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(footnotes continued from previous page)

     expenses of $30,000. Pursuant to the contract, the third purchase of $43,843,000 for 1,999,207 shares at a negotiated fixed price of $21.93 per share is to occur on or before August 19, 2001. The remaining obligations of $86,186,000 and $43,843,000 as of January 2, 2000 and December 31, 2000,
     respectively, for the unpurchased Class B Common Stock have been recorded by the Company as 'Forward purchase obligation for common stock' with an equal offsetting reduction to the 'Common stock to be acquired' component of 'Stockholders' equity (deficit).'

Written Call Option

    Although Cadbury assumed the Debentures and the Company was released as an obligor, the Debentures remain convertible into shares of the Company's Class A Common Stock. The Debentures are convertible at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents a conversion price of $35.37 per share of Class A Common Stock as of December 31, 2000. The conversion price increases through 2018 at an annual rate of 6.5%. Should a Debenture holder elect to convert a Debenture into the Company's Class A Common Stock, Cadbury may, but is not required to, cause the Company to issue such shares effectively establishing a written call option on the Company's Class A Common Stock (the 'Written Call Option'). Should the Company be required to issue Class A Common Stock upon any conversion, the Company would be compensated for the accreted value of each of the Debentures converted, which as of December 31, 2000 would have been $35.37 for each share issued upon any conversion. Accordingly, the Written Call Option would be settled by physical delivery of the Company's Class A Common Stock. As of December 31, 2000, the conversion of all of the Debentures, assuming that subsequent to October 25, 2000 none have been redeemed by Cadbury and no Debenture holder has converted without the Company issuing the related shares, would result in the issuance of 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by Cadbury commencing February 9, 2003 and Cadbury has agreed to use their best efforts to so redeem the Debentures. The fair value of the Written Call Option of $1,476,000 as of October 25, 2000 was recorded as a reduction of the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 18) for the year ended December 31, 2000. The fair value of the Written Call Option of $823,000 as of December 31, 2000 was reported as a liability included in 'Deferred income and other liabilities' in the accompanying consolidated balance sheet as of December 31, 2000, with the reduction in the fair value of the Written Call Option of $653,000 from October 25, 2000 to December 31, 2000 reported as a component of 'Other income, net' (see Note 17). The fair value of the Written Call Option as of October 25, 2000 and December 31, 2000 was determined by independent third-party consultants using the Black-Scholes option pricing model.

Stock-Based Compensation

    The Company maintains several equity plans (the 'Equity Plans') which collectively provide or provided for the grant of stock options to certain officers, key employees, consultants and non-employee directors and shares of Class A Common Stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. There remain 2,232,475 shares available for future grants under the Equity Plans as of December 31, 2000.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

    A summary of changes in outstanding stock options under the Equity Plans is as follows:

                                                                                WEIGHTED AVERAGE
                                              OPTIONS         OPTION PRICE        OPTION PRICE
                                              -------         ------------        ------------
    Outstanding at December 29, 1997.......   9,641,435      $4.07 - $30.00          $17.16
    Granted during 1998 (a)................     119,250     $21.75 - $27.00          $25.82
    Exercised during 1998..................    (368,700)     $4.07 - $21.00          $10.69
    Terminated during 1998.................    (218,672)   $10.125 - $23.3125        $17.41
                                             ----------
    Outstanding at January 3, 1999.........   9,173,313      $6.39 - $30.00          $17.53
    Granted during 1999 (a)................   2,221,000    $16.875 - $21.5625        $17.65
    Exercised during 1999..................    (571,750)     $6.39 - $21.00          $12.98
    Terminated during 1999.................    (210,998)    $10.125 - $27.00         $18.17
                                             ----------
    Outstanding at January 2, 2000.........  10,611,565      $6.39 - $30.00          $17.78
    Granted during 2000 (a)................   1,018,000    $19.00 - $25.4375         $25.17
    Exercised during 2000..................  (1,584,545)    $6.39 - $23.3125         $14.31
    Stock options settled for cash or on a
      net share basis (b)..................    (868,755)   $10.125 - $23.6875        $16.60
    Terminated during 2000.................    (257,847)    $10.125 - $27.00         $19.55
                                             ----------
    Outstanding at December 31, 2000.......   8,918,418     $10.125 - $30.00         $19.31
                                             ----------
                                             ----------
    Exercisable at December 31, 2000.......   3,468,671     $10.125 - $30.00         $17.16
                                             ----------
                                             ----------

---------

 (a) The weighted average grant date fair values of stock options granted under the Equity Plans during 1998, 1999 and 2000, all of which were granted at exercise prices equal to the market price of the stock on the grant date, were $11.94, $7.92 and $11.37, respectively.

 (b) Includes 856,169 stock options held by the employees of Snapple Beverage Group and Royal Crown who chose to surrender these options prior to the Snapple Beverage Sale (see discussion below).

    The following table sets forth information relating to stock options outstanding and exercisable at December 31, 2000 under the Equity Plans:

                        STOCK OPTIONS OUTSTANDING                               STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------   -------------------------------
                            OUTSTANDING AT      WEIGHTED       WEIGHTED      OUTSTANDING AT      WEIGHTED
                               YEAR-END      AVERAGE YEARS      AVERAGE         YEAR-END          AVERAGE
       OPTION PRICE              2000          REMAINING     OPTION PRICE         2000         OPTION PRICE
       ------------              ----          ---------     ------------         ----         ------------
$10.125 - $13.375.........    1,115,836           5.0           $11.22          1,113,002         $11.22
$16.25 - $17.75...........    1,162,165           8.7           $17.45            317,169         $17.45
$18.00 - $20.00...........    1,158,000           2.7           $18.21          1,115,000         $18.16
$20.125...................    3,500,000           3.3           $20.13            --              $--
$20.375 - $24.75..........      935,833           6.4           $22.62            851,332         $22.71
$25.4375 - $30.00.........    1,046,584           9.7           $25.54             72,168         $26.83
                              ---------                                         ---------
                              8,918,418           5.2                           3,468,671
                              ---------                                         ---------
                              ---------                                         ---------

    Stock options under the Equity Plans generally have maximum terms of ten years and vest ratably over periods not exceeding five years from date of grant. However, an aggregate 3,500,000 stock options outstanding at December 31, 2000 granted on April 21, 1994 to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the 'Executives') at an exercise price of $20.125 per option vest on October 21, 2003. Subsequently, as of March 4, 2001 the Executives surrendered an aggregate 775,000 of these stock options in connection with the settlement of a class action shareholder lawsuit (see Note 23).

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

    Stock options under the Equity Plans are generally granted at the fair market value of the Class A Common Stock at the date of grant. However, options granted in 1997 included 1,331,000 options issued at a weighted average option price of $12.70 which was below the $14.82 weighted average fair market value of the Class A Common Stock on the respective dates of grant (based on the closing price on such dates), resulting in aggregate unearned compensation, representing the initial intrinsic value, of $2,823,000 reported in the 'Unearned compensation' component of 'Stockholders' equity (deficit).' Such unearned compensation was being amortized as compensation expense over the applicable vesting period of one to three years. During 1998, 1999 and 2000, $982,000, $388,000 and $61,000, respectively, of compensation was credited to 'Unearned compensation,' of which $778,000, $298,000 and $49,000 relating to employees of Triarc and Arby's was charged to 'General and administrative' during 1998, 1999 and 2000, respectively, and $204,000, $90,000 and $12,000 relating to employees of Snapple Beverage Group, Royal Crown and the Propane Partnership in 1998 and 1999 was reported in the 'Income (loss) from operations' component of 'Total income from discontinued operations' during 1998, 1999 and 2000, respectively.

    During December 2000, certain of the Company's officers and a director exercised stock options under the Equity Plans and the Company repurchased the 1,045,834 shares of its Class A Common Stock received by these individuals upon such exercises on the respective exercise dates. Since such shares of Class A Common Stock were repurchased within six months after exercise of the related stock options, the Company recognized aggregate compensation cost of $10,422,000 representing the excess of the market prices on the dates of purchase by the Company over the exercise prices of the underlying stock options per option, net of any amortization related to such stock options issued below market. Such amount was charged to 'General and administrative' with an offsetting credit to 'Additional paid-in capital.' Shares repurchased from two officers of the Company on December 29, 2000 for an aggregate cost of $7,429,000 were not settled until January 2, and 3, 2001 and are included in 'Accounts payable' in the accompanying consolidated balance sheet as of December 31, 2000.

    As disclosed above, during October 2000 certain employees of Snapple Beverage Group and Royal Crown who held stock options for Triarc's Class A Common Stock surrendered 856,169 stock options prior to the Snapple Beverage Sale. Such option holders received an amount initially equal to the excess of $23.75 per option over the respective exercise prices of the underlying stock option, or an aggregate $6,159,000 of cash, in this settlement. Such cash payment, less $274,000 previously amortized for stock options issued below market, has been recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement for the year ended December 31, 2000. Further, Triarc agreed to pay cash compensation to certain of these individuals in an amount per option surrendered by such individuals equal to the excess of the average of the five highest daily closing prices of Triarc's Class A Common Stock during the 90-day period following the October 25, 2000 date of the Snapple Beverage Sale over the $23.75 price used in the settlement, or an aggregate $599,000, which was paid in January 2001. Since each of the five highest daily closing prices occurred during 2000, the Company recorded the liability for the full $599,000 in 2000 with an equal offsetting charge to 'General and administrative' expenses.

    During 1999 and 2000 there were certain other modifications to the terms of stock options relating to certain terminated employees of the Company. Such modifications resulted in aggregate compensation of $410,000 and $491,000 during 1999 and 2000, respectively, which was credited to 'Additional paid-in-capital' and of which (1) $64,000 and $465,000 relating to employees of Triarc was charged to 'General and administrative' during 1999 and 2000, respectively, and
(2) $346,000 relating to employees of the Propane Partnership during 1999 and $26,000 relating to employees of Snapple Beverage Group and Royal Crown during 2000 was reported in the 'Income (loss) from operations' component of 'Total income from discontinued operations.'

    Snapple Beverage Group maintained a stock option plan (the 'Snapple Beverage Plan') which provided for the grant of options to purchase shares of Snapple Beverage Group's common stock (the 'Snapple Beverage Common Stock') to key employees, officers, directors and consultants of Snapple Beverage Group and the

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

Company. Effective with the Snapple Beverage Sale on October 25, 2000, the Company is no longer responsible for the 149,284 then outstanding stock options under the Snapple Beverage Plan which remain the responsibility of Snapple Beverage Group under Cadbury's ownership and which at the time of the Snapple Beverage Sale had an aggregate intrinsic value of $123,638,000. A summary of changes in outstanding stock options under the Snapple Beverage Plan is as follows:

                                                                     WEIGHTED AVERAGE
                                     OPTIONS       OPTION PRICE        OPTION PRICE
                                     -------       ------------        ------------
Outstanding at December 29, 1997...    76,250         $147.30            $147.30
Granted during 1998................    72,175         $191.00            $191.00
Terminated during 1998.............    (3,000)        $147.30            $147.30
                                     --------
Outstanding at January 3, 1999.....   145,425   $147.30 and $191.00      $168.99
Changes in options relating to
  equitable adjustments of option
  prices during 1999 discussed
  below:
    Cancellation...................  (144,675)  $147.30 and $191.00      $169.10
    Reissuance.....................   144,675   $107.05 and $138.83      $122.90
Granted during 1999................     4,850         $311.99            $311.99
Exercised during 1999..............      (500)        $107.05            $107.05
Terminated during 1999.............    (2,325)   $107.05 - $311.99       $170.72
                                     --------
Outstanding at January 2, 2000.....   147,450    $107.05 - $311.99       $128.55
Granted during 2000................     2,501         $456.14            $456.14
Terminated during 2000.............      (667)   $138.83 - $311.99       $182.18
Stock options no longer the
  responsibility of the Company
  (see disclosure above)...........  (149,284)   $107.05 - $456.14       $133.80
                                     --------
Outstanding at December 31, 2000...     --
                                     --------
                                     --------

    Stock options under the Snapple Beverage Plan were generally granted at the fair value of Snapple Beverage Common Stock at the date of grant as determined by independent appraisals. However, all 2,501 options granted in 2000 were issued at option prices below the fair market value of Snapple Beverage Common Stock on the date of grant resulting in aggregate compensation expense of $1,157,000, of which $412,000 relating to an employee of Triarc was included in 'General and administrative' and $745,000 relating to employees of Snapple Beverage Group was reported in the 'Income (loss) from operations' component of 'Total income from discontinued operations.' The weighted average grant date fair value of the options granted during 1998 and 2000 was $60.01 and $462.53, respectively. The weighted average grant date fair value under the Black-Scholes option pricing model of the options granted during 1999 was $222.69 for the 144,675 reissued options (see below) and $102.75 for the 4,850 newly granted options. Stock options under the Snapple Beverage Plan had maximum terms of ten years and generally vested ratably over periods approximating three years. The options reissued in 1999 vested or would have vested ratably on July 1 of 1999, 2000 and 2001.

    The Snapple Beverage Plan provided for an equitable adjustment of options in the event of a recapitalization or similar event. The exercise prices of the Snapple Beverage Group options outstanding at December 29, 1997 and granted in 1998 were equitably adjusted in 1999 to adjust for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc, partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999. The exercise prices of the options outstanding at December 29, 1997 and granted in 1998 were equitably adjusted from $147.30 and $191.00 per share, respectively, to $107.05 and $138.83 per share, respectively, and a cash payment (the 'Cash Payment') of $51.34 and $39.40 per share, respectively, was due from the Company to the option holder following the exercise of the stock options and the occurrence of certain other events (collectively, the 'Cash Payment Events'). The Company has accounted for

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

the equitable adjustment of the Snapple Beverage Group stock options in accordance with the intrinsic value method. In accordance therewith, the equitable adjustment, exclusive of the Cash Payment, was considered a modification to the terms of existing stock options. For purposes of disclosure, including the determination of the pro forma compensation expense set forth below, the equitable adjustment is reflected in accordance with the fair value method whereby it results in the deemed cancellation of existing options and the reissuance of new options. Compensation expense for the Cash Payment was recognized ratably over the vesting period of the stock options through the date such options were no longer the responsibility of the Company in connection with the Snapple Beverage Sale. Such compensation expense with respect to option holders who were employees of Snapple Beverage Group was charged to the 'Income
(loss) from operations' component of 'Total income from discontinued operations' and, upon the release of the Company's obligation for such Cash Payment, the release of the related accruals was reported in the 'Gain on disposal' component of 'Total income from discontinued operations.' See Note 15 for disclosure of the effect of the Cash Payment for option holders who were employees of Triarc. No compensation expense was recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under generally accepted accounting principles.

    As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the Class A Common Stock or the Snapple Beverage Common Stock, as applicable, at the respective dates of grant. The pro forma net income and basic and diluted income per share set forth below adjusts such data as set forth in the accompanying consolidated income statements to reflect for the Equity Plans and the Snapple Beverage Plan through October 25, 2000
(1) compensation expense for all 1995 through 2000 stock option grants, including those granted at below market option prices, and options reissued in 1999 as a result of equitable adjustments of option prices under the Snapple Beverage Plan, based on the fair value method, (2) the reduction in compensation expense recorded in accordance with the intrinsic value method and (3) the income tax effects thereof. In 2000 the reduction in compensation expense recorded in accordance with the intrinsic value method exceeded the compensation expense based on the fair value method due to the inclusion in expense in accordance with the intrinsic value method of (a) $10,422,000 for the Company's repurchase of Class A Common Stock from certain officers and a director representing the excess of the market prices on the dates of purchase by the Company over the exercise prices of the underlying stock options and
(b) $5,885,000 related to certain employees of Snapple Beverage Group and Royal Crown who surrendered 856,169 stock options for Triarc's Class A Common Stock prior to the Snapple Beverage Sale for cash, at prices in excess of the exercise prices of the underlying stock options, both as discussed in more detail above. Such pro forma net income and basic and diluted income per share are as follows (in thousands except per share data):

                                   1998                1999                 2000
                             -----------------   -----------------   -------------------
                                AS       PRO        AS       PRO        AS        PRO
                             REPORTED   FORMA    REPORTED   FORMA    REPORTED    FORMA
                             --------   -----    --------   -----    --------    -----
Net income.................  $14,636    $6,613   $10,124    $1,545   $441,241   $444,625
Basic income per share.....      .48       .22       .39       .06      18.99      19.14
Diluted income per share...      .46       .21       .37       .06      18.99      19.14

    The fair value of stock options granted on the date of grant other than stock options granted during 2000 under the Snapple Beverage Plan was estimated using the Black-Scholes option pricing model with the weighted average assumptions set forth below. The fair value of stock options granted in 2000 under the Snapple Beverage Plan was assumed to be their intrinsic value since such options were issued shortly before the October 25, 2000 date of the Snapple Beverage Sale.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                         1998                1999            2000
                                   ----------------  ---------------------  ------
                                           SNAPPLE
                                   EQUITY  BEVERAGE  EQUITY     SNAPPLE     EQUITY
                                   PLANS     PLAN    PLANS   BEVERAGE PLAN  PLANS
                                   -----     ----    -----   -------------  -----
Risk-free interest rate..........  5.72%    5.54%    6.08%       5.69%      5.19%
Expected option life.............  7 years 7 years  7 years  5.7 years (a) 7 years
Expected volatility..............  31.95%    N/A     28.76%       N/A       32.22%
Dividend yield...................   None     None     None       None        None

---------

 (a) Adjusted to reflect the then remaining expected life of the 144,675 reissued options for which the original vesting dates were not changed.

(13) CORPORATE RESTRUCTURING CREDITS

    In years prior to 1998 the Company provided for corporate restructuring charges associated with the May 1997 Restaurant Sale. During 1999 the Company reversed $303,000 of remaining excess accruals to 'General and administrative' in the accompanying 1999 consolidated income statement. The components of corporate restructuring credits in 1999 and an analysis of related activity during 1998 and 1999 in the corporate restructuring accrual, all of which represent cash obligations, are as follows (in thousands):

                                                              1998
                                     -------------------------------------------------------
                                       BALANCE                                     BALANCE
                                     DECEMBER 29,                                 JANUARY 3,
                                       1997 (a)     PAYMENTS   ADJUSTMENTS (b)       1999
                                       --------     --------   ---------------       ----
Employee severance and related
  termination costs................     $1,809      $(1,236)        $ --            $  573
Employee relocation costs..........        373          (24)           (65)            284
Estimated costs related to the
  sublease of excess office
  space............................        155          (53)          (102)          --
                                        ------      -------         ------          ------
                                        $2,337      $(1,313)        $ (167)         $  857
                                        ------      -------         ------          ------
                                        ------      -------         ------          ------

                                                              1999
                                     -------------------------------------------------------
                                       BALANCE                                     BALANCE
                                      JANUARY 4,                                  JANUARY 2,
                                         1999       PAYMENTS     CREDITS (c)         2000
                                         ----       --------     -----------         ----
Employee severance and related
  termination costs................     $  573      $  (457)        $ (116)         $ --
Employee relocation costs..........        284          (97)          (187)           --
                                        ------      -------         ------          ------
                                        $  857      $  (554)        $ (303)         $ --
                                        ------      -------         ------          ------
                                        ------      -------         ------          ------

---------

 (a) The corporate restructuring accrual as of December 29, 1997 resulted from the remaining balances from provisions in 1996 and 1997 and consisted principally of (1) employee severance and related termination costs associated with restructuring the restaurant business in connection with the Restaurant Sale, (2) employee relocation costs, which are expensed as incurred, associated with the Restaurant Sale and (3) estimated losses on planned subleases of surplus headquarters and divisional office space of the restaurant business principally for rent and common area maintenance costs for the estimated period the surplus space would remain unoccupied as a result of the then planned Restaurant Sale. The severance and termination costs were as a result of the termination in 1997 of 54 employees principally in finance and
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(footnotes continued from previous page)

     accounting, owned restaurant operations, marketing and human resources as well as the president and chief executive officer of Arby's.

 (b) The 1998 adjustments principally relate to the sublease of excess office space and resulted from subsequent favorable lease negotiations with the landlord.

 (c) The 1999 corporate restructuring credits resulted from relatively insignificant changes to the original estimates used in determining the related provisions for the employee relocation costs and employee severance and related termination cost components of the original corporate restructuring charges in 1996 and 1997 which aggregated $5,597,000.

(14) CAPITAL MARKET TRANSACTION RELATED COMPENSATION

    The capital market transaction related compensation results from incentive compensation directly related to the consummation of the Snapple Beverage Sale and the issuance of the Securitization Notes consisting of (1) $22,500,000 to the Executives which was invested in a deferred compensation trust for their benefit in January 2001 and included in 'Deferred compensation payable to related parties' in the accompanying consolidated balance sheet and
(2) $3,510,000 paid to other officers and employees in January 2001.

(15) CAPITAL STRUCTURE REORGANIZATION RELATED CHARGE

    As disclosed in Note 12, the Company was required to make cash payments of $51.34 and $39.40 per share for Snapple Beverage Group stock options outstanding at December 31, 1997 and granted in 1998, respectively, upon the Cash Payment Events. The Cash Payment obligation relating to option holders who were employees of Triarc was recognized as 'Capital structure reorganization related charges.' The capital structure reorganization related charges of $2,126,000 and $306,000 in 1999 and 2000, represent (1) the vested portion as of January 2, 2000 of the then aggregate maximum $2,592,000 cash payments to be recognized over the full vesting period and (2) the additional vested portion during 2000 through the date of the release of the Company's obligation for such Cash Payment as a result of the Snapple Beverage Sale, respectively. Since the obligation for the Snapple Beverage Group stock options are no longer the responsibility of the Company but remain the responsibility of Snapple Beverage Group under Cadbury's ownership, the remaining accrual for these cash payments of $2,433,000 was released and reported in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 18) for the year ended December 31, 2000.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(16) INVESTMENT INCOME, NET

    Investment income, net consisted of the following components (in thousands):

                                                        1998       1999      2000
                                                        ----       ----      ----
Interest income......................................  $ 9,494   $ 12,238   $16,478
Realized gains on sales of investment limited
  partnerships and similar investment entities.......    4,186         91    10,891
Realized gains on available-for-sale marketable
  securities.........................................    4,522      6,649     5,752
Realized gains (losses) on trading marketable
  securities.........................................     (439)    10,771     2,190
Realized gains (losses) on securities sold and
  subsequently purchased.............................      809    (11,039)   (1,295)
Unrealized gains (losses) on trading marketable
  securities.........................................    2,675      2,143    (4,848)
Unrealized gains (losses) on securities sold short...   (3,069)    (1,834)    4,527
Distributions, including dividends...................      715        767     1,599
Other than temporary unrealized losses (a)...........   (9,298)    (4,560)   (3,669)
Equity in the earnings (losses) of investment limited
  partnerships and similar investment entities.......      623      2,226      (116)
Investment fees......................................     (355)      (548)     (794)
                                                       -------   --------   -------
                                                       $ 9,863   $ 16,904   $30,715
                                                       -------   --------   -------
                                                       -------   --------   -------

---------

 (a) The Company recorded charges for unrealized losses on certain investments in limited partnerships, marketable securities classified as available-for-sale and its investment in MCM and reduced the cost basis of those investments. Such losses were deemed to be other than temporary due to global economic conditions, volatility in capital and lending markets or declines in the underlying economics of specific marketable equity and debt securities and MCM.

(17) OTHER INCOME, NET

    Other income, net consisted of the following income (expense) components (in thousands):

                                                       1998      1999      2000
                                                       ----      ----      ----
Settlement of bankruptcy claims with a former
  affiliate previously written off..................  $ --      $ --      $   859
Reduction in fair value of the Written Call Option
  (Note 12).........................................    --        --          653
Interest income.....................................     457     1,608        686
Recognition of deferred gain on sale of
  restaurants.......................................     310      --          471
Gain on lease termination...........................     577       651        337
Amortization of debt guarantee reserve..............     191       222        247
Fees from restaurant franchisees other than
  royalties and franchise fees......................     361       382        206
Equity in earnings (losses) of investees
  (Note 8)..........................................    (447)       10     (2,307)
Insurance premiums on Securitization Notes
  (Note 9)..........................................    --        --         (550)
Cost of proposed going-private transaction in 1998
  and proposed acquisition in 1999 not
  consummated.......................................    (900)(a)  (416)    --
Other income........................................     656       641        334
Other expenses......................................    (171)     (250)       (36)
                                                      ------    ------    -------
                                                      $1,034    $2,848    $   900
                                                      ------    ------    -------
                                                      ------    ------    -------

                                                         (footnote on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(footnote from previous page)

 (a) On October 12, 1998 the Company announced that its Board of Directors had formed a special committee (the 'Special Committee') to evaluate a proposal (the 'Proposal') it had received from the Executives for the acquisition by an entity to be formed by them of all of the outstanding shares of Triarc's common stock (other than 5,982,867 shares owned by an affiliate controlled by the Executives) for $18.00 per share payable in cash and securities (the 'Proposed Transaction'). On March 10, 1999 the Company announced that it had been advised by the Executives that they had withdrawn the Proposal. Since the Proposed Transaction would not be consummated, the Company recorded a 1998 charge for the estimated fees and expenses incurred as of January 3, 1999 in connection with the Proposed Transaction aggregating $900,000.

(18) DISCONTINUED OPERATIONS

    On October 25, 2000, the Company consummated the Snapple Beverage Sale (see
Note 3) and, as set forth in Note 1, these beverage businesses have been accounted for as discontinued operations in the year 2000 through the date of sale and the accompanying consolidated financial statements for 1998 and 1999 have been reclassified accordingly. In addition, on July 19, 1999, the Company consummated the Propane Partnership Sale (see Note 3) and, as set forth in
Note 1, the propane business has been accounted for as a discontinued operation in 1999 through the date of sale and the accompanying consolidated financial statements for 1998 have been reclassified accordingly. Further, prior to 1998 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the 'SEPSCO Discontinued Operations') which have been accounted for as discontinued operations and of which there remain certain obligations not transferred to the buyers of the discontinued businesses to be liquidated and incidental properties of the refrigeration business to be sold.

    The income from discontinued operations consisted of the following (in thousands):

                                                       1998       1999       2000
                                                       ----       ----       ----
Income (loss) from operations, net of income tax
  expense of $10,983, $4,850 and $915...............  $ 7,442   $(10,583)  $ (8,868)
Gain on disposal, net of income taxes of $2,192,
  $4,512 and $226,765...............................    4,007     15,102    480,946
                                                      -------   --------   --------
                                                      $11,449   $  4,519   $472,078
                                                      -------   --------   --------
                                                      -------   --------   --------

    The after-tax gain on disposal of discontinued operations resulted from the following (in thousands):

                                                        1998     1999       2000
                                                        ----     ----       ----
Gain on the Snapple Beverage Sale (Note 3)...........  $ --     $ --      $480,946
Gain on the Propane Partnership Sale (Note 3)........    --      11,204      --
Recognition of deferred gain from the 1996 Propane
  Partnership IPO....................................   1,407     1,171      --
Additional gain from SEPSCO Discontinued
  Operations.........................................   2,600     2,727      --
                                                       ------   -------   --------
                                                       $4,007   $15,102   $480,946
                                                       ------   -------   --------
                                                       ------   -------   --------

    The recognition of deferred gain (the 'Propane Deferred Gain') from the 1996 Propane Partnership IPO (see Note 3) occurred as the Company received cash distributions from the Propane Partnership despite the Company's equity in the losses of the Propane Partnership operations. The Company's investment in the Propane Partnership was fully offset by the Propane Deferred Gain from the 1996 Propane Partnership IPO subsequent thereto through the 1999 Propane Partnership Sale. Accordingly, as the Company received such cash distributions and the Propane Partnership incurred losses, the Company recognized the aggregate amount of the cash distributions plus the Company's equity in the losses of the Propane Partnership such that the

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

Company's investment remained fully offset by the Propane Deferred Gain. The additional gain on disposal of the SEPSCO Discontinued Operations represents reductions of previously recognized losses on disposal of the SEPSCO Discontinued Operations recognized before 1998. During 1998 the Company settled a $3,000,000 note receivable from National Cold Storage, Inc., a company formed by two then officers of SEPSCO to purchase one of SEPSCO's refrigeration businesses, for $2,600,000. The note, which had an original due date of December 20, 2000, was not recognized prior to its collection since at the time of sale, collection thereof was not reasonably assured. In connection with such collection and a reevaluation of the remaining obligations of the SEPSCO Discontinued Operations, during 1998 the Company recognized a $4,000,000 reduction, before an income tax provision of $1,400,000, of its previously recognized estimated disposal losses. During 1999, the Company resolved all remaining tax issues relating to the IRS examination of its tax returns for the fiscal years 1989 through 1993 and the eight-month transition period ended December 31, 1993 (see Note 11). In connection therewith, the Company recognized a $2,727,000 reduction of its previously recognized estimated disposal losses principally representing the receipt by SEPSCO of an income tax refund and the release by SEPSCO of income tax reserves no longer deemed required based on the results of such IRS examination.

    The income or loss from discontinued operations relating to Snapple Beverage Group and Royal Crown through their date of sale of October 25, 2000 and the Company's 42.7% interest in the Propane Partnership through its date of sale of July 19, 1999 reflecting the Propane Partnership under the equity method, consisted of the following (in thousands):

                                                      1998       1999       2000
                                                      ----       ----       ----
Revenues and other earnings.......................  $744,265   $775,026   $681,063
Income (loss) before income taxes.................    18,425     (5,733)    (7,953)
Provision for income taxes........................   (10,983)    (4,850)      (915)
Net income (loss).................................     7,442    (10,583)    (8,868)

    The Company's discontinued operations had a provision for income taxes representing an effective rate of 60% for the fiscal year 1998 which was in excess of the United States Federal statutory tax rate of 35% and a provision for income taxes despite a loss before income taxes for the fiscal years 1999 and 2000 principally due to (1) the amortization of non-deductible unamortized costs in excess of net assets of acquired companies and (2) the differing impact of the mix of pretax loss or income among the combined entities since the Company files state income tax returns on an individual company basis.

    Net current assets (liabilities) as of January 2, 2000 and December 31, 2000 and net non-current liabilities as of January 2, 2000 relating to discontinued operations consisted of the following (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                                   YEAR-END
                                                             ---------------------
                                                               1999        2000
                                                               ----        ----
Current assets (liabilities):
    Cash...................................................  $  34,040   $  --
    Receivables............................................     67,700      --
    Inventories............................................     61,736      --
    Other current assets...................................     18,795      --
    Current portion of long-term debt......................    (39,640)     --
    Accounts payable.......................................    (55,183)     --
    Accrued income taxes...................................     (1,057)   (235,529)
    Other accrued expenses.................................    (68,691)     (5,872)
    Net current liabilities of SEPSCO Discontinued
      Operations (net of assets held for sale of $234).....     (3,163)     (3,028)
                                                             ---------   ---------
                                                             $  14,537   $(244,429)
                                                             ---------   ---------
                                                             ---------   ---------
Non-current assets (liabilities):
    Properties.............................................  $  22,811
    Unamortized costs in excess of net assets of acquired
      companies............................................    242,060
    Trademarks.............................................    244,745
    Other intangible assets................................     31,302
    Deferred costs and other non-current assets............     39,059
    Long-term debt.........................................   (847,067)
    Deferred income taxes..................................    (61,670)
    Deferred income and other liabilities..................     (9,034)
                                                             ---------
                                                             $(337,794)
                                                             ---------
                                                             ---------

    Accrued income taxes of $235,529,000 as of December 31, 2000 represent the Company's current estimate of income taxes payable with respect to the Snapple Beverage Sale. The $226,765,000 provision for taxes included in the 'Gain on disposal' component of 'Total income from discontinued operations' consists of such current provision of $235,529,000 less the reversal of $8,764,000 of deferred income tax liabilities which are no longer required as a result of the Snapple Beverage Sale.

    Losses associated with the SEPSCO Discontinued Operations were provided for in their entirety in years prior to 1998. After consideration of the amounts provided in prior years, the Company expects the liquidation of the remaining liabilities associated with the SEPSCO Discontinued Operations as of January 2, 2000 will not have any material adverse impact on its financial position or results of operations.

    During the year ended December 28, 1997, the Company recorded charges to post-acquisition transition, integration and changes to business strategies attributed to the acquisition of Snapple and Stewart's during that year consisting of cash obligations aggregating $16,029,000 and non-cash charges aggregating $15,786,000. The components of the remaining reserves related to such charges as of December 29, 1997 and an analysis of related activity are as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                                       1998
                                            -----------------------------------------------------------
                                                             WRITE-OFF
                                                            OF ACCOUNTS
                                              BALANCE       DETERMINED                        BALANCE
                                            DECEMBER 29,       TO BE                         JANUARY 3,
                                                1997       UNCOLLECTIBLE      PAYMENTS          1999
                                                ----       -------------      --------          ----
Non-cash reserve:
    Additional reserve for doubtful
      accounts based on the Company's
      change in estimate of the related
      write-off to be incurred (a)........    $ 2,254         $(1,080)         $--             $1,174
Cash obligations:
    Additional reserve for legal matters
      based on the Company's change in
      estimate from the amounts estimated
      by the seller of Snapple to the
      amounts required reflecting the
      Company's plans and estimates of
      costs to resolve such
      matters (b).........................      6,697          --               (6,697)         --
    Incentive compensation in connection
      with the successful consummation of
      the acquisition of Snapple and a
      Mistic debt refinancing (c).........      2,000          --               (2,000)         --
                                              -------         -------          -------         ------
                                              $10,951         $(1,080)         $(8,697)        $1,174
                                              -------         -------          -------         ------
                                              -------         -------          -------         ------
                                                                        1999
                                            ------------------------------------------------------------
                                                             WRITE-OFF
                                                            OF ACCOUNTS
                                              BALANCE       DETERMINED                         BALANCE
                                             JANUARY 4,        TO BE                          JANUARY 2,
                                                1999       UNCOLLECTIBLE   ADJUSTMENTS (A)       2000
                                                ----       -------------   ---------------       ----
Non-cash reserve:
    Additional reserve for doubtful
      accounts based on the Company's
      change in estimate of the related
      write-off to be incurred (a)........    $ 1,174         $ (624)          $  (550)        $--
                                              -------         ------            ------         ------
                                              -------         ------            ------         ------

---------

 (a) In the transition following the acquisition of Snapple, the Company decided that, in order to improve its relationships with customers, it would not actively seek to collect certain past due balances, disputed amounts or amounts that were not sufficiently supportable and provided an additional reserve for doubtful accounts. The adjustment in 1999 represented a credit related to post-acquisition transition, integration and changes to business strategies included in income (loss) before income taxes in the summary of the income or loss from discontinued operations set forth above and resulted from changes in the estimated amount of the additional Snapple reserve for doubtful accounts from the amount originally provided by the Company.

 (b) In the transition following the acquisition of Snapple, the Company decided that, in order to improve relationships with customers and reverse Snapple's sales decline, it would attempt to settle as many of the legal matters pending at the time of the acquisition of Snapple as quickly as possible. Accordingly, the Company provided $6,697,000 representing the excess of the Company's estimate to settle such claims over the existing reserve established by the seller of Snapple as of the date of the acquisition of Snapple.

 (c) The Company paid supplemental incentive compensation payments to certain of its executives directly involved with the acquisition of Snapple and a related debt refinancing. Such payments were incremental

                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(footnotes continued from previous page)

     and above recurring incentive compensation payments to such executives and would not have been paid without the acquisition of Snapple and related debt refinancing.

(19) EXTRAORDINARY CHARGES

    The 1999 extraordinary charges resulted from the early extinguishment of (1) $284,333,000 of outstanding obligations under a former credit facility of Snapple Beverage Group and (2) $275,000,000 of 9 3/4% senior notes due 2000 of RC/Arby's. The 2000 extraordinary charges resulted from the early assumption or extinguishment, as applicable, of (1) the Senior Notes co-issued by TCPG and Snapple Beverage Group, (2) the Beverage Credit Facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's and (3) the Triarc Debentures. The components of such extraordinary charges were as follows (in thousands):

                                                               1999      2000
                                                               ----      ----
Write-off of previously unamortized deferred financing
  costs.....................................................  $11,300   $27,491
Payment of prepayment penalties.............................    7,662     5,509
Fees........................................................    --           17
Write-off of previously unamortized interest rate cap
  agreement costs...........................................      146     --
                                                              -------   -------
                                                               19,108    33,017
Income tax benefit..........................................    7,011    12,337
                                                              -------   -------
                                                              $12,097   $20,680
                                                              -------   -------
                                                              -------   -------

(20) RETIREMENT BENEFIT PLANS

    The Company maintains a 401(k) defined contribution plan (the 'Plan') covering all of the Company's employees who meet certain minimum requirements and elect to participate. Under the provisions of the Plan, employees may contribute various percentages of their compensation ranging up to a maximum of 15%, subject to certain limitations. The Plan provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof effective September 1, 1999 and up to the first 5% thereof prior thereto. In addition, the Plan provides for annual Company profit-sharing contributions of a discretionary aggregate amount to be determined by the employer regardless of whether the employee otherwise elects to participate in the Plan. In connection with both of these employer contributions, the Company provided as compensation expense $648,000, $757,000 and $924,000 in 1998, 1999 and 2000, respectively.

    The Company maintains defined benefit plans for eligible employees through December 31, 1988 of certain subsidiaries, benefits under which were frozen in 1992. The net periodic pension cost for 1998, 1999 and 2000, as well as the accrued pension cost as of January 2, 2000 and December 31, 2000, were insignificant. As of December 31, 2000 the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities resulting in a minimum pension liability of $320,000. Since the Company has no unrecognized prior service cost, $198,000, representing the $320,000 minimum pension liability less $122,000 of related deferred income tax benefit, has been reported as 'Unrecognized Pension Loss' as a reduction of comprehensive income for the 2000 fiscal year as reported in the accompanying consolidated statement of stockholders' equity (deficit).

(21) LEASE COMMITMENTS

    The Company leases office space and transportation and office equipment under operating lease agreements that do not provide for any contingent rental charges. Rental expense under operating leases consisted of the following components (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                                1998      1999      2000
                                                                ----      ----      ----
    Rental expense...........................................  $ 7,011   $ 6,568   $ 3,701(a)
    Less sublease rental income..............................      543       336       327
                                                               -------   -------   -------
                                                               $ 6,468   $ 6,232   $ 3,374
                                                               -------   -------   -------
                                                               -------   -------   -------

---------

 (a) Rental expense decreased in 2000 from 1999 since as of January 19, 2000 the Company owns the asset through its ownership of 280 Holdings, LLC that had previously been leased (see Note 22).

    In connection with the Restaurant Sale, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM, although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $81,000,000 as of December 31, 2000 assuming RTM has made all scheduled payments to date under such lease obligations) are not made by RTM. The Company's future rental payments, excluding the lease obligations assumed by RTM, and sublease rental receipts for noncancelable leases having an initial lease term in excess of one year as of December 31, 2000 are as follows (in thousands):

                                                                         SUBLEASE
                                                               RENTAL     RENTAL
FISCAL YEAR                                                   PAYMENTS   RECEIPTS
-----------                                                   --------   --------
2001........................................................  $ 3,805      $273
2002........................................................    3,597       167
2003........................................................    3,207        72
2004........................................................    3,007        40
2005........................................................    2,275        40
Thereafter..................................................    9,829       117
                                                              -------      ----
    Total minimum payments..................................  $25,720      $709
                                                              -------      ----
                                                              -------      ----

(22) TRANSACTIONS WITH RELATED PARTIES

    On January 19, 2000 the Company acquired 280 Holdings, LLC ('280 Holdings') for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a third-party commercial lender payable over seven years. 280 Holdings was a subsidiary of Triangle Aircraft Services Corporation ('TASCO'), a company owned by the Executives, that at the time of such sale was the owner and lessor to the Company of an airplane that had previously been leased from TASCO. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. Prior thereto the Company leased the airplane and a helicopter from TASCO or subsidiaries of TASCO under a dry lease for a base annual rent, adjusted to $3,310,000 as of December 29, 1997, plus annual cost of living (the 'COLA') adjustments. Pursuant to this dry lease, the Company also paid the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. During 1999 the Company incurred $2,207,000 of repairs and maintenance for the aircraft, principally relating to the airplane for required inspections and overhaul of the engines and landing gear in accordance with Federal Aviation Administration standards, and $7,278,000 of capitalized improvements to the airplane. As of January 19, 2000 the annual rent had increased to $3,447,000, of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 from January 19, 2000 through September 30, 2000, increasing to $382,000 as of October 1, 2000 in connection with the COLA adjustment, and owns the airplane through its ownership of 280 Holdings. In addition, in 1997 the Company paid TASCO $2,500,000 for (1) an option (the 'Option') to continue the lease for five years effective September 30, 1997 and (2) the agreement by TASCO to replace the helicopter then covered under the lease. The Option was being amortized over a five-year

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

period until the Company was reimbursed $1,200,000 by TASCO representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane now owned by 280 Holdings. In connection with the lease of the airplane through January 19, 2000, the lease of the helicopter and the amortization of the Option through January 19, 2000, the Company had rent expense to TASCO and its subsidiaries of $3,885,000, $3,850,000 and $574,000 for 1998, 1999 and 2000, respectively.

    See also Notes 8, 12, 14, 17 and 23 with respect to other transactions with related parties.

(23) LEGAL MATTERS

    Subsequent to the receipt of the Proposal (see Note 17), a series of purported class action lawsuits on behalf of stockholders were filed challenging the Proposed Transaction. Each of the pending lawsuits names the Company and the members of its Board of Directors as defendants. The complaints allege, among other things, that the Proposed Transaction would constitute a breach of the directors' fiduciary duties and that the proposed consideration to be paid for the shares of Class A Common Stock was unfair and demand, in addition to damages and costs, that the Proposed Transaction be enjoined. On March 26, 1999, certain plaintiffs in the actions challenging the Proposed Transaction filed an amended complaint alleging that the defendants violated fiduciary duties by failing to disclose, in connection with the Tender Offer (see Note 12), that the Special Committee had allegedly determined that the Proposal was unfair. The amended complaint seeks, among other items, damages in an unspecified amount. In
October 2000 the parties agreed to stay this action pending the determination of the March 23, 1999 action described immediately below.

    On March 23, 1999, an alleged stockholder filed a complaint on behalf of persons who held Triarc Class A Common Stock as of March 10, 1999 which alleges that the Company's statement related to the Tender Offer filed with the Securities and Exchange Commission was false and misleading and seeks damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, and unspecified other relief. The complaint names the Company and the Executives as defendants. In June 1999 the Company and the Executives moved to dismiss the complaint or alternatively stay the action. In March 2000, the court denied the motion for a stay and granted in part and denied in part the motion to dismiss. In April 2000 an amended complaint was filed alleging the matters in the original complaint and seeking an order to permit all shareholders who tendered their shares of Triarc Class A Common Stock in the Tender Offer to rescind the transaction. In May 2000 the defendants filed an answer to the amended complaint. Discovery has commenced in the action.

    On June 25, 1997 a class action lawsuit was filed which asserted, among other things, claims relating to certain awards of compensation to the Executives in 1994 through 1997. In August 2000 the parties to the lawsuit entered into a settlement agreement whereby, (1) the case would be dismissed with prejudice, (2) the Company would receive a note receivable from the Executives in the aggregate amount of $5,000,000 receivable in three equal installments due March 31, 2001, 2002 and 2003 and (3) as set forth in Note 12, the Executives would surrender an aggregate of 775,000 stock options awarded to them in 1994. On January 30, 2001, the court entered an order and final judgment approving the settlement in full, which became effective March 1, 2001. The Company will record pretax income of $5,000,000 in the first quarter of the fiscal year ended December 30, 2001 for the note receivable from the Executives.

    In addition to the shareholder lawsuits described above, the Company is involved in other litigation and claims incidental to its businesses. The Company has reserves for all of such legal matters aggregating $1,740,000 as of December 31, 2000. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

(24) QUARTERLY INFORMATION (UNAUDITED)

    On October 25, 2000, the Company consummated the Snapple Beverage Sale which has been accounted for as a discontinued operation through the date of sale. The quarterly information set forth below for 1999 and the first two quarters of 2000 has been reclassified to account for these businesses as discontinued operations. See Notes 3 and 18 for additional information regarding the Snapple Beverage Sale and the reclassifications of its operations to discontinued operations.

                                                          QUARTER ENDED
                                    ----------------------------------------------------------
                                    APRIL 4, (b)   JULY 4,    OCTOBER 3,   JANUARY 2, 2000 (c)
                                    ------------   -------    ----------   -------------------
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
    Revenues and other earnings...    $ 22,836     $ 28,224    $26,112           $24,989
    Income from continuing
      operations before income
      taxes.......................       4,096       10,259      4,297             6,202
    Income from continuing
      operations..................       2,215        5,899      2,159             7,429
    Income (loss) from
      discontinued operations.....      (3,463)      (1,679)    12,087            (2,426)
    Extraordinary charges (Note
      19).........................     (12,097)       --         --             --
    Net income (loss).............     (13,345)       4,220     14,246             5,003
    Basic income (loss) per share
      (a):
        Income from continuing
          operations..............         .08          .22        .09               .31
        Income (loss) from
          discontinued
          operations..............        (.12)        (.06)       .49              (.10)
        Extraordinary charges.....        (.42)       --         --             --
        Net income (loss).........        (.46)         .16        .58               .21
    Diluted income (loss) per
      share (a):
        Income from continuing
          operations..............         .07          .21        .08               .30
        Income (loss) from
          discontinued
          operations..............        (.12)        (.06)       .47              (.10)
        Extraordinary charges.....        (.40)       --         --             --
        Net income (loss).........        (.45)         .15        .55               .20

TRIARC COMPANIES, INC. AND SUBSIDIARIES

DECEMBER 31, 2000

                                                          QUARTER ENDED
                                        --------------------------------------------------
                                        APRIL 2,   JULY 2,   OCTOBER 1,   DECEMBER 31, (d)
                                        --------   -------   ----------   ----------------
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000
    Revenues and other earnings.......  $35,557    $26,428    $29,638         $ 27,233
    Income (loss) from continuing
      operations before income
      taxes...........................   14,753      7,217     10,923          (30,682)
    Income (loss) from continuing
      operations......................    8,429      4,154      6,705          (29,445)
    Income (loss) from discontinued
      operations......................   (5,709)       436     (3,337)         480,688
    Extraordinary charges (Note 19)...    --         --         --             (20,680)
    Net income........................    2,720      4,590      3,368          430,563
    Basic income (loss) per share (a):
        Income (loss) from continuing
          operations..................      .35        .17        .29            (1.32)
        Income (loss) from
          discontinued operations.....     (.24)       .02       (.14)           21.56
        Extraordinary charges.........    --         --         --                (.93)
        Net income....................      .11        .19        .15            19.31
    Diluted income (loss) per share
      (a):
        Income (loss) from continuing
          operations..................      .34        .16        .28            (1.32)
        Income (loss) from
          discontinued operations.....     (.23)       .02       (.14)           21.56
        Extraordinary charges.........    --         --         --                (.93)
        Net income....................      .11        .18        .14            19.31

---------

 (a) Basic and diluted income (loss) per share have been computed consistently with the annual calculations explained in Note 4. Basic and diluted income
     (loss) per share are the same for the quarter ended December 31, 2000 since all potentially dilutive securities would have had an antidilutive effect.

 (b) The income from continuing operations for the quarter ended April 4, 1999 was materially affected by a capital structure reorganization related charge (see Note 15) of $1,400,000, or $896,000 after income tax benefit of $504,000, resulting from the equitable adjustments to the terms of Snapple Beverage Plan stock options granted prior to 1999. The Company recognized additional charges relating to this adjustment in the following three quarters of 1999 and each of the four quarters of 2000 for much less significant amounts.

 (c) The income from continuing operations for the quarter ended January 2, 2000 was materially affected by (1) a reversal of excess interest expense accruals for IRS examinations (see Note 11) of $3,052,000, or $2,022,000 net of income tax provision of $1,030,000 and (2) a release of excess reserves for IRS examinations of $5,127,000 (see Note 11).

 (d) The income from continuing operations for the quarter ended December 31, 2000 was materially affected by (1) a charge for capital market transaction related compensation (see Note 14) of $26,010,000, or $24,746,000 after income tax benefit of $1,264,000, and (2) compensation cost of $10,422,000, or $8,168,000 after income tax benefit of $2,254,000, resulting from the Company repurchasing 1,045,834 shares of its Class A Common Stock which certain of the Company's officers and a director received upon exercise of stock options (see Note 12).

PART III

ITEMS 10, 11, 12 AND 13.

    The information required by items 10, 11, 12 and 13 will be furnished on or prior to April 30, 2001 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements:

       See Index to Financial Statements (Item 8).

    2. Financial Statement Schedules:

    All schedules have been omitted since they are either not applicable or the information is contained elsewhere in 'Item 8. Financial Statements and Supplementary Data.'

    3. Exhibits:

    Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of Triarc at 280 Park Avenue, New York, New York 10017.


  EXHIBIT
    NO.                               DESCRIPTION
   ---                                -----------

  2.1 --Agreement and Plan of Merger dated September 15, 2000, among Cadbury Schweppes plc, CSN
        Acquisition Inc., CRC Acquisition Inc., Triarc Companies, Inc., Snapple Beverage Group, Inc. and
        Royal Crown Company, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).
  3.1 --Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC file no.
        1-2207).
  3.2 --By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to
        Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
  4.1 --Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA
        Acquisition Corporation, FFCA Mortgage Corporation, Triarc, Arby's Restaurant Development
        Corporation ('ARDC'), Arby's Restaurant Holding Company ('ARHC'), Arby's Restaurant Operations
        Company ('AROC'), Arby's, RTM Operating Company, RTM Development Company, RTM Partners, Inc.
        ('Holdco'), RTM Holding Company, Inc., RTM Management Company, LLC and RTM, Inc. ('RTM'),
        incorporated herein by reference to Exhibit 4.16 to Triarc's Registration Statement on Form S-4
        dated October 22, 1997 (SEC file no. 1-2207).
  4.2 --Indenture dated as of February 9, 1998 between Triarc Companies, Inc. and The Bank of New York, as
        Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K/A
        dated March 6, 1998 (SEC file no. 1-2207).
  4.3 --Indenture dated of February 25, 1999 among Triarc Consumer Products Group, LLC ('TCPG'), Triarc
        Beverage Holdings Corp. ('TBHC'), as Issuers, the subsidiary guarantors party thereto and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K dated March 11, 1999 (SEC file no. 1-2207).
  4.4 --Supplemental Indenture, dated as of February 26, 1999, among TCPG, TBHC, Millrose Distributors,
        Inc., and The Bank of New York as Trustee, incorporated herein by reference to Exhibit 4.6 to
        Amendment No. 2 to Registration Statement on Form S-4 filed by TCPG and TBHC, dated October 1, 1999
        (Registration Nos. 333-78625; 333-78625-01 through 333-78625-28).
  4.5 --Supplemental Indenture No. 2, dated as of September 8, 1999, among TCPG, TBHC, the subsidiary guarantors party thereto and The Bank of New York, as Trustee, incorporated herein by reference to
        Exhibit 4.7 to Amendment No. 2 to Registration Statement on Form S-4 filed by TCPG and TBHC, dated
        October 1, 1999 (Registration Nos. 333-78625; 333-78625-01 through 333-78625-28).
  4.6 --Supplemental Indenture No. 3, dated as of December 16, 1999 among TCPG, TBHC, MPAS Holdings, Inc.,
        Millrose, L.P., and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit
        4.1 to Triarc's Current Report on Form 8-K dated March 30, 2000 (SEC file no. 1-2207).


EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  4.7   --Supplemental Indenture No. 4, dated as of January 2, 2000 among TCPG, TBHC, Snapple Distributors of Long Island,
          Inc. and The Bank of New York, as Trustee, incorporated
          herein by reference to Exhibit 4.2 to Triarc's Current
          Report on Form 8-K dated March 30, 2000 (SEC file no. 1-
          2207).
  4.8   --Supplemental Indenture No. 1, dated as of October 25,
          2000, by and among Triarc Companies, Inc., SBG Holdings
          Inc. and The Bank of New York, incorporated herein by
          reference to Exhibit 4.1 to Triarc's Current Report on
          Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
  4.9   --Supplemental Indenture No. 5, dated as of October 25,
          2000, by and among Triarc Consumer Products Group LLC,
          Snapple Beverage Group, Inc., RCAC, LLC, Promociones
          Holdings, LLC and The Bank of New York, incorporated
          herein by reference to Exhibit 4.2 to Triarc's Current
          Report on Form 8-K dated November 8, 2000 (SEC file no.
          1-2207).
  4.10  --Supplemental Indenture No. 6, dated as of October 25,
          2000, by and among Triarc Consumer Products Group, LLC,
          Snapple Beverage Group, Inc., Arby's Acquisition, LLC,
          RCAC, LLC and The Bank of New York, incorporated herein by reference to Exhibit 4.3 to Triarc's Current Report on
          Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
  4.11  --Supplemental Indenture No. 7, dated as of October 25,
          2000, by and among Triarc Consumer Products Group, LLC,
          Snapple Beverage Group, Inc., SBG Holdings Inc., the
          Subsidiary Guarantors party thereto and The Bank of New
          York, incorporated herein by reference to Exhibit 4.4 to
          Triarc's Current Report on Form 8-K dated November 8, 2000
          (SEC file no. 1-2207).
  4.12  --Supplemental Indenture No. 8, dated as of November 14,
          2000, among SBG Holdings Inc., and Snapple Beverage Group,
          Inc., as issuers, the Subsidiary Guarantors parties
          thereto and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Current
          Report on Form 8-K dated March 30, 2001 (SEC file no.
          1-2207).
  4.13  --Indenture dated as of November 21, 2000 among Arby's
          Franchise Trust, as issuer, Ambac Assurance Corporation,
          as insurer, and BNY Midwest Trust Company, a Bank of New
          York Company, as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on
          Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.1   --Triarc's 1993 Equity Participation Plan, as amended,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated March 31, 1997
          (SEC file no. 1-2207).
 10.2   --Form of Non-Incentive Stock Option Agreement under
          Triarc's Amended and Restated 1993 Equity Participation
          Plan, incorporated herein by reference to Exhibit 10.2 to
          Triarc's Current Report on Form 8-K dated March 31, 1997
          (SEC file no. 1-2207).
 10.3   --Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated
          herein by reference to Exhibit 13 to Triarc's Current
          Report on Form 8-K dated April 23, 1993 (SEC file no.
          1-2207).
 10.4   --Form of Indemnification Agreement, between Triarc and
          certain officers, directors, and employees of Triarc,
          incorporated herein by reference to Exhibit F to the 1994
          Proxy (SEC file no. 1-2207).
 10.5   --Guaranty dated as of May 5, 1997 by RTM, RTM Parent,
          Holdco, RTMM and RTMOC in favor of Arby's, ARDC, ARHC,
          AROC and Triarc, incorporated herein by reference to
          Exhibit10.31 to Triarc's Registration Statement on Form
          S-4 dated October 22, 1997 (SEC file no. 1-2207).
 10.6   --Triarc Companies, Inc. 1997 Equity Participation Plan
          (the '1997 Equity Plan'), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K
          dated March 16, 1998 (SEC file no. 1-2207).
 10.7   --Form of Non-Incentive Stock Option Agreement under the
          1997 Equity Plan, incorporated herein by reference to
          Exhibit 10.6 to Triarc's Current Report on Form 8-K dated
          March 16, 1998 (SEC file no. 1-2207).
 10.8   --Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1
          to Triarc's Current Report on Form 8-K dated May 13, 1998
          (SEC file no. 1-2207).
 10.9   --Form of Non-Incentive Stock Option Agreement under
          Triarc's 1998 Equity Participation Plan, incorporated
          herein by reference to Exhibit 10.2 to Triarc's Current
          Report on Form 8-K dated May 13, 1998 (SEC file no.
          1-2207).
 10.10  --Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc.
          and Nelson Peltz and Peter W. May, incorporated herein by
          reference to Exhibit 10.30 to Triarc's Annual Report on
          Form 10-K for the fiscal year ended January 3, 1999 (SEC
          file no. 1-2207).


EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.11  --Amended and Restated Stock Purchase Agreement dated
          August 19, 1999 by and among Triarc, Victor Posner Trust
          No. 6 and Security Management Corp., incorporated herein
          by reference to Exhibit 10.1 to Triarc's Current Report on
          Form 8-K dated August 19, 1999 (SEC file no. 1-2207).
 10.12  --Purchase Agreement dated January 19, 2000 by and among
          Triarc, Triangle Aircraft Services Corporation, Nelson
          Peltz and Peter W. May, incorporated herein by reference
          to Exhibit 10.2 to Triarc's Current Report on Form 8-K
          dated January 21, 2000 (SEC file no. 1-2207).
 10.13  --1999 Executive Bonus Plan, incorporated herein by
          reference to Exhibit A to Triarc's 1999 Proxy Statement
          (SEC file no. 1-2207).
 10.14  --Employment Agreement dated as of May 1, 1999 between
          Triarc and Nelson Peltz, incorporated herein by reference
          to Exhibit 10.1 to Triarc's Current Report on Form 8-K
          dated March 30, 2000 (SEC file no. 1-2207).
 10.15  --Employment Agreement dated as of May 1, 1999 between
          Triarc and Peter W. May, incorporated herein by reference
          to Exhibit 10.2 to Triarc's Current Report on Form 8-K
          dated March 30, 2000 (SEC file no. 1-2207).
 10.16  --Employment Agreement dated as of February 24, 2000 between Triarc and John L. Barnes, Jr., incorporated
          herein by reference to Exhibit 10.3 to Triarc's Current
          Report on Form 8-K dated March 30, 2000 (SEC file no.
          1-2207).
 10.17  --Employment Agreement dated as of February 24, 2000 between Triarc and Eric D. Kogan, incorporated herein by
          reference to Exhibit 4.4 to Triarc's Current Report on
          Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
 10.18  --Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on
          Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
 10.19  --Deferral Plan for Senior Executive Officers of Triarc
          Companies, Inc., incorporated herein by reference to
          Exhibit 10.1 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.20  --Trust Agreement for the Deferral Plan for Senior
          Executive Officers of Triarc Companies, Inc., dated as of
          January 23, 2001, between Triarc and Wilmington Trust
          Company, as trustee, incorporated herein by reference to
          Exhibit 10.2 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.21  --Trust Agreement for the Deferral Plan for Senior
          Executive Officers of Triarc Companies, Inc., dated as of
          January 23, 2001, between Triarc and Wilmington Trust
          Company, as trustee, incorporated herein by reference to
          Exhibit 10.3 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.22  --Tax Agreement dated as of September 15, 2000, by and among Cadbury Schweppes plc, SBG Holdings, Inc., Triarc
          Companies, Inc. and Triarc Consumer Products Group, LLC,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated September 20,
          2000 (SEC file no. 1-2207).
 10.23  --Indemnity Agreement, dated as of October 25, 2000 between
          Cadbury Schweppes plc and Triarc Companies, Inc.,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated November 8, 2000
          (SEC file no. 1-2207).
 10.24  --Servicing Agreement, dated as of November 21, 2000, among
          Arby's Franchise Trust, as Issuer, Arby's, Inc., as
          Servicer, and BNY Midwest Trust Company, a Bank of New
          York Company, as Indenture Trustee, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on
          Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.25  --Promissory Note, dated April 1, 2000, issued by Nelson
          Peltz and Peter W. May to Triarc in the original principal amount of $5,000,000, incorporated herein by reference to
          Exhibit 10.5 to Triarc's Current Report on Form 8-K dated
          arch 30, 2001 (SEC file no. 1-2207).
 10.26  --Stipulation and Agreement of Compromise, Settlement and
          Release, dated August 17, 2000, incorporated herein by
          reference to Exhibit 10.6 to Triarc's Current Report on
          Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 21.1   --Subsidiaries of the Registrant*
 23.1   --Consent of Deloitte & Touche LLP*
 23.2   --Consent of Ernst & Young LLP*
 99.1   --Consolidated Financial Statements of MCM Capital Group,
          Inc.*

-------------------
 * Filed herewith

(b)Reports on Form 8-K:

   On October 12, 2000, Triarc filed a Current Report on Form 8-K, which included information under Item 5 of such form.

   On October 30, 2000, Triarc filed a Current Report on Form 8-K, which included information under Item 5 and an exhibit under Item 7 of such form.

   On October 31, 2000, Triarc filed a Current Report on Form 8-K, which included information under Item 9 of such form.

   On November 3, 2000, Triarc filed a Current Report on Form 8-K, which included an exhibit under Item 7 of such form.

   On November 8, 2000, Triarc filed a Current Report on Form 8-K, which included exhibits under Item 7 of such form.

   On November 9, 2000, Triarc filed a Current Report on Form 8-K, which included information under Items 2 and 7 of such form.

   On December 1, 2000, Triarc filed Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K, which included information under Item 7 of such form.

(d)Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

   The consolidated financial statements of MCM Capital Group Inc., an investment of the Company accounted for in accordance with the equity method, are hereby incorporated by reference from Item 8. 'Consolidated Financial Statements' from the Annual Report on Form 10-K for the year ended December 31, 2000 of MCM Capital Group, Inc. (SEC file no. 000-26489). A copy of the consolidated financial statements incorporated by reference in this Item 14(d) is included as Exhibit 99.1 to this Form 10-K.

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

                                          TRIARC COMPANIES, INC.
                                           (Registrant)

                                                        NELSON PELTZ
                                            ....................................

                                                       NELSON PELTZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the registrant in the capacities indicated.

                SIGNATURE                                          TITLES
                ---------                                          ------
               NELSON PELTZ                 Chairman and Chief Executive Officer and Director
 .........................................    (Principal Executive Officer)
              (NELSON PELTZ)

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

             FRED H. SCHAEFER               Senior Vice President and Chief Accounting Officer
 .........................................    (Principal Accounting Officer)
            (FRED H. SCHAEFER)

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

            DAVID E. SCHWAB II              Director
 .........................................
           (DAVID E. SCHWAB II)

           JEFFREY S. SILVERMAN             Director
 .........................................
          (JEFFREY S. SILVERMAN)

            RAYMOND S. TROUBH               Director
 .........................................
           (RAYMOND S. TROUBH)

             GERALD TSAI, JR.               Director
 .........................................
            (GERALD TSAI, JR.)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as...............................  'TM'
The registered trademark symbol shall be expressed as....................   'r'