Form 10-K405/A
period 2000-12-31
TRIARC COMPANIES INC
filed 2001-04-30
CIK 30697

--------------------------------------------------------------------------------

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

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                  ON WHICH REGISTERED
---------------------------------------------          ---------------------------------
         CLASS A COMMON STOCK, $.10 PAR VALUE                 NEW YORK STOCK EXCHANGE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only class of the registrant's voting securities) held by non-affiliates of the registrant was approximately $358,034,994 as of April 15, 2001. There were 20,272,331 shares of the registrant's Class A Common Stock and 1,999,207 shares of the registrant's Class B Common Stock outstanding as of April 15, 2001.

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


                                    BUSINESS EXPERIENCE DURING PAST
NAME OF DIRECTOR                    FIVE YEARS, AGE AND OTHER INFORMATION
-----------------------------       ---------------------------------------------
Nelson Peltz.................       Mr. Peltz has been a director and the Chairman and Chief
                                    Executive Officer of the Company since April 1993. Since then, he has also been a director or manager and officer of certain of the Company's subsidiaries. He is also a general partner of DWG
                                    Acquisition, whose principal business is ownership of securities of the Company. From its formation in January 1989 to April
                                    1993, Mr. Peltz was Chairman and Chief Executive Officer of
                                    Trian Group, Limited Partnership ("Trian"), which provided investment banking and management services for entities
                                    controlled by Mr. Peltz and Mr. May. From 1983 to December 1988,
                                    he was Chairman and Chief Executive Officer and a director of
                                    Triangle Industries, Inc. ("Triangle"), which, through
                                    wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. Mr. Peltz has also served as a director of MCM Capital Group, Inc. since
                                    February 1998. Mr. Peltz is 58 years of age.

Peter W. May.................       Mr. May has been a director and the President and Chief
                                    Operating Officer of the Company since April 1993. Since then, he has also been a director or manager and officer of certain of the Company's subsidiaries. He is also a general partner of DWG
                                    Acquisition. From its formation in January 1989 to April 1993,
                                    Mr. May was President and Chief Operating Officer of Trian. He
                                    was President and Chief Operating Officer and a director of
                                    Triangle from 1983 until December 1988. Mr. May has also served as a director of MCM Capital Group, Inc. since February 1998 and served as a director of Ascent Entertainment Group, Inc. from
                                    June 1999 to April 2000 and of On Command Corporation from
                                    February 2000 to April 2000. Mr. May is the father of Jonathan
                                    P. May, a Senior Vice President of Triarc and Chairman of
                                    Arby's, Inc., which does business as the Triarc Restaurant
                                    Group. Mr. May is 58 years of age.

Hugh L. Carey................       Mr. Carey has been a director of the Company since June 1994. He was an Executive Vice President of W.R. Grace & Co. ("Grace")
                                    from 1987 to December 31, 1995. From 1993 to December 1995, he
                                    served Grace as director of its Government Relations Division, and from 1987 until 1993, he ran Grace's office of environmental policy. Mr. Carey was the Governor of the State of New York from
                                    1975 until 1983 and a member of Congress from 1960 until 1975.
                                    From 1991 until 1993, he was Chairman of the National Institute of Former Governors. Mr. Carey is also a director of China Trust
                                    Bank, and Of Counsel to Winston & Strawn. Mr. Carey
                                    is 82 years of age.



Clive Chajet.................       Mr. Chajet has been a director of the Company since June 1994.
                                    He has been Chairman of Chajet Consultancy, L.L.C., a consulting firm specializing in identity and image management, since
                                    January 1997. Prior to that time, Mr. Chajet was Chairman of
                                    Lippincott & Margulies Inc., also a consulting firm specializing in identity and image management, from 1983 to January 1997. Mr.
                                    Chajet is 64 years of age.

Joseph A. Levato.............       Mr. Levato has been a director of the Company since June 1996.
                                    Mr. Levato served as Executive Vice President and Chief
                                    Financial Officer of Triarc from April 1993 to August 1996. He also served as Executive Vice President and Chief Financial
                                    Officer of certain of Triarc's subsidiaries from April 1993 to
                                    August 1996. Prior to April 1993, he was Senior Vice President
                                    and Chief Financial Officer of Trian from January 1992 to April
                                    1993. From 1984 to December 1988, he served as Senior Vice
                                    President and Chief Financial Officer of Triangle. Mr. Levato is
                                    60 years of age.

David E. Schwab II...........       Mr. Schwab has been a director of the Company since October
                                    1994. Mr. Schwab has been a Senior Counsel of Cowan, Liebowitz &
                                    Latman, P.C., a law firm, since January 1, 1998. Prior to that time, he was a partner of Schwab Goldberg Price & Dannay, a law firm, for more than five years. Mr. Schwab also serves as
                                    Chairman of the Board of Trustees of Bard College. Mr. Schwab is
                                    70 years of age.

Jeffrey S. Silverman...........     Mr. Silverman has been a director of the Company since May 1999.
                                    Mr. Silverman has been Chairman and co-founder of LTS Capital
                                    Partners, L.L.C., an investment firm, since August 1997, and
                                    Chairman and Chief Executive Officer of Financial Performance
                                    Corporation, an investment firm, since January 2000. From
                                    January 1983 until August 1997, Mr. Silverman served as Chief
                                    Executive Officer of PLY-GEM Industries, Inc., a home
                                    improvement building products supplier, and he served as its
                                    Chairman from February 1986 through August 1997. Mr. Silverman is 55 years of age.

Raymond S. Troubh............       Mr. Troubh has been a director of the Company since June 1994.
                                    He has been a financial consultant since prior to 1989. Mr.
                                    Troubh is a director of ARIAD Pharmaceuticals, Inc., Diamond
                                    Offshore Drilling, Inc., General American Investors Company,
                                    Gentiva Health Services, Inc., Health Net, Inc., Starwood
                                    Hotels & Resorts, Inc. and WHX Corporation. He is
                                    also a trustee of Corporate Renaissance Group Liquidity
                                    Trust, MicroCap Liquidating Trust and Petrie Stores
                                    Liquidating Trust. Mr. Troubh is 75 years of age.

Gerald Tsai, Jr...............      Mr. Tsai has been a director of the Company since October 1993.
                                    Mr. Tsai is a private investor. From February 1993 to October
                                    1997, he was Chairman of the Board, President and Chief
                                    Executive Officer of Delta Life Corporation, a life insurance and annuity company with which Mr. Tsai became associated in
                                    1992. Mr. Tsai also serves as a director of Rite Aid
                                    Corporation, Sequa Corporation, Zenith National Insurance
                                    Corporation, Saks Incorporated and United Rentals Inc. He is a
                                    trustee of Boston University, the Mount Sinai-NYU Medical Center
                                    Board and the New York University School of Medicine Foundation
                                    Board. Mr. Tsai is 72 years of age.


(B)  IDENTIFICATION OF EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers of Triarc, all of whom are U.S. citizens.

         NAME                              AGE        POSITIONS
         ----                              ---        ---------
Nelson Peltz.......................         58        Director; Chairman and Chief Executive Officer

Peter W. May.......................         58        Director; President and Chief Operating
                                                      Officer

Michael C. Howe.....................        48        President and Chief Executive Officer of the
                                                      Triarc Restaurant Group

John L. Barnes, Jr. .................       53        Executive Vice President and Chief Financial
                                                      Officer

Eric D. Kogan......................         37        Executive Vice President -- Corporate
                                                      Development

Brian L. Schorr.....................        42        Executive Vice President, General Counsel, and
                                                      Assistant Secretary

Jonathan P. May...................          35        Senior Vice President; Chairman of the Triarc
                                                      Restaurant Group

Francis T. McCarron.............            44        Senior Vice President - Taxes

Jarrett B. Posner.....................      31        Senior Vice President - Corporate Finance

Stuart I. Rosen......................       41        Senior Vice President and Associate General
                                                      Counsel, and Secretary

Fred H. Schaefer...................         56        Senior Vice President and Chief Accounting
                                                      Officer

Anne A. Tarbell....................         42        Senior Vice President -- Corporate
                                                      Communications and Investor Relations

Set forth below is certain additional information concerning the persons listed above (other than Messrs. Peltz and May, for whom such information has been provided under "Nominees for Election" above).

         Michael C. Howe has been the President and Chief Executive Officer of the Triarc Restaurant Group since January 2001. From July 1999 to January 2001 he served as President and Chief Operating Officer of the Triarc Restaurant Group and certain of its subsidiaries. From February 1997 to July 1999, Mr. Howe was Senior Vice President, Operations of the Triarc Restaurant Group. From August 1995 to February 1997, Mr. Howe was a Regional Vice President for the Southeast Region of the Triarc Restaurant Group. He also served in a variety of positions within the KFC Division of PepsiCo from July 1990 to August 1995 including Vice President, Restaurant Support. Prior to entering the restaurant industry, Mr. Howe was employed for 12 years with Procter & Gamble in a number of different positions within the sales management functions.

         John L. Barnes, Jr. has been Executive Vice President and Chief Financial Officer of Triarc and certain of its subsidiaries since March 1998 and prior thereto was Senior Vice President and Chief Financial Officer of Triarc since August 1996. From April 1996 to August 1996 Mr. Barnes was a Senior Vice President of Triarc. Prior to April 1996, Mr. Barnes had served as Executive Vice President and Chief Financial Officer of Graniteville Company, a textile company (which was sold by the Company in April 1996) for more than five years.

         Eric D. Kogan has been Executive Vice President -- Corporate Development of Triarc and certain of its subsidiaries since March 1998 and prior thereto was Senior Vice President -- Corporate Development of Triarc since March 1995. Prior to March 1995 Mr. Kogan was Vice President -- Corporate Development of Triarc since April 1993. Prior thereto, Mr. Kogan was a Vice President of Trian from September 1991 to April 1993. Mr. Kogan has also served as Chairman and a director of MCM Capital Group, Inc. since February 1998.

         Brian L. Schorr has been Executive Vice President and General Counsel of Triarc and certain of its subsidiaries since June 1994. Prior thereto, Mr. Schorr was a partner of Paul, Weiss, Rifkind, Wharton & Garrison, a law firm which he joined in 1982. That firm provides legal services to Triarc and its subsidiaries.

         Jonathan P. May has been Senior Vice President of Triarc and Chairman of the Triarc Restaurant Group since January 2001. From July 1999 to January 2001 he served as Chief Executive Officer of the Triarc Restaurant Group and certain of its subsidiaries. From 1996 to July 1999, Mr. May was Vice-President, Concept Development of the Triarc Restaurant Group. From 1995 to 1996, Mr. May was Vice President, Worldwide Planning of the Triarc Restaurant Group. Mr. May was Director, Corporate Development of the Company from 1993 to 1995. Previously, Mr. May was employed by McKinsey & Co., Inc. from September 1989 to June 1991. Mr. May is the son of Peter W. May.

         Francis T. McCarron has been Senior Vice President -- Taxes of Triarc and certain of its subsidiaries since April 1993. Prior thereto, he was Vice President -- Taxes of Trian from its formation in January 1989 to April 1993.

         Jarrett B. Posner has been Senior Vice President - Corporate Finance of Triarc and Senior Vice President of certain of its subsidiaries since November 16, 2000. Prior thereto, he was Vice President, Corporate Development of Triarc since March 1998. Mr. Posner has held various corporate finance positions at Triarc since May 1993.

         Stuart I. Rosen has been Senior Vice President and Associate General Counsel, and Secretary of Triarc and certain of its subsidiaries since November 16, 2000. From August 1994 to January 2001 he served as Vice President and Associate General Counsel, and Secretary of Triarc and certain of its subsidiaries. Prior thereto, he was associated with Paul, Weiss, Rifkind, Wharton & Garrison since 1985.

         Fred H. Schaefer has been Senior Vice President and Chief Accounting Officer of Triarc and certain of its subsidiaries since November 16, 2000. From April 1993 to January 2001 he served as Vice President and Chief Accounting Officer of Triarc and certain of its subsidiaries. Prior thereto, he was Vice President and Chief Accounting Officer of Trian from its formation in January 1989 to April 1993.

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

(C) Identification of Certain Significant Employees

         Not applicable.

(D) Family Relationships

         Any family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer is set forth in "Item 10(a)-Identification of Directors" and "Item 10(b)-Identification of Executive Officers." The information set forth in such Items 10(a) and 10(b) is hereby incorporated herein in its entirety by reference.

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

         Based solely on Triarc's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5s were required for these persons, Triarc believes that all its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to 2000.

Item 11. Executive Compensation

Introduction to Summary Compensation Table

         The Summary Compensation Table sets forth salary of, cash bonus awards, deferred compensation awards as well as non-cash awards granted under the 1993 Equity Participation Plan (the "1993 Plan"), the 1998 Equity Participation Plan (the "1998 Plan"), the 1999 Executive Bonus Plan and the Snapple Beverage Group, Inc. 1997 Stock Option Plan (the "SBG Option Plan") with respect to the fiscal year ended January 3, 1999, the fiscal year ended January 2, 2000, and the fiscal year ended December 31, 2000 to Triarc's Chairman and Chief Executive Officer, President and Chief Operating Officer and the other executive officers of Triarc who constituted Triarc's most highly compensated executive officers during fiscal 2000 (the "Named Officers").

         Messrs. Peltz and May serve as directors and officers of Triarc and several of its subsidiaries, and Messrs. Barnes, Kogan and Schorr serve as officers of Triarc and officers and directors of several of its subsidiaries. All compensation set forth in the Summary Compensation Table for Messrs. Peltz, May, Barnes, Kogan and Schorr (other than the options granted in 1998 under the SBG Option Plan) was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries. All non-cash awards granted to any Named Officer were made by Triarc except for options granted in 1998 under the SBG Option Plan and payments made with respect to those options. Additional information with respect to the compensation arrangements for the Chairman and Chief Executive Officer and the other Named Officers is set forth below under "Certain Employment Arrangements with Executive Officers." No restricted stock awards were made to any of the Named Officers during fiscal 1998, fiscal 1999, or fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


                                                                                                          OTHER ANNUAL
 NAME AND PRINCIPAL POSITION                        PERIOD        SALARY($)          BONUS($)          COMPENSATION($)
 ---------------------------                        ------        ---------          --------          ---------------
Nelson Peltz .................                      2000          1,400,000         4,016,000  (2)     350,000 (6)
 Chairman and Chief Executive                       1999            933,333         5,554,350  (4)     300,034 (6)
 Officer of Triarc                                  1998                  1                --          329,067 (6)

Peter W. May .................                      2000            977,794         1,508,000  (2)     106,000 (7)
 President and Chief Operating                      1999            800,000         2,664,650  (4)     148,285 (7)
 Officer of Triarc                                  1998                  1                --          134,173 (7)

John L. Barnes, Jr.  .........                      2000            448,526         1,025,000  (4)             (8)
 Executive Vice President and                       1999            300,000           800,000  (5)             (8)
 Chief Financial Officer of                         1998            300,000           585,000  (5)             (8)
 Triarc

Eric D. Kogan ................                      2000            448,526         1,025,000  (4)             (8)
 Executive Vice President --                        1999            300,000           800,000  (5)             (8)
  Corporate Development of                          1998            285,583           595,417  (5)             (8)
  Triarc

Brian L. Schorr ..............                      2000            450,417         1,025,000  (4)             (8)
 Executive Vice President and                       1999            312,500           800,000  (5)             (8)
 General Counsel of Triarc                          1998            312,500           585,000  (5)             (8)



                             LONG TERM COMPENSATION


                                                                 AWARDS                    PAYOUTS
                                                               SECURITIES
NAME AND PRINCIPAL                                             UNDERLYING                     LTIP            ALL OTHER
POSITION                                    PERIOD          OPTIONS/SARS(#)(1)          PAYOUTS($)      COMPENSATION($)
--------                                    ------          ------------------          ----------      ---------------
Nelson Peltz .................              2000                 300,000                      --             15,010,200(3)
 Chairman and Chief Executive               1999                 226,000(9)                   --                  8,800(12)
 Officer of Triarc                          1998                  26,000(10)                  --                   --


Peter W. May .................              2000                 150,000                      --              7,510,200(3)
 President and Chief Operating              1999                 113,000(9)                   --                  8,800(11)
 Officer of Triarc                          1998                  13,000(10)                  --                   --

John L. Barnes, Jr.  .........              2000                  30,000                      --                 10,200(11)
 Executive Vice President and               1999                  56,600(9)                   --                  8,800(11)
 Chief Financial Officer of                 1998                  50,000                      --                  7,200(11)
 Triarc                                                            6,600(10)

Eric D. Kogan ................              2000                  30,000                      --                 10,200(11)
 Executive Vice President --                1999                  56,600(9)                   --                  8,800(11)
 Corporate Development of                   1998                  50,000                      --                  7,200(11)
 Triarc                                                            6,600(10)

Brian L. Schorr ..............              2000                  30,000                      --                 13,574(12)
 Executive Vice President and               1999                  56,600(9)                   --                 12,787(12)
 General Counsel of Triarc                  1998                  50,000                      --                 11,187(12)
                                                                   6,600(10)



---------

(1) Except as otherwise noted, all stock option grants were made pursuant to the 1993 Plan or 1998 Plan. The option grants under the 1998 Plan with respect to fiscal 1998 were made on March 15, 1999.

(2) Does not include special deferred compensation awarded to Messrs. Peltz and May included under "All Other Compensation."

(3) Includes special deferred compensation of $15.0 million for Mr. Peltz and $7.5 million for Mr. May that were awarded in connection with the completion of certain transactions, payment of which were deferred until January 2004 pursuant to the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc. described below. These amounts may be paid prior to January 2004 under certain circumstances. See "Deferral Plan for Senior Executive Officers of Triarc Companies, Inc." below. Also includes $10,200 for each of Mr. Peltz and Mr. May representing amounts contributed to a 401(k) plan by Triarc on their behalf.

(4) Includes special bonuses paid in connection with the completion of certain transactions and payments made pursuant to the 1999 Executive Bonus Plan.

(5) Includes special bonuses paid in connection with the completion of certain transactions.

(6) Includes imputed income of $268,767, $227,801 and $266,837 arising out of the use of corporate aircraft in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

(7) Includes imputed income of $33,225, $94,791 and $77,138 arising out of the use of corporate aircraft in fiscal 2000, 1999 and 1998, respectively, fees of $40,000 paid by Triarc on behalf of Mr. May for tax and financial planning services in each of fiscal 2000, fiscal 1999 and fiscal 1998 and $32,806 for other transportation related benefits for Mr. May in fiscal 2000.

(8) Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(9)  Includes 26,000, 13,000, 6,600, 6,600 and 6,600 options granted in 1998 under the SBG Option Plan to Messrs. Peltz, May, Barnes, Kogan and Schorr, respectively, the exercise prices of which were equitably adjusted in 1999. (See footnote 1 to "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" below.)

(10) Represents grants of options made pursuant to the SBG Option Plan which were equitably adjusted in 1999. See footnote (8) above.

(11) Represents amounts contributed to a 401(k) plan by Triarc on behalf of the Named Officer.

(12) Includes $10,200, $8,800 and $7,200 contributed to a 401(k) plan by Triarc on behalf of Mr. Schorr in fiscal 2000, 1999 and 1998, respectively, and $3,374, $3,987 and $3,987 of other compensation paid by Triarc in an amount equal to premiums for life insurance in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

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

         In addition, pursuant to the 1998 Plan, each director of the Company who is not also an employee of the Company or any subsidiary receives options to purchase 15,000 shares of Class A Common Stock on the date of such director's initial election or appointment to the Board of Directors. On the date of each subsequent annual meeting of stockholders of the Company at which a director is reelected, such director receives options to purchase 4,000 shares of Class A Common Stock.

         For information concerning certain (i) litigation involving certain current and former directors and (ii) fees paid to certain current and former directors of Triarc and related matters, see "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which information is incorporated by reference herein.

Certain Employment Arrangements with Executive Officers

         Nelson Peltz and Peter W. May. Employment agreements were entered into by the Company and Messrs. Peltz and May, effective as of May 1, 1999. The agreements provide for a five year term through April 30, 2006, unless otherwise terminated as provided therein, with automatic annual one year renewals unless either the Company or the executive gives written notice not later than 180 days preceding the date of any such extension that such party does not wish to extend the term. The agreements provide for annual base salaries of $1,400,000 per year for Mr. Peltz and $1,200,000 per year for Mr. May, subject to increase but not decrease from time to time. In addition, the executives will receive an annual bonus for each fiscal year at least equal to the Formula Bonus Award actually earned under the stockholder approved 1999 Executive Bonus Plan; provided that the Board of Directors (including the Performance Compensation Subcommittee (the "Performance Committee") of the Triarc Board of Directors) may award
Performance Goal Bonus Awards under the stockholder approved 1999 Executive Bonus Plan and additional bonuses in its discretion. In the event employment is terminated by the Company without "cause," or by the executive for "good reason" (as each such term is defined in the agreements), or at the executive's option following a "change of control," the agreements provide that each executive will be entitled to receive within ten days of termination, among other things, an amount equal to the sum of: (i) the executive's then current base salary through the date of termination, any bonus amounts payable, and accrued vacation pay;
(ii) the executive's then current base salary through the remainder of the employment term; (iii) five times the highest bonus as calculated under the agreements; and (iv) five times the sum of Company contributions paid or accrued on the executive's behalf to any defined contribution retirement plans during the year preceding termination. In addition, the executives will be entitled to receive a pro rata bonus for the year in which the termination occurs. "Change of control" would generally include the following events: (i) a majority of the Company's directors being replaced; (ii) any person, defined in the Securities Exchange Act of 1934, as amended, acquires 50% or more of the combined voting power of the Company's voting securities; (iii) a sale of all or substantially all of the assets of the Company; (iv) a merger or similar transaction that requires stockholder approval, unless the Company's stockholders continue to own 50% or more of the combined voting power of the resulting entity's voting securities;
(v) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company; or (vi) such other events as may be designated by the Board of Directors. Under the agreements, in the event that any benefit paid to Messrs. Peltz and May becomes subject to excise tax imposed under Section 4999 of the Internal Revenue Code, the Company will indemnify Messrs. Peltz and May so that after payment of such excise taxes, Messrs. Peltz and May will be in the same after-tax position as if no excise tax had been imposed. The agreements also provide that in the event that employment is terminated without "cause" by the Corporation, by Messrs. Peltz or May for "good reason," or under other specified circumstances (including a change of control), all non-vested stock options and other non-vested stock or stock-based awards then owned by the executives will, subject to certain limitations, vest immediately and (i) subject to certain limitations, all of such awards granted on or after February 24, 2000 and (ii) all of the Company stock options granted before February 24, 2000 with an exercise price greater than $17.6875 per share (the closing price of the Company's common stock on such date), will remain exercisable until the earlier of one year following termination or the award's stated expiration date.

         John L. Barnes, Jr., Eric D. Kogan and Brian L. Schorr. Each of Messrs. Barnes, Kogan and Schorr, the Company's Executive Vice President and Chief Financial Officer, Executive Vice President - Corporate Development and Executive Vice President and General Counsel, respectively, are parties to employment agreements with the Company entered into effective as of February 24, 2000. The agreements provide for a three year term, unless otherwise terminated as provided therein, with automatic annual one year renewals unless either the Company or the employee gives written notice not later than 180 days preceding the date of any such extension that such party does not wish to extend the term. The agreements provide for annual base salaries of $475,000 per year, subject to increase but not decrease from time to time. In addition, the executives are eligible to receive bonuses during each of the Company's fiscal years from time to time as appropriate, in the sole discretion of the Company, and to participate in the 1999 Executive Bonus Plan. In the event employment is terminated by the Company without "cause," or by an executive for certain specified reasons (including following a "change of control" or for "good reason"), the agreements provide that each executive will be entitled to receive within ten days of termination, among other things, an amount equal to the sum of: (i) the executive's then current base salary through the date of termination, any bonus amounts payable, accrued vacation pay, and two and one-half times the sum of Company contributions paid or accrued on the executive's behalf to any defined contribution retirement plans during the year preceding termination; (ii) the executive's then current salary through the remainder of the employment term (but in no event for more than two and one-half years); and (iii) two and one-half times the highest bonus, as calculated under the agreements. In addition, the executives will be entitled to receive a pro rata bonus for the year in which the termination occurs. Under the agreements, in the event that any benefit paid to Messrs. Barnes, Kogan or Schorr becomes subject to excise tax imposed under Section 4999 of the Internal Revenue Code, the Company will indemnify Messrs. Barnes, Kogan and Schorr so that after payment of such excise taxes, Messrs. Barnes, Kogan and Schorr will be in the same after-tax position as if no excise tax had been imposed. The agreements also provide that in the event that employment is terminated without "cause" by the Company, by Messrs. Barnes, Kogan or Schorr for "good reason," or under other specified circumstances (including a change of control), all non-vested stock options and other non-vested stock or stock-based awards of the Company or any subsidiary then owned by the executives will, subject to certain limitations, vest immediately and (i) all of such awards granted on or after February 24, 2000 and (ii) all of the Company stock options granted before February 24, 2000 with an exercise price greater than $17.6875 per share (the closing price of the Company's common stock on such date), will remain exercisable until the earlier of one year following termination or the award's stated expiration date.

         1999 EXECUTIVE BONUS PLAN

         The Company's 1999 Executive Bonus Plan is designed to provide incentive compensation for designated executive officers and key employees of the Company and its subsidiaries that is directly related to the financial performance of the Company. The plan was approved by the Company's stockholders on September 23, 1999. The 1999 Executive Bonus Plan, which is effective as of May 3, 1999, provides for two types of bonuses to be awarded to designated participants: "Formula Bonus Awards" and "Performance Goal Bonus Awards". Formula Bonus Awards are based solely on the Company's operating performance using certain predetermined factors outlined in the plan. Performance Goal Bonus Awards are based on the Company achieving certain performance goals which are established annually by the Performance Committee, based on specific categories of criteria set forth in the 1999 Executive Bonus Plan. Such criteria include the successful completion of acquisitions, dispositions, recapitalizations, financings and refinancings, return on the Company's investment portfolio and other market and operating performance measures, including, among other things, earnings per share, market share, margins, productivity improvement and stock price. The Performance Committee establishes the performance goals as to each participant for each plan year and, if more than one performance goal is established, the weighting of the performance goals. Messrs. Peltz and May are eligible to receive Formula Bonus Awards and each of Messrs. Peltz, May, Barnes, Kogan and Schorr has been designated by the Performance Committee as being eligible to receive a Performance Goal Bonus Award under the 1999 Executive Bonus Plan for plan year 2001. Performance Goal Bonus Awards may not exceed $5,000,000 to any single participant for any plan year. The Performance Committee may, in its sole and absolute discretion, adjust or modify the calculation of the performance goals in certain circumstances. In addition, the 1999 Executive Bonus Plan provides that the Performance Committee may reduce or eliminate a Performance Goal Bonus Award even if certain performance goals have been achieved if the Performance Committee, in its sole discretion, determines to do so. The Performance Committee may also amend, suspend, or terminate the 1999 Executive Bonus Plan or any portion thereof at any time; provided that no such amendment or alteration shall be made that would impair the rights of any participant without the participant's consent. Payments of awards under the 1999 Executive Bonus Plan are intended to be exempt from the tax deduction limitation of
Section 162(m) of the Internal Revenue Code, which generally limits deductions for compensation paid to senior executive officers to $1.0 million per year.

         DISCRETIONARY BONUSES

         From time to time, the Compensation Committee of the Triarc Board may award discretionary or special bonuses or deferred compensation based on performance to certain executive officers. The amounts of such bonuses or deferred compensation will be based on the Compensation Committee's evaluation of each such individual's contribution.

         DEFERRAL PLAN FOR SENIOR EXECUTIVE OFFICERS OF TRIARC COMPANIES, INC.

         The Deferral Plan for Senior Executive Officers of Triarc Companies, Inc. (the "Deferral Plan") was approved by the Compensation Committee of the Board of Directors effective December 14, 2000. Pursuant to the Deferral Plan, the Company establishes one or more bookkeeping accounts to reflect bonuses awarded to participants the payment of which has been deferred. These accounts are adjusted from time to time for earnings and investment gains and losses. Deferred bonus accounts for each participant are deemed invested in certain approved investments selected by the participant or an investment manager chosen by the Company and reasonably acceptable to the participant. The Company may replicate any deferred bonus account in a trust, in which event the value of the deferred bonus account on the books of the Company will be equal to the value of the actual approved investments related to such account in the trust.
A participant may receive the value of a deferred bonus account, in cash or approved investments, or any combination thereof, from the Company upon the earliest of: (i) the first business day in January of the fourth calendar year following the calendar year in which the related bonus was awarded to the participant; (ii) no later than five business days following the participant's "separation from service" (as defined in the Deferral Plan) and (iii) such time as the payment would be deductible by the Company for Federal income tax purposes without regard to the limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended. On or before the June 30 preceding the payment date specified in clause (i) above, a participant may elect to defer such date for up to three additional whole years. A participant may make such an election more than one time. Although a participant is at all times fully vested in his or her deferred bonus accounts, participants have the status of general unsecured creditors of the Company with respect the Company's obligation to make payment to them under the Deferral Plan and any assets contained in a trust formed under the Deferral Plan are subject to claims by creditors of the Company. As of April 15, 2001, deferred bonus accounts have been established for Messrs. Peltz and May.

         1993 EQUITY PARTICIPATION PLAN

         The 1993 Plan, which expired on April 24, 1998, provided for the grant of options to purchase Class A Common Stock, stock appreciation rights ("SARs"), restricted shares of Class A Common Stock and, to non-employee directors of Triarc, at their option, shares of Class A Common Stock in lieu of annual retainer fees and/or Board of Directors or committee meeting attendance fees ("Fees") that would otherwise be payable in cash. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries were eligible to participate in the 1993 Plan. A maximum of 10,000,000 shares of Class A Common Stock (subject to certain adjustments) were authorized to be delivered by the Company pursuant to options, SARs and restricted shares granted under the 1993 Plan. As of April 15, 2001, options to acquire a total of 5,599,169 shares of Class A Common Stock were outstanding under the 1993 Plan. The plan is administered by the Performance Committee.

         1998 EQUITY PARTICIPATION PLAN

         The 1998 Plan was approved by Triarc's Board of Directors on March 10, 1998 and was approved by the stockholders on May 6, 1998. The 1998 Plan replaced the 1993 Plan which expired on April 24, 1998. The 1998 Plan provides for the granting of stock options, SARs and restricted stock to officers and key employees of, and consultants to, Triarc and its subsidiaries and affiliates. The 1998 Plan provides for automatic awards of options to non-employee directors of Triarc and permits non-employee directors to elect to receive all or a portion of their Fees in shares of Class A Common Stock. Subject to certain antidilution adjustments, a maximum of 5,000,000 aggregate shares of Class A Common Stock may be granted on the exercise of options or SARs or upon a director's election to receive Fees in Triarc shares pursuant to the 1998 Plan. In addition, the maximum number of shares of Class A Common Stock that may be granted to any individual in a calendar year is 1,000,000 shares. As of April 15, 2001, options to acquire 2,067,332 shares of Class A Common Stock were outstanding under the 1998 Plan. The 1998 Plan is administered by the Performance Committee. The term during which awards may be granted under the 1998 Plan will expire on April 30, 2003.

         1997 EQUITY PARTICIPATION PLAN

         The 1997 Equity Participation Plan (the "1997 Plan") was approved by the Executive Committee of the Board of Directors on December 11, 1997 and provides for the granting of stock options to purchase shares of Class A Common Stock. Participants in the 1997 Plan are limited to selected key employees and consultants of Triarc, its subsidiaries and affiliates who are important to the success and growth of the Company, its subsidiaries and affiliates, but who are not "directors," "executive officers" or "officers" of Triarc. A total of 500,000 shares of Class A Common Stock are reserved for issuance under the 1997 Plan. As of April 15, 2001, options to acquire 355,084 shares of Class A Common Stock were outstanding under the 1997 Plan. The 1997 Plan is administered by the Compensation Committee. The term during which options may be granted under the 1997 Plan expires on December 11, 2002.

         SNAPPLE BEVERAGE GROUP, INC. 1997 STOCK OPTION PLAN

         The SBG Option Plan was adopted in August 1997 and amended in May 1999, and provided for the grant of options to acquire common stock of Snapple Beverage Group, Inc. ("SBG") which, prior to its sale in October 2000, was a 99.9% owned subsidiary of the Company. Key employees, officers, directors and consultants of SBG and its subsidiaries and affiliates, and of Triarc and its other subsidiaries and affiliates, were eligible to participate in the SBG Option Plan. All of the 149,284 outstanding options remained the responsibility of SBG following the completion of the sale of the Snapple Beverage Group to Cadbury Schweppes plc. The Company has been advised that all of such options were either exercised subsequent to the sale of the Snapple Beverage Group or, in the case of certain employees of SBG, exchanged for the right to receive shares of Cadbury Schweppes plc. The SBG Option Plan was administered by the Performance Committee.

         OPTIONS GRANTED IN FISCAL 2000

         The following table sets forth certain information with respect to options to purchase shares of Class A Common Stock granted to the Named Officers in the fiscal year ended December 31, 2000. No SARs were granted to any of the Named Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                     GRANT DATE
                                          INDIVIDUAL GRANTS                                          VALUE

                               NUMBER OF        % OF TOTAL
                              SECURITIES           OPTIONS       EXERCISE
                              UNDERLYING        GRANTED TO        OR BASE                            GRANT DATE
                             OPTIONS/SARS     EMPLOYEES IN          PRICE      EXPIRATION            PRESENT
         NAME                GRANTED(#)(1)  FISCAL YEAR(2)  ($ PER SHARE)            DATE            VALUE(3)
         ----                -------------  --------------  -------------            ----            --------
Nelson Peltz................  300,000           29.00%           $25.4375         12/14/10        $2,778,000
Peter W. May..............    150,000           15.00%           $25.4375         12/14/10        $1,389,000
John L. Barnes, Jr. ......     30,000            3.00%           $25.4375         12/14/10          $277,800
Eric D. Kogan............      30,000            3.00%           $25.4375         12/14/10          $277,800
Brian L. Schorr............    30,000            3.00%           $25.4375         12/14/10          $277,800


---------

(1) All options granted to Named Officers during 2000 were granted under the 1998 Plan. One third of the options granted under the 1998 Plan will vest on each of the first, second and third anniversaries of the date of grant and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. The option agreements evidencing options to purchase shares of Class A Common Stock awarded to directors of Triarc, the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and all officers of Triarc at the level of Senior Vice President or above provide that the options may be transferred by the optionee pursuant to a domestic relations order or to certain permitted transferees.

(2) The percentages are based on the aggregate number of options granted in fiscal 2000 to purchase Class A Common Stock.

(3) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used to calculate the present value of the option grants with respect to Class A Common Stock:

                  (a) assumed option term of seven years;
                  (b) stock price volatility factor of .2006;
                  (c) annual discount rate of 5.19%; and
                  (d) no dividend payment.

         These estimated option values, including the underlying assumptions used in calculating them, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks, uncertainties and other factors which may cause the actual value of the options to be materially different from those expressed or implied herein.
         For those statements, Triarc claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

         OPTION VALUES AT END OF FISCAL 2000

         The following table sets forth certain information concerning each exercise of options by the Named Officers during fiscal 2000, as well as the value as of December 31, 2000 of unexercised in-the-money options to purchase shares of Class A Common Stock granted to the Named Officers and outstanding as of the end of fiscal 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


                                                                                     NUMBER OF
                                                                                    SECURITIES                  VALUE OF
                                                                                    UNDERLYING               UNEXERCISED
                                                                                   UNEXERCISED              IN-THE-MONEY
                                                                                       OPTIONS                   OPTIONS
                                                                                     AT FISCAL                 AT FISCAL
                                            SHARES                                    YEAR-END                  YEAR-END
                                          ACQUIRED             VALUE                   2000(#)                2000($)(2)
                                                ON          REALIZED              EXERCISABLE/              EXERCISABLE/
         NAME                             EXERCISE            ($)(1)             UNEXERCISABLE             UNEXERCISABLE
         ----                             --------          --------             -------------             -------------
Nelson Peltz
         Triarc Options(3)..........           -0-               -0-       1,456,667/2,533,333      11,975,711/9,529,165
         SBG Options................        26,000        21,300,200                       0/0                       0/0
Peter W. May
         Triarc Options(3)..........           -0-               -0-         968,333/1,616,667       8,009,165/6,208,336
         SBG Options................        13,000        10,650,100                       0/0                       0/0
John L. Barnes, Jr.
         Triarc Options.............       210,000         2,543,950             83,334/96,666           278,130/462,495
         SBG Options................         6,600         5,406,974                       0/0                       0/0
Eric D. Kogan
         Triarc Options.............       262,334         2,774,255             50,000/96,666            46,875/462,495
         SBG Options................         6,600         5,406,974                       0/0                       0/0
Brian L. Schorr
         Triarc Options.............       278,334         3,124,268             50,000/96,666            46,875/462,495
         SBG Options................         6,600         5,406,974                       0/0                       0/0


---------


(1) "Value Realized" for the Triarc Options exercised is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options exercised. The SBG Options remained the responsibility of SBG following its sale to Cadbury Schweppes plc. The Company has been advised that all of such options were exercised subsequent to the sale of SBG. Accordingly, "Value Realized" for the SBG options represents the net proceeds received by these executives from SBG.

(2) On December 29, 2000 (the last trading day during fiscal 2000), the closing price of Class A Common Stock on the New York Stock Exchange was $24.25 per share.

(3) The information contained in this chart includes 465,000 unexercisable options (having a value of $1,918,125 at December 29, 2000) that were surrendered by Mr. Peltz in March 2001 and 310,000 unexercisable options (having a value of $1,278,750 at December 29, 2000) that were surrendered by Mr. May in March 2001. (See "Item 13. Certain Relationships and Related Transactions," below.)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership as of April 15, 2001 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock (constituting the only class of voting capital stock of the Company), each director of the Company and nominee for director of the Company who has such ownership, each executive officer whose name appears in the Summary Compensation Table above (the "Named Officers") who was an executive officer of the Company as of April 15, 2001 and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

         AMOUNT AND
         NAME AND ADDRESS OF                                  NATURE OF
         BENEFICIAL OWNER                                     BENEFICIAL OWNERSHIP       PERCENT OF CLASS
         ----------------                                     --------------------       ----------------
DWG Acquisition Group, L.P. ......................             5,982,867 shares(1)              29.5%
  1201 North Market Street
  Wilmington, DE 19801

Nelson Peltz .....................................             7,490,234 shares(1)(2)(3)        34.5%
  280 Park Avenue
  New York, NY 10017

Peter W. May .....................................             6,997,900 shares(1)(2)           32.9%
  280 Park Avenue
  New York, NY 10017

Lockheed Martin Investment
    Management Company............................             1,763,863 shares(4)               8.7%
    6705 Rockledge Drive
    Bethesda, MD  20817-1814

Neuberger Berman Inc.
Neuberger Berman, LLC.............................             1,232,875 shares(5)               6.1%
   605 Third Avenue
   New York, NY  10158

Hugh L. Carey.....................................                45,393 shares                    *
Clive Chajet......................................                36,300 shares(6)                 *
Joseph A. Levato..................................                50,875 shares                    *
David E. Schwab II................................                35,644 shares                    *
Jeffrey S. Silverman..............................                58,789 shares                    *
Raymond S. Troubh.................................                48,500 shares                    *
Gerald Tsai, Jr. .................................                48,684 shares                    *
John L. Barnes, Jr. ..............................               104,001 shares                    *
Eric D. Kogan.....................................                80,667 shares                    *
Brian L. Schorr...................................                72,957 shares(7)                 *
Directors and Executive Officers as a group
  (19 persons)....................................             9,377,078 shares                 40.0%


---------


*  Less than 1%


(1) The Company is informed that DWG Acquisition has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.

(2) Includes 5,982,867 shares held by DWG Acquisition, of which Mr. Peltz and Mr. May are the sole general partners.

(3) Includes 21,200 shares owned by a family trust of which Mr. Peltz is a trustee and 2,600 shares owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership of these shares.

(4) The information set forth herein with respect to Lockheed Martin Investment Management Company ("Lockheed Martin") is based solely on information contained in a Schedule 13G/A filed with the SEC on February 8, 2001 pursuant to the Exchange Act. Lockheed Martin is deemed to be the beneficial owner of 1,763,863 shares of Class A Common Stock. Lockheed Martin has sole voting and dispositive power over these shares. Lockheed Martin Master Retirement Trust, of which Lockheed Martin is the named fiduciary and investment adviser, has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, shares beneficially owned by Lockheed Martin in an amount exceeding 5%.

(5) The information set forth herein with respect to Neuberger Berman, LLC ("Neuberger LLC") and Neuberger Berman, Inc. (the parent holding company of Neuberger LLC, "Neuberger Inc.") is based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission (the "SEC") on February 6, 2001 pursuant to the Exchange Act. Neuberger LLC and Neuberger Berman Management Inc. ("Neuberger Management"), serve as sub-adviser and investment manager, respectively, of Neuberger Inc.'s various mutual funds. Neuberger LLC and Neuberger Management are deemed to be beneficial owners of 1,232,875 shares of Class A Common Stock. These shares are included as shares over which Neuberger LLC and Neuberger Management have shared voting and dispositive power. Neuberger LLC and Neuberger Management disclaim beneficial ownership of an additional 86,000 shares of Class A Common Stock owned by employees in their own personal securities accounts.

(6) Includes 1,300 shares owned by Mr. Chajet's wife, as to which shares Mr. Chajet disclaims beneficial ownership.

(7) Includes 100 shares owned by a minor child of Mr. Schorr, as to which Mr. Schorr disclaims beneficial ownership.


                               -------------------


         The above beneficial ownership table includes options to purchase shares of Class A Common Stock which have vested or will vest within 60 days of April 15, 2001 by the following persons:


                                                                                      NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                                                              REPRESENTED BY OPTIONS
------------------------                                                              ----------------------
         Nelson Peltz................................................                   1,456,667 shares
         Peter W. May................................................                     968,333 shares
         Hugh L. Carey...............................................                      28,500 shares
         Clive Chajet................................................                      28,500 shares
         Joseph A. Levato............................................                      37,500 shares
         David E. Schwab II..........................................                      28,500 shares
         Jeffrey S. Silverman........................................                      16,500 shares
         Raymond S. Troubh...........................................                      28,500 shares
         Gerald Tsai, Jr. ...........................................                      31,500 shares
         John L. Barnes, Jr. ........................................                     100,001 shares
         Eric D. Kogan...............................................                      66,667 shares
         Brian L. Schorr.............................................                      66,667 shares
         Directors and Executive Officers as a group
           (19 persons)..............................................                   3,145,834 shares


         The beneficial ownership table does not include 1,999,207 shares of Triarc's non-voting Class B Common Stock owned as of April 15, 2001 by entities controlled by Victor Posner (collectively, the "Posner Entities"). In August 1999, Triarc entered into a definitive agreement with the Posner Entities to acquire all of the Class B Common Stock. One-third of such shares (1,999,208 shares) was acquired by Triarc in August 1999 and one-third of such shares (1,999,207 shares) was acquired by Triarc in August 2000. The balance of such shares (1,999,207 shares) will be purchased on or before August 19, 2001. This purchase date is subject to extension in certain limited circumstances. None of the directors or nominees for directors of the Company or the Named Officers beneficially owned any Class B Common Stock as of April 15, 2001.

         Except for the arrangements relating to the shares described in footnote (1) to the beneficial ownership table, there are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

         The Company has an investment in MCM Capital Group, Inc. ("MCM"). MCM is a financial services company specializing in the recovery, restructuring, resale and securitization of charged-off, delinquent and non-performing receivable portfolios acquired at deep discounts. On July 14, 1999 MCM consummated an initial public offering (the "MCM IPO") of 2,250,000 shares of its common stock resulting in a decrease in the Company's percentage ownership interest to 8.4% from 12.2%. On January 12, 2000 the Company entered into an agreement (the "Note Guaranty") to guarantee $10,000,000 principal amount of senior notes maturing 2007 (the "MCM Notes") issued by MCM to a major financial institution in consideration for a fee of $200,000 and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $305,000. At April 15, 2001, the $10,000,000 guaranteed amount has been reduced to $6,698,000 and will be further reduced by
(i) any repayments of the MCM Notes, (ii) any purchases of the MCM Notes by the Company and (iii) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by the Company, MCM or another significant stockholder of MCM or any of their affiliates. Certain officers of the Company, including entities controlled by them, collectively owned approximately 15.7% of MCM at the consummation of the MCM IPO and certain of these officers have made additional open market purchases subsequent to the MCM IPO. These officers are not parties to the Note Guaranty and could indirectly benefit therefrom. In addition to the Note Guaranty, the Company and certain other stockholders of MCM, including the officers of the Company referred to above, on a joint and several basis, have entered into guaranties (the "Bank Guaranties") and certain related agreements to guarantee an aggregate of $15,000,000 of revolving credit borrowings of a subsidiary of MCM, of which the Company would be responsible for approximately $1,800,000, assuming the full $15,000,000 was borrowed and all of the parties other than the Company to the Bank Guaranties and the related agreements fully perform thereunder. The Company has placed $15,000,000 of highly liquid United States government debt securities in a custodian account at the financial institution which, under the Bank Guaranties, is subject to set off under certain circumstances if the parties to the Bank Guaranties and related obligations fail to perform their obligations thereunder.

         On October 31, 2000 the Company, the Company officers who invested in MCM and certain other stockholders of MCM, through a newly formed limited liability company, CTW Funding, LLC ("CTW"), entered into an agreement to make available to MCM a $2,000,000 revolving credit facility (the "MCM Revolver") to be used through December 31, 2000 to meet working capital requirements. The Company owns an 8.7% interest in CTW and should any borrowings under the MCM Revolver occur all members of CTW are required to fund such borrowings in accordance with their percentage ownership interests. In return CTW received warrants to purchase 50,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $24,000. Any borrowings under the MCM Revolver bear interest at 12% and were due on December 31, 2001. Subsequent to December 31, 2000 the MCM Revolver was renewed twice, each time for one quarter, so that it now extends through June 30, 2001. In consideration for such extensions, CTW received, in the aggregate, warrants to purchase an additional 100,000 shares of MCM common stock at $.01 per share. The MCM Revolver may be renewed quarterly thereafter through December 31, 2001 by MCM in which event CTW will receive for each quarterly extension warrants to purchase an additional 50,000 shares of MCM common stock at $.01 per share. Through April 15, 2001 there were no borrowings under the MCM Revolver.

         As part of its overall retention efforts, the Company provides certain of its officers and employees with the opportunity to co-invest in some of the investment opportunities available to the Company. In connection therewith, the Company advanced a portion of the funds for the purchases by certain of its officers and employees in two co-investments, EBT Holding Company, LLC ("EBT") and 280 KPE Holdings, LLC ("280 KPE"). In connection with these two investments, the Company received notes due the Company aggregating $1,946,000 ($1,928,000 outstanding as of April 15, 2001), of which one-half of the principal of these notes, or $964,000 (as of April 15, 2001), is non-recourse. The notes bear interest at the prime rate adjusted annually. Notes were issued to the Company by Messrs. Peltz, May, Barnes, Kogan, Schorr and Posner in the aggregate principal amounts of $700,000, $350,000, $255,667, $255,667, $93,333 and $103,333, respectively, in connection with these investments.

         On January 19, 2000 the Company acquired 280 Holdings, LLC ("280 Holdings") for $27,210,000 consisting of cash of $9,210,000 and the assumption of an $18,000,000 secured promissory note with a third-party commercial lender payable over seven years. 280 Holdings was a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives"), that at the time of such sale was the owner and lessor to the Company of an airplane that had previously been leased from TASCO. The purchase price was based on independent appraisals and was approved by the Audit Committee and the Board of Directors. Prior thereto the Company leased the airplane and a helicopter from TASCO or subsidiaries of TASCO under a dry lease for a base annual rent, adjusted to $3,310,000 as of December 29, 1997, plus annual cost of living (the "COLA") adjustments. Pursuant to this dry lease, the Company also paid the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. As of January 19, 2000 the annual rent had increased to $3,447,000, of which $3,078,000 was deemed to represent rent for the airplane and $369,000 was deemed to represent rent for the helicopter. The Company continues to lease the helicopter from a subsidiary of TASCO for the annual rent of $369,000 from January 19, 2000 through September 30, 2000, increasing to $382,000 as of October 1, 2000 in connection with the COLA adjustment, and owns the airplane through its ownership of 280 Holdings. In addition, in 1997 the Company paid TASCO $2,500,000 for (1) an option (the "Option") to continue the lease for five years effective September 30, 1997 and
(2) the agreement by TASCO to replace the helicopter then covered under the lease. In connection with the acquisition TASCO paid the Company $1,200,000 representing the portion of the $1,242,000 unamortized amount of the Option as of January 2, 2000 relating to the airplane now owned by 280 Holdings.

         In December 2000, a director and certain of the Company's officers exercised stock options previously issued under the 1993 Plan and 1998 Plan and the Company repurchased the shares of its Class A Common Stock received by these individuals at a price per share equal to the closing price of the Class A Common Stock on the New York Stock Exchange on the respective exercise dates. These repurchases were made pursuant to a previously announced $30 million stock repurchase program, and were approved by the Audit Committee. Pursuant to such repurchases, Mr. Levato received aggregate net consideration of $1,251,250 (after payment of the aggregate exercise price of the related options) for 110,000 shares of Class A Common Stock, Mr. Barnes received aggregate net consideration of $2,543,950 (after payment of the aggregate exercise price of the related options) for 210,000 shares of Class A Common Stock, Mr. Kogan received aggregate net consideration of $2,774,255 (after payment of the aggregate exercise price of the related options) for 262,334 shares of Class A Common Stock, Mr. Schorr received aggregate net consideration of $3,124,268 (after payment of the aggregate exercise price of the related options) for 278,334 shares of Class A Common Stock, Mr. McCarron received aggregate net consideration of $669,050 (after payment of the aggregate exercise price of the related options) for 57,000 shares of Class A Common Stock, Mr. Posner received aggregate net consideration of $262,408 (after payment of the aggregate exercise price of the related options) for 27,666 shares of Class A Common Stock, Mr. Rosen received aggregate net consideration of $458,619 (after payment of the aggregate exercise price of the related options) for 41,500 shares of Class A Common Stock, Mr. Schaefer received aggregate net consideration of $363,100 (after payment of the aggregate exercise price of the related options) for 38,500 shares of Class A Common Stock and Ms. Tarbell received aggregate net consideration of $111,771 (after payment of the aggregate exercise price of the related options) for 15,000 shares of Class A Common Stock. In December 2000, the Company also repurchased 5,500 shares of Class A Common Stock from Mr. Schaefer for an aggregate consideration of $133,375.

         Mr. May has an equity interest in a franchisee that owns an Arby's restaurant in New Milford, CT. That franchisee is a party to a standard Arby's franchise license agreement and pays to Arby's fees and royalty payments that unaffiliated third-party franchisees pay.

         In connection with the court-approved settlement of the Malekan litigation, described in "Item 3. Legal Proceedings" in the Form 10-K, which information is incorporated by reference herein, Messrs. Peltz and May delivered a Promissory Note in the aggregate principal amount of Five Million Dollars ($5,000,000), dated as of April 1, 2000. The Note bears interest at the rate of 6% per annum, subject to annual adjustments based on the prevailing LIBOR interest rate, payable annually. One-third of the principal of the note was paid on March 30, 2001 and the remaining balance is payable in two equal installments due March 31, 2002 and March 31, 2003. The entire remaining amount of the note is due 30 days after the occurrence of a change of control transaction. The note may be prepaid by Messrs. Peltz and May at any time. In connection with this court-approved settlement, Messrs. Peltz and May also surrendered an aggregate of 775,000 performance stock options that had been awarded to them in 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRIARC COMPANIES, INC.
                               (Registrant)



                               By:  /s/ Brian L. Schorr
                                    _____________________________________
                                    Brian L. Schorr
                                    Executive Vice President and General Counsel

DATE: April 30, 2001