Form 10-Q
period 2001-04-01
TRIARC COMPANIES INC
filed 2001-05-15
CIK 30697

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

                                                            Yes (X)     No (  )

     There were 20,275,678 shares of the registrant's Class A Common Stock and 1,999,207 shares of the registrant's Class B Common Stock outstanding as of April 30, 2001.

--------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,           April 1,
                                                                                           2000 (A)               2001
                                                                                           --------               ----
                                                                                                   (In thousands)
                                                                                                     (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents............................................................$   596,135         $  300,158
    Short-term investments...............................................................    314,017            318,940
    Receivables..........................................................................     14,565             20,494
    Deferred income tax benefit .........................................................      9,659             10,399
    Prepaid expenses ....................................................................        677                600
                                                                                         -----------         ----------
      Total current assets...............................................................    935,053            650,591
Restricted cash equivalents..............................................................     32,684             32,773
Investments..............................................................................     11,595             29,594
Properties...............................................................................     40,097             39,969
Unamortized costs in excess of net assets of acquired companies..........................     18,764             18,554
Other intangible assets..................................................................      6,070              5,914
Deferred costs and other assets..........................................................     23,161             23,983
                                                                                         -----------         ----------
                                                                                         $ 1,067,424         $  801,378
                                                                                         ===========         ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt....................................................$    17,017         $   18,186
    Accounts payable.....................................................................     11,923              2,210
    Accrued expenses.....................................................................     65,365             47,167
    Net current liabilities relating to discontinued operations..........................    244,429              4,634
                                                                                         -----------         ----------
      Total current liabilities..........................................................    338,734             72,197
Long-term debt...........................................................................    291,718            286,604
Deferred compensation payable to related parties.........................................     22,500             22,647
Deferred income taxes....................................................................     69,922             69,922
Deferred income and other liabilities....................................................     18,397             18,932
Forward purchase obligation for common stock.............................................     43,843             43,843
Stockholders' equity:
    Common stock.........................................................................      3,555              3,555
    Additional paid-in capital...........................................................    211,967            212,089
    Retained earnings....................................................................    350,561            358,769
    Treasury stock.......................................................................   (242,772)          (244,762)
    Common stock to be acquired..........................................................    (43,843)           (43,843)
    Accumulated other comprehensive income...............................................      2,842              1,425
                                                                                         -----------         ----------
      Total stockholders' equity ........................................................    282,310            287,233
                                                                                         -----------         ----------
                                                                                         $ 1,067,424         $  801,378
                                                                                         ===========         ==========



(A)   Derived from the audited consolidated financial statements as of December 31, 2000


               See accompanying notes to condensed consolidated financial statements.




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                                              Three Months Ended
                                                                                       -------------------------------
                                                                                            April 2,       April 1,
                                                                                              2000           2001
                                                                                              ----          ----
                                                                                   (In thousands except per share amounts)
                                                                                                (Unaudited)

Revenues, investment income and other income:
    Royalties and franchise fees..........................................................$  19,268    $   20,671
    Investment income, net................................................................   15,921        15,257
    Other income, net.....................................................................      368           749
                                                                                          ---------    ----------
       Total revenues, investment income and other income.................................   35,557        36,677
                                                                                          ---------    ----------

Costs and expenses:
    General and administrative............................................................   18,783        12,734
    Depreciation and amortization, excluding amortization of deferred financing
       costs..............................................................................    1,349         1,754
    Interest expense .....................................................................      672         6,548
    Insurance expense related to long-term debt...........................................      --          1,241
                                                                                          ---------    ----------
       Total costs and expenses...........................................................   20,804        22,277
                                                                                          ---------    ----------
             Income from continuing operations before income taxes........................   14,753        14,400
Provision for income taxes................................................................   (6,324)       (6,192)
                                                                                          ---------    ----------
             Income from continuing operations............................................    8,429         8,208
Loss from discontinued operations.........................................................   (5,709)          --
                                                                                          ---------    ----------
             Net income...................................................................$   2,720    $    8,208
                                                                                          =========    ==========

Basic income (loss) per share:
             Continuing operations........................................................$     .35    $      .37
             Discontinued operations......................................................     (.24)          --
                                                                                          ---------    ----------
             Net income...................................................................$     .11    $      .37
                                                                                          =========    ==========

Diluted income (loss) per share:
             Continuing operations........................................................$     .34    $      .35
             Discontinued operations......................................................     (.23)          --
                                                                                          ---------    ----------
             Net income...................................................................$     .11    $      .35
                                                                                          =========    ==========





          See accompanying notes to condensed consolidated financial statements.




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three months ended
                                                                                              ----------------------------
                                                                                                 April 2,         April 1,
                                                                                                   2000             2001
                                                                                                   ----             ----
                                                                                                     (In thousands)
                                                                                                       (Unaudited)
Cash flows from continuing operating activities:
    Net income...............................................................................$      2,720       $   8,208
    Adjustments to reconcile net income to net cash used in continuing operating activities:
         Depreciation and amortization of properties.........................................         814             857
         Amortization of costs in excess of net assets of acquired companies,
           other intangible assets and certain other items ..................................         535             897
         Amortization of deferred financing costs and original issue discount................           2             699
         Litigation settlement receivable....................................................         --           (3,333)
         Operating investment adjustments, net (see below)...................................     (10,190)         (1,557)
         Loss from discontinued operations...................................................       5,709             --
         Other, net..........................................................................         932             667
         Changes in operating assets and liabilities:
           Decrease (increase) in receivables................................................       2,330          (4,122)
           Decrease in prepaid expenses......................................................         262              77
           Decrease in accounts payable and accrued expenses  ...............................      (3,637)        (22,266)
                                                                                             ------------       ---------
                Net cash used in continuing operating activities.............................        (523)        (19,873)
                                                                                             ------------       ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below)...................................................      21,681         (28,936)
    Capital expenditures.....................................................................      (9,633)           (729)
    Other....................................................................................       1,400             --
                                                                                             ------------       ---------
                Net cash provided by (used in) continuing investing activities...............      13,448         (29,665)
                                                                                             ------------       ---------
Cash flows from continuing financing activities:
    Repayments of long-term debt.............................................................        (759)         (3,945)
    Repurchases of common stock for treasury.................................................         --           (3,703)
    Proceeds from stock option exercises ....................................................       1,999           1,561
    Deferred financing costs.................................................................         --             (557)
                                                                                             ------------       ---------
                 Net cash provided by (used in) continuing financing activities..............       1,240          (6,644)
                                                                                             ------------       ---------
Net cash provided by (used in) continuing operations.........................................      14,165         (56,182)
Net cash used in discontinued operations.....................................................     (26,251)       (239,795)
                                                                                             ------------       ---------
Net decrease in cash and cash equivalents....................................................     (12,086)       (295,977)
Cash and cash equivalents at beginning of period.............................................     127,843         596,135
                                                                                             ------------       ---------
Cash and cash equivalents at end of period...................................................$    115,757       $ 300,158
                                                                                             ============       =========


Supplemental disclosures of cash flow information:
    Operating investment adjustments, net:
         Proceeds from sales of trading securities...........................................$     21,314       $  33,326
         Cost of trading securities purchased................................................     (17,972)        (29,363)
         Net recognized (gains) losses from trading securities...............................      (1,279)            752
         Net recognized gains from transactions in other than trading securities,
             including equity in investment limited partnerships, and short positions........     (12,253)         (3,992)
         Accretion of discount on United States government debt securities...................         --           (2,280)
                                                                                             ------------       ---------
                                                                                             $    (10,190)      $  (1,557)
                                                                                             ============       =========
    Investing investment activities, net:
         Proceeds from sales of available-for-sale securities and other investments..........$     38,586       $  18,582
         Cost of available-for-sale securities and other investments purchased...............     (15,100)        (43,296)
         Proceeds from securities sold short.................................................      14,059           5,339
         Payments to cover short positions in securities.....................................     (15,864)         (9,561)
                                                                                             ------------       ---------
                                                                                             $     21,681       $ (28,936)
                                                                                             ============       =========




    See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  April 1, 2001
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2000 and April 1, 2001 and its results of operations and cash flows for the three-month periods ended April 2, 2000 and April 1, 2001 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 6."

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 2000 commenced January 3, 2000 and ended April 2, 2000 and the Company's first quarter of 2001 commenced January 1, 2001 and ended April 1, 2001. For purposes of these condensed consolidated financial statements, such periods are referred to herein as the three-month periods ended April 2, 2000 and April 1, 2001, respectively.

     As disclosed in more detail in Note 2, on October 25, 2000 the Company completed the sale of its premium beverage and soft drink concentrate businesses. Accordingly, the accompanying condensed consolidated income statement and statement of cash flows for the three-month period ended April 2, 2000 have been reclassified to report the premium beverage and soft drink concentrate businesses as discontinued operations.

(2)  Discontinued Operations

     On October 25, 2000, the Company completed the sale (the "Snapple Beverage Sale") of Snapple Beverage Group, Inc. ("Snapple Beverage Group"), the parent company of Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic") and Stewart's Beverages, Inc. ("Stewart's"), and Royal Crown Company, Inc. ("Royal Crown") to affiliates of Cadbury Schweppes plc (collectively "Cadbury"). Snapple Beverage Group represented the operations of our former premium beverage business and Royal Crown represented the operations of our former soft drink concentrate business. The consideration paid to the Company consisted of (1) cash of $896,250,000, subject to any additional post-closing adjustment, and (2) the assumption of $425,112,000 of debt and related accrued interest. The assumed debt and accrued interest consists of (1) $300,000,000 of 10 1/4% senior subordinated notes due 2009 co-issued by Triarc Consumer Products Group, LLC ("TCPG"), the former parent company of Snapple Beverage Group and Royal Crown and a subsidiary of Triarc, and Snapple Beverage Group, (2) $119,130,000, net of unamortized original issue discount of $240,870,000, of Triarc's zero coupon convertible subordinated debentures due 2018 (the "Debentures") and (3) $5,982,000 of accrued interest. Of the cash proceeds, $426,594,000 was utilized to repay outstanding obligations under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation, the former parent company of Royal Crown and a subsidiary of TCPG.

     As set forth in Note 1, these beverage businesses have been accounted for as discontinued operations and, accordingly, the accompanying condensed consolidated income statement and statement of cash flows for the three-month period ended April 2, 2000 have been reclassified in conjunction therewith.

     The loss from operations of the discontinued operations for the three-month period ended April 2, 2000 consisted of the following (in thousands):

     Revenues, interest income and other income.....................$ 171,153
     Loss before income taxes.......................................   (8,710)
     Benefit from income taxes......................................    3,001
     Net loss.......................................................   (5,709)

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):

                                                       December 31,    April 1,
                                                           2000         2001
                                                           ----         ----

     Accrued (prepaid) income taxes (Note 3)...........$ 235,529     $ (3,738)
     Other accrued liabilities.........................    5,872        5,367
     Net liabilities of certain discontinued
         operations of SEPSCO, LLC, a subsidiary
         of the Company (net of assets held for
         sale of $234).................................    3,028        3,005
                                                       ---------     --------
                                                       $ 244,429     $  4,634
                                                       =========     ========

(3)  Income Taxes

     In connection with the Snapple Beverage Sale, the Company entered into a tax agreement with Cadbury whereby both the Company and Cadbury intend to jointly elect to treat certain portions of the transaction as an asset sale in lieu of a stock sale under the provisions of section 338 (h)(10) of the United States Internal Revenue Code (the "338 Election"). Assuming the 338 Election is executed by both parties to the agreement, the Company will be paid $200,000,000 by Cadbury. The Company now estimates that it will incur between approximately $165,000,000 and $175,000,000 with respect to income taxes as a result of the 338 Election and will report income from discontinued operations of approximately $25,000,000 to $35,000,000 upon realization. Should either the Company or Cadbury default on this tax agreement and not make the 338 Election, the defaulting party would owe $30,000,000 to the other party.

     During the three-month period ended April 1, 2001, the Company paid $239,267,000 of estimated Federal and state income taxes relating to the Snapple Beverage Sale. Such payment has been reflected as a reduction of "Net current liabilities relating to discontinued operations" in the accompanying condensed balance sheet as of April 1, 2001.

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):

                                                                                                      Three months ended
                                                                                                   ------------------------
                                                                                                    April 2,      April 1,
                                                                                                     2000          2001
                                                                                                     ----          ----

        Net income ...............................................................................$    2,720   $    8,208
                                                                                                  ----------   ----------
        Net change in unrealized gains on available-for-sale securities:
           Change in unrealized appreciation of available-for-sale securities.....................     1,013         (375)
           Less reclassification adjustments for prior period appreciation of
               securities sold during the period..................................................    (5,667)        (894)
                                                                                                  ----------   ----------
                                                                                                      (4,654)      (1,269)
           Equity in the decrease in unrealized gain on a retained interest ......................       (12)        (159)
                                                                                                  ----------   ----------
                                                                                                      (4,666)      (1,428)
        Net change in currency translation adjustment.............................................       (10)          11
                                                                                                  ----------   ----------
                                                                                                      (4,676)      (1,417)
                                                                                                  ----------   ----------
        Comprehensive income (loss)...............................................................$   (1,956)  $    6,791
                                                                                                  ==========   ==========



(5)  Income (Loss) Per Share

     Basic income (loss) per share for the three-month periods ended April 2, 2000 and April 1, 2001 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 23,806,000 and 22,258,000, respectively. Diluted income (loss) per share for the three-month periods ended April 2, 2000 and April 1, 2001 has been computed by dividing the income (loss) by an aggregate 25,100,000 and 23,535,000 shares, respectively. The shares used for diluted income (loss) per share consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the 744,000 and 1,277,000 share effect of dilutive stock options for the three-month periods ended April 2, 2000 and April 1, 2001, respectively, computed using the treasury stock method and (2) the 550,000 share effect for the three-month period ended April 2, 2000 of a forward purchase obligation for common stock (the "Forward Purchase Obligation") under which the Company repurchased 1,999,207 shares of its Class B common stock (the "Class B Shares") for $42,343,000 on August 10, 2000 and must repurchase an additional 1,999,207 Class B Shares for $43,843,000 on or before August 19, 2001. The shares for diluted income (loss) per share exclude any effect of (1) the assumed conversion of the Debentures through the date of their assumption by Cadbury and (2) a written call option for common stock which commenced following the assumption of the Debentures by Cadbury since the effect of each of these on income from continuing operations would have been antidilutive. In addition, the shares for diluted income (loss) per share for the three-month period ended April 1, 2001 exclude any effect of the Forward Purchase Obligation since the effect on income from continuing operations in that quarter would have been antidilutive.

(6)  Derivative Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative
Instruments and Hedging Activities," issued by the Financial Accounting Standards Board. SFAS 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. The only derivatives that the Company presently have that are affected by SFAS 133 are the conversion components of its short-term investments in convertible debt securities, which securities had an aggregate carrying value of $1,745,000 as of April 1, 2001. In addition, the Company enters into put and call options on equity and debt securities, although it did not have any at April 1, 2001. The Company enters into these derivatives as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk minimized returns with opportunities to avail the Company to higher but more risk inherent returns associated with these investments, including the convertible debt securities and put and call options. Since all of these derivatives are stated at fair value with the corresponding changes in fair value recorded in results of operations, the requirement of SFAS 133 to state the conversion component of the Company's investments in convertible debt securities and the put and call options at fair value has had no impact on the Company's consolidated financial position or results of operations for the three months ended April 1, 2001. The Company historically has not had transactions to which hedge accounting applied and did not have any during the three months ended April 1, 2001. Accordingly, the more restrictive criteria for hedge accounting in SFAS 133 has had no effect on the Company's consolidated financial position or results of operations during the three months ended April 1, 2001.

(7)  Transactions with Related Parties

     The Company maintains several equity plans (the "Equity Plans") which collectively provide or provided for, among other items, the grant of stock options to certain officers, key employees, consultants and non-employee directors. During December 2000, certain of the Company's officers and a director exercised stock options under the Equity Plans and the Company repurchased the 1,045,834 shares of its Class A common stock received by these individuals upon such exercises on the respective exercise dates. Shares repurchased from two officers of the Company on December 29, 2000 for an aggregate cost of $7,429,000 were not settled until January 2, and 3, 2001 and are included in "Accounts payable" in the accompanying condensed consolidated balance sheet as of December 31, 2000.

     On June 25, 1997 a class action lawsuit was filed which asserted, among other things, claims relating to certain awards of compensation to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") in 1994 through 1997. In August 2000 the parties to the lawsuit entered into a settlement agreement whereby (1) the case would be dismissed with prejudice, (2) the Company would receive a note receivable (the "Executives' Note") from the Executives in the aggregate amount of $5,000,000 receivable in three equal installments due March 31, 2001, 2002 and 2003 and (3) the Executives would surrender an aggregate of 775,000 stock options awarded to them in 1994. On January 30, 2001, the court entered an order and final judgment approving the settlement in full, which became effective March 1, 2001. The Company recorded the $5,000,000 as a reduction of compensation expense included in "General and administrative" in the accompanying condensed consolidated income statement for the three-month period ended April 1, 2001 since the settlement effectively represents an adjustment of prior period compensation expense. The Executives' Note bears interest initially at 6%, which is adjusted on March 31, 2002 and 2003 with respect to the preceding annual period by the difference, if any, between the then 30-day London Interbank Offered Rate and such rate on March 31, 2001 of 6.1325%. In accordance therewith, the Company recorded interest income of $25,000 on the Executives' Note for the three months ended April 1, 2001. On March 30, 2001, the Company collected the first principal installment of $1,667,000 on the Executives' Note.

     In connection with the consummation of the Snapple Beverage Sale and the issuance of $290,000,000 principal amount of insured securitization notes during 2000, Triarc recorded incentive compensation of $22,500,000 during 2000 to the Executives which was invested in a deferred compensation trust (the "Trust") for their benefit in January 2001. The deferred compensation payable is adjusted thereafter for any increase or decrease in the fair value of the investments in the Trust and as of April 1, 2001 aggregated $22,647,000. Such obligation is reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets.

     The Company leases a helicopter from a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Executives under a dry lease which, subject to renewal, expires in 2002. Annual rent for the helicopter was $369,000 from January 19, 2000 through September 30, 2000 and increased to $382,000 as of October 1, 2000 as a result of an annual cost of living adjustment. In connection with such lease the Company had rent expense of $92,000 and $95,000 for the three-month periods ended April 2, 2000 and April 1, 2001, respectively. Pursuant to this dry lease, the Company pays the operating expenses, including repairs and maintenance, of the helicopter directly to third parties. Through January 19, 2000 the Company also leased an airplane from TASCO pursuant to the dry lease under which the Company is leasing the helicopter. On that date the Company acquired the airplane through its acquisition of 280 Holdings, LLC, a then subsidiary of TASCO. Rental expense attributable to the airplane, including amortization of a $2,500,000 option entered into in 1997 relating to the lease, for the period January 3, 2000 to January 19, 2000 amounted to $202,000. On January 19, 2000 the Company received $1,200,000 from TASCO representing the return of substantially all of the remaining unamortized amount paid for this option.

(8)   Legal Matters

      The Company is involved in stockholder litigation, other litigation and claims incidental to its businesses. The Company has reserves for such legal matters aggregating $1,532,000 as of April 1, 2001. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Triarc Companies, Inc. The recent trends affecting our restaurant franchising business are described in Item 7 of our Form 10-K.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Special Note Regarding Forward-Looking Statements and Projections in "Part II - Other Information" preceding "Item 6."

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first three months of fiscal 2000 commenced January 3, 2000 and ended April 2, 2000 and our first three months of fiscal 2001 commenced January 1, 2001 and ended April 1, 2001. When we refer to the "three months ended April 2, 2000" or the "2000 first quarter," we mean the period from January 3, 2000 to April 2, 2000 and when we refer to the "three months ended April 1, 2001" or the "2001 first quarter," we mean the period from January 1, 2001 to April 1, 2001.

     As discussed in more detail in Note 2 to the accompanying condensed consolidated financial statements, on October 25, 2000 we completed the sale, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc, (collectively referred to herein as Cadbury). Our former premium beverage business consisted of Snapple Beverage Group and our former soft drink concentrate business consisted of Royal Crown Company. These beverage businesses have been accounted for as discontinued operations and, accordingly, the accompanying condensed consolidated income statement and statement of cash flows for the three months ended April 2, 2000 have been reclassified in conjunction therewith.

Results of Operations

Royalties and Franchise Fees

     Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $1.4 million, or 7%, to $20.7 million for the three months ended April 1, 2001 from $19.3 million for the three months ended April 2, 2000 reflecting higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted almost entirely from an average net increase of 87, or 3%, franchised restaurants.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     Investment income, net decreased $0.6 million, or 4%, to $15.3 million for the three months ended April 1, 2001 from $15.9 million for the three months ended April 2, 2000. This decrease reflects (1) $10.4 million of lower recognized net gains, realized or unrealized as applicable, on our investments to $3.4 million in the 2001 first quarter from $13.8 million in the 2000 first quarter, primarily attributable to our $10.3 million non-recurring gain on the sale of Ascent Entertainment Group, Inc. during the 2000 first quarter and (2) a $1.4 million decrease to a loss of $0.1 million in the 2001 first quarter from income of $1.3 million in the 2000 first quarter in our net equity in the income or losses of investment limited partnerships and similar investment entities accounted for under the equity method. Such decreases were partially offset by a $9.6 million increase to $11.9 million in the 2001 first quarter from $2.3 million in the 2000 first quarter in interest income on cash equivalents and short-term investments and (2) a $1.6 million provision recognized in the 2000 first quarter for unrealized losses on investments deemed to be other than temporary which did not recur in the 2001 first quarter. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in the 2001 first quarter compared with the 2000 first quarter as a result of the cash provided from the Snapple Beverage Sale and the $277.0 million of proceeds, net of $13.0 million of expenses, resulting from our issuance of 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, on November 21, 2000. The recognized net gains on our securities may not recur in future periods.

Other Income, Net

     Other income, net increased $0.4 million, or 104%, to $0.8 million for the three months ended April 1, 2001 from $0.4 million for the three months ended April 2, 2000. This increase was principally due to the $0.4 million reduction in the fair value of a written call option on our Class A common stock effectively established on October 25, 2000 in connection with the assumption by Cadbury in the Snapple Beverage Sale of our zero coupon convertible subordinated debentures due 2018, which we refer to as the Debentures. Although the Debentures were assumed by Cadbury, they remain convertible into our Class A common stock and as such we have recorded the liability for such conversion at fair value and the reduction in the fair value of the liability during the 2001 first quarter was recognized in other income.

General and Administrative

     Our general and administrative expenses decreased $6.1 million, or 32%, to $12.7 million for the three months ended April 1, 2001 from $18.8 million for the three months ended April 2, 2000. This decrease principally reflects (1) a $5.0 million reduction in compensation expense related to a note receivable from our Chairman and Chief Executive Officer and President and Chief Operating Officer that we received in the 2001 first quarter in connection with the settlement, effective March 1, 2001, of a class action shareholder lawsuit which asserted claims relating to certain awards of compensation to such executives,
(2) a $0.7 million decrease in brand development costs in our restaurant franchising business related to programs implemented to improve the efficiency of the franchised restaurants and (3) provisions of $0.5 million in the 2000 first quarter, which did not recur in the 2001 first quarter, for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products. The $5.0 million gain from the settlement of the class action shareholder lawsuit disclosed above was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period compensation expense.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.4 million, or 30%, to $1.8 million for the three months ended April 1, 2001 from $1.4 million for the three months ended April 2, 2000. This increase in depreciation and amortization principally reflects the accelerated amortization of our costs related to the purchase of interests in aircrafts, net of redemption value, under timeshare agreements resulting from the anticipated early termination of the related timeshare agreements.

Interest Expense

     Interest expense increased $5.8 million to $6.5 million for the three months ended April 1, 2001 from $0.7 million for the three months ended April 2, 2000. This increase in interest expense is primarily attributable to interest of $5.4 million in the three months ended April 1, 2001 on our Securitization Notes issued on November 21, 2000 and $0.7 million of amortization of related deferred financing costs on the Securitization Notes.

Insurance Expense Related to Long-Term Debt

     The insurance expense related to long-term debt of $1.2 million in the three months ended April 1, 2001 related to insuring the payment of principal and interest on the Securitization Notes. There was no similar charge in the 2000 first quarter.

Income Taxes

     The provision for income taxes represented effective rates of 43% for both the three months ended April 1, 2001 and the three months ended April 2, 2000. The effective rate is higher than the United States Federal statutory rate of 35% in both periods principally due to the effect of non-deductible compensation costs and state income taxes, net of Federal income tax benefit.

Discontinued Operations

     Loss from discontinued operations was $5.7 million for the three months ended April 2, 2000 and represents the net loss from operations of our discontinued beverage businesses during that period.

     Revenues, interest income and other income of the beverage businesses were $171.2 million in the 2000 first quarter. Such revenues, interest income and other income reflected (1) the recent product introduction of Snapple Elements(TM), a product platform of herbally enhanced drinks introduced in April 1999, (2) strong demand for diet teas and other diet beverages and juice drinks,
(3) the positive effect on sales of Stewart's products as a result of increased distribution in their existing and new markets and (4) the positive effect of an increased focus by two premium beverage distributors on sales of our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively. Revenues of the soft drink concentrate business, however, were weak due to continued competitive pricing pressures experienced by our bottlers.

     The beverage businesses generated a pretax loss of $8.7 million in the 2000
first  quarter  principally   reflecting  the  historical   seasonality  of  the
businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Continuing Operations

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $19.9 million during the three months ended April 1, 2001 reflecting (1) cash used by changes in operating assets and liabilities of $26.3 million, (2) notes receivable from litigation settlement included in pretax income, net of payment received, of $3.3 million and (3) operating investment adjustments of $1.6 million. These uses were partially offset by (1) net income of $8.2 million and
(2) non-cash charges of $3.1 million, principally depreciation and amortization.

     The cash used by changes in operating assets and liabilities of $26.3 million principally reflects a decrease in accounts payable and accrued expenses of $22.3 million and an increase in receivables of $4.1 million. The decrease in accounts payable and accrued expenses is primarily due to (1) a $17.1 million reduction in accrued compensation and related benefits principally due to the payment of previously accrued incentive compensation and (2) a $7.4 million payment of a previously recorded payable for common shares repurchased from two of our officers which had been issued upon exercise of stock options. The increase in receivables was primarily due to a $4.4 million increase in receivables for marketable securities sold in the 2001 first quarter but not settled until the 2001 second quarter.

     Despite the $19.9 million of cash used in operating activities in the 2001 first quarter, we expect positive cash flows from operations during the remainder of 2001 due to (1) the expectation of continuing profitable operations for the remainder of the year and (2) the significant factors impacting the cash used in the 2001 first quarter for operating assets and liabilities which should not recur during the remainder of 2001.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $578.4 million at April 1, 2001, reflecting a current ratio, which equals current assets divided by current liabilities, of 9.0:1. Working capital decreased $17.9 million from $596.3 million at December 31, 2000 principally due to purchases of non-current investments.

     Our total capitalization at April 1, 2001 was $635.8 million consisting of stockholders' equity of $287.2 million, $304.8 million of long-term debt, including current portion, and a $43.8 million forward purchase obligation for common stock discussed below under "Treasury Stock Purchases." Our total capitalization increased $1.0 million from $634.8 million at December 31, 2000 principally due to (1) net income of $8.2 million and (2) proceeds of $1.6 million from stock option exercises, both partially offset by (1) repayments of long-term debt of $3.9 million, (2) repurchases of $3.7 million of our common stock discussed below under "Treasury Stock Purchases" and (3) adjustments of $1.4 million in deriving comprehensive income from net income.

Securitization Notes

     We have, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $285.3 million as of April 1, 2001 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Indenture, we currently estimate that we will repay $11.3 million during the remaining nine months of fiscal 2001 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. Available funds to Arby's Franchise Trust to pay principal on the Securitization Notes are franchisee fees, royalties and other payments received by Arby's Franchise Trust under all domestic and Canadian Arby's restaurant franchising agreements after (1) operating expenses of Arby's Franchise Trust, (2) servicing fees payable to our subsidiary, Arby's, Inc., and one of its subsidiaries to cover the costs of administering the franchise license agreements, (3) insurance premiums related to insuring the payment of principal and interest on the Securitization Notes and (4) interest on the Securitization Notes have been paid. Any remaining cash is available for distribution by Arby's Franchise Trust to its parent as long as Arby's Franchise Trust meets the minimum debt service coverage ratio, as defined under the Indenture. That requirement is initially 1.2:1 subject to increases to a maximum of 1.7:1. The Securitization Notes are subject to mandatory redemption if the Arby's Franchise Trust debt service coverage ratio is less than 1.2:1, until such time as the ratio exceeds 1.2:1 for six consecutive months. The debt service coverage ratio is based on the preceding four calendar months of activity and was 1.5:1 for the four months ended March 31, 2001. The Securitization Notes are redeemable by us at an amount equal to remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by cash, including a cash reserve account of $30.8 million as of April 1, 2001, and royalty receivables of Arby's Franchise Trust, with a total book value of $45.3 million as of April 1, 2001.

     The Indenture contains various covenants which (1) require periodic financial reporting, (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. We were in compliance with all of such covenants as of April 1, 2001. As of April 1, 2001 Arby's Franchise Trust had $1.3 million available for the payment of distributions indirectly to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax liabilities to Triarc or, to the extent of any excess, make distributions to Triarc through Arby's parent.

Other Long-Term Debt

     We have an 8.95% secured promissory note payable through 2006 in an outstanding principal amount of $16.2 million as of April 1, 2001 of which $1.2 million is due during the remaining nine months of fiscal 2001.

     Our total scheduled long-term debt repayments during the remaining nine months of fiscal 2001 are $12.6 million consisting principally of the $11.3 million due under the Securitization Notes and the $1.2 million due on the 8.95% secured promissory note.

Guarantees and Commitments

     In July 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business retaining a 1% special limited partner interest in National Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of National Propane, L.P., it would indemnify the purchaser of National Propane, L.P. for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of April 1, 2001, if National Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of National Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require National Propane L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

     Arby's sold all of its company-owned restaurants in 1997. The purchaser of the restaurants assumed certain operating and capitalized lease payments (approximately $79.0 million as of April 1, 2001, assuming such purchaser has made all scheduled payments through that date) for which Arby's remains contingently liable if the purchaser does not make the required payments. In connection with such sale, Triarc guaranteed the repayment of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser (approximately $46.0 million as of April 1, 2001, assuming the purchaser has made all scheduled repayments through that date). Triarc is also a guarantor of $0.5 million (as of April 1, 2001) of mortgage and equipment notes for which one of our subsidiaries is co-obligor with the purchaser of the restaurants. The purchaser is primarily responsible for repaying such notes.

     In January 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., an 8.4% equity investee of ours, to a major financial institution. In consideration for the guarantee, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM Capital Group common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount has been reduced to $6.7 million as of April 1, 2001 and will be further reduced by (1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by us, MCM Capital Group or another significant stockholder of MCM Capital Group or any of their affiliates. Certain of our officers, including entities controlled by them, collectively owned approximately 17.4% of MCM Capital Group as of April 1, 2001. These officers are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of MCM Capital Group, including our officers referred to above, on a joint and several basis, have entered into agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of MCM Capital Group, of which we would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties to the guarantees of the revolving credit borrowings and certain related agreements fully perform thereunder. As of April 1, 2001 MCM Capital Group had $13.2 million of outstanding revolving credit borrowings. At April 1, 2001 we had $15.2 million of highly liquid United States government debt securities in a custodian account at the financial institution providing the revolving credit facility. Such securities under the guaranties of the revolving credit borrowings are subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. MCM Capital Group has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guarantees.

     In addition to the guarantees described above, we and our officers who invested in MCM Capital Group prior to the initial public offering and certain of its other stockholders, through a newly formed limited liability company, CTW Funding, LLC, made available to MCM Capital Group a $2.0 million revolving credit facility which presently extends through June 30, 2001 to meet working capital requirements. We own an 8.7% interest in CTW Funding and should any borrowings under this revolving credit facility occur, all members of CTW Funding are required to fund the borrowings in accordance with their percentage interests. In return CTW Funding has received warrants to purchase an aggregate of 150,000 shares of MCM common stock at $.01 per share. Subsequent to June 30, 2001, the revolving credit facility may be renewed quarterly through December 31, 2001 by MCM Capital Group for additional warrants to purchase 50,000 shares of its common stock at $.01 per share for each three-month period. Any borrowings under the MCM revolving credit facility bear interest at 12% and are due on December 31, 2001; however through April 1, 2001 there have been no borrowings under this revolving credit facility.

Capital Expenditures

     Cash capital expenditures amounted to $0.7 million during the three months ended April 1, 2001. We expect that cash capital expenditures will approximate $0.8 million for the remaining nine months of fiscal 2001 for which there were $0.1 million of outstanding commitments as of April 1, 2001.

Acquisitions and Investments

     As of April 1, 2001, we have $640.0 million of cash, cash equivalents and investments, including $29.6 million of investments classified as non-current. We are presently evaluating our options for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     During the three months ended April 1, 2001, we paid $239.3 million of estimated Federal and state income taxes related to the Snapple Beverage Sale, which is reflected in net cash used in discontinued operations in the accompanying condensed consolidated statement of cash flows for that period.

     In connection with the Snapple Beverage Sale, we have entered into a tax agreement with Cadbury whereby we and Cadbury intend to jointly elect to treat certain portions of the transaction as an asset sale in lieu of a stock sale under the provisions of section 338 (h)(10) of the United States Internal Revenue Code. Assuming this election is executed by both parties to the agreement, we will be paid $200.0 million by Cadbury. We now estimate our taxes currently payable under this election of between approximately $140.0 million and $150.0 million. We estimate that between approximately $160.0 million and $170.0 million will be paid during the remaining nine months of fiscal 2001 and approximately $20.0 million will be received as either a refund subsequent to 2001, or as an offset against taxes otherwise payable in 2001. In connection therewith, the Company expects to report income from discontinued operations of between approximately $25.0 million and $35.0 million upon realization. Should either we or Cadbury default on this tax agreement and not make the election, the defaulting party would owe $30.0 million to the other party.

Treasury Stock Purchases

     Our management has been authorized, when and if market conditions warrant, to repurchase up to $80.0 million of our Class A common stock under a $30.0 million stock repurchase program that ends on May 25, 2001 and a $50.0 million stock repurchase program that ends on January 18, 2002. Under the $30.0 million stock repurchase program, we repurchased 1,045,834 shares for a total cost of $25.9 million during 2000 and an additional 150,600 shares for a total cost of $3.7 million during the three months ended April 1, 2001. Through April 1, 2001 we have not repurchased any shares under the $50.0 million stock repurchase program. We cannot assure you that we will repurchase any additional shares under the remaining $50.4 million authorized under these stock repurchase programs.

     Pursuant to a contract entered into in August 1999, we have a final remaining purchase to be made of 1,999,207 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, on or before August 19, 2001 for $43.8 million. This remaining purchase is at a negotiated fixed price of $21.93 per share based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

     As of April 1, 2001, our consolidated cash requirements for the remaining nine months of fiscal 2001, exclusive of operating cash flow requirements, consist principally of (1) a payment of $43.8 million for the repurchase of 1,999,207 shares of our Class B common stock from affiliates of Victor Posner,
(2) a maximum $50.4 million of payments, if any, for repurchases of our Class A common stock for treasury under our existing stock repurchase programs, (3) scheduled debt principal repayments aggregating $12.6 million, (4) capital expenditures of approximately $0.8 million and (5) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through
(1) an aggregate $610.4 million of existing cash and cash equivalents and short-term investments, net of $8.7 million of obligations for short-term investments sold but not yet purchased included in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of April 1, 2001, and (2) cash flows from operations.

Legal Matters

     We are involved in stockholder litigation, other litigation and claims incidental to our businesses. We have reserves for all of such legal matters aggregating $1.5 million as of April 1, 2001. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to us, based on currently available information and given our aforementioned reserves, we do not believe that such legal matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. In connection with the Snapple Beverage Sale on October 25, 2000, substantially all of our then existing long-term debt was repaid or assumed by Cadbury. However, historically we generally use interest rate caps on a portion of our variable-rate debt to limit our exposure to increases in short-term interest rates. These cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. At April 1, 2001 all of our debt is fixed rate and, since we have no variable-rate debt, we have no interest rate cap agreements outstanding. In addition to our fixed-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk reflecting the portfolio's maturities between six months and nineteen years. The fair market value of all of our investments in debt securities will decline in value if interest rates increase.

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

 Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is also to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of investment limited partnerships and similar investment entities in which we have invested. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our primary foreign subsidiary exposures relate to operations in Canada and, prior to the Snapple Beverage Sale, related to operations in Canada and Europe. Our primary export revenue exposures relate to royalties in Canada and, prior to the Snapple Beverage Sale, related to sales in Canada, the Caribbean and Europe. As a result of the Snapple Beverage Sale, a portion of such foreign operations and such export sales are included as a component of "Loss from discontinued operations" in the accompanying condensed consolidated income statement for the three-month period ended April 2, 2000. Foreign operations and foreign export revenues of continuing operations for our most recent full fiscal year ended December 31, 2000 represented only 4% of our total revenues and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 31, 2000 would not have had a material effect on our consolidated financial position or results of operations.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. As of April 1, 2001, such investments consisted of the following (in thousands):

       Cash equivalents included in "Cash and cash equivalents"
           on the accompanying condensed consolidated balance sheet...$ 296,943
       Short-term investments.........................................  318,940
       Restricted cash equivalents....................................   32,773
       Non-current investments........................................   29,594
                                                                      ---------
                                                                      $ 678,250
                                                                      =========

     Our cash equivalents are short-term, highly liquid investments and consist principally of United States government agency debt securities with a maturity of three months or less when acquired and stable value money market funds. Our short-term investments include $248,294,000 of United States government agency debt securities with a maturity of six to twelve months when acquired. These highly liquid investments constitute over 88% of our combined cash equivalents and short term investments.

     Our  investments   are  classified  in  the  following   general  types  or
categories:



                                                                                  Investments at
                                                                      Investments  Fair Value or    Carrying
                           Type                                         at Cost       Equity          Value     Percentage
                           ----                                         -------       ------          -----     ----------
                                                                                   (In thousands)
       Cash equivalents .............................................$   296,943   $   296,943    $   296,943         44%
       Restricted cash equivalents...................................     32,773        32,773         32,773          5
       Company-owned securities accounted for as:
          Trading securities.........................................     14,753        12,788         12,788          2
          Available-for-sale securities..............................    271,671       274,238        274,238         40
       Investments in investment limited partnerships and similar investment entities accounted for at:
             Cost....................................................     52,744        61,321         52,744          8
             Equity..................................................      1,500         1,846          1,846        --
       Other non-current investments accounted for at:
             Cost....................................................      5,360         5,360          5,360          1
             Equity..................................................      3,280         1,558          1,558        --
                                                                     -----------   -----------    -----------     -------
       Total cash equivalents and long investment positions .........$   679,024   $   686,827    $   678,250        100%
                                                                     ===========   ===========    ===========     =======

       Securities sold with an obligation for us to
         purchase accounted for as trading securities................$   (10,166)  $    (8,715)   $    (8,715)        N/A
                                                                     ===========   ===========    ===========     =======



     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses reported as a component of other comprehensive income or loss, net of income taxes, reported as a component of stockholders' equity or included as a component of net income or loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. The cost of such investments as reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at April 1, 2001 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated effects on the market value of our financial instruments as of April 1, 2001 based upon assumed immediate adverse effects as noted below.

Trading Portfolio:

                                                      Carrying       Equity
                                                        Value      Price Risk
                                                        -----      ----------
                                                          (In thousands)

       Equity securities .............................$  11,043    $  (1,104)
       Debt securities................................    1,745         (175)
       Securities sold but not yet purchased..........   (8,715)         872

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

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at April 1, 2001, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Portfolio:


                                                            Carrying      Interest         Equity        Foreign
                                                              Value       Rate Risk      Price Risk   Currency Risk
                                                              -----       ---------      ----------   -------------
                                                                               (In thousands)

       Cash equivalents ...................................$   296,943    $     (366)    $      --     $     --
       Restricted cash equivalents.........................     32,773           (81)           --           --
       Available-for-sale equity securities ...............     18,266           --          (1,827)         --
       Available-for-sale government debt securities.......    248,294        (1,973)           --           --
       Available-for-sale debt mutual fund.................      7,503          (218)           --           --
       Available-for-sale corporate debt securities........        175           (18)           --           --
       Other investments ..................................     61,508        (1,667)        (3,469)      (1,206)
       Long-term debt......................................    304,790       (14,797)           --           --





     The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous change in market interest rates of one percentage point from their levels at April 1, 2001 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at April 1, 2001, both with all other variables held constant. Our cash equivalents and restricted cash equivalents are short-term in nature with a maturity of three months or less when acquired and, for purposes of this sensitivity analysis, have been assumed to have average maturities of 45 days and 90 days, respectively. Our available-for-sale government debt securities are short-term in nature with a maturity of six to twelve months when acquired and, for purposes of this sensitivity analysis, have been assumed to have an average maturity of 290 days. For purposes of this sensitivity analysis our available-for-sale debt mutual fund and our available-for-sale corporate debt securities are assumed to have an average maturity of 2 years and 9 months and 10 years, respectively. The interest rate risk reflects, for each of these investments, the effect of the assumed decrease of one percentage point in market interest rates over the average maturity of each of these investments. To the extent interest rates continue to be one percentage point below their levels at April 1, 2001 at the time these securities mature and assuming the Company reinvested in similar securities, the effect of the interest rate risk would continue beyond the maturities assumed. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change has on the fair value of such debt and on our financial position and not our results of operations since all of our debt at April 1, 2001 is fixed-rate debt. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at April 1, 2001, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was assumed to be unchanged since December 31, 2000 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities.

     Pursuant to a contract entered into in 1999, as of April 1, 2001 we had a remaining obligation to repurchase an aggregate of 1,999,207 shares of our Class B common stock on or before August 19, 2001. At April 1, 2001 the aggregate obligation of $43,843,000 related to this remaining purchase has been reflected as a separate line item between the liabilities and stockholders' equity sections in the accompanying condensed consolidated balance sheet with an equal offsetting decrease to stockholders' equity. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have a negative impact on the fair value of the recorded obligation. However, that same decrease would have a corresponding positive impact on the fair value of the offsetting amount included in stockholders' equity. Accordingly, since any change in the equity markets would have an offsetting effect upon our financial position, no market risk has been assumed for this financial instrument.

Part II.          Other Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company") and those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10- Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

     o Competition, including new product and concept development and pricing pressures resulting from competitive discounting;

     o  Success of operating initiatives;

     o  The ability to attract and retain franchisees;

     o  Development and operating costs;

     o  The effectiveness of advertising and promotional efforts;

     o  Brand awareness;

     o  The existence or absence of adverse publicity;

     o  Market acceptance of new product offerings;

     o  Changing trends in consumer tastes and preferences  (including  changes
        resulting   from  health  or  safety   concerns  with  respect  to  the
        consumption of beef) and in spending and demographic patterns;

     o  The business viability of our key franchisees;

     o Availability, location and terms of sites for restaurant development by franchisees;

     o The ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

     o The performance by material suppliers of their obligations under their supply agreements with franchisees;

     o  Changes in business strategy or development plans;

     o  Quality of the Company's and franchisees' management;

     o  Availability, terms and deployment of capital;

     o Business abilities and judgment of the Company's and franchisees' personnel;

     o  Availability of qualified personnel to the Company and to franchisees;

     o  Labor and employee benefit costs;

     o Availability and cost of raw materials, ingredients and supplies and the potential impact on royalty revenues and franchisees' restaurant level sales that could arise from interruptions in the distribution of supplies of food and other products to franchisees;

     o General economic, business and political conditions in the countries and territories in which franchisees operate;

     o Changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements;

     o The costs, uncertainties and other effects of legal and administrative proceedings;

     o  The impact of general economic conditions on consumer spending;

     o  Adverse weather conditions; and

     o Other risks and uncertainties referred to in Triarc's Annual Report on Form 10-K and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     The Registrant filed a report on Form 8-K on January 3, 2001, which included information under Item 9 of such form.

     The Registrant filed a report on Form 8-K on March 30, 2001, which included information under Item 7 of such form.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIARC COMPANIES, INC.
                                    (Registrant)


Date:  May 15, 2001                 By: /S/ JOHN L. BARNES, JR.
                                    ----------------------------
                                    John L. Barnes, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Company)



                                    By: /S/ FRED H. SCHAEFER
                                    -------------------------
                                    Fred H. Schaefer
                                    Senior Vice President and
                                    Chief Accounting Officer
                                    (Principal accounting officer)