Form 10-Q
period 2001-07-01
TRIARC COMPANIES INC
filed 2001-08-14
CIK 30697

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

                                 (212) 451-3000
                   -------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                           Yes (X)     No (  )

     There  were  20,360,932  shares of the  registrant's  Class A Common  Stock
outstanding    as   of   the   close   of   business   on   August   10,   2001.
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                                          TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,           July 1,
                                                                                             2000 (A)              2001
                                                                                             --------              ----
                                                                                                   (In thousands)
                                                                                                     (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents............................................................$     596,135         $    402,865
    Short-term investments...............................................................      314,017              272,768
    Receivables..........................................................................       14,565               16,042
    Deferred income tax benefit .........................................................        9,659               10,046
    Prepaid expenses ....................................................................          677                2,182
                                                                                         -------------         ------------
      Total current assets...............................................................      935,053              703,903
Restricted cash equivalents..............................................................       32,684               32,539
Investments..............................................................................       11,595               43,800
Properties...............................................................................       40,097               39,230
Unamortized costs in excess of net assets of acquired companies..........................       18,764               18,343
Other intangible assets..................................................................        6,070                5,745
Deferred costs and other assets..........................................................       23,161               25,874
                                                                                         -------------         ------------
                                                                                         $   1,067,424         $    869,434
                                                                                         =============         ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt....................................................$      17,017         $     19,377
    Accounts payable.....................................................................       11,923                3,421
    Accrued expenses.....................................................................       65,365               58,970
    Net current liabilities relating to discontinued operations..........................      244,429               23,390
                                                                                         -------------         ------------
      Total current liabilities..........................................................      338,734              105,158
Long-term debt...........................................................................      291,718              281,392
Deferred compensation payable to related parties.........................................       22,500               23,530
Deferred income taxes....................................................................       69,922               67,936
Deferred income and other liabilities....................................................       18,397               18,070
Forward purchase obligation for common stock.............................................       43,843               43,843
Stockholders' equity:
    Common stock.........................................................................        3,555                3,555
    Additional paid-in capital...........................................................      211,967              212,640
    Retained earnings....................................................................      350,561              398,246
    Common stock held in treasury........................................................     (242,772)            (243,202)
    Common stock to be acquired..........................................................      (43,843)             (43,843)
    Accumulated other comprehensive income...............................................        2,842                2,109
                                                                                         -------------         ------------
      Total stockholders' equity ........................................................      282,310              329,505
                                                                                         -------------         ------------
                                                                                         $   1,067,424         $    869,434
                                                                                         =============         ============




(A)   Derived from the audited consolidated financial statements as of December 31, 2000


         See accompanying notes to condensed consolidated financial statements.





                                           TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                    Three Months Ended             Six Months Ended
                                                                ----------------------------  ---------------------------
                                                                   July 2,        July 1,           July 2,      July 1,
                                                                    2000           2001              2000         2001
                                                                    ----           ----              ----         ----
                                                                          (In thousands except per share amounts)
                                                                                        (Unaudited)

Revenues, investment income and other income:
    Royalties and franchise fees................................$    21,239     $   22,902       $   40,507    $   43,573
    Investment income, net......................................      5,151          8,066           21,072        23,323
    Other income, net...........................................         38          8,657              406         9,406
                                                                -----------     ----------       ----------    ----------
       Total revenues, investment income and
          other income..........................................     26,428         39,625           61,985        76,302
                                                                -----------     ----------       ----------    ----------

Costs and expenses:
    General and administrative..................................     17,275         24,300           36,058        37,034
    Depreciation and amortization, excluding amortization
       of deferred financing costs..............................      1,365          1,411            2,714         3,165
    Interest expense ...........................................        571          9,815            1,243        16,363
    Insurance expense related to long-term debt.................        --           1,199              --          2,440
                                                                -----------     ----------       ----------    ----------
       Total costs and expenses.................................     19,211         36,725           40,015        59,002
                                                                -----------     ----------       ----------    ----------
             Income from continuing operations
                before income taxes.............................      7,217          2,900           21,970        17,300
Provision for income taxes......................................     (3,063)        (1,940)          (9,387)       (8,132)
                                                                -----------     ----------       ----------    ----------
             Income from continuing operations..................      4,154            960           12,583         9,168
                                                                -----------     ----------       ----------    ----------
Income (loss) from discontinued operations, net of
   income taxes:
    Income (loss) from operations...............................        436            --            (5,273)          --
    Gain on disposal............................................        --          38,517              --         38,517
                                                                -----------     ----------       ----------    ----------
       Total income (loss) from discontinued operations.........        436         38,517           (5,273)       38,517
                                                                -----------     ----------       ----------    ----------
             Net income.........................................$     4,590     $   39,477       $    7,310    $   47,685
                                                                ===========     ==========       ==========    ==========

Basic income (loss) per share:
             Continuing operations..............................$       .17     $      .04       $      .53    $      .41
             Discontinued operations............................        .02           1.73             (.22)         1.73
                                                                -----------     ----------       ----------    ----------
             Net income.........................................$       .19     $     1.77       $      .31    $     2.14
                                                                ===========     ==========       ==========    ==========

Diluted income (loss) per share:
             Continuing operations..............................$       .16     $      .04       $      .50    $      .39
             Discontinued operations............................        .02           1.64             (.21)         1.64
                                                                -----------     ----------       ----------    ----------
             Net income.........................................$       .18     $     1.68       $      .29    $     2.03
                                                                ===========     ==========       ==========    ==========





         See accompanying notes to condensed consolidated financial statements.





                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Six months ended
                                                                                                --------------------------
                                                                                                  July 2,         July 1,
                                                                                                   2000             2001
                                                                                                   ----             ----
                                                                                                      (In thousands)
                                                                                                       (Unaudited)
Cash flows from continuing operating activities:
    Net income.................................................................................$    7,310       $  47,685
    Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
         Depreciation and amortization of properties...........................................     1,725           1,882
         Amortization of costs in excess of net assets of acquired companies,
           other intangible assets and certain other items ....................................       989           1,283
         Amortization of deferred financing costs and original issue discount..................         4           1,071
         Operating investment adjustments, net (see below).....................................    (3,669)         (5,607)
         Litigation settlement receivable......................................................       --           (3,333)
         (Income) loss from discontinued operations............................................     5,273         (38,517)
         Deferred income tax provision (benefit)...............................................     7,429          (1,986)
         Other, net............................................................................     2,251           2,047
         Changes in operating assets and liabilities:
           Decrease in receivables.............................................................     1,792             285
           Increase in prepaid expenses........................................................      (351)         (1,505)
           Decrease in accounts payable and accrued expenses  .................................    (3,215)         (9,442)
                                                                                               ----------       ---------
                Net cash provided by (used in) continuing operating activities.................    19,538          (6,137)
                                                                                               ----------       ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below).....................................................    38,449           8,163
    Capital expenditures.......................................................................    (9,992)         (1,029)
    Deposit for purchase of corporate aircraft.................................................       --           (2,350)
    Other......................................................................................     1,400            (128)
                                                                                               ----------       ---------
                Net cash provided by continuing investing activities...........................    29,857           4,656
                                                                                               ----------       ---------
Cash flows from continuing financing activities:
    Repayments of long-term debt...............................................................    (2,738)         (7,966)
    Repurchases of common stock for treasury...................................................       --           (3,703)
    Proceeds from stock option exercises ......................................................     3,234           2,959
    Deferred financing costs...................................................................       --             (557)
                                                                                               ----------       ---------
                 Net cash provided by (used in) continuing financing activities................       496          (9,267)
                                                                                               ----------       ---------
Net cash provided by (used in) continuing operations...........................................    49,891         (10,748)
Net cash used in discontinued operations.......................................................   (44,410)       (182,522)
                                                                                               ----------       ---------
Net increase (decrease) in cash and cash equivalents...........................................     5,481        (193,270)
Cash and cash equivalents at beginning of period...............................................   127,843         596,135
                                                                                               ----------       ---------
Cash and cash equivalents at end of period.....................................................$  133,324       $ 402,865
                                                                                               ==========       =========

Supplemental disclosures of cash flow information:
     Operating investment adjustments, net:
         Proceeds from sales of trading securities.............................................$   44,366       $  49,515
         Cost of trading securities purchased..................................................   (32,067)        (46,334)
         Net recognized losses from trading securities.........................................     4,036             550
         Net recognized gains from transactions in other than trading securities,
             including equity in investment limited partnerships, and short positions..........   (20,004)         (4,245)
         Accretion of discount on United States government debt securities.....................       --           (5,093)
                                                                                               ----------       ---------
                                                                                               $   (3,669)      $  (5,607)
                                                                                               ==========       =========
    Investing investment activities, net:
         Proceeds from sales of available-for-sale securities and other investments............$  103,339       $ 100,120
         Cost of available-for-sale securities and other investments purchased.................   (56,513)        (88,400)
         Proceeds from securities sold short...................................................    26,881          12,984
         Payments to cover short positions in securities.......................................   (35,258)        (16,541)
                                                                                               ----------       ---------
                                                                                               $   38,449       $   8,163
                                                                                               ==========       =========

                See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2001
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments and the adjustment to the gain on disposal of discontinued operations (see Note 2), necessary to present fairly the Company's financial position as of December 31, 2000 and July 1, 2001, its results of operations for the three and six-month periods ended July 2, 2000 and July 1, 2001 and its cash flows for the six-month periods ended July 2, 2000 and July 1, 2001 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 2000 commenced on January 3, 2000 and ended July 2, 2000, with its second quarter commencing on April 3, 2000, and the Company's first half of 2001 commenced on January 1, 2001 and ended July 1, 2001, with its second quarter commencing on April 2, 2001. For purposes of these condensed consolidated financial statements, the periods (1) from April 3, 2000 to July 2, 2000 and January 3, 2000 to July 2, 2000 are referred to herein as the three-month and six-month periods ended July 2, 2000, respectively, and (2) from April 2, 2001 to July 1, 2001 and January 1, 2001 to July 1, 2001 are referred to herein as the three-month and six-month periods ended July 1, 2001, respectively.

     As disclosed in more detail in Note 2, on October 25, 2000 the Company completed the sale of its premium beverage and soft drink concentrate businesses. The accompanying condensed consolidated income statements for the three and six-month periods ended July 2, 2000 and the condensed consolidated statement of cash flows for the six-month period ended July 2, 2000 have been reclassified (1) to report the Company's former premium beverage and soft drink concentrate businesses as discontinued operations and (2) to otherwise conform with the current periods' presentation.

(2)  Discontinued Operations

     On October 25, 2000, the Company completed the sale (the "Snapple Beverage Sale") of Snapple Beverage Group, Inc. ("Snapple Beverage Group"), the parent company of Snapple Beverage Corp. ("Snapple"), Mistic Brands, Inc. ("Mistic") and Stewart's Beverages, Inc. ("Stewart's"), and Royal Crown Company, Inc.
("Royal Crown") to affiliates of Cadbury Schweppes plc (collectively, "Cadbury"). Snapple Beverage Group represented the operations of the Company's former premium beverage business and Royal Crown represented the operations of the Company's former soft drink concentrate business. The consideration paid to the Company consisted of (1) cash, which is subject to further post-closing adjustments, and (2) the assumption of debt and related accrued interest. The assumed debt and accrued interest consisted of (1) $300,000,000 of 10 1/4% senior subordinated notes due 2009 co-issued by Triarc Consumer Products Group, LLC ("TCPG"), the former parent company of Snapple Beverage Group and Royal Crown and a subsidiary of Triarc, and Snapple Beverage Group, (2) $119,130,000, net of unamortized original issue discount of $240,870,000, of Triarc's zero coupon convertible subordinated debentures due 2018 (the "Debentures") and (3) $5,982,000 of accrued interest. Of the cash proceeds, $426,594,000 was utilized to repay outstanding obligations under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation, the former parent company of Royal Crown and a subsidiary of TCPG.

     The income (loss) from discontinued operations for the three and six-month periods ended July 2, 2000 resulted entirely from the net income (loss) from operations of the sold beverage businesses which consisted of the following (in thousands):

                                                     Three months    Six months
                                                         ended          ended
                                                     July 2, 2000   July 2, 2000
                                                     ------------   ------------

     Revenues, interest income and other income.......$ 245,471     $ 416,624
     Income (loss) before income taxes................    2,985        (5,725)
     (Provision for) benefit from income taxes........   (2,549)          452
     Net income (loss)................................      436        (5,273)

     The income from discontinued operations for the three and six-month periods ended July 1, 2001 resulted entirely from adjustments to the previously recognized estimated gain on disposal of the Snapple Beverage Group and Royal Crown. These estimated net adjustments result from the realization of $200,000,000 of proceeds from Cadbury for the Company's election to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale.

     Net current liabilities relating to the discontinued businesses consisted of the following (in thousands):

                                                                                           December 31,            July 1,
                                                                                               2000                 2001
                                                                                               ----                 ----

     Accrued expenses, including accrued income taxes, of the discontinued
         operations of Snapple Beverage Group and Royal Crown.............................$     241,401        $    20,412
     Net liabilities of certain discontinued operations of SEPSCO, LLC, a
         subsidiary of the Company (net of assets held for sale of $234)..................        3,028              2,978
                                                                                          -------------        -----------
                                                                                          $     244,429        $    23,390
                                                                                          =============        ===========



(3)  Comprehensive Income

     The following is a summary of the components of comprehensive income, net of income taxes (in thousands):



                                                                               Three months ended         Six months ended
                                                                             ----------------------    ----------------------
                                                                               July 2,     July 1,      July 2,     July 1,
                                                                                2000        2001         2000        2001
                                                                                ----        ----         ----        ----

        Net income ..........................................................$   4,590   $  39,477     $  7,310    $   47,685
                                                                             ---------   ---------     --------    ----------
        Net change in unrealized gains on available-for-sale securities:
           Change in unrealized appreciation of available-for-sale
              securities.....................................................     (486)        712          327           284
           Less reclassification adjustments for prior period
              appreciation of securities sold during the period..............     (220)        (49)      (5,687)         (890)
                                                                             ---------   ---------     --------    ----------
                                                                                  (706)        663       (5,360)         (606)
           Equity in the decrease in unrealized gain on a retained
              interest ......................................................      (26)        --           (38)         (159)
                                                                             ---------   ---------     --------    -----------
                                                                                  (732)        663       (5,398)         (765)
        Net change in currency translation adjustment........................      (99)         21         (109)           32
                                                                             ---------   ---------     --------    ----------
                                                                                  (831)        684       (5,507)         (733)
                                                                             ---------   ---------     --------    ----------
        Comprehensive income.................................................$   3,759   $  40,161     $  1,803    $   46,952
                                                                             =========   =========     ========    ==========



(4)  Income (Loss) Per Share

     Basic income (loss) per share for the three-month and six-month periods ended July 2, 2000 and July 1, 2001 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 23,954,000, 23,880,000, 22,299,000 and 22,278,000, respectively. Diluted income (loss) per share for the three-month and six-month periods ended July 2, 2000 and July 1, 2001 has been computed by dividing the income or loss by an aggregate 25,132,000, 25,116,000, 23,504,000 and 23,519,000 shares, respectively. The shares used for diluted income (loss) per share consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the 1,002,000, 873,000, 1,205,000 and 1,241,000 share effects of dilutive stock options for the three-month and six-month periods ended July 2, 2000 and July 1, 2001, respectively, computed using the treasury stock method and (2) the 176,000 and 363,000 share effects for the three and six-month periods ended July 2, 2000 of a forward purchase obligation for common stock (the "Forward Purchase Obligation") under which the Company repurchased 1,999,207 shares of its Class B common stock (the "Class B Shares") for $42,343,000 on August 10, 2000 and repurchased the remaining 1,999,207 Class B Shares for $43,843,000 on August 10, 2001. The shares for diluted income (loss) per share exclude any effect of (1) the assumed conversion of the Debentures through the date of their assumption by Cadbury and (2) a written call option for common stock, which commenced following the assumption of the Debentures by Cadbury, since the effect of each of these on income from continuing operations per share would have been antidilutive. In addition, the shares for diluted income (loss) per share for the three and six-month periods ended July 1, 2001 exclude any effect of the Forward Purchase Obligation since the effect on income from continuing operations per share in those periods would have been antidilutive.

(5)   Derivative Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative
Instruments and Hedging Activities," issued by the Financial Accounting Standards Board. SFAS 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. The only derivatives the Company had as of July 1, 2001 that are affected by SFAS 133 are the conversion components of its short-term investments in convertible debt securities, which convertible debt securities had an aggregate carrying value of $1,928,000 as of July 1, 2001. In addition, the Company enters into put and call options on equity and debt securities. The Company enters into these derivatives as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with these investments, including the convertible debt securities and put and call options. Since all of these derivatives are stated at fair value with the corresponding changes in fair value recorded in results of operations, the requirement of SFAS 133 to state the conversion component of the Company's investments in convertible debt securities and the put and call options at fair value had no impact on the Company's consolidated financial position or results of operations for the three and six-month periods ended July 1, 2001. Subsequent to July 1, 2001, the Company borrowed $22,590,000 under a secured bank term loan repayable over seven years and bearing interest at variable rates based, at the Company's option, on the prime rate or the one-month London Interbank Offered Rate ("LIBOR"). In connection therewith, the Company entered into an interest rate swap agreement on such variable-rate debt effectively establishing a fixed interest rate, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the swap agreement, the fair market value of the interest rate swap agreement and the embedded written call option nets to zero but, as interest rates either increase or decrease, the fair market values of the interest rate swap agreement and written call option will move in the same direction but not necessarily by the same amount. The Company will record a charge or credit to its results of operations in subsequent periods for increases or decreases in the net fair market values of the interest rate swap agreement and the embedded written call option. The Company historically has not had transactions to which hedge accounting applied and did not have any during the six-month period ended July 1, 2001. Accordingly, the more restrictive criteria for hedge accounting in SFAS 133 had no effect on the Company's consolidated financial position or results of operations during the three and six-month periods ended July 1, 2001.

(6)  Transactions with Related Parties

     The Company maintains several equity plans (the "Equity Plans") which collectively provide or provided for, among other items, the grant of stock options to certain officers, key employees, consultants and non-employee directors. During December 2000, certain of the Company's officers and a director exercised stock options under the Equity Plans and the Company repurchased the 1,045,834 shares of its Class A common stock received by these individuals upon such exercises on the respective exercise dates. Shares repurchased from two officers of the Company on December 29, 2000 for an aggregate cost of $7,429,000 were not settled until January 2 and 3, 2001 and are included in "Accounts payable" in the accompanying condensed consolidated balance sheet as of December 31, 2000.

     On June 25, 1997 a class action lawsuit was filed which asserted, among other things, claims relating to certain awards of compensation to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") in 1994 through 1997. In August 2000 the parties to the lawsuit entered into a settlement agreement whereby (1) the case would be dismissed with prejudice, (2) the Company would receive a note (the "Executives' Note") from the Executives, in the aggregate amount of $5,000,000, receivable in three equal installments due March 31, 2001, 2002 and 2003 and (3) the Executives would surrender an aggregate of 775,000 stock options awarded to them in 1994. On January 30, 2001, the court entered an order and final judgment approving the settlement in full, which became effective March 1, 2001. The Company recorded the $5,000,000 during the three-month period ended April 1, 2001 as a reduction of compensation expense included in "General and administrative" in the accompanying condensed consolidated income statement for the six-month period ended July 1, 2001, since the settlement effectively represents an adjustment of prior period compensation expense. The Executives' Note bears interest, initially at 6% per annum. The interest rate was adjusted on April 2, 2001 to 4.92% per annum and will be adjusted on April 1, 2002 by the difference, if any, between the one-month LIBOR on such date and one-month LIBOR on March 30, 2000 of 6.1325%. In accordance therewith, the Company recorded interest income on the Executives' Note of $66,000 for the six-month period ended July 1, 2001. On March 30, 2001, the Company collected the first installment of $1,667,000 on the Executives' Note and subsequent thereto, collected $25,000 of related interest.

     In connection with the consummation of the Snapple Beverage Sale and the issuance of $290,000,000 principal amount of insured securitization notes during 2000, Triarc recorded incentive compensation of $22,500,000 during 2000 to the Executives which was invested in a deferred compensation trust (the "Trust") for their benefit in January 2001. Thereafter, the deferred compensation payable is adjusted for any increase or decrease in the fair value of the investments in the Trust resulting in charges of $883,000 and $1,030,000 included in "General and administrative" in the accompanying condensed consolidated income statements for the three and six-month periods ended July 1, 2001, respectively, and a deferred compensation payable of $23,530,000 as of July 1, 2001. Such obligation is reported as "Deferred compensation payable to related parties" and the investments in the Trust, initially made in January 2001, are reported as "Investments" in the accompanying condensed consolidated balance sheets.

     The Company leases a helicopter from a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Executives, under a dry lease which, subject to renewal, expires in 2002. Annual rent for the helicopter was $369,000 from January 19, 2000 through September 30, 2000 and increased to $382,000 as of October 1, 2000 as a result of an annual cost of living adjustment. In connection with such lease, the Company had rent expense of $185,000 and $191,000 for the six-month periods ended July 2, 2000 and July 1, 2001, respectively. Pursuant to this dry lease, the Company pays the operating expenses, including repairs and maintenance, of the helicopter directly to third parties. Through January 19, 2000 the Company also leased an airplane from TASCO pursuant to the dry lease under which the Company is leasing the helicopter. On that date the Company acquired the airplane through its acquisition of 280 Holdings, LLC, a then subsidiary of TASCO. Rental expense attributable to the airplane, including amortization of a $2,500,000 option entered into in 1997 relating to the lease, for the period January 3, 2000 to January 19, 2000 amounted to $202,000. On January 19, 2000 the Company received $1,200,000 from TASCO representing the return of substantially all of the remaining unamortized amount paid for this option.

(7)  Legal Matters

     The Company is involved in stockholder litigation, other litigation and claims incidental to its businesses. The Company has reserves for such legal matters aggregating $1,600,000 as of July 1, 2001. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

     In addition, in connection with the Snapple Beverage Sale, the purchase and sale agreement provides for a post-closing adjustment. Cadbury has stated that it believes that it is entitled to receive from the Company a post-closing adjustment of $27,605,000 and the Company has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of $5,586,000, in each case plus interest from the closing date. In accordance with the terms of the purchase and sale agreement, the Company and Cadbury are currently selecting an arbitrator for the purpose of determining the amount of the post-closing adjustment. The Company is currently unable to determine when such post-closing adjustment process will be completed.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Triarc Companies, Inc. The recent trends affecting our restaurant franchising business are described in Item 7 of our Form 10-K as supplemented below in our discussion of royalties and franchise fees.

     Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 2000 commenced on January 3, 2000 and ended July 2, 2000, with our second quarter commencing on April 3, 2000, and our first half of fiscal 2001 commenced on January 1, 2001 and ended July 1, 2001, with our second quarter commencing on April 2, 2001. When we refer to the six months ended July 2, 2000 or the first half of 2000, and the three months ended July 2, 2000, or the second quarter of 2000, we mean the periods from January 3, 2000 to July 2, 2000 and April 3, 2000 to July 2, 2000, respectively. When we refer to the six months ended July 1, 2001 or the first half of 2001, and the three months ended July 1, 2001, or the second quarter of 2001, we mean the periods from January 1, 2001 to July 1, 2001 and April 2, 2001 to July 1, 2001, respectively.

     As disclosed in more detail in Note 2 to the accompanying condensed consolidated financial statements, on October 25, 2000 we completed the sale, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc (collectively referred to herein as Cadbury). Our former premium beverage business consisted of Snapple Beverage Group and our former soft drink concentrate business consisted of Royal Crown Company. These beverage businesses have been accounted for as discontinued operations and, accordingly, the accompanying condensed consolidated income statements for the three and six-month periods ended July 2, 2000 and the condensed consolidated statement of cash flows for the six-month period ended July 2, 2000 have been reclassified in conjunction therewith.

Results of Operations

Six Months Ended July 1, 2001 Compared with Six Months Ended July 2, 2000

Royalties and Franchise Fees

     Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $3.1 million, or 8%, to $43.6 million for the six months ended July 1, 2001 from $40.5 million for the six months ended July 2, 2000 reflecting higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 82, or 3%, franchised restaurants and a 1.1% increase in same-store sales of franchised restaurants. While we anticipate a continued increase in royalty revenues in the second half of 2001 compared with the second half of 2000, such increase is projected to be at a lower rate than the 8% increase experienced for the first half of the year. Although we expect to open more franchised restaurants in the second half of 2001 compared with the first half of 2001, we project a reduction in the average net increase of franchised restaurants from the 82 referred to above for the first half of the year and expect lower forfeited deposits from expired contracts for new franchised restaurants.

      Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     Investment income, net increased $2.2 million, or 11%, to $23.3 million for the six months ended July 1, 2001 from $21.1 million for the six months ended July 2, 2000. This increase reflects (1) a $14.5 million increase to $19.3 million in the first half of 2001 from $4.8 million in the first half of 2000 in interest income on cash equivalents and short-term investments and (2) a $1.2 million decrease in the provision for unrealized losses on investments deemed to be other than temporary to $0.4 million in the first half of 2001 compared with $1.6 million in the first half of 2000. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in the first half of 2001 compared with the first half of 2000 as a result of the cash provided from the Snapple Beverage Sale and the $277.0 million of proceeds, net of $13.0 million of expenses, from our issuance of 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, on November 21, 2000. These increases were partially offset by (1) a $12.5 million decrease in recognized net gains, realized or unrealized as applicable, on our investments to $4.1 million in the first half of 2001 from $16.6 million in the first half of 2000, primarily attributable to our $10.3 million non-recurring gain on the sale of Ascent Entertainment Group, Inc. during the first quarter of 2000 and (2) a $1.0 million decrease to breakeven in the first half of 2001 from income of $1.0 million in the first half of 2000 in our net equity in the income or losses of investment limited partnerships and similar investment entities accounted for under the equity method. The recognized net gains on our securities and the provision for other than temporary losses on our securities may not recur in future periods.

Other Income, Net

     Other income, net increased $9.0 million to $9.4 million for the six months ended July 1, 2001 from $0.4 million for the six months ended July 2, 2000. This increase was principally due to (1) $8.3 million of interest income recognized in the second quarter of 2001 representing interest on the $200.0 million of proceeds received from Cadbury, for the period beginning 45 days after the October 25, 2000 date of the Snapple Beverage Sale through the date of payment of the proceeds on June 14, 2001, for our election to treat certain portions of the sale as an asset sale for income tax purposes, as explained more fully below under "Discontinued Operations," (2) a $1.3 million decrease to $0.1 million in the first half of 2001 from $1.4 million in the first half of 2000 in our equity in the loss of investees other than investment limited partnerships and similar investment entities, principally due to a $1.6 million equity loss from the write-down of certain assets by an investee recognized in the second quarter of 2000 which did not recur in the first half of 2001 and (3) a $0.5 million reduction in the fair value of a written call option on our Class A common stock effectively established on October 25, 2000 in connection with the assumption by Cadbury in the Snapple Beverage Sale of our zero coupon convertible subordinated debentures due 2018, which we refer to as the Debentures. Although the Debentures were assumed by Cadbury, they remain convertible into our Class A common stock and as such we have recorded the liability for such conversion at fair value and the reduction in the fair value of the liability during the first half of 2001 was recognized in other income. The increases above were partially offset by the non-recurring collection in the second quarter of 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 2000 due to such company filing for bankruptcy protection.

General and Administrative

     Our general and administrative expenses increased $0.9 million, or 3%, to $37.0 million for the six months ended July 1, 2001 from $36.1 million for the six months ended July 2, 2000. This increase principally reflects (1) higher incentive compensation costs of $2.6 million from $4.4 million in the first half of 2000 to $7.0 million in the first half of 2001 under our 1999 executive bonus plan due to the effect on the bonus calculation of the positive impact on our capitalization resulting from the Snapple Beverage Sale and the achievement of certain performance thresholds in the second quarter of 2001, (2) a $1.5 million reduction of insurance expense recognized in the second quarter of 2000 which did not recur in the first half of 2001 relating to the favorable settlement of insurance claims by the purchaser of a former insurance subsidiary that we sold in 1998 resulting in the collection of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale, (3) $1.0 million of compensation expense recognized in the first half of 2001 representing the increase in the fair value of investments in a deferred compensation trust, which we refer to as the Trust, invested in January 2001 for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, which is explained more fully below under "Income from Continuing Operations," (4) increases of $0.6 million in other compensation, including severance costs, and related benefit costs and (5) other inflationary increases. Such increases were partially offset by a $5.0 million reduction in compensation expense related to a note receivable from the Executives that we received in the first quarter of 2001 in connection with the settlement effective March 1, 2001 of a class action shareholder lawsuit which asserted claims relating to certain compensation awards to such Executives. The $1.5 million gain in 2000 from realization of the note receivable discussed above was included as a reduction of general and administrative expenses since the gain effectively represented an adjustment of prior period insurance reserves. The $5.0 million gain from the settlement of the class action shareholder lawsuit discussed above was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period compensation expense.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.5 million, or 17%, to $3.2 million for the six months ended July 1, 2001 from $2.7 million for the six months ended July 2, 2000. This increase in depreciation and amortization principally reflects the accelerated amortization in the first quarter of 2001 of our costs related to the purchase of fractional interests in aircraft, net of estimated redemption value, under timeshare agreements resulting from the anticipated early termination of the agreements.

Interest Expense

     Interest expense increased $15.2 million to $16.4 million for the six months ended July 1, 2001 from $1.2 million for the six months ended July 2, 2000. This increase in interest expense is primarily attributable to (1) interest of $10.6 million in the first half of 2001 on our Securitization Notes issued on November 21, 2000 and $1.1 million of amortization of related deferred financing costs and (2) interest of $3.1 million for the period from March 15, 2001 through June 14, 2001 on the estimated income tax liability paid with the filing of our election on June 14, 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained more fully below under "Discontinued Operations."

Insurance Expense Related to Long-Term Debt

     The insurance expense of $2.4 million related to long-term debt for the six months ended July 1, 2001 related to insuring the payment of principal and interest on the Securitization Notes. There was no similar charge in the first half of 2000.

Income Taxes

     The provision for income taxes represented effective rates of 47% for the six months ended July 1, 2001 and 43% for the six months ended July 2, 2000. The effective rate is higher in the first half of 2001 principally due to the impact of higher non-deductible compensation costs and the amortization of costs in excess of net assets of acquired companies, which we refer to as Goodwill. The effect of these items is greater in the first half of 2001 due to lower projected 2001 full-year pretax income compared with the then projected 2000 full-year pretax income as of the end of the first half of 2000, excluding for both periods the projected pretax income related to the discontinued beverage businesses.

Income from Continuing Operations

     Our income from continuing operations decreased $3.4 million, or 27%, to $9.2 million for the six months ended July 1, 2001 from $12.6 million for the six months ended July 2, 2000 due to the after-tax effect of the variances explained in the captions above.

     In addition, as disclosed above we recognized $1.0 million of compensation expense in the first half of 2001 for the increase in the fair value of the investments in the Trust. However, under generally accepted accounting principles in the United States of America we were only able to recognize investment income of $0.1 million on the Trust investments resulting in a $0.9 million difference in the recognition of deferred compensation expense and the related investment income. This difference will reverse in future periods as either (1) the Trust investments are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the Trust investments decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Discontinued Operations

     Income (loss) from discontinued operations was income of $38.5 million for the six months ended July 1, 2001 compared with a loss of $5.3 million for the six months ended July 2, 2000. The 2001 income resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses. These net adjustments result from the realization of $200.0 million of proceeds from Cadbury for our electing to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale. The 2000 loss resulted entirely from the net loss from operations of our discontinued beverage businesses during that period, as discussed in further detail below.

     Revenues, interest income and other income of the beverage businesses were $416.6 million in the first half of 2000. Revenues, interest income and other income of the premium beverage business reflected (1) the introduction of Snapple Elements(TM), a product platform of herbally enhanced drinks introduced in April 1999, (2) sales of Mistic Zotics(TM) and Stewart's "S"(TM) line of diet premium beverages introduced in April 2000 and March 2000, respectively, (3) strong demand for diet teas and other diet beverages and juice drinks, (4) the positive effect on sales of Stewart's products as a result of increased distribution in their existing and new markets and (5) the positive effect of an increased focus by two premium beverage distributors on sales of our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively, through the date of the Snapple Beverage Sale on October 25, 2000. Revenues, interest income and other income of the soft drink concentrate business reflected higher average selling prices resulting from (1) price increases in most domestic concentrates effective November 1999 and (2) a shift of our private label sales to sales of higher-priced flavor concentrates from sales of lower-priced cola concentrates, partially offset by the effect on sales volume of continued competitive pricing pressures experienced by our bottlers.

     The beverage businesses generated a pretax loss of $5.7 million in the first half of 2000 principally reflecting the negative impact of operating costs and expenses associated with the acquisition of two premium beverage distributors referred to above and interest expense on additional borrowings.

Three Months Ended July 1, 2001 Compared with Three Months Ended July 2, 2000

Royalties and Franchise Fees

     Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $1.7 million, or 8%, to $22.9 million for the three months ended July 1, 2001 from $21.2 million for the three months ended July 2, 2000 reflecting higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 78, or 2%, franchised restaurants and a 2.4% increase in same-store sales of franchised restaurants. While we anticipate a continued increase in royalty revenues in the third and fourth quarters of 2001 compared with the third and fourth quarters of 2000, such increase is projected to be at a lower rate than the 8% increase experienced in the second quarter of 2001, as previously discussed in more detail in the comparison of the six-month periods.

      Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     Investment income, net increased $2.9 million, or 57%, to $8.1 million for the three months ended July 1, 2001 from $5.2 million for the three months ended July 2, 2000. This increase principally reflects (1) a $4.8 million increase to $7.3 million in the second quarter of 2001 from $2.5 million in the second quarter of 2000 in interest income on cash equivalents and short-term investments and (2) a $0.4 million increase to income of $0.1 million in the second quarter of 2001 from a loss of $0.3 million in the second quarter of 2000 in our net equity in the income or losses of investment limited partnerships and similar investment entities accounted for under the equity method, partially offset by (1) a $2.0 million decrease in recognized net gains, realized or unrealized as applicable, on our investments to $0.7 million in the second quarter of 2001 from $2.7 million in the second quarter of 2000 and (2) a $0.4 million increase in the provision for unrealized losses on investments deemed to be other than temporary to $0.4 million in the second quarter of 2001 compared with less than $0.1 million in the second quarter of 2000. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in the second quarter of 2001 compared with the second quarter of 2000 as a result of the cash provided from the Snapple Beverage Sale and the proceeds from our issuance of the Securitization Notes on November 21, 2000. The recognized net gains on our securities and the provision for other than temporary losses on our securities may not recur in future periods.

Other Income, Net

     Other income, net increased $8.7 million to $8.7 million for the three months ended July 1, 2001 from less than $0.1 million for the three months ended July 2, 2000. This increase was principally due to (1) $8.3 million of interest income recognized in the second quarter of 2001 representing interest on the proceeds received from Cadbury for our electing to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as previously discussed in more detail in the comparison of the six-month periods and (2) a $1.2 million decrease in equity losses in the second quarter of 2001 in our investees other than investment limited partnerships and similar investment entities to $0.1 million in the second quarter of 2001 from $1.3 million in the second quarter of 2000 principally due to a $1.6 million equity loss from the write-down of certain assets by an investee recognized in the second quarter of 2000 which did not recur in the second quarter of 2001. This increase was partially offset by the non-recurring collection in the second quarter of 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 2000 due to such company filing for bankruptcy protection.

General and Administrative

     Our general and administrative expenses increased $7.0 million, or 41%, to $24.3 million for the three months ended July 1, 2001 from $17.3 million for the three months ended July 2, 2000. This increase principally reflects (1) higher incentive compensation costs of $2.1 million from $2.4 million in the second quarter of 2000 to $4.5 million in the second quarter of 2001 under our 1999 executive bonus plan due to the effect on the bonus calculation of the positive impact on our capitalization resulting from the Snapple Beverage Sale and the achievement of certain performance thresholds in the second quarter of 2001, (2) a $1.5 million reduction of insurance expense recognized in the second quarter of 2000 which did not recur in the second quarter of 2001 relating to the favorable settlement of insurance claims resulting in the collection of a $1.5 million note receivable, (3) increases of $1.0 million in other compensation, including severance costs, and related benefit costs, (4) $0.9 million of compensation expense recognized in the second quarter of 2001 representing the increase in fair value of the investments in the Trust, all as previously discussed in more detail in the comparison of the six-month periods, (5) a $0.9 million increase in brand development costs in our restaurant franchising business related to programs implemented to improve the efficiency of the franchised restaurants and (6) other inflationary increases. The $0.9 million increase in brand development costs was substantially offset by a $0.7 million decrease in the first quarter of 2001 compared with the first quarter of 2000 and, accordingly, did not materially impact the comparison of the six-month periods.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
   Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, remained relatively unchanged at $1.4 million for each of the three months ended July 1, 2001 and July 2, 2000.

Interest Expense

     Interest expense increased $9.2 million to $9.8 million for the three months ended July 1, 2001 from $0.6 million for the three months ended July 2, 2000. This increase in interest expense is primarily attributable to (1) interest of $5.2 million in the second quarter of 2001 on our Securitization Notes issued on November 21, 2000 and $0.4 million of amortization of related deferred financing costs and (2) interest of $3.1 million on the estimated income tax liability paid with the filing of our election in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as previously discussed in more detail in the comparison of the six-month periods.

Insurance Expense Related to Long-Term Debt

     The insurance expense of $1.2 million related to long-term debt for the three months ended July 1, 2001 related to insuring the payment of principal and interest on the Securitization Notes. There was no similar charge in the second quarter of 2000.

Income Taxes

     The provision for income taxes represented effective rates of 67% for the three months ended July 1, 2001 and 42% for the three months ended July 2, 2000. The effective rate is higher in the second quarter of 2001 principally due to
(1) the impact of higher non-deductible compensation costs and the amortization of Goodwill, the effect of which is greater in the second quarter of 2001 due to lower projected 2001 full-year pretax income compared with the then projected 2000 full-year pretax income as of the end of the second quarter of 2000, excluding for both periods the projected pretax income related to the discontinued beverage businesses and (2) the catch-up effect of a year-to-date increase in the estimated full-year 2001 effective tax rate from 43% to 47%.

Income from Continuing Operations

     Our income from continuing operations decreased $3.2 million, or 77%, to $1.0 million for the three months ended July 1, 2001 from $4.2 million for the three months ended July 2, 2000 due to the after-tax effect of the variances explained in the captions above.

     In addition, as disclosed above we recognized $0.9 million of compensation expense in the second quarter of 2001 for the increase in the fair value of the investments in the Trust. However, under generally accepted accounting principles in the United States of America we were only able to recognize investment income of less than $0.1 million on the Trust investments resulting in a $0.9 million difference in the recognition of deferred compensation expense and the related investment income. This difference will reverse in future periods as previously discussed in more detail in the comparison of the six-month periods.

Discontinued Operations

     Income from discontinued operations was $38.5 million for the three months ended July 1, 2001 compared with $0.4 million for the three months ended July 2, 2000. The 2001 income resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses, as previously discussed in more detail in the comparison of the six-month periods. The 2000 income resulted entirely from the net income from operations of our discontinued beverage businesses during that period, as discussed in further detail below.

     Revenues, interest income and other income of the beverage businesses were $245.5 million in the second quarter of 2000. Revenues, interest income and other income of the premium beverage business reflected (1) strong demand for Snapple Elements(TM), which was introduced in April 1999, (2) sales of Mistic Zotics(TM) and Stewart's "S"(TM) line of diet premium beverages introduced in April 2000 and March 2000, respectively, (3) strong demand for diet teas and other diet beverages and juice drinks and (4) the positive effect of an increased focus by two premium beverage distributors on sales of our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively, through the date of the Snapple Beverage Sale on October 25, 2000. Revenues, interest income and other income of the soft drink concentrate business reflected higher average selling prices resulting from (1) price increases in most domestic concentrates effective November 1999 and (2) a shift of our private label sales to sales of higher-priced flavor concentrates from sales of lower-priced cola concentrates, partially offset by the effect on sales volume of continued competitive pricing pressures experienced by our bottlers.

     The beverage businesses generated pretax income of $3.0 million in the second quarter of 2000 reflecting the historical seasonality of the beverage businesses whereby the second quarter reflects the effects of the peak spring and summer months. Such income was generated despite the negative impact of operating costs and expenses associated with the acquisition of two premium beverage distributors referred to above and interest expense on additional borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operations

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $6.1 million during the six months ended July 1, 2001 reflecting (1) cash used by changes in operating assets and liabilities of $10.7 million, (2) operating investment adjustments of $5.6 million and (3) a note receivable from litigation settlement included in pretax income, net of payment received, of $3.3 million. These uses were partially offset by (1) income from continuing operations of $9.2 million and (2) net non-cash charges of $4.3 million, principally depreciation and amortization.

     The cash used by changes in operating assets and liabilities of $10.7 million reflects a decrease in accounts payable and accrued expenses of $9.5 million and an increase in prepaid expenses of $1.5 million, both partially offset by a decrease in receivables of $0.3 million. The decrease in accounts payable and accrued expenses is primarily due to (1) a $10.2 million reduction in accrued compensation and related benefits principally due to the payment of previously accrued incentive compensation and (2) a $7.4 million payment of a previously recorded payable for common shares repurchased from two of our officers, other than the Executives, which had been issued upon exercise of stock options, both partially offset by an $8.4 million increase in accrued income taxes principally due to our currently payable provision for income taxes on income from continuing operations, net of related tax payments.

     Despite the $6.1 million of cash used in operating activities in the 2001 first half, we expect positive cash flows from operations during the second half of 2001 due to the expectation (1) of continuing profitable operations for the remainder of the year and (2) that the significant factors impacting the cash used by changes in operating assets and liabilities in the 2001 first half should not recur during the second half of 2001.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $598.7 million at July 1, 2001, reflecting a current ratio, which equals current assets divided by current liabilities, of 6.7:1. Working capital increased $2.4 million from $596.3 million at December 31, 2000.

     Our total capitalization at July 1, 2001 was $674.1 million consisting of stockholders' equity of $329.5 million, $300.8 million of long-term debt, including current portion, and a $43.8 million forward purchase obligation for common stock discussed below under "Treasury Stock Purchases." Our total capitalization increased $39.3 million from $634.8 million at December 31, 2000 principally due to (1) net income of $47.7 million and (2) proceeds of $3.0 million from stock option exercises, both partially offset by (1) repayments of long-term debt of $8.0 million and (2) repurchases of $3.7 million of our common stock discussed below under "Treasury Stock Purchases."

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $281.7 million as of July 1, 2001 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Indenture, we currently estimate that we will repay $7.7 million during the remaining six months of fiscal 2001 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. Available funds to Arby's Franchise Trust to pay principal on the Securitization Notes are franchisee fees, royalties and other payments received by Arby's Franchise Trust under all domestic and Canadian Arby's restaurant franchising agreements after payment of (1) operating expenses of Arby's Franchise Trust,
(2) servicing fees payable to our subsidiary, Arby's, Inc., and one of its subsidiaries to cover the costs of administering the franchise license agreements, (3) insurance premiums related to insuring the payment of principal and interest on the Securitization Notes and (4) interest on the Securitization Notes. Any remaining cash is available for distribution by Arby's Franchise Trust to its parent as long as Arby's Franchise Trust meets the minimum debt service coverage ratio, as defined under the Indenture. That requirement is currently 1.2:1, subject to increases to a maximum of 1.7:1, based upon 75% of our highest previously-reported ratio. Our highest previously-reported ratio was 1.6:1, 75% of which is 1.2:1. The Securitization Notes are subject to mandatory redemption if the Arby's Franchise Trust debt service coverage ratio is less than 1.2:1, until such time as the ratio exceeds 1.2:1 for six consecutive months. The debt service coverage ratio is based on the preceding four calendar months of activity and was 1.4:1 for the four months ended June 30, 2001. The Securitization Notes are redeemable by us at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets of Arby's Franchise Trust with a total book value of $46.4 million as of July 1, 2001 consisting of cash, including a cash reserve account of $30.6 million, and royalty receivables.

     The Indenture contains various covenants with respect to Arby's Franchise Trust which (1) require periodic financial reporting, (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. We were in compliance with all of such covenants as of July 1, 2001. As of July 1, 2001 Arby's Franchise Trust had $1.8 million available for the payment of distributions indirectly to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax liabilities to Triarc or, to the extent of any excess, make distributions to Triarc through Arby's parent.

Other Long-Term Debt

     We have an 8.95% secured promissory note payable through 2006 in an outstanding principal amount of $15.8 million as of July 1, 2001, of which $0.8 million is due during the second half of 2001.

     Our total scheduled long-term debt repayments during the second half of 2001 are $9.6 million consisting principally of the $7.7 million due under the Securitization Notes, $0.8 million due on the 8.95% secured promissory note and $1.1 million under a secured bank term loan entered into subsequent to July 1, 2001 to finance the aircraft purchase discussed below under "Capital Expenditures."

Guarantees and Commitments

     In July 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business retaining a 1% special limited partner interest in National Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of National Propane, L.P., it would indemnify the purchaser of National Propane, L.P. for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of National Propane, L.P., aggregating approximately $138.0 million as of July 1, 2001, if National Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of National Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require National Propane, L.P. to repurchase the 1% special limited partner interest. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

     Arby's sold all of its company-owned restaurants in 1997. The purchaser of the restaurants assumed certain operating and capitalized lease payments (approximately $77.0 million as of July 1, 2001, assuming the purchaser has made all scheduled payments through that date) for which Arby's remains contingently liable if the purchaser does not make the required payments. In connection with such sale, Triarc guaranteed the repayment of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser (approximately $45.0 million as of July 1, 2001, assuming the purchaser has made all scheduled repayments through that date). Triarc is also a guarantor of $0.5 million (as of July 1, 2001) of mortgage and equipment notes for which one of our subsidiaries is co-obligor with the purchaser of the restaurants. The purchaser is primarily responsible for repaying such notes.

     In January 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., which we refer to as MCM, an 8.4% equity investee of ours, to a major financial institution. In consideration for the guarantee, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount has been reduced to $6.7 million as of July 1, 2001 and will be further reduced by (1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions, either by us, MCM or another significant stockholder of MCM or any of their affiliates. Certain of our present and former officers, including entities controlled by them, collectively owned approximately 18.9% of MCM as of July 1, 2001. These present and former officers are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of MCM, including our present and former officers referred to above, on a joint and several basis, have entered into agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of MCM, of which we would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties to the guarantees of the revolving credit borrowings and certain related agreements fully perform thereunder. We have been advised that as of July 1, 2001 MCM had $14.3 million of outstanding revolving credit borrowings. At July 1, 2001 we had $15.4 million of highly liquid United States government debt securities in a custodial account at the financial institution providing the revolving credit facility. Such securities under the guarantees of the revolving credit borrowings are subject to set off under certain circumstances if the parties to these guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. MCM has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guarantees.

     In addition to the guarantees described above, we and our present and former officers who invested in MCM prior to the initial public offering and certain of its other stockholders, through a newly-formed limited liability company, CTW Funding, LLC, which we refer to as CTW, made available to MCM a $2.0 million revolving credit facility which presently extends through September 30, 2001 to meet working capital requirements. We own an 8.7% interest in CTW and, should any borrowings under this revolving credit facility occur, all members of CTW would be required to fund the borrowings in accordance with their percentage interests. In return, CTW has cumulatively received warrants to purchase an aggregate of 200,000 shares of MCM common stock at $.01 per share through July 1, 2001, of which warrants to purchase 50,000 shares of its common stock relate to the extension of this revolving credit facility from June 30, 2001 to September 30, 2001. Subsequent to September 30, 2001, the revolving credit facility may be renewed through December 31, 2001 by MCM for additional warrants to purchase 50,000 shares of its common stock at $.01 per share. Any borrowings under the MCM revolving credit facility would bear interest at 12% and be due on December 31, 2001; however, through July 1, 2001 there have been no borrowings under this revolving credit facility.

Capital Expenditures

     Cash capital expenditures amounted to $1.0 million during the six months ended July 1, 2001. We expect that cash capital expenditures will approximate $24.7 million for the six months ended December 30, 2001, which includes $23.6 million for the purchase of an aircraft in July 2001 described below. There were $23.7 million of outstanding commitments as of July 1, 2001, including the $23.6 million commitment for the aircraft purchase of which we had made a $2.4 million deposit prior to July 1, 2001.

     Subsequent to July 1, 2001 we purchased an aircraft for $23.6 million, which was substantially financed by a $22.6 million secured bank term loan repayable over seven years, of which $1.1 million is due during the second half of 2001. The loan bears interest, at our option, at the prime rate (6.75% at July 1, 2001) or the one-month London Interbank Offered Rate, which we refer to as LIBOR (3.86% at July 1, 2001), plus 1.85%. We also entered into an interest rate swap agreement on this variable-rate loan whereby we will effectively pay a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5%. We plan to surrender our existing fractional interests in certain other aircraft during the second half of 2001 and receive cash payments equal to the appraised value of those interests, which we expect will total approximately $4.6 million.

Acquisitions and Investments

     As of July 1, 2001, we have $710.3 million of cash, cash equivalents and investments, including $43.8 million of investments classified as non-current and net of $9.1 million of short-term investments sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of July 1, 2001. The non-current investments include $22.7 million of Trust investments designated to satisfy the deferred compensation payable to related parties. We are presently evaluating our options for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     During the six months ended July 1, 2001, we paid $381.0 million of estimated income taxes attributable to the Snapple Beverage Sale and a related tax agreement with Cadbury. Under this related tax agreement, both we and Cadbury jointly elected to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code. We received $200.0 million of proceeds from Cadbury during the second quarter of 2001 for making this election. The $381.0 million of tax payments, net of the $200.0 million of proceeds from Cadbury, are reflected in net cash used in discontinued operations in the accompanying condensed consolidated statement of cash flows for the six months ended July 1, 2001.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our Class A common stock under a stock repurchase program that ends on January 18, 2002. Through July 1, 2001 we have not repurchased any shares under this program and we cannot assure you that we will make any or all of the $50.0 million of repurchases authorized under this program. Additionally, our management was authorized to repurchase our Class A common stock under a $30.0 million stock repurchase program that expired on May 25, 2001. Under the $30.0 million stock repurchase program, we repurchased 1,045,834 shares for a total cost of $25.9 million during 2000 and an additional 150,600 shares for a total cost of $3.7 million during the first quarter of 2001.

     Pursuant to a contract entered into in August 1999, as of July 1, 2001 we had a remaining obligation to repurchase 1,999,207 shares of our Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer. This repurchase was made on August 10, 2001 for $43.8 million. This repurchase was at a negotiated fixed price of $21.93 per share based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

     As of July 1, 2001, our consolidated cash requirements for continuing operations for the second half of 2001, exclusive of operating cash flow requirements, consist principally of (1) a payment of $43.8 million for the repurchase of 1,999,207 shares of our Class B common stock from affiliates of Victor Posner made on August 10, 2001, (2) a maximum $50.0 million of payments for repurchases, if any, of our Class A common stock for treasury under our current stock repurchase program, (3) capital expenditures of approximately $22.3 million, net of a $2.4 million deposit made during the second quarter of 2001, (4) scheduled debt principal repayments aggregating $9.6 million and (5) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) an aggregate $666.5 million of existing cash and cash equivalents and short-term investments, net of $9.1 million of short-term investments sold with an obligation for us to purchase, (2) the $22.6 million secured bank term loan used to finance the aircraft purchase and (3) cash flows from operations.

Legal Matters

     We are involved in stockholder litigation, other litigation and claims incidental to our businesses. We have reserves for all of such legal matters aggregating $1.6 million as of July 1, 2001. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to us, based on currently available information and given our aforementioned reserves, we do not believe that such legal matters will have a material adverse effect on our consolidated financial position or results of operations.

     In addition, in connection with the Snapple Beverage Sale, the purchase and sale agreement provides for a post-closing adjustment. Cadbury has stated that it believes that it is entitled to receive from us a post-closing adjustment of approximately $27.6 million and we have stated that we believe that we are entitled to receive from Cadbury a post-closing adjustment of approximately $5.6 million, in each case plus interest from the closing date. In accordance with the terms of the purchase and sale agreement, we and Cadbury are currently selecting an arbitrator for the purpose of determining the amount of the post-closing adjustment. We are currently unable to determine when such post-closing adjustment process will be completed.

Seasonality

     Our continuing operations are not significantly impacted by seasonality, however our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Statement 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001 and supersedes Accounting Principles Board Opinion No. 16 "Business Combinations." The most significant accounting differences from Opinion 16 are that Statement 141 requires that all business combinations be accounted for under the purchase method, thereby eliminating the pooling-of-interests method, and establishes new criteria for identifying acquired intangibles separately from Goodwill with the expectation that more intangibles will now be identified. Statement 141 also expands the disclosure requirements of Opinion 16. As the provisions of Statement 141 apply prospectively to business combinations initiated after June 30, 2001, its adoption will not have any immediate effect on our consolidated financial position or results of operations. Further, since we historically have not been able to meet the criteria for pooling-of-interests accounting, the elimination of that method will have no effect on us.

     Statement 142 addresses financial accounting and reporting for acquired Goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets." Statement 142 adopts an aggregate approach to Goodwill, compared with the transaction-based approach of Opinion 17, by accounting for Goodwill on combined reporting units that include an acquired entity. The more significant accounting provisions of Statement 142 include (1) the discontinuance of the amortization of Goodwill and other identified intangible assets that have indefinite useful lives, (2) the requirement to test Goodwill and any other intangible asset with an indefinite useful life for impairment at least annually and (3) the continuance of the amortization of intangibles with finite useful lives. Statement 142 also expands the required disclosures for Goodwill and other intangible assets. The provisions of Statement 142 are effective starting with the first quarter of our fiscal year 2002; however, any Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of Statement 142. The carrying amount of our Goodwill at July 1, 2001 was $18.3 million. Amortization of Goodwill for the six months ended July 1, 2001 was $0.4 million and is expected to total $0.8 million for our full fiscal year 2001. Under the provisions of Statement 142, we will continue to amortize existing Goodwill until the end of fiscal 2001 but will no longer amortize Goodwill after our fiscal year 2001. We will instead review the carrying amount of Goodwill at least annually for any impairment and recognize an impairment loss if the carrying amount of Goodwill is not recoverable and its carrying amount exceeds its fair value. We currently do not believe that any of our existing Goodwill is presently impaired or will require the recognition of an impairment loss upon the adoption of Statement 142. We currently believe that our intangible assets other than Goodwill, principally trademarks, with a carrying amount of $5.7 million as of July 1, 2001, have finite useful lives and will not be affected by Statement 142. Statement 142 was not issued until late in June 2001 and we are presently evaluating the effect of its implementation. However, based on the reasons set forth above, we do not expect that the adoption of Statement 142 will have any material immediate effect on our consolidated financial position or results of operations.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Certain statements under this caption "Quantitative and Qualitative Disclosures about Market Risk" constitute "forward-looking statements" under the Private Securities Litigation Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Special Note Regarding Forward-Looking Statements and Projections in "Part II - Other Information" preceding "Item 1."

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. In connection with the Snapple Beverage Sale on October 25, 2000, substantially all of our then existing long-term debt was repaid or assumed by Cadbury. However, historically we generally used interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure on earnings and cash flows from increases in short-term interest rates. The cap agreements usually are at significantly higher than market interest rates prevailing at the time the cap agreements are entered into and are intended to protect against very significant increases in short-term interest rates. The interest rate swap agreements are used in order to fix the interest rate on the related variable-rate debt and are also intended to protect against increases in short-term interest rates. At July 1, 2001 all of our debt is fixed rate and, since we have no variable-rate debt, we have no interest rate cap agreements or interest rate swap agreements outstanding. The fair market value of our fixed-rate debt will decline if interest rates increase. Subsequent to July 1, 2001 we borrowed $22.6 million under a secured bank term loan repayable over seven years and bearing interest at variable rates based, at our option, on the prime rate or the one-month LIBOR. In connection therewith, we entered into an interest rate swap agreement on this variable-rate debt effectively establishing a fixed interest rate, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the swap agreement, the fair market value of the interest rate swap agreement and the embedded written call option nets to zero but, as interest rates either increase or decrease, the fair market values of the interest rate swap agreement and written call option will move in the same direction but not necessarily by the same amount. This swap agreement, however, does not fully protect us from exposure to significant increases in interest rates due to the written call option. In addition to our fixed-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from one to twenty-seven years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of our investments. We have a management investment committee whose duty it is to oversee our continuing compliance with the restrictions embodied in our policies.

 Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of investment limited partnerships and similar investment entities in which we have invested. We monitor these exposures and periodically determine our need for use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our primary foreign subsidiary exposures relate to operations in Canada and, prior to the Snapple Beverage Sale, related to operations in Canada and Europe. Our primary export revenue exposures relate to royalties in Canada and, prior to the Snapple Beverage Sale, related to sales in Canada, the Caribbean and Europe. As a result of the Snapple Beverage Sale, a portion of such foreign operations and such export sales are included in the "Income (loss) from operations" component of "Total income (loss) from discontinued operations" in the accompanying condensed consolidated income statement for the six-month period ended July 2, 2000. Foreign operations and foreign export revenues of continuing operations for our most recent full fiscal year ended December 31, 2000 represented only 4% of our total revenues and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 31, 2000 would not have had a material effect on our consolidated financial position or results of operations.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. As a result of the relatively low levels of interest rates currently available on risk-minimized investments, we currently are considering adjusting our asset allocations to increase the portion of our investments which offer the opportunity for higher, but more risk-inherent, returns and lower the portion of our risk-minimized investments. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of July 1, 2001, such investments consisted of the following (in thousands):

       Cash equivalents included in "Cash and cash equivalents"
           on the accompanying condensed consolidated balance sheet..$  393,487
       Short-term investments........................................   272,768
       Restricted cash equivalents...................................    32,539
       Non-current investments.......................................    43,800
                                                                     ----------
                                                                     $  742,594
                                                                     ==========

     Our cash equivalents are short-term, highly liquid investments and consist principally of United States government agency debt securities with a maturity of three months or less when acquired and stable value money market funds. Our short-term investments include $180,501,000 of United States government agency debt securities with a maturity of twelve months when acquired. These highly liquid investments constitute over 86% of our combined cash equivalents and short-term investments.

       Our investments at July 1, 2001 are classified in the following general types or categories:



                                                                        Investments at       Carrying Value
                                                           Investments   Fair Value or   ------------------------
                Type                                         at Cost       Equity          Amount       Percentage
                ----                                         -------       ------          ------       ----------
                                                                        (In thousands)
Cash equivalents ..........................................$   393,487   $   393,487    $   393,487          53%
Restricted cash equivalents................................     32,539        32,539         32,539           4
Company-owned securities accounted for as:
        Trading securities.................................     16,333        13,813         13,813           2
        Available-for-sale securities......................    232,623       236,209        236,209          32
Investments in investment limited partnerships and
     similar investment entities accounted for at:
        Cost...............................................     51,142        62,098         51,142           7
        Equity.............................................      8,250         8,708          8,708           1
Other non-current investments accounted for at:
       Cost................................................      5,310         5,310          5,310           1
       Equity..............................................      3,195         1,386          1,386         --
                                                           -----------   -----------    -----------  ----------
Total cash equivalents and long investment positions ......$   742,879   $   753,550    $   742,594         100%
                                                           ===========   ===========    ===========  ==========

Securities sold with an obligation for us to
     purchase accounted for as trading securities..........$   (11,334)  $    (9,116)   $    (9,116)        N/A
                                                           ===========   ===========    ===========  ==========



     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains reported within other comprehensive income, net of income taxes, reported as a component of stockholders' equity or included as a component of net income, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold.
Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. The cost of such investments as reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at July 1, 2001 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

       The following tables reflect the estimated effects on the market value of our financial instruments as of July 1, 2001 based upon assumed immediate adverse effects as noted below.

Trading Portfolio:

                                                   Carrying       Equity
                                                     Value      Price Risk
                                                     -----      ----------
                                                        (In thousands)

       Equity securities ..........................$  11,885    $  (1,189)
       Debt securities.............................    1,928         (193)
       Securities sold with an obligation
          for us to purchase.......................   (9,116)         912

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

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we invest from their levels at July 1, 2001, with all other variables held constant. For purposes of this analysis, our debt securities, primarily convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Portfolio:


                                                            Carrying      Interest         Equity        Foreign
                                                              Value       Rate Risk      Price Risk   Currency Risk
                                                              -----       ---------      ----------   -------------
                                                                                 (In thousands)

       Cash equivalents ...................................$   393,487    $     (485)    $      --     $     --
       Restricted cash equivalents.........................     32,539           (40)           --           --
       Available-for-sale equity securities ...............     23,996           --          (2,400)         --
       Available-for-sale government debt securities.......    185,480        (2,782)           --           --
       Available-for-sale corporate debt securities........     19,149        (1,532)           --           --
       Available-for-sale debt mutual fund.................      7,584          (220)           --           --
       Other investments ..................................     66,546        (2,139)        (3,651)      (1,137)
       Long-term debt......................................    300,769       (14,021)           --           --



     The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous change in market interest rates of one percentage point from their levels at July 1, 2001 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at July 1, 2001, both with all other variables held constant. Our cash equivalents and restricted cash equivalents are short-term in nature with a maturity of three months or less when acquired and, for purposes of this sensitivity analysis, have been assumed to each have an average maturity of 45 days. Our available-for-sale government debt securities are substantially short-term United States government agency debt securities and, to a much lesser extent, long-term collateralized mortgage obligations and, for purposes of this sensitivity analysis, have been assumed to have a weighted average maturity of 1-1/2 years. For purposes of this sensitivity analysis our available-for-sale corporate debt securities and our available-for-sale debt mutual fund are assumed to have an average maturity of 8 years and 2-3/4 years, respectively. The interest rate risk reflects, for each of these debt investments, the effect of the assumed decrease of one percentage point in market interest rates over the average maturity of each of these investments. To the extent interest rates continue to be one percentage point below their levels at July 1, 2001 at the time these securities mature and assuming we reinvested in similar securities, the effect of the interest rate risk would continue beyond the maturities assumed. The interest rate risk presented with respect to long-term debt represents the potential impact the indicated change has on the fair value of such debt and on our financial position and not our results of operations since all of our debt at July 1, 2001 is fixed-rate debt. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at July 1, 2001, with all other variables held constant. For purposes of this analysis, with respect to investments in investment limited partnerships and similar investment entities accounted for at cost, (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was assumed to be unchanged since December 31, 2000 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency were assumed to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities.

     Pursuant to a contract entered into in 1999, as of July 1, 2001 we had a remaining obligation to repurchase an aggregate of 1,999,207 shares of our Class B common stock which was subsequently repurchased on August 10, 2001. At July 1, 2001 the aggregate obligation of $43,843,000 related to this remaining purchase has been reflected as a separate line item between the liabilities and stockholders' equity sections in the accompanying condensed consolidated balance sheet with an equal offsetting decrease to stockholders' equity. Although these purchases were negotiated at fixed prices, any decrease in the equity market in which our stock is traded would have had a negative impact on the fair value of the recorded obligation. However, that same decrease would have had a corresponding positive impact on the fair value of the offsetting amount included in stockholders' equity. Accordingly, since any change in the equity markets would have had an offsetting effect upon our financial position, no market risk was assumed for this financial instrument.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Part II.     Other Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company") and those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

     o   Competition, including product and pricing pressures;

     o   Success of operating initiatives;

     o   The ability to attract and retain franchisees;

     o   Development and operating costs;

     o   Advertising and promotional efforts;

     o   Brand awareness;

     o   The existence or absence of positive or adverse publicity;

     o   Market acceptance of new product offerings;

     o   New product and concept development by competitors;

     o Changing trends in consumer tastes and preferences (including changes resulting from health or safety concerns with respect to the consumption of beef) and in spending and demographic patterns;

     o   The business viability of key franchisees;

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

     o General economic, business and political conditions in the countries and territories where franchisees operate;

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

Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, on September 14, 1999, William Pallot filed a purported derivative action against our directors and other defendants, and naming us as a nominal defendant, in the Supreme Court of the State of New York, New York County. On October 31, 2000, the court granted the defendants' motion to dismiss the complaint, and on November 13, 2000, Mr. Pallot served a notice of appeal. The appeal is currently scheduled to be argued in October 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

     On June 21, 2001, Triarc held its Annual Meeting of Stockholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Joseph
A. Levato, David E. Schwab II, Jeffrey S. Silverman, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, ratifying the appointment of Deloitte & Touche LLP as Triarc's independent certified public accountants.

     The voting on the above matters is set forth below:

          Nominee                   Votes For          Votes Withheld
          -------                  ----------          ---------------
       Nelson Peltz                19,087,469                391,733
       Peter W. May                19,087,297                391,905
       Hugh L. Carey               19,022,069                457,133
       Clive Chajet                19,087,485                391,717
       Joseph A. Levato            18,943,985                535,217
       David E. Schwab II          19,087,485                391,717
       Jeffrey S. Silverman        17,952,344              1,526,858
       Raymond S. Troubh           19,028.621                450,581
       Gerald Tsai, Jr.            17,958,880              1,520,322

       Proposal 2 - There were 19,161,213 votes for, 292,447 votes against and 25,542 abstentions.

Item 5.  Other Events

Repurchase of Class B Common Stock

     On August 10, 2001, the Company purchased all of the remaining 1,999,207 non-voting Triarc Class B common shares held by affiliates of Victor Posner at a per share price of $21.93, for a total purchase price of approximately $43.8 million, pursuant to a definitive purchase agreement approved by the Company's Board of Directors in August 1999. As previously announced, under such agreement the Company agreed to purchase for cash all of the 5,997,622 non-voting Class B common shares held by Victor Posner affiliates in three separate transactions, at prices ranging from $20.44 to $21.93. The Company previously purchased approximately 2.0 million Class B common shares at $20.44 per share in August 1999 and approximately 2.0 million Class B common shares at $21.18 per share in August 2000.

Sale of Beverage Businesses

     On October 25, 2000, Triarc completed the sale of its beverage businesses by selling all of the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc ("Cadbury"). The purchase and sale agreement for the transaction provides for a post-closing adjustment. Cadbury has stated that it believes that it is entitled to receive from Triarc a post-closing adjustment of approximately $27.6 million and Triarc has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of approximately $5.6 million, in each case plus interest from the closing date. In accordance with the terms of the purchase and sale agreement, Triarc and Cadbury are currently selecting an arbitrator for the purpose of determining the amount of the post-closing adjustment. We are currently unable to determine when such post-closing adjustment process will be completed.

Arby's

     As of July 1, 2001, franchisees have committed to open approximately 650 Arby's restaurants over the next ten years. That number reflects a reduction of 283 future store commitments as a result of the following: (i) the announcement by Sybra, Inc., the second largest domestic franchisee of Arby's restaurants, that it would be unable to comply with its development agreement, which calls for it to open an additional 163 Arby's restaurants through 2006; (ii) the insolvency of Arby's United Kingdom franchisee, resulting in the loss of 99 future commitments; and (iii) the termination of the existing franchises and all future development rights of Arby's Indonesian franchisee, resulting in the loss of 21 future commitments.

     Arby's does not expect to find other franchisees in the United Kingdom or Indonesia to replace the above commitments. Arby's is in negotiations with Sybra and expects that Sybra will continue to develop new Arby's restaurants, but at a slower pace than that required by its development agreement. Arby's also expects to recruit new franchisees to develop restaurants in Sybra's former territories. The Company believes that the outcome of the matters described above will not have material adverse effect on the consolidated financial condition of the Company or its results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

        10.1 - First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to
               Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 13, 2001 (SEC file no. 1-2207).

        10.2 - First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to
               Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 13, 2001 (SEC file no. 1-2207).

(b)      Reports on Form 8-K

     The Registrant filed a report on Form 8-K on June 15, 2001, which included information under Item 9 of such form.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIARC COMPANIES, INC.
                                    (Registrant)




Date: August 14, 2001               By: /S/ FRANCIS T. McCARRON
                                    ---------------------------
                                    Francis T. McCarron
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Company)



                                    By: /S/ FRED H. SCHAEFER
                                    ------------------------
                                    Fred H. Schaefer
                                    Senior Vice President and
                                    Chief Accounting Officer
                                    (Principal accounting officer)

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

                                  Exhibit Index
                                  -------------

Exhibit
 No.                              Description                        Page No.
-------                           -----------                        --------

10.1 - First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and WilmingtonTrust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 13, 2001 (SEC file no. 1-2207).

10.2 - First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 13, 2001 (SEC file no. 1-2207).