Form 10-Q
period 2001-09-30
TRIARC COMPANIES INC
filed 2001-11-13
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                     Yes (X)     No (  )

     There were 20,376,692 shares of the registrant's Class A Common Stock outstanding as of the close of business on October 31, 2001.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,           September 30,
                                                                                             2000 (A)                2001
                                                                                             --------                ----
                                                                                                     (In thousands)
                                                                                                       (Unaudited)
                                                        ASSETS

Current assets:
    Cash and cash equivalents............................................................$     596,135         $    363,070
    Short-term investments...............................................................      314,017              265,079
    Receivables..........................................................................       14,565               16,679
    Deferred income tax benefit .........................................................        9,659               11,457
    Prepaid expenses ....................................................................          677                1,891
                                                                                         -------------         ------------
      Total current assets...............................................................      935,053              658,176
Restricted cash equivalents..............................................................       32,684               32,539
Investments..............................................................................       11,595               44,957
Properties ..............................................................................       40,097               62,183
Unamortized costs in excess of net assets of acquired companies..........................       18,764               18,133
Other intangible assets..................................................................        6,070                5,603
Deferred costs and other assets..........................................................       23,161               22,571
                                                                                         -------------         ------------
                                                                                         $   1,067,424         $    844,162
                                                                                         =============         ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt....................................................$      17,017         $     23,817
    Accounts payable.....................................................................       11,923                3,360
    Accrued expenses.....................................................................       65,365               64,621
    Net current liabilities relating to discontinued operations..........................      244,429               23,147
                                                                                         -------------         ------------
      Total current liabilities..........................................................      338,734              114,945
Long-term debt...........................................................................      291,718              295,175
Deferred compensation payable to related parties.........................................       22,500               23,589
Deferred income taxes....................................................................       69,922               66,944
Deferred income and other liabilities....................................................       18,397               18,498
Forward purchase obligation for common stock.............................................       43,843                   --
Stockholders' equity:
    Common stock.........................................................................        3,555                3,555
    Additional paid-in capital...........................................................      211,967              212,602
    Retained earnings....................................................................      350,561              396,478
    Common stock held in treasury........................................................     (242,772)            (287,105)
    Common stock to be acquired..........................................................      (43,843)                  --
    Accumulated other comprehensive income (deficit).....................................        2,842                 (519)
                                                                                         -------------         ------------
      Total stockholders' equity ........................................................      282,310              325,011
                                                                                         -------------         ------------
                                                                                         $   1,067,424         $    844,162
                                                                                         =============         ============



(A) Derived from the audited consolidated financial statements as of December 31, 2000

     See accompanying notes to condensed consolidated financial statements.



                                           TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended               Nine Months Ended
                                                                     ------------------               -----------------
                                                                  October 1,    September 30,     October 1,   September 30,
                                                                     2000           2001             2000          2001
                                                                     ----           ----             ----          ----
                                                                          (In thousands except per share amounts)
                                                                                        (Unaudited)


Revenues, investment income and other income (expense):
    Royalties and franchise fees................................$    22,468     $   23,914       $   62,975    $   67,487
    Investment income, net......................................      6,973          5,906           28,045        29,229
    Other income (expense), net.................................        197            (33)             603         9,373
                                                                -----------     ----------       ----------    ----------
       Total revenues, investment income and
          other income .........................................     29,638         29,787           91,623       106,089
                                                                -----------     ----------       ----------    ----------

Costs and expenses:
    General and administrative..................................     16,842         21,141           52,900        58,175
    Depreciation and amortization, excluding amortization
       of deferred financing costs..............................      1,352          1,554            4,066         4,719
    Interest expense ...........................................        521          7,122            1,764        23,485
    Insurance expense related to long-term debt.................         --          1,184               --         3,624
                                                                -----------     ----------       ----------    ----------
       Total costs and expenses.................................     18,715         31,001           58,730        90,003
                                                                -----------     ----------       ----------    ----------
             Income (loss) from continuing operations
                before income taxes.............................     10,923         (1,214)          32,893        16,086
Provision for income taxes......................................     (4,218)          (554)         (13,605)       (8,686)
                                                                -----------     ----------       ----------    ----------
             Income (loss) from continuing operations...........      6,705         (1,768)          19,288         7,400
                                                                -----------     ----------       ----------    ----------

Income (loss) from discontinued operations, net of income taxes:
    Loss from operations........................................     (3,337)            --           (8,610)          --
    Gain on disposal............................................         --             --               --        38,517
                                                                -----------     ----------       ----------    ----------
       Total income (loss) from discontinued operations.........     (3,337)            --           (8,610)       38,517
                                                                -----------     ----------       ----------    ----------
             Net income (loss)..................................$     3,368     $   (1,768)      $   10,678    $   45,917
                                                                ===========     ==========       ==========    ==========

Basic income (loss) per share:
             Continuing operations..............................$       .29     $     (.08)      $      .82    $      .34
             Discontinued operations............................       (.14)            --             (.37)         1.75
                                                                -----------     ----------       ----------    ----------
             Net income (loss)..................................$       .15     $     (.08)      $      .45    $     2.09
                                                                ===========     ==========       ==========    ==========

Diluted income (loss) per share:
             Continuing operations..............................$       .28     $     (.08)      $      .78    $      .32
             Discontinued operations............................       (.14)            --             (.35)         1.66
                                                                -----------     ----------       ----------    ----------
             Net income (loss)..................................$       .14     $     (.08)      $      .43    $     1.98
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



                                           TRIARC COMPANIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                      -----------------
                                                                                                 October 1,      September 30,
                                                                                                   2000             2001
                                                                                                   ----             ----
                                                                                                      (In thousands)
                                                                                                        (Unaudited)

Cash flows from continuing operating activities:
    Net income.................................................................................$   10,678       $  45,917
    Adjustments to reconcile net income to net cash provided by continuing operating activities:
         Depreciation and amortization of properties ..........................................     2,623           3,058
         Amortization of costs in excess of net assets of acquired companies,
           other intangible assets and certain other items ....................................     1,443           1,661
         Amortization of deferred financing costs and original issue discount .................         5           1,570
         Deferred compensation provision ......................................................        --           1,089
         Operating investment adjustments, net (see below) ....................................   (10,130)         (5,412)
         Litigation settlement receivable .....................................................        --          (3,333)
         Deferred income tax provision (benefit) ..............................................    13,605          (2,978)
         (Income) loss from discontinued operations ...........................................     8,610         (38,517)
         Other, net ...........................................................................     3,439           2,064
         Changes in operating assets and liabilities:
           Decrease (increase) in receivables .................................................     1,654            (371)
           Decrease (increase) in prepaid expenses ............................................        63          (1,214)
           Increase (decrease) in accounts payable and accrued expenses  ......................     2,809          (1,369)
                                                                                               ----------       ---------
              Net cash provided by continuing operating activities ............................    34,799           2,165
                                                                                               ----------       ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below).....................................................    45,614           7,860
    Capital expenditures ......................................................................   (10,421)        (25,158)
    Other .....................................................................................     1,400              (6)
                                                                                               ----------       ---------
              Net cash provided by (used in) continuing investing activities ..................    36,593         (17,304)
                                                                                               ----------       ---------
Cash flows from continuing financing activities:
    Proceeds from long-term debt ..............................................................        --          22,590
    Repayments of long-term debt ..............................................................    (3,535)        (12,335)
    Repurchases of common stock for treasury ..................................................   (42,373)        (49,576)
    Proceeds from stock option exercises ......................................................     6,218           4,785
    Deferred financing costs ..................................................................        --            (625)
                                                                                               -----------         ------
              Net cash used in continuing financing activities ................................   (39,690)        (35,161)
                                                                                               ----------       ---------
Net cash provided by (used in) continuing operations ..........................................    31,702         (50,300)
Net cash used in discontinued operations ......................................................   (47,361)       (182,765)
                                                                                               ----------       ---------
Net decrease in cash and cash equivalents .....................................................   (15,659)       (233,065)
Cash and cash equivalents at beginning of period ..............................................   127,843         596,135
                                                                                               ----------       ---------
Cash and cash equivalents at end of period ....................................................$  112,184       $ 363,070
                                                                                               ==========       =========

Detail of cash flows related to investments:
    Operating investment adjustments, net:
      Proceeds from sales of trading securities ...............................................$   53,350       $  55,992
      Cost of trading securities purchased ....................................................   (42,829)        (52,097)
      Net recognized losses from trading securities ...........................................     3,302           2,689
      Net recognized gains from transactions in other than trading securities, equity in investment limited partnerships and gains on transactions in short positions
         in securities ........................................................................   (23,952)         (5,227)
      Accretion of discount on debt securities ................................................        (1)         (6,769)
                                                                                               ----------       ---------
                                                                                               $  (10,130)      $  (5,412)
                                                                                               ==========       =========
    Investing investment activities, net:
      Proceeds from sales of available-for-sale securities and other investments ..............$  115,505       $ 106,943
      Cost of available-for-sale securities and other investments purchased ...................   (64,479)        (95,027)
      Proceeds from securities sold short .....................................................    35,543          17,481
      Payments to cover short positions in securities .........................................   (40,955)        (21,537)
                                                                                               ----------       ---------
                                                                                               $   45,614       $   7,860
                                                                                               ==========       =========

                                    See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments and the adjustment to the gain on disposal of discontinued operations recognized during the Company's second quarter ended July 1, 2001 (see Note 2), necessary to present fairly the Company's financial position as of December 31, 2000 and September 30, 2001, its results of operations for the three and nine-month periods ended October 1, 2000 and September 30, 2001 and its cash flows for the nine-month periods ended October 1, 2000 and September 30, 2001 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 2000 commenced on January 3, 2000 and ended
October 1, 2000, with its third quarter commencing on July 3, 2000, and the Company's first nine months of 2001 commenced on January 1, 2001 and ended September 30, 2001, with its third quarter commencing on July 2, 2001. For purposes of these condensed consolidated financial statements, the periods (1) from July 3, 2000 to October 1, 2000 and January 3, 2000 to October 1, 2000 are referred to herein as the three-month and nine-month periods ended October 1, 2000, respectively, and (2) from July 2, 2001 to September 30, 2001 and January 1, 2001 to September 30, 2001 are referred to herein as the three-month and nine-month periods ended September 30, 2001, respectively.

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

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)


     The loss from discontinued operations for the three and nine-month periods ended October 1, 2000 resulted entirely from the net loss from operations of the sold beverage businesses which consisted of the following (in thousands):

                                                 Three Months      Nine Months
                                                     Ended            Ended
                                                October 1, 2000  October 1, 2000
                                                ---------------  ---------------

     Revenues, interest income and other income....$ 221,544       $ 638,168
     Income (loss) before income taxes.............      941          (4,784)
     Provision for income taxes....................   (4,278)         (3,826)
     Net loss......................................   (3,337)         (8,610)

     The income from discontinued operations for the nine months ended September 30, 2001 resulted entirely from adjustments to the previously recognized estimated gain on disposal of the Snapple Beverage Group and Royal Crown during the Company's second quarter ended July 1, 2001. These estimated net adjustments resulted from the realization of $200,000,000 of proceeds from Cadbury for the Company's election to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale.

     Net current liabilities relating to the discontinued businesses consisted of the following (in thousands):

                                                                                            December 31,         September 30,
                                                                                                2000                 2001
                                                                                                ----                 ----

     Accrued expenses, including accrued income taxes, of the discontinued
        operations of Snapple Beverage Group and Royal Crown..............................$     241,401        $     20,180
     Net liabilities of certain discontinued operations of SEPSCO, LLC, a
        subsidiary of the Company (net of assets held for sale of $234)...................        3,028               2,967
                                                                                          -------------        ------------
                                                                                          $     244,429        $     23,147
                                                                                          =============        ============

(3)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):

                                                                                Three Months Ended          Nine Months Ended
                                                                                ------------------          -----------------
                                                                             October 1,  September 30,  October 1,  September 30,
                                                                                2000         2001          2000         2001
                                                                                ----         ----          ----         ----

     Net income (loss).......................................................$   3,368   $  (1,768)      $ 10,678     $ 45,917
                                                                             ---------   ---------       --------     --------
     Net change in unrealized gains and/or losses on
        available-for-sale securities:
          Change in net unrealized appreciation and/or depreciation
              of available-for-sale securities...............................    1,071      (2,576)         1,416       (2,277)
          Less reclassification adjustments for prior period
              appreciation of securities sold during the period..............     (669)        (24)        (6,374)        (929)
                                                                             ---------   ---------       --------     --------
                                                                                   402      (2,600)        (4,958)      (3,206)
     Equity in the decrease in unrealized gain on a retained
        interest ............................................................      (16)         --            (54)        (159)
                                                                             ---------   ---------       --------     --------
                                                                                   386      (2,600)        (5,012)      (3,365)
     Net change in currency translation adjustment...........................        3         (28)          (106)           4
                                                                             ---------   ---------       --------     --------
                                                                                   389      (2,628)        (5,118)      (3,361)
                                                                             ---------   ---------       --------     --------
     Comprehensive income (loss).............................................$   3,757   $  (4,396)      $  5,560     $ 42,556
                                                                             =========   =========       ========     ========

(4)  Income (Loss) Per Share

     Basic income (loss) per share for the three-month and nine-month periods ended October 1, 2000 and September 30, 2001 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 22,867,000, 23,542,000, 21,206,000 and 21,921,000, respectively. Diluted income
(loss) per share for the three and nine-month periods ended October 1, 2000 and the nine-month period ended September 30, 2001 has been computed by dividing the income or loss by an aggregate 24,292,000, 24,841,000 and 23,150,000 shares, respectively. Diluted loss per share for the three-month period ended September 30, 2001 is the same as the basic loss per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations would have been antidilutive. The shares used for diluted income (loss) per share consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the 1,425,000, 1,057,000 and 1,229,000 share effects of dilutive stock options for the three and nine-month periods ended October 1, 2000 and the nine-month period ended September 30, 2001, respectively, computed using the treasury stock method and (2) the 242,000 share effect for the nine-month period ended October 1, 2000 of a forward purchase obligation for common stock (the "Forward Purchase Obligation") under which the Company repurchased 1,999,207 shares of its Class B common stock (the "Class B Shares") for $42,343,000 on August 10, 2000 and repurchased the remaining 1,999,207 Class B Shares for $43,843,000 on August 10, 2001. The shares for diluted income (loss) per share exclude any effect of (1) the assumed conversion of the Debentures through the date of their assumption by Cadbury and (2) a written call option on the Company's common stock, which commenced following the assumption of the Debentures by Cadbury, since the effect of each of these on income (loss) from continuing operations per share would have been antidilutive. In addition, the shares for diluted income (loss) per share for the three-month period ended October 1, 2000 and the three and nine-month periods ended September 30, 2001 exclude any effect of the Forward Purchase Obligation since the effect on income
(loss) from continuing operations per share in those periods would have been antidilutive.

(5)  Derivative Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative
Instruments and Hedging Activities," issued by the Financial Accounting Standards Board. SFAS 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires derivatives to be recorded on the balance sheet at fair value and establishes more restrictive criteria for hedge accounting. The only derivatives the Company had as of September 30, 2001 that are affected by SFAS 133 are (1) an interest rate swap agreement in connection with a bank term loan (see below) and (2) the conversion components of the Company's short-term investments in convertible debt securities, which had an aggregate carrying value of $1,738,000 as of September 30, 2001. In addition, the Company enters into put and call options on equity and debt securities. The Company enters into convertible debt and put and call derivatives as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with other investments, including convertible debt securities and put and call options. Since these investment-related derivatives are stated at fair value with the corresponding changes in fair value recorded in results of operations, the requirement of SFAS 133 to state the conversion component of the Company's investments in convertible debt securities and the put and call options at fair value had no impact on the Company's consolidated financial position or results of operations for the three and nine-month periods ended September 30, 2001. The interest rate swap agreement commenced August 1, 2001 in connection with the Company entering into a seven-year secured bank term loan in July 2001 which has an outstanding principal balance of $22,321,000 as of September 30, 2001. The bank term loan bears interest at variable rates, at the Company's option, at the prime rate or the one-month London Interbank Offered Rate ("LIBOR") plus 1.85%. The swap agreement effectively establishes a fixed interest rate on such variable-rate debt, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the swap agreement, the fair market value of the interest rate swap agreement and the embedded written call option netted to zero but, as interest rates either increase or decrease, the fair market values of the interest rate swap agreement and written call option will move in the same direction but not necessarily by the same amount. As of September 30, 2001, the net fair market value of the swap agreement and embedded written call option had changed to a payable position of $476,000, resulting in a $476,000 charge included in "Interest expense" in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001 with a corresponding liability in "Deferred income and other liabilities" in the accompanying condensed consolidated balance sheet as of September 30, 2001. The Company will continue to record a charge or credit to its results of operations in subsequent periods for any increase or decrease in the net fair market values of the interest rate swap agreement and the embedded written call option. The Company historically has not had transactions to which hedge accounting applied and did not have any during the nine-month period ended September 30, 2001. Accordingly, the more restrictive criteria for hedge accounting in SFAS 133 had no effect on the Company's consolidated financial position or results of operations during the three and nine-month periods ended September 30, 2001.

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

     On June 25, 1997 a class action lawsuit was filed which asserted, among other things, claims relating to certain awards of compensation to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") in 1994 through 1997. In August 2000 the parties to the lawsuit entered into a settlement agreement whereby (1) the case would be dismissed with prejudice, (2) the Company would receive an interest-bearing note (the "Executives' Note") from the Executives, in the aggregate amount of $5,000,000, receivable in three equal installments due March 31, 2001, 2002 and 2003 and (3) the Executives would surrender an aggregate of 775,000 stock options awarded to them in 1994. On January 30, 2001, the court entered an order and final judgment approving the settlement in full, which became effective March 1, 2001. The Company recorded the $5,000,000 during the three-month period ended April 1, 2001 as a reduction of compensation expense included in "General and administrative" in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 2001, since the settlement effectively represents an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum. The interest rate was adjusted on April 2, 2001 to 4.92% per annum and will be adjusted on April 1, 2002 by the difference, if any, between the one-month LIBOR on such date and one-month LIBOR on March 30, 2000 of 6.1325%. In accordance therewith, the Company recorded interest income on the Executives' Note of $107,000 for the nine-month period ended September 30, 2001. On March 30, 2001, the Company collected the first installment of $1,667,000 on the Executives' Note and subsequent thereto, collected $25,000 of related interest.

     In connection with the consummation of the Snapple Beverage Sale and the issuance of $290,000,000 principal amount of insured securitization notes during 2000, Triarc recorded incentive compensation of $22,500,000 during 2000 to the Executives which was invested in two deferred compensation trusts (the "Trusts") for their benefit in January 2001. Thereafter, the deferred compensation payable is adjusted for any increase or decrease in the fair value of the investments in the Trusts resulting in deferred compensation expense of $59,000 and $1,089,000 included in "General and administrative" in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001, respectively, and a deferred compensation payable of $23,589,000 as of September 30, 2001. Under generally accepted accounting principles in the United States of America we were only able to recognize investment income of $172,000 on the investments in the Trusts resulting in a $917,000 difference in the recognition of deferred compensation expense and the related investment income. This difference will reverse in future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or
(2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. The related obligation is reported as "Deferred compensation payable to related parties" and the investments in the Trusts, initially made in January 2001, are reported as "Investments" in the accompanying condensed consolidated balance sheets.

     The Company leases a helicopter from a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Executives, under a dry lease which, subject to renewal, expires in 2002. Annual rent for the helicopter was $369,000 from January 19, 2000 through September 30, 2000, and increased to $382,000 and $392,000 as of October 1, 2000 and October 1, 2001, respectively, as a result of annual cost of living adjustments. In connection with such lease, the Company had rent expense of $277,000 and $286,000 for the nine-month periods ended October 1, 2000 and September 30, 2001, respectively. Pursuant to this dry lease, the Company pays the operating expenses, including repairs and maintenance, of the helicopter directly to third parties. Through January 19, 2000 the Company also leased an airplane from TASCO pursuant to the dry lease under which the Company is leasing the helicopter. On that date the Company acquired the airplane through its acquisition of 280 Holdings, LLC, a then subsidiary of TASCO. Rental expense attributable to the airplane, including amortization of a $2,500,000 option entered into in 1997 relating to the lease, for the period from January 3, 2000 to January 19, 2000 amounted to $202,000. On January 19, 2000 the Company received $1,200,000 from TASCO representing the return of substantially all of the remaining unamortized amount paid for this option.

     In July 2001, in accordance with the terms of the Company's co-investment and corporate opportunity policy as adopted and approved by the audit committee of the Company's board of directors, the Company and certain of its senior executives co-invested $3,000,000 in K12 Inc. ("K12") resulting in the Company owning 3.5%, the senior executives owning 1.0% and unaffiliated parties owning 95.5% of K12. The Company advanced the funds for the purchases by the senior executives and transferred such ownership at the Company's cost to the senior executives for cash aggregating $222,000 and notes due the Company aggregating $444,000, of which one-half, or $222,000, are non-recourse notes. Such notes bear interest (6.75% at September 30, 2001) at the prime rate adjusted annually in July. The Company accounts for its investment in K12 in accordance with the cost method.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 22 to the consolidated financial statements contained in the Form 10-K.

(7)  Legal Matters

     The Company is involved in stockholder litigation, other litigation and claims and environmental matters incidental to its businesses. The Company has reserves for such legal matters aggregating $1,400,000 as of September 30, 2001. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

     In addition, in connection with the Snapple Beverage Sale, the purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from the Company a post-closing adjustment of $27,605,000 and the Company, on the other hand, has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of $5,586,000, in each case plus interest from the October 25, 2000 closing date. In accordance with the terms of the purchase and sale agreement, the Company and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. However, the arbitration process has not yet commenced. The Company currently expects such post-closing adjustment process to be completed in the first half of 2002.

(8)  Subsequent Events

     On October 25, 2001 the Company increased its total authorized capital stock to 300,000,000 shares, consisting of (1) the presently authorized 100,000,000 shares of Class A common stock, (2) 100,000,000 shares of a new Class B common stock and (3) an increase to 100,000,000 shares from the previously authorized 25,000,000 shares of preferred stock. In connection therewith, the previously authorized 25,000,000 shares of the former Class B Shares were eliminated and effectively canceled. The authorized preferred stock previously included 5,982,866 shares designated as redeemable preferred stock until such shares were retired on August 20, 2001. As a result, all of the authorized 100,000,000 shares of preferred stock are undesignated.

     As a result of the effective cancellation of the former Class B Shares, the Company will record an entry during the fourth quarter of 2001 within stockholders' equity which will reduce "Common stock" by $600,000, "Additional paid-in capital" by $83,211,000, "Retained earnings" by $43,324,000 and "Common stock held in treasury" by $127,135,000.

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

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first nine months of fiscal 2000 commenced on January 3, 2000 and ended October 1, 2000 and our third quarter of 2000 commenced on July 3, 2000. Our first nine months of fiscal 2001 commenced on January 1, 2001 and ended September 30, 2001 and our third quarter commenced on July 2, 2001. When we refer to the nine months ended October 1, 2000 or the first nine months of 2000, and the three months ended October 1, 2000, or the third quarter of 2000, we mean the periods from January 3, 2000 to October 1, 2000 and July 3, 2000 to October 1, 2000, respectively. When we refer to the nine months ended September 30, 2001 or the first nine months of 2001, and the three months ended September 30, 2001, or the third quarter of 2001, we mean the periods from January 1, 2001 to September 30, 2001 and July 2, 2001 to September 30, 2001, respectively.

     As disclosed in more detail in Note 2 to the accompanying condensed consolidated financial statements, on October 25, 2000 we completed the sale, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc (collectively referred to herein as Cadbury). Our former premium beverage business consisted of Snapple Beverage Group and our former soft drink concentrate business consisted of Royal Crown Company. These beverage businesses have been accounted for as discontinued operations in the accompanying condensed consolidated financial statements.

Results of Operations

Nine Months Ended September 30, 2001 Compared with Nine Months Ended October 1,
  2000

Royalties and Franchise Fees

     Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $4.5 million, or 7%, to $67.5 million for the nine months ended September 30, 2001 from $63.0 million for the nine months ended October 1, 2000 reflecting a $4.6 million, or 7%, increase in royalty revenue partially offset by a $0.1 million, or 4%, decrease in franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 75, or 2%, franchised restaurants and a 1.3% increase in same-store sales of franchised restaurants. The slight decrease in franchise fee revenue was principally due to the opening of 20 fewer franchised restaurants in the first nine months of 2001 compared with the first nine months of 2000 substantially offset by an increase in revenues recognized from forfeited deposits from expired contracts for new franchised restaurants and a decrease in franchise fee credits earned by franchisees under our remodeling incentive program. While we anticipate a continued combined increase in royalties and franchise fees for the fourth quarter of 2001 compared with the fourth quarter of 2000, such increase is projected to be at a lower rate than the 7% increase in combined royalties and franchise fees experienced for the first nine months of the year. Although we project an increase in the number of franchised restaurants during the fourth quarter of 2001, we currently expect the average net increase of franchised restaurants for the fourth quarter will be less than the average net increase of 75 referred to above for the first nine months of the year. As a result, we expect (1) royalties will be higher for the fourth quarter of 2001 compared with the fourth quarter of 2000, although increasing at a lesser rate than the 7% increase in royalty revenues referred to above for the first nine months of the year, and (2) franchise fees will be lower for the fourth quarter of 2001 compared with the fourth quarter of 2000.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     Investment income, net, increased $1.2 million, or 4%, to $29.2 million for the nine months ended September 30, 2001 from $28.0 million for the nine months ended October 1, 2000. This increase reflects (1) an $18.9 million increase in interest income on cash equivalents and short-term investments to $26.0 million in the first nine months of 2001 from $7.1 million in the first nine months of 2000, (2) a $0.3 million increase in dividend income to $1.3 million in the first nine months of 2001 compared with $1.0 million in the first nine months of 2000, (3) a $0.2 million decrease in the provision for unrealized losses on investments deemed to be other than temporary to $1.4 million in the first nine months of 2001 compared with $1.6 million in the first nine months of 2000 and
(4) a $0.1 million decrease in investment management and performance fees to $0.6 million in the first nine months of 2001 compared with $0.7 million in the first nine months of 2000. These increases were partially offset by (1) a $16.4 million decrease in recognized net gains, realized or unrealized as applicable, on our investments to $4.3 million in the first nine months of 2001 from $20.7 million in the first nine months of 2000, of which $10.3 million was attributable to our gain on the sale of one common stock investment during the first quarter of 2000 and $4.3 million was attributable to our gain on the sale of one common stock investment during the third quarter of 2000, neither of which recurred in the first nine months of 2001 and (2) a $1.9 million decrease in our net equity in the income or losses of investment limited partnerships and similar investment entities accounted for under the equity method to a loss of $0.4 million in the first nine months of 2001 compared with income of $1.5 million in the first nine months of 2000 primarily due to a reduction of our ownership in one of these investments as of April 2, 2000 resulting in it being accounted for under the cost method rather than the equity method of accounting in the first nine months of 2001. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in the first nine months of 2001 compared with the first nine months of 2000 as a result of the cash provided from the Snapple Beverage Sale and the $277.0 million of proceeds, net of $13.0 million of expenses, from our issuance of 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, on November 21, 2000. However, we currently anticipate interest income will be lower for the fourth quarter of 2001 compared with the fourth quarter of 2000 principally due to anticipated lower yields in the 2001 quarter, including the maturity on December 6, 2001 of $175.0 million of United States government agency debt securities, which yield 6.2% and which have maturities of twelve months when acquired, while current yields on similar securities are only approximately 2%. The recognized net gains on our securities and the provision for other than temporary losses on our securities may not recur in future periods.

Other Income (Expense), Net

     Other income, net, increased $8.8 million to $9.4 million for the nine months ended September 30, 2001 from $0.6 million for the nine months ended October 1, 2000. This increase was due to (1) $8.3 million of interest income related to our election to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained more fully below under "Discontinued Operations," recognized in the second quarter of 2001 representing interest for the period beginning 45 days after the October 25, 2000 date of the sale through the date of payment of the proceeds on June 14, 2001, (2) a $1.3 million decrease to $0.2 million in the first nine months of 2001 from $1.5 million in the first nine months of 2000 in our equity in the losses of investees other than investment limited partnerships and similar investment entities, principally due to a $1.6 million equity loss from the write-down of certain assets by an investee recognized in the second quarter of 2000 which did not recur in the first nine months of 2001 and (3) a $0.8 million reduction in the first nine months of 2001 in the fair value of a liability for a written call option on our Class A common stock effectively established on October 25, 2000 in connection with the assumption by Cadbury in the Snapple Beverage Sale of our zero coupon convertible subordinated debentures due 2018, which we refer to as the Debentures. Although the Debentures were assumed by Cadbury, they remain convertible into our Class A common stock and as such we have recorded the liability for such conversion at fair value and the reduction in the fair value of the liability was recognized in other income. The increases discussed above were partially offset by (1) the non-recurring collection in the second quarter of 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 2000 due to the former affiliate filing for bankruptcy protection, (2) $0.5 million of costs written off during the third quarter of 2001 for a proposed acquisition of an interest in a business not consummated and (3) other net decreases of $0.2 million.

General and Administrative

     Our general and administrative expenses increased $5.3 million, or 10%, to $58.2 million for the nine months ended September 30, 2001 from $52.9 million for the nine months ended October 1, 2000. This increase principally reflects
(1) higher incentive compensation costs of $5.7 million from $5.1 million in the first nine months of 2000 to $10.8 million in the first nine months of 2001 under our executive bonus plan due to the effect on the bonus calculation of the positive impact on our capitalization resulting from the Snapple Beverage Sale and the achievement of certain performance thresholds in the first nine months of 2001, (2) $1.1 million of compensation expense recognized in the first nine months of 2001 representing the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, invested in January 2001 for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, which is explained more fully below under "Income from Continuing Operations," (3) increases of $1.7 million in other compensation, including severance costs, and related benefit costs and (4) a $1.5 million reduction of insurance expense recognized in the second quarter of 2000 which did not recur in the first nine months of 2001 relating to the favorable settlement of insurance claims by the purchaser of a former insurance subsidiary that we sold in 1998 resulting in the collection of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale. Such increases were partially offset by (1) a $5.0 million reduction in compensation expense related to a note receivable from the Executives that we received in the first quarter of 2001 in connection with the settlement effective March 1, 2001 of a class action shareholder lawsuit which asserted claims relating to certain compensation awards to the Executives and (2) provisions of $1.2 million in the first nine months of 2000 which did not recur in the first nine months of 2001 for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products.

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

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.6 million, or 16%, to $4.7 million for the nine months ended September 30, 2001 from $4.1 million for the nine months ended
October 1, 2000. This increase reflects (1) a $0.4 million increase in amortization related to leasehold improvements completed in 2001 and (2) an increase of $0.3 million due to the accelerated amortization in the first quarter of 2001 of our costs related to the purchase of fractional interests in aircrafts, net of estimated redemption value, under timeshare agreements resulting from the anticipated early termination of the agreements, both less a net decrease of $0.1 million in other items.

Interest Expense

     Interest expense increased $21.7 million to $23.5 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended October 1, 2000. This increase is primarily attributable to (1) interest of $15.8 million in the first nine months of 2001 on our Securitization Notes issued on November 21, 2000 and $1.6 million of amortization of related deferred financing costs, (2) interest of $3.1 million for the period from March 15, 2001 through June 14, 2001 on the estimated income tax liability paid with the filing of our election on June 14, 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes as discussed more fully below under "Discontinued Operations" and (3) interest of $0.7 million in connection with a term loan with an outstanding principal balance of $22.3 million as of September 30, 2001 and related interest rate swap agreement used to finance the purchase of an aircraft during the third quarter of 2001.

Insurance Expense Related to Long-Term Debt

     The insurance expense related to long-term debt of $3.6 million for the nine months ended September 30, 2001 related to insuring the payment of principal and interest on the Securitization Notes. There was no similar charge in the first nine months of 2000.

Income Taxes

     The provision for income taxes represented effective rates of 54% for the nine months ended September 30, 2001 and 41% for the nine months ended October 1, 2000. The effective rate is higher in the first nine months of 2001 principally due to (1) the effect of higher non-deductible compensation costs,
(2) the differing impact of the mix of pretax income or loss among the consolidated entities since we file state tax returns on an individual company basis and (3) the non-deductible amortization of costs in excess of net assets of acquired companies, which we refer to as Goodwill. The effect of non-deductible compensation costs and Goodwill amortization is greater in the first nine months of 2001 due to lower projected 2001 full-year pretax income compared with the then projected 2000 full-year pretax income as of the end of the first nine months of 2000, excluding for both periods the projected pretax income related to the discontinued beverage businesses.

Income from Continuing Operations

     Our income from continuing operations decreased $11.9 million, or 62%, to $7.4 million for the nine months ended September 30, 2001 from $19.3 million for the nine months ended October 1, 2000 due to the after-tax effect of the variances explained in the captions above.

     As disclosed above, we recognized $1.1 million of compensation expense in the first nine months of 2001 for the increase in the fair value of the investments in the Trusts. However, under generally accepted accounting principles in the United States of America we were only able to recognize investment income of $0.2 million on the investments in the Trusts resulting in a $0.9 million difference in the recognition of deferred compensation expense and the related investment income. This difference will reverse in future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Discontinued Operations

     Income (loss) from discontinued operations was income of $38.5 million for the nine months ended September 30, 2001 compared with a loss of $8.6 million for the nine months ended October 1, 2000. The 2001 income resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses. These net adjustments result from the realization of $200.0 million of proceeds from Cadbury for our electing to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale. The 2000 loss resulted entirely from the net loss from operations of our discontinued beverage businesses during that period, as discussed in further detail below.

     Revenues, interest income and other income of the beverage businesses were $638.2 million in the first nine months of 2000. Revenues, interest income and other income of the premium beverage business reflected (1) strong demand for newer product introductions such as Snapple Elements(TM), a product platform of herbally enhanced drinks, introduced in April 1999, and Mistic Zotics(TM) introduced in April 2000 and (2) the positive effect of an increased focus by two premium beverage distributors on sales of our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively, through the date of the Snapple Beverage Sale on October 25, 2000. Revenues, interest income and other income of the soft drink concentrate business reflected higher average selling prices resulting from (1) price increases for most domestic concentrates effective November 1999 and (2) a shift of our private label sales to sales of higher-priced flavor concentrates from sales of lower-priced cola concentrates.

     The beverage businesses generated a pretax loss of $4.8 million in the first nine months of 2000 principally reflecting the negative impact of operating costs and expenses associated with the acquisition of the two premium beverage distributors referred to above and interest expense related to additional borrowings and the effect of an increasing interest rate environment on the beverage business' variable-rate debt. The beverage businesses had a provision for income taxes of $3.8 million despite a loss before income taxes for the nine months ended October 1, 2000 principally due to the amortization of non-deductible Goodwill and the differing impact of the mix of pretax loss or income among the consolidated entities since we file state income tax returns on an individual company basis.

Three Months Ended September 30, 2001 Compared with Three Months Ended
  October 1, 2000

Royalties and Franchise Fees

     Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $1.4 million, or 6%, to $23.9 million for the three months ended September 30, 2001 from $22.5 million for the three months ended October 1, 2000 reflecting a $1.9 million, or 9%, increase in royalty revenue partially offset by a $0.5 million, or 48%, decrease in franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 61, or 1.9%, franchised restaurants and a 1.6% increase in same-store sales of franchised restaurants. The decrease in franchise fee revenue was principally due to the opening of 25 fewer franchised restaurants in the third quarter of 2001 compared with the third quarter of 2000 partially offset by an increase in revenues recognized from forfeited deposits from expired contracts for new franchised restaurants and a decrease in franchise fee credits earned by franchisees under our remodeling incentive program. While we anticipate a continued combined increase in royalties and franchise fees for the fourth quarter of 2001 compared with the fourth quarter of 2000, such increase is projected to be at a lower rate than the 6% increase experienced in the third quarter of 2001. We expect royalties will be higher and franchise fees will be lower for the fourth quarter of 2001 compared with the fourth quarter of 2000, both as previously discussed in more detail in the comparison of the nine-month periods.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     Investment income, net, decreased $1.1 million, or 15%, to $5.9 million for the three months ended September 30, 2001 from $7.0 million for the three months ended October 1, 2000. This decrease reflects (1) a $3.9 million decrease in recognized net gains, realized or unrealized as applicable, on our investments to $0.3 million in the third quarter of 2001 from $4.2 million in the third quarter of 2000, primarily attributable to our $4.3 million gain on the sale of one common stock investment during the 2000 third quarter which did not recur in the 2001 third quarter, (2) a $1.0 million provision for unrealized losses on investments deemed to be other than temporary in the third quarter of 2001 which did not occur in the third quarter of 2000 and (3) a $0.9 million decrease in our net equity in the income or losses of investment limited partnerships and similar investment entities accounted for under the equity method to a loss of $0.4 million in the third quarter of 2001 compared with income of $0.5 million in the third quarter of 2000. These decreases were partially offset by (1) a $4.3 million increase in interest income on cash equivalents and short-term investments to $6.6 million in the third quarter of 2001 from $2.3 million in the third quarter of 2000, (2) a $0.2 million increase in dividend income to $0.5 million in the third quarter of 2001 compared with $0.3 million in the third quarter of 2000 and (3) a $0.2 million decrease in investment management and performance fees incurred by the Company to $0.1 million in the third quarter of 2001 compared with $0.3 million in the third quarter of 2000. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in the third quarter of 2001 compared with the third quarter of 2000 as a result of the cash provided from the Snapple Beverage Sale and the proceeds from our issuance of the Securitization Notes on November 21, 2000. However, we currently anticipate interest income will be lower for the fourth quarter of 2001 compared with the fourth quarter of 2000 principally due to anticipated lower yields in the 2001 quarter, including the maturity on December 6, 2001 of $175.0 million of United States government agency debt securities, which yield 6.2% and which have maturities of twelve months when acquired, while current yields on similar securities are only approximately 2%. The recognized net gains on our securities and the provision for other than temporary losses on our securities may not recur in future periods.

Other Income (Expense), Net

     Other income, net, decreased $0.2 million to less than $0.1 million for the three months ended September 30, 2001 from income of $0.2 million for the three months ended October 1, 2000. This decrease was due to $0.5 million of costs written off during the third quarter of 2001 for a proposed acquisition of an interest in a business not consummated partially offset by a $0.3 million reduction in the third quarter of 2001 in the fair value of the written call option on our Class A common stock effectively established on October 25, 2000 in connection with the assumption by Cadbury in the Snapple Beverage Sale of our Debentures, as previously discussed in more detail in the comparison of the nine-month periods.

General and Administrative

     Our general and administrative expenses increased $4.3 million, or 26%, to $21.1 million for the three months ended September 30, 2001 from $16.8 million for the three months ended October 1, 2000. This increase principally reflects
(1) higher incentive compensation costs of $3.1 million from $0.7 million in the third quarter of 2000 to $3.8 million in the third quarter of 2001 under our executive bonus plan due to the effect on the bonus calculation of the positive impact on our capitalization resulting from the Snapple Beverage Sale and the effect in the third quarter of 2001 of the achievement of certain performance thresholds in the first nine months of 2001 and (2) increases of $1.1 million in other compensation and related benefit costs. Such increases were partially offset by a provision of $0.7 million in the third quarter of 2000 which did not recur in the third quarter of 2001 for costs to support a change in distributors for a majority of franchisees in our restaurant franchising business for food and other products.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.2 million, or 15%, to $1.6 million for the three months ended September 30, 2001 from $1.4 million for the three months ended October 1, 2000. This increase is principally due to amortization related to leasehold improvements completed in 2001.

Interest Expense

     Interest expense increased $6.6 million to $7.1 million for the three months ended September 30, 2001 from $0.5 million for the three months ended October 1, 2000. This increase is primarily attributable to (1) interest of $5.2 million in the third quarter of 2001 on our Securitization Notes issued on November 21, 2000 and $0.5 million of amortization of related deferred financing costs and (2) interest of $0.7 million in connection with a term loan with an outstanding principal balance of $22.3 million as of September 30, 2001 and related interest rate swap agreement used to finance the purchase of an aircraft during the third quarter of 2001.

Insurance Expense Related to Long-Term Debt

     The insurance expense related to long-term debt of $1.2 million for the three months ended September 30, 2001 related to insuring the payment of principal and interest on the Securitization Notes. There was no similar charge in the third quarter of 2000.

Income Taxes

     The Company had a provision for income taxes for the three months ended September 30, 2001 despite a pretax loss from continuing operations principally as a result of the catch-up effect of a year-to-date increase in the estimated full-year 2001 effective tax rate from 47% to 54% reflecting a decrease in projected full-year pretax income from continuing operations. The Company's provision for income taxes for the three months ended October 1, 2000 represented an effective rate of 39% which differs from the 35% statutory rate principally due to the effect of the amortization of non-deductible Goodwill partially offset by the effect of a year-to-date decrease in the then estimated full-year 2000 effective tax rate from 43% to 41% reflecting an increase in the then projected full-year pretax income from continuing operations.

Income (Loss) from Continuing Operations

     Our income (loss) from continuing operations decreased $8.5 million to a loss of $1.8 million for the three months ended September 30, 2001 from income of $6.7 million for the three months ended October 1, 2000 due to the after-tax effect of the variances explained in the captions above.

Discontinued Operations

     The loss from discontinued operations of $3.3 million for the three months ended October 1, 2000 resulted entirely from the net loss from operations of our discontinued beverage businesses during that period, as discussed in further detail below.

     Revenues, interest income and other income of the beverage businesses were $221.5 million in the third quarter of 2000. Sales volume of the premium beverage business was adversely affected by the rainy and cooler summer weather experienced in its major Northeast premium beverage markets in the third quarter of 2000. This was partially offset by (1) strong demand for newer products such as Snapple Elements(TM) and Mistic Zotics(TM), which were introduced in April 1999 and April 2000, respectively, and (2) the positive effect of an increased focus by a premium beverage distributor on sales of our products as a result of our ownership of this distributor from January 2, 2000 through the date of the Snapple Beverage Sale on October 25, 2000. Revenues, interest income and other income of the soft drink concentrate business reflected strong demand for branded concentrate in our international markets and price increases for most domestic concentrates effective November 1999.

     The beverage businesses generated pretax income of $0.9 million in the third quarter of 2000 reflecting the historical seasonality of the beverage businesses whereby the third quarter reflects the effects of the peak summer months. Such income was generated despite the negative impact of operating costs and expenses associated with the acquisition of the premium beverage distributor referred to above and interest expense related to additional borrowings and the effect of an increasing interest rate environment on the beverage business' variable-rate debt. The beverage businesses had a provision for income taxes of $4.2 million for the three months ended October 1, 2000 representing an effective rate which is significantly higher than the United States Federal statutory income tax rate of 35% principally due to (1) the amortization of non-deductible Goodwill, (2) the differing impact of the mix of pretax loss or income among the consolidated entities since we file state income tax returns on an individual company basis and (3) the effect on the quarter of a catch-up adjustment for a year-to-date increase in the estimated full-year effective tax rate due to the decrease in the then projected 2000 full-year pretax income of the discontinued beverage businesses as of the end of the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operations

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $2.2 million during the nine months ended September 30, 2001 reflecting (1) income from continuing operations of $7.4 million and (2) net non-cash charges of $6.5 million, principally depreciation and amortization. These sources were partially offset by (1) operating investment adjustments of $5.4 million, (2) a note receivable from litigation settlement included in pretax income, net of payment received, of $3.3 million and (3) cash used by changes in operating assets and liabilities of $3.0 million.

     The cash used by changes in operating assets and liabilities of $3.0 million reflects a decrease in accounts payable and accrued expenses of $1.4 million, an increase in prepaid expenses of $1.2 million and an increase in receivables of $0.4 million. The decrease in accounts payable and accrued expenses is primarily due to (1) a $7.4 million payment for common shares repurchased from two of our officers, other than the Executives, which had been issued upon exercise of stock options, (2) $2.9 million of related withholding taxes and (3) a $1.4 million reduction in accrued compensation and related benefits principally due to the payment of previously accrued incentive compensation less current year provisions, all partially offset by a $9.6 million increase in accrued income taxes principally due to our provision for income taxes currently payable, which excludes our benefit from deferred income taxes, net of related tax payments. The increase in prepaid expenses is primarily due to prepaid advertising costs related to our Arby's national cable television advertising campaign.

     We expect continued positive cash flows from operations during the remainder of 2001.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $543.2 million at September 30, 2001, reflecting a current ratio, which equals current assets divided by current liabilities, of 5.7:1. Working capital decreased $53.1 million from $596.3 million at December 31, 2000 principally due to repurchases of $49.6 million of our common stock discussed below under "Treasury Stock Purchases."

     Our total capitalization at September 30, 2001 was $644.0 million consisting of stockholders' equity of $325.0 million and $319.0 million of long-term debt, including current portion. Our total capitalization increased $9.2 million from $634.8 million at December 31, 2000 principally due to (1) net income of $45.9 million, (2) net borrowings of long-term debt of $10.3 million and (3) proceeds of $4.8 million from stock option exercises, partially offset by (1) repurchases of $49.6 million of our common stock discussed below under "Treasury Stock Purchases" and (2) adjustments of $3.4 million in deriving comprehensive income from net income.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $278.0 million as of September 30, 2001 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Indenture, we currently estimate that we will repay $4.0 million during the fourth quarter of 2001 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. Available funds to Arby's Franchise Trust to pay principal on the Securitization Notes are franchise fees, royalties and other payments received by Arby's Franchise Trust under all domestic and Canadian Arby's restaurant franchising agreements after payment of (1) operating expenses of Arby's Franchise Trust, (2) servicing fees payable to our subsidiary, Arby's, Inc., and one of its subsidiaries to cover the costs of administering the franchise license agreements, (3) insurance premiums related to insuring the payment of principal and interest on the Securitization Notes and (4) interest on the Securitization Notes. Any remaining cash is available for distribution by Arby's Franchise Trust to its parent as long as Arby's Franchise Trust meets the minimum debt service coverage ratio, as defined under the Indenture. That requirement is currently 1.3:1, subject to increases to a maximum of 1.7:1, based upon 75% of our highest previously-reported ratio. The debt service coverage ratio is based on the preceding four calendar months of activity and was 1.8:1, our highest previously-reported ratio, for the four months ended September 30, 2001, 75% of which is 1.3:1. The Securitization Notes are subject to mandatory redemption if the Arby's Franchise Trust debt service coverage ratio is less than 1.2:1, until such time as the ratio exceeds 1.2:1 for six consecutive months. The Securitization Notes are redeemable by us at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets of Arby's Franchise Trust with a total book value of $46.7 million as of September 30, 2001 consisting of cash and cash equivalents, including a cash equivalent reserve account of $30.6 million, and royalty receivables.

     The Indenture contains various covenants with respect to Arby's Franchise Trust which (1) require periodic financial reporting, (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. We were in compliance with all of these covenants as of September 30, 2001. As of September 30, 2001 Arby's Franchise Trust had $2.8 million available for the payment of distributions indirectly to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax liabilities to Triarc or, to the extent of any excess, make distributions to Triarc through the parent of Arby's.

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $22.3 million as of September 30, 2001, of which $0.8 million is due during the fourth quarter of 2001. The bank term loan bears interest, at our option, at the prime rate (6.0% at September 30, 2001) or the one-month London Interbank Offered Rate, which we refer to as LIBOR (2.63% at September 30, 2001), plus 1.85%. We also entered into an interest rate swap agreement on this variable-rate loan whereby we will effectively pay a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5%.

     We have an 8.95% secured promissory note payable through 2006 in an outstanding principal amount of $15.4 million as of September 30, 2001, of which $0.4 million is due during the fourth quarter of 2001.

     Our total scheduled long-term debt repayments during the fourth quarter of 2001 are $5.3 million consisting principally of the $4.0 million due under the Securitization Notes, $0.8 million due on the secured bank term loan and $0.4 million due on the 8.95% secured promissory note.

Guarantees and Commitments

     In July 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business to Columbia Energy Group, retaining a 1% special limited partner interest in AmeriGas Eagle Propane, L.P., (formerly National Propane, L.P. and Columbia Propane, L.P.). National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of AmeriGas Eagle Propane, L.P., it would indemnify the purchaser of AmeriGas Eagle Propane, L.P. for any payments the purchaser makes related to the purchaser's obligations under certain of the debt of AmeriGas Eagle Propane, L.P., aggregating approximately $138.0 million as of September 30, 2001, if AmeriGas Eagle Propane, L.P. is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of AmeriGas Eagle Propane, L.P. Under the purchase agreement, either the purchaser or National Propane Corporation may require AmeriGas Eagle Propane, L.P. to repurchase the special limited partner interest. In August 2001, AmeriGas Propane, L.P. purchased all of the interests in AmeriGas Eagle Propane, L.P. that were held by Columbia Energy Group. National Propane Corporation still retains its special limited partner interest, although such interest has been diluted to less than 1% as a result of capital contributions by AmeriGas Propane, L.P. We believe that it is unlikely that we will be called upon to make any payments under this indemnity.

     Arby's sold all of its company-owned restaurants in 1997. The purchaser of the restaurants assumed certain operating and capitalized lease payments (approximately $75.0 million as of September 30, 2001, assuming the purchaser has made all scheduled payments through that date) for which Arby's remains contingently liable if the purchaser does not make the required payments. In connection with such sale, Triarc guaranteed the repayment of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser (approximately $45.0 million as of September 30, 2001, assuming the purchaser has made all scheduled repayments through that date). Triarc is also a guarantor of $0.5 million (as of September 30, 2001) of mortgage and equipment notes for which one of our subsidiaries is co-obligor with the purchaser of the restaurants. The purchaser is primarily responsible for repaying such notes.

     In January 2000 we entered into an agreement to guarantee $10.0 million principal amount of senior notes issued by MCM Capital Group, Inc., which we refer to as MCM, an 8.4% equity investee of ours, to a major financial institution. In consideration for the guarantee, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount has been reduced to $6.7 million as of September 30, 2001 and will be further reduced by (1) any repayments of the notes, (2) any purchases of the notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions, either by us, MCM or another significant stockholder of MCM or any of their affiliates. Certain of our present and former officers, including entities controlled by them, collectively owned approximately 18.9% of MCM as of September 30, 2001.
These present and former officers are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of MCM, including our present and former officers referred to above, on a joint and several basis, have entered into agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of MCM, of which we would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties to the guarantees of the revolving credit borrowings and certain related agreements fully perform thereunder. We have been advised that as of September 30, 2001, MCM had $14.5 million of outstanding revolving credit borrowings. At September 30, 2001 we had $15.6 million of highly liquid United States government debt securities in a custodial account at the financial institution providing the revolving credit facility. Such securities under the guarantees of the revolving credit borrowings are subject to set off under certain circumstances if the parties to these guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. MCM has encountered cash flow and liquidity difficulties. We currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guarantees.

     In addition to the guarantees described above, we and our present and former officers who invested in MCM prior to its initial public offering and certain of its other stockholders, through CTW Funding, LLC, which we refer to as CTW, a limited liability company, made available to MCM a $2.0 million revolving credit facility which, as extended, is available through December 31, 2001 to meet working capital requirements. We own an 8.7% interest in CTW and, should any borrowings under this revolving credit facility occur, all members of CTW would be required to fund the borrowings in accordance with their percentage interests. In return, CTW has cumulatively received warrants to purchase an aggregate of 250,000 shares of MCM common stock at $.01 per share through September 30, 2001, of which warrants to purchase 50,000 shares of its common stock relate to the extension of this revolving credit facility from September 30, 2001 to December 31, 2001. Any borrowings under the MCM revolving credit facility would bear interest at 12% and be due on December 31, 2001; however, through September 30, 2001 there have been no borrowings under this revolving credit facility.

Capital Expenditures

     Cash capital expenditures amounted to $25.2 million during the nine months ended September 30, 2001. We expect that cash capital expenditures will approximate $0.2 million for the remainder of 2001 for which there were no outstanding commitments as of September 30, 2001.

     Our cash capital expenditures during the nine months ended September 30, 2001 included the purchase of an aircraft for $23.9 million, including $0.3 million of improvements made to the aircraft during the third quarter of 2001. This aircraft purchase was substantially financed by a secured bank term loan described above under "Other Long-Term Debt." We gave notice of our intent to surrender existing fractional interests in other aircraft during the third quarter of 2001 and expect to receive cash payments equal to the appraised value of those interests during the fourth quarter of 2001, which we estimate to be $3.0 million.

Acquisitions and Investments

     As of September 30, 2001, we have $666.2 million of cash, cash equivalents and investments, including $45.0 million of investments classified as non-current and net of $7.0 million of short-term investments sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet. The non-current investments include $22.7 million of investments in the Trusts designated to satisfy the deferred compensation payable to related parties. We are presently evaluating our options for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     During the nine months ended September 30, 2001, we paid $381.0 million of estimated income taxes attributable to the Snapple Beverage Sale and a related tax agreement with Cadbury. Under this related tax agreement, both we and Cadbury jointly elected to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code. We received $200.0 million of proceeds from Cadbury during the second quarter of 2001 for making this election. The $381.0 million of tax payments, net of the $200.0 million of proceeds from Cadbury, are reflected in net cash used in discontinued operations in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2001.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our Class A common stock under a stock repurchase program that ends on January 18, 2002, under which we repurchased 86,000 shares for a total cost of $2.1 million through September 30, 2001. We cannot assure you that we will repurchase any additional shares under the remaining $47.9 million authorized under this program. Additionally, our management was authorized to repurchase our Class A common stock under a $30.0 million stock repurchase program that expired on May 25, 2001. Under the $30.0 million stock repurchase program, we repurchased 1,045,834 shares for a total cost of $25.9 million during 2000 and an additional 150,600 shares for a total cost of $3.7 million during the first quarter of 2001.

     Pursuant to a contract entered into in August 1999, on August 10, 2001 we repurchased the remaining 1,999,207 shares of our former Class B common stock held by affiliates of Victor Posner, our former Chairman and Chief Executive Officer, for $43.8 million. This repurchase was at a negotiated fixed price of $21.93 per share based on the fair market value of our Class A common stock at the time the transaction was negotiated.

Cash Requirements

     As of September 30, 2001, our consolidated cash requirements for continuing operations for the fourth quarter of 2001, exclusive of operating cash flow requirements, consist principally of (1) a maximum $47.9 million of payments for repurchases, if any, of our Class A common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $5.3 million, (3) capital expenditures of approximately $0.2 million and (4) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) an aggregate $621.2 million of existing cash and cash equivalents and short-term investments, net of $7.0 million of short-term investments sold with an obligation for us to purchase and (2) cash flows from operations.

Legal Matters

     We are involved in stockholder litigation, other litigation and claims and environmental matters incidental to our businesses. We have reserves for all of such legal matters aggregating $1.4 million as of September 30, 2001. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to us, based on currently available information and given our aforementioned reserves, we do not believe that such legal matters will have a material adverse effect on our consolidated financial position or results of operations.

     In addition, in connection with the Snapple Beverage Sale, the purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from us a post-closing adjustment of $27.6 million and we, on the other hand, have stated that we believe that we are entitled to receive from Cadbury a post-closing adjustment of $5.6 million, in each case plus interest from the October 25, 2000 closing date. In accordance with the terms of the purchase and sale agreement, we and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. However, the arbitration process has not yet begun. We currently expect the post-closing adjustment process to be completed in the first half of 2002.

Seasonality

     Our continuing operations are not significantly impacted by seasonality, however our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001 and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." The most significant accounting differences from Opinion 16 are that Statement 141 requires that all business combinations be accounted for under the purchase method, thereby eliminating the pooling-of-interests method, and establishes new criteria for identifying acquired intangibles separately from Goodwill with the expectation that more intangibles will now be identified. Statement 141 also expands the disclosure requirements of Opinion 16. As the provisions of Statement 141 apply prospectively to business combinations initiated after June 30, 2001, its adoption will not have any immediate effect on our consolidated financial position or results of operations. Further, since we historically have not been able to meet the criteria for pooling-of-interests accounting, the elimination of that method will have no effect on us.

     In June 2001 the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 addresses financial accounting and reporting for acquired Goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Statement 142 adopts an aggregate approach to Goodwill, compared with the transaction-based approach of Opinion 17, by accounting for Goodwill on combined reporting units that include an acquired entity. The more significant accounting provisions of Statement 142 are that (1) Goodwill and other identified intangible assets that have indefinite useful lives will no longer be amortized, (2) Goodwill and any other intangible asset with an indefinite useful life will be tested for impairment at least annually and (3) intangibles with finite useful lives will continue to be amortized. Statement 142 also expands the required disclosures for Goodwill and other intangible assets. The provisions of Statement 142 are effective starting with the first quarter of our fiscal year 2002; however, any Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of Statement 142. The carrying amount of our Goodwill at September 30, 2001 was $18.1 million. Amortization of Goodwill for the nine months ended September 30, 2001 was $0.6 million and is expected to be $0.8 million for our full fiscal year 2001. Under the provisions of Statement 142, we will continue to amortize existing Goodwill until the end of fiscal 2001 but will no longer amortize Goodwill after our fiscal year 2001. We will instead review the carrying amount of Goodwill at least annually for any impairment and recognize an impairment loss if the carrying amount of Goodwill is not recoverable and its carrying amount exceeds its fair value. We currently do not believe that any of our existing Goodwill is presently impaired or will require the recognition of an impairment loss upon the adoption of Statement
142. We currently believe that our intangible assets other than Goodwill, principally trademarks, with a carrying amount of $5.6 million as of September 30, 2001, have finite useful lives and will not be affected by Statement 142. Although we are still evaluating the effect of the implementation of Statement 142, based on the reasons set forth above, we do not expect that the adoption of Statement 142 will have any material immediate effect on our consolidated financial position or results of operations.

     The Securities and Exchange Commission, in a letter dated August 16, 2001, requested that the Financial Accounting Standards Board consider addressing certain implementation issues relating to Statements 141 and 142. In response, the staff of the Financial Accounting Standards Board has indicated its intention to develop and publish comprehensive illustrations of the initial application of Statements 141 and 142 no later than December 2001.

     In June 2001 the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires that the discounted fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred or as soon thereafter as a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. The provisions of Statement 143 are effective starting with the first quarter of our fiscal year 2003. We do not believe that any of our tangible long-lived assets presently have material associated retirement obligations and, accordingly, do not expect that Statement 143 will have any immediate effect upon adoption on our consolidated financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a business segment of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." For long-lived assets to be disposed of by sale, Statement 144, among other things, establishes one accounting model for both continuing and discontinued operations based on the framework established in Statement 121. Accordingly, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. For long-lived assets to be disposed of other than by sale, Statement 144 requires that any such asset be considered held and used until its disposition. For long-lived assets to be held and used, Statement 144 retains the general requirements of Statement 121 but (1) removes Goodwill from its scope, thereby eliminating the requirement of Statement 121 to allocate Goodwill to long-lived assets to be tested for impairment and (2) provides for a probability-weighted cash flow estimation approach to address situations in which either (a) alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or (b) a range is estimated for the amount of possible future cash flows. The provisions of Statement 144 are effective on a prospective basis generally starting with the first quarter of our fiscal year 2002. We do not believe that any of our long-lived assets presently require an impairment provision under Statement 121 or the new provisions of Statement 144. In addition, the provisions of Statement 144 with respect to discontinued operations are prospective and, since we have no remaining long-lived assets relating to discontinued operations, it will not impact the reporting of our current discontinued operations. Accordingly, we do not expect that the adoption of Statement 144 will have any effect on our consolidated financial position or results of operations.

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

     Policies and procedures - In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, changes in the market value of our investments and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. As of September 30, 2001 our long-term debt consists of $296.7 million of fixed-rate debt and $22.3 million of a variable-rate bank term loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on earnings and cash flows. Historically, the cap agreements were usually at significantly higher than market interest rates prevailing at the time the cap agreements were entered into and were intended to protect against very significant increases in short-term interest rates. As of September 30, 2001, we had an interest rate swap agreement in connection with a variable-rate bank term loan. The swap agreement effectively establishes a fixed interest rate on this variable-rate debt, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month London Interbank Offered Rate, which we refer to as LIBOR, is at or above a specified rate which was 3% higher than the one-month LIBOR at the time the swap agreement was entered into. This swap agreement, therefore, does not fully protect us from exposure to significant increases in interest rates due to the written call option.

     In addition to our fixed and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from one to twenty-seven years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

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

Foreign Currency Risk

     Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of investment limited partnerships and similar investment entities in which we have invested. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Currently, our foreign subsidiary exposures primarily relate to operations in Canada and our export revenue exposures primarily relate to royalties in Canada. Foreign operations and foreign export revenues for the nine months ended September 30, 2001 represented only 3% of our total royalties and franchise fees and, accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at September 30, 2001 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. As a result of the relatively low levels of interest rates currently available on risk-minimized investments, we continue to evaluate whether to adjust our asset allocations to increase the portion of our investments which offer the opportunity for higher, but more risk-inherent, returns and lower the portion of our risk-minimized investments. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of September 30, 2001, such investments consisted of the following (in thousands):

    Cash equivalents included in "Cash and cash equivalents"
      on the accompanying condensed consolidated balance sheet.......$   358,723
    Short-term investments...........................................    265,079
                                                                     -----------
          Total cash equivalents and short-term investments..........    623,802
    Restricted cash equivalents......................................     32,539
    Non-current investments..........................................     44,957
                                                                     -----------
                                                                     $   701,298
                                                                     ===========

     Our cash equivalents are short-term, highly liquid investments and consist principally of United States government agency debt securities with maturities of three months or less when acquired and stable value money market funds. Our short-term investments include $181.2 million of United States government agency debt securities with maturities of twelve months when acquired. These cash equivalents and United States government agency debt securities with maturities of twelve months when acquired are highly liquid investments and combined constitute over 86% of our total cash equivalents and short-term investments shown above.

     Our investments at September 30, 2001 are classified in the following general types or categories:

                                                                         Investments at
                                                           Investments   Fair Value or          Carrying Value
                                                                                                --------------
                        Type                                 at Cost         Equity         Amount      Percentage
                        ----                                 -------         ------         ------      ----------
                                                                        (In thousands)
Cash equivalents ..........................................$   358,723   $   358,723    $   358,723          51%
Restricted cash equivalents................................     32,539        32,539         32,539           5
Company-owned securities accounted for as:
     Trading securities....................................     14,947        10,993         10,993           2
     Available-for-sale securities.........................    234,509       234,080        234,080          33
Investments in investment limited partnerships and
   similar investment entities accounted for at:
     Cost..................................................     48,654        59,923         48,654           7
     Equity................................................      8,250         8,286          8,286           1
Other non-current investments accounted for at:
     Cost..................................................      7,643         7,643          7,643           1
     Equity................................................      2,426           380            380          --
                                                           -----------   -----------    -----------  ----------
Total cash equivalents and long
   investment positions ...................................$   707,691   $   712,567    $   701,298         100%
                                                           ===========   ===========    ===========  ==========

Securities sold with an obligation for us to
   purchase accounted for as trading securities............$   (10,020)  $    (6,968)   $    (6,968)        N/A
                                                           ===========   ===========    ===========  ==========

     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the related net unrealized gains or losses included in other comprehensive income or deficit, net of income taxes, reported as a component of stockholders' equity or included as a component of net income or loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary losses. The cost of such investments as reflected in the table above represents original cost less (1) unrealized losses that were deemed to be other than temporary and (2) distributions in excess of any equity in the income of the investee.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at September 30, 2001 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated effects on the market value of our financial instruments as of September 30, 2001 based upon assumed immediate adverse effects as noted below.

Trading Purposes:
                                                         Carrying       Equity
                                                           Value      Price Risk
                                                           -----      ----------
                                                              (In thousands)

       Equity securities ..............................$  9,255       $  (926)
       Debt securities.................................   1,738          (174)
       Securities sold with an obligation
         for us to purchase............................  (6,968)          697

     The debt securities included in the trading portfolio are entirely investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate and, as such, there is no material interest rate risk since a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at September 30, 2001, with all other variables held constant. For purposes of this analysis, our debt securities, which are entirely convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Purposes:

                                                              Carrying      Interest         Equity        Foreign
                                                                Value       Rate Risk      Price Risk   Currency Risk
                                                                -----       ---------      ----------   -------------
                                                                                   (In thousands)

       Cash equivalents ...................................$   358,723    $     (442)      $     --     $     --
       Restricted cash equivalents.........................     32,539           (40)            --           --
       Available-for-sale government debt securities.......    185,595        (2,784)            --           --
       Available-for-sale corporate debt securities........     20,365        (1,629)            --           --
       Available-for-sale debt mutual fund.................      7,831          (235)            --           --
       Available-for-sale equity securities ...............     20,289            --         (2,029)          --
       Other investments ..................................     64,963        (2,125)        (3,299)        (838)
       Long-term debt......................................    318,992       (15,544)            --           --
       Interest rate swap agreement in a
         payable position..................................        476          (593)            --           --
       Written call option for common stock................         24            --            (85)          --

     The sensitivity analysis of financial instruments held for purposes other than trading assumes an instantaneous change in market interest rates of one percentage point from their levels at September 30, 2001 and an instantaneous 10% decrease in the equity markets in which we are invested from their levels at September 30, 2001, both with all other variables held constant. Our cash equivalents and restricted cash equivalents are short-term in nature with maturities of three months or less when acquired and, for purposes of this sensitivity analysis, have been assumed to each have an average maturity of 45 days. Our available-for-sale government debt securities are substantially short-term United States government agency debt securities and, to a much lesser extent, long-term collateralized mortgage obligations and, for purposes of this sensitivity analysis, have been assumed to have a weighted average maturity of 1-1/2 years. For purposes of this sensitivity analysis our available-for-sale corporate debt securities and our available-for-sale debt mutual fund are assumed to have an average maturity of 8 years and 3 years, respectively. The interest rate risk reflects, for each of these debt investments, the effect of an assumed increase of one percentage point in market interest rates over the average maturity of each of these investments. The interest rate risk presented with respect to our long-term debt relates to only our fixed-rate debt and represents the potential impact the indicated change has on the fair value of such debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value due to the relatively frequent reset of the floating interest rate. However, as discussed above under "Interest Rate Risk," we have an interest rate swap agreement but with an embedded written call option on our variable-rate debt. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at September 30, 2001, with all other variables held constant. We also have a written call option on our Class A common stock effectively established in connection with the assumption of our zero coupon convertible subordinated debentures due 2018, which we refer to as the Debentures, by affiliates of Cadbury Schweppes plc (collectively referred to herein as Cadbury) in connection with the October 2000 sale of our beverage businesses. Although the Debentures were assumed by Cadbury, they remain convertible into our Class A common stock. The equity risk presented with respect to this written call option represents the potential impact an instantaneous 10% increase in the price of our Class A common stock has on the fair value of the written call option and on our financial position and results of operations.

     The sensitivity analysis of investments in investment limited partnerships and similar investment entities accounted for at cost, which are held for purposes other than trading, assumes (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since December 31, 2000 since more current information was not available, except for each such investment made during the nine months ended September 30, 2001 if more current information was provided by the investment manager and (2) the decrease in the equity markets and the change in foreign currency exchange rates was other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities.

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

o The impact of general economic conditions on consumer spending, including a slowing consumer economy, the effects of the events of September 11, 2001 and the effects of war or other terrorist activities;

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

Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K"), on September 14, 1999, William Pallot filed a purported derivative action against our directors and other defendants, and naming us as a nominal defendant, in the Supreme Court of the State of New York, New York County. On October 31, 2000, the court granted the defendants' motion to dismiss the complaint, and on November 13, 2000, Mr. Pallot served a notice of appeal. The appeal is currently scheduled to be argued on November 20, 2001.

     As discussed in our Form 10-K, on March 23, 1999, Norman Salsitz, one of our shareholders, filed a purported class action against the Company, Nelson Peltz and Peter W. May, asserting a claim under Section 14(e) of the Securities Exchange Act of 1934 relating to the Company's Dutch Auction tender offer commenced on March 10, 1999. Discovery in that case has concluded, and the defendants have moved for summary judgment. The motion is pending. No trial date has been set.

Item 4.   Submission of Matters to a Vote of Security Holders

     On October 25, 2001, Triarc held a Special Meeting of Stockholders at which an amendment to the Company's Certificate of Incorporation was approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock. The amendment increases the total number of shares of capital stock which the Company has authority to issue from 150 million to 300 million (including an existing 100 million authorization of Class A common stock) by increasing the total number of authorized shares of Preferred Stock from 25 million to 100 million shares and authorizing 100 million shares of new Class B common stock. The amendment also eliminates the authorization of 25 million shares of existing Class B Common Stock. The Certificate of Amendment to Triarc's Certificate of Incorporation was filed with the Secretary of State of Delaware on October 25, 2001 and is now in effect.

     The voting on the above matter was as follows: 12,186,322 votes for, 4,550,501 votes against and 46,472 abstentions.

Item 5.  Other Events

     Sale of Beverage Businesses

     On October 25, 2000, Triarc completed the sale of its beverage businesses by selling all of the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc ("Cadbury"). The purchase and sale agreement for the transaction provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from Triarc a post-closing adjustment of approximately $27.6 million and Triarc, on the other hand, has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of approximately $5.6 million, in each case plus interest from the closing date. In accordance with the terms of the purchase and sale agreement, Triarc and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. We currently expect such post-closing adjustment process to be completed in the first half of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   3.1 - Certificate of Incorporation of Triarc Companies, Inc. as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 9, 2001 (SEC file no. 1-2207).

(b)  Reports on Form 8-K

     The Registrant filed a report on Form 8-K on August 14, 2001, which included information under Item 7 of such form.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRIARC COMPANIES, INC.
                                     (Registrant)




Date: November 13, 2001              By: /S/ FRANCIS T. McCARRON
                                     ---------------------------
                                     Francis T. McCarron
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (On behalf of the Company)



                                     By: /S/ FRED H. SCHAEFER
                                     ------------------------
                                     Fred H. Schaefer
                                     Senior Vice President and
                                     Chief Accounting Officer
                                     (Principal accounting officer)

                                  Exhibit Index

Exhibit
    No.     Description                                       Page No.
---------   -----------                                       --------

3.1 -       Certificate of Incorporation of Triarc
            Companies, Inc. as currently in effect,
            incorporated herein by reference to Exhibit
            3.1 to Triarc's Current Report on Form 8-K dated November 9, 2001 (SEC file no. 1-2207).