Form 10-K
period 2001-12-30
TRIARC COMPANIES INC
filed 2002-03-27
CIK 30697

                                     [Logo]

                             TRIARC COMPANIES, INC.

                                   FORM 10-K

                           FOR THE FISCAL YEAR ENDED

                               DECEMBER 30, 2001

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001.

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

                                      None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only outstanding class of the registrant's common equity) held by non-affiliates of the registrant was approximately $389,880,855 as of March 15, 2002. There were 20,455,403 shares of the registrant's Class A Common Stock outstanding as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this 10-K incorporates information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after December 30, 2001.

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

     The business and financial viability of key franchisees;

     Availability, location and terms of sites for restaurant development by franchisees;

     The ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

     The ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate multiple Arby's restaurants;

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

     Labor and employee benefit costs;

     Availability and cost of raw materials, ingredients and supplies and the potential impact on royalty revenues and franchisees' restaurant level sales that could arise from interruptions in the distribution of supplies of food and other products to franchisees;
                                                                               1

     General economic, business and political conditions in the countries and territories in which franchisees operate;

     Changes in, or failure to comply with, government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements;

     The costs, uncertainties and other effects of legal, environmental and administrative proceedings;

     The impact of general economic conditions on consumer spending, including a slower consumer economy, the effects of the events of September 11, 2001 and the effects of war or other terrorist activities;

     Adverse weather conditions; and

     Other risks and uncertainties referred to in this Form 10-K (see especially 'Item 1. Business -- Risk Factors' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations') and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

ITEM 1. BUSINESS.

INTRODUCTION

    We are a holding company and, through our subsidiaries, the franchisor of the Arby's'r' restaurant system. Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. Our website address is: www.triarc.com. Information contained on our website is not part of this Annual Report on Form 10-K.

BUSINESS STRATEGY

    The key elements of our business strategy include (i) focusing our resources on growing our restaurant franchising business, (ii) evaluating and making various acquisitions and business combinations to augment our current and future businesses, (iii) building strong operating management teams for each of our current and future businesses and (iv) providing strategic leadership and financial resources to enable these management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

    The Company's cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) at December 30, 2001 totaled approximately $694 million. At such date, the Company's consolidated indebtedness was approximately $314 million, including approximately $274 million of non-recourse debt issued by a subsidiary of Arby's, Inc. The Company's cash, cash equivalents and investments (other than approximately $30.6 million of restricted cash) do not secure such debt. The Company is evaluating its options for the use of this significant cash and investment position, including acquisitions, share repurchases and investments.

SALE OF BEVERAGE BUSINESS

    On October 25, 2000, we completed the sale of our beverage business by selling all the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury

Schweppes plc. The purchase and sale agreement for the transaction provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from us a post-closing adjustment of approximately $27.6 million and we, on the other hand, have stated that we believe that we are entitled to receive from Cadbury a post-closing adjustment of approximately $5.6 million, in each case plus interest from the closing date. In accordance with the terms of the purchase and sale agreement, Triarc and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. We currently expect such post-closing adjustment process to be completed in the second half of 2002.

REPURCHASE OF CLASS B COMMON STOCK

    On August 19, 1999, we announced that our Board of Directors had unanimously approved a stock purchase agreement between the Company and two entities controlled by the late Victor Posner, Victor Posner Trust No. 6 and Security Management Corp., pursuant to which we would acquire from the Posner entities all of the 5,997,622 issued and outstanding shares of our non-voting Class B Common Stock in three separate transactions. Pursuant to the agreement we acquired one-third of the shares (1,999,208 shares) on August 19, 1999, at a price of $20.44 per share (which was the trading price of our Class A Common Stock at the time the transaction was negotiated), for an aggregate cost of approximately $40.9 million, one-third of the shares (1,999,207 shares) on August 10, 2000, at a price of $21.18 per share, for an aggregate cost of approximately $42.3 million and the remaining one-third of the shares (1,999,207 shares) on August 10, 2001, at a price of $21.93 per share, for an aggregate cost of approximately $43.8 million.

FISCAL YEAR

    We use a 52/53 week fiscal year convention for Triarc and our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in some years the fourth quarter represents a 14 week period.

BUSINESS SEGMENT

                     RESTAURANT FRANCHISING SYSTEM (ARBY'S)

THE ARBY'S RESTAURANT SYSTEM

    Through subsidiaries of Arby's, Inc. (which does business as the Triarc Restaurant Group), which are the franchisors of the Arby's restaurant system, we participate in the approximately $110 billion quick service restaurant segment of the domestic restaurant industry. There are over 3,300 Arby's restaurants in the United States and Canada and Arby's is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. Arby's celebrated its 37th anniversary in 2001 and according to Nation's Restaurant News, is the 9th largest quick service restaurant chain in the United States. In addition to various slow-roasted roast beef sandwiches, Arby's also offers an extensive menu of chicken, turkey, ham and submarine sandwiches, side-dishes and salads. In 2001, Arby's introduced its Market Fresh'TM' line of turkey, ham, chicken and roast beef premium sandwiches on a nationwide basis. Arby's also owns the T.J. Cinnamons'r' concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection'r' concept, which includes pasta dishes with a variety of different sauces. Some Arby's franchisees multi-brand with T.J. Cinnamons or Pasta Connection within their Arby's restaurants. Currently, all of the Arby's restaurants are owned and operated by franchisees. As of December 30, 2001, 469 franchisees operated 3,351 separate restaurants, of which 3,198 operate within the United States and 153 operate outside the United States. Of the domestic restaurants, 336 are multi-branded locations that sell T.J. Cinnamons products and 54 are multi-branded locations that sell Pasta Connection products. Subsequent to such year-end, two franchisees notified Arby's of their intention to close 76 of the T.J. Cinnamons bakeries within their Arby's restaurants later this year, although T.J. Cinnamons gourmet coffees will continue to be sold at those restaurants. Management does not expect such closures to have a material adverse effect on the Company's consolidated financial position or results of operations. At December 30, 2001, T.J. Cinnamons gourmet coffees were also sold in an additional approximately 1,620 Arby's restaurants. Arby's is not currently offering to sell any additional Pasta Connection franchises.
                                                                               3

    From 1997 to 2001, Arby's system-wide sales grew at a compound annual growth rate of 5.2% to $2.6 billion. Through December 30, 2001, the Arby's system has experienced five consecutive years of domestic same store sales growth compared to the prior year. During 2001, our franchisees opened 131 new Arby's restaurants and closed 99 Arby's restaurants. In addition, Arby's franchisees opened 17 T.J. Cinnamons units in Arby's units in 2001. As of December 30, 2001, franchisees have committed to open 616 Arby's restaurants over the next nine years. You should read the information contained in 'Risk Factors -- Arby's is Dependent on Restaurant Revenues and Openings'; and ' -- Number of Arby's Restaurants.'

GENERAL

    As the franchisor of the Arby's restaurant system, Arby's, through its subsidiaries, licenses the owners and operators of independent businesses to use the Arby's brand name and trademarks in the operation of Arby's restaurants. Arby's provides its franchisees with services designed to increase both the revenue and profitability of their Arby's restaurants. The more important of these services are providing strategic leadership for the brand, quality control services, operational training and counseling regarding, and approval of, site selection.

    Because Arby's owns no restaurants, it avoids the significant capital costs and real estate and operating risks associated with restaurant operations. Arby's and its subsidiaries derive their revenues from two principal sources:
(i) franchise royalties received from all Arby's restaurants; and (ii) up-front franchise fees from its restaurant operators for each new unit opened. Arby's current domestic franchise royalty rate is 4.0%. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.3% during both 2000 and 2001.

    On November 21, 2000, our subsidiary Arby's Franchise Trust completed an offering of $290 million of 7.44% non-recourse fixed rate insured notes due 2020 pursuant to Rule 144A of the Securities Act. As a result of the financing and related restructuring, Arby's continues to service the franchise agreements relating to U.S. franchises and a subsidiary services the franchise agreements relating to Canadian franchises with the assistance of Arby's. In connection with the financing, Arby's engaged in a corporate restructuring pursuant to which it formed a wholly-owned Delaware statutory business trust, Arby's Franchise Trust, which became the franchisor of the Arby's restaurant system in the United States and Canada. Arby's contributed its U.S. and Canadian franchise agreements, development agreements, license option agreements and the rights to the revenues from those agreements to Arby's Franchise Trust. Arby's also formed a new wholly-owned Delaware statutory business trust, Arby's IP Holder Trust, and contributed to it all of the intellectual property, including the Arby's trademark, necessary to operate the Arby's franchise system in the United States and Canada. Arby's IP Holder Trust has granted Arby's Franchise Trust a 99-year exclusive license to use such intellectual property. Arby's continues to service the franchise agreements relating to U.S. franchises, and Arby's of Canada, Inc., a wholly-owned subsidiary of Arby's, services the franchise agreements relating to Canadian franchises with the assistance of Arby's. The servicing functions are performed pursuant to separate servicing agreements with Arby's Franchise Trust pursuant to which the servicers receive servicing fees from Arby's Franchise Trust equal to their expenses, subject to a specified cap for any 12-month period. Any residual cash flow received by Arby's Franchise Trust, after taking into account all required monthly payments under the notes, including interest and targeted principal repayments, may be distributed by Arby's Franchise Trust to Arby's. See Note 9 to our Consolidated Financial Statements.

ARBY'S RESTAURANTS

    Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of December 30, 2001, franchisees operated Arby's restaurants in 49 states and 6 foreign countries. As of December 30, 2001, the six leading states by number of operating units were: Ohio, with 262 restaurants; Michigan, with 173 restaurants; Indiana, with 173 restaurants; Texas, with 163 restaurants; Georgia, with 159 restaurants; and California, with 155 restaurants. The country outside the United States with the most operating units is Canada with 125 restaurants.

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

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 1999 to 2001:

                                                      1999       2000       2001
                                                      ----       ----       ----
Restaurants open at beginning of period.........      3,135      3,228      3,319
Restaurants opened during period................        159        156        131
Restaurants closed during period................         66         65         99
                                                      -----      -----      -----
Restaurants open at end of period...............      3,228      3,319      3,351
                                                      -----      -----      -----
                                                      -----      -----      -----

    During the period from January 1, 1999 through December 30, 2001, 446 new Arby's restaurants were opened and 230 Arby's restaurants were closed. We believe that closing underperforming Arby's restaurants has contributed to an increase in the average annual unit sales volume of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

FRANCHISE NETWORK

    Arby's seeks to identify potential franchisees that have experience in owning and operating multiple quick-service restaurant units, have a willingness to develop and operate multiple Arby's restaurants and have a significant net worth. Arby's identifies applicants through targeted mailings, maintaining a presence at industry trade shows and conventions, existing customer and supplier contacts and regularly placed advertisements in trade and other publications. Prospective franchisees are contacted by an Arby's sales agent and complete an application for a franchise. As part of the application process, Arby's requires and reviews substantial documentation, including financial statements and documents relating to the corporate or other business organization of the applicant. Franchisees that already operate one or more Arby's restaurants must satisfy certain criteria in order to be eligible to enter into additional franchise agreements, including capital resources commensurate with the proposed development plan submitted by the franchisee, a commitment by the franchisee to employ trained restaurant management and to maintain proper staffing levels, compliance by the franchisee with all of its existing franchise agreements, a record of operation in compliance with Arby's operating standards, a satisfactory credit rating and the absence of any existing or threatened legal disputes with Arby's. The initial term of the typical 'traditional' franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

    During 2001, Arby's franchisees opened nine new restaurants in three foreign countries and closed 22 restaurants in five foreign countries. Arby's also has territorial agreements with international franchisees in two countries as of December 30, 2001. Under the terms of these territorial agreements, these international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries.

    Arby's offers franchises for the development of both single and multiple 'traditional' restaurant locations. Both new and existing franchisees may enter into either a master development agreement, which requires the franchisee to develop two or more Arby's restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby's restaurant on a specified site. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.3% in both 2000 and 2001.

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

    As of December 30, 2001, franchisees have committed to open 616 Arby's restaurants over the next nine years. As previously reported, that number reflects a reduction of 283 future store commitments as a result of: (i) the announcement by Sybra, Inc., the second largest domestic franchisee of Arby's restaurants, that it would be unable to comply with its development agreement, which calls for it to open an additional 163 Arby's
                                                                               5
restaurants through 2006; (ii) the insolvency of Arby's United Kingdom franchisee, resulting in the loss of 99 future commitments; and (iii) the termination of the existing franchises and all future development rights of Arby's Indonesian franchisee, resulting in the loss of 21 future commitments. Arby's terminated Sybra's development agreement effective December 30, 2001.

    Arby's does not expect to find other franchisees in the United Kingdom or Indonesia to replace the above commitments. Arby's expects that Sybra will develop new Arby's restaurants in the future, but at a slower pace than that required by its former development agreement. Arby's also expects to recruit new franchisees to develop restaurants in Sybra's former territories. The Company believes that the outcome of the matters described above will not have a material adverse effect on the consolidated financial condition of the Company or its results of operations. On February 5, 2002 Sybra and its parent company filed for bankruptcy protection. See 'Item 1. Business -- Risk Factors -- Arby's Franchise Revenues Depend, to a Large Extent, on a Small Number of Large Franchisees and a Decline in Their Revenues May Indirectly Adversely Affect Us.'

ADVERTISING AND MARKETING

    The Arby's system, through its franchisees, advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants participate. Franchisees contribute 0.7% of net sales to the AFA Service Corporation, which produces advertising and promotional materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly net sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions by franchisees to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales. Arby's and AFA Service Corporation have entered into an agreement pursuant to which the Arby's system had two flights of national advertising in 2001 and will have an additional six flights of national advertising over the 2002-2003 period. Under the agreement, Arby's is contributing $8.2 million over the three-year period ($2.1 million of which was expensed in 2001) for the eight flights. Franchisees are required to contribute incremental dues to AFA Service Corporation equal to 0.5% of net sales (bringing their total contribution to advertising and marketing to 1.2% of net sales) to help fund the program, and AFA Service Corporation will contribute an additional $2.8 million to the program.

PROVISIONS AND SUPPLIES

    Five independent meat processors provide all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from one of these five approved suppliers. ARCOP, Inc., a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby's franchisees. Arby's believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

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

QUALITY ASSURANCE

    Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. Arby's assigns a full-time quality assurance employee to each of the five independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity and to assure compliance with quality and safety specifications of the United States Department of Agriculture and the United States Food and Drug Administration. In addition, a laboratory at Arby's headquarters periodically tests samples of roast beef from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consulting services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

GENERAL

TRADEMARKS

    We own several trademarks that are considered material to our business, including Arby's'r', T.J. Cinnamons'r', Pasta Connection'r', Arby's Market Fresh'TM', Satisfy Your Grown Up Tastes'TM' and Sidekickers'r'.

    Our material trademarks are registered or pending trademarks in the U.S. Patent and Trademark Office and various foreign jurisdictions. Registrations for such trademarks in the United States will last indefinitely as long as the trademark owners continue to use and police the trademarks and renew filings with the applicable governmental offices. There are no pending challenges to our right to use any of our material trademarks in the United States.

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

ENVIRONMENTAL MATTERS

    Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or
                                                                               7
toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We currently own no restaurants and lease our material facilities (see 'Item 2. Properties' below). We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matter discussed below or in which we are otherwise involved will have a material adverse effect on our consolidated financial position or results of operations. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' below.

    In 2001, a vacant property owned by our indirect subsidiary, Adams Packing Association, Inc., was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until approximately 1979. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection conducted a preliminary investigation of the site, including soil and groundwater sampling. Adams Packing has been orally informed that a purpose of the preliminary investigation was to determine whether the property should be included on the National Priorities List ('NPL') created under the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'). The NPL is a listing of sites where known and threatened releases of hazardous substances have been identified and these sites, on the basis of an evaluation of relative risk or danger to the public health or the environment, have been assigned a numerical rating which exceeds a threshold established for inclusion on the NPL. Based upon the preliminary nature of the testing, the extent of the contamination of the Adams Packing property and the remediation, if any, that might be required is not yet known. Consequently, it is currently not possible to estimate the potential costs of this matter, which could possibly be significant. Based on currently available information, including various legal defenses available to us and/or Adams Packing, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial position or results of operations. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

SEASONALITY

    Our consolidated results are not significantly impacted by seasonality, however, our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

EMPLOYEES

    As of December 30, 2001, we had 231 employees, including 202 salaried employees and 29 hourly employees. We believe that employee relations are satisfactory. As of December 30, 2001, none of our employees were covered by a collective bargaining agreement.

RISK FACTORS

    We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

    HOLDING COMPANY STRUCTURE.

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

    In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of December 30, 2001, our subsidiaries had aggregate indebtedness of approximately $314 million excluding intercompany indebtedness.

    WE HAVE BROAD DISCRETION IN THE USE OF OUR SIGNIFICANT CASH AND INVESTMENT POSITION.

    We have not designated any specific use for our significant cash and investment position. We are evaluating options for the use of these funds, including acquisitions, share repurchases and investments. We have significant flexibility in selecting the opportunities that we will pursue. See 'Item 1. Business -- Business Strategy.'

    ACQUISITIONS ARE A KEY ELEMENT OF OUR BUSINESS STRATEGY, BUT WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO IDENTIFY APPROPRIATE ACQUISITION TARGETS IN THE FUTURE AND THAT WE WILL BE ABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS INTO OUR EXISTING OPERATIONS.

    Acquisitions involve numerous risks, including difficulties assimilating new operations and products. In addition, acquisitions may require significant management time and capital resources. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions are likely to result in the incurrence of additional indebtedness or the issuance of additional equity securities.

    WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE DEEMED AN 'INVESTMENT COMPANY.'

    The Investment Company Act of 1940, as amended (the '1940 Act'), requires the registration of, and imposes various restrictions on, companies that do not meet certain financial tests regarding the composition of their assets and source of income. A company may be deemed to be an investment company if it owns 'investment securities' with a value exceeding 40% of its total assets (excluding government securities and cash items) or if more than 45% of its total assets consists of, or more than 45% of its income/loss is derived from, securities of companies it does not control. Our acquisition strategy may require us to take actions that we would not otherwise take so as not to be deemed an 'investment company' under the 1940 Act. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. We intend to make acquisitions and other investments in a manner so as not to be deemed an investment company. As a result, we may forego investments that we might otherwise make or retain or dispose of investments or assets that we might otherwise sell or hold.
                                                                               9

    IN THE FUTURE WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE SUBJECT TO TAX AS A 'PERSONAL HOLDING COMPANY.'

    If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income from specified passive sources, we would be classified as a 'personal holding company' for the U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 39.6% on a portion of our income, to the extent this income is not distributed to shareholders. We do not currently expect to have any liability for tax under the personal holding company rules in 2002. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

    OUR SUBSIDIARIES ARE SUBJECT TO VARIOUS RESTRICTIONS, AND SUBSTANTIALLY ALL OF THEIR ASSETS ARE PLEDGED, UNDER CERTAIN DEBT AGREEMENTS.

    Under our subsidiaries' debt agreements, substantially all of our subsidiaries' assets, other than cash, cash equivalents and short term investments, are pledged as collateral security. The indenture relating to the notes issued in the Arby's securitization contains financial covenants that, among other things, require Arby's Franchise Trust to maintain certain financial ratios and restrict its ability to incur debt, enter into certain fundamental transactions (including sales of all or substantially all of its assets and certain mergers and consolidations) and create or permit liens. If Arby's Franchise Trust is unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or is unable to comply with covenants of, the indenture, it would be in default under the terms thereof which would, under certain circumstances, permit the insurer of the notes to accelerate the maturity of the balance thereof. You should read the information in Note 9 to the Consolidated Financial Statements.

    ARBY'S IS DEPENDENT ON RESTAURANT REVENUES AND OPENINGS.

    The principal source of revenues for Arby's and its subsidiaries is royalty fees received from franchisees. Accordingly, Arby's and its subsidiaries' future revenues will be highly dependent on the gross revenues of Arby's franchisees and the number of Arby's restaurants that its franchisees operate. In January 2000, the major distributor of food and other products to Arby's franchisees filed for bankruptcy. That bankruptcy and the subsequent change of distributors by franchisees did not have a significant adverse effect on us. However, it is possible that interruptions in the distribution of supplies to Arby's franchisees could adversely affect sales by such franchisees and cause a decline in the royalty fees that we receive from them.

    THE LEVEL OF GROSS REVENUES OF ARBY'S RESTAURANTS MAY NOT CONTINUE.

    Competition is intense among national brand franchisors and smaller chains in the restaurant industry to grow their franchise systems. Arby's franchisees are generally in competition for customers with franchisees of other national and regional fast food chains and locally owned restaurants. We cannot assure you that the level of gross revenues of Arby's franchisees, upon which our royalty fees are dependent, will continue.

    THE NUMBER OF ARBY'S RESTAURANTS THAT OPEN MAY NOT MEET CURRENT COMMITMENTS.

    Numerous factors beyond our control affect restaurant openings. These factors include the ability of potential restaurant owners to obtain financing, locate appropriate sites for restaurants and obtain all necessary state and local construction, occupancy and other permits and approvals. Although as of December 30, 2001 franchisees had signed commitments to open 616 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants. See 'Item 1. Business -- Restaurant Franchising System (Arby's) -- Franchise Network.' In addition, we cannot assure you that our franchisees will successfully develop and operate their restaurants in a manner consistent with our standards.

    ARBY'S FRANCHISE REVENUES DEPEND, TO A LARGE EXTENT, ON A SMALL NUMBER OF LARGE FRANCHISEES AND A DECLINE IN THEIR REVENUE MAY INDIRECTLY ADVERSELY AFFECT US.

    During 2001, Arby's received approximately 28% of its royalties from RTM, Inc. and its affiliates (which as of December 30, 2001, operated 774 Arby's restaurants), and received approximately 8% and 6%, respectively, of its royalties from two other franchisees. Arby's franchise royalties could decline from their present levels if any of these franchisees suffered significant declines in their businesses. In that connection, Sybra, Inc., Arby's second largest franchisee, and its parent company filed for bankruptcy protection on February 5, 2002. Based on statements by Sybra and its parent, it is our understanding that the filings were made principally in order to separate Sybra's ongoing Arby's business from various unrelated holding company liabilities of the parent and, in the case of the Sybra filing, because the parent's filing constituted a technical event of default under Sybra's loan agreements. However, we do not believe Sybra has suffered a significant decline in its business and we expect that Sybra will continue to pay Arby's royalties during the pendency of its bankruptcy proceedings.

    COMPETITION FROM RESTAURANT COMPANIES COULD ADVERSELY AFFECT US.

    The sole source of Arby's revenues is royalties and fees paid to it by franchisees. The business sectors in which Arby's franchisees compete are highly competitive (e.g., with respect to price, food quality and presentation, service, location, and the nature and condition of the financed business unit/location), and are affected by changes in tastes and eating habits, local, regional and national economic conditions and population and traffic patterns. Arby's franchisees compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Moreover, new companies may enter the franchisees' respective market area and target sales audience. Such competition may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect Arby's franchisees' revenues and profits and the ability of franchisees to make required payments to Arby's. Furthermore, Arby's franchisees face competition for competent employees and high levels of employee turnover, which can have an adverse effect on the operations and revenues of the franchisees and on their abilities to make required payments to Arby's. Many of Arby's competitors have substantially greater financial, marketing, personnel and other resources than Arby's.

    CHANGES IN CONSUMER TASTES AND PREFERENCES AND IN SPENDING AND DEMOGRAPHIC PATTERNS, AS WELL AS CONCERNS ABOUT FOOD QUALITY, COULD RESULT IN A LOSS OF CUSTOMERS AND REDUCE THE ROYALTIES THAT WE RECEIVE.

    The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Consumer preferences could also be affected by health or safety concerns with respect to the consumption of beef. As is generally the case in the restaurant franchise business, we and our franchisees may, from time to time, be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm the reputation of Arby's restaurants, even if the allegations are not valid, we are not found liable or those concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If Arby's is unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, our franchisees may lose customers and the resulting royalties that Arby's receives from its franchisees may decline.

    WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD HARM THE VALUE OF OUR BRANDS AND ADVERSELY AFFECT OUR BUSINESS.

    Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brands and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further
                                                                              11
develop our branded products in both domestic and international markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands to achieve and maintain market acceptance.

    We franchise our restaurants to various franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that adversely affect the value of our intellectual property or the reputation of the Arby's restaurant system.

    We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business and may never be registered in all of these countries.

    We cannot assure you that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.

    WE REMAIN CONTINGENTLY LIABLE WITH RESPECT TO CERTAIN OBLIGATIONS RELATING TO BUSINESSES THAT WE HAVE SOLD.

    As previously reported, in 1997 we sold all of our company-owned Arby's restaurants to affiliates of RTM, Arby's largest franchisee. In connection with the sale, an aggregate of approximately $54.7 million of mortgage and equipment notes were assumed by affiliates of RTM, of which we believe approximately $44.0 million was outstanding at December 30, 2001. RTM has guaranteed the payment of such notes by its affiliates. Notwithstanding the assumption of such debt and guaranty, the Company remains contingently liable as a guarantor of the notes. In addition, such affiliates of RTM also assumed certain operating and capital lease obligations relating to the purchased restaurants (aggregating approximately $73.0 million at December 30, 2001) and RTM has indemnified us for any losses we might incur with respect to such leases. Notwithstanding such assumption, we remain contingently liable if RTM's affiliates fail to make the required payments under those leases.

    In addition, in July 1999, the Company sold 41.7% of its remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and Columbia Propane, L.P.). As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138.0 million as of December 30, 2001), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas. Either National Propane Corporation or AmeriGas Propane, L.P. may require AmeriGas to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes associated with our sale of the propane business.

    Although the Company believes that it is unlikely that it will be called upon to make any payments under the guaranty, leases or indemnification described above, if the Company were required to make such payments it could have a material adverse effect on the financial position or results of operations of the Company. You should read the information in 'Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and in Notes 3, 9 and 23 to the Consolidated Financial Statements.

    ENVIRONMENTAL LIABILITIES.

    Certain of our current and past operations are or have been subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See 'Item 1. Business -- General -- Environmental Matters.'

ITEM 2. PROPERTIES.

    We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease each of our material properties.

    The following table contains information about our material facilities as of December 30, 2001:

                                                                                       APPROXIMATE
                                                                                       SQ. FT. OF
              ACTIVE FACILITIES                 FACILITIES -- LOCATION    LAND TITLE   FLOOR SPACE
              -----------------                 ----------------------    ----------   -----------
Triarc Corporate Headquarters.................  New York, NY              1 leased       30,670*
Restaurant Franchising Headquarters...........  Ft. Lauderdale, FL        1 leased       47,300**

---------

 * We are currently seeking to sublet approximately 4,600 square feet of this space.

** Approximately 1,150 square feet of this space is subleased from Arby's by a third party.

    Arby's also owns three and leases seven properties which are leased or sublet principally to franchisees and has a lease for one inactive property. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

ITEM 3. LEGAL PROCEEDINGS.

    On March 23, 1999, Norman Salsitz, a stockholder of Triarc, filed a complaint in the United States District Court for the Southern District of New York against Triarc, Nelson Peltz and Peter May. In an amended complaint, filed in April 2000, Mr. Salsitz purports to assert a claim for alleged violation of
Section 14(e) of the Securities Exchange Act of 1934, as amended, on behalf of all persons who held our stock as of March 10, 1999. The amended complaint alleges that our tender offer statement in connection with the 1999 'Dutch Auction' self-tender offer was materially false and misleading in that, among other things, it failed to disclose alleged recent valuations of Triarc. The amended complaint seeks damages in an amount to be determined, together with prejudgment interest, the costs of suit, including attorneys' fees, an order permitting all shareholders who tendered their shares in the Dutch Auction Tender Offer to rescind the transaction, and unspecified other relief. On November 16, 2001, the defendants moved for summary judgment dismissing the action in its entirety. On the same day, the plaintiff moved to certify a class consisting of all persons or entities who held stock in Triarc as of March 10, 1999 and who allegedly suffered damages thereby. The defendants have opposed that motion. These motions are pending.

    In October 1998, various class actions were brought on behalf of our stockholders in the Court of Chancery of the State of Delaware. These class actions name Triarc, Messrs. Peltz and May and directors of Triarc as defendants. On March 26, 1999, four of the plaintiffs in these actions filed an amended complaint making allegations substantially similar to those asserted in the Salsitz case described above. In October 2000, the plaintiffs agreed to stay these actions pending determination of the Salsitz action.

    On September 14, 1999, William Pallot, one of our shareholders, filed a purported derivative action against our directors and other defendants, and naming us as a nominal defendant, in the Supreme Court of the State of New York, New York County. In a second amended complaint, filed on February 17, 2000, the plaintiff alleges that the defendants breached their fiduciary duties and aided and abetted breaches of fiduciary duties by causing us to enter into an agreement to purchase shares of the Company's Class B common stock owned by affiliates of the late Victor Posner. The plaintiff further alleges that the defendants violated their fiduciary duties and wasted corporate assets by approving the Company's lease and purchase of aircraft from Triangle Aircraft Services Corporation and causing Triarc to award Messrs. Peltz and May unauthorized compensation between 1994 and 1997. On October 31, 2000 the court granted the defendants' motion to dismiss the action. On December 13, 2001, the Appellate Division, First Department, affirmed the lower court's dismissal of plaintiff's complaint for failure to state a cause of action. The plaintiff's time to appeal or to seek leave to appeal from the Appellate Division decision has expired.

    We believe that the outcome of any of the matters described above or any of the other matters that have arisen in the ordinary course of our business will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held a Special Meeting of Stockholders on October 25, 2001. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

PART II

ITEM 5. MARKET FOR RREGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market for our Class A Common Stock is the New York Stock Exchange ('NYSE') (symbol: TRY). The high and low market prices for our Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                         MARKET PRICE
                                                      -------------------
                  FISCAL QUARTERS                       HIGH       LOW
                  ---------------                       ----       ---
2000
    First Quarter ended April 2.....................  $22.7500   $16.8125
    Second Quarter ended July 2.....................   22.4375    18.9375
    Third Quarter ended October 1...................   28.0000    20.6250
    Fourth Quarter ended December 31................   25.9375    22.8750
2001
    First Quarter ended April 1.....................  $26.6200   $23.4375
    Second Quarter ended July 1.....................   26.4000    23.8500
    Third Quarter ended September 30................   26.5000    21.8000
    Fourth Quarter ended December 30................   25.1000    22.4000

    We did not pay any dividends on our common stock in 2000, 2001 or in the current year to date and do not presently anticipate the declaration of cash dividends on our Class A Common Stock in the near future. We have no class of equity securities currently issued and outstanding except for the Class A Common Stock. However, we are currently authorized to issue up to 100 million shares of Class B Common Stock and up to 100 million shares of preferred stock.

    Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries. Under the terms of the indenture relating to the notes issued in the Arby's securitization (see 'Item 1. Business -- Restaurant Franchising System (Arby's) -- General'), the ability of Arby's to pay any dividends or make any loans or advances to us is limited by the debt service requirements of its subsidiaries. You should read the information in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Note 9 to our Consolidated Financial Statements.

    In August 1999, we entered into a stock purchase agreement pursuant to which we were obligated to acquire all of the outstanding shares of Class B Common Stock on or prior to August 19, 2001, subject to extension in certain limited circumstances. Pursuant to the agreement, in August 1999 we repurchased 1,999,208 shares of our Class B Common Stock for an aggregate purchase price of approximately $40.9 million, in August 2000 we repurchased 1,999,207 shares of our Class B Common Stock for an aggregate purchase price of approximately $42.3 million and on August 10, 2001 we repurchased the remaining 1,999,207 shares of our Class B Common Stock. You should read the information in 'Item 1.
Business -- Repurchase of Class B Common Stock'.

    On January 18, 2001, our management was authorized, when and if market conditions warrant, to purchase from time to time up to an aggregate of $50 million worth of our Class A Common Stock pursuant to a $50 million stock repurchase program that ends on January 18, 2003. During the period from January 18, 2001 through March 15, 2002, we repurchased 149,000 shares, at an average cost of approximately $23.40 per share (including commissions), for an aggregate cost of approximately $3.5 million, pursuant to the stock repurchase program. We cannot assure you that we will repurchase any additional shares pursuant to this stock repurchase program.

    As of March 15, 2002, there were approximately 3,671 holders of record of our Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA(1)

                                                            YEAR ENDED(2)
                            -----------------------------------------------------------------------------
                            DECEMBER 28,     JANUARY 3,     JANUARY 2,     DECEMBER 31,      DECEMBER 30,
                                1997            1999           2000            2000              2001
                                ----            ----           ----            ----              ----
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues, investment
  income and other
  income..................    $152,601        $ 88,964      $ 102,161       $  119,406         $136,775
Income (loss) from
  continuing operations
  before income taxes.....      (2,607)(5)       8,019         24,854 (7)        2,211 (9)       17,662(11)
Income (loss) from
  continuing operations...      (3,660)(5)       3,187         17,702 (7)      (10,157)(9)        8,966(11)
Income from discontinued
  operations..............       3,825          11,449          4,519          472,078           43,450
Extraordinary charges.....      (3,781)         --            (12,097)         (20,680)          --
Net income (loss).........      (3,616)(5)      14,636(6)      10,124 (7)      441,241 (9)       52,416(11)
Basic income (loss) per
  share(3):
    Continuing
      operations..........        (.12)            .11            .68             (.44)             .42
    Discontinued
      operations..........         .13             .37            .18            20.32             2.02
    Extraordinary
      charges.............        (.13)         --               (.47)            (.89)          --
    Net income (loss).....        (.12)            .48            .39            18.99             2.44
Diluted income (loss) per
  share(3):
    Continuing
      operations..........        (.12)            .10            .66             (.44)             .40
    Discontinued
      operations..........         .13             .36            .16            20.32             1.91
    Extraordinary
      charges.............        (.13)         --               (.45)            (.89)          --
    Net income (loss).....        (.12)            .46            .37            18.99             2.31
Working capital...........      93,321         180,739        240,399          596,319          556,637
Total assets..............     481,681         462,417        378,424        1,067,424          868,409
Long-term debt............     279,606         279,226          3,792          291,718          288,955
Stockholders' equity
  (deficit)(4)............      44,521          11,272       (166,726)(8)      282,310(10)      332,397
Weighted-average common
  shares outstanding......      30,132          30,306         26,015 (8)       23,232           21,532

---------

 (1) Selected Financial Data for the years ended on or prior to the fiscal year ended December 31, 2000 reflect the discontinuance of the Company's beverage businesses sold in October 2000, for the years ended on or prior to the fiscal year ended January 2, 2000 reflect the discontinuance of the Company's propane business sold in July 1999 and for the fiscal year ended December 28, 1997 reflect the discontinuance of the Company's dyes and specialty chemicals business sold in December 1997.

 (2) The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance with this method, the Company's 1997, 1999, 2000 and 2001 fiscal years contained 52 weeks and its fiscal year 1998 contained 53 weeks.

 (3) Basic and diluted income (loss) per share are the same for the years ended December 28, 1997 and December 31, 2000 since all potentially dilutive securities would have had an antidilutive effect for each of those years. The shares used in the calculation of diluted income (loss) per share for the years ended January 3, 1999 (31,527,000), January 2, 2000 (26,943,000)
     and December 30, 2001 (22,692,000) consist of the weighted average common shares outstanding and potential common shares reflecting the effect of dilutive stock options of 1,221,000, 818,000 and 1,160,000, respectively, and for the year ended January 2, 2000 the effect of a dilutive forward purchase obligation for common stock of 110,000 shares.

 (4) The Company has not paid any dividends on its common shares during any of the years presented.

 (5) Reflects certain significant charges and credits recorded during 1997 as follows: $9,698,000 charged to loss from continuing operations before income taxes representing (1) a $5,609,000 charge for facilities
                                              (footnotes continued on next page)

(footnotes continued from previous page)

     relocation and corporate restructuring costs and (2) $4,089,000 of loss on sale of business; $5,865,000 charged to loss from continuing operations representing the aforementioned $9,698,000 less $3,833,000 of related income tax benefit; and $4,716,000 charged to net loss representing
     (1) the aforementioned $5,865,000 charged to loss from continuing operations, (2) $19,999,000 included in the loss from operations of the discontinued businesses consisting of (a) $31,815,000 of charges for post-acquisition related transition, integration and changes to business strategies and (b) $1,466,000 of facilities relocation and corporate restructuring charges, less (a) $576,000 of gain on sale of business and
     (b) $12,706,000 of related income tax benefit and (3) a $3,781,000 extraordinary charge from the early extinguishment of debt, all less $24,929,000 of gain on disposal of discontinued operations.

 (6) Reflects certain significant credits recorded during 1998 as follows:
     $7,074,000 credited to net income representing (1) $3,067,000 included in the income from operations of the discontinued businesses consisting of $5,016,000 of gain on sale of businesses less $1,949,000 of related income taxes and (2) $4,007,000 of gain on disposal of discontinued operations.

 (7) Reflects certain significant charges and credits recorded during 1999 as follows: $926,000 credited to income from continuing operations before income taxes representing $3,052,000 of reversal of excess interest expense accruals for interest due the Internal Revenue Service (the 'IRS') in connection with the completion of their examinations of the Company's Federal income tax returns for prior years less a $2,126,000 charge for a capital structure reorganization related charge related to equitable adjustments made to the terms of outstanding stock options for stock of a former subsidiary held by corporate employees; $5,789,000 credited to income from continuing operations representing (1) the aforementioned $926,000 credited to income from continuing operations before income taxes less $264,000 of related income taxes and (2) $5,127,000 of release of excess reserves for income taxes in connection with the completion of IRS examinations of the Company's Federal income tax returns; and $3,897,000 credited to net income representing (1) the aforementioned $5,789,000 credited to income from continuing operations, (2) $15,102,000 of gain on disposal of discontinued operations, less (i) $4,897,000 of charges reported in income from operations of the discontinued businesses consisting of (a) a $3,348,000 charge for a capital structure reorganization related charge, similar to the charge in continuing operations, relating to option holders who were employees of the sold businesses, (b) $411,000 of provision for interest due the IRS in connection with the completion of their examination of the Company's Federal income tax returns, both less $1,464,000 of related income taxes and (c) $2,602,000 of provision for income taxes in connection with the completion of IRS examinations of the Company's Federal income tax returns and (ii) a $12,097,000 extraordinary charge from the early extinguishment of debt.

 (8) In 1999 the Company repurchased for treasury 3,805,015 shares of its class A common stock and 1,999,208 shares of class B common stock for an aggregate $117,160,000 and recorded a forward purchase obligation for two future purchases of class B common stock that occurred on August 10, 2000 and on August 10, 2001 for $42,343,000 and $43,843,000, respectively. These transactions resulted in an aggregate $203,346,000 reduction to stockholders' equity in 1999 resulting in a stockholders' deficit as of January 2, 2000 and a reduction of 3,376,000 shares in the weighted-average common shares outstanding.

 (9) Reflects certain significant charges and credits recorded during 2000 as follows: $36,432,000 charged to income from continuing operations before income taxes representing (1) a $26,010,000 charge for capital market transaction related compensation and (2) a $10,422,000 charge resulting from the Company's repurchase of 1,045,834 shares of its class A common stock from certain of the Company's officers and a director within six months after exercise of the related stock options by the officers and director; $32,914,000 charged to loss from continuing operations representing the aforementioned $36,432,000 less $3,518,000 of related income tax benefit; and $427,352,000 credited to net income representing $480,946,000 of gain on disposal of discontinued operations less (1) the aforementioned $32,914,000 charged to loss from continuing operations and
     (2) a $20,680,000 extraordinary charge from the early extinguishment of debt.

(10) The increase in stockholders' equity during 2000 principally reflects net income of $441,241,000 which includes a gain on disposal of discontinued operations of $480,946,000.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

(11) Reflects significant credits recorded during 2001 as follows: $5,000,000 credited to income from continuing operations before income taxes representing the receipt of a $5,000,000 note receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer (the 'Executives') of the Company received in connection with the settlement of a class action lawsuit involving certain awards of compensation to the Executives; $3,200,000 credited to income from continuing operations representing the aforementioned $5,000,000 less $1,800,000 of related income tax expense; and $46,650,000 credited to net income representing the aforementioned $3,200,000 credited to income from continuing operations and $43,450,000 of additional gain on disposal of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    We currently operate in one business, the franchising of Arby's restaurants, from which we derive our revenues principally in the form of franchise royalties and franchise fees. While over half of our existing royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average rate was 3.3% in 2001. We also derive investment income from our investments. As discussed below under 'Liquidity and Capital Resources,' we are presently evaluating our options for the use of our significant cash, cash equivalent and investment position, including business acquisitions, repurchases of our common shares and investments.

    We incur general and administrative expenses, depreciation and amortization and interest expense, but no cost of goods sold, in our restaurant franchising business. In addition, we incur general corporate expenses, including investment activity related expenses, in those same expense categories. Our restaurant franchising business does not require significant capital expenditures since we do not own any restaurants.

    We previously operated in the premium beverage and soft drink concentrate businesses. On October 25, 2000 we completed the sale, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc, which we refer to as Cadbury. Our former premium beverage business consisted of Snapple Beverage Group and our former soft drink concentrate business consisted of Royal Crown Company. The premium beverage and soft drink concentrate businesses, formerly reported as business segments, have been accounted for as discontinued operations in 1999 and 2000 through the date of sale.

    On July 19, 1999 we completed the sale of 41.7% of our remaining 42.7% interest in National Propane Partners L.P. and a subpartnership, which operated a propane business, retaining a then 1% limited partner interest. Accordingly, the propane business, formerly reported as a business segment, was accounted for as a discontinued operation in 1999 through the date of sale.

    In recent years our restaurant franchising business has experienced the following trends:

         Consistent growth of the restaurant industry as a percentage of total food-related spending;

         Increased competitive pressures from the emphasis by competitors on new unit development to increase market share leading to frequent use of price promotions and heavy advertising expenditures within the industry;

         Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on some menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting;

         Additional competitive pressures for prepared food purchases from operators outside the restaurant industry such as deli sections and in-store cafes of several major grocery store chains; and

         The addition of selected higher-priced premium quality items to menus, which appeal more to adult tastes and recover some of the dollar margins lost in the discounting of other menu items.

    We experience the effects of these trends to the extent they affect sales by our franchisees and the resulting impact on the royalties and franchise fees we receive from them.

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

    We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Each of our 1999, 2000 and 2001 fiscal years contained 52 weeks. Our 1999 fiscal year commenced on January 4, 1999 and ended on
January 2, 2000, our 2000 fiscal year commenced on January 3, 2000 and ended
                                                                              19
on December 31, 2000, and our 2001 fiscal year commenced on January 1, 2001 and ended on December 30, 2001. When we refer to '1999' we mean the period from January 4, 1999 to January 2, 2000; when we refer to '2000' we mean the period from January 3, 2000 to December 31, 2000; and when we refer to '2001' we mean the period from January 1, 2001 to December 30, 2001.

RESULTS OF OPERATIONS

    Set forth below is a table that summarizes and compares our results of operations for 1999, 2000 and 2001 and provides the amount and percent increase or decrease between (1) 1999 and 2000 and (2) 2000 and 2001. Where there is no amount in one of the years of the comparison or the change exceeds 100%, the percent change is not meaningful, which we refer to as 'n/m.' The nature of the income from discontinued operations and the extraordinary charges are not comparable between periods and, as a result, we have not provided the percent change.

                                                           CHANGE                         CHANGE
                                                      -----------------             ------------------
                                   1999      2000     AMOUNT    PERCENT    2001     AMOUNT     PERCENT
                                   ----      ----     ------    -------    ----     ------     -------
                                                     (IN MILLIONS EXCEPT PERCENTS)
Revenues, investment income and
  other income:
    Royalties and franchise
      fees......................  $ 81.2    $ 87.2    $ 6.0         7 %   $ 92.3    $   5.1        6 %
    Investment income, net......    16.9      30.7     13.8        82 %     33.6        2.9        9 %
    Gain on sale of
      businesses................     1.2        --     (1.2)      n/m        0.5        0.5      n/m
    Other income, net...........     2.9       1.5     (1.4)      (48)%     10.4        8.9      n/m
                                  ------    ------    ------              ------    -------
        Total revenues,
          investment income and
          other income..........   102.2     119.4     17.2        17 %    136.8       17.4       15 %
                                  ------    ------    ------              ------    -------
Costs and expenses:
    General and
      administrative............    68.5      80.2     11.7        17 %     77.4       (2.8)      (4)%
    Depreciation and
      amortization, excluding
      amortization of deferred
      financing costs...........     5.4       5.3     (0.1)       (2)%      6.5        1.2       22 %
    Capital market transaction
      related compensation......      --      26.0     26.0       n/m         --      (26.0)     n/m
    Capital structure
      reorganization related
      charge....................     2.1       0.3     (1.8)      (86)%       --       (0.3)     n/m
    Interest expense............     1.3       4.8      3.5       n/m       30.4       25.6      n/m
    Insurance expense related to
      long-term debt............      --       0.6      0.6       n/m        4.8        4.2      n/m
                                  ------    ------    ------              ------    -------
        Total costs and
          expenses..............    77.3     117.2     39.9        52 %    119.1        1.9        2 %
                                  ------    ------    ------              ------    -------
            Income from
              continuing
              operations before
              income taxes......    24.9       2.2    (22.7)      (91)%     17.7       15.5      n/m
Provision for income taxes......    (7.2)    (12.4)    (5.2)      (73)%     (8.7)       3.7       30 %
                                  ------    ------    ------              ------    -------
            Income (loss) from
              continuing
              operations........    17.7     (10.2)   (27.9)      n/m        9.0       19.2      n/m
Income from discontinued
  operations....................     4.5     472.1    467.6                 43.4     (428.7)
                                  ------    ------    ------              ------    -------
            Income before
              extraordinary
              charges...........    22.2     461.9    439.7                 52.4     (409.5)
Extraordinary charges...........   (12.1)    (20.7)    (8.6)                  --       20.7
                                  ------    ------    ------              ------    -------
            Net income..........  $ 10.1    $441.2    $431.1              $ 52.4    $(388.8)
                                  ------    ------    ------              ------    -------
                                  ------    ------    ------              ------    -------

2001 COMPARED WITH 2000

Royalties and Franchise Fees

    Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $5.1 million, or 6%, to $92.3 million in 2001 from $87.2 million in 2000 reflecting a $5.3 million, or 6%, increase in royalty revenue partially offset by a $0.2 million, or 6%, decrease in franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 66, or 2%, franchised restaurants and a 1.9% increase in same-store sales of franchised restaurants. The slight decrease in franchise fee revenue was principally due to the opening of 25 fewer franchised restaurants in 2001 compared with 2000 substantially offset by an increase in revenues recognized from forfeited deposits upon the termination of commitments to open new franchised restaurants. While we anticipate a continued combined increase in royalties and franchise fees for the year ended December 29, 2002 compared with 2001, we expect this increase will be at a lower rate than the 6% increase in combined royalties and franchise fees experienced during 2001. Although we project an increase in the number of franchised restaurants during 2002, we currently expect the average net increase of franchised restaurants for 2002 will be less than the average net increase of 66 referred to above in 2001. We also expect a decrease in revenues recognized from forfeited deposits upon the termination of commitments to open new franchised restaurants. However, we expect same-store sales of franchised restaurants to continue to increase in 2002. As a result, we expect (1) royalties will be higher in 2002 than in 2001 and (2) franchise fees will be lower in 2002 compared with 2001.

    Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net in 2000 and 2001:

                                                             2000    2001    CHANGE
                                                             ----    ----    ------
                                                                 (IN MILLIONS)
Interest income............................................  $16.5   $31.8   $ 15.3
Recognized realized and unrealized net gains...............   17.2     5.0    (12.2)
Other than temporary unrealized losses.....................   (3.7)   (3.5)     0.2
Distributions, including dividends.........................    1.6     1.2     (0.4)
Other......................................................   (0.9)   (0.9)    --
                                                             -----   -----   ------
                                                             $30.7   $33.6   $  2.9
                                                             -----   -----   ------
                                                             -----   -----   ------

    Investment income, net, increased $2.9 million, or 9%, to $33.6 million in 2001 from $30.7 million in 2000. This increase principally reflects (1) a $15.3 million increase in interest income on cash equivalents and short-term investments and (2) a $0.2 million decrease in the provision for unrealized losses recognized on investments deemed to be other than temporary. These increases were partially offset by (1) a $12.2 million decrease in recognized net gains, realized or unrealized as applicable, on our investments, of which $10.3 million was attributable to our gain on the sale of one particular common stock investment in 2000 which did not recur in 2001 and (2) a $0.4 million decrease in distributions, including dividends, from certain of our investments. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in 2001 compared with 2000 as a result of the full year effect in 2001 of the cash provided from the Snapple Beverage Sale and $277.0 million of proceeds, net of $13.0 million of expenses, from the issuance of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, on November 21, 2000. We currently are invested principally in cash equivalents and we anticipate interest income will be significantly lower in 2002 compared with 2001 assuming interest rates as of December 30, 2001 do not increase significantly. In December 2001, moreover, $175.0 million of United States government agency debt securities matured, which yielded 6.2% and which had maturities of twelve months when acquired, the proceeds of which were reinvested principally in money market funds which had an average yield of 2.0% as of December 30, 2001. The recognized net gains on our securities and the provision for other than temporary losses on our securities may not recur in future periods.

Gain on Sale of Businesses

    The gain on sale of businesses of $0.5 million in 2001 reflects the release of sales tax accruals no longer necessary due to the expiration of statutory audit periods. These accruals were originally provided as a component of the loss on sale of all of the 355 then company-owned restaurants in 1997. There was no gain on sale of businesses in 2000 included in continuing operations.
                                                                              21

Other Income, Net

    The following table summarizes and compares the major components of other income, net in 2000 and 2001:

                                                             2000    2001    CHANGE
                                                             ----    ----    ------
                                                                 (IN MILLIONS)
Interest income related to the Snapple Beverage Sale.......  $--     $ 8.3   $ 8.3
Equity in losses of investees, other than investment
  limited partnerships and similar investment entities.....   (2.3)   (0.2)    2.1
Settlement of bankruptcy claims with a former affiliate
  previously written off...................................    0.9    --      (0.9)
Other......................................................    2.9     2.3    (0.6)
                                                             -----   -----   -----
                                                             $ 1.5   $10.4   $ 8.9
                                                             -----   -----   -----
                                                             -----   -----   -----

    Other income, net, increased $8.9 million to $10.4 million in 2001 from $1.5 million in 2000. This increase was due to (1) $8.3 million of interest income related to our election to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained in more detail below under 'Discontinued Operations,' representing interest for the period beginning 45 days after the October 25, 2000 date of the sale through the June 14, 2001 date of payment by Cadbury of $200.0 million to us for our making this election and (2) a $2.1 million decrease in our equity in the losses of investees other than investment limited partnerships and similar investment entities accounted for under the equity method, principally due to $1.8 million of an equity loss from the write-down of certain assets by an investee in 2000 which did not recur in 2001. These increases were partially offset by (1) the non-recurring collection in 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 1999 due to the former affiliate filing for bankruptcy protection and (2) other net decreases of $0.6 million.

General and Administrative

    Our general and administrative expenses decreased $2.8 million, or 4%, to $77.4 million in 2001 from $80.2 million in 2000. This decrease principally reflects (1) an $11.4 million decrease in stock option compensation costs due to costs incurred in 2000 which did not recur in 2001 consisting of (a) $10.4 million resulting from our repurchase of class A common stock from certain officers and a director within six months after the exercise of related stock options by such officers and director and (b) $1.0 million resulting from other stock option activity relating to the Snapple Beverage Sale, (2) a $5.0 million reduction in compensation expense related to a note receivable from our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, that we received in 2001 in connection with the settlement effective March 1, 2001 of a class action shareholder lawsuit which asserted claims relating to certain compensation awards to the Executives,
(3) provisions of $1.2 million in 2000 which did not recur in 2001 for costs to support a change in distributors of food and other products for a majority of franchisees in our restaurant franchising business and (4) a $1.2 million decrease in charitable contributions in 2001. These decreases were partially offset by (1) higher incentive compensation costs of $5.0 million to $11.9 million in 2001 from $6.9 million in 2000 under our executive bonus plan principally due to the effect on the bonus calculation of the positive impact of the Snapple Beverage Sale on our capitalization, (2) a $2.5 million increase in insurance expense due to (a) a $1.5 million reduction of insurance expense recognized in 2000 which did not recur in 2001 relating to the favorable settlement of insurance claims by the purchaser of a former insurance subsidiary that we sold in 1998 resulting in the collection of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale and (b) a $1.0 million increase in insurance premiums in 2001, (3) $2.1 million of contributions to AFA Service Corporation, an independent organization which produces advertising and promotional materials for the Arby's franchise system, expensed in connection with an Arby's national cable television advertising campaign introduced in 2001, (4) $1.9 million of compensation expense recognized in 2001 representing the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, invested in January 2001 for the benefit of the Executives, as explained in more detail below under 'Income from Continuing Operations Before Income Taxes' and (5) other inflationary increases.

    The $1.5 million gain in 2000 from realization of the note receivable discussed above was included as a reduction of general and administrative expenses since the gain effectively represented an adjustment of prior period insurance reserves. The $5.0 million gain from the settlement of the class action shareholder lawsuit discussed above was included as a reduction of general and administrative expenses since the gain effectively represents an adjustment of prior period compensation expense. The contributions to AFA Service Corporation for the national cable television advertising campaign will continue under an agreement which we expect will result in an additional $6.1 million of expenses, in total, to be incurred over our fiscal years 2002 and 2003.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.2 million, or 22%, to $6.5 million in 2001 from $5.3 million in 2000. This increase principally reflects (1) a $0.5 million increase in depreciation related to the purchase of an airplane in the third quarter of 2001 which replaced fractional interests in two airplanes under timeshare agreements which were terminated and (2) a $0.5 million increase in amortization related to leasehold improvements completed in 2001.

    Effective with our first quarter of fiscal 2002 we will adopt Statement of Financial Accounting Statements No. 142 'Goodwill and Other Intangible Assets' issued by the Financial Accounting Standards Board. Under SFAS 142 we will no longer amortize our costs in excess of net assets of acquired companies, which we refer to as Goodwill, commencing with our first quarter of fiscal 2002. During 2001 Goodwill amortization amounted to $0.8 million. Further, we have determined that all of our other intangible assets have finite useful lives and will continue to be amortized. Therefore, depreciation and amortization, excluding amortization of deferred financing costs, will decrease $0.8 million in 2002 compared with 2001 as a result of the adoption of SFAS 142. See 'Recently Issued Accounting Pronouncements' under 'Liquidity and Capital Resources' for a more complete discussion of SFAS 142.

Capital Market Transaction Related Compensation

    The capital market transaction related compensation charge of $26.0 million in 2000 resulted from incentive compensation costs directly related to the completion of the Snapple Beverage Sale and the issuance of our Securitization Notes. This compensation consisted of an aggregate of $22.5 million to the Executives which was invested in the Trusts for their benefit in January 2001 and $3.5 million paid to other officers and employees in January 2001. There was no similar charge in 2001.

Capital Structure Reorganization Related Charge

    The capital structure reorganization related charge of $0.3 million in 2000 results from equitable adjustments that were made in 1999 to the terms of then outstanding options under the stock option plan of Snapple Beverage Group to the extent the option holders were employees of Triarc Companies, Inc. There was no similar charge in 2001.

    The Snapple Beverage Group stock option plan provided for an equitable adjustment of options in the event of a recapitalization or similar event. As of May 17, 1999 the exercise prices of Snapple Beverage Group options then outstanding that were granted prior to January 4, 1999 were equitably adjusted for the effects of net distributions of $91.3 million, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc, partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999. We accounted for the equitable adjustment of the Snapple Beverage Group stock options in accordance with the intrinsic value method. We reduced the exercise prices of the Snapple Beverage Group stock options, which did not result in the recognition of any expense because those modifications to the options did not create a new measurement date under the intrinsic value method. In addition, a then maximum of $2.6 million of cash payments relating to option holders who were employees of Triarc was due from us following the exercise of the stock options and the occurrence of certain other events. The $0.3 million charge recognized in 2000 represents the additional vested portion of our then obligation for these cash payments during 2000 through October 25, 2000, the date of the Snapple Beverage Sale, net of credits for forfeitures of non-vested stock options of terminated employees. As a result of the Snapple Beverage Sale, all outstanding Snapple Beverage Group stock options remained the responsibility of Snapple Beverage Group under Cadbury's ownership and were no longer our responsibility. The then remaining accrual for these
                                                                              23
cash payments recognized by Triarc of $2.4 million was released and reported as a component of the gain on sale of the beverage businesses included in income from discontinued operations in 2000.

Interest Expense

    Interest expense increased $25.6 million to $30.4 million in 2001 from $4.8 million in 2000. This increase is primarily attributable to (1) $18.5 million of additional interest in 2001 on our Securitization Notes issued on November 21, 2000 and $1.9 million of additional amortization of related deferred financing costs, due to the full year effect on interest expense in 2001 of the Securitization Notes which were issued on November 21, 2000, (2) interest of $3.1 million for the period from March 15, 2001 through June 14, 2001 on the estimated income tax liability paid with the filing of our election on June 14, 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes as discussed more fully below under 'Discontinued Operations' and (3) interest of $1.3 million in connection with a term loan with an outstanding principal balance of $21.5 million as of December 30, 2001 and related interest rate swap agreement used to finance the purchase of an airplane during the third quarter of 2001.

Insurance Expense Related to Long-Term Debt

    Insurance expense related to long-term debt increased $4.2 million to $4.8 million in 2001 from $0.6 million in 2000. These charges, which relate to insuring the payment of principal and interest on the Securitization Notes, increased due to the full year effect on insurance expense in 2001 of the Securitization Notes which were issued on November 21, 2000.

Income from Continuing Operations Before Income Taxes

    Our income from continuing operations before income taxes increased $15.5 million to $17.7 million in 2001 from $2.2 million in 2000 due to the effect of the variances explained in the captions above.

    As disclosed above, we recognized $1.9 million of compensation expense in 2001 for the increase in the fair values of the investments in the Trusts. However, under accounting principles generally accepted in the United States of America we were able to recognize investment income of only $0.2 million on the investments in the Trusts resulting in a $1.7 million difference in the recognition of deferred compensation expense and the related investment income. This difference will reverse in future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Income Taxes

    The provision for income taxes represented effective rates of 49% in 2001 and 559% in 2000. The effective rate is unusually high in 2000 principally due to the relatively low amount of pretax income and the effect thereon of non-deductible compensation costs. The effective rate is lower in 2001, but still exceeds the United States Federal statutory rate of 35%, principally due to (1) the effect of non-deductible compensation costs, which were significantly lower in 2001 compared with 2000, and (2) the effect of state income taxes, which were lower in 2001 compared with 2000 due to the differing impact of the mix of pretax income or loss among the consolidated entities since we file state tax returns on an individual company basis.

Discontinued Operations

    Income from discontinued operations was $43.4 million in 2001 compared with $472.1 million in 2000. The 2001 income from discontinued operations resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses. These net adjustments result principally from the realization of $200.0 million of proceeds from Cadbury for our electing to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale. The 2000 income from discontinued operations consists of the then estimated gain on disposal of the discontinued beverage businesses of $481.0 million less the loss from operations of the discontinued businesses of $8.9 million through the October 25, 2000 Snapple Beverage Sale.

    Revenues and other income of the beverage businesses were $681.0 million in 2000 through the October 25, 2000 Snapple Beverage Sale. Revenues and other income of the premium beverage business reflected (1) strong demand for newer product introductions such as Snapple Elements'TM', a product platform of herbally enhanced drinks, introduced in April 1999, and Mistic Zotics'TM' introduced in April 2000 and (2) the positive effect of an increased focus by two premium beverage distributors on sales of our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively, through the date of the Snapple Beverage Sale on October 25, 2000.

    The beverage businesses generated a pretax loss of $8.0 million in 2000 through the October 25, 2000 Snapple Beverage Sale principally reflecting the negative impact of operating costs and expenses associated with the acquisition of the two premium beverage distributors referred to above and interest expense related to additional borrowings and the effect of an increasing interest rate environment on the variable-rate debt of our beverage businesses. The beverage businesses had a provision for income taxes of $0.9 million in 2000 despite a loss before income taxes principally due to the amortization of non-deductible Goodwill, and the differing impact of the mix of pretax loss or income among the consolidated entities since we file state income tax returns on an individual company basis.

Extraordinary Charges

    The extraordinary charges of $20.7 million in 2000 resulted from the early assumption by Cadbury or extinguishment by us, as applicable, of (1) borrowings under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation, the former parent company of Royal Crown and Arby's, Inc., (2) 10 1/4% senior subordinated notes due 2009, which we refer to as the Senior Subordinated Notes, co-issued by Snapple Beverage Group and Triarc Consumer Products Group, LLC, a subsidiary of ours and the former parent of Snapple Beverage Group and Royal Crown, and (3) zero coupon convertible subordinated debentures due 2018, which we refer to as the Debentures. These extraordinary charges consisted of (1) the write-off of previously unamortized deferred financing costs of $27.5 million and (2) the payment of prepayment penalties and fees of $5.5 million, both less income tax benefit of $12.3 million. There were no similar charges in 2001.

2000 COMPARED WITH 1999

Royalties and Franchise Fees

    Our royalties and franchise fees, which are generated entirely from our restaurant franchising business, increased $6.0 million, or 7%, to $87.2 million in 2000 from $81.2 million in 1999 reflecting higher royalty revenue and slightly higher franchise fee revenue. The increase in royalty revenue resulted from an average net increase of 91, or 3%, franchised restaurants and a 0.9% increase in same-store sales of franchised restaurants.

    Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net in 1999 and 2000:

                                                             1999    2000    CHANGE
                                                             ----    ----    ------
                                                                 (IN MILLIONS)
Recognized realized and unrealized net gains...............  $ 6.8   $17.2   $10.4
Interest income............................................   12.3    16.5     4.2
Other than temporary unrealized losses.....................   (4.6)   (3.7)    0.9
Distributions, including dividends.........................    0.8     1.6     0.8
Equity in the earnings (losses) of investment limited
  partnerships and similar investment entities.............    2.2    (0.1)   (2.3)
Other......................................................   (0.6)   (0.8)   (0.2)
                                                             -----   -----   -----
                                                             $16.9   $30.7   $13.8
                                                             -----   -----   -----
                                                             -----   -----   -----

    Investment income, net increased $13.8 million, or 82%, to $30.7 million in 2000 from $16.9 million in 1999. This increase principally reflects (1) $10.4 million of higher recognized net gains, realized or unrealized as applicable, on our investments, of which $10.3 million was attributable to our gain on the sale of one particular common stock investment in 2000, (2) a $4.2 million increase in interest income on cash equivalents and short-term investments, (3) a $0.9 million decrease in the provision recognized for unrealized losses on investments deemed to be other than temporary and (4) a $0.8 million increase in distributions, including dividends, from certain of our investments. These increases were partially offset by a $2.3 million decrease in our net equity in the earnings or losses of investment limited partnerships and similar investment entities accounted for under the equity method. The increased interest income is due to higher average amounts of cash equivalents and short-term investments in 2000 compared with 1999 as a result of the cash provided from the Snapple Beverage Sale in October 2000 and the issuance of the Securitization Notes in November 2000.

Gain on Sale of Businesses

    The gain on sale of businesses of $1.2 million in 1999 was recognized as a result of the decrease in our percentage ownership of MCM Capital Group, Inc., an investment accounted for under the equity method which we refer to as MCM, due to the sale of common stock issued by MCM. There was no gain on sale of businesses in 2000 included in continuing operations.

Other Income, Net

    The following table summarizes and compares the major components of other income, net in 1999 and 2000:

                                                              1999   2000    CHANGE
                                                              ----   ----    ------
                                                                  (IN MILLIONS)
Equity in losses of investees, other than investment limited
  partnerships and similar investment entities..............  $--    $(2.3)  $(2.3)
Interest income.............................................   1.6     0.7    (0.9)
Settlement of bankruptcy claims with a former affiliate
  previously written off....................................   --      0.9     0.9
Reduction in fair value of a written call option on our
  stock.....................................................   --      0.7     0.7
Other.......................................................   1.3     1.5     0.2
                                                              ----   -----   -----
                                                              $2.9   $ 1.5   $(1.4)
                                                              ----   -----   -----
                                                              ----   -----   -----

    Other income, net decreased $1.4 million, or 48%, to $1.5 million in 2000 from $2.9 million in 1999. This decrease was principally due to (1) a loss of $2.3 million in 2000 in our net equity in the income or losses of investees other than investment limited partnerships and similar investment entities accounted for under the equity method compared with an essentially break-even position in 1999, principally due to $1.8 million of an equity loss from the write-down of certain assets by MCM in 2000 which did not occur in 1999, and
(2) a $0.9 million reduction in interest income due to the receipt of $1.3 million of interest income in 1999 relating to both income tax refunds and casualty insurance collateral which did not recur in 2000. These decreases were partially offset by (1) the collection in 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 1999 due to the former affiliate filing for bankruptcy protection and (2) a $0.7 million reduction in the fair value of a written call option on our class A common stock effectively established in connection with the assumption by Cadbury of the Debentures. Although the Debentures were assumed by Cadbury, they remain convertible into our class A common stock and as such we have recorded the liability for such conversion at fair value and the reduction in the fair value of the liability from the October 25, 2000 date of sale to December 31, 2000 was recognized in other income.

General and Administrative

    Our general and administrative expenses increased $11.7 million, or 17%, to $80.2 million in 2000 from $68.5 million in 1999. This increase principally reflects (1) stock option compensation costs of $11.4 million in 2000 consisting of (a) $10.4 million resulting from our repurchase of class A common stock from certain officers and a director within six months after the exercise of related stock options by such officers and director and (b) $1.0 million resulting from other stock option activity relating to the Snapple Beverage Sale, (2) higher expenses of $1.4 million to $8.1 million in 2000 from $6.7 million in 1999 related to the full year effect in 2000 compared with the period from May 3, 1999 to January 2, 2000 in 1999 of executive salary arrangements and an executive bonus plan which became effective May 3, 1999, (3) higher charitable contributions of $1.4 million, (4) provisions of $1.2 million in 2000 for costs to support a change in distributors of food and other products for a majority of franchisees in our restaurant franchising business and (5) other inflationary increases. These increases were partially offset by (1) non-recurring 1999 expenses of $2.9 million related to our lease of an airplane from Triangle Aircraft Services Corporation, a company owned by the Executives, through January 19, 2000 at which time we acquired 280 Holdings, LLC, the entity that at the time of the acquisition owned the airplane and (2) a $1.5 million reduction of insurance expense recognized in 2000 which did not occur in 1999, as explained in more detail in the comparison of 2001 and 2000.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.1 million, or 2%, to $5.3 million in 2000 from $5.4 million in 1999. This decrease in depreciation and amortization principally reflects (1) a decrease in amortization of $1.5 million reflecting (a) an increase in the estimated useful lives effective January 19, 2000 on $8.9 million of airplane leasehold improvements as a result of our acquisition of 280 Holdings on January 19, 2000 and (b) the termination of amortization effective January 2000 on a $2.5 million payment made in 1997 principally for the option to continue to lease the airplane for five years since the remaining unamortized portion was repaid to us in connection with our acquisition of 280 Holdings and
(2) a decrease in the amortization of below market stock options of $0.3 million in 2000 as those stock options became fully vested in March 2000. These decreases were almost entirely offset by the 2000 depreciation of $1.7 million on the airplane commencing with our acquisition of 280 Holdings.

Capital Market Transaction Related Compensation

    The capital market transaction related compensation charge of $26.0 million in 2000 resulted from incentive compensation costs directly related to the completion of the Snapple Beverage Sale and the issuance of the Securitization Notes, as previously discussed in more detail in the comparison of 2001 and 2000. There was no similar charge in 1999.

Capital Structure Reorganization Related Charge

    The capital structure reorganization related charge decreased $1.8 million, or 86%, to $0.3 million in 2000 from $2.1 million in 1999. Such charge reflects equitable adjustments that were made in 1999 to the terms of then outstanding options under the stock option plan of Snapple Beverage Group to the extent the option holders were employees of Triarc, as previously discussed in more detail in the comparison of the years 2001 and 2000. The initial charge of $2.1 million in 1999 represents the portion of the aggregate cash payment ultimately due to these option holders to the extent of the vesting of the stock options through
                                                                              27

January 2, 2000. The $0.3 million charge recognized in 2000 represents the additional vested portion of our then obligation for these cash payments during 2000 through the date of the Snapple Beverage Sale, net of credits for forfeitures of non-vested stock options of terminated employees, as explained in more detail in the comparison of 2001 and 2000.

Interest Expense

    Interest expense increased $3.5 million to $4.8 million in 2000 from $1.3 million in 1999. This increase in interest expense is primarily attributable to
(1) the reversal in 1999 of $3.1 million of interest accruals relating to income tax matters due to the finalization of our income tax liabilities resulting from the settlement of Internal Revenue Service examinations of our income tax returns for the fiscal years from 1989 to 1992 and the then tentative completion of the examinations of our income tax returns for fiscal 1993 and the eight-month transition period ended December 31, 1993 during 1999, (2) interest of $2.4 million in 2000 on the Securitization Notes issued on November 21, 2000 and (3) interest of $1.5 million in 2000 on a secured promissory note with an outstanding principal balance of $16.6 million at December 31, 2000 assumed in connection with the acquisition of 280 Holdings on January 19, 2000. These increases were partially offset by (1) $1.4 million of 1999 interest on the Senior Subordinated Notes, reported in continuing operations representing the portion which was allocated to our restaurant franchising business in 1999 but which was no longer allocated in 2000 and (2) non-recurring 1999 interest of $1.4 million on $275.0 million of 9 3/4% senior secured notes due 2000 of RC/Arby's reported in continuing operations consisting of the portion related to Arby's and RC/Arby's. The 9 3/4% notes were repaid in the first quarter of 1999 in connection with a debt refinancing which consisted of (1) the issuance of $300.0 million of Senior Subordinated Notes and (2) $475.0 million borrowed by the beverage businesses under a senior bank credit facility and the repayment of
(1) $284.3 million under a prior credit facility of Snapple Beverage Group and
(2) the $275.0 million of 9 3/4% notes. Outstanding borrowings under the credit facility of Snapple Beverage Group and the 10 1/4% notes were repaid by us or assumed by Cadbury, as applicable, in connection with the Snapple Beverage Sale.

Insurance Expense Related to Long-Term Debt

    The insurance expense related to long-term debt of $0.6 million in 2000 related to insuring the payment of principal and interest on the Securitization Notes which were issued on November 21, 2000.

Income from Continuing Operations Before Income Taxes

    Our income from continuing operations before income taxes decreased $22.7 million to $2.2 million in 2000 from $24.9 million in 1999 due to the effect of the variances explained in the captions above.

Income Taxes

    The provision for income taxes represented effective rates of 559% in 2000 and 29% in 1999. The effective rate is unusually high in 2000 principally due to the relatively low amount of pretax income and the effect thereon of non-deductible compensation costs, which were significantly higher in 2000 compared with 1999. The effective rate is lower than the United States Federal statutory rate of 35% in 1999 principally due to the 1999 release of excess income tax reserves of $5.1 million as a result of the settlement of Internal Revenue Service examinations of our tax returns for fiscal 1989 to 1992 and the then tentative completion of Internal Revenue Service examinations of our tax returns for fiscal 1993 and the eight-month transition period ended
December 31, 1993 during 1999, partially offset by the effect of non-deductible compensation costs and state income taxes.

Discontinued Operations

    Income from discontinued operations was $472.1 million in 2000 compared with $4.5 million in 1999. This income from discontinued operations includes the loss from operations of the discontinued businesses and the gain on disposal of the discontinued businesses. The loss from operations component improved $1.7 million to a loss of $8.9 million in 2000 from a loss of $10.6 million in 1999. The gain on disposal component increased $465.9 million to $481.0 million in 2000 from $15.1 million in 1999.

    The gain on disposal of discontinued businesses of $481.0 million in 2000 resulted entirely from the Snapple Beverage Sale. The gain on disposal of discontinued businesses of $15.1 million in 1999 resulted from (1) a $12.4 million gain relating to the sale of our propane business consisting of (a) an $11.2 million gain from the July 1999 sale of 41.7% of our then remaining 42.7% interest in National Propane Partners and (b) the recognition in 1999 of $1.2 million of previously deferred gains from the 1996 sale of 57.3% of our interest in National Propane Partners and (2) a $2.7 million reduction of previously recognized estimated disposal losses related to certain discontinued operations of SEPSCO, LLC, a subsidiary of ours. The $2.7 million adjustment relating to SEPSCO in 1999 was principally due to the receipt by SEPSCO of an income tax refund and the release of income tax reserves no longer required based on the results of Internal Revenue Service examinations of our tax returns for the fiscal years from 1989 through 1993.

    The improvement in the loss from operations of the discontinued businesses of $1.7 million was due to the non-recurring $1.6 million after-tax equity in the loss from discontinued operations of the former propane business in 1999 and a $0.1 million decrease in the net loss of our discontinued beverage businesses in 2000. A discussion of the operating results of the discontinued beverage businesses follows.

    Revenues and other income of the beverage businesses decreased $94.0 million, or 12%, to $681.0 million in 2000 from $775.0 million in 1999 reflecting a decrease of $75.5 million, or 12%, for the premium beverage business and an $18.5 million, or 15%, decrease for the soft drink concentrate business. The decrease in revenues and other income for both the premium beverage business and the soft drink concentrate business was due to the Snapple Beverage Sale on October 25, 2000 whereby our 2000 results reflect the operations of the beverage businesses only through the date of sale compared with a full year in 1999. Revenues and other income for the period October 26, 1999 to January 2, 2000 amounted to $93.0 million for the premium beverage business and $19.8 million for the soft drink concentrate business. Adjusting our 1999 results to exclude the revenues and other income of the beverage businesses for the period from October 26, 1999 to January 2, 2000, revenues and other income of the beverage businesses increased $18.8 million, or 3%, for the comparable periods through October 25 of each year reflecting an increase of $17.5 million, or 3%, for the premium beverage business and an increase of $1.3 million, or 1%, for the soft drink concentrate business. The $17.5 million increase for the premium beverage business was principally due to increased sales volume resulting from newer product introductions such as Snapple Elements'TM' introduced in April 1999 and Mistic Zotics'TM' introduced in April 2000 and increased cases sold to retailers through two premium beverage distributors principally reflecting the effect of an increased focus on sales of our products as a result of our ownership of these distributors from February 25, 1999 and January 2, 2000, respectively, through the date of the Snapple Beverage Sale on October 25, 2000. These increases were partially offset by decreased sales volume of Whipper Snapple'r' and Mistic tropical fruit juices.

    The pretax loss of the beverage businesses increased $4.8 million, or 151%, to $8.0 million in 2000 from $3.2 million in 1999. The pretax loss for the period from October 26, 1999 to January 2, 2000 amounted to $4.6 million. Adjusting our 1999 results to exclude the pretax loss of the beverage businesses for the period from October 26, 1999 to January 2, 2000, the pretax income
(loss) of the beverage businesses declined $9.4 million to a loss of $8.0 million in 2000 from income of $1.4 million in 1999 for the comparable periods through October 25 of each year principally due to a $28.2 million increase in costs and expenses of the beverage businesses partially offset by an $18.8 million increase in their revenues and other income, as described in the preceding paragraph. The $28.2 million increase in costs and expenses of the beverage businesses was due to (1) an $8.0 million increase in interest expense principally as a result of higher average interest rates in the 2000 period and, to a lesser extent, higher average levels of debt during the 2000 period due to the full period effect of increases from a February 25, 1999 debt refinancing discussed above under 'Interest Expense' and (2) a $22.9 million increase in operating costs and expenses, including amortization of Goodwill, trademarks and other intangibles, primarily as a result of the acquisition of two premium beverage distributors on February 25, 1999 and January 2, 2000, respectively, as well as other increases approximately proportionate to the increase in revenues and other earnings. These increases were partially offset by a $2.7 million decrease in the capital structure reorganization charge recognized by Snapple Beverage Group, comparable to the related charge recognized by Triarc, as explained in more detail under 'Capital Structure Reorganization Related Charge' above.

    The beverage businesses had provisions for income taxes of $0.9 million in 2000 and $5.8 million in 1999 despite losses before income taxes principally due to (1) the amortization of non-deductible Goodwill and
                                                                              29

(2) the differing impact of the mix of pretax loss or income among the combined entities since we file state income tax returns on an individual company basis.

Extraordinary Charges

    The extraordinary charges of $20.7 million in 2000 resulted from the early assumption by Cadbury or extinguishment by us, as applicable, of certain borrowings, as explained in more detail in the comparison of 2001 and 2000. The extraordinary charges of $12.1 million in 1999 resulted from the early extinguishment of borrowings under a prior credit facility of Snapple Beverage Group and RC/Arby's 9 3/4% notes and consisted of (1) the write-off of previously unamortized (a) deferred financing costs of $11.3 million and
(b) interest rate cap agreement costs of $0.1 million and (2) the payment of a $7.7 million redemption premium on RC/Arby's 9 3/4% notes, both less income tax benefit of $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operations

    Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $5.6 million during 2001 reflecting (1) operating investment adjustments of $17.4 million, (2) a note receivable from litigation settlement included in pretax income, net of payment received, of $3.3 million and (3) cash used by changes in operating assets and liabilities of $3.7 million. These uses were partially offset by (1) net non-cash charges of $9.8 million, principally depreciation and amortization and (2) income from continuing operations of $9.0 million.

    Operating investment adjustments of $17.4 million consisted of (1) $7.8 million of net cash used for purchases in excess of sales of trading securities, increasing our position in trading securities which are included in short-term investments in our consolidated balance sheets, (2) a $7.9 million adjustment to income for the non-cash accretion of discount on debt securities and (3) $1.7 million of net recognized gains from investments which were reclassified principally to investing activities.

    The cash used by changes in operating assets and liabilities of $3.7 million reflects an increase in prepaid expenses of $2.8 million and a decrease in accounts payable and accrued expenses of $2.0 million, both partially offset by a decrease in receivables of $1.1 million. The increase in prepaid expenses is primarily due to $2.0 million of prepaid advertising costs related to an Arby's national cable television advertising campaign introduced in 2001. The decrease in accounts payable and accrued expenses is primarily due to (1) a $7.4 million payable as of December 31, 2000 for common shares repurchased from two of our officers, other than the Executives, on December 29, 2000 which had been issued upon exercise of stock options and was not settled until January 2 and 3, 2001 and (2) $2.9 million of related withholding taxes, all partially offset by
(1) a $7.2 million increase in accrued income taxes principally due to our provision for income taxes currently payable, which excludes our benefit from deferred income taxes, net of related tax payments, and (2) a $1.1 million increase in accrued incentive compensation. There was no similar payable to our officers for repurchases of common shares at December 30, 2001. The decrease in receivables was principally due to a $2.5 million decrease in accrued interest receivable principally on our cash equivalents partially offset by a $1.7 million increase in trade receivables, excluding the allowance for doubtful accounts.

    Excluding net purchases of trading securities noted above which represent the discretionary investment of excess cash, cash flows from continuing operating activities in 2001 were positive. We expect positive cash flows from operations during 2002, excluding the effect, if any, of similar net purchases of trading securities.

Working Capital and Capitalization

    Working capital, which equals current assets less current liabilities, was $556.6 million at December 30, 2001, reflecting a current ratio, which equals current assets divided by current liabilities, of 5.2:1. Working capital decreased $39.7 million from $596.3 million at December 31, 2000 principally due to repurchases of $51.0 million of our common stock discussed below under 'Treasury Stock Purchases.'

    Our total capitalization at December 30, 2001 was $646.1 million consisting of stockholders' equity of $332.4 million and $313.7 million of long-term debt, including current portion. Our total capitalization increased $11.3 million from $634.8 million at December 31, 2000 principally due to (1) net income of $52.4 million, (2) proceeds of $5.7 million from stock option exercises and (3) net borrowings of long-term debt of $5.0 million, partially offset by
(1) repurchases of $51.0 million of our common stock discussed below under 'Treasury Stock Purchases' and (2) adjustments of $2.0 million in deriving comprehensive income from net income.

Securitization Notes

    We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $274.0 million as of December 30, 2001 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Indenture, we currently estimate that we will repay $19.2 million in 2002 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. Available funds to Arby's Franchise Trust to pay principal on the Securitization Notes are franchise fees, royalties and other payments received by Arby's Franchise Trust under substantially all of our franchising agreements after payment of (1) operating expenses of Arby's Franchise Trust, (2) servicing fees payable to Arby's and one of its subsidiaries to cover the costs of administering the franchising agreements,
(3) insurance premiums related to insuring the payment of principal and interest on the Securitization Notes and (4) interest on the Securitization Notes. Any remaining cash is available for distribution by Arby's Franchise Trust to its parent as long as Arby's Franchise Trust meets the minimum debt service coverage ratio, as defined under the Indenture. That requirement is currently 1.3:1, subject to increases to a maximum of 1.7:1, based upon 75% of our highest previously-reported ratio. The actual debt service coverage ratio is based on the preceding four calendar months of activity and was 1:6:1 as of December 30, 2001. The Securitization Notes are subject to mandatory redemption to the extent of any remaining cash before distributions by Arby's Franchise Trust if the debt service coverage ratio is less than 1.2:1 but greater than 1.1:1, until such time as the ratio exceeds 1.2:1 for six consecutive months. If the debt service coverage ratio falls below or equal to 1.1:1, then all funds in the cash equivalent reserve account ($30.6 million as of December 30, 2001) and all remaining cash that otherwise would have been available for distributions must be used for mandatory redemption of the Securitization Notes until they have been repaid in full. The Securitization Notes are redeemable by Arby's Franchise Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

    Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets of Arby's Franchise Trust with a total net book value of $47.8 million as of December 30, 2001 consisting of cash and cash equivalents of $9.4 million, the cash equivalent reserve account of $30.6 million referred to above and royalty receivables of $7.8 million.

    The Indenture contains various covenants with respect to Arby's Franchise Trust which (1) require periodic financial reporting, (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. Arby's Franchise Trust was in compliance with all of these covenants as of December 30, 2001. As of December 30, 2001, Arby's Franchise Trust had no amounts available for the payment of distributions through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc through the parent of Arby's. However, $838,000 became available for the payment of distributions by Arby's Franchise Trust as of December 31, 2001.

Other Long-Term Debt

    In July 2001, we entered into a $22.6 million secured bank term loan payable through 2008. The remaining principal balance of the secured bank term loan is $21.5 million as of December 30, 2001, of which $3.2 million is due during 2002. The bank term loan bears interest at variable rates (3.99% as of December 30,
2001), determined at our option, at the prime rate or the one-month London Interbank Offered Rate, which we refer to as LIBOR, plus 1.85%, reset monthly. We also entered into an interest rate swap agreement on the bank term loan which commenced August 1, 2001 whereby we effectively pay a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5%.
                                                                              31

Obligations under the secured bank term loan are secured by an airplane with a net book value of $23.4 million as of December 30, 2001.

    We have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $15.0 million as of December 30, 2001, of which $1.7 million is due during 2002.

    Our total scheduled long-term debt repayments during 2002 are $24.8 million consisting principally of the $19.2 million expected to be paid under the Securitization Notes, $3.2 million due on the secured bank term loan and $1.7 million due on the 8.95% secured promissory note.

Guaranties and Commitments

    In July 1999 we sold through our wholly-owned subsidiary, National Propane Corporation, 41.7% of our remaining 42.7% interest in our former propane business to Columbia Energy Group, retaining a 1% special limited partner interest in AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle, and which was formerly National Propane, L.P. and Columbia Propane, L.P. National Propane Corporation, whose principal asset following the sale of the propane business is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of December 30, 2001, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of AmeriGas Eagle. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle that were held by Columbia Energy Group. National Propane Corporation still retains its special limited partner interest, although such interest has been diluted to less than 1% as a result of capital contributions by AmeriGas Propane. Either National Propane Corporation or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest of less than 1%. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments or we would accelerate payment of deferred taxes associated with our sale of the propane business.

    In 1997 Arby's sold all of its 355 then company-owned restaurants. The purchaser of the restaurants assumed substantially all of the associated operating and capitalized lease obligations (approximately $73.0 million as of December 30, 2001, assuming the purchaser has made all scheduled payments through that date under such lease obligations), although Arby's remains contingently liable if the purchaser does not make the required future lease payments. In connection with such sale, Triarc guaranteed obligations under a total of $54.7 million of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser. Outstanding obligations under the mortgage and equipment notes approximated $44.0 million as of December 30, 2001, assuming the purchaser has made all scheduled payments through that date. Triarc is also a guarantor of $0.5 million as of December 30, 2001 of mortgage and equipment notes included in our long-term debt for which one of our subsidiaries is co-obligor with the purchaser of the restaurants.

    In January 2000 we guaranteed $10.0 million principal amount of senior notes that mature in January 2007 issued by MCM, an 8.4% equity investee of ours as of December 30, 2001, to a major financial institution. In consideration for the guaranty, we received a fee of $0.2 million and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $0.3 million. The $10.0 million guaranteed amount has been reduced to $6.7 million as of December 30, 2001 and will be further reduced by
(1) any repayments of the MCM notes, (2) any purchases of the MCM notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions, by us, MCM or another significant stockholder of MCM or any of their affiliates. Some of our present and former officers, including entities controlled by them, collectively owned 15.7% of MCM as of MCM's initial public offering in July 1999, as adjusted for the effect of the MCM initial public offering. These present and former officers, including entities controlled by them, who collectively owned 15.7% of MCM as of its initial public offering, are not parties to this note guaranty and could indirectly benefit from not having any obligation under this note guaranty.

    In addition to the note guaranty, we and certain other stockholders of MCM, including our present and former officers referred to above who had invested in MCM prior to its initial public offering, on a joint and several basis, have entered into guaranties and agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of MCM. We would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties, besides us, to the guaranties of the revolving credit borrowings and certain related agreements fully perform thereunder. As of December 30, 2001, MCM had $14.7 million of outstanding revolving credit borrowings. At December 30, 2001 we had $15.7 million of highly liquid United States government debt securities in a custodial account at the financial institution providing the revolving credit facility. Such securities under the guaranties of the revolving credit borrowings are subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder.

    MCM has encountered cash flow and liquidity difficulties in the past. While it is not currently possible to determine if MCM may eventually default on any of the aforementioned obligations, we currently believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties. Subsequent to December 30, 2001, MCM's liquidity was positively impacted by a capital investment and a debt forgiveness. Certain existing stockholders of MCM made an aggregate $5.0 million investment in newly-issued convertible preferred stock of MCM, of which we invested $0.9 million and certain of our present and former officers, including entities controlled by them, invested $1.6 million. We will recognize in the first quarter of 2002 our cumulative unrecorded equity in losses of MCM of $0.7 million through December 30, 2001 in connection with our $0.9 million additional investment in MCM. We discontinued applying the equity method of accounting for our investment in MCM during the first quarter of 2001 when our investment in MCM was reduced to zero. Concurrently with the $5.0 million investment, the financial institution which holds the MCM notes forgave obligations aggregating $5.3 million, consisting of $2.8 million principal amount and $2.5 million of related accrued interest, reducing the outstanding principal amount of the MCM notes to $7.2 million, of which we continue to guarantee $6.7 million under the note guaranty. MCM had $0.6 million of unamortized debt discount and deferred loan costs associated with the notes forgiven. MCM will record an increase in its additional paid-in capital of $4.7 million for the forgiveness in its first quarter of 2002, representing the $5.3 million less the $0.6 million, and we will record our equity of $0.4 million in that amount as an increase in our additional paid-in capital during the first quarter of 2002.

    We, our present and former officers who had invested in MCM prior to its initial public offering and certain other stockholders of MCM, through CTW Funding, LLC, a then newly-formed limited liability company, made available to MCM a $2.0 million revolving credit facility for working capital purposes which was extended through December 31, 2001, at which date it expired unused. We own an 8.7% interest in CTW and, had any borrowings under this revolving credit facility occurred, all members of CTW would have been required to fund the borrowings in accordance with their percentage interests. In return for its commitment, CTW received warrants to purchase a total of 250,000 shares of MCM common stock at $.01 per share.

    We lease facilities and transportation and office equipment under operating lease agreements. Our minimum rental payments under these leases that have an initial term in excess of one year, excluding the lease obligations assumed by RTM, principally extend through 2012 as of December 30, 2001 and total $22.2 million, of which $3.6 million is for 2002. These rental payments are included in operating cash flows.

Co-Investments With Management

    As part of our overall retention efforts, we provide certain of our management officers and employees, including the Executives, the opportunity to co-invest with us in certain investments. The current co-investment and corporate opportunity policy was initially adopted and approved by our audit committee in December 1999 and was subsequently amended in May 2001. The current policy provides that we may make loans to management, not to exceed an aggregate of $5.8 million principal amount outstanding, where our portion of the aggregate co-investment is at least 20%. Each loan may not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and is to be evidenced by promissory notes, of which at least one-half must be recourse notes, secured by the member's co-investment shares. The promissory notes are to mature no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee; and shall bear interest at the prime rate payable annually in arrears. We and certain of our management had entered into four
                                                                              33
co-investments in accordance with this policy from December 1999 through December 30, 2001. As of December 30, 2001, we had $2.7 million total outstanding principal amount of co-investment notes receivable from certain of our management after the write-off of $0.2 million of non-recourse notes which we will not collect due to the worthlessness of the underlying investments held by one of the companies in which we co-invested.

    One of the co-investments referred to above was in 280 BT Holdings LLC, a consolidated subsidiary of ours with a 44.1% minority interest, and was in addition to a cash-only co-investment previously made in May 1998. 280 BT invested all of the most recent co-investment proceeds in preferred shares of Scientia Health Group Limited. Both we and an officer who is not one of the Executives and who co-invested in 280 BT had previously invested in ordinary shares of Scientia. The ordinary shares of Scientia were acquired for a significantly lower cost per share, while the preferred shares of Scientia provide for dividend and liquidation preferences. The officer owns a higher percentage of Scientia's ordinary shares than we own while the officer owns a lower percentage of Scientia's preferred shares than we own. The officer could indirectly benefit from the lower average cost of his investments compared with that of our investments.

Capital Expenditures

    Cash capital expenditures amounted to $25.4 million during 2001. Our cash capital expenditures during 2001 included the purchase of an aircraft for $24.0 million, including $0.4 million of improvements we then made to it. This aircraft purchase was substantially financed by a secured bank term loan described above under 'Other Long-Term Debt.' We later surrendered our existing fractional interests in two other aircraft during 2001 and received cash payments equal to the appraised value of those interests of $3.0 million.

    We expect that cash capital expenditures will approximate $0.5 million for 2002 for which there were $0.1 million of outstanding commitments as of December 30, 2001.

Acquisitions and Investments

    As of December 30, 2001, we have $684.6 million of cash, cash equivalents and investments, including $42.1 million of investments classified as non-current and net of $17.4 million of short-term investments sold with an obligation for us to purchase included in 'Accrued expenses' in our accompanying consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.6 million held in the reserve account discussed above under 'Securitization Notes.' The non-current investments include $22.7 million of investments in the Trusts designated to satisfy the deferred compensation payable to related parties. We are presently evaluating our options for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see 'Treasury Stock Purchases' below) and investments.

Income Taxes

    During 2001, we made net payments of $368.1 million of income taxes attributable to the Snapple Beverage Sale and a related tax agreement with Cadbury. Under this related tax agreement, both we and Cadbury jointly elected to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of section 338(h)(10) of the United States Internal Revenue Code. We received $200.0 million of proceeds from Cadbury during 2001 for making this election. The $368.1 million of tax payments, net of the $200.0 million of proceeds from Cadbury, are reflected in net cash used in discontinued operations in the accompanying consolidated statement of cash flows for 2001.

    See 'Critical Accounting Policies and Estimates' below for a discussion of income tax contingencies.

Treasury Stock Purchases

    Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our class A common stock under a stock repurchase program that, as extended, ends on January 18, 2003. Under this program, we repurchased 149,000 shares for a total cost of $3.5 million through December 30, 2001. We cannot assure you that we will repurchase any additional shares under the remaining $46.5 million authorized under this program. Additionally, our management was authorized to repurchase our class A common stock under a $30.0 million stock repurchase program that expired on May 25, 2001. Under the $30.0 million stock repurchase program, we repurchased 1,045,834 shares for a total cost of $25.9 million during 2000 and an additional 150,600 shares for a total cost of $3.7 million during the first quarter of 2001.

    Pursuant to a contract entered into in August 1999, on August 10, 2001 we repurchased the remaining 1,999,207 shares of our former class B common stock held by affiliates of Victor Posner, a former Chairman and Chief Executive Officer, for $43.8 million. This repurchase was at a negotiated fixed price of $21.93 per share based on the fair market value of our class A common stock at the time the transaction was negotiated.

Discontinued Operations

    The Snapple Beverage Sale purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from us a post-closing adjustment of $27.6 million and we, on the other hand, have stated that we believe that we are entitled to receive from Cadbury a post-closing adjustment of $5.6 million, in each case plus interest at 7.19% from October 25, 2000. In accordance with the terms of the purchase and sale agreement, we and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. However, the arbitration process was just commencing as of December 30, 2001. We currently expect the post-closing adjustment process to be completed in the second half of 2002.

Cash Requirements

    As of December 30, 2001, our consolidated cash requirements for continuing operations for 2002, exclusive of operating cash flow requirements, consist principally of (1) a maximum $46.5 million of payments for repurchases, if any, of our class A common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $24.8 million,
(3) capital expenditures of approximately $0.5 million and (4) the cost of business acquisitions, if any. Our consolidated cash requirements relating to discontinued operations for 2002 consist principally of the Snapple Beverage Sale post-closing adjustment, if any, of up to $27.6 million plus related accrued interest. We anticipate meeting all of these requirements through
(1) an aggregate $642.5 million of existing cash and cash equivalents and short-term investments, net of $17.4 million of short-term investments sold with an obligation for us to purchase and (2) cash flows from operations.

LEGAL AND ENVIRONMENTAL MATTERS

    On March 23, 1999, a stockholder filed a complaint on behalf of persons who held our class A common stock as of March 10, 1999 which, as amended in April 2000, alleges that our tender offer statement filed with the Securities and Exchange Commission, pursuant to which we repurchased 3.8 million shares of our class A common stock for $18.25 per share, was materially false and misleading. The amended complaint seeks damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, an order permitting all stockholders who tendered their shares in the tender offer to rescind the transaction, and unspecified other relief. The complaint names us and the Executives as defendants. On November 16, 2001, the defendants moved for summary judgment dismissing the action in its entirety. On the same day, the plaintiff moved to certify a class consisting of all persons or entities who held our class A common stock as of March 10, 1999 and who allegedly suffered damages thereby. The defendants have opposed that motion. These motions are pending.

    In October 1998, various class action lawsuits were filed on behalf of our stockholders. Each of these actions names us, the Executives and members of our board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint making allegations substantially similar to those asserted in the March 23, 1999 action described above in the preceding paragraph. In October 2000, the plaintiffs agreed to stay this action pending determination of the March 23, 1999 action.

    In 2001, a vacant property owned by our non-operating subsidiary, Adams Packing Association, Inc., was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until approximately 1979. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection
                                                                              35
conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant has not yet been issued although a preliminary copy of the report indicates that the environmental consultant believes that further unspecified action is warranted at the site. Based upon the preliminary nature of the testing, the extent of the contamination of the property and the remediation that might be required is not yet known. While it is possible that the ultimate outcome of this matter could be significant, since we are unable to determine the nature of the required remediation, if any, we are unable to estimate the costs thereof.

    In addition to the environmental matter and stockholder lawsuits described above, we are involved in other litigation and claims incidental to our business. We have reserves for all of these legal and environmental matters aggregating $1.8 million as of December 30, 2001. Although the outcome of these matters cannot be predicted with certainty and some of them may be disposed of unfavorably to us, based on currently available information, including legal defenses available to Triarc and/or Adams Packing, and given our aforementioned reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances. Our estimates and assumptions concern, among other things, contingencies for legal, environmental, tax and other matters and the valuations of some of our investments. We have also chosen certain accounting policies for which alternative options are available, most significantly including:

         the intrinsic value method of measuring employee stock-based compensation costs; and

         the specific identification method for determining the cost of marketable securities sold.

    These accounting policies are applied consistently for all years presented. Had we used the fair value method instead of the intrinsic value method of measuring employee stock-based compensation costs, our pro forma net income would have been less than reported net income by $8.6 million and $5.8 million in 1999 and 2001, respectively, and would have been greater than reported net income by $3.4 million in 2000. The selection of the accounting method for identifying the cost of securities sold does not impact net income for sales of marketable securities classified as trading since unrealized holding gains or losses on those securities are already included in determining net income. Accordingly, the effect on our net income is limited to sales of marketable securities classified as available-for-sale. Net income would be affected by the method used to determine the cost of available-for-sale securities only to the extent they were purchased at different prices over time and were not sold entirely during the same year. Had we adopted an alternative accounting method, such as average cost, for determining the cost of the securities sold, we believe that the effect on our earnings in 1999, 2000 and 2001 would not have been significant. However, at December 30, 2001, we held available-for-sale securities with a carrying value of $22.8 million and with $0.9 million of net unrealized gains which were purchased at different prices over time for which the application of the specific identification method, as compared with an alternative method, may impact our earnings in a future year.

    We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

         The amount of the post-closing adjustment, if any, to be arbitrated in connection with the Snapple Beverage Sale. Cadbury has stated that it believes it is entitled to receive from us a post-closing adjustment of $27.6 million and we, on the other hand, have stated we believe that we are entitled to receive from Cadbury a post-closing adjustment of $5.6 million as discussed in more detail above under 'Discontinued Operations.'

         Reserves for the resolution of income tax contingencies which are subject to future examinations of our Federal and state income tax returns by the Internal Revenue Service, which we refer to as the IRS, or state taxing authorities, including remaining provisions included in 'Net current liabilities
36
         relating to discontinued operations' in our consolidated balance sheets. During 1999, the IRS completed its examinations of our Federal income tax returns for the years ended April 30, 1989 through April 30, 1992 as well as for the year ended April 30, 1993 and eight-month transition period ended December 31, 1993. During 1999 and 2000 we reached final settlements with the IRS relating to these examinations. Our Federal income tax returns subsequent to the 1993 examinations are not currently under examination by the IRS. However, should taxes or interest, if any, be assessed as the result of any Federal or state examinations through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $5.0 million of the resulting tax or associated interest, if any, relating to the operations of Snapple Beverage Group and Royal Crown Company.

         Reserves for the resolution of all of our legal and environmental matters as discussed immediately above under 'Legal and Environmental Matters.'

         Valuations of some of our investments. Our investments in short-term available-for-sale and trading marketable securities are valued based on quoted market prices or statements of account received from investment managers which are principally based on quoted market or brokered/dealer prices. Accordingly, we do not anticipate any significant changes from the valuations of these investments. However, our investments in other short-term cost and equity investments and substantially all of our non-current investments are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or brokered/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or brokered/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or equity investees in valuing those securities. These valuations are subjective and thus subject to estimates which could change significantly from period to period. Those changes in estimates in cost investments would impact our earnings only to the extent of losses which are deemed to be other than temporary. Those changes in estimates related to the underlying income or losses of our equity investments in investment limited partnerships would directly impact our earnings for our share of the investment. However the total carrying value of these investments is only $8.8 million as of December 30, 2001. We also have $12.1 million of non-marketable cost investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises for which we currently believe the carrying amount is recoverable.

         Provisions for unrealized losses on investments deemed to be other than temporary. These investments include certain marketable securities classified as available-for-sale, certain investments in limited partnerships, certain non-marketable preferred stocks and our equity investment in MCM. The losses we have recognized were deemed to be other than temporary due to declines in the underlying economics of specific securities or volatility in capital and lending markets. We review all of our investments that have unrealized losses for any that we might deem other than temporary. This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss. This process is subjective and subject to estimation. We have aggregate unrealized losses on our investments of $0.7 million as of December 30, 2001 which, if not recovered, may result in the recognition of future losses. We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses. As such, any recoveries in the value of the investments will not be recognized until the investments are sold.

        Our estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

INFLATION AND CHANGING PRICES

    We believe that inflation did not have a significant effect on our consolidated results of operations during 1999, 2000 and 2001, since inflation rates generally remained at relatively low levels. The impact of any future
                                                                              37
inflation in our restaurant franchising business should be limited since our restaurant operations are exclusively franchising.

SEASONALITY

    Our continuing operations are not significantly impacted by seasonality, however our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, 'Business Combinations.' Statement 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001 and supersedes Accounting Principles Board Opinion No. 16, 'Business Combinations.' The most significant accounting differences from Opinion 16 are that Statement 141 requires that all business combinations be accounted for under the purchase method, thereby eliminating the pooling-of-interests method, and establishes new criteria for identifying acquired intangibles separately from Goodwill with the expectation that more intangibles will now be identified. Statement 141 also expands the disclosure requirements of Opinion 16. As the provisions of Statement 141 apply prospectively to business combinations initiated after June 30, 2001 and since we have not entered into any business combinations since June 30, 2001, its adoption has not had any effect on our consolidated financial position or results of operations. Further, since we historically have not been able to meet the criteria for pooling-of-interests accounting, the elimination of that method has had no effect on us.

    In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets.' Statement 142 addresses financial accounting and reporting for acquired Goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, 'Intangible Assets.' Statement 142 adopts an aggregate approach to Goodwill, compared with the transaction-based approach of Opinion 17, by accounting for Goodwill on combined reporting units that include an acquired entity. The more significant accounting provisions of Statement 142 are that
(1) Goodwill and other identified intangible assets that have indefinite useful lives will no longer be amortized, (2) Goodwill and any other intangible asset with an indefinite useful life will be tested for impairment at least annually and (3) intangibles with finite useful lives will continue to be amortized. Statement 142 also expands the required disclosures for Goodwill and other intangible assets. The provisions of Statement 142 are effective starting with the first quarter of 2002. The carrying amount of our Goodwill at December 30, 2001 was $17.9 million. Amortization of Goodwill for 2001 was $0.8 million. Under the provisions of Statement 142, we will no longer amortize Goodwill commencing with the first quarter of 2002. We will instead review the carrying amount of Goodwill at least annually for any impairment and recognize an impairment loss if the carrying amount of Goodwill is not recoverable and its carrying amount exceeds its implied fair value. We have determined as of December 31, 2001 that none of our existing Goodwill is impaired or will, upon adoption of Statement 142 on December 31, 2001, require the recognition of an impairment loss under the provisions of Statement 142. Our intangible assets other than Goodwill, principally trademarks, with a carrying amount of $5.5 million as of December 30, 2001, have finite useful lives and will not be affected by Statement 142. Based on the reasons above, and other than discontinuing the amortization of Goodwill of $0.8 million, we do not expect that the adoption of Statement 142 will have any material immediate effect on our consolidated financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, 'Accounting for Asset Retirement Obligations.' Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires that the discounted fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred or as soon thereafter as a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. The provisions of Statement 143 are effective starting with the first quarter of 2003. We do not believe that any of our tangible long-lived assets presently have material associated retirement obligations and, accordingly, do not expect that the adoption of Statement 143 will have any immediate effect on our consolidated financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Statement 144 supersedes Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' and the accounting and reporting provisions relating to the disposal of a business segment of Accounting Principles Board Opinion No. 30, 'Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' For long-lived assets to be disposed of by sale, Statement 144, among other things, establishes one accounting model for both continuing and discontinued operations based on the framework established in Statement 121. Accordingly, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. For long-lived assets to be disposed of other than by sale, Statement 144 requires that any such asset be considered held and used until its disposition. For long-lived assets to be held and used, Statement 144 retains the general requirements of Statement 121 but (1) removes Goodwill from its scope, thereby eliminating the requirement of Statement 121 to allocate Goodwill to long-lived assets to be tested for impairment and (2) provides for a probability-weighted cash flow estimation approach to address situations in which either (a) alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or (b) a range is estimated for the amount of possible future cash flows. The provisions of Statement 144 are effective on a prospective basis starting with the first quarter of 2002. Our long-lived assets do not presently require an impairment provision under Statement 121 and we do not presently believe that any of our long-lived assets would require an impairment provision under the provisions of Statement 144. In addition, the provisions of Statement 144 with respect to discontinued operations are prospective and, since we have no remaining long-lived assets relating to discontinued operations, it will not impact the reporting of our current discontinued operations. Accordingly, we do not expect that the adoption of Statement 144 will have any immediate effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Certain statements we make under this Item 7A constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Special Note Regarding Forward-Looking Statements and Projections' in 'Part I' preceding 'Item 1.'

    We are exposed to the impact of interest rate changes, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations.

    Policies and procedures -- In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, changes in the market value of our investments and fluctuations in the value of foreign currencies using financial instruments we deem appropriate.

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. As of
December 30, 2001, our long-term debt, including current portion, aggregated $313.7 million and consisted of $292.2 million of fixed-rate debt and $21.5 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on earnings and cash flows. Historically, the cap agreements were usually at significantly higher than market interest rates prevailing at the time the cap agreements were entered into and were intended to protect against very significant increases in short-term interest rates. As of December 30, 2001 we had no interest rate cap agreements outstanding. However, we do have an interest rate swap agreement in connection with our variable-rate bank term loan as of December 30, 2001. The swap agreement effectively establishes a fixed interest rate on this variable-rate debt, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month London Interbank Offered Rate, which we refer to as LIBOR, is at or above a specified rate which was 3% higher than the one-month LIBOR at the time the swap agreement was entered into. This swap agreement, therefore, does not fully protect us from exposure to significant increases in interest rates due to the written call option.
                                                                              39

    In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than one year to thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

    Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments. We have a management investment committee whose duty it is to oversee our continuing compliance with the restrictions embodied in our policies.

Foreign Currency Risk

    Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, including those of entities based in emerging market countries and other countries which experience volatility in their capital and lending markets. To a more limited extent, we have foreign currency exposure when our investment managers buy or sell foreign currencies or financial instruments denominated in foreign currencies for our account or the accounts of investment limited partnerships and similar investment entities in which we have invested. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to
(1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Currently, our foreign subsidiary exposures primarily relate to operations in Canada and our export revenue exposures primarily relate to royalties in Canada and, prior to the Snapple Beverage Sale, related to sales in Canada, the Caribbean and Europe. As a result of the Snapple Beverage Sale, a portion of such foreign operations and such export sales are included as a component of 'Total income from discontinued operations' in the accompanying consolidated income statements. Foreign operations and foreign export revenues of continuing operations for each of the years ended December 31, 2000 and December 30, 2001 together represented only 4% and 3%, respectively, of our total royalties and franchise fees, and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 31, 2000 and December 30, 2001 would not have a material effect on our consolidated financial position or results of operations.

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

    We maintain investment portfolio holdings of various issuers, types and maturities. As of December 31, 2000 and December 31, 2001, such investments consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2000       2001
                                                                ----       ----
Cash equivalents included in 'Cash' on our consolidated
  balance sheets............................................  $572,251   $489,978
Short-term investments......................................   314,017    153,401
                                                              --------   --------
    Total cash equivalents and short-term investments.......   886,268    643,379
Restricted cash equivalents.................................    32,684     32,506
Non-current investments.....................................    11,595     42,074
                                                              --------   --------
                                                              $930,547   $717,959
                                                              --------   --------
                                                              --------   --------

    Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consist principally of money market mutual funds, interest-bearing brokerage accounts, United States government agency debt securities and commercial paper of high credit quality. In 2001 our money market funds were primarily invested in United States government Treasury securities. Our short-term investments included $244.1 million and $30.0 million as of December 31, 2000 and December 30, 2001, respectively, of United States government agency debt securities with maturities ranging from six to twelve months when acquired. Our cash equivalents and United States government agency debt securities with maturities ranging from six to twelve months when acquired are highly liquid investments and combined constitute over 92% as of December 31, 2000 and 80% as of December 30, 2001 of our total cash equivalents and short-term investments shown above.

    At December 31, 2000 our investments are classified in the following general types or categories (in thousands):

                                                    INVESTMENTS AT      CARRYING VALUE
                                      INVESTMENTS   FAIR VALUE OR    ---------------------
                TYPE                    AT COST         EQUITY        AMOUNT    PERCENTAGE
                ----                    -------         ------        ------    ----------
Cash equivalents....................   $572,251        $572,251      $572,251       61%
Restricted cash equivalents.........     32,684          32,684        32,684        4%
Securities accounted for as:
    Trading securities..............     17,484          17,460        17,460        2%
    Available-for-sale securities...    259,978         264,468       264,468       28%
Current and non-current investments
  in investment limited partnerships
  and similar investment entities
  accounted for at:
    Cost............................     34,966          43,093        34,966        4%
    Equity..........................      1,500           1,972         1,972      -- %
Other non-current investments
  accounted for at:
    Cost............................      4,910           4,910         4,910        1%
    Equity..........................      4,174           1,836         1,836      -- %
                                       --------        --------      --------      ----
Total cash equivalents and long
  investment positions..............   $927,947        $938,674      $930,547      100%
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----
Securities sold with an obligation
  for us to purchase accounted for
  as trading securities.............   $(13,754)       $(14,129)     $(14,129)      N/A
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----

    At December 30, 2001 our investments are classified in the following general types or categories (in thousands):

                                                    INVESTMENTS AT      CARRYING VALUE
                                      INVESTMENTS   FAIR VALUE OR    ---------------------
                TYPE                    AT COST         EQUITY        AMOUNT    PERCENTAGE
                ----                    -------         ------        ------    ----------
Cash equivalents....................   $489,978        $489,978      $489,978       68%
Restricted cash equivalents.........     32,506          32,506        32,506        5%
Securities accounted for as:
    Trading securities..............     27,072          25,014        25,014        3%
    Available-for-sale securities...    100,839         102,355       102,355       14%
Current and non-current investments
  in investment limited partnerships
  and similar investment entities
  accounted for at:
    Cost............................     46,960          60,276        46,960        7%
    Equity..........................      8,250           8,797         8,797        1%
Other non-current investments
  accounted for at:
    Cost............................     12,070          12,070        12,070        2%
    Equity..........................      3,227             279           279      -- %
                                       --------        --------      --------      ----
Total cash equivalents and long
  investment positions..............   $720,902        $731,275      $717,959      100%
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----
Securities sold with an obligation
  for us to purchase accounted for
  as trading securities.............   $(19,189)       $(17,384)     $(17,384)      N/A
                                       --------        --------      --------      ----
                                       --------        --------      --------      ----

    Our marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income bypassing net income or included as a component of net income, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of such investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary loss with a permanent reduction in the cost basis component of the investment. The cost of investments reflected in the table above represents original cost less
(1) unrealized losses that were deemed to be other than temporary and
(2) distributions in excess of any equity in the income of the investee.

SENSITIVITY ANALYSIS

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at December 31, 2000 and December 30, 2001 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

    The following tables reflect the estimated effects on the market value of our financial instruments as of December 31, 2000 and December 30, 2001 based upon assumed immediate adverse effects as noted below (in thousands).

TRADING PURPOSES:

                                                              YEAR-END
                                            ---------------------------------------------
                                                    2000                    2001
                                            ---------------------   ---------------------
                                            CARRYING     EQUITY     CARRYING     EQUITY
                                             VALUE     PRICE RISK    VALUE     PRICE RISK
                                             -----     ----------    -----     ----------
Equity securities.........................  $ 16,290    $(1,629)    $ 22,349    $(2,235)
Debt securities...........................     1,170       (117)       2,665       (267)
Securities sold with an obligation to
  purchase................................   (14,129)     1,413      (17,384)     1,738

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

    The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at December 31, 2000 and December 30, 2001, with all other variables held constant. For purposes of this analysis, our debt securities, which are entirely convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

OTHER THAN TRADING PURPOSES:

                                                          YEAR-END 2000
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $572,251   $   (706)    $    --         $  --
Restricted cash equivalents...........    32,684        (81)         --            --
Available-for-sale United States
  government agency debt securities...   244,134     (1,940)         --            --
Available-for-sale corporate debt
  securities..........................       472        (47)         --            --
Available-for-sale equity
  securities..........................    19,862         --      (1,986)           --
Other investments.....................    43,684       (722)     (2,672)         (731)
Long-term debt........................   308,735    (14,770)         --            --
Written call option on common stock...       823         --        (992)           --

                                                          YEAR-END 2001
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $489,978   $     --     $    --         $  --
Restricted cash equivalents...........    32,506         --          --            --
Available-for-sale United States
  government agency debt securities...    30,009       (600)         --            --
Available-for-sale corporate debt
  securities..........................    10,157        (51)         --            --
Available-for-sale asset-backed
  securities..........................    24,183     (1,572)         --            --
Available-for-sale equity
  securities..........................    30,131         --      (3,013)           --
Available-for-sale debt mutual fund...     7,875       (158)         --            --
Other investments.....................    68,106     (2,048)     (2,930)         (170)
Long-term debt........................   313,723    (13,942)         --            --
Interest rate swap agreement in a
  payable position....................       651       (369)         --            --
Written call option on common stock...        30         --        (123)           --

    The sensitivity analysis of financial instruments held at December 31, 2000 and December 30, 2001 for purposes of other than trading assumes an instantaneous change in market interest rates of one percentage point and an instantaneous 10% decrease in the equity markets in which we are invested, both with all other variables held constant. For purposes of this analysis, our debt investments are assumed to have average maturities as set forth below. Our cash equivalents at December 31, 2000 were principally United States government agency debt securities with maturities of three months or less when acquired and are assumed to
                                                                              43
have average maturities of 45 days. Our cash equivalents at December 30, 2001 are principally money market funds which are assumed to have no interest rate risk since they maintain a stable value. Our restricted cash equivalents at December 31, 2000 were invested in United States government agency debt securities with a maturity of 90 days when acquired and are assumed to have an average maturity of 90 days. Our restricted cash equivalents at December 30, 2001 were invested in a money market fund and are assumed to have no interest rate risk since they maintain a stable value. Our available-for-sale United States government agency debt securities at December 31, 2000 consisted of several securities with maturities ranging from six to twelve months when acquired and are assumed to have an average maturity of 290 days. Our available-for-sale United States government agency debt securities at December 30, 2001 consist of a single security with a maturity of two years when acquired. Our available-for-sale corporate debt securities at December 31, 2000 principally consisted of long-term corporate bonds and are assumed to have an average maturity of ten years. Our available-for-sale corporate debt securities at December 30, 2001 consisted almost entirely of short-term commercial paper and are assumed to have an average maturity of 180 days. Our available-for-sale asset-backed securities, which were purchased during 2001, have expected maturities ranging from one year to thirty years and are assumed to have an average maturity of six and one-half years. Our available-for-sale debt mutual fund in which we invested in 2001 has underlying investments with an average duration of two years and, accordingly, is assumed to have an average maturity of two years. The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvested in similar securities, the effect of the interest rate risk of one percentage point above their levels at December 31, 2000 and December 31, 2001 would continue beyond the maturities assumed.

    The interest rate risk presented with respect to our long-term debt relates to only our fixed-rate debt and represents the potential impact the indicated change has on the fair value of such debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value due to the frequent reset, on a monthly basis, of the floating interest rate. However, as discussed above under 'Interest Rate Risk,' we have an interest rate swap agreement but with an embedded written call option on our variable-rate debt. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

    For investments in investment limited partnerships and similar investment entities accounted for at cost included in 'Other investments' in the table above, the decrease in the equity markets and the change in foreign currency were assumed for this analysis to be other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at December 31, 2000 and December 30, 2001, with all other variables held constant. We also have a written call option on our class A common stock effectively established in connection with the assumption of our zero coupon convertible subordinated debentures due 2018 by affiliates of Cadbury Schweppes plc in connection with the October 2000 sale of our beverage businesses to Cadbury. Although these debentures were assumed by Cadbury, they remain convertible into our class A common stock. The equity risk presented with respect to this written call option represents the potential impact of an instantaneous 10% increase in the price of our class A common stock on the fair value of the written call option and on our financial position and results of operations.

    At December 31, 2000 we had an obligation to repurchase an aggregate of 1,999,207 shares of our former class B common stock which we repurchased in August 2001. At December 31, 2000 that repurchase obligation of $43.8 million was reflected as a separate line item between the liabilities and stockholders' equity sections in the accompanying consolidated balance sheet with an equal offsetting increase to stockholders' equity. Although this purchase was negotiated in 1999 at a fixed price, any decrease in the equity market in which our stock is traded would have had a negative impact on the fair value of the recorded obligation. However, that same decrease would have had a corresponding positive impact on the fair value of the offsetting amount included in stockholders' equity. Accordingly, since any change in the equity markets would have had an offsetting effect upon our financial position, no market risk was assumed for this financial instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   46
Consolidated Balance Sheets as of December 31, 2000 and
  December 30, 2001.........................................   47
Consolidated Income Statements for the years ended January
  2, 2000, December 31, 2000, and December 30, 2001.........   48
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended January 2, 2000, December 31, 2000 and
  December 30, 2001.........................................   49
Consolidated Statements of Cash Flows for the years ended
  January 2, 2000, December 31, 2000 and December 30,
  2001......................................................   52
Notes to Consolidated Financial Statements..................   55

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York

    We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the 'Company') as of December 30, 2001 and December 31, 2000, and the related consolidated income statements, statements of stockholders' equity (deficit) and statements of cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 22, 2002

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 30,
                                                                  2000           2001
                                                                  ----           ----
ASSETS
Current assets:
    Cash (including cash equivalents of $572,251 and
      $489,978) (Note 6)....................................   $  596,135      $506,461
    Short-term investments (Note 5).........................      314,017       153,401
    Receivables (Notes 6 and 24)............................       14,565        14,969
    Deferred income tax benefit (Note 12)...................        9,659        11,495
    Prepaid expenses........................................          677         3,435
                                                               ----------      --------
        Total current assets................................      935,053       689,761
Restricted cash equivalents (Note 7)........................       32,684        32,506
Investments (Note 8)........................................       11,595        42,074
Properties (Note 6).........................................       40,097        60,989
Unamortized costs in excess of net assets of acquired
  companies (Note 6)........................................       18,764        17,922
Other intangible assets (Note 6)............................        6,070         5,472
Deferred costs and other assets (Notes 6 and 24)............       23,161        19,685
                                                               ----------      --------
                                                               $1,067,424      $868,409
                                                               ----------      --------
                                                               ----------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 9)..............   $   17,017      $ 24,768
    Accounts payable (Note 6)...............................       11,923         2,941
    Accrued expenses (Note 6)...............................       65,365        73,453
    Net current liabilities relating to discontinued
      operations (Note 20)..................................      244,429        31,962
                                                               ----------      --------
        Total current liabilities...........................      338,734       133,124
Long-term debt (Note 9).....................................      291,718       288,955
Deferred compensation payable to related parties (Note
  15).......................................................       22,500        24,356
Deferred income taxes (Note 12).............................       69,922        69,606
Deferred income and other liabilities (Note 6)..............       18,397        19,971
Commitments and contingencies (Notes 2, 3, 9, 12, 22, 23, 24 and 25)
Forward purchase obligation for common stock (Note 13)......       43,843        --
Stockholders' equity (Note 13):
    Class A common stock, $.10 par value; shares authorized:
      100,000,000; shares issued: 29,550,663................        2,955         2,955
    Class B common stock, $.10 par value; shares authorized:
      25,000,000 as of December 31, 2000 and 100,000,000 as
      of December 30, 2001; shares issued: 5,997,622 as of
      December 31, 2000 and none as of December 30, 2001....          600        --
    Additional paid-in capital..............................      211,967       129,608
    Retained earnings.......................................      350,561       359,652
    Common stock held in treasury...........................     (242,772)     (160,639)
    Common stock to be acquired.............................      (43,843)       --
    Accumulated other comprehensive income..................        2,842           821
                                                               ----------      --------
        Total stockholders' equity..........................      282,310       332,397
                                                               ----------      --------
                                                               $1,067,424      $868,409
                                                               ----------      --------
                                                               ----------      --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         YEAR ENDED
                                                          ----------------------------------------
                                                          JANUARY 2,   DECEMBER 31,   DECEMBER 30,
                                                             2000          2000           2001
                                                             ----          ----           ----
Revenues, investment income and other income:
    Royalties and franchise fees........................   $ 81,221      $ 87,218       $ 92,266
    Investment income, net (Note 17)....................     16,904        30,715         33,632
    Gain on sale of businesses (Notes 8 and 18).........      1,188        --                500
    Other income, net (Note 19).........................      2,848         1,473         10,377
                                                           --------      --------       --------
        Total revenues, investment income and other
          income........................................    102,161       119,406        136,775
                                                           --------      --------       --------
Costs and expenses:
    General and administrative (Notes 13, 14, 22 and
      24)...............................................     68,498        80,212         77,355
    Depreciation and amortization, excluding
      amortization of deferred financing costs..........      5,423         5,313          6,506
    Capital market transaction related compensation
      (Note 15).........................................     --            26,010         --
    Capital structure reorganization related charge
      (Note 16).........................................      2,126           306         --
    Interest expense (Notes 9, 10 and 12)...............      1,260         4,804         30,447
    Insurance expense related to long-term debt (Note
      9)................................................     --               550          4,805
                                                           --------      --------       --------
        Total costs and expenses........................     77,307       117,195        119,113
                                                           --------      --------       --------
            Income from continuing operations before
              income taxes..............................     24,854         2,211         17,662
Provision for income taxes (Note 12)....................     (7,152)      (12,368)        (8,696)
                                                           --------      --------       --------
            Income (loss) from continuing operations....     17,702       (10,157)         8,966
                                                           --------      --------       --------
Income (loss) from discontinued operations, net of
  income taxes (Note 20):
    Loss from operations................................    (10,583)       (8,868)        --
    Gain on disposal....................................     15,102       480,946         43,450
                                                           --------      --------       --------
        Total income from discontinued operations.......      4,519       472,078         43,450
                                                           --------      --------       --------
            Income before extraordinary charges.........     22,221       461,921         52,416
Extraordinary charges (Note 21).........................    (12,097)      (20,680)        --
                                                           --------      --------       --------
            Net income..................................   $ 10,124      $441,241       $ 52,416
                                                           --------      --------       --------
                                                           --------      --------       --------
Basic income (loss) per share (Note 4):
            Continuing operations.......................   $    .68      $   (.44)      $    .42
            Discontinued operations.....................        .18         20.32           2.02
            Extraordinary charges.......................       (.47)         (.89)        --
                                                           --------      --------       --------
            Net income..................................   $    .39      $  18.99       $   2.44
                                                           --------      --------       --------
                                                           --------      --------       --------
Diluted income (loss) per share (Note 4):
            Continuing operations.......................   $    .66      $   (.44)      $    .40
            Discontinued operations.....................        .16         20.32           1.91
            Extraordinary charges.......................       (.45)         (.89)        --
                                                           --------      --------       --------
            Net income..................................   $    .37      $  18.99       $   2.31
                                                           --------      --------       --------
                                                           --------      --------       --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

                                                                                                       ACCUMULATED OTHER
                                                                                                         COMPREHENSIVE
                                                                                                       INCOME (DEFICIT)
                                                                                                  ----------------------------
                                                                                                      UNREALIZED
                                                  RETAINED      COMMON     COMMON                   GAIN (LOSS) ON
                                   ADDITIONAL     EARNINGS       STOCK     STOCK                      AVAILABLE-     CURRENCY
                          COMMON    PAID-IN     (ACCUMULATED    HELD IN    TO BE       UNEARNED        FOR-SALE     TRANSLATION
                          STOCK     CAPITAL       DEFICIT)     TREASURY   ACQUIRED   COMPENSATION    INVESTMENTS    ADJUSTMENT
                          -----     -------       --------     --------   --------   ------------    -----------    ----------
Balance at January 3,
 1999...................  $3,555    $204,539     $(100,804)    $ (94,963)  $ --          $(455)          $ (336)        $(264)
   Comprehensive income
     (loss):
     Net income.........   --         --            10,124        --         --          --              --             --
     Net change in
       currency
       translation
       adjustment.......   --         --            --            --         --          --              --               (94)
     Unrealized gains on
      available-for-sale
       investments
       (Note 5).........   --         --            --            --         --          --               5,734         --
     Comprehensive
       income...........   --         --            --            --         --          --              --             --
   Purchases of common
     shares for treasury
     (Note 13)..........   --         --            --          (117,160)    --          --              --             --
   Issuance of common
     shares from
     treasury upon
     exercise of stock
     options
     (Note 13)..........   --         (1,974)       --             9,397     --          --              --             --
   Tax benefit from
     exercises of stock
     options............   --          1,538        --            --         --          --              --             --
   Modification of stock
     option terms
     (Note 13)..........   --            410        --            --         --          --              --             --
   Amortization of below
     market stock
     options
     (Note 13)..........   --         --            --            --         --            388           --             --
   Common stock to be
     acquired under
     forward purchase
     obligation
     (Note 13)..........   --         --            --            --        (86,186)     --              --             --
   Other................   --           (282)       --               101     --              6           --             --
                          ------    --------     ---------     ---------   --------      -----           ------         -----
Balance at January 2,
 2000...................  $3,555    $204,231     $ (90,680)    $(202,625)  $(86,186)     $ (61)          $5,398         $(358)
                          ------    --------     ---------     ---------   --------      -----           ------         -----


                            TOTAL
                            -----
Balance at January 3,
 1999...................  $  11,272
   Comprehensive income
     (loss):
     Net income.........     10,124
     Net change in
       currency
       translation
       adjustment.......        (94)
     Unrealized gains on
      available-for-sale
       investments
       (Note 5).........      5,734
                          ---------
     Comprehensive
       income...........     15,764
                          ---------
   Purchases of common
     shares for treasury
     (Note 13)..........   (117,160)
   Issuance of common
     shares from
     treasury upon
     exercise of stock
     options
     (Note 13)..........      7,423
   Tax benefit from
     exercises of stock
     options............      1,538
   Modification of stock
     option terms
     (Note 13)..........        410
   Amortization of below
     market stock
     options
     (Note 13)..........        388
   Common stock to be
     acquired under
     forward purchase
     obligation
     (Note 13)..........    (86,186)
   Other................       (175)
                          ---------
Balance at January 2,
 2000...................  $(166,726)
                          ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED (IN THOUSANDS)

                                               RETAINED      COMMON      COMMON      UN-
                                ADDITIONAL     EARNINGS       STOCK      STOCK      EARNED
                       COMMON    PAID-IN     (ACCUMULATED    HELD IN     TO BE      COMP-
                       STOCK     CAPITAL       DEFICIT)     TREASURY    ACQUIRED   ENSATION
                       -----     -------       --------     --------    --------   --------
Balance at
 January 2, 2000.....  $3,555    $204,231      $(90,680)    $(202,625)  $(86,186)    $(61)
   Comprehensive
     income (loss):
     Net income......   --         --           441,241        --         --         --
     Net change in
       currency
       translation
       adjustment....   --         --            --            --         --         --
     Unrealized
       losses on
       available-
       for-sale
       investments
       (Note 5)......   --         --            --            --         --         --
     Unrecognized
       pension loss
       (Note 22).....   --         --            --            --         --         --
     Comprehensive
       income........   --         --            --            --         --         --
   Purchases of
     common shares
     for treasury
     from certain
     officers and a
     director with
     related
     recognition of
     compensation
     (Note 13).......   --         10,422        --           (25,942)    --         --
   Common stock
     acquired under
     forward purchase
     obligation
     (Note 13).......   --         --            --           (42,373)   42,343      --
   Issuance of common
     shares from
     treasury upon
     exercise of
     stock options
     (Note 13).......   --         (5,338)       --            28,009     --         --
   Tax benefit from
     exercises of
     stock options...   --          1,263        --            --         --         --
   Equity in the
     issuance of
     Snapple Beverage
     Group, Inc.
     below market
     stock options
     (Note 13).......   --          1,157        --            --         --         --
   Modification of
     stock option
     terms
     (Note 13).......   --            491        --            --         --         --
   Amortization of
     below market
     stock options
     (Note 13).......   --         --            --            --         --           61
   Other.............   --           (259)       --               159     --         --
                       ------    --------      --------     ---------   --------     ----
Balance at
 December 31,
 2000................  $3,555    $211,967      $350,561     $(242,772)  $(43,843)    $--
                       ------    --------      --------     ---------   --------     ----

                                  ACCUMULATED OTHER
                                    COMPREHENSIVE
                                  INCOME (DEFICIT)
                       ---------------------------------------
                         UNREALIZED
                       GAIN (LOSS) ON                 UNRECOG-
                         AVAILABLE-      CURRENCY      NIZED
                          FOR-SALE      TRANSLATION   PENSION
                        INVESTMENTS     ADJUSTMENT      LOSS       TOTAL
                        -----------     ----------      ----       -----
Balance at
 January 2, 2000.....     $ 5,398          $(358)      $--       $(166,726)
   Comprehensive
     income (loss):
     Net income......      --              --           --         441,241
     Net change in
       currency
       translation
       adjustment....      --                322        --             322
     Unrealized
       losses on
       available-
       for-sale
       investments
       (Note 5)......      (2,322)         --           --          (2,322)
     Unrecognized
       pension loss
       (Note 22).....      --              --           (198)         (198)
                                                                 ---------
     Comprehensive
       income........      --              --           --         439,043
                                                                 ---------
   Purchases of
     common shares
     for treasury
     from certain
     officers and a
     director with
     related
     recognition of
     compensation
     (Note 13).......      --              --           --         (15,520)
   Common stock
     acquired under
     forward purchase
     obligation
     (Note 13).......      --              --           --             (30)
   Issuance of common
     shares from
     treasury upon
     exercise of
     stock options
     (Note 13).......      --              --           --          22,671
   Tax benefit from
     exercises of
     stock options...      --              --           --           1,263
   Equity in the
     issuance of
     Snapple Beverage
     Group, Inc.
     below market
     stock options
     (Note 13).......      --              --           --           1,157
   Modification of
     stock option
     terms
     (Note 13).......      --              --           --             491
   Amortization of
     below market
     stock options
     (Note 13).......      --              --           --              61
   Other.............      --              --           --            (100)
                          -------          -----       -----     ---------
Balance at
 December 31,
 2000................     $ 3,076          $ (36)      $(198)    $ 282,310
                          -------          -----       -----     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED (IN THOUSANDS)

                                                                                                 ACCUMULATED OTHER
                                                                                                   COMPREHENSIVE
                                                                                                 INCOME (DEFICIT)
                                                                                    ------------------------------------------
                                                                                       UNREALIZED
                                                  RETAINED      COMMON      COMMON   GAIN (LOSS) ON
                                   ADDITIONAL     EARNINGS       STOCK      STOCK      AVAILABLE-    CURRENCY    UNRECOGNIZED
                          COMMON    PAID-IN     (ACCUMULATED    HELD IN     TO BE       FOR-SALE    TRANSLATION    PENSION
                          STOCK     CAPITAL       DEFICIT)     TREASURY    ACQUIRED   INVESTMENTS   ADJUSTMENT       LOSS
                          -----     -------       --------     --------    --------    -----------   ----------       ----
Balance at December 31,
 2000..................... $3,555    $211,967      $350,561     $(242,772)  $(43,843)    $ 3,076        $(36)        $(198)
   Comprehensive income
     (loss):
     Net income...........  --         --            52,416        --         --           --             --           --
     Net change in
       currency
       translation
       adjustment.........  --         --            --            --         --           --             15           --
     Unrealized losses on
       available-for-sale
       investments
       (Note 5)...........  --         --            --            --         --          (2,090)         --           --
     Recovery of
       unrecognized
       pension loss
       (Note 22)..........  --         --            --            --         --           --             --            54
     Comprehensive
       income.............  --         --            --            --         --           --             --           --
   Purchases of common
     shares for treasury
     (Note 13)............  --         --            --            (7,190)    --           --             --           --
   Common stock acquired
     under forward
     purchase obligation
     (Note 13)............  --         --            --           (43,843)    43,843       --             --           --
   Issuance of common
     shares from treasury
     upon exercise of
     stock options
     (Note 13)............  --           (233)       --             5,910     --           --             --           --
   Tax benefit from
     exercises of stock
     options..............  --            581        --            --         --           --             --           --
   Cancellation of former
     class B common stock
     (Note 13)............   (600)    (83,211)      (43,325)      127,136     --           --             --           --
   Modification of stock
     option terms
     (Note 13)............  --            462        --            --         --           --             --           --
   Other..................  --             42        --               120     --           --             --           --
                           ------    --------      --------     ---------   --------      -------        ----         -----
Balance at December 30,
 2001..................... $2,955    $129,608      $359,652     $(160,639)  $ --          $  986        $(21)        $(144)
                           ------    --------      --------     ---------   --------      -------        ----         -----
                           ------    --------      --------     ---------   --------      -------        ----         -----


                             TOTAL
                             -----
Balance at December 31,
 2000.....................  $282,310
   Comprehensive income
     (loss):
     Net income...........    52,416
     Net change in
       currency
       translation
       adjustment.........        15
     Unrealized losses on
       available-for-sale
       investments
       (Note 5)...........    (2,090)
     Recovery of
       unrecognized
       pension loss
       (Note 22)..........        54
                            --------
     Comprehensive
       income.............    50,395
                            --------
   Purchases of common
     shares for treasury
     (Note 13)............    (7,190)
   Common stock acquired
     under forward
     purchase obligation
     (Note 13)............     --
   Issuance of common
     shares from treasury
     upon exercise of
     stock options
     (Note 13)............     5,677
   Tax benefit from
     exercises of stock
     options..............       581
   Cancellation of former
     class B common stock
     (Note 13)............     --
   Modification of stock
     option terms
     (Note 13)............       462
   Other..................       162
                            --------
Balance at December 30,
 2001.....................  $332,397
                            --------
                            --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      YEAR ENDED
                                                       ----------------------------------------
                                                       JANUARY 2,   DECEMBER 31,   DECEMBER 30,
                                                          2000          2000           2001
                                                          ----          ----           ----
Cash flows from continuing operating activities:
    Net income.......................................  $  10,124     $ 441,241      $  52,416
    Adjustments to reconcile net income to net cash
      provided by (used in) continuing operating
      activities:
        Depreciation and amortization of
          properties.................................      2,888         3,394          4,478
        Amortization of costs in excess of net assets
          of acquired companies, other intangible
          assets and certain other items.............      2,535         1,919          2,028
        Amortization of deferred financing costs and
          original issue discount....................        643           121          2,066
        Deferred compensation provision..............     --            --              1,856
        Equity in (income) losses of investees,
          net........................................        (10)        2,307            221
        Operating investment adjustments, net (see
          below).....................................      7,232        (4,715)       (17,365)
        Litigation settlement receivable.............     --            --             (3,333)
        Deferred income tax provision (benefit)......      2,261         9,745         (1,054)
        Gain on sale of businesses...................     (1,188)       --               (500)
        Income from discontinued operations..........     (4,519)     (472,078)       (43,450)
        Write-off of unamortized deferred financing
          costs and, in 1999, interest rate cap
          agreement costs............................     11,446        27,491         --
        Capital market transaction related
          compensation...............................     --            26,010         --
        Compensation expense upon repurchases of
          common stock issued upon exercise of stock
          options....................................     --            10,422         --
        Other, net...................................     (2,405)         (173)           781
        Changes in operating assets and liabilities:
            Decrease (increase) in receivables.......     (1,706)       (2,667)         1,094
            Decrease (increase) in prepaid
              expenses...............................        463           (31)        (2,758)
            Increase (decrease) in accounts payable
              and accrued expenses...................     (3,270)        6,656         (2,042)
                                                       ---------     ---------      ---------
                Net cash provided by (used in)
                  continuing operating activities....     24,494        49,642         (5,562)
                                                       ---------     ---------      ---------
Cash flows from continuing investing activities:
    Investment activities, net (see below)...........    (55,184)     (167,843)       148,113
    Capital expenditures.............................     (7,743)      (11,955)       (25,386)
    Proceeds from sale of fractional interests in
      aircraft.......................................     --            --              3,000
    Other............................................        197         1,400            (24)
                                                       ---------     ---------      ---------
                Net cash provided by (used in)
                  continuing investing activities....    (62,730)     (178,398)       125,703
                                                       ---------     ---------      ---------
Cash flows from continuing financing activities:
    Proceeds from long-term debt.....................     --           289,963         22,590
    Repayments of long-term debt.....................     (1,084)       (5,574)       (17,605)
    Repurchases of common stock for treasury.........   (117,160)      (68,315)       (51,033)
    Proceeds from stock option exercises.............      7,370        22,671          5,677
    Cash transferred (to) from restricted cash
      reserve account................................     --           (30,745)           178
    Deferred financing costs.........................     --           (12,445)          (605)
                                                       ---------     ---------      ---------
                Net cash provided by (used in)
                  continuing financing activities....   (110,874)      195,555        (40,798)
                                                       ---------     ---------      ---------
Net cash provided by (used in) continuing
  operations.........................................   (149,110)       66,799         79,343
Net cash provided by (used in) discontinued
  operations.........................................    157,956       401,493       (169,017)
                                                       ---------     ---------      ---------
Net increase (decrease) in cash and cash
  equivalents........................................      8,846       468,292        (89,674)
Cash and cash equivalents at beginning of year.......    118,997       127,843        596,135
                                                       ---------     ---------      ---------
Cash and cash equivalents at end of year.............  $ 127,843     $ 596,135      $ 506,461
                                                       ---------     ---------      ---------
                                                       ---------     ---------      ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
(IN THOUSANDS)

                                                                      YEAR ENDED
                                                       ----------------------------------------
                                                       JANUARY 2,   DECEMBER 31,   DECEMBER 30,
                                                          2000          2000           2001
                                                          ----          ----           ----
Detail of cash flows related to investments:
  Operating investment adjustments, net:
    Proceeds from sales of trading securities........  $  76,490     $  61,271      $  88,461
    Cost of trading securities purchased.............    (64,961)      (52,533)       (96,253)
    Net recognized (gains) losses from trading
      securities.....................................    (12,914)        2,658            383
    Net recognized (gains) losses from transactions
      in other than trading securities, equity in
      investment limited partnerships and (gains)
      losses from transactions in short positions in
      securities.....................................      8,467       (16,090)        (2,051)
    Amortization of premium (accretion of discount)
      on debt securities.............................        150           (21)        (7,905)
                                                       ---------     ---------      ---------
                                                       $   7,232     $  (4,715)     $ (17,365)
                                                       ---------     ---------      ---------
                                                       ---------     ---------      ---------
  Investing investment activities, net:
    Proceeds from sales and maturities of
      available-for-sale securities and other
      investments....................................  $  73,521     $ 150,307      $ 299,906
    Cost of available-for-sale securities and other
      investments purchased..........................   (113,373)     (314,368)      (157,026)
    Proceeds of securities sold short................     53,281        42,922         30,449
    Payments to cover short positions in
      securities.....................................    (68,613)      (46,704)       (25,216)
                                                       ---------     ---------      ---------
                                                       $ (55,184)    $(167,843)     $ 148,113
                                                       ---------     ---------      ---------
                                                       ---------     ---------      ---------
Supplemental disclosures of cash flow information:
  Cash paid during the year in continuing operations
    for:
    Interest.........................................  $   2,076     $   3,911      $  26,495
                                                       ---------     ---------      ---------
                                                       ---------     ---------      ---------
    Income taxes, net of refunds.....................  $   1,361     $   1,360      $   1,816
                                                       ---------     ---------      ---------
                                                       ---------     ---------      ---------

    Due to their noncash nature, the following transactions are not reflected in the respective consolidated statements of cash flows (amounts in whole shares and dollars):

    As part of a contract entered into on August 19, 1999, the Company agreed to repurchase 1,999,207 shares of its former class B common stock on or before August 19, 2000 and 1,999,207 shares on or before August 19, 2001 for $42,343,000 and $43,843,000, respectively. These purchases occurred on August 10, 2000 and August 10, 2001. The aggregate obligation for these purchases of $86,186,000 and $43,843,000 as of January 2, 2000 and December 31, 2000,
respectively, was recorded by the Company as 'Forward purchase obligation for common stock' with an equal offsetting reduction to the 'Common stock to be acquired' component of 'Stockholders' Equity.' See Note 13 for further disclosure of this transaction.

    On January 19, 2000, in addition to a cash payment of $9,210,000 included in 'Capital expenditures,' the Company assumed an $18,000,000 secured promissory note in connection with the acquisition of 280 Holdings, LLC, which owns an airplane previously leased by the Company. Such $18,000,000 was reported as an addition to 'Properties' with an offsetting increase in long-term debt, including current portion. See Note 24 for further disclosure of this transaction.

    In connection with the October 25, 2000 sale of the Company's beverage businesses and the related assumption by the purchaser of the Company's convertible debt, the Company effectively established a written call option on the Company's common stock relating to the conversion feature of such debt. The fair value of the written call option of $1,476,000 as of October 25, 2000 was recorded as a reduction of the gain on the sale of the beverage businesses included in discontinued operations with an equal offsetting credit to 'Deferred income and other liabilities.' The reduction in the fair value of the written call option during the period October 26, 2000 to December 31, 2000 and for the year ended December 30, 2001 was reported as a component of 'Other income, net.' See Note 13 for further disclosure of this transaction.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

    In October 2001, the Company eliminated and effectively canceled the previously authorized 25,000,000 shares of its former class B common stock, all outstanding shares of which had been repurchased by the Company. As a result of the effective cancellation of the 5,997,622 shares of the former class B common stock repurchased, the Company recorded an entry within stockholders' equity which reduced 'Common stock' by $600,000, 'Additional paid-in capital' by $83,211,000, 'Retained earnings' by $43,325,000 and 'Common stock held in treasury' by $127,136,000. See Note 13 for further disclosure of this transaction.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. ('Triarc' and, collectively with its subsidiaries, the 'Company') and its subsidiaries. The principal subsidiary of the Company, wholly-owned as of December 30, 2001, is Triarc Acquisition, LLC ('Triarc Acquisition'), formerly Arby's Acquisition, LLC, which owns 100% of Arby's, Inc. ('Arby's') which, in turn, indirectly owns 100% of Arby's Franchise Trust ('Arby's Trust'). The Company's wholly-owned subsidiaries at December 30, 2001 that are referred to herein also included National Propane Corporation ('National Propane'), SEPSCO, LLC ('SEPSCO'), Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. ('Adams') and Triarc Consumer Products Group, LLC ('TCPG') which owns 100% of RCAC, LLC, into which RC/Arby's Corporation ('RC/Arby's') was merged. TCPG also owned (1) 100% (99.9% prior to October 25, 2000) of Snapple Beverage Group, Inc. ('Snapple Beverage Group') which owned 100% of Snapple Beverage Corp. ('Snapple'), Mistic Brands, Inc. ('Mistic') and Stewart's Beverages, Inc. ('Stewart's') and (2) 100% of Royal Crown Company, Inc. ('Royal Crown'), prior to the October 25, 2000 sale of such companies. These beverage businesses have been accounted for as discontinued operations in 1999 and in 2000 through the date of sale. National Propane and its former subsidiary, National Propane SGP, Inc., which was wholly owned by the Company, owned a combined 42.7% interest in National Propane Partners, L.P. (the 'Propane Partnership') and a subpartnership prior to the July 19, 1999 sale of substantially all of such interest. The propane business of the Propane Partnership was accounted for as a discontinued operation in 1999 through the date of sale. All significant intercompany balances and transactions have been eliminated in consolidation. See Notes 3 and 20 for further disclosure of the dispositions referred to above.

FISCAL YEAR

    The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 and each of its 1999, 2000 and 2001 fiscal years contained 52 weeks. Such periods are referred to herein as (1) 'the year ended January 2, 2000' or '1999,' which commenced on January 4, 1999 and ended on January 2, 2000, (2) 'the year ended December 31, 2000' or '2000,' which commenced on January 3, 2000 and ended on December 31, 2000 and (3) 'the year ended December 30, 2001' or '2001,' which commenced on January 1, 2001 and ended on December 30, 2001. December 31, 2000 and December 30, 2001 are referred to herein as 'Year-End 2000' and 'Year-End 2001,' respectively.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in money market mutual funds, interest-bearing brokerage accounts, United States government agency debt securities, commercial paper of high credit-quality entities and United States Treasury bills.

INVESTMENTS

Short-Term Investments

    Short-term investments include marketable debt and equity securities with readily determinable fair values and other short-term investments, including investments in limited partnerships and similar investment entities, which are not readily marketable. The Company's marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income bypassing net income or included as a component of net income, respectively. The cost or the amount reclassified out of accumulated other comprehensive income into earnings of securities sold for all marketable
                                                                              55

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

securities is determined using the specific identification method. Other short-term investments that are not readily marketable consist of investments in which the Company has significant influence over the investees ('Equity Investments') and investments in which the Company does not have significant influence over the investees ('Cost Investments'). Equity Investments are accounted for in accordance with the equity method (the 'Equity Method') under which each such investment is reported at cost plus the Company's proportionate share of the income or loss of such investee since its acquisition and consolidated results of operations include such proportionate share of income or loss. The carrying value of the Company's investment in each of its short-term Equity Investments is equal to the underlying equity in net assets of each investee. Cost Investments are accounted for using the cost method (the 'Cost Method').

Non-Current Investments

    The Company's non-current investments consist of Equity Investments which are accounted for in accordance with the Equity Method and Cost Investments which are accounted for at cost. The excess, if any, of the carrying value of the Company's non-current Equity Investments over the underlying equity in net assets (the 'Excess Carrying Value') of each investee at the time of their acquisition was amortized to equity in earnings or losses of investees included in 'Other income, net' (see Note 19) on a straight-line basis over 15 years, until those Equity Investments had stockholders' deficits (see Note 8).

    Effective with the first quarter of its year ending December 29, 2002 (the '2002 First Quarter'), the Company will adopt Statement of Financial Accounting Standards ('SFAS') No. 142 ('SFAS 142'), 'Goodwill and Other Intangible Assets.' In accordance therewith, the Excess Carrying Value, if any, will no longer be amortized.

    See Note 8 for a further discussion of the Company's non-current investments.

Securities Sold With an Obligation to Purchase

    Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income.

All Investments

    The Company reviews all of its investments in which the Company has unrealized losses and recognizes an investment loss for any such unrealized losses deemed to be other than temporary with a corresponding permanent reduction in the cost basis component of the investments. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the unrealized gain or a decrease in the unrealized loss on available-for-sale investments component of 'Comprehensive income.' With respect to Equity Investments, the effect of the permanent reduction in the cost basis is a reduction of the cost component of the carrying value of the investment.

Gain on Issuance of Investee Stock

    The Company recognizes a gain or loss upon an investee's sale of any previously unissued stock to third parties to the extent of the decrease in the Company's ownership of the investee. However, a gain is recognized only when realization of the gain by the Company is reasonably assured.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

    Properties are stated at cost less accumulated depreciation and amortization. Depreciation of transportation and office equipment is computed on the straight-line basis using the estimated useful lives of 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

AMORTIZATION OF INTANGIBLES

    Costs in excess of net assets of acquired companies ('Goodwill') were amortized on the straight-line basis over 15 to 40 years effective through the year ended December 30, 2001. Other intangible assets are being amortized on the straight-line basis with trademarks over 15 years, computer software costs over 3 years and distribution rights over 15 years. A non-compete agreement, which became fully amortized during 2001, was amortized over 5 years. Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method.

    Effective with the 2002 First Quarter, under SFAS 142 Goodwill and other identified intangible assets that have indefinite useful lives will no longer be amortized and intangible assets with finite useful lives will continue to be amortized. Accordingly, the Company will no longer amortize Goodwill commencing with its 2002 First Quarter. During 2001 such Goodwill amortization amounted to $842,000. Further, the Company has determined that all of its other intangible assets have finite useful lives and will continue to be amortized.

IMPAIRMENTS

Goodwill

    The amount of impairment, if any, in unamortized Goodwill was measured based on projected future operating performance through the year ended December 30, 2001. As the future operating performance of the enterprise (Arby's) to which the Goodwill related through the period such Goodwill was being amortized was sufficient to absorb the related amortization, the Company deemed there to be no impairment of Goodwill.

    Effective with the 2002 First Quarter, the Company will adopt SFAS 142. In accordance therewith, the amount of impairment, if any, in unamortized Goodwill will be measured by the excess, if any, of the carrying amount of the unamortized Goodwill over its implied fair value.

Long-Lived Assets

    The Company reviews its long-lived assets, including identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, the impairment loss is recognized for the excess of the carrying value over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's derivatives consist of (1) the conversion component of short-term investments in corporate convertible debt securities which are accounted for as trading securities, (2) put and call options on equity and corporate debt securities which are accounted for as trading securities, (3) an interest rate swap agreement in connection with a secured bank term loan and
(4) a written call option on Triarc's common stock with physical settlement. In addition, prior to August 10, 2001 the Company's derivatives included a forward purchase obligation for Triarc's common stock with cash settlement (see
Note 13). The conversion component of corporate convertible debt securities, put and call options on equity and corporate debt securities, the interest rate swap agreement and the call option on Triarc's common stock with physical settlement are recorded at fair value with changes in fair value recorded in the Company's results of operations. The forward purchase obligation for Triarc's common stock with cash settlement was recorded at the cash redemption amount. See Note 10 for further disclosure of the Company's derivative financial instruments.
                                                                              57

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

STOCK-BASED COMPENSATION

    The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options over the amount an employee must pay to acquire the stock. Such amounts are being amortized as compensation expense over the vesting period of the related stock options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options. Compensation cost for stock appreciation rights, if any, is recognized currently based on the change in the market price of the Company's common stock during each period.

TREASURY STOCK

    Common stock held in treasury is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

COSTS OF BUSINESS ACQUISITIONS

    The Company defers any costs incurred relating to the pursuit of business acquisitions while the potential acquisition process is ongoing. Whenever the Company decides it will no longer pursue a potential acquisition any related deferred costs are written off at that time.

FOREIGN CURRENCY TRANSLATION

    Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements, including those of discontinued operations through their date of disposition, are charged or credited directly to the 'Currency translation adjustment' component of 'Accumulated other comprehensive income (deficit)' in the accompanying consolidated statements of stockholders' equity (deficit).

INCOME TAXES

    The Company files a consolidated Federal income tax return with all of its subsidiaries. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

    Franchise fees are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area being developed and are recognized as revenue when each restaurant is opened in the same manner as franchise fees for individual restaurants. Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Royalties are based on a percentage of restaurant sales of the franchised store and are recognized as earned.
58

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

RECLASSIFICATIONS

    Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company franchises Arby's'r' quick service restaurants representing the largest restaurant franchising system specializing in slow-roasted roast beef sandwiches. Arby's also offers an extensive menu of chicken, turkey, ham and submarine sandwiches, side dishes and salads including its Market Fresh'TM' sandwiches. Some Arby's restaurants are multi-branded with the Company's T.J. Cinnamons'r' and/or Pasta Connection product lines. The Company's franchised restaurants are principally throughout the United States and, to a much lesser extent, Canada. Information concerning the number of Arby's restaurants is as follows:

                                                             1999    2000    2001
                                                             ----    ----    ----
Franchised restaurants opened..............................    159     156     131
Franchised restaurants closed..............................     66      65      99
Franchised restaurants open at end of year.................  3,228   3,319   3,351

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ESTIMATES

    The Company's significant estimates which are susceptible to change in the near term relate to (1) the amount of the post-closing adjustment to be arbitrated in connection with the Snapple Beverage Sale (see Note 3),
(2) provisions for the resolution of income tax contingencies subject to future examinations of the Company's Federal and state income tax returns by the Internal Revenue Service ('IRS') or state taxing authorities, including remaining provisions included in 'Net current liabilities relating to discontinued operations,' (see Note 12), (3) provisions for the resolution of legal and environmental matters (see Note 25), (4) the valuation of investments which are not publicly traded (see Note 11) and (5) provisions for unrealized losses on investments deemed to be other than temporary (see Note 17). The Company's estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

CERTAIN RISK CONCENTRATIONS

    The Company believes its vulnerability to risk concentrations in its cash equivalents and investments is mitigated by (1) the Company's policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments and
(3) to the extent the cash equivalents and investments are held in brokerage accounts, insurance from the Securities Investor Protection Corporation up to $500,000 per account as well as supplemental private insurance coverage maintained by the brokerage firms covering substantially all of the Company's accounts. The Company has one significant franchisee which accounted for 21%, 20% and 19% of consolidated revenues, investment income and other
                                                                              59

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

income in 1999, 2000 and 2001, respectively, the loss of which would have a material adverse impact on the Company's business. In February 2002, another franchisee which accounted for 6% of consolidated revenues, investment income and other income in 2001 and its parent company filed for financial restructuring under Chapter 11 of the United States bankruptcy code principally, on a collective basis, in order to separate the franchisee's ongoing Arby's business from various unrelated holding company liabilities of the parent company. The franchisee expects that all but one of its 240 Arby's restaurants will continue to operate without interruption during the restructuring and that it will emerge successfully from the restructuring. The Company, therefore, does not currently anticipate any material adverse impact on its restaurant franchising business. The Company's restaurant franchise operations could also be adversely affected by changing consumer preferences resulting from health or safety concerns with respect to the consumption of beef. The Company believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials for its franchisees is not significant. The Company also believes that its vulnerability to risk concentrations related to geographical concentration is minimized since the Company's franchisees generally operate throughout the United States with minimal foreign exposure.

(3) BUSINESS ACQUISITIONS AND DISPOSITIONS

Sale of Beverage Businesses

    On October 25, 2000, the Company sold (the 'Snapple Beverage Sale') Snapple Beverage Group and Royal Crown to affiliates of Cadbury Schweppes plc ('Cadbury'). Snapple Beverage Group represented the operations of the Company's former premium beverage business and Royal Crown represented the operations of the Company's former soft drink concentrate business. The consideration paid to the Company consisted of (1) cash, which is subject to further post-closing adjustments as described below, and (2) the assumption by Cadbury of debt and related accrued interest. The assumed debt and accrued interest consisted of
(1) $300,000,000 of 10 1/4% senior subordinated notes due 2009 (the 'Senior Notes') co-issued by TCPG and Snapple Beverage Group, (2) $119,130,000, net of unamortized original issue discount of $240,870,000, of Triarc's zero coupon convertible subordinated debentures due 2018 (the 'Debentures') and
(3) $5,982,000 of accrued interest. The Snapple Beverage Sale resulted in an after-tax gain in 2000 recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 20) of $480,946,000, subject to any additional post-closing purchase price adjustment as described below, and net of $19,134,000 of related fees and expenses and $226,765,000 of income tax provision. In 2001, the Company recorded an additional gain of $43,450,000 resulting from adjustments to the estimated gain recognized in 2000 from the Snapple Beverage Sale. These net adjustments in 2001 principally result from the realization of $200,000,000 of proceeds from Cadbury for our electing (the 'Tax Election') during 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale.

    In addition, the Snapple Beverage Sale purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from the Company a post-closing adjustment of $27,605,000 and the Company, on the other hand, has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of $5,586,000, in each case plus interest at 7.19% from October 25, 2000. In accordance with the terms of the purchase and sale agreement, the Company and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. However, the arbitration process was just commencing as of December 30, 2001. The Company currently expects such post-closing adjustment process to be completed in the second half of 2002.

    In connection with the closing of the Snapple Beverage Sale, in 2000 the Company repaid the (1) outstanding principal of $436,433,000, (2) related accrued interest of $1,119,000, (3) related prepayment penalties of $5,509,000 and (4) fees of $57,000 under a senior bank credit facility (the 'Beverage Credit

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

Facility') maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's, the then parent company of Royal Crown.

Sale of Propane Business

    On July 19, 1999 the Company sold (the 'Propane Partnership Sale') 41.7% of its remaining 42.7% interest in the Propane Partnership and a subpartnership, National Propane, L.P. (the 'Operating Partnership'), to Columbia Energy Group ('Columbia'), retaining a 1% limited partner interest in AmeriGas Eagle Propane, L.P. ('AmeriGas Eagle'), which was formerly National Propane, L.P. and Columbia Propane, L.P. ('Columbia Propane'). The consideration paid to the Company consisted of (1) cash of $2,866,000 and (2) the forgiveness of $15,816,000 of a note payable to the Operating Partnership by Triarc (the 'Partnership Note') with a remaining principal balance of $30,700,000 immediately prior to the Propane Partnership Sale. The $2,866,000 of cash consisted of $2,101,000 of consideration for the Company's sold interests in the Propane Partnership and the Operating Partnership and $1,033,000 representing the reimbursement of interest expense incurred and paid by the Company on the Partnership Note, both partially offset by $268,000 of amounts equivalent to interest on advances made by Columbia in a tender offer for the then publicly traded common units representing the 57.3% interest not owned by the Company subsequent to the Propane Partnership IPO (see below). The Propane Partnership Sale resulted in an after-tax gain in 1999, recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 20), of $11,204,000, net of $3,477,000 of related fees and expenses and $6,282,000 of income tax provision. In connection with the closing of the Propane Partnership Sale, the Company repaid the remaining principal balance of the Partnership Note of $14,884,000 and the Propane Partnership merged into Columbia Propane.

    Prior to the Propane Partnership Sale, the Company owned a 42.7% combined interest in the Propane Partnership and the Operating Partnership; the remaining 57.3% interest the Company did not own was sold in an initial public offering (the 'Propane Partnership IPO') consummated by the Propane Partnership in 1996. The Propane Partnership IPO resulted in a 1996 pretax gain to the Company of $83,852,000 with an additional $15,539,000 of gain deferred at the date of the Propane Partnership IPO (see Note 20 for discussion of the subsequent recognition of this deferred gain).

    In connection with the Propane Partnership Sale, National Propane, whose principal asset following the Propane Partnership Sale is a $30,000,000 intercompany note receivable from Triarc, retained a 1% special limited partner interest in AmeriGas Eagle and agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify ('the Indemnification') the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of December 30, 2001, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the purchaser to the assets of AmeriGas Eagle. The Company believes it is unlikely that it will be called upon to make any payments under the Indemnification. In August 2001, AmeriGas Propane L.P. ('AmeriGas Propane') purchased all of the interests in AmeriGas Eagle that were held by Columbia. National Propane still retains its special limited partner interest, although such interest has been diluted to less than 1% as a result of capital contributions by AmeriGas Propane. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest of less than 1%. However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments or the Company would accelerate payment of deferred taxes associated with the gain on the Propane Partnership Sale.

(4) INCOME (LOSS) PER SHARE

    Basic income (loss) per share for 1999, 2000 and 2001 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 26,015,000, 23,232,000 and 21,532,000, respectively. Diluted income (loss) per share for 1999 and 2001 has been computed by dividing the income or
                                                                              61

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

loss by an aggregate 26,943,000 and 22,692,000 shares, respectively. Diluted income (loss) per share for 2000 is the same as the basic income (loss) per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss per share from continuing operations would have been antidilutive. The shares used for diluted income (loss) per share consist of the weighted average number of common shares outstanding and potential common shares reflecting (1) the effect of dilutive stock options of 818,000 and 1,160,000 shares for 1999 and 2001, respectively, computed using the treasury stock method and (2) the effect of a dilutive forward purchase obligation for common stock (the 'Forward Purchase Obligation') (see Note 13) of 110,000 shares for 1999. The shares for diluted income (loss) per share exclude any effect of (1) the assumed conversion of the Debentures through the date of their assumption by Cadbury and (2) a written call option on the Company's common stock, which commenced following the assumption of the Debentures by Cadbury (see Note 13), since the effect of each of these on income (loss) per share from continuing operations would have been antidilutive. In addition, the shares for diluted income per share for 2001 exclude any effect of the Forward Purchase Obligation through its final settlement on August 10, 2001 since the effect on income per share from continuing operations would have been antidilutive.

(5) SHORT-TERM INVESTMENTS AND SECURITIES SOLD WITH AN OBLIGATION TO PURCHASE

SHORT-TERM INVESTMENTS

    The Company's short-term investments are stated at fair market value, except for other short-term investments as set forth in the table below that are stated either at cost, as reduced by any unrealized losses deemed to be other than temporary, or at equity. Cost, as set forth in the table below, represents amortized cost as reduced by any unrealized losses deemed to be other than temporary (see Note 17) for United States government debt securities and corporate debt securities and cost as reduced by any unrealized losses deemed to be other than temporary for other short-term investments. The cost, gross unrealized holding gains and losses included in accumulated other comprehensive income (the 'Unrealized Holding Gains and Losses'), fair value and carrying value, as appropriate, of the Company's short-term investments at December 31, 2000 and December 30, 2001 were as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

                                              YEAR-END 2000                                  YEAR-END 2001
                          ------------------------------------------------------   -------------------------------
                                      UNREALIZED HOLDING                                        UNREALIZED HOLDING
                                     ---------------------     FAIR     CARRYING                ------------------
                            COST       GAINS      LOSSES      VALUE      VALUE       COST       GAINS      LOSSES
                            ----       -----      ------      -----      -----       ----       -----      ------
Marketable securities
 Available-for-sale:
   United States
     government agency
     debt securities....  $243,873    $  295       $ (34)    $244,134   $244,134   $ 29,934    $   75       $--
   Corporate debt
     securities.........       527         2         (57)         472        472     10,157     --          --
   Asset-backed
     securities.........     --        --          --           --         --        24,181        13         (11)
   Equity securities....    15,578     4,313         (29)      19,862     19,862     28,706     2,140        (715)
   Debt mutual fund.....     --        --          --           --         --         7,861        14       --
                          --------    ------       -----     --------   --------   --------    ------       -----
      Total
        available-for-
        sale marketable
        securities......   259,978    $4,610       $(120)     264,468    264,468    100,839    $2,242       $(726)
                          --------    ------       -----     --------   --------   --------    ------       -----
                                      ------       -----                                       ------       -----
 Trading:
   Equity securities....    15,095                             16,290     16,290     22,955
   Corporate debt
     securities.........     2,389                              1,170      1,170      4,117
                          --------                           --------   --------   --------
      Total trading
        securities......    17,484                             17,460     17,460     27,072
                          --------                           --------   --------   --------
 Other short-term
   investments:
   Cost Investments.....    30,117                             38,075     30,117     17,235
   Equity Investments...     1,500                              1,972      1,972      8,250
                          --------                           --------   --------   --------
      Total other
        investments.....    31,617                             40,047     32,089     25,485
                          --------                           --------   --------   --------
                          $309,079                           $321,975   $314,017   $153,396
                          --------                           --------   --------   --------
                          --------                           --------   --------   --------

                             YEAR-END 2001
                          -------------------

                            FAIR     CARRYING
                           VALUE      VALUE
                           -----      -----
Marketable securities
 Available-for-sale:
   United States
     government agency
     debt securities....  $ 30,009   $ 30,009
   Corporate debt
     securities.........    10,157     10,157
   Asset-backed
     securities.........    24,183     24,183
   Equity securities....    30,131     30,131
   Debt mutual fund.....     7,875      7,875
                          --------   --------
      Total
        available-for-
        sale marketable
        securities......   102,355    102,355
                          --------   --------

 Trading:
   Equity securities....    22,349     22,349
   Corporate debt
     securities.........     2,665      2,665
                          --------   --------
      Total trading
        securities......    25,014     25,014
                          --------   --------
 Other short-term
   investments:
   Cost Investments.....    25,507     17,235
   Equity Investments...     8,797      8,797
                          --------   --------
      Total other
        investments.....    34,304     26,032
                          --------   --------
                          $161,673   $153,401
                          --------   --------
                          --------   --------

    The maturities of United States government agency debt securities, corporate debt securities and asset-backed securities at December 30, 2001 which are classified as available-for-sale, at fair value which is equal to their carrying value, are as follows (in thousands):

Within one year.............................................  $12,241
After one year through five years...........................   42,363
After five years through ten years..........................    2,001
After ten years.............................................    2,954
Mortgage-backed securities (classified within asset-backed
  securities above) not due at a single maturity date.......    4,790
                                                              -------
                                                              $64,349
                                                              -------
                                                              -------

    Proceeds from sales and maturities of available-for-sale marketable securities were $72,552,000, $82,392,000 and $288,584,000 in 1999, 2000 and
2001, respectively. Gross realized gains and gross realized losses on those sales are included in 'Investment income, net' in the accompanying consolidated income statements (see Note 17) and are as follows (in thousands):

                                                          1999     2000      2001
                                                          ----     ----      ----
Gross realized gains...................................  $7,514   $14,441   $3,365
Gross realized losses..................................    (865)   (8,689)    (483)
                                                         ------   -------   ------
                                                         $6,649   $ 5,752   $2,882
                                                         ------   -------   ------
                                                         ------   -------   ------

    The net change in the unrealized holding gains on available-for-sale securities and the equity in an unrealized gain on a retained interest of MCM Capital Group, Inc., an Equity Investment included in non-
                                                                              63

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

current investments (see Note 8), included in other comprehensive income (loss) consisted of the following (in thousands):

                                                         1999      2000      2001
                                                         ----      ----      ----
Net change in unrealized holding gains or losses on
  available-for-sale securities:
    Change in net unrealized appreciation or
      depreciation of available-for-sale securities...  $ 9,843   $ 4,549   $   (93)
    Less reclassification of prior year appreciation
      of securities sold during the year..............     (668)   (8,098)   (2,881)
                                                        -------   -------   -------
                                                          9,175    (3,549)   (2,974)
    Equity in the decrease in unrealized gain on a
      retained interest...............................     (234)     (117)     (245)
    Income tax (provision) benefit....................   (3,207)    1,344     1,129
                                                        -------   -------   -------
                                                        $ 5,734   $(2,322)  $(2,090)
                                                        -------   -------   -------
                                                        -------   -------   -------

    The change in the net unrealized gain or loss on trading securities resulted in income of $2,143,000 in 1999 and losses of $4,848,000 and $2,033,000 in 2000 and 2001, respectively, and are included in 'Investment income, net' in the accompanying consolidated income statements (see Note 17).

    Other short-term investments represent investments in limited partnerships, limited liability companies and similar investment entities which invest in securities that primarily consist of debt securities, common and preferred equity securities, convertible preferred equity and debt securities, stock warrants and rights and stock options. These investments are focused on both domestic and foreign securities, including those of emerging market countries. Certain of these investments are accounted for in accordance with the Equity Method.

SECURITIES SOLD WITH AN OBLIGATION TO PURCHASE

    The Company also enters into short sales of debt and equity securities as part of its portfolio management strategy. The Company's short sales are commitments to sell such debt and equity securities not owned at the time of sale that require purchase of such debt and equity securities at a future date. Such short sales resulted in proceeds of $53,281,000, $42,922,000 and $30,449,000 in 1999, 2000 and 2001, respectively. The change in the net unrealized losses on securities sold with an obligation to purchase resulted in a loss of $1,834,000 in 1999 and income of $4,527,000 and $2,180,000 in 2000 and
2001, respectively, and are included in 'Investment income, net' (see Note 17). The fair value and the carrying value of the liability for securities sold with an obligation to purchase was $14,129,000 and $17,384,000 at December 31, 2000 and December 30, 2001, respectively, and is included in 'Accrued expenses' (see
Note 6).

(6) BALANCE SHEET DETAIL

CASH

    Cash includes $15,700,000 of highly liquid United States government debt securities in a custodial account held at a financial institution which is subject to set off should the Company or certain other parties not perform under certain debt guaranties (see Note 24). Cash also includes $9,421,000 of cash and a money market mutual fund pledged as collateral for insured securitization notes (see Note 9).
64

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

RECEIVABLES

    The following is a summary of the components of receivables (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Receivables:
    Trade...................................................  $10,749   $12,419
    Affiliates..............................................      210     1,877(a)
    Other...................................................    4,778     2,183
                                                              -------   -------
                                                               15,737    16,479
Less allowance for doubtful accounts........................    1,172     1,510
                                                              -------   -------
                                                              $14,565   $14,969
                                                              -------   -------
                                                              -------   -------

---------

 (a) Includes current portion of a note of $1,667,000 and related accrued interest of $123,000 receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the 'Executives') as of December 30, 2001 and interest accrued on co-investment notes receivable (see Note 24).

    The following is an analysis of the allowance for doubtful accounts, all of which relates to trade receivables (in thousands):

                                                          1999     2000     2001
                                                          ----     ----     ----
Balance at beginning of year...........................  $1,306   $1,371   $1,172
Provision for doubtful accounts........................     461      292      479
Uncollectible accounts written off.....................    (396)    (491)    (141)
                                                         ------   ------   ------
                                                         $1,371   $1,172   $1,510
                                                         ------   ------   ------
                                                         ------   ------   ------

    Certain trade receivables with an aggregate net book value of $7,765,000 as of December 30, 2001 are pledged as collateral for insured securitization notes (see Note 9).

PROPERTIES

    The following is a summary of the components of properties (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Land........................................................  $   750   $   753
Transportation and office equipment.........................   41,909    66,667
Leasehold improvements......................................    9,342     9,637
                                                              -------   -------
                                                               52,001    77,057
Less accumulated depreciation and amortization..............   11,904    16,068
                                                              -------   -------
                                                              $40,097   $60,989
                                                              -------   -------
                                                              -------   -------

    Certain transportation equipment with an aggregate net book value of $53,370,000 as of December 30, 2001 is pledged as collateral in connection with a secured bank term loan and a secured promissory note (see Note 9).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

    The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Costs in excess of net assets of acquired companies.........  $29,599   $29,599
Less accumulated amortization...............................   10,835    11,677
                                                              -------   -------
                                                              $18,764   $17,922
                                                              -------   -------
                                                              -------   -------

OTHER INTANGIBLE ASSETS

    The following is a summary of the components of other intangible assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Trademarks..................................................  $ 8,003   $ 8,003
Non-compete agreement.......................................    2,214        --(a)
Computer software and distribution rights...................      229       286
                                                              -------   -------
                                                               10,446     8,289
Less accumulated amortization...............................    4,376     2,817
                                                              -------   -------
                                                              $ 6,070   $ 5,472
                                                              -------   -------
                                                              -------   -------

---------

 (a) The non-compete agreement became fully amortized during 2001.

DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Deferred financing costs....................................  $12,585   $13,190
Co-investment notes receivable from affiliates (Note 24)....    1,928     2,753
Long-term portion of note receivable from Executives (Note
  24).......................................................    --        1,667
Other.......................................................    9,407     4,724
                                                              -------   -------
                                                               23,920    22,334
Less accumulated amortization...............................      759     2,649
                                                              -------   -------
                                                              $23,161   $19,685
                                                              -------   -------
                                                              -------   -------

ACCOUNTS PAYABLE

    Accounts payable includes $7,429,000 as of December 29, 2000 payable to two officers of the Company in connection with the repurchase of shares of the Company's class A common stock owned by the officers in connection with the exercise of employee stock options (see Note 13).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

ACCRUED EXPENSES

    The following is a summary of the components of accrued expenses (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Accrued compensation and related benefits...................  $25,678   $23,736
Securities sold with an obligation to purchase (Note 5).....   14,129    17,384
Accrued taxes...............................................    5,710    12,229
Accrued interest............................................    6,520     7,732
Other.......................................................   13,328    12,372
                                                              -------   -------
                                                              $65,365   $73,453
                                                              -------   -------
                                                              -------   -------

DEFERRED INCOME AND OTHER LIABILITIES

    Deferred income and other liabilities includes $823,000 and $30,000 as of December 31, 2000 and December 30, 2001, respectively, for the fair value of an effective written call option on the Company's class A common stock (see
Note 13).

(7) RESTRICTED CASH EQUIVALENTS

    The following is a summary of the components of restricted cash equivalents (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Collateral supporting obligations under the insured
  securitization notes (Note 9).............................  $30,745   $30,567
Support for a letter of credit securing payments due under a
  lease.....................................................    1,939     1,939
                                                              -------   -------
                                                              $32,684   $32,506
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(8) INVESTMENTS

    The following is a summary of the carrying value of investments classified as non-current (in thousands):

                                   INVESTMENT
                                -----------------             YEAR-END 2001
                                    YEAR-END        ----------------------------------
                                -----------------                  UNDERLYING   MARKET
                                 2000      2001        % OWNED       EQUITY     VALUE
                                 ----      ----        -------       ------     -----
MCM Capital Group, Inc., at
  equity, less in 2000 an
  other than temporary
  unrealized loss (see
  Note 17)....................  $   230   $ --          8.4%        $ --         $181
EBT Holding Company, LLC, at
  equity......................      381       279       18.6%           279
280 KPE Holdings, LLC, at
  equity......................      705     --          25.3%         --
Limited partnerships and
  limited liability companies
  at equity...................      520     --      8.7% to 13.5%       233
                                -------   -------
    Total of all non-current
      Equity Investments......    1,836       279
Investments held in deferred
  compensation trusts, at cost
  (Notes 15 and 24)...........    --       22,671
Non-marketable equity
  securities, at cost.........    4,910    12,070
Other, at cost................    4,849     7,054
                                -------   -------
                                $11,595   $42,074
                                -------   -------
                                -------   -------

    MCM Capital Group, Inc. ('MCM') and 280 KPE Holdings, LLC ('280 KPE'), accounted for under the Equity Method, had deficits in equity at December 30, 2001 and, accordingly, there was no underlying equity of these investments at that date. The aggregate carrying value of the Company's investments in other limited partnerships and limited liability companies accounted for under the Equity Method was less than its aggregate interest in the underlying equity of such investments at December 30, 2001 due to the Company's recognition of unrealized losses deemed to be other than temporary with respect to one of those investments of $296,000 during 2001 included in 'Investment income, net' (see
Note 17) in the accompanying consolidated income statement.

    The Company's consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and classified as non-current and included as a component of 'Other income, net' (see Note 19) in the accompanying consolidated income statements consisted of the following components (in thousands):

                                                           1999     2000     2001
                                                           ----     ----     ----
MCM Capital Group, Inc., at equity.......................  $(147)  $(2,099)  $  (7)
Limited partnerships and limited liability companies, at
  equity.................................................    157      (208)   (214)
                                                           -----   -------   -----
                                                           $  10   $(2,307)  $(221)
                                                           -----   -------   -----
                                                           -----   -------   -----

    The equity in the earnings (losses) of investees included in 'Other income, net' in the table above excludes the equity in the income or loss of 280 KPE and EBT Holding Company, LLC ('EBT'), investment limited liability companies, which is included in 'Investment income, net' (see Note 17) in the accompanying consolidated income statements.

    During 1999 and 2000 the Company's investment in MCM exceeded its interest in the underlying equity in the net assets of MCM. The Company recorded amortization of such excess of $113,000 and $107,000 in 1999 and 2000, respectively, which is included in the equity in losses of MCM. After the write-down of the

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

Company's investment in MCM at December 31, 2000 (see below), the Company's underlying equity in MCM's net assets exceeded its investment in MCM until MCM had a stockholders' deficit.

    The Company and certain of its present and former officers have invested in MCM with the Company owning 8.4% and the present and former officers, including entities controlled by them, owning 19.3% (see Note 24) as of December 30, 2001. MCM is a financial services company specializing in the collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. On July 14, 1999 MCM consummated an initial public offering (the 'MCM IPO') of 2,250,000 shares of its common stock resulting in a decrease in the Company's percentage ownership interest to its 8.4% as of December 30, 2001 from 12.2%. The Company recorded a non-cash gain as a result of the MCM IPO of $1,188,000 reported as 'Gain on sale of businesses' in the accompanying consolidated income statement in 1999.

    As of December 31, 2000, the Company reduced its investment in MCM by $2,047,000 to the fair market value of the MCM common stock of $.33 per share, or $2.89 per share less than the Company's then carrying value. The MCM common stock had traded at depressed levels throughout the second half of 2000 ranging from $.13 to $.88 per share and MCM had encountered cash flow and liquidity difficulties. As a result, the Company had deemed the loss on its investment in MCM to be other than temporary. During 2001, the investment in MCM was reduced to zero due to losses of MCM which resulted in the Company recording its equity in the losses of MCM as a reduction of the unrealized gain on a retained interest of MCM which had been included in accumulated other comprehensive income (see Note 5).

    The Company and certain of its officers and employees have co-invested in EBT with the Company owning 18.6% and the officers and employees owning 56.4% (see Note 24) as of December 30, 2001. EBT has as its only operating asset an investment in the non-cumulative preferred stock of EBondTrade.com, Inc. ('Ebondtrade'), an online municipal bond trading business. The Company accounts for its investment in EBT in accordance with the Equity Method; however, EBT's investment in Ebondtrade is accounted for in accordance with the Cost Method. Accordingly, the Company had no equity in the earnings or losses of EBT in 1999 and had equity in the earnings of EBT of only $9,000 and $8,000 in 2000 and 2001, respectively. EBT also had a note receivable from Ebondtrade dated January 5, 2000 which was collected in November 2001.

    The Company and certain of its officers have co-invested in 280 KPE with the Company owning 25.3% and the officers owning 74.7% (see Note 24) as of December 30, 2001. 280 KPE's only asset is a 38.6% interest in Clarion KPE Investors, LLC ('Clarion') which owns the non-cumulative preferred stock of KPE, Inc. ('KPE') and has invested in a co-investment fund (the 'Co-Investment Fund') in other entities with KPE. Prior to March 2000 and since November 1999, the Company had owned the entire 38.6% interest in Clarion directly. In March 2000 the Company effectively sold to certain of its officers 74.7% of its interest in Clarion. The Company accounts or accounted for its investment in 280 KPE and formerly its direct investment in Clarion in accordance with the Equity Method. 280 KPE also accounts for its investment in Clarion in accordance with the Equity Method. However, the only operating assets of Clarion are its investments in KPE and the Co-Investment Fund, both of which are accounted for in accordance with the Cost Method, although Clarion incurs certain minimal administrative expenses. Accordingly, the Company's equity in losses of Clarion from November 1999 to March 2000 and of 280 KPE from March 2000 through December 30, 2001 amounted to $21,000, $33,000 and none in 1999, 2000 and in 2001, respectively. KPE and the underlying investments in the Co-Investment Fund encountered operating, cash flow and liquidity difficulties and became worthless in 2001. During 2001, the Company reduced its investment in 280 KPE by $270,000 representing (1) the Company's release from liability for its future investment obligations to 280 KPE since 280 KPE is terminating its operations and (2) the returns of funds not invested by the Co-Investment Fund. Accordingly, the Company recognized an unrealized loss of $435,000 in 2001 deemed to be other than temporary.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

SUMMARY UNAUDITED FINANCIAL INFORMATION OF EQUITY INVESTMENTS

    The following is a summary of the carrying value of the Company's aggregate Equity Investments (in thousands):

                                                                 YEAR-END
                                                              ---------------
                                                               2000     2001
                                                               ----     ----
Current (see Note 5)........................................  $1,972   $8,797
Non-current.................................................   1,836      279
                                                              ------   ------
                                                              $3,808   $9,076
                                                              ------   ------
                                                              ------   ------

    Presented below is summary unaudited information as to assets, liabilities, equity and results of operations for the Company's Equity Investments, including those included in other short-term investments (see Note 5), as of December 31, 2000 and for the years ended December 31, 1999 and 2000, the year ends of such investments. Summary unaudited information is not presented as of and for the year ended December 30, 2001 because the Company's Equity Investments are no longer significant to the Company's consolidated total assets or consolidated income from continuing operations before income taxes in 2001. The Company's Equity Investments include MCM, a financial services company as described above, entities that developed and operated golf courses and several investment limited partnerships and limited liability companies, including EBT and 280 KPE, which generally invest in diversified portfolios of securities. As such, the summary balance sheet and statement of operations information presented below combines assets, liabilities, revenues and expenses which vary greatly in nature and are taken from certain balance sheets which do not distinguish between current and long-term assets and liabilities. In addition, certain entities included in 1999 are not included in 2000 since they were either sold or are no longer accounted for under the equity method. Revenues relate to the operations of golf courses as well as operating revenues of the financial services company. Investment income, net relates to the investment entities. The summary unaudited information is as follows (in thousands):

                                                              YEAR-END
                                                                2000
                                                                ----
Assets, liabilities and equity information:
    Short-term investments..................................  $ 28,442
    Investment in receivables portfolios....................    57,585
    Properties of golf courses..............................    69,102
    Other assets............................................    64,321
                                                              --------
                                                              $219,450
                                                              --------
                                                              --------
    Securities sold with an obligation to purchase..........  $  4,899
    Long-term debt..........................................   116,602
    Other liabilities.......................................    30,352
    Partners' capital/Members' capital/Stockholders'
      equity................................................    67,597
                                                              --------
                                                              $219,450
                                                              --------
                                                              --------

                                                               1999       2000
                                                               ----       ----
Results of operations information:
    Revenues................................................  $37,185   $ 49,098
    Investment income (loss), net...........................   60,236    (13,121)
    Income (loss) before income taxes.......................   61,152    (53,491)
    Net income (loss).......................................   63,065    (46,234)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(9) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                              YEAR-END
                                                         -------------------
                                                           2000       2001
                                                           ----       ----
Insured securitization notes bearing interest at 7.44%
  having expected repayments through 2011, net of
  unamortized original issue discount of $33 as of
  December 30, 2001 (a)................................  $288,743   $273,957
Secured bank term loan bearing interest effectively at
  6.8% as of December 31, 2001 due through 2008 (b)....     --        21,515
Secured promissory note bearing interest at 8.95% due
  through 2006 (c).....................................    16,577     15,021
Mortgage and equipment notes payable to FFCA Mortgage
  Corporation bearing interest at a weighted average
  rate of 10.38% as of December 30, 2001 due through
  2016 (d).............................................     3,415      3,230
                                                         --------   --------
        Total debt.....................................   308,735    313,723
        Less amounts payable within one year...........    17,017     24,768
                                                         --------   --------
                                                         $291,718   $288,955
                                                         --------   --------
                                                         --------   --------

    Aggregate annual maturities of long-term debt were as follows as of December 30, 2001 (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                  ------
2002......................................................  $ 24,768
2003......................................................    25,869
2004......................................................    27,617
2005......................................................    29,531
2006......................................................    36,369
Thereafter................................................   169,602
                                                            --------
                                                             313,756
Less unamortized original issue discount..................        33
                                                            --------
                                                            $313,723
                                                            --------
                                                            --------

---------

 (a) The Company, through Arby's Trust, issued insured non-recourse securitization notes (the 'Securitization Notes') in the principal amount of $290,000,000, with a discounted amount of $289,963,000, on November 21, 2000. In connection with the issuance of the Securitization Notes, the Company incurred $12,982,000 ($12,445,000 estimated as of December 31,
     2000) of fees and expenses which are included, net of amortization, in 'Deferred costs and other assets' in the accompanying consolidated balance sheets (see Note 6).

     The remaining principal amount of the Securitization Notes of $273,990,000 as of December 30, 2001 is due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture (the 'Indenture') pursuant to which the Securitization Notes were issued, the Company currently estimates it will repay $19,187,000 in 2002 with increasing annual payments to $37,377,000 in 2011 in accordance with a targeted principal payment schedule. The table of annual maturities of long-term debt above reflects these targeted payments. Available funds to Arby's Trust to pay principal on the Securitization Notes are franchise fees, royalties and other payments received by Arby's Trust pursuant to substantially all of the Company's franchising agreements (the 'Franchising Agreements') after payment of (1) operating expenses of Arby's Trust, (2) servicing fees
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(footnotes continued from previous page)

     payable to Arby's and one of its subsidiaries to cover the costs of administering the Franchising Agreements, (3) insurance premiums related to insuring the payment of principal and interest on the Securitization Notes and (4) interest on the Securitization Notes. Any remaining cash (the 'Remaining Cash') is available for distribution by Arby's Trust to its parent (see discussion below) as long as Arby's Trust meets the minimum debt service coverage ratio, as defined under the Indenture. Such requirement is currently 1.3:1 subject to increases to a maximum of 1.7:1, based upon 75% of the highest previously-reported ratio. The actual debt service coverage ratio is based on the preceding four calendar months of activity and was 1:6:1 as of December 30, 2001. The Securitization Notes are subject to mandatory redemption to the extent of the Remaining Cash if the debt service coverage ratio is less than 1.2:1 but greater than 1.1:1, until such time as the ratio exceeds 1.2:1 for six consecutive months. If the debt service coverage ratio falls below or equal to 1.1:1, then all funds in the cash equivalent reserve account ($30,567,000 as of December 30, 2001 included in 'Restricted cash equivalents' in the accompanying consolidated balance sheet -- see Note 7) and all Remaining Cash must be used for mandatory redemption of the Securitization Notes until they have been repaid in full. The Securitization Notes are redeemable by Arby's Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets of Arby's Trust with an aggregate net book value of $47,753,000 as of December 30, 2001 consisting of cash and cash equivalents of $9,421,000, the cash equivalent reserve account of $30,567,000 referred to above and royalty receivables of $7,765,000.

     The Indenture contains various covenants with respect to Arby's Trust which
     (1) require periodic financial reporting, (2) require meeting the debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. Arby's Trust was in compliance with all of such covenants as of December 30, 2001. As of December 30, 2001 Arby's Trust had no amounts available for the payment of distributions through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payments to Triarc or, to the extent of any excess, make distributions to Triarc through Triarc Acquisition. However, $838,000 became available for the payment of such distributions by Arby's Trust as of December 31, 2001.

 (b) In July 2001 the Company entered into a $22,590,000 secured bank term loan (the 'Bank Term Loan'). The remaining principal amount of the Bank Term Loan of $21,515,000 as of December 30, 2001 is due $3,227,000 in each year through 2007 and $2,153,000 in 2008. The Bank Term Loan bears interest at variable rates (3.99% as of December 30, 2001), determined at the Company's option, at the prime rate or the one-month London Interbank Offered Rate ('LIBOR') plus 1.85%, reset monthly. The Company also entered into an interest rate swap agreement (the 'Swap Agreement') on the Bank Term Loan which commenced August 1, 2001 whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see
     Note 10). Obligations under the Bank Term Loan are secured by an airplane with a net book value of $23,407,000 as of December 30, 2001.

 (c) The Company assumed an $18,000,000 secured promissory note (the 'Promissory Note') in connection with its acquisition of 280 Holdings, LLC (see
     Note 24) on January 19, 2000. The remaining principal amount of the Promissory Note of $15,021,000 as of December 30, 2001 is due $1,701,000 in 2002 with increasing annual payments to $7,204,000 in 2006. The Promissory
     Note is secured by an airplane with a net book value of $29,963,000 as of December 30, 2001.
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(footnotes continued from previous page)

 (d) The Company remains liable for $3,230,000 of mortgage and equipment notes payable to FFCA Mortgage Corporation as of December 30, 2001, of which it is a co-obligor for notes aggregating $487,000 as of December 30, 2001. In addition, Triarc has guaranteed obligations under an aggregate $54,682,000 of mortgage and equipment notes which were assumed by affiliates of RTM, Inc. ('RTM'), the largest franchisee in the Arby's system, in connection with the May 1997 sale of all of the 355 then company-owned restaurants (the 'Restaurant Sale'), of which approximately $47,000,000 and $44,000,000 were outstanding as of December 31, 2000 and December 30, 2001, respectively, assuming RTM has made all scheduled payments through such dates.

(10) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments, excluding those that may be settled in its own stock and, accordingly, not affected by SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' during 2001 are (1) the conversion component of short-term investments in convertible debt securities which are accounted for as trading securities and had an aggregate carrying value of $2,665,000 as of December 30, 2001, (2) put and call options on equity and corporate debt securities which are accounted for as trading securities and
(3) the Swap Agreement entered into during 2001 (see Note 9 and below). The Company enters into convertible debt and put and call derivatives as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with other investments, including convertible debt securities and put and call options. The Swap Agreement effectively establishes a fixed interest rate on the variable-rate Bank Term Loan, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the Swap Agreement, the fair market value of the Swap Agreement and the embedded written call option netted to zero but, as interest rates either increase or decrease, the fair market values of the Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount. As of December 30, 2001, the net fair market value of the Swap Agreement and embedded written call option had changed to a payable position of $651,000, resulting in a $651,000 charge included in 'Interest expense' in the accompanying consolidated income statement for 2001 with a corresponding liability in 'Deferred income and other liabilities' in the accompanying consolidated balance sheet as of December 30, 2001.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments for which the disclosure of fair values is required were as follows (in thousands):

                                                          YEAR-END
                                          -----------------------------------------
                                                 2000                  2001
                                          -------------------   -------------------
                                          CARRYING     FAIR     CARRYING     FAIR
                                           AMOUNT     VALUE      AMOUNT     VALUE
                                           ------     -----      ------     -----
Assets:
    Cash and cash equivalents...........  $596,135   $596,135   $506,461   $506,461
    Short-term investments excluding
      Equity Investments (Note 5).......   312,045    320,003    144,604    152,876
    Restricted cash equivalents (Note
      7)................................    32,684     32,684     32,506     32,506
    Non-current Cost Investments (Note
      8) for which it is:
      Practicable to estimate fair
        value...........................     4,849      5,018     29,725     34,769
      Not practicable...................     4,910      --        12,070      --
Liabilities:
    Long-term debt, including current
      portion (Note 9):
      Securitization Notes..............   288,743    297,530    273,957    289,052
      Bank Term Loan....................     --         --        21,515     21,515
      Promissory Note...................    16,577     17,193     15,021     15,962
      Mortgage and equipment notes......     3,415      3,758      3,230      3,518
                                          --------   --------   --------   --------
        Total long-term debt............   308,735    318,481    313,723    330,047
                                          --------   --------   --------   --------
    Securities sold with an obligation
      to purchase (Note 5)..............    14,129     14,129     17,384     17,384
    Deferred compensation payable to
      related parties (Notes 15 and
      24)...............................    22,500     22,500     24,356     24,356
    Swap Agreement (Note 10)............     --         --           651        651
    Written call option on Triarc's
      common stock (Note 13)............       823        823         30         30
    Forward Purchase Obligation (Notes 4
      and 13)...........................    43,843     43,843      --         --

    The carrying amounts of cash and cash equivalents and restricted cash equivalents approximated fair value due to the short-term maturities of the cash equivalents. The fair values of short-term investments including securities sold with an obligation to purchase but excluding Equity Investments are based on quoted market prices or statements of account received from investment managers or from the investees which are principally based on quoted market or brokered/dealer prices and are set forth in Note 5. The fair values of the Company's non-current investments for which it is practicable to estimate fair value, consisting of those investments held in deferred compensation trusts and certain other non-current Cost Investments, are almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or brokered/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or brokered/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or equity investees in valuing those securities. The Company also has non-marketable Cost Investments in equity securities for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises. The fair values of the Securitization Notes, the Promissory Note and the mortgage and equipment notes are determined by discounting the future scheduled payments using an interest rate

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations. The fair value of the Bank Term Loan approximated the carrying value due to the frequent reset, on a monthly basis, of the floating interest rate. The carrying amount of the deferred compensation payable to related parties is equal to the fair value of the underlying investments held by the Company in the related trusts which may be used to satisfy such payable in full. The carrying amount of the Swap Agreement is equal to its fair value which was based on a quote provided by the bank counterparty. The carrying amount of the written call option on Triarc's common stock is equal to its fair value which was determined by independent third-party consultants using the Black-Scholes option pricing model. The Black-Scholes option pricing model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the written call option on Triarc's common stock has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the Company, the existing models do not necessarily provide a reliable single measure of the fair value of the written call option. The carrying amount of the Company's Forward Purchase Obligation for its common stock approximated fair value as of December 31, 2000 since it was of a relatively short duration, having been repaid in August 2001. Since the carrying amount of accounts receivable and payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts payable and accrued expenses, the presentation of such items is not required in the table above.

(12) INCOME TAXES

    Income from continuing operations before income taxes consisted of the following components (in thousands):

                                                        1999      2000      2001
                                                        ----      ----      ----
Domestic.............................................  $24,763   $ 2,334   $17,672
Foreign..............................................       91      (123)      (10)
                                                       -------   -------   -------
                                                       $24,854   $ 2,211   $17,662
                                                       -------   -------   -------
                                                       -------   -------   -------

    The provision for income taxes from continuing operations consisted of the following components (in thousands):

                                                        1999      2000      2001
                                                        ----      ----      ----
Current:
    Federal..........................................  $ 1,847   $(1,164)  $ 7,341
    State............................................    2,681     3,465     2,140
    Foreign..........................................      363       322       269
                                                       -------   -------   -------
                                                         4,891     2,623     9,750
                                                       -------   -------   -------
Deferred:
    Federal..........................................    2,389    10,377      (569)
    State............................................     (128)     (632)     (485)
                                                       -------   -------   -------
                                                         2,261     9,745    (1,054)
                                                       -------   -------   -------
        Total........................................  $ 7,152   $12,368   $ 8,696
                                                       -------   -------   -------
                                                       -------   -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

    The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2000       2001
                                                                ----       ----
Current deferred income tax benefit (liability):
    Accrued compensation and related benefits...............  $  7,229   $  7,574
    Investment write-downs for unrealized losses on
      marketable securities deemed other than temporary.....     1,971      1,095
    Accrued liabilities of SEPSCO discontinued operations
      (Note 20).............................................     1,142      1,095
    Allowance for doubtful accounts.........................       456        587
    Closed facilities reserves..............................       309        203
    Investment limited partnerships basis differences.......    (2,313)      (713)
    Unrealized gains, net, on available-for-sale and trading
      securities and securities sold with an obligation to
      purchase (Note 5).....................................    (1,429)      (439)
    Other, net..............................................     2,294      2,093
                                                              --------   --------
                                                                 9,659     11,495
                                                              --------   --------
Non-current deferred income tax benefit (liability):
    Gain on sale of propane business........................   (37,003)   (37,003)
    Investment in propane business other basis
      differences...........................................   (15,925)   (11,286)
    Reserve for contingencies and other tax matters, net....   (15,161)   (15,148)
    Accelerated depreciation................................    (2,700)    (6,834)
    Investment write-downs for unrealized losses on
      non-current investments deemed other than temporary...     --           734
    Other, net..............................................       867        (69)
                                                              --------   --------
                                                               (69,922)   (69,606)
                                                              --------   --------
                                                              $(60,263)  $(58,111)
                                                              --------   --------
                                                              --------   --------

    The decrease in the net deferred income tax liability from $60,263,000 at December 31, 2000 to $58,111,000 at December 30, 2001, or a decrease of $2,152,000, exceeds the 2001 benefit for deferred income taxes of $1,054,000. The difference of $1,098,000 is principally due to the recognition of deferred tax benefit resulting from the net decrease in the unrealized gains on available-for-sale securities (see Note 5) included as a component of comprehensive income.

    The difference between the reported provision for income taxes and the provision that would result from applying the 35% Federal statutory rate to the income from continuing operations before income taxes is reconciled as follows (in thousands):

                                                          1999      2000      2001
                                                          ----      ----      ----
Income tax provision computed at Federal statutory
  rate.................................................  $ 8,699   $   774   $6,182
Increase (decrease) in Federal tax provision resulting
  from:
    Non-deductible compensation........................    1,509     9,702    1,131
    State income taxes, net of Federal income tax
      benefit..........................................    1,659     1,841    1,076
    Amortization of non-deductible Goodwill............      287       284      284
    Reversal of provision for income tax
      contingencies....................................   (5,127)    --        --
    Other, net.........................................      125      (233)      23
                                                         -------   -------   ------
                                                         $ 7,152   $12,368   $8,696
                                                         -------   -------   ------
                                                         -------   -------   ------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

    During 1999, the IRS completed its examination of the Company's Federal income tax returns for the years ended April 30, 1989 through April 30, 1992 (the '1989 through 1992 Examinations') and the Company reached a final settlement with the IRS relating thereto. During 1999, the IRS also tentatively completed its examination of the Company's Federal income tax returns for the year ended April 30, 1993 and eight-month transition period ended December 31, 1993 (the '1993 Examinations') and during 2000 the Company reached a final settlement with the IRS relating thereto. The liabilities for such settlements, including interest thereon, had principally been provided for in years prior to 1999. As a result of the then completion of the 1989 through 1992 Examinations and the tentative completion of the 1993 Examinations in 1999, the Company determined that it had excess income tax reserves and interest accruals relating to continuing operations of $5,127,000 and $3,052,000, respectively, and, accordingly, released such amounts as reductions of the 'Provision for income taxes' and 'Interest expense,' respectively, in 1999. The Company's Federal income tax returns subsequent to the 1993 Examinations are not currently under examination by the IRS. However, should taxes or interest, if any, be assessed as the result of any Federal or state examinations through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $4,984,000 of the resulting income tax or associated interest, if any, relating to the operations of Snapple Beverage Group and Royal Crown.

(13) STOCKHOLDERS' EQUITY

Class A Common Stock

    The Company's class A common stock (the 'Class A Common Stock') has one vote per share. There were no changes in the 100,000,000 shares authorized and the 29,550,663 shares issued of Class A Common Stock throughout 1999, 2000 and 2001.

Class B Common Stock

    In October 2001, the Company authorized 100,000,000 shares of a new class B common stock (the 'Class B Common Stock'), none of which have been issued through December 30, 2001, and eliminated and effectively canceled the previously authorized 25,000,000 shares of its former non-voting class B common stock (the 'Former Class B Common Stock'). The voting rights of the Class B Common Stock will not be determined until an issuance thereof. All outstanding shares of the Former Class B Common Stock, which were held by affiliates of Victor Posner (the 'Posner Entities'), had been repurchased by the Company, as disclosed in more detail below under 'Treasury Stock.' Victor Posner was a former Chairman and Chief Executive Officer of Triarc prior to May 1993. As a result of the effective cancellation of the 5,997,622 shares of the Former Class B Common Stock, the Company recorded an entry within stockholders' equity which reduced 'Common stock' by $600,000, 'Additional paid-in capital' by $83,211,000, 'Retained earnings' by $43,325,000 and 'Common stock held in treasury' by $127,136,000.

Preferred Stock

    The Company increased the number of authorized preferred shares to 100,000,000 in October 2001 from 25,000,000, none of which were issued throughout 1999, 2000 and 2001. The authorized preferred stock previously included 5,982,866 shares designated as redeemable preferred stock until such shares were retired on August 20, 2001. As a result, all of the authorized 100,000,000 shares of preferred stock are undesignated.

Treasury Stock

    A summary of the changes in the number of shares of Class A Common Stock and Former Class B Common Stock held in treasury is as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

                                          1999                2000                2001
                                    -----------------   -----------------   -----------------
                                              FORMER              FORMER              FORMER
                                    CLASS A   CLASS B   CLASS A   CLASS B   CLASS A   CLASS B
                                    -------   -------   -------   -------   -------   -------
Number of shares at beginning of
  year............................   6,251      --       9,773     1,999     9,224     3,998
Common shares acquired from Posner
  Entities (a)....................    --       1,999      --       1,999      --       1,999
Common shares acquired in open
  market transactions.............     295      --        --        --         300      --
Common shares acquired from
  certain officers and a director
  of the Company (b)..............    --        --       1,046      --        --        --
Common shares acquired in
  connection with a tender
  offer (c).......................   3,805      --        --        --        --        --
Common shares retired (d).........    --        --        --        --        --      (5,997)
Common shares issued from treasury
  upon exercise of stock
  options.........................    (572)     --      (1,585)     --        (323)     --
Common shares issued from treasury
  for director fees...............      (6)     --          (9)     --          (7)     --
Other.............................    --        --          (1)     --        --        --
                                     -----     -----    ------     -----     -----    ------
Number of shares at end of year...   9,773     1,999     9,224     3,998     9,194      --
                                     -----     -----    ------     -----     -----    ------
                                     -----     -----    ------     -----     -----    ------

---------

 (a) In August 1999 Triarc entered into a contract to repurchase in three separate transactions the 5,997,622 shares of the Former Class B Common Stock then held by the Posner Entities for an aggregate of $127,050,000. Triarc completed the purchases of 1,999,208, 1,999,207 and 1,999,207 shares of Former Class B Common Stock (the 'Class B Repurchases') on August 19, 1999, August 10, 2000 and August 10, 2001, respectively. The August 19, 1999 Class B Repurchase was for an aggregate of $40,864,000 at a price of $20.44 per share, which was the fair market value of the Class A Common Stock at the time the transaction was negotiated. The August 10, 2000 and August 10, 2001 Class B Repurchases were for an aggregate of $42,343,000 and $43,843,000, respectively, at negotiated prices of $21.18 and $21.93 per share, respectively, plus expenses of $30,000 for the August 10, 2000 repurchase. The obligation of $43,843,000 outstanding as of December 31, 2000 for the then unpurchased Former Class B Common Stock was recorded by the Company as 'Forward purchase obligation for common stock' with an equal offsetting reduction to the 'Common stock to be acquired' component of 'Stockholders' equity.'

 (b) During December 2000 the Company repurchased 1,045,834 shares of its Class A Common Stock from certain of its officers and a director for an aggregate cost of $25,942,000 (see discussion below).

 (c) On April 27, 1999 the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share in connection with a tender offer (the 'Tender Offer') for an aggregate cost of $70,051,000, including fees and expenses of $609,000.

 (d) On October 25, 2001, all of the previously authorized 25,000,000 shares of the Former Class B Common Stock were eliminated and effectively canceled (see discussion above), which effectively retired all 5,997,622 shares of the Former Class B Common Stock then held in treasury.

Written Call Option

    Although Cadbury assumed the Debentures and the Company was released as an obligor, the Debentures remain convertible into shares of the Company's Class A Common Stock. The Debentures are convertible at a conversion rate of 9.465 shares per $1,000 principal amount at maturity, which represents a conversion price of $37.70 per share of Class A Common Stock as of December 30, 2001. The conversion price increases through

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

2018 at an annual rate of 6.5% compounded semiannually. Should a Debenture holder elect to convert a Debenture into the Company's Class A Common Stock, Cadbury may, but is not required to, cause the Company to issue such shares, effectively establishing a written call option on the Company's Class A Common Stock (the 'Written Call Option'). Should the Company be required to issue Class A Common Stock upon any conversion, the Company would be compensated for the accreted value of each of the Debentures converted which, as of December 30, 2001, would have been $37.70 for each share issued upon any conversion. Accordingly, the Written Call Option would be settled by physical delivery of the Company's Class A Common Stock. As of December 30, 2001, the conversion of all of the Debentures, assuming that subsequent to October 25, 2000 none have been redeemed by Cadbury and no Debenture holder has converted without the Company issuing the related shares, would result in the issuance of 3,407,000 shares of Class A Common Stock. The Debentures are redeemable by Cadbury commencing February 9, 2003 and Cadbury has agreed to use their best efforts to so redeem the Debentures. The fair value of the Written Call Option of $1,476,000 as of October 25, 2000 was recorded as a reduction of the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 20) in the year ended December 31, 2000. The fair value of the Written Call Option of $823,000 and $30,000 as of December 31, 2000 and December 30, 2001, respectively, was reported as a liability included in 'Deferred income and other liabilities' in the accompanying consolidated balance sheets with the reduction in the fair value of the Written Call Option of $653,000 from October 25, 2000 to
December 31, 2000 and $793,000 during 2001 reported as a component of 'Other income, net' (see Note 19). The fair value of the Written Call Option was determined by independent third-party consultants using the Black-Scholes option pricing model.

Stock-Based Compensation

    The Company maintains or maintained several equity plans (the 'Equity Plans') which collectively provide or provided for the grant of stock options to certain officers, key employees, consultants and non-employee directors and shares of Class A Common Stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. There remain 1,406,457 shares available for future grants under the Equity Plans as of December 30, 2001.

    A summary of changes in outstanding stock options under the Equity Plans is as follows:

                                                                                WEIGHTED AVERAGE
                                              OPTIONS         OPTION PRICE        OPTION PRICE
                                              -------         ------------        ------------
    Outstanding at January 3, 1999.........   9,173,313      $6.39 - $30.00          $17.53
    Granted during 1999 (a)................   2,221,000    $16.875 - $21.5625        $17.65
    Exercised during 1999..................    (571,750)     $6.39 - $21.00          $12.98
    Terminated during 1999.................    (210,998)    $10.125 - $27.00         $18.17
                                             ----------
    Outstanding at January 2, 2000.........  10,611,565      $6.39 - $30.00          $17.78
    Granted during 2000 (a)................   1,018,000    $19.00 - $25.4375         $25.17
    Exercised during 2000..................  (1,584,545)    $6.39 - $23.3125         $14.31
    Stock options settled for cash or on a
      net share basis (b)..................    (868,755)   $10.125 - $23.6875        $16.60
    Terminated during 2000.................    (257,847)    $10.125 - $27.00         $19.55
                                             ----------
    Outstanding at December 31, 2000.......   8,918,418     $10.125 - $30.00         $19.31
    Granted during 2001 (a)................     912,500     $24.60 - $26.15          $24.69
    Exercised during 2001..................    (323,334)   $10.125 - $24.125         $17.56
    Stock options surrendered by the
      Executives (see Note 24).............    (775,000)        $20.125              $20.13
    Terminated during 2001.................    (143,000)   $16.875 - $26.4375        $23.35
                                             ----------
    Outstanding at December 30, 2001.......   8,589,584     $10.125 - $30.00         $19.81
                                             ----------
                                             ----------

                                                        (footnotes on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(footnotes from previous page)

 (a) The weighted average grant date fair values of stock options granted under the Equity Plans during 1999, 2000 and 2001, all of which were granted at exercise prices equal to the market price of the stock on the grant date, were $7.92, $11.37 and $8.12, respectively.

 (b) Includes 856,169 stock options held by the employees of Snapple Beverage Group and Royal Crown who chose to surrender these options prior to the Snapple Beverage Sale (see discussion below).

    A summary of exercisable stock options under the Equity Plans is as follows:

                                                                                WEIGHTED AVERAGE
                                                OPTIONS        OPTION PRICE       OPTION PRICE
                                                -------        ------------       ------------
    January 2, 2000..........................   4,220,877     $6.39 - $30.00         $15.96
    December 31, 2000........................   3,468,671    $10.125 - $30.00        $17.16
    December 30, 2001........................   3,921,423    $10.125 - $30.00        $17.79

    The following table sets forth information relating to stock options outstanding and stock options exercisable at December 30, 2001 under the Equity
Plans:

                        STOCK OPTIONS OUTSTANDING                               STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------   -------------------------------
                            OUTSTANDING AT      WEIGHTED       WEIGHTED      OUTSTANDING AT      WEIGHTED
                               YEAR-END      AVERAGE YEARS      AVERAGE         YEAR-END          AVERAGE
       OPTION PRICE              2001          REMAINING     OPTION PRICE         2001         OPTION PRICE
       ------------              ----          ---------     ------------         ----         ------------
$10.125 - $13.375.........    1,061,169           3.9           $11.19          1,061,169         $11.19
$16.25 - $17.75...........      954,665           7.7           $17.47            583,003         $17.48
$18.00 - $20.00...........    1,118,000           1.7           $18.14          1,094,000         $18.12
$20.125...................    2,725,000           2.3           $20.13            --              $--
$20.375 - $24.75..........    1,676,500           7.7           $23.59            803,332         $22.58
$25.00 - $30.00...........    1,054,250           8.9           $25.53            379,919         $25.63
                              ---------                                         ---------
                              8,589,584           4.9                           3,921,423
                              ---------                                         ---------
                              ---------                                         ---------

    Stock options under the Equity Plans generally have maximum terms of ten years and vest ratably over periods not exceeding five years from date of grant. However, an aggregate 2,725,000 stock options outstanding at December 30, 2001 granted on April 21, 1994 to the Executives at an exercise price of $20.125 per option vest on October 21, 2003.

    Stock options under the Equity Plans are generally granted at the fair market value of the Class A Common Stock at the date of grant. However, options granted in March 1997 included 1,331,000 options issued at a weighted average option price of $12.70 which was below the $14.82 weighted average fair market value of the Class A Common Stock on the respective dates of grant (based on the closing price on such dates), resulting in aggregate unearned compensation, representing the initial intrinsic value, of $2,823,000 reported in the 'Unearned compensation' component of 'Stockholders' equity.' Such unearned compensation was being amortized as compensation expense over the applicable vesting period of one to three years through March 2000. During 1999 and 2000, $388,000 and $61,000, respectively, of compensation was credited to 'Unearned compensation,' of which $298,000 and $49,000 relating to employees of Triarc and Arby's was charged to 'General and administrative' during 1999 and 2000, respectively, and $90,000 and $12,000, relating to employees of Snapple Beverage Group, Royal Crown and, in 1999, the Propane Partnership was reported in the 'Loss from operations' component of 'Total income from discontinued operations' during 1999 and 2000, respectively.

    During December 2000, certain of the Company's officers and a director exercised stock options under the Equity Plans and the Company repurchased the 1,045,834 shares of its Class A Common Stock received by these individuals upon such exercises on the respective exercise dates. Since such shares of Class A Common Stock were repurchased within six months after exercise of the related stock options, the Company recognized

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

aggregate compensation cost of $10,422,000 representing the excess of the market prices on the dates of purchase by the Company over the exercise prices of the underlying stock options, net of any amortization related to such stock options issued below market. Such amount was charged to 'General and administrative' with an offsetting credit to 'Additional paid-in capital.' Shares repurchased from two officers of the Company on December 29, 2000 for an aggregate cost of $7,429,000 were not settled until January 2, and 3, 2001 and, accordingly, such cost was included in 'Accounts payable' in the accompanying consolidated balance sheet as of December 31, 2000.

    During October 2000, as disclosed above, certain employees of Snapple Beverage Group and Royal Crown who held stock options for Triarc's Class A Common Stock surrendered 856,169 stock options prior to the Snapple Beverage Sale. Such option holders received an amount initially equal to the excess of $23.75 per option over the respective exercise prices of the underlying stock option, or an aggregate $6,159,000 of cash, in this settlement. Such cash payment, net of $274,000 previously amortized for stock options issued below market, or $5,885,000, has been recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement for the year ended December 31, 2000. Further, Triarc agreed to pay cash compensation to certain of these individuals for each option surrendered equal to the excess of the average of the five highest daily closing prices of Triarc's Class A Common Stock during the 90-day period following the October 25, 2000 date of the Snapple Beverage Sale over the $23.75 price used in the settlement, which aggregated $599,000, and was paid in January 2001. Since each of the five highest daily closing prices occurred during 2000, the Company recorded the liability for the full $599,000 in 2000 with an equal offsetting charge to 'General and administrative' expenses.

    During 1999, 2000 and 2001, there were certain other modifications to the vesting or exercise periods of stock options relating to certain terminated employees of the Company. Such modifications resulted in aggregate compensation of $410,000, $491,000 and $462,000 during 1999, 2000 and 2001, respectively, which was credited to 'Additional paid-in-capital' and of which (1) $64,000, $465,000 and $462,000 relating to employees of Triarc was charged to 'General and administrative' during 1999, 2000 and 2001, respectively, and (2) $346,000 relating to employees of the Propane Partnership during 1999 and $26,000 relating to employees of Snapple Beverage Group and Royal Crown during 2000 was reported in the 'Loss from operations' component of 'Total income from discontinued operations.'

    Snapple Beverage Group maintained a stock option plan (the 'Snapple Beverage Plan') which provided for the grant of options to purchase shares of Snapple Beverage Group's common stock (the 'Snapple Beverage Common Stock') to key employees, officers, directors and consultants of Snapple Beverage Group and the Company. Effective with the Snapple Beverage Sale on October 25, 2000, the Company was no longer responsible for the 149,284 then outstanding stock options under the Snapple Beverage Plan which remained the responsibility of Snapple Beverage Group under Cadbury's ownership and which at the time of the Snapple Beverage Sale had an aggregate intrinsic value of $123,638,000. A summary of changes in outstanding stock options under the Snapple Beverage Plan is as follows:

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

                                                                     WEIGHTED AVERAGE
                                     OPTIONS       OPTION PRICE        OPTION PRICE
                                     -------       ------------        ------------
Outstanding at January 3, 1999.....   145,425   $147.30 and $191.00      $168.99
Changes in options relating to
  equitable adjustments of option
  prices during 1999 discussed
  below:
    Cancellation...................  (144,675)  $147.30 and $191.00      $169.10
    Reissuance.....................   144,675   $107.05 and $138.83      $122.90
Granted during 1999................     4,850         $311.99            $311.99
Exercised during 1999..............      (500)        $107.05            $107.05
Terminated during 1999.............    (2,325)   $107.05 - $311.99       $170.72
                                     --------
Outstanding at January 2,
  2000 (a).........................   147,450    $107.05 - $311.99       $128.55
Granted during 2000................     2,501         $456.14            $456.14
Terminated during 2000.............      (667)   $138.83 - $311.99       $182.18
Stock options no longer the
  responsibility of the Company
  (see disclosure above)...........  (149,284)   $107.05 - $456.14       $133.80
                                     --------
Outstanding and exercisable at
  December 31, 2000 and December
  30, 2001.........................     --
                                     --------
                                     --------

---------

 (a) Exercisable stock options as of January 2, 2000 were 47,723 stock options at prices of $107.05 and $138.83 and a weighted average option price of $123.07.

    Stock options under the Snapple Beverage Plan were generally granted at the fair value of Snapple Beverage Common Stock at the date of grant as determined by independent appraisals. However, all 2,501 options granted in 2000 were issued at option prices below the fair market value of Snapple Beverage Common Stock on the date of grant resulting in aggregate compensation expense of $1,157,000, of which $412,000 relating to an employee of Triarc was included in 'General and administrative' and $745,000 relating to employees of Snapple Beverage Group was reported in the 'Loss from operations' component of 'Total income from discontinued operations.' The weighted average grant date fair value of the options granted during 2000 was $462.53. The weighted average grant date fair value under the Black-Scholes option pricing model of the options granted during 1999 was $222.69 for the 144,675 reissued options (see below) and $102.75 for the 4,850 newly granted options. Stock options under the Snapple Beverage Plan had maximum terms of ten years and generally vested or would have vested ratably over periods approximating three years. The options reissued in 1999 vested ratably on July 1 of 1999, 2000 and 2001.

    The Snapple Beverage Plan provided for an equitable adjustment of options in the event of a recapitalization or similar event. Effective as of May 17, 1999 the exercise prices of the Snapple Beverage Group options then outstanding that were granted prior to January 4, 1999 were equitably adjusted for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc, partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999. The exercise prices of the options granted at $147.30 per share were equitably adjusted to $107.05 per share and the options granted at $191.00 per share were equitably adjusted to $138.83 per share and a cash payment (the 'Cash Payment') of $51.34 and $39.40 per share, respectively, was due from the Company to the option holder following the exercise of the stock options and the occurrence of certain other events (collectively, the 'Cash Payment Events'). The Company accounted for the equitable adjustment of the Snapple Beverage Group stock options in accordance with the intrinsic value method. In accordance therewith, the equitable adjustment, exclusive of the Cash Payment, was considered a modification to the terms of existing stock options. For purposes of disclosure, including the determination of the pro forma compensation expense set forth below, the equitable adjustment is reflected in accordance with the fair value

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

method whereby it results in the deemed cancellation of existing options and the reissuance of new options. Compensation expense for the Cash Payment was recognized ratably over the vesting period of the stock options through the date such options were no longer the responsibility of the Company in connection with the Snapple Beverage Sale. Such compensation expense with respect to option holders who were employees of Snapple Beverage Group was charged to the 'Loss from operations' component of 'Total income from discontinued operations' and, upon the release of the Company's obligation for such Cash Payment, the release of the related accruals was reported in the 'Gain on disposal' component of 'Total income from discontinued operations.' See Note 16 for disclosure of the effect of the Cash Payment for option holders who were employees of Triarc. No compensation expense was recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under accounting principles generally accepted in the United States of America.

    As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the Class A Common Stock or the Snapple Beverage Common Stock, as applicable, at the respective dates of grant. The pro forma net income and basic and diluted income per share set forth below adjusts such data as set forth in the accompanying consolidated income statements to reflect for the Equity Plans and, through October 25, 2000, the Snapple Beverage Plan (1) compensation expense for all 1995 through 2001 stock option grants, including those granted at below market option prices, and options reissued in 1999 as a result of equitable adjustments of option prices under the Snapple Beverage Plan, based on the fair value method, (2) the reduction in compensation expense recorded in accordance with the intrinsic value method and (3) the income tax effects thereof. In 2000 the reduction in compensation expense recorded in accordance with the intrinsic value method exceeded the compensation expense based on the fair value method due to the inclusion in expense in accordance with the intrinsic value method of (a) $10,422,000 for the Company's repurchase of Class A Common Stock from certain officers and a director representing the excess of the market prices on the dates of purchase by the Company over the exercise prices of the underlying stock options and (b) $5,885,000 related to certain employees of Snapple Beverage Group and Royal Crown who surrendered 856,169 stock options for Triarc's Class A Common Stock prior to the Snapple Beverage Sale for cash, at prices in excess of the exercise prices of the underlying stock options, both as disclosed in more detail above. Such pro forma net income and basic and diluted income per share are as follows (in thousands except per share data):

                                  1999                 2000                  2001
                            -----------------   -------------------   ------------------
                               AS       PRO        AS        PRO         AS        PRO
                            REPORTED   FORMA    REPORTED    FORMA     REPORTED    FORMA
                            --------   -----    --------    -----     --------    -----
Net income................  $10,124    $1,545   $441,241   $444,625   $52,416    $46,606
Basic income per share....      .39       .06      18.99      19.14      2.44       2.17
Diluted income per
  share...................      .37       .06      18.99      19.14      2.31       2.05

    The fair value of stock options granted on the date of grant, other than stock options granted during 2000 under the Snapple Beverage Plan, was estimated using the Black-Scholes option pricing model with the weighted average assumptions set forth below. The fair value of stock options granted in 2000 under the Snapple Beverage Plan was assumed to be their intrinsic value since such options were issued shortly before the October 25, 2000 date of the Snapple Beverage Sale.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

                                                      1999         2000    2001
                                                ----------------  ------  ------
                                                        SNAPPLE
                                                EQUITY  BEVERAGE  EQUITY  EQUITY
                                                PLANS     PLAN    PLANS   PLANS
                                                -----     ----    -----   -----
Risk-free interest rate.......................  6.08%    5.69%    5.19%   4.73%
Expected option life in years.................    7       5.7       7       7
Expected volatility...........................  28.8%     N/A     32.2%   17.0%
Dividend yield................................   None     None     None    None

    The Black-Scholes option pricing model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the Company, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

(14) CORPORATE RESTRUCTURING CREDITS

    In years prior to 1999 the Company provided for corporate restructuring charges associated with the May 1997 Restaurant Sale. During 1999 the Company reversed $303,000 of remaining excess accruals to 'General and administrative' in the accompanying 1999 consolidated income statement. The components of corporate restructuring credits in 1999 and an analysis of related activity during 1999 in the corporate restructuring accrual, all of which represent cash obligations, are as follows (in thousands):

                                            BALANCE                                 BALANCE
                                          JANUARY 4,                              JANUARY 2,
                                           1999 (a)     PAYMENTS   CREDITS (b)       2000
                                           --------     --------   -----------       ----
Employee severance and related
  termination costs.....................     $573        $(457)       $(116)        $--
Employee relocation costs...............      284          (97)        (187)         --
                                             ----        -----        -----         ------
                                             $857        $(554)       $(303)        $--
                                             ----        -----        -----         ------
                                             ----        -----        -----         ------

---------

 (a) The corporate restructuring accrual as of January 4, 1999 resulted from the remaining balances from provisions in 1996 and 1997 and consisted principally of (1) employee severance and related termination costs associated with restructuring the restaurant business in connection with the Restaurant Sale and (2) employee relocation costs, which were expensed as incurred, associated with the Restaurant Sale. The severance and termination costs resulted from the termination in 1997 of 54 employees principally in finance and accounting, owned restaurant operations, marketing and human resources as well as the president and chief executive officer of Arby's.

 (b) The 1999 corporate restructuring credits resulted from relatively insignificant changes to the original estimates used in determining the related provisions for the employee relocation costs and employee severance and related termination cost components of the original corporate restructuring charges in 1996 and 1997 which aggregated $5,597,000.

(15) CAPITAL MARKET TRANSACTION RELATED COMPENSATION

    The capital market transaction related compensation results from incentive compensation directly related to the consummation of the Snapple Beverage Sale in October 2000 and the issuance of the Securitization Notes in November 2000 consisting of (1) an aggregate of $22,500,000 to the Executives which was invested in two deferred compensation trusts (the 'Deferred Compensation Trusts') for their benefit in January 2001 (see Note

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

24) and included in 'Deferred compensation payable to related parties' in the accompanying consolidated balance sheets and (2) $3,510,000 paid to other officers and employees in January 2001.

(16) CAPITAL STRUCTURE REORGANIZATION RELATED CHARGE

    As disclosed in Note 13, the Company was required to make Cash Payments for Snapple Beverage Group stock options granted prior to January 4, 1999 and outstanding as of May 17, 1999 upon the Cash Payment Events. The Cash Payment obligation relating to option holders who were employees of Triarc was recognized as 'Capital structure reorganization related charges' of $2,126,000 and $306,000 in 1999 and 2000, respectively. The 1999 charge represents the vested portion as of January 2, 2000 of the then aggregate maximum $2,592,000 cash payments to be recognized over the full vesting period. The 2000 charge represents the additional vested portion during 2000 through the date of the release of the Company's obligation for such Cash Payment as a result of the Snapple Beverage Sale. Since the obligation for the Snapple Beverage Group stock options were no longer the responsibility of the Company but remained the responsibility of Snapple Beverage Group under Cadbury's ownership, the then remaining accrual for these cash payments of $2,433,000 was released and reported in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement for 2000 (see Note
20).

(17) INVESTMENT INCOME, NET

    Investment income, net consisted of the following components (in thousands):

                                                         1999      2000      2001
                                                         ----      ----      ----
Interest income......................................  $ 12,238   $16,478   $31,796
Realized gains on sales of investment limited
  partnerships and similar investment entities.......        91    10,891       573
Realized gains on available-for-sale marketable
  securities.........................................     6,649     5,752     2,882
Realized gains on trading marketable securities......    10,771     2,190     1,650
Realized losses on securities sold and subsequently
  purchased..........................................   (11,039)   (1,295)     (202)
Unrealized gains (losses) on trading marketable
  securities.........................................     2,143    (4,848)   (2,033)
Unrealized gains (losses) on securities sold with an
  obligation to purchase.............................    (1,834)    4,527     2,180
Distributions, including dividends...................       767     1,599     1,246
Other than temporary unrealized losses (a)...........    (4,560)   (3,669)   (3,466)
Equity in the earnings (losses) of investment limited
  partnerships and similar investment entities.......     2,226      (116)       84
Investment fees......................................      (548)     (794)   (1,078)
                                                       --------   -------   -------
                                                       $ 16,904   $30,715   $33,632
                                                       --------   -------   -------
                                                       --------   -------   -------

---------

 (a) The Company recognized unrealized losses on certain marketable securities classified as available-for-sale, certain investments in limited partnerships, including 280 KPE, MCM and certain non-marketable preferred stocks deemed to be other than temporary and reduced the cost basis of those investments. Such losses were deemed to be other than temporary due to declines in the underlying economics of specific marketable equity and debt securities, MCM, 280 KPE and certain non-marketable preferred stocks or volatility in capital and lending markets.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(18) GAIN ON SALE OF BUSINESSES

    Gain on sale of businesses in 1999 and 2001 consisted of the following (in thousands):

                                                               1999    2001
                                                               ----    ----
Adjustment to prior period loss on Restaurant Sale (a)......  $ --     $500
Gain from MCM IPO (Note 8)..................................   1,188    --
                                                              ------   ----
                                                              $1,188   $500
                                                              ------   ----
                                                              ------   ----

---------

 (a) Reflects the release of sales tax accruals no longer necessary due to the expiration of statutory audit periods in connection with the Restaurant Sale that were originally provided as a component of the loss on sale of restaurants in 1997.

(19) OTHER INCOME, NET

    Other income, net consisted of the following income (expense) components (in thousands):

                                                          1999     2000      2001
                                                          ----     ----      ----
Interest income related to the Snapple Beverage
  Sale (a).............................................  $ --     $ --      $ 8,284
Interest income on note receivable from the Executives
  (Note 24)............................................    --       --          148
Other interest income..................................   1,608       686       284
Reduction in fair value of the Written Call Option
  (Note 13)............................................    --         653       793
Fees from restaurant franchisees other than royalties
  and franchise fees...................................     382       206       557
Adjustment to prior period gain on pension
  termination (b)......................................    --       --          506
Minority interest in loss of subsidiary................    --       --          252
Amortization of debt guarantee reserve.................     222       247       209
Cost of proposed acquisitions not consummated..........    (416)    --         (623)
Equity in earnings (losses) of investees (Note 8)......      10    (2,307)     (221)
Gain (loss) on lease termination.......................     651       337       (12)
Settlement of bankruptcy claims with a former affiliate
  previously written off...............................    --         859     --
Recognition of deferred gain on sale of restaurants....    --         471     --
Other income...........................................     641       357       350
Other expenses.........................................    (250)      (36)     (150)
                                                         ------   -------   -------
                                                         $2,848   $ 1,473   $10,377
                                                         ------   -------   -------
                                                         ------   -------   -------

---------

 (a) The Company received $8,284,000 of interest income on the $200,000,000 payment by Cadbury for the Tax Election (see Note 3) in accordance with a Snapple Beverage Sale tax agreement. Such interest income was recognized in 2001 when the Tax Election was made and was for the period from December 9, 2000 (45 days after the October 25, 2000 Snapple Beverage Sale date) through the date of payment of the $200,000,000 on June 14, 2001.

 (b) The Company received $1,461,000 of compensation in 2001 resulting from the demutualization of the insurance company from which a group annuity contract was purchased in July 1987 to provide for pension payments to participants in connection with the settlement of certain pension obligations associated with the termination of a pension plan effective June 1985. Of such compensation, $506,000 related to continuing operations and is included above in 'Other income, net' and $955,000 related to the discontinued operations associated with the Snapple Beverage Sale and is included, net of taxes, in the 'Gain on disposal' component of 'Total income from discontinued operations' in 2001.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(20) DISCONTINUED OPERATIONS

    On October 25, 2000, the Company consummated the Snapple Beverage Sale (see
Note 3) and, as set forth in Note 1, these beverage businesses have been accounted for as discontinued operations (the 'Beverage Discontinued Operations') in 1999 and in 2000 through the date of sale. In addition, on July 19, 1999, the Company consummated the Propane Partnership Sale (see
Note 3) and, as set forth in Note 1, the propane business has been accounted for as a discontinued operation in 1999 through the date of sale. Further, prior to 1998 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the 'SEPSCO Discontinued Operations') which have been accounted for as discontinued operations and of which there remain certain obligations not transferred to the buyers of the discontinued businesses to be liquidated and incidental properties of the refrigeration business to be sold.

    The income (loss) from discontinued operations consisted of the following (in thousands):

                                                        1999       2000      2001
                                                        ----       ----      ----
Loss from operations, plus income tax expense of
  $4,850 and $915...................................  $(10,583)  $ (8,868)  $ --
Gain on disposal, net of income taxes of $4,512,
  $226,765 and $145,533.............................    15,102    480,946    43,450
                                                      --------   --------   -------
                                                      $  4,519   $472,078   $43,450
                                                      --------   --------   -------
                                                      --------   --------   -------

    The after-tax gain on disposal of discontinued operations resulted from the following (in thousands):

                                                       1999       2000      2001
                                                       ----       ----      ----
Gain on the Snapple Beverage Sale (Note 3)..........  $ --      $480,946   $43,450
Gain on the Propane Partnership Sale (Note 3).......   11,204      --        --
Recognition of deferred gain from the 1996 Propane
  Partnership IPO...................................    1,171      --        --
Additional gain from SEPSCO Discontinued
  Operations........................................    2,727      --        --
                                                      -------   --------   -------
                                                      $15,102   $480,946   $43,450
                                                      -------   --------   -------
                                                      -------   --------   -------

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

    The additional gain during 1999 on disposal of the SEPSCO Discontinued Operations represents reductions of previously recognized losses on disposal of the SEPSCO Discontinued Operations recognized before 1999 as a result of the resolution of all remaining tax issues relating to the IRS examination of SEPSCO's tax returns for the years 1989 through 1993 and the eight-month transition period ended December 31, 1993 (see Note 12). In connection therewith, the Company recognized a $2,727,000 reduction of its previously recognized estimated disposal losses principally representing the receipt by SEPSCO of an income tax refund and the release by SEPSCO of income tax reserves no longer deemed required based on the results of such IRS examination.

    The income or loss from discontinued operations relating to Snapple Beverage Group and Royal Crown through their date of sale of October 25, 2000 and the Company's 42.7% interest in the Propane Partnership

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

through its date of sale of July 19, 1999 reflecting the Propane Partnership under the Equity Method, consisted of the following (in thousands):

                                                                1999       2000
                                                                ----       ----
Revenues and other income...................................  $775,026   $681,063
Loss before income taxes....................................    (5,733)    (7,953)
Provision for income taxes..................................    (4,850)      (915)
Net loss....................................................   (10,583)    (8,868)

    The Company's discontinued operations had a provision for income taxes despite a loss before income taxes for the years 1999 and 2000 principally due to (1) the amortization of non-deductible unamortized costs in excess of net assets of acquired companies and (2) the differing impact of the mix of pretax loss or income among the combined entities since the Company files state income tax returns on an individual company basis.

    Net current liabilities relating to discontinued operations as of December 31, 2000 and December 30, 2001 consisted of the following (in thousands):

                                                                   YEAR-END
                                                              ------------------
                                                                2000      2001
                                                                ----      ----
Accrued expenses, including accrued income taxes, of the
  Beverage Discontinued Operations..........................  $241,401   $29,067
Net liabilities of SEPSCO Discontinued Operations (net of
  assets held for sale of $234).............................     3,028     2,895
                                                              --------   -------
                                                              $244,429   $31,962
                                                              --------   -------
                                                              --------   -------

    Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations as of December 30, 2001 represent remaining liabilities payable with respect to the Beverage Discontinued Operations. The $226,765,000 provision for income taxes for 2000 included in the 'Gain on disposal' component of 'Total income from discontinued operations' consists of a current provision of $235,529,000 included in 'Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations' above, less the reversal of $8,764,000 of deferred income tax liabilities which are no longer required as a result of the Snapple Beverage Sale. The net liabilities of SEPSCO Discontinued Operations principally represents liabilities that have not been liquidated as of December 30, 2001. The Company expects that the liquidation of the remaining liabilities associated with both the Beverage Discontinued Operations and the SEPSCO Discontinued Operations as of December 30, 2001 will not have any material adverse impact on its financial position or results of operations.

    Prior to the year ended January 3, 1999, the Company recorded charges to post-acquisition transition, integration and changes to business strategies attributed to the acquisition of Snapple and Stewart's consisting of cash obligations aggregating $16,029,000 and non-cash charges aggregating $15,786,000. The components of the remaining reserves related to such charges as of January 4, 1999 and an analysis of related activity during 1999, all of which represent non-cash reserves, are as follows (in thousands):

                                                      WRITE-OFF
                                        BALANCE      OF ACCOUNTS                         BALANCE
                                      JANUARY 4,        TO BE                          JANUARY 2,
                                         1999       UNCOLLECTIBLE   ADJUSTMENTS (a)       2000
                                         ----       -------------   ---------------       ----
Additional reserve for doubtful
  accounts based on the Company's
  change in estimate of the related
  write-off to be incurred (a)......    $1,174          $(624)           $(550)          $--

                                                         (footnote on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(footnote from previous page)

 (a) In the transition following the acquisition of Snapple, the Company decided that, in order to improve its relationships with customers, it would not actively seek to collect certain past due balances, disputed amounts or amounts that were not sufficiently supportable and provided an additional reserve for doubtful accounts. The adjustment in 1999 represented a credit related to post-acquisition transition, integration and changes to business strategies included in loss before income taxes in the summary of the income from discontinued operations set forth above and resulted from changes in the estimated amount of the additional Snapple reserve for doubtful accounts from the amount originally provided by the Company.

(21) EXTRAORDINARY CHARGES

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

(22) RETIREMENT BENEFIT PLANS

    The Company maintains a 401(k) defined contribution plan (the 'Plan') covering all of the Company's employees who meet certain minimum requirements and elect to participate. Under the provisions of the Plan, employees may contribute various percentages of their compensation ranging up to a maximum of 15% (20% effective January 1, 2002), subject to certain limitations. The Plan provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof effective September 1, 1999 and up to the first 5% thereof prior thereto. In addition, the Plan provides for discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the Plan. In connection with both of these employer contributions, the Company provided as compensation expense $757,000, $924,000 and $1,004,000 in 1999, 2000 and 2001,
respectively.

    The Company maintains defined benefit plans for eligible employees through December 31, 1988 of certain subsidiaries, benefits under which were frozen in 1992. The net periodic pension cost for 1999, 2000 and 2001, as well as the accrued pension cost as of December 31, 2000 and December 30, 2001, were insignificant. As of December 31, 2000 and December 30, 2001 the actuarial present value of accumulated benefits exceeded plan assets and accrued pension liabilities resulting in a minimum pension liability of $320,000 and $233,000, respectively. The Company has no unrecognized prior service cost. Accordingly, the unrecognized pension loss in 2000 and recovery in 2001, less related deferred income taxes, has been reported as 'Unrecognized Pension Loss' and 'Recovery of Unrecognized Pension Loss,' respectively, as components of

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

comprehensive income reported in the accompanying consolidated statements of stockholders' equity (deficit) consisting of the following (in thousands):

                                                              2000    2001
                                                              ----    ----
Unrecognized pension (loss) recovery........................  $(320)  $ 87
Deferred income tax benefit (provision).....................    122    (33)
                                                              -----   ----
                                                              $(198)  $ 54
                                                              -----   ----
                                                              -----   ----

(23) LEASE COMMITMENTS

    The Company leases facilities and transportation and office equipment under operating lease agreements that do not provide for any contingent rental charges. Rental expense under operating leases consisted of the following components (in thousands):

                                                         1999     2000         2001
                                                         ----     ----         ----
Rental expense........................................  $6,568   $3,701(a)    $3,882
Less sublease rental income...........................     336      327          483
                                                        ------   ------       ------
                                                        $6,232   $3,374       $3,399
                                                        ------   ------       ------
                                                        ------   ------       ------

---------

 (a) Rental expense decreased in 2000 from 1999 since as of January 19, 2000 the Company, through its ownership of 280 Holdings, LLC, owns the airplane that had previously been leased (see Note 24).

    In connection with the Restaurant Sale, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM, although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $73,000,000 as of December 30, 2001 assuming RTM has made all scheduled payments through that date under such lease obligations) are not made by RTM. The Company's future rental payments, excluding the lease obligations assumed by RTM, and sublease rental receipts for noncancelable leases having an initial lease term in excess of one year as of December 30, 2001 are as follows (in thousands):

                                                                         SUBLEASE
                                                               RENTAL     RENTAL
FISCAL YEAR                                                   PAYMENTS   RECEIPTS
-----------                                                   --------   --------
2002........................................................  $ 3,617      $208
2003........................................................    3,221       110
2004........................................................    3,094        96
2005........................................................    2,336        96
2006........................................................    1,596        96
Thereafter..................................................    8,292        86
                                                              -------      ----
    Total minimum payments..................................  $22,156      $692
                                                              -------      ----
                                                              -------      ----

(24) TRANSACTIONS WITH RELATED PARTIES

    The Company leases a helicopter from a subsidiary of Triangle Aircraft Services Corporation ('TASCO'), a company owned by the Executives, under a dry lease which, subject to renewal, expires in September 2002. Annual rent for the helicopter was $369,000 from January 19, 2000 through September 30, 2000, and increased to $382,000 and $392,000 as of October 1, 2000 and October 1, 2001, respectively, as a result of annual cost of living adjustments (the 'COLA'). Until January 19, 2000 the Company leased an airplane in addition to the helicopter from TASCO or a subsidiary of TASCO pursuant to a dry lease for base annual rent for both aircraft, adjusted to $3,360,000 as of January 4, 1999, plus annual COLA. On January 19, 2000 the

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

Company acquired the airplane through its acquisition of 280 Holdings, LLC, a then subsidiary of TASCO which owned the airplane, for $27,210,000 consisting of cash of $9,210,000 and the assumption of the $18,000,000 Promissory Note. The purchase price was based on independent appraisals and was approved by the Company's audit committee and board of directors. Pursuant to the dry lease for both aircraft through January 19, 2000 and the dry lease for the helicopter subsequent to January 19, 2000, the Company pays the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. During 1999 the Company incurred $2,207,000 of repairs and maintenance for the aircraft, principally relating to the airplane for required inspections and overhaul of the engines and landing gear in accordance with Federal Aviation Administration standards, and $7,278,000 of capitalized improvements to the airplane. Rental expense attributable to the lease of the airplane until January 19, 2000, the lease of the helicopter and amortization of a $2,500,000 option entered into in 1997 relating to the lease amounted to $3,850,000, $574,000 and $385,000 for 1999, 2000 and 2001, respectively. On January 19, 2000 the Company was reimbursed $1,200,000 by TASCO representing the return of substantially all of the remaining unamortized amount paid for this option.

    On June 25, 1997 a class action lawsuit was filed asserting, among other things, claims relating to certain awards of compensation to the Executives in 1994 through 1997. The lawsuit was settled effective March 1, 2001 whereby
(1) the case was dismissed with prejudice, (2) the Company received an interest-bearing note (the 'Executives' Note') from the Executives, in the aggregate amount of $5,000,000, receivable in three equal installments due
March 31, 2001, 2002 and 2003 and (3) as set forth in Note 13, the Executives surrendered an aggregate of 775,000 stock options awarded to them in 1994. The Company recorded the $5,000,000 during 2001 as a reduction of compensation expense included in 'General and administrative' in the accompanying consolidated income statement for the year ended December 30, 2001, since the settlement effectively represents an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum. The interest rate was adjusted on April 2, 2001 to 4.92% per annum and will be adjusted on April 1, 2002 by the difference, if any, between the one-month LIBOR on such date and the one-month LIBOR on March 30, 2000 of 6.1325%. In accordance therewith, the Company recorded interest income on the Executives' Note of $148,000 for the year ended December 30, 2001. During 2001 the Company collected the first installment of $1,666,000 on the Executives' Note and $25,000 of related interest. The current portion and non-current portion of the Executives' Notes, each of $1,667,000, are included in 'Receivables' and 'Deferred costs and other assets', respectively, in the accompanying consolidated balance sheet as of December 30, 2001.

    As set forth in Note 15, in January 2001 the Company established the Deferred Compensation Trusts. Thereafter, deferred compensation expense is recognized for any increase in the fair value of the investments in the Deferred Compensation Trusts resulting in deferred compensation expense of $1,856,000 included in 'General and administrative' in the accompanying consolidated income statement for 2001. Under accounting principles generally accepted in the United States of America, the Company was only able to recognize investment income of $171,000 on the investments in the Deferred Compensation Trusts resulting in a $1,685,000 difference in the recognition of deferred compensation expense and the related investment income. This difference will reverse in future periods as either (1) the investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. The related obligation is reported as 'Deferred compensation payable to related parties' and the investments in the Deferred Compensation Trusts, initially made in January 2001, are reported in 'Investments' in the accompanying consolidated balance sheets.

    As part of its overall retention efforts, the Company provides certain of its management officers and employees, including the Executives, the opportunity to co-invest with the Company in certain investments. The current co-investment and corporate opportunity policy was initially adopted and approved by the Company's audit committee in December 1999 and was subsequently amended in May 2001. The current policy provides that the Company may make loans to management, not to exceed an aggregate of $5,750,000

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

principal amount outstanding, where the Company's portion of the aggregate co-investment is at least 20%. Each loan may not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and is to be evidenced by promissory notes, of which at least one-half must be recourse notes, secured by such member's co-investment shares. The promissory notes are to mature no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee; and shall bear interest at the prime rate payable annually in arrears. The Company and certain of its management had entered into four co-investments in accordance with this policy through December 30, 2001:
(1) EBT (see Note 8), (2) 280 KPE (see Note 8), (3) K12 Inc. ('K12'), a Cost Investment and (4) 280 BT Holdings LLC ('280 BT'), a consolidated subsidiary with a 44.1% minority interest comprised principally of certain of the Company's management. Information pertaining to each of these co-investments is as follows (dollars in thousands):

                                  EBT         280 KPE        K12         280 BT
                                  ---         -------        ---         ------
Ownership percentages at
  December 30, 2001:
    Company................      18.6%          25.3%        3.5%          55.9%
    Company management.....      56.4%          74.7%        1.0%          43.3%
    Unaffiliated...........      25.0%         --   %       95.5%           0.8%

Received from management on
  date of co-investment:     December 1999   March 2000   July 2001   November 2001
    Cash...................      $376           $677        $222         $  825
    Recourse notes.........       376            600         222            825
    Non-recourse notes.....       376            600         222            825

Management notes
  outstanding at December
  30, 2001:
    Principal..............      $443           $216(a)     $444         $1,650
    Accrued interest.......        42             14(a)       13             12
    Interest rate (reset
      annually)............      4.75%          8.50%       6.75%          5.50%

---------

 (a) Reflects the collection of $3,000 in 2000, the reduction of $762,000 in 2001 for the release for future investment obligations which will not be collected under the notes and the write-off of $219,000 in 2001 of non-recourse notes which will not be collected due to the worthlessness of the underlying investments held by 280 KPE (see Note 8) and included in 'General and administrative' in the accompanying consolidated income statement for 2001. In addition, $14,000 of accrued interest associated with the non-recourse notes will not be collected and was also written off as a reduction of the 'Other interest income' (see Note 19) component of 'Other income, net' in 2001.

    As indicated above, both the Company and certain of its management officers made a co-investment in 280 BT in November 2001, which was in addition to a cash-only co-investment previously made in May 1998. 280 BT invested all of such November 2001 proceeds in preferred shares (the 'Scientia Preferred Shares') of Scientia Health Group Limited ('Scientia'). The Company and an officer who is not one of the Executives and who co-invested in 280 BT had previously invested in ordinary shares (the 'Scientia Ordinary Shares') of Scientia. The Scientia Ordinary Shares were acquired for a significantly lower cost per share, while the Scientia Preferred Shares provide for dividend and liquidation preferences. The officer owns a higher percentage of Scientia Ordinary Shares than the Company owns while the officer owns a lower percentage of Scientia Preferred Shares than the Company owns. The officer could indirectly benefit from the lower average cost of his investments compared with that of the Company's investments.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

    In addition to the co-investments set forth in the preceding table, the Company and certain of its present and former officers, including entities controlled by them, have invested in MCM, resulting in the Company owning 8.4% and the present and former officers collectively owning 19.3% as of December 30, 2001. The Company and certain of its officers and employees had co-invested in MCM prior to the MCM IPO in July 1999, resulting in the Company acquiring its entire 8.4% share and certain of the present and former officers acquiring a 15.7% collective share, as adjusted for the effect of the MCM IPO.

    On January 12, 2000 the Company entered into a guarantee (the 'Note Guaranty') of $10,000,000 principal amount of senior notes that mature in January 2007 (the 'MCM Notes') issued by MCM to a major financial institution. In consideration for the guaranty, the Company received a fee of $200,000 and warrants to purchase 100,000 shares of MCM common stock at $.01 per share with an estimated fair value on the date of grant of $305,000. The $10,000,000 guaranteed amount has been reduced to $6,698,000 as of December 30, 2001 and will be further reduced by (1) any repayments of the MCM Notes, (2) any purchases of the MCM Notes by the Company and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by the Company, MCM or another significant stockholder of MCM or any of their affiliates. The present and former officers of the Company, including entities controlled by them, are not parties to the Note Guaranty and the present and former officers who collectively owned 15.7% of MCM as of the MCM IPO, could indirectly benefit from not having any obligation under the Note Guaranty.

    In addition to the Note Guaranty, the Company and certain other stockholders of MCM, including the present and former officers of the Company who had invested prior to the MCM IPO, on a joint and several basis, have entered into guaranties (the 'Bank Guaranties') and certain related agreements to guarantee up to $15,000,000 of revolving credit borrowings of a subsidiary of MCM. The Company would be responsible for approximately $1,800,000 assuming the full $15,000,000 was borrowed and all of the parties, other than the Company, to the Bank Guaranties and the related agreements fully perform thereunder. As of December 30, 2001 MCM had $14,729,000 of outstanding revolving credit borrowings. In connection therewith, at December 30, 2001 the Company had $15,700,000 of highly liquid United States government agency debt securities in a custodial account at such financial institution which under the Bank Guaranties is subject to set off under certain circumstances if the parties to the Bank Guaranties and related agreements fail to perform their obligations thereunder. Such United States government agency debt securities are included in 'Cash (including cash equivalents)' in the accompanying consolidated balance sheet.

    MCM has encountered cash flow and liquidity difficulties in the past. While it is not currently possible to determine if MCM may eventually default on any of the aforementioned obligations, management of the Company currently believes that it is possible, but not probable, that the Company will be required to make payments under the Note Guaranty and/or the Bank Guaranties. Subsequent to December 30, 2001, MCM's liquidity was positively impacted by a capital investment and a debt forgiveness. Certain existing stockholders of MCM made an aggregate $5,000,000 investment in newly-issued convertible preferred stock of MCM, of which the Company invested $873,000 and certain of its present and former officers, including entities controlled by them, invested $1,627,000. The Company will recognize in its 2002 First Quarter its cumulative unrecorded equity in losses of MCM of $744,000 through December 30, 2001 in connection with its $873,000 additional investment in MCM. The Company discontinued applying the Equity Method during the first quarter of 2001 when its investment in MCM was reduced to zero. Concurrently with the $5,000,000 investment, the financial institution which holds the MCM Notes forgave obligations aggregating $5,323,000, consisting of $2,750,000 principal amount and $2,573,000 of accrued interest thereon, reducing the outstanding principal amount of the MCM Notes to $7,250,000, of which the Company continues to guarantee $6,698,000 under the Note Guaranty. MCM had $658,000 of unamortized debt discount and deferred loan costs associated with the notes forgiven. MCM will record an increase in its additional paid-in capital of $4,665,000 for the forgiveness of this debt in its 2002 First Quarter, representing the $5,323,000 less the $658,000, and the Company will record its equity of $393,000 in such amount as an increase in its additional paid-in capital during its 2002 First Quarter.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

    The Company, the Company's officers who had invested in MCM prior to the MCM IPO and certain other stockholders of MCM, through a then newly-formed limited liability company, CTW Funding, LLC ('CTW'), entered into an agreement on October 31, 2000 to make available to MCM a $2,000,000 revolving credit facility (the 'MCM Revolver') for working capital purposes which was extended through December 31, 2001, at which date it expired unused. The Company owns an 8.7% interest in CTW and, had any borrowings under the MCM Revolver occurred, all members of CTW would have been required to fund such borrowings in accordance with their percentage interests. In return for its commitment, CTW received warrants to purchase a total of 250,000 shares of MCM common stock at $.01 per share with an aggregate estimated fair value on the dates of grant of $108,000. The Company accounts for its investment in CTW in accordance with the Equity Method and had equity in the earnings of CTW of $2,000 and $7,000 in 2000 and 2001, respectively, that were fully offset in 2001 by recognizing equity in losses of MCM.

    The Company also has related party transactions disclosed in previous notes consisting of accounts payable to two officers as of December 31, 2000 (see
Note 6), the Class B Repurchases from the Posner Entities (see Note 13) and stock-based compensation (see Note 13).

(25) LEGAL AND ENVIRONMENTAL MATTERS

    On March 23, 1999, a stockholder filed a complaint on behalf of persons who held Triarc Class A Common Stock as of March 10, 1999 which, as amended in April 2000, alleges that the Company's statement related to the Tender Offer filed with the Securities and Exchange Commission was materially false and misleading and seeks damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, an order permitting all stockholders who tendered their shares in the Tender Offer to rescind the transaction, and unspecified other relief. The complaint names the Company and the Executives as defendants. On November 16, 2001, the defendants moved for summary judgment dismissing the action in its entirety. On the same day, the plaintiff moved to certify a class consisting of all persons or entities who held Triarc Class A Common Stock as of March 10, 1999 and who allegedly suffered damages thereby. The defendants have opposed that motion. These motions are pending.

    In October 1998, various class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions names the Company, the Executives and members of the Company's Board of Directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint making allegations substantially similar to those asserted in the March 23, 1999 action described in the preceding paragraph above. In October 2000, the plaintiffs agreed to stay this action pending determination of the March 23, 1999 action.

    In 2001, a vacant property owned by the Company's non-operating subsidiary, Adams, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until approximately 1979. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant has not yet been issued although a preliminary copy of the report indicates that the environmental consultant believes that further unspecified action is warranted at the site. Based upon the preliminary nature of the testing, the extent of the contamination of the property and the remediation that might be required is not yet known. While it is possible that the ultimate outcome of this matter could be significant, since the Company is unable to determine the nature of the required remediation, if any, the Company is unable to estimate the costs thereof.

    In addition to the environmental matter and stockholder lawsuits described above, the Company is involved in other litigation and claims incidental to its businesses. The Company has reserves for all of its legal and environmental matters aggregating $1,800,000 as of December 30, 2001. Although the outcome of such

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or Adams, and given the Company's aforementioned reserves, the Company does not believe that its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(26) QUARTERLY INFORMATION (UNAUDITED)

                                                        QUARTER ENDED
                                   -------------------------------------------------------
                                   APRIL 2,   JULY 2,   OCTOBER 1,     DECEMBER 31, (b)
                                   --------   -------   ----------     ----------------
                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000
    Revenues, investment income
      and other income...........  $35,557    $26,428    $29,638           $ 27,783
    Income (loss) from continuing
      operations before income
      taxes......................   14,753      7,217     10,923            (30,682)
    Income (loss) from continuing
      operations.................    8,429      4,154      6,705            (29,445)
    Income (loss) from
      discontinued operations....   (5,709)       436     (3,337)           480,688
    Extraordinary charges
      (Note 21)..................    --         --         --               (20,680)
    Net income...................    2,720      4,590      3,368            430,563
    Basic income (loss) per share
      (a):
        Continuing operations....      .35        .17        .29              (1.32)
        Discontinued
          operations.............     (.24)       .02       (.14)             21.56
        Extraordinary charges....    --         --         --                  (.93)
        Net income...............      .11        .19        .15              19.31
    Diluted income (loss) per
      share (a):
        Continuing operations....      .34        .16        .28              (1.32)
        Discontinued
          operations.............     (.23)       .02       (.14)             21.56
        Extraordinary charges....    --         --         --                  (.93)
        Net income...............      .11        .18        .14              19.31

                                                          QUARTER ENDED
                                      -----------------------------------------------------
                                      APRIL 1, (C)   JULY 1,   SEPTEMBER 30,   DECEMBER 30,
                                      ------------   -------   -------------   ------------
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2001
    Revenues, investment income and
      other income..................    $36,677      $39,625      $29,787        $30,686
    Income (loss) from continuing
      operations before income
      taxes.........................     14,400        2,900       (1,214)         1,576
    Income (loss) from continuing
      operations....................      8,208          960       (1,768)         1,566
    Income from discontinued
      operations....................     --           38,517       --              4,933
    Net income (loss)...............      8,208       39,477       (1,768)         6,499
    Basic income (loss) per share
      (a):
        Continuing operations.......        .37          .04         (.08)           .08
        Discontinued operations.....     --             1.73       --                .24
        Net income (loss)...........        .37         1.77         (.08)           .32
    Diluted income (loss) per share
      (a):
        Continuing operations.......        .35          .04         (.08)           .07
        Discontinued operations.....     --             1.64       --                .23
        Net income (loss)...........        .35         1.68         (.08)           .30

                                                        (footnotes on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 30, 2001

(footnotes from previous page)

 (a) Basic and diluted income (loss) per share have been computed consistently with the annual calculations explained in Note 4. Basic and diluted income
     (loss) per share are the same for the quarters ended December 31, 2000 and September 30, 2001 since all potentially dilutive securities would have had an antidilutive effect.

 (b) The income from continuing operations for the quarter ended December 31, 2000 was materially affected by (1) a charge for capital market transaction related compensation (see Note 15) of $26,010,000, or $24,746,000 after income tax benefit of $1,264,000, and (2) compensation cost of $10,422,000, or $8,168,000 after income tax benefit of $2,254,000, resulting from the Company repurchasing 1,045,834 shares of its Class A Common Stock which certain of the Company's officers and a director received upon exercise of stock options (see Note 13).

 (c) The income from continuing operations for the quarter ended April 1, 2001 was materially affected by a credit of $5,000,000, or $3,200,000 net of income tax provision of $1,800,000, upon the receipt of the Executives'
     Note in connection with the settlement of a class action lawsuit involving certain awards of compensation to the Executives (see Note 24).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEMS 10, 11, 12 AND 13.

    The information required by items 10, 11, 12 and 13 will be furnished on or prior to April 29, 2002 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information. Notwithstanding the foregoing, information appearing in the sections 'Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee' and 'Stock Price Performance Graph' shall not be deemed to be incorporated by reference in this Form 10-K.

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

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  2.1   -- Agreement and Plan of Merger dated September 15, 2000, among Cadbury Schweppes plc, CSN
           Acquisition Inc., CRC Acquisition Inc., Triarc Companies, Inc., Snapple Beverage Group, Inc. and
           Royal Crown Company, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).
  3.1   -- Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to
           Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 9, 2001 (SEC file no. 1-2207).
  3.2   -- By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to
           Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
  4.1   -- Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA
           Acquisition Corporation, FFCA Mortgage Corporation, Triarc, Arby's Restaurant Development
           Corporation ('ARDC'), Arby's Restaurant Holding Company ('ARHC'), Arby's Restaurant Operations
           Company ('AROC'), Arby's, RTM Operating Company, RTM Development Company, RTM Partners, Inc.
           ('Holdco'), RTM Holding Company, Inc., RTM Management Company, LLC and RTM, Inc. ('RTM'),
           incorporated herein by reference to Exhibit 4.16 to Triarc's Registration Statement on Form S-4
           dated October 22, 1997 (SEC file no. 1-2207).
  4.2   -- Indenture dated as of February 9, 1998 between Triarc Companies, Inc. and The Bank of New York, as
           Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Current Report on Form 8-K/A
           dated March 6, 1998 (SEC file no. 1-2207).
  4.3   -- Supplemental Indenture No. 1, dated as of October 25, 2000, by and among Triarc Companies, Inc.,
           SBG Holdings Inc. and The Bank of New York, incorporated herein by reference to Exhibit 4.1 to
           Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
  4.4   -- Indenture dated as of November 21, 2000 among Arby's Franchise Trust, as issuer, Ambac Assurance
           Corporation, as insurer, and BNY Midwest Trust Company, a Bank of New York Company, as Indenture
           Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on Form 8-K
           dated March 30, 2001 (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.1   -- Triarc's 1993 Equity Participation Plan, as amended, incorporated herein by reference to
           Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file no. 1-2207).
 10.2   -- Form of Non-Incentive Stock Option Agreement under Triarc's Amended and Restated 1993 Equity
           Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file no. 1-2207).
 10.3   -- Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation
           Plan, incorporated herein by reference to Exhibit 13 to Triarc's Current Report on Form 8-K
           dated April 23, 1993 (SEC file no. 1-2207).
 10.4   -- Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy
           (SEC file no. 1-2207).
 10.5   -- Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and RTMOC in favor of Arby's,
           ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit 10.31 to Triarc's
           Registration Statement on Form S-4 dated October 22, 1997 (SEC file no. 1 -2207).
 10.6   -- Triarc Companies, Inc. 1997 Equity Participation Plan (the '1997 Equity Plan'), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated March 16, 1998
           (SEC file no. 1-2207).
 10.7   -- Form of Non-Incentive Stock Option Agreement under the 1997 Equity Plan, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated March 16, 1998
           (SEC file no. 1-2207).
 10.8   -- Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC file no. 1-2207).
 10.9   -- Form of Non-Incentive Stock Option Agreement under Triarc's 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K
           dated May 13, 1998 (SEC file no. 1-2207).
 10.10  -- Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation,
           Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to
           Exhibit 10.30 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999
           (SEC file no. 1-2207).
 10.11  -- Amended and Restated Stock Purchase Agreement dated August 19, 1999 by and among Triarc,
           Victor Posner Trust No. 6 and Security Management Corp., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 19, 1999 (SEC file
           no. 1-2207).
 10.12  -- 1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc's 1999
           Proxy Statement (SEC file no. 1-2207).
 10.13  -- Employment Agreement dated as of May 1, 1999 between Triarc and Nelson Peltz, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 30, 2000
           (SEC file no. 1-2207).
 10.14  -- Employment Agreement dated as of May 1, 1999 between Triarc and Peter W. May, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 30, 2000
           (SEC file no. 1-2207).
 10.15  -- Employment Agreement dated as of February 24, 2000 between Triarc and Eric D. Kogan, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated March 30, 2000
           (SEC file no. 1-2207).
 10.16  -- Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated
           March 30, 2000 (SEC file no. 1-2207).
 10.17  -- Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file
           no. 1-2207).
 10.18  -- Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.,
           dated as of January 23, 2001, between Triarc and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated
           March 30, 2001 (SEC file no. 1-2207).
 10.19  -- Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.,
           dated as of January 23, 2001, between Triarc and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated
           March 30, 2001 (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.20  -- Tax Agreement dated as of September 15, 2000, by and among Cadbury Schweppes plc, SBG Holdings,
           Inc., Triarc Companies, Inc. and Triarc Consumer Products Group, LLC, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 20, 2000
           (SEC file no. 1-2207).
 10.21  -- Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc
           Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
 10.22  -- Servicing Agreement, dated as of November 21, 2000, among Arby's Franchise Trust, as Issuer,
           Arby's, Inc., as Servicer, and BNY Midwest Trust Company, a Bank of New York Company, as
           Indenture Trustee, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on
           Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.23  -- Promissory Note, dated April 1, 2000, issued by Nelson Peltz and Peter W. May to Triarc in the original principal amount of $5,000,000, incorporated herein by reference to Exhibit 10.5 to
           Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.24  -- Stipulation and Agreement of Compromise, Settlement and Release, dated August 17, 2000, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K
           dated March 30, 2001 (SEC file no. 1-2207).
 10.25  -- First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of
           Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and Wilmington
           Trust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current
           Report on Form 8-K dated August 14, 2001 (SEC file no. 1-2207).
 10.26  -- First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of
           Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and Wilmington
           Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current
           Report on Form 8-K dated August 14, 2001 (SEC file no. 1-2207).
 10.27  -- Aircraft Purchase and Sale Agreement, dated June 19, 2001, by and between Meadowlark
           Acquisitions, Inc. and AP IV Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 27, 2002 (SEC file no. 1-2207).
 21.1   -- Subsidiaries of the Registrant*
 23.1   -- Consent of Deloitte & Touche LLP*
 23.2   -- Consent of Ernst & Young LLP*
 23.3   -- Consent of BDO Seidman, LLP*
 99.1   -- Consolidated Financial Statements of MCM Capital Group, Inc.*

-------------------
 *  Filed herewith

    Instruments defining the rights of holders of certain issues of long-term debt of Triarc and its consolidated subsidiaries and of any of its unconsolidated subsidiaries for which financial statements are required to be filed with this Form 10-K, have not been filed as exhibits to this Form 10-K because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Triarc and its subsidiaries on a consolidated basis. Triarc agrees to furnish a copy of each of such instruments to the Commission upon request.

(b) Reports on Form 8-K:

    On November 9, 2001, Triarc filed a Current Report on Form 8-K, which included information under Item 7 of such form.

(d) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

    The consolidated financial statements of MCM Capital Group Inc., an investment of the Company accounted for in accordance with the equity method, are hereby incorporated by reference from Item 8. 'Consolidated Financial Statements and Supplementary Data' from the Annual Report on Form 10-K for the year ended December 31, 2001 of MCM Capital Group, Inc. (SEC file no. 000-26489). A copy of the consolidated financial statements incorporated by reference in this Item 14(d) is included as Exhibit 99.1 to this Form 10-K.

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

                                          TRIARC COMPANIES, INC.
                                           (Registrant)

                                                        NELSON PELTZ
                                            ....................................

                                                       NELSON PELTZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 27, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002 by the following persons on behalf of the registrant in the capacities indicated.

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

           FRANCIS T. MCCARRON              Senior Vice President and Chief Financial Officer
 .........................................    (Principal Financial Officer)
          (FRANCIS T. MCCARRON)

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

            DAVID E. SCHWAB II              Director
 .........................................
           (DAVID E. SCHWAB II)

           JEFFREY S. SILVERMAN             Director
 .........................................
          (JEFFREY S. SILVERMAN)

            RAYMOND S. TROUBH               Director
 .........................................
           (RAYMOND S. TROUBH)

             GERALD TSAI, JR.               Director
 .........................................
            (GERALD TSAI, JR.)

100

                            STATEMENT OF DIFFERENCES
                           -------------------------

The trademark symbol shall be expressed as........................    'TM'
The registered trademark symbol shall be expressed as.............     'r'