Form 10-Q
period 2002-03-31
TRIARC COMPANIES INC
filed 2002-05-15
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _______________

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

                                                          Yes (X)    No  (  )

     There were 20,481,040 shares of the registrant's Class A Common Stock outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 30,           March 31,
                                                                                          2001 (A)               2002
                                                                                          --------               ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................................$  506,461            $  446,489
     Short-term investments............................................................   153,401               185,702
     Receivables.......................................................................    14,969                16,713
     Deferred income tax benefit.......................................................    11,495                13,117
     Prepaid expenses..................................................................     3,435                 3,931
                                                                                       ----------            ----------
        Total current assets...........................................................   689,761               665,952
Restricted cash equivalents............................................................    32,506                32,485
Investments............................................................................    42,074                42,555
Properties.............................................................................    60,989                59,340
Goodwill ..............................................................................    17,922                17,922
Other intangible assets................................................................     5,472                 5,329
Deferred costs and other assets........................................................    19,685                18,170
                                                                                       ----------            ----------
                                                                                       $  868,409            $  841,753
                                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$   24,768            $   25,151
     Accounts payable..................................................................     2,941                 2,396
     Accrued expenses..................................................................    73,453                54,243
     Net current liabilities relating to discontinued operations.......................    31,962                32,252
                                                                                       ----------            ----------
        Total current liabilities......................................................   133,124               114,042
Long-term debt.........................................................................   288,955               282,641
Deferred compensation payable to related parties.......................................    24,356                25,280
Deferred income taxes..................................................................    69,606                68,614
Deferred income and other liabilities..................................................    19,971                20,204
Stockholders' equity:
     Common stock......................................................................     2,955                 2,955
     Additional paid-in capital........................................................   129,608               130,425
     Retained earnings.................................................................   359,652               358,606
     Common stock held in treasury.....................................................  (160,639)             (158,854)
     Accumulated other comprehensive income (deficit)..................................       821                (2,160)
                                                                                       ----------            ----------
        Total stockholders' equity.....................................................   332,397               330,972
                                                                                       ----------            ----------
                                                                                       $  868,409            $  841,753
                                                                                       ==========            ==========


(A) Derived from the audited consolidated financial statements as of December 30, 2001.







   See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Three Months Ended
                                                                                        -------------------------------
                                                                                        April 1,               March 31,
                                                                                          2001                   2002
                                                                                          ----                   ----
                                                                                    (In Thousands Except Per Share Amounts)
                                                                                                (Unaudited)

Revenues, investment income and other income (expense):
     Royalties and franchise and related fees...........................................$   20,859            $  22,381
     Investment income, net.............................................................    15,257                6,062
     Other income (expense), net........................................................       561                 (570)
                                                                                        ----------            ---------
        Total revenues, investment income and other income (expense)....................    36,677               27,873
                                                                                        ----------            ---------

Costs and expenses:
     General and administrative.........................................................    12,734               19,506
     Depreciation and amortization, excluding amortization of deferred financing costs..     1,754                1,581
     Interest expense...................................................................     6,548                6,360
     Insurance expense related to long-term debt........................................     1,241                1,175
                                                                                        ----------            ---------
        Total costs and expenses........................................................    22,277               28,622
                                                                                        ----------            ---------
           Income (loss) before income taxes............................................    14,400                 (749)
Provision for income taxes..............................................................    (6,192)                (297)
                                                                                        ----------            ---------
           Net income (loss)............................................................$    8,208            $  (1,046)
                                                                                        ==========            =========

Income (loss) per share:
           Basic........................................................................$      .37            $    (.05)
                                                                                        ==========            =========
           Diluted......................................................................$      .35            $    (.05)
                                                                                        ==========            =========

























      See accompanying notes to condensed consolidated financial statements.



                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Three Months Ended
                                                                                          -----------------------------
                                                                                          April 1,             March 31,
                                                                                            2001                 2002
                                                                                            ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Cash flows from continuing operating activities:
  Net income (loss).....................................................................$    8,208           $   (1,046)
  Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
         Collection (recording) of litigation settlement receivable.....................    (3,333)               1,667
         Depreciation and amortization of properties....................................       857                1,416
         Amortization of deferred financing costs and original issue discount...........       699                  486
         Amortization of goodwill ......................................................       211                   --
         Amortization of other intangible assets and certain other items................       686                  165
         Deferred compensation provision ...............................................       153                  924
         Operating investment adjustments, net (see below)..............................    (1,608)                 778
         Equity in losses of investees, net.............................................        33                  739
         Deferred income tax benefit....................................................        --                 (992)
         Other, net.....................................................................       220                 (420)
         Changes in operating assets and liabilities:
             Increase in receivables....................................................    (4,122)                 (38)
             Decrease (increase) in prepaid expenses....................................        77                 (496)
             Decrease in accounts payable and accrued expenses..........................   (22,266)             (14,982)
                                                                                        ----------           ----------
                Net cash used in continuing operating activities........................   (20,185)             (11,799)
                                                                                        ----------           ----------
Cash flows from continuing investing activities:
  Investment activities, net (see below)................................................   (28,936)             (44,719)
  Capital expenditures..................................................................      (729)                 (23)
  Other.................................................................................        --                  236
                                                                                        ----------           ----------
                Net cash used in continuing investing activities........................   (29,665)             (44,506)
                                                                                        ----------           ----------
Cash flows from continuing financing activities:
  Repayments of long-term debt..........................................................    (3,945)              (5,932)
  Proceeds from stock option exercises..................................................     1,561                1,851
  Repurchases of common stock for treasury..............................................    (3,703)                  --
  Deferred financing costs..............................................................      (557)                  --
  Cash transferred from restricted cash reserve account.................................       312                  124
                                                                                        ----------           ----------
                Net cash used in continuing financing activities........................    (6,332)              (3,957)
                                                                                        ----------           ----------
Net cash used in continuing operations..................................................   (56,182)             (60,262)
Net cash provided by (used in) discontinued operations..................................  (239,795)                 290
                                                                                        ----------           ----------
Net decrease in cash and cash equivalents...............................................  (295,977)             (59,972)
Cash and cash equivalents at beginning of period........................................   596,135              506,461
                                                                                        ----------           ----------
Cash and cash equivalents at end of period..............................................$  300,158           $  446,489
                                                                                        ==========           ==========

Details of cash flows related to investments:
  Operating investment adjustments, net:
       Proceeds from sales of trading securities........................................$   33,652           $   14,855
       Cost of trading securities purchased.............................................   (29,363)             (11,523)
       Net recognized losses from trading securities....................................       752                1,816
       Net recognized gains from transactions in other than trading securities, short
         positions in securities and equity in investment limited partnerships..........    (3,992)              (4,397)
       Net amortization of premium (accretion of discount) on debt securities...........    (2,657)                  27
                                                                                        ----------           ----------
                                                                                        $   (1,608)          $      778
                                                                                        ==========           ==========
  Investing investment activities, net:
       Proceeds from sales and maturities of available-for-sale securities and other
         investments....................................................................$   18,582           $   28,373
       Cost of available-for-sale securities and other investments purchased............   (43,296)             (70,405)
       Proceeds of securities sold short................................................     5,339                6,414
       Payments to cover short positions in securities..................................    (9,561)              (9,101)
                                                                                        ----------           ----------
                                                                                        $  (28,936)          $  (44,719)
                                                                                        ==========           ==========


       See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 30, 2001 and March 31, 2002 and its results of operations and cash flows for the three-month periods ended April 1, 2001 and March 31, 2002 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 2001 commenced on January 1, 2001 and ended on April 1, 2001 and the Company's first quarter of 2002 commenced on December 31, 2001 and ended on March 31, 2002 and each contained 13 weeks. For purposes of these condensed consolidated financial statements, such periods are referred to herein as the three-month periods ended April 1, 2001 and March 31, 2002, respectively.

     Certain amounts included in the accompanying condensed consolidated statement of operations and statement of cash flows for the three-month period ended April 1, 2001 have been reclassified to conform with the current period's presentation.

(2)  Significant Accounting Policies Update

     Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" and SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" issued by the Financial Accounting Standards Board.

     Under SFAS 142, costs in excess of net assets of acquired companies ("Goodwill"), aggregating $17,922,000 as of December 30, 2001 and March 31, 2002, relate to the Company's restaurant franchising operations and are no longer amortized effective December 31, 2001. SFAS 142 requires that Goodwill be tested for impairment at least annually by applying a fair value-based test. The Company has determined that there was no impairment of Goodwill upon adoption of SFAS 142. Further, the Company has determined that all of its other intangible assets, principally trademarks, have finite useful lives and, accordingly, will continue to be amortized.

      The following sets forth information on other intangible assets subject to amortization (in thousands):

                                                                      March 31, 2002
                                                           -----------------------------------
                                                                       Accumulated
                                                              Cost     Amortization        Net
                                                              ----     -------------       ---
      Trademarks...........................................$  7,776      $  2,644      $  5,132
      Computer software and distribution rights............     297           100           197
                                                           --------      --------      --------
                                                           $  8,073      $  2,744      $  5,329
                                                           ========      ========      ========


      Aggregate amortization expense:
         Actual for the three months ended March 31, 2002.............$     154

         Estimate for fiscal year:
               2002...................................................$     618
               2003...................................................      618
               2004...................................................      558
               2005...................................................      558
               2006...................................................      558

     The following is a reconciliation of reported net income and income per share adjusted on a pro forma basis for the reversal of Goodwill amortization, net of tax, as though SFAS 142 had been in effect as of January 1, 2001 (in thousands except per share amounts):

                                                       Three Months Ended April 1, 2001
                                                     ------------------------------------
                                                     As Reported  Adjustment    Pro Forma
                                                     -----------  ----------    ---------
      Net income.....................................$  8,208       $   208     $  8,416
      Income per share:
         Basic.......................................     .37           .01          .38
         Diluted.....................................     .35           .01          .36

     Under SFAS 144, the Company continues to review certain long-lived assets other than Goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed. The Company has determined that, as of March 31, 2002, none of its long-lived assets require testing for impairment. Accordingly, the adoption of SFAS 144 had no effect on the Company's consolidated financial position or results of operations for the three-month period ended March 31, 2002.

(3)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):

                                                                                          Three Months Ended
                                                                                      ---------------------------
                                                                                      April 1,           March 31,
                                                                                        2001               2002
                                                                                        ----               ----

      Net income (loss).............................................................$    8,208          $   (1,046)
      Net change in unrealized holding gains or losses on available-for-sale securities:
           Change in net unrealized appreciation or depreciation of
              available-for-sale securities.........................................      (375)             (1,757)
           Less reclassification of prior period appreciation of
              securities sold during the period.....................................      (894)             (1,278)
                                                                                    ----------          ----------
                                                                                        (1,269)             (3,035)
           Net change in equity in unrealized gain on a retained interest...........      (159)                 51
                                                                                    ----------          ----------
                                                                                        (1,428)             (2,984)
      Net change in currency translation adjustment.................................        11                   3
                                                                                    ----------          ----------
                                                                                        (1,417)             (2,981)
                                                                                    ----------          ----------
      Comprehensive income (loss)...................................................$    6,791          $   (4,027)
                                                                                    ==========          ==========


(4)  Discontinued Operations

     In 2000 the Company sold (the "Snapple Beverage Sale") the stock of the companies comprising its former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations") to affiliates of Cadbury Schweppes plc ("Cadbury"). Further, prior to 2001 the Company sold the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company. The Beverage
Discontinued Operations and the SEPSCO Discontinued Operations have been accounted for as discontinued operations since their respective dates of sale.

     The consideration paid to the Company in the Snapple Beverage Sale consisted of (1) cash, which is subject to further post-closing adjustment as described below and (2) the assumption by Cadbury of debt and related accrued interest. The Snapple Beverage Sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from the Company a post-closing adjustment of $27,605,000 and the Company, on the other hand, has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of $5,586,000, in each case plus interest at 7.19% from October 25, 2000. In accordance with the terms of the sale agreement, the Company and Cadbury have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. However, the arbitration process is in the early stages as of March 31, 2002. The Company currently expects such post-closing adjustment process to be completed in the fourth quarter of 2002.

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):

                                                                                    December 30,          March 31,
                                                                                       2001                 2002
                                                                                       ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$    29,067          $    29,372
      Net liabilities of SEPSCO Discontinued Operations (net of assets held
        for sale of $234)..........................................................      2,895                2,880
                                                                                   -----------          -----------
                                                                                   $    31,962          $    32,252
                                                                                   ===========          ===========


 (5)  Income (Loss) Per Share

     Basic income (loss) per share for the three-month periods ended April 1, 2001 and March 31, 2002 has been computed by dividing net income or loss by the weighted average number of common shares outstanding of 22,258,000 and 20,422,000, respectively. Diluted loss per share for the three months ended March 31, 2002 is the same as the basic loss per share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been antidilutive. Diluted income per share for the three months ended April 1, 2001 has been computed by dividing net income by an aggregate 23,535,000 shares which includes the 1,277,000 potential common share effect of dilutive stock options computed using the treasury stock method. The shares for diluted income per share for the three months ended April 1, 2001 exclude any effect of (1) a written call option on the Company's common stock in conjunction with the assumption of the Company's zero coupon convertible debentures by Cadbury and (2) a forward purchase obligation for common stock whereby the Company repurchased 1,999,207 shares of its former class B common stock on August 10, 2001, since the effect of each of these on income per share would have been antidilutive.

(6) Transactions with Related Parties

     The Company leased a helicopter until April 4, 2002 from a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") under a dry lease which was scheduled to expire in September 2002. Annual rent for the helicopter was $382,000 from October 1, 2000 through September 30, 2001, and increased to $392,000 as of October 1, 2001 as a result of an annual cost of living adjustment. In connection with the dry lease, the Company had rent expense of $95,000 and $98,000 included in "General and administrative" in the accompanying condensed consolidated statements of operations for the three-month periods ended April 1, 2001 and March 31, 2002, respectively. The Company terminated its lease and, in consideration for $150,000, was released from all of its remaining obligations under the lease, including a remaining rental obligation of $196,000 as of April 1, 2002, and the subsidiary of TASCO sold the helicopter to a third party. The $150,000 of consideration paid will be charged to "General and administrative" in the quarter ended June 30, 2002 when the lease was terminated.

     Effective March 1, 2001 the Company received a $5,000,000 interest-bearing note (the "Executives' Note") from the Executives as part of a settlement of a class action lawsuit receivable in three equal installments due March 31, 2001, 2002 and 2003. The Company recorded the $5,000,000 as a reduction of compensation expense included in "General and administrative" in the accompanying condensed consolidated statement of operations for the three-month period ended April 1, 2001, since the settlement effectively represented an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum and, in accordance with its terms, was adjusted on April 2, 2001 to 4.92% per annum and was again adjusted on April 1, 2002 to 1.75%. The Company recorded interest income on the Executives' Note of $25,000 and $40,000 for the three-month periods ended April 1, 2001 and March 31, 2002, respectively. In March 2001 and March 2002 the Company collected the first and second installments each of $1,667,000 on the Executives' Note. The Company also collected related interest of $25,000 and $163,000 in 2001 and 2002. The remaining balance of the Executives' Note of $1,667,000 is included in "Receivables" in the accompanying condensed consolidated balance sheet as of March 31, 2002.

     Triarc recorded incentive compensation of $22,500,000 during 2000 to the Executives which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit on January 23, 2001. The increase in the fair value of the investments in the Deferred Compensation Trusts for the three-month periods ended April 1, 2001 and March 31, 2002 resulted in deferred compensation expense of $153,000 and $924,000, respectively, included in "General and administrative." Under accounting principles generally accepted in the United States of America, the Company recognized investment income of $153,000 on the investments in the Deferred Compensation Trusts during the three-month period ended April 1, 2001 but was not able to recognize any investment income on the increase in value of the investments in the Deferred Compensation Trusts during the three-month period ended March 31, 2002. This disparity for the three-month period ended March 31, 2002 will reverse in future periods as either (1) the investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. The related obligation is reported as "Deferred compensation payable to related parties" and the investments in the Deferred Compensation Trusts are reported in "Investments" in the accompanying condensed consolidated balance sheets.

     As of December 30, 2001, the Company owned 8.4% and certain of its present and former officers, including entities controlled by them, owned 19.3% of the common stock of Encore Capital Group, Inc. ("Encore"), which was formerly MCM Capital Group, Inc. During the three-month period ended March 31, 2002, certain existing stockholders of Encore made an aggregate $5,000,000 investment in newly-issued convertible preferred stock of Encore, of which the Company invested $873,000 and some of those present and former officers referred to above invested $1,627,000. The Company had $744,000 of cumulative unrecorded equity in losses of Encore as of December 30, 2001 since the Company had previously reduced its investment in Encore to zero. The Company recognized the $744,000 as a charge to "Other income (expense), net" during the three-month period ended March 31, 2002 in connection with its $873,000 additional investment. The Company also recognized $14,000 of equity in earnings of Encore during the three-month period ended March 31, 2002. Concurrently with the $5,000,000 investment, a financial institution which holds senior notes of Encore forgave obligations aggregating $5,323,000. Encore recorded an increase in its additional paid-in capital of $4,665,000 for the forgiveness of this debt during its first quarter of 2002, representing the $5,323,000 less $658,000 of related unamortized debt discount and deferred loan costs. The Company recorded its equity of $393,000 in such amount as an increase in "Additional paid-in capital" during the three-month period ended March 31, 2002.

     As disclosed in more detail in Note 24 to the consolidated financial statements contained in the Form 10-K, the Company provides certain of its management officers and employees the opportunity to co-invest with the Company in certain investments. In connection therewith, during March 2002 the Company collected the $216,000 of recourse notes and $18,000 of related accrued interest owed by management in connection with their co-investment in 280 KPE Holdings, LLC ("280 KPE"). During the year ended December 30, 2001, the Company wrote off $219,000 of non-recourse notes and $14,000 of related accrued interest owed by management in connection with their investment in 280 KPE due to the worthlessness of the underlying investments held by 280 KPE. Such non-recourse notes were forgiven during March 2002.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 24 to the consolidated financial statements contained in the Form 10-K.

(7) Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc. ("Adams"), a non-operating subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believes that further unspecified action is warranted at the site. Based upon the preliminary nature of the testing, the extent of the contamination of the property and remediation that might be required is not yet known. While it is possible that the ultimate outcome of this matter could be significant, since the Company is unable to determine the nature of the required remediation, if any, the Company is unable to estimate the costs thereof.

     In addition to the environmental matter described above, the Company is involved in stockholder litigation, other litigation and claims incidental to its business. The Company has reserves for all of its legal and environmental matters aggregating $1,800,000 as of March 31, 2002. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or Adams, and given the Company's aforementioned reserves, the Company does not believe that its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(8)  Subsequent Events

     On May 1, 2002 the Company announced that it submitted a bid to acquire Sybra, Inc. ("Sybra"), a subsidiary of I.C.H. Corporation ("ICH"). Sybra and ICH have filed for financial restructuring under Chapter 11 of the United States bankruptcy code. Sybra owns and operates 239 Arby's restaurants and is the second largest franchisee of Arby's restaurants. Under the Company's bid, the Company would make a $10,000,000 investment in Sybra on terms to be agreed upon. In addition, the Company would make $2,000,000 available to be paid to ICH's creditors. There can be no assurance that the bid for Sybra will be accepted by Sybra or its creditors or, if accepted, that the terms of the bid would be accepted as provided above.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Item 7 of our Form 10-K describes the recent trends affecting our restaurant franchising business and our critical accounting policies and estimates.

     Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first quarter of fiscal 2001 commenced on January 1, 2001 and ended on April 1, 2001 and our first quarter of fiscal 2002 commenced on December 31, 2001 and ended on March 31, 2002. When we refer to the "three months ended April 1, 2001" or the "2001 first quarter," we mean the period from January 1, 2001 to April 1, 2001 and when we refer to the "three months ended March 31, 2002" or the "2002 first quarter," we mean the period from December 31, 2001 to March 31, 2002. Each of these periods contained 13 weeks.

      Certain amounts presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three-month period ended April 1, 2001 have been reclassified to conform with the current period's presentation.

Results of Operations

     Set forth below is a table that summarizes and compares our results of operations for the 2001 first quarter and the 2002 first quarter and provides the amount and percent increase or decrease between those two periods. Certain changes in amounts between periods we considered to be not measurable or not meaningful, which we refer to as "n/m."

                                                                  Three Months Ended
                                                                  ------------------              Change
                                                                 April 1,     March 31,     ------------------
                                                                   2001         2002        Amount      Percent
                                                                   ----         ----        ------      -------
                                                                         (In Millions Except Percents)
Revenues, investment income and other income (expense):
   Royalties and franchise and related fees ...................$     20.9    $    22.4      $    1.5       7 %
   Investment income, net .....................................      15.3          6.1          (9.2)    (60)%
   Other income (expense), net  ...............................       0.5         (0.6)         (1.1)    n/m
                                                               ----------    ---------      --------
     Total revenues, investment income and other income
       (expense)  .............................................      36.7         27.9          (8.8)    (24)%
                                                               ----------    ---------      --------

Costs and expenses:
   General and administrative .................................      12.7         19.5           6.8      53 %
   Depreciation and amortization, excluding amortization of
     deferred financing costs .................................       1.8          1.6          (0.2)    (10)%
   Interest expense ...........................................       6.6          6.4          (0.2)     (3)%
   Insurance expense related to long-term debt ................       1.2          1.1          (0.1)     (5)%
                                                               ----------    ---------      --------
     Total costs and expenses .................................      22.3         28.6           6.3      28 %
                                                               ----------    ---------      --------
       Income (loss) before income taxes ......................      14.4         (0.7)        (15.1)    n/m
Provision for income taxes ....................................      (6.2)        (0.3)          5.9     (95)%
                                                               ----------    ---------      --------
       Net income (loss).......................................$      8.2    $    (1.0)     $   (9.2)    n/m
                                                               ==========    =========      ========

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which are generated entirely from our restaurant franchising business, increased $1.5 million, or 7%, to $22.4 million for the three months ended March 31, 2002 from $20.9 million for the three months ended April 1, 2001 reflecting a $1.8 million, or 9%, increase in royalties partially offset by a $0.3 million, or 44%, decrease in franchise and related fees. The increase in royalties resulted from the effect of an average net increase of 29, or 1%, franchised restaurants and a 4% increase in same-store sales of franchised restaurants. The decrease in franchise and related fees was principally due to lower franchise fees primarily due to the opening of 3 fewer franchised restaurants in the 2002 first quarter compared with the 2001 first quarter and a decrease in related fees consisting of training fees from franchisees and fees for transferring franchise agreements. We currently anticipate a continued combined increase in royalties and franchise and related fees for the remaining nine months of the year ending December 29, 2002 compared with the last nine months of the year ended December 30, 2001. However, we expect this increase will be at a lower rate than the 7% increase in combined royalties and franchise and related fees experienced during the 2002 first quarter since we expect a decrease in franchise fees recognized from forfeited deposits due to the termination of a significant number of commitments to open new franchised restaurants by one of our franchisees in the fourth quarter of 2001 which is not expected to recur in 2002.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                   -------------------------
                                                                   April 1,        March 31,
                                                                     2001            2002              Change
                                                                     ----            ----              ------
                                                                                 (In Millions)

         Interest income...........................................$   12.0          $  2.9          $   (9.1)
         Recognized net gains......................................     3.4             2.5              (0.9)
         Other than temporary unrealized losses....................      --            (0.1)             (0.1)
         Distributions, including dividends........................     0.4             0.7               0.3
         Equity in the earnings (losses) of investment limited
             partnerships and similar investment entities..........    (0.1)            0.2               0.3
         Investment management and performance fees................    (0.4)           (0.1)              0.3
                                                                   --------          ------          --------
                                                                   $   15.3          $  6.1          $   (9.2)
                                                                   ========          ======          ========

     Investment income, net decreased $9.2 million, or 60%, to $6.1 million for the three months ended March 31, 2002 from $15.3 million for the three months ended April 1, 2001. This decrease principally reflects a $9.1 million decrease in interest income on cash equivalents and short-term investments due to lower average interest rates and, to a lesser extent, lower average amounts of cash equivalents and interest-bearing short-term investments during the 2002 first quarter compared with the 2001 first quarter. Average rates on our interest-bearing investments declined from approximately 6% in the 2001 first quarter to approximately 2% in the 2002 first quarter principally due to the general decline in the money market and short-term interest rate environment. The weighted average monthly balance of our interest-bearing investments declined principally due to our payment in mid-March 2001 of $239.3 million of estimated income taxes related to the October 2000 sale of our former beverage businesses. We currently are invested principally in cash equivalents and we anticipate interest income will continue to be significantly lower for the remaining nine months of 2002 compared with the last nine months of 2001 assuming interest rates as of March 31, 2002 do not increase significantly. The recognized net gains presented in the above table may not recur in future periods.

     As of March 31, 2002 we had net pretax unrealized holding losses on available-for-sale securities of $3.2 million included in accumulated other comprehensive deficit. These unrealized losses include $2.0 million relating to one common stock investment and this unrealized loss as of May 6, 2002 had increased by $1.3 million to $3.3 million. We did not record an other than temporary unrealized loss on this investment since we had recently purchased it during the 2002 first quarter and the common stock has experienced significant market fluctuations which we currently believe are not other than temporary.
However, should either (1) we decide to sell this investment or (2) the unrealized losses continue such that we believe they have become other than temporary, we would recognize a loss on this investment at that time.

Other Income (Expense), Net

     The following table summarizes and compares the major components of other income (expense), net:

                                                                     Three Months Ended
                                                                  -----------------------
                                                                  April 1,      March 31,
                                                                   2001           2002          Change
                                                                   ----           ----          ------
                                                                              (In Millions)

         Equity in losses of investees, other than investment
           limited partnerships and similar investment entities...$    --         $ (0.7)        $ (0.7)
         Reduction (increase) in the fair value of a written call
           option on our stock....................................    0.4           (0.1)          (0.5)
         Other....................................................    0.1            0.2            0.1
                                                                  -------         ------         ------
                                                                  $   0.5         $ (0.6)        $ (1.1)
                                                                  =======         ======         ======

     Other income (expense), net, decreased $1.1 million to an expense of $0.6 million for the three months ended March 31, 2002 from income of $0.5 million for the three months ended April 1, 2001. The equity in losses of investees in the 2002 first quarter was principally due to the recognition of $0.7 million of our previously unrecorded equity in the losses of Encore Capital Group, Inc. (formerly MCM Capital Group, Inc.), an 8.4% common equity investee of ours which we refer to as Encore, upon our investment of $0.9 million in newly-issued convertible preferred stock of Encore. The $0.7 million of cumulative unrecorded equity in losses of Encore resulted from our having previously reduced our investment in Encore to zero. The written call option on our class A common stock effectively arose upon the assumption of our zero coupon convertible debentures by the purchaser of our former beverage businesses. Although the debentures were assumed by the purchaser, they remain convertible into our class A common stock and the change in the fair value of the liability for the conversion option during the periods presented was recognized in other income (expense).

General and Administrative

     Our general and administrative expenses increased $6.8 million, or 53%, to $19.5 million for the three months ended March 31, 2002 from $12.7 million for the three months ended April 1, 2001. This increase principally reflects (1) a $5.0 million reduction in compensation expense in the 2001 first quarter, which did not recur in the 2002 first quarter, related to a note that we received in the 2001 first quarter from our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, in partial settlement of a class action shareholder lawsuit which asserted claims relating to certain compensation awards to the Executives, (2) a $0.7 million increase to $0.9 million for the three months ended March 31, 2002 from $0.2 million for the three months ended April 1, 2001, of compensation expense representing the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, in which we invested in January 2001 for the benefit of the Executives, as explained in more detail below under "Income (Loss) Before Income Taxes" and (3) other inflationary increases. The $5.0 million gain from the settlement of the class action shareholder lawsuit discussed above was included as a reduction of general and administrative expenses in the 2001 first quarter since the gain effectively represented an adjustment of prior period compensation expense.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, decreased $0.2 million, or 10%, to $1.6 million for the three months ended March 31, 2002 from $1.8 million for the three months ended April 1, 2001. This decrease principally reflects (1) $0.5 million of accelerated amortization in the 2001 first quarter resulting from the then anticipated early termination of fractional interests in aircraft which did not recur in the 2002 first quarter and (2) a $0.2 million decrease as we no longer amortize goodwill effective December 31, 2001 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These decreases were partially offset by (1) $0.4 million of depreciation in the 2002 first quarter which did not occur in the 2001 first quarter related to the purchase of an airplane in July 2001 and (2) a $0.1 million increase related to amortization of leasehold improvements completed subsequent to the 2001 first quarter. The end of goodwill amortization under Statement 142 will continue to positively impact each of the remaining fiscal quarters of 2002 by $0.2 million.

Interest Expense

     Interest expense decreased $0.2 million, or 3%, to $6.4 million for the three months ended March 31, 2002 from $6.6 million for the three months ended April 1, 2001 primarily due to lower outstanding debt balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, since the end of the 2001 first quarter.

Insurance Expense Related to Long-Term Debt

     Insurance expense related to long-term debt decreased $0.1 million, or 5%, to $1.1 million for the quarter ended March 31, 2002 from $1.2 million for the quarter ended April 1, 2001 due to lower outstanding balances of the Securitization Notes.

Income (Loss) Before Income Taxes

     Our income (loss) before income taxes decreased $15.1 million to a loss of $0.7 million for the three months ended March 31, 2002 from income of $14.4 million for the three months ended April 1, 2001 due to the effect of the variances explained in the captions above.

     As disclosed above, we recognized $0.2 million in the 2001 first quarter and $0.9 million in the 2002 first quarter of compensation expense for the increase in the fair value of the investments in the Trusts. Under accounting principles generally accepted in the United States of America, we recognized investment income of $0.2 million on the investments in the Trusts during the 2001 first quarter, but were unable to recognize any investment income on the investments in the Trusts during the 2002 first quarter. This disparity for the 2002 first quarter will reverse in future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Income Taxes

     The Company had a provision for income taxes for the three months ended March 31, 2002 despite a pretax loss principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes of the consolidated entities which file state tax returns on an individual company basis with a differing mix of pretax income or loss. The provision for income taxes for the three months ended April 1, 2001 represented an effective rate of 43% which was higher than the United States Federal statutory rate of 35% principally due to the effect of non-deductible compensation costs and state income taxes, net of Federal income tax benefit.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $11.8 million during the three months ended March 31, 2002 reflecting (1) a net loss of $1.0 million and (2) cash used by changes in operating assets and liabilities of $15.5 million. These uses were partially offset by (1) net non-cash charges of $2.3 million, principally depreciation and amortization, (2) collection of a litigation settlement receivable of $1.6 million and (3) operating investment adjustments of $0.8 million.

     The cash used by changes in operating assets and liabilities of $15.5 million reflects a $14.9 million reduction in accrued compensation and related benefits principally due to the annual payment of previously accrued incentive compensation.

     The investment adjustments of $0.8 million consisted principally of decreases in our position in trading securities partially offset by the reclassification of gains from investments which are included in net income but reported as investing activities.

     Despite the $11.8 million of cash used in operating activities in the 2002 first quarter, we continue to expect positive cash flows from continuing operating activities for the full 2002 fiscal year, excluding the effect of any net purchases of trading securities which represent the discretionary investment of excess cash.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $551.9 million at March 31, 2002, reflecting a current ratio, which equals current assets divided by current liabilities, of 5.8:1. Working capital decreased $4.7 million from $556.6 million at December 30, 2001 principally due to the reclassification of $6.3 million of long-term debt to current.

     Our total capitalization at March 31, 2002 was $638.8 million consisting of stockholders' equity of $331.0 million and $307.8 million of long-term debt, including current portion. Our total capitalization decreased $7.3 million from $646.1 million at December 30, 2001 principally due to (1) repayments of long-term debt of $5.9 million, (2) adjustments of $3.0 million in deriving comprehensive loss from net loss and (3) a net loss of $1.0 million, all partially offset by proceeds of $1.9 million from stock option exercises.

Securitization Notes

     We have outstanding Securitization Notes with a remaining principal balance of $269.3 million as of March 31, 2002 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, we currently estimate that we will repay $14.5 million during the remaining nine months of 2002 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

     The Securitization Notes were issued by our subsidiary, Arby's Franchise Trust, which we refer to as Arby's Trust. The indenture contains various covenants which (1) require periodic financial reporting, (2) require meeting a debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. Arby's Trust was in compliance with all of these covenants as of March 31, 2002. As of March 31, 2002, Arby's Trust had $0.7 million available for the payment of distributions through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc through the parent of Arby's.

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $20.7 million as of March 31, 2002. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $14.6 million as of March 31, 2002.

     Our total scheduled long-term debt repayments during the remaining nine months of 2002 are $18.4 million consisting principally of the $14.5 million expected to be paid under the Securitization Notes, $2.4 million due on the secured bank term loan and $1.3 million due on the 8.95% secured promissory note.

Guaranties and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane Corporation, whose principal asset is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of March 31, 2002, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than our special limited partner interest. Either National Propane Corporation or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments or we would accelerate payment of deferred taxes associated with our July 1999 sale of the propane business.

     In 1997 Arby's sold all of its 355 then company-owned restaurants. The purchaser of the restaurants assumed substantially all of the associated operating and capitalized lease obligations (approximately $71.0 million as of March 31, 2002, assuming the purchaser has made all scheduled payments through that date under such lease obligations), although Arby's remains contingently liable if the purchaser does not make the required future lease payments. In connection with such sale, Triarc guaranteed $54.7 million of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser. Outstanding obligations under the mortgage and equipment notes approximated $43.0 million as of March 31, 2002, assuming the purchaser has made all scheduled payments through that date. Triarc is also a guarantor of $0.5 million as of March 31, 2002 of mortgage and equipment notes included in our long-term debt for which one of our subsidiaries is co-obligor with the purchaser of the restaurants.

     We guarantee a $6.7 million portion of senior notes issued by Encore to a major financial institution. During the 2002 first quarter, the outstanding principal amount of these notes was reduced from $10.0 million to $7.2 million as the lender forgave $2.8 million of principal and $2.5 million of related accrued interest upon an investment by certain existing stockholders of $5.0 million in newly-issued convertible preferred stock of Encore. Our portion of the preferred stock investment was $0.9 million and certain of our present and former officers, including entities controlled by them, invested an aggregate of $1.6 million. Our guarantee will be reduced by (1) any repayment of these senior notes, (2) any purchases of these senior notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution by us, Encore or another significant stockholder of Encore or any of their affiliates. Some of our present and former officers, including entities controlled by them, who collectively owned 15.7% of Encore at the time of Encore's initial public offering are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of Encore, including our present and former officers referred to above who had invested in Encore prior to its initial public offering, on a joint and several basis, have entered into guaranties and agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of Encore. We would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties, besides us, to the guaranties of the revolving credit borrowings and certain related agreements fully perform thereunder. As of March 31, 2002, Encore had $8.9 million of outstanding revolving credit borrowings. At March 31, 2002 we had a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Under the guaranties of the revolving credit borrowings, this deposit is subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder.

     Encore has encountered cash flow and liquidity difficulties in the past. However, Encore's capital was positively impacted by the debt forgiveness and capital investment discussed above. Encore also returned to profitability, reporting a small profit in its first quarter of 2002. While it is not currently possible to determine if Encore may default on any of its obligations, we believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

     Cash capital expenditures amounted to less than $0.1 million during the three months ended March 31, 2002. We expect that cash capital expenditures will approximate $0.4 million for the remaining nine months of 2002 for which there were less than $0.1 million of outstanding commitments as of March 31, 2002. In addition, during April 2002, we purchased a fractional interest in the use of a helicopter for $1.2 million in conjunction with the termination of a lease of a helicopter.

Acquisitions and Investments

     On May 1, 2002 we announced that we submitted a bid to acquire Sybra, Inc., a subsidiary of I.C.H. Corporation. Sybra and ICH have filed for financial restructuring under Chapter 11 of the United States bankruptcy code. Sybra owns and operates 239 Arby's restaurants and is the second largest franchisee of Arby's restaurants. Under our bid, we would make a $10.0 million investment in Sybra on terms to be agreed upon. In addition, we would make $2.0 million available to be paid to ICH's creditors. There can be no assurance that our bid for Sybra will be accepted by Sybra or its creditors or, if accepted, that the terms of our bid would be accepted as provided above.

     As of March 31, 2002, we have $661.8 million of cash, cash equivalents and investments, including $42.6 million of investments classified as non-current and net of $12.9 million of short-term investments sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.5 million held in a reserve account related to the Securitization Notes. The non-current investments include $22.7 million of investments in the Trusts designated to satisfy the deferred compensation payable to related parties. We are presently evaluating our options for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     We are not currently under examination by the Internal Revenue Service and our Federal income tax returns have not been examined for years subsequent to 1993.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our class A common stock under a stock repurchase program that, as extended, ends on January 18, 2003. Under this program, we repurchased 149,000 shares for a total cost of $3.5 million during our fiscal year 2001. We did not repurchase any shares during the 2002 first quarter. We cannot assure you that we will repurchase any additional shares under the remaining $46.5 million authorized under this program.

Discontinued Operations

     The agreement relating to the October 25, 2000 sale of our former beverage businesses provides for a post-closing adjustment, the amount of which is in dispute. The purchaser has stated that it believes that it is entitled to receive from us a post-closing adjustment of $27.6 million and we, on the other hand, have stated that we believe that we are entitled to receive from the purchaser a post-closing adjustment of $5.6 million, in each case plus interest at 7.19% from October 25, 2000. In accordance with the terms of the agreement, we and the purchaser have selected an arbitrator for the purpose of determining the amount of the post-closing adjustment. However, the arbitration process is in the early stages as of March 31, 2002. We currently expect the post-closing adjustment process to be completed in the fourth quarter of 2002.

Cash Requirements

     As of March 31, 2002, our consolidated cash requirements for continuing operations for the remaining nine months of 2002, exclusive of operating cash flow requirements, consist principally of (1) a maximum $46.5 million of payments for repurchases, if any, of our class A common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $18.4 million, (3) the cost of business acquisitions which, if our bid were accepted, would include $12.0 million in connection with the potential acquisition of Sybra, (4) the April 2002 purchase of a fractional interest in a helicopter for $1.2 million and (5) capital expenditures of approximately $0.4 million. Our consolidated cash requirements relating to discontinued operations for the remaining nine months of 2002 consist principally of the post-closing adjustment, if any, of up to $27.6 million plus related accrued interest in connection with the sale of our former beverage businesses. We anticipate meeting all of these requirements through (1) an aggregate $619.3 million of existing cash and cash equivalents and short-term investments, net of $12.9 million of short-term investments sold with an obligation for us to purchase, and (2) cash flows from continuing operating activities.

Legal and Environmental Matters

     In 2001, a vacant property owned by our non-operating subsidiary, Adams Packing Association, Inc., was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believes that further unspecified action is warranted at the site. Based upon the preliminary nature of the testing, the extent of the contamination of the property and the remediation that might be required is not yet known. While it is possible that the ultimate outcome of this matter could be significant, since we are unable to determine the nature of the required remediation, if any, we are unable to estimate the costs thereof.

     In addition to the environmental matter described above, we are involved in stockholder litigation, other litigation and claims incidental to our business. We have reserves for all of these legal and environmental matters aggregating $1.8 million as of March 31, 2002. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to Triarc and/or Adams Packing, and given our aforementioned reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant franchising royalty revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires that the discounted fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred or as soon thereafter as a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. The provisions of Statement 143 are effective starting with the first quarter of 2003. We do not believe that any of our tangible long-lived assets presently have material associated retirement obligations and, accordingly, we do not expect that the adoption of Statement 143 will have any immediate effect on our consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 most significantly rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related tax effect. Under Statement 145, any gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Those criteria specify that extraordinary items must be both unusual in their nature and infrequent in their occurrence. The provisions of Statement 145 with respect to the rescission of Statement 4 must be adopted no later than our fiscal year beginning December 30, 2002 with early adoption encouraged and require that prior periods presented be reclassified accordingly. Statement 145 was only issued recently and we are just beginning to evaluate its potential impact on us and whether to early adopt this statement.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     This "Quantitative and Qualitative Disclosures about Market Risk" should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended December 30, 2001. Item 7A of our Form 10-K describes in more detail our objectives in managing our "Interest rate risk" with respect to long-term debt and our "Foreign currency risk," both as referred to below.

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on earnings and cash flows. We did not enter into any new interest rate caps or swaps during the 2002 first quarter. As of March 31, 2002, our long-term debt, including current portion, aggregated $307.8 million and consisted of $287.1 million of fixed-rate debt and $20.7 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than one year to thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee whose duty it is to supervise the investment of funds not currently required for the Company's operations.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first quarter of 2002.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. As of March 31, 2002 such investments consisted of the following (in thousands):

     Cash equivalents included in "Cash and cash equivalents" on the accompanying condensed consolidated balance sheet............$ 440,574
     Short-term investments............................................  185,702
                                                                       ---------
          Total cash equivalents and short-term investments............  626,276
     Restricted cash equivalents.......................................   32,485
     Non-current investments...........................................   42,555
                                                                       ---------
                                                                       $ 701,316
                                                                       =========

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of money market mutual funds, United States government debt securities, commercial paper of high credit quality and interest-bearing brokerage accounts. Our short-term investments included $79.0 million of United States government and government agency debt securities with maturities ranging from nine months to two years when acquired. This $79.0 million together with our cash equivalents are highly liquid investments and combined constitute over 82% of our total cash equivalents and short-term investments shown above.

      At March 31, 2002 our investments are classified in the following general types or categories (in thousands):


                                                                     Investments at         Carrying Value
                                                        Investments   Fair Value or    ------------------------
                         Type                             at Cost        Equity        Amount       Percentage
                         ----                             -------        ------        ------       ----------
      Cash equivalents................................$   440,574     $   440,574    $  440,574        63%
      Restricted cash equivalents.....................     32,485          32,485        32,485         5
      Securities accounted for as:
        Trading securities............................     23,322          19,872        19,872         3
        Available-for-sale securities.................    147,063         143,894       143,894        20
      Current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at:
           Cost.......................................     45,272          59,137        45,272         6
           Equity.....................................      5,063           5,256         5,256         1
      Other non-current investments accounted for at:
           Cost.......................................     13,070          13,481        13,070         2
           Equity.....................................      4,046             893           893        --
                                                      -----------     -----------    ----------       ----
      Total cash equivalents and long investment
         positions....................................$   710,895     $   715,592    $  701,316       100%
                                                      ===========     ===========    ==========       ====
      Securities sold with an obligation for us to
        purchase accounted for as trading securities..$   (14,966)    $   (12,921)   $  (12,921)      N/A
                                                      ===========     ===========    ==========       ====


     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or included as a component of net income or loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of each such investee. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary loss with a permanent reduction in the cost basis component of the investment. The cost of investments reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at March 31, 2002 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following table reflects the estimated effects on the market value of our financial instruments as of March 31, 2002 based upon assumed immediate adverse effects as noted below (in thousands).

Trading Purposes:

                                                                                    Carrying           Equity
                                                                                      Value          Price Risk
                                                                                      -----          ----------

         Equity securities.........................................................$  18,032        $  (1,803)
         Debt securities...........................................................    1,840             (184)
         Securities sold with an obligation to purchase............................  (12,921)           1,292


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

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at March 31, 2002 with all other variables held constant. For purposes of this analysis, our debt securities, which are entirely convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Purposes:

                                                          Carrying     Interest      Equity           Foreign
                                                            Value      Rate Risk   Price Risk      Currency Risk
                                                            -----      ---------   ----------      -------------
      Cash equivalents..................................$  440,574    $      (81)   $      --       $       --
      Restricted cash equivalents.......................    32,485            --           --               --
      Available-for-sale United States government
         and government agency debt securities..........    78,970        (1,185)          --               --
      Available-for-sale corporate debt securities......     5,179           (17)          --               --
      Available-for-sale asset-backed securities........    24,985        (2,374)          --               --
      Available-for-sale equity securities..............    26,862            --       (2,686)              --
      Available-for-sale debt mutual fund...............     7,898          (158)          --               --
      Other investments.................................    64,491        (1,768)      (3,025)            (199)
      Long-term debt....................................   307,792       (13,105)          --               --
      Interest rate swap agreement in a payable
         position.......................................       401          (377)          --               --
      Written call option on common stock...............        87            --         (340)              --

     The sensitivity analysis of financial instruments held at March 31, 2002 for purposes of other than trading assumes an instantaneous change in market interest rates of one percentage point and an instantaneous 10% decrease in the equity markets in which we are invested, both with all other variables held constant. For purposes of this analysis, our debt investments are assumed to have average maturities as set forth below. Cash equivalents were principally $344.3 million of money market funds which are assumed to have no interest rate risk since they maintain a stable value and $66.0 million of United States government debt securities and commercial paper with maturities of three months or less when acquired and are each assumed to have an average maturity of 45 days. Restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since they maintain a stable value. United States government and government agency debt securities consist of several securities with maturities ranging from nine months to two years when acquired and are assumed to have an average maturity of eighteen months. Corporate debt securities consisted almost entirely of short-term commercial paper and are assumed to have an average maturity of 120 days. Asset-backed securities have expected maturities ranging from less than one year to thirty years when acquired and are assumed to have an average maturity of nine and one-half years. Our debt mutual fund has underlying investments with an average duration of two years and, accordingly, is assumed to have an average maturity of two years. The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvested in similar securities, the effect of the interest rate risk of one percentage point above their levels at March 31, 2002 would continue beyond the maturities assumed.

     The interest rate risk presented with respect to our long-term debt relates to only our fixed-rate debt and represents the potential impact the indicated change has on the fair value of such debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value since the floating interest rate resets monthly. However, we have an interest rate swap agreement but with an embedded written call option on our variable-rate debt. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

     For investments in investment limited partnerships and similar investment entities accounted for at cost and other non-current investments which trade in public markets included in "Other investments" in the table above, the sensitivity analysis assumes (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies generally was unchanged since December 30, 2001 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency rates were other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at March 31, 2002, with all other variables held constant.

     We also have a written call option on our class A common stock which effectively arose upon the assumption of our zero coupon convertible subordinated debentures by the purchaser of our former beverage businesses. Although the debentures were assumed by the purchaser, they remain convertible into our class A common stock. The equity risk presented with respect to this written call option represents the potential impact of an instantaneous 10% increase in the price of our class A common stock on the fair value of the written call option and on our financial position and results of operations.

Part II. Other Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company") and those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

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

     o  The business and financial viability of key franchisees;

     o Availability, location and terms of sites for restaurant development by franchisees;

     o The ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

     o The ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate multiple Arby's restaurants;

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

     o The costs, uncertainties and other effects of legal, environmental and administrative proceedings;

     o The impact of general economic conditions on consumer spending, including a slower consumer economy, the effects of the events of September 11, 2001 and the effects of war or other terrorist activities;

     o  Adverse weather conditions; and

     o Other risks and uncertainties referred to in Triarc's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (see especially "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, a vacant property owned by our indirect subsidiary, Adams Packing Association, Inc., was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection conducted a preliminary investigation of the site, including soil and groundwater sampling. Adams Packing has been orally informed that a purpose of the preliminary investigation was to determine whether the property should be included on the National Priorities List ("NPL") created under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The NPL is a listing of sites where known and threatened releases of hazardous substances have been identified and these sites, on the basis of an evaluation of relative risk or danger to the public health or the environment, have been assigned a numerical rating which exceeds a threshold established for inclusion on the NPL. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believed that further unspecified action is warranted at the site. Based upon the preliminary nature of the testing, the extent of the contamination of the Adams Packing property and the remediation, if any, that might be required is not yet known. Consequently, it is currently not possible to estimate the potential costs of this matter, which could possibly be significant. Based on currently available information, including various legal defenses available to us and/or Adams Packing, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial position or results of operations.

Item 5.  Other Events

     On May 1, 2002 we announced that we have submitted a bid to acquire Sybra, Inc., the second largest franchisee of the Arby's(R) brand. Sybra, Inc., a subsidiary of I.C.H. Corporation and currently in Chapter 11, owns and operates 239 Arby's restaurants in nine states located primarily in Michigan, Texas, Pennsylvania, New Jersey and Florida.

     Under our bid, in return for 100% of the equity of a reorganized Sybra, we would make a $10 million investment and Sybra would remain exclusively liable for its long-term debt and capital lease obligations, which aggregated approximately $104 million as of December 29, 2001, on terms to be agreed upon. In addition, we would make available $2 million to be paid to ICH's creditors.

     In February 2002, ICH and its principal subsidiaries, including Sybra, each voluntarily filed petitions for reorganization under chapter 11 of the Bankruptcy Code. Sybra has stated that the purpose of the filings was to separate Sybra's Arby's operations from certain ongoing ICH liabilities related to ICH's former ownership of the California-based Lyon's restaurant chain. To date, the filings appear to have helped preserve Sybra's Arby's operations, allowing essentially all of Sybra's restaurants to continue to operate without disruption.

     There can be no assurance that our bid for Sybra will be accepted by Sybra or its creditors or approved by the Bankruptcy Court or, if accepted, that the terms of the proposed acquisition would be as provided above. In addition, there can be no assurance that such acquisition will be completed, or, if completed, that Sybra will be successfully integrated with the operations of Triarc and its subsidiaries, including Arby's, Inc.

Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     The Registrant filed a report on Form 8-K on February 19, 2002, which included information under Item 9 of such form.

     The Registrant filed a report on Form 8-K on March 27, 2002, which included information under Item 7 of such form.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIARC COMPANIES, INC.
                                   (Registrant)

Date:  May 14, 2002

                                   By:  /S/ FRANCIS T. McCARRON
                                   ----------------------------
                                   Francis T. McCarron
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Company)



                                   By:  /S/ FRED H. SCHAEFER
                                   -------------------------
                                   Fred H. Schaefer
                                   Senior Vice President and
                                   Chief Accounting Officer
                                   (Principal accounting officer)