Form 10-Q
period 2002-06-30
TRIARC COMPANIES INC
filed 2002-08-13
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
     ACT OF 1934

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

     There were 20,507,131 shares of the registrant's Class A Common Stock outstanding as of the close of business on July 31, 2002.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 30,           June 30,
                                                                                          2001 (A)               2002
                                                                                          --------               ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................................$  506,461            $  447,193
     Short-term investments............................................................   153,401               185,916
     Receivables.......................................................................    14,969                16,433
     Deferred income tax benefit.......................................................    11,495                12,086
     Prepaid expenses..................................................................     3,435                 3,404
                                                                                       ----------            ----------
        Total current assets...........................................................   689,761               665,032
Restricted cash equivalents............................................................    32,506                32,485
Investments............................................................................    42,074                39,621
Properties.............................................................................    60,989                57,919
Goodwill ..............................................................................    17,922                17,922
Other intangible assets................................................................     5,472                 5,253
Deferred costs and other assets........................................................    19,685                20,844
                                                                                       ----------            ----------
                                                                                       $  868,409            $  839,076
                                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$   24,768            $   25,538
     Accounts payable..................................................................     2,941                 6,257
     Accrued expenses..................................................................    73,453                59,277
     Net current liabilities relating to discontinued operations.......................    31,962                32,404
                                                                                       ----------            ----------
        Total current liabilities......................................................   133,124               123,476
Long-term debt.........................................................................   288,955               276,225
Deferred compensation payable to related parties.......................................    24,356                24,983
Deferred income taxes..................................................................    69,606                67,621
Deferred income, other liabilities and minority interests in a consolidated subsidiary.    19,971                19,611
Stockholders' equity:
     Common stock......................................................................     2,955                 2,955
     Additional paid-in capital........................................................   129,608               131,077
     Retained earnings.................................................................   359,652               351,095
     Common stock held in treasury.....................................................  (160,639)             (157,653)
     Accumulated other comprehensive income (deficit)..................................       821                  (314)
                                                                                       ----------            ----------
        Total stockholders' equity.....................................................   332,397               327,160
                                                                                       ----------            ----------
                                                                                       $  868,409            $  839,076
                                                                                       ==========            ==========


(A) Derived from the audited consolidated financial statements as of December 30, 2001.






       See accompanying notes to condensed consolidated financial statements.



                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Six Months Ended
                                                            ------------------------         ------------------------
                                                             July 1,        June 30,          July 1,        June 30,
                                                              2001            2002             2001            2002
                                                              ----            ----             ----            ----
                                                                       (In Thousands Except Per Share Amounts)
                                                                                   (Unaudited)

Revenues, investment income (loss) and other income
  (expense):
    Royalties and franchise and related fees................$  23,030      $  24,837         $ 43,889       $  47,218
    Investment income (loss), net...........................    8,066         (4,915)          23,323           1,147
    Other income (expense), net.............................    8,529         (1,008)           9,090          (1,578)
                                                            ---------      ---------         --------       ---------
       Total revenues, investment income (loss) and
         other income (expense).............................   39,625         18,914           76,302          46,787
                                                            ---------      ---------         --------       ---------

Costs and expenses:
    General and administrative..............................   24,300         19,331           37,034          38,837
    Depreciation and amortization, excluding amortization
       of deferred financing costs..........................    1,411          1,674            3,165           3,255
    Interest expense........................................    9,815          6,803           16,363          13,163
    Insurance expense related to long-term debt.............    1,199          1,130            2,440           2,305
                                                            ---------      ---------         --------       ---------
       Total costs and expenses.............................   36,725         28,938           59,002          57,560
                                                            ---------      ---------         --------       ---------
           Income (loss) from continuing operations
              before income taxes and minority interests ...    2,900        (10,024)          17,300         (10,773)
Benefit from (provision for) income taxes...................   (1,940)         1,267           (8,132)            970
Minority interests in loss of a consolidated subsidiary.....       --          1,246               --           1,246
                                                            ---------      ---------         --------       ---------
           Income (loss) from continuing operations.........      960         (7,511)           9,168          (8,557)
Discontinued operations:
    Gain on disposal, net of income taxes...................   38,517             --           38,517              --
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$  39,477      $  (7,511)        $ 47,685       $  (8,557)
                                                            =========      =========         ========       =========

Basic income (loss) per share:
           Continuing operations............................$     .04      $    (.37)        $    .41       $    (.42)
           Discontinued operations..........................     1.73             --             1.73              --
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$    1.77      $    (.37)        $   2.14       $    (.42)
                                                            =========      =========         ========       =========


Diluted income (loss) per share:
           Continuing operations............................$     .04      $    (.37)        $    .39       $    (.42)
           Discontinued operations..........................     1.64             --             1.64              --
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$    1.68      $    (.37)        $   2.03       $    (.42)
                                                            =========      =========         ========       =========











   See accompanying notes to condensed consolidated financial statements.




                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended
                                                                                         ------------------------------
                                                                                           July 1,             June 30,
                                                                                            2001                 2002
                                                                                            ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Cash flows from continuing operating activities:
   Net income (loss)....................................................................$   47,685           $   (8,557)
   Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
        Operating investment adjustments, net (see below)...............................    (5,677)               5,767
        Depreciation and amortization of properties.....................................     1,882                2,834
        Amortization of goodwill .......................................................       421                   --
        Amortization of other intangible assets and certain other items.................       862                  421
        Amortization of deferred financing costs and original issue discount............     1,071                  964
        Collection (recognition) of litigation settlement receivable....................    (3,333)               1,667
        Equity in losses of investees, net..............................................       111                  705
        Deferred compensation provision ................................................     1,030                  627
        Deferred income tax benefit.....................................................    (1,986)              (1,985)
        Minority interests in loss of a consolidated subsidiary.........................        --               (1,246)
        Income from discontinued operations.............................................   (38,517)                  --
        Other, net......................................................................       169                  475
        Changes in operating assets and liabilities:
           Decrease in receivables......................................................       285                  164
           Decrease (increase) in prepaid expenses......................................    (1,505)                  31
           Decrease in accounts payable and accrued expenses............................    (9,442)              (9,400)
                                                                                        ----------           ----------
              Net cash used in continuing operating activities..........................    (6,944)              (7,533)
                                                                                        ----------           ----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     8,163              (42,397)
   Purchase of fractional interest in corporate aircraft................................        --               (1,200)
   Capital expenditures and, in 2001, deposit for purchase of corporate aircraft........    (3,379)                 (23)
   Other................................................................................      (128)                 (78)
                                                                                        ----------           ----------
              Net cash provided by (used in) continuing investing activities............     4,656              (43,698)
                                                                                        ----------           ----------
Cash flows from continuing financing activities:
   Repayments of long-term debt.........................................................    (7,966)             (11,962)
   Proceeds from stock option exercises.................................................     2,959                3,273
   Repurchases of common stock for treasury.............................................    (3,703)                  --
   Other................................................................................       250                  210
                                                                                        ----------           ----------
              Net cash used in continuing financing activities..........................    (8,460)              (8,479)
                                                                                        ----------           ----------
Net cash used in continuing operations..................................................   (10,748)             (59,710)
Net cash provided by (used in) discontinued operations..................................  (182,522)                 442
                                                                                        ----------           ----------
Net decrease in cash and cash equivalents...............................................  (193,270)             (59,268)
Cash and cash equivalents at beginning of period........................................   596,135              506,461
                                                                                        ----------           ----------
Cash and cash equivalents at end of period..............................................$  402,865           $  447,193
                                                                                        ==========           ==========

Details of cash flows related to investments:
   Operating investment adjustments, net:
     Proceeds from sales of trading securities..........................................$   49,515           $   25,531
     Cost of trading securities purchased...............................................   (46,334)             (25,601)
     Net recognized losses from trading securities......................................       550                5,163
     Net recognized (gains) losses, including other than temporary losses, in other than trading securities and short positions in securities and equity in
       investment limited partnerships..................................................    (4,245)                 427
     Net amortization of premium (accretion of discount) on debt securities.............    (5,163)                 247
                                                                                        ----------           ----------
                                                                                        $   (5,677)          $    5,767
                                                                                        ==========           ==========
   Investing investment activities, net:
     Proceeds from sales and maturities of available-for-sale securities and other
       investments......................................................................$  100,120           $   37,008
     Cost of available-for-sale securities and other investments purchased..............   (88,400)             (81,667)
     Proceeds of securities sold short..................................................    12,984               18,842
     Payments to cover short positions in securities....................................   (16,541)             (16,580)
                                                                                        ----------           ----------
                                                                                        $    8,163           $  (42,397)
                                                                                        ==========           ==========

       See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and, in 2001, the adjustment to the gain on disposal of discontinued operations (see Note 4), necessary to present fairly the Company's financial position as of December 30, 2001 and June 30, 2002, its results of operations for the three and six-month periods ended July 1, 2001 and June 30, 2002 and its cash flows for the six-month periods ended July 1, 2001 and June 30, 2002 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first half of fiscal 2001 commenced on January 1, 2001 and ended on July 1, 2001, with its second quarter of 2001 commencing on April 2, 2001. The Company's first half of fiscal 2002 commenced on December 31, 2001 and ended on June 30, 2002, with its second quarter of 2002 commencing on April 1, 2002. The periods from April 2, 2001 to July 1, 2001 and January 1, 2001 to July 1, 2001 are referred to herein as the three-month and six-month periods ended July 1, 2001, respectively. The periods from April 1, 2002 to June 30, 2002 and December 31, 2001 to June 30, 2002 are referred to herein as the three-month and six-month periods ended June 30, 2002, respectively. Each quarter contained 13 weeks and each half contained 26 weeks.

     Certain amounts included in the accompanying prior periods' condensed consolidated statements of operations and statement of cash flows have been reclassified to conform with the current periods' presentation.

(2)  Significant Accounting Policies Update

     Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other
Intangible Assets," and SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," issued by the Financial Accounting Standards Board.

     Under SFAS 142, costs in excess of net assets of acquired companies ("Goodwill"), relating to the Company's restaurant franchising operations and aggregating $17,922,000 as of December 30, 2001 and June 30, 2002, are no longer amortized effective December 31, 2001. SFAS 142 requires that Goodwill be tested for impairment at least annually by applying a fair value-based test. The Company has determined that there was no impairment of Goodwill upon adoption of SFAS 142. Further, the Company has determined that all of its other intangible assets, principally trademarks, have finite useful lives and, accordingly, will continue to be amortized.

     The following sets forth information on other intangible assets subject to amortization (in thousands):

                                                                                              June 30, 2002
                                                                                  -------------------------------------
                                                                                               Accumulated
                                                                                     Cost     Amortization        Net
                                                                                     ----     ------------        ---
      Trademarks..................................................................$  7,776      $  2,781      $  4,995
      Computer software and distribution rights...................................     414           156           258
                                                                                  --------      --------     ---------
                                                                                  $  8,190      $  2,937      $  5,253
                                                                                  ========      ========      ========


      Aggregate amortization expense:
         Actual:
               Three months ended June 30, 2002..........$  193
               Six months ended June 30, 2002............   347

         Estimate for fiscal year:
               2002......................................$  689
               2003......................................   677
               2004......................................   558
               2005......................................   558
               2006......................................   558

     The following is a reconciliation of reported net income and income per share adjusted on a pro forma basis for the reversal of Goodwill amortization, net of tax, as though SFAS 142 had been in effect as of January 1, 2001 (in thousands except per share amounts):

                                      Three Months Ended July 1, 2001              Six Months Ended July 1, 2001
                                    -----------------------------------         -----------------------------------
                                    As Reported  Adjustment   Pro Forma         As Reported  Adjustment   Pro Forma
                                    -----------  ----------   ---------         -----------  ----------   ---------
      Net income.....................$ 39,477      $   207    $  39,684          $ 47,685       $ 415     $  48,100
      Net income per share:
         Basic.......................    1.77          .01         1.78              2.14         .02          2.16
         Diluted.....................    1.68          .01         1.69              2.03         .02          2.05

     Under SFAS 144, the Company continues to review certain long-lived assets other than Goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed. The Company has determined that for the six months ended June 30, 2002 none of its long-lived assets required testing for impairment. Accordingly, the adoption of SFAS 144 had no effect on the Company's consolidated financial position or results of operations for the three and six-month periods ended June 30, 2002.

(3)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):

                                                                  Three Months Ended            Six Months Ended
                                                               ------------------------   -------------------------
                                                                July 1,       June 30,      July 1,       June 30,
                                                                 2001           2002         2001           2002
                                                                 ----           ----         ----           ----

      Net income (loss)........................................$  39,477    $ (7,511)     $  47,685      $  (8,557)
      Net change in unrealized holding gains or losses on
        available-for-sale securities (see below)..............      663       1,875           (765)        (1,109)
      Net change in currency translation adjustment............       21         (29)            32            (26)
                                                               ---------    --------      ---------      ---------
      Comprehensive income (loss)..............................$  40,161    $ (5,665)     $  46,952      $  (9,692)
                                                               =========    ========      =========      =========

     The following is a summary of the components of the net change in the unrealized holding gains or losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):



                                                                  Three Months Ended            Six Months Ended
                                                               ------------------------   -------------------------
                                                                July 1,       June 30,      July 1,       June 30,
                                                                 2001           2002         2001           2002
                                                                 ----           ----         ----           ----

      Net change in unrealized appreciation or depreciation
        of available-for-sale securities during the period.....$   1,095    $    (86)     $     462      $    (422)
      (Less) plus reclassification of prior period net
        (appreciation) depreciation included in net
        income or loss.........................................      (78)      3,014         (1,367)        (1,334)
                                                               ---------    --------      ---------      ---------
                                                                   1,017       2,928           (905)        (1,756)
      Change in equity in unrealized gain on a retained
        interest...............................................       --         (21)          (245)            57
      Income tax (provision) benefit...........................     (354)     (1,032)           385            590
                                                               ---------    --------      ---------      ---------
                                                               $     663    $  1,875      $    (765)     $  (1,109)
                                                               =========    ========      =========      =========

(4)  Discontinued Operations

     In 2000 the Company sold (the "Snapple Beverage Sale") the stock of the companies comprising its former premium beverage and soft drink concentrate business segments (the "Beverage Operations") to affiliates of Cadbury Schweppes plc ("Cadbury"). Further, prior to 2001 the Company sold the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Operations") of SEPSCO, LLC, a subsidiary of the Company. The Beverage Operations and the SEPSCO Operations have been accounted for as discontinued operations since their respective dates of sale.

     The consideration paid to the Company in the Snapple Beverage Sale consisted of (1) cash, which is subject to further post-closing adjustment as described below and (2) the assumption by Cadbury of debt and related accrued interest. The Snapple Beverage Sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it believes that it is entitled to receive from the Company a post-closing adjustment of $27,605,000 and the Company, on the other hand, has stated that it believes that it is entitled to receive from Cadbury a post-closing adjustment of $5,586,000, in each case plus interest at 7.19% from October 25, 2000. The
Company is in arbitration with Cadbury to determine the amount of the post-closing adjustment. The Company expects the arbitration process to be completed in the fourth quarter of 2002.

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):

                                                                                   December 30,            June 30,
                                                                                       2001                 2002
                                                                                       ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Operations.................................................................$    29,067          $    29,576
      Net liabilities of SEPSCO Operations (net of assets held for sale of $234)...      2,895                2,828
                                                                                   -----------          -----------
                                                                                   $    31,962          $    32,404
                                                                                   ===========          ===========

 (5)  Income (Loss) Per Share

     Basic income (loss) per share for the three-month and six-month periods ended July 1, 2001 and June 30, 2002 has been computed by dividing net income or loss by the weighted average number of common shares outstanding of 22,299,000, 22,278,000, 20,486,000 and 20,454,000, respectively. Diluted loss per share for the three and six-month periods ended June 30, 2002 is the same as the basic loss per share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the net loss would have been antidilutive. Diluted income per share for the three and six-month periods ended July 1, 2001 has been computed by dividing the income by an aggregate 23,504,000 and 23,519,000 shares, respectively, which include the 1,205,000 and 1,241,000 potential common share effect, respectively, of dilutive stock options computed using the treasury stock method. The shares for diluted income per share for the three and six-month periods ended July 1, 2001 exclude any effect of (1) a written call option on the Company's common stock in conjunction with the assumption of the Company's zero coupon convertible debentures by Cadbury and
(2) a forward purchase obligation for common stock whereby the Company repurchased 1,999,207 shares of its former class B common stock on August 10, 2001, since the effect of each of these on income per share would have been antidilutive.

(6) Transactions with Related Parties

     The Company leased a helicopter until April 4, 2002 from a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") under a dry lease which was scheduled to expire in September 2002. Annual rent for the helicopter was $382,000 from October 1, 2000 through September 30, 2001, and increased to $392,000 as of October 1, 2001 as a result of an annual cost of living adjustment. In connection with the dry lease, the Company had rent expense of $191,000 and $98,000 included in "General and administrative" in the accompanying condensed consolidated statements of operations for the six-month periods ended July 1, 2001 and June 30, 2002, respectively. The Company terminated its lease effective April 1, 2002 and, in consideration for $150,000, was released from all of its remaining obligations under the lease, including a then remaining rental obligation of $196,000. The $150,000 of consideration paid was charged to "General and administrative" during the three-month period ended June 30, 2002 when the lease was terminated.

     Effective March 1, 2001 the Company received a $5,000,000 interest-bearing note (the "Executives' Note") from the Executives as part of a settlement of a class action lawsuit receivable in three equal installments due March 31, 2001, 2002 and 2003. The Company recorded the $5,000,000 during the three-month period ended April 1,2001 as a reduction of compensation expense included in "General and administrative" in the accompanying condensed consolidated statement of operations for the six-month period ended July 1, 2001, since the settlement effectively represented an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum and, in accordance with its terms, was adjusted on April 2, 2001 to 4.92% per annum and was again adjusted on April 1, 2002 to 1.75%. The Company recorded interest income on the Executives' Note of $66,000 and $48,000 for the six-month periods ended July 1, 2001 and June 30, 2002, respectively. In March 2001 and March 2002 the Company collected the first and second installments aggregating $3,333,000 on the Executives' Note. The Company also collected related interest of $25,000 and $163,000 during the six-month periods ended July 1, 2001 and June 30, 2002, respectively. The remaining balance of the Executives' Note of $1,667,000 is included in "Receivables" in the accompanying condensed consolidated balance sheet as of June 30, 2002.

     Triarc recorded incentive compensation of $22,500,000 during 2000 to the Executives which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit on January 23, 2001. The increase in the fair value of the investments in the Deferred Compensation Trusts for the six-month periods ended July 1, 2001 and June 30, 2002 resulted in deferred compensation expense of $1,030,000 and $627,000, respectively, included in "General and administrative." For the three-month period ended July 1, 2001 the increase in fair value resulted in deferred compensation expense of $877,000. For the three-month period ended June 30, 2002 the decrease in fair value resulted in a reversal of expense of $297,000. Under accounting principles generally accepted in the United States of America, the Company recognized investment income of $171,000 on the investments in the Deferred Compensation Trusts during the six-month period ended July 1, 2001 but was not able to recognize any investment income on the increase in value of the investments in the Deferred Compensation Trusts during the six-month period ended June 30, 2002. This disparity between compensation expense and investment income recognized will reverse in future periods as either (1) the investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. The related obligation is reported as "Deferred compensation payable to related parties" and the investments in the Deferred Compensation Trusts are reported in "Investments" in the accompanying condensed consolidated balance sheets.

     As disclosed in more detail in the related party footnote (Note 24) to the consolidated financial statements contained in the Form 10-K, the Company has provided a number of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management. The Company did not enter into any new co-investments or make any co-investment loans to management officers or employees during the six-month period ended June 30, 2002 and management has notified the Company's board of directors that the Company does not intend to make any further co-investment loans. Moreover, under recently enacted Federal legislation, the Company is not permitted to make any new loans to its executive officers. During March 2002 the Company collected the remaining $216,000 of recourse notes and $18,000 of related accrued interest owed by management in connection with their co-investment in 280 KPE Holdings, LLC ("280 KPE") and also collected $45,000 of notes in connection with another co-investment. During the year ended December 30, 2001, the Company wrote off $219,000 of non-recourse notes and $14,000 of related accrued interest owed by management in connection with their investment in 280 KPE due to the worthlessness of the underlying investments held by 280 KPE. Such non-recourse notes were forgiven during March 2002. Under this policy, as of June 30, 2002 the Company had in total $2,492,000 principal amount of co-investment notes receivable from management, of which $1,246,000 were non-recourse. These notes are included in "Deferred costs and other assets" in the accompanying condensed consolidated balance sheets.

     Also as disclosed in the related party footnote (Note 24) to the consolidated financial statements contained in the Form 10-K, the Company has an investment in Scientia Health Group Limited ("Scientia") through its 55.9% ownership of 280 BT Holdings LLC ("280 BT"). One of the Executives has been designated to serve on Scientia's board of directors. In July 2002, the executive chairman of the board of Scientia resigned and in August 2002 was indicted by a Federal grand jury. The Company is monitoring the effect, if any, this resignation and indictment will have on the value, as disclosed below, of the Company's investment. 280 BT invested $5,000,000 in Scientia in November 2001, of which $2,500,000 was invested by the Company. Management invested
$2,475,000 under the Company's co-investment policy; such amount includes co-investment loans by the Company to a number of members of management aggregating $1,650,000 as of June 30, 2002, of which $825,000 are non-recourse. These notes are included in the total $2,492,000 aggregate principal amount of co-investment notes receivable as of June 30, 2002 referred to in the paragraph above. The Company accounts for 280 BT as a consolidated subsidiary and includes 280 BT's total investment in Scientia in "Investments" in the accompanying condensed consolidated balance sheets and also reports related minority interests in "Deferred income, other liabilities and minority interests in a consolidated subsidiary." As of June 30, 2002, the carrying value of the investment in Scientia was the gross amount of $4,552,000, representing cost less an unrealized loss in an investment made by Scientia that was deemed to be other than temporary, effectively reduced by minority interests of $2,007,000.

     As of December 30, 2001, the Company owned 8.4% and certain of its present and former officers, including entities controlled by them, owned 19.3% of the common stock of Encore Capital Group, Inc. ("Encore"), which was formerly MCM Capital Group, Inc. During the six-month period ended June 30, 2002, certain existing stockholders of Encore made an aggregate $5,000,000 investment in newly-issued convertible preferred stock of Encore, of which the Company invested $873,000 and some of those present and former officers referred to above invested $1,627,000. The Company had $744,000 of cumulative unrecorded equity in losses of Encore as of December 30, 2001 since the Company had previously reduced its investment in Encore to zero. The Company recognized the $744,000 in connection with its $873,000 additional investment during the three-month period ended March 31, 2002 as a charge to "Other income (expense), net" in the accompanying condensed consolidated statement of operations for the six-month period ended June 30, 2002. The Company also recognized $48,000 of equity in earnings of Encore during the six-month period ended June 30, 2002. Concurrently with the $5,000,000 investment, a financial institution which holds senior notes of Encore forgave obligations thereunder aggregating $5,323,000. Encore recorded an increase in its additional paid-in capital of $4,665,000 for the forgiveness of this debt during its first quarter of 2002, representing the $5,323,000 less $658,000 of related unamortized debt discount and deferred loan costs. The Company recorded its equity of $393,000 in such amount as an increase in "Additional paid-in capital" during the six-month period ended June 30, 2002.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 24 to the consolidated financial statements contained in the Form 10-K.

(7) Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc. ("Adams"), a non-operating subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection (the "FDEP") conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believed that further unspecified action is warranted at the site. Adams has engaged an environmental consultant that is currently conducting further investigation of the site pursuant to an agreement with the FDEP. The investigation by Adams' environmental consultant is intended to determine the extent of the soil and groundwater contamination and the appropriate remediation for that contamination. This investigation is currently at an early stage and the nature and extent of the remediation that will ultimately be required cannot be determined with exact certainty. However, based on a preliminary cost estimate developed by the environmental consultant and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter which is included in the aggregate reserves for all legal and environmental matters set forth below.

     As disclosed more fully in the Form 10-K, on March 23, 1999 a stockholder filed a complaint against the Company and the Executives on behalf of persons who held Triarc class A common stock which, as amended, alleges that the Company's tender offer statement filed with the Securities and Exchange Commission, pursuant to which the Company repurchased 3,805,015 shares of its class A common stock for $18.25 per share, was materially false and misleading. The Company and the Executives have moved for summary judgment dismissing the action and the plaintiff has moved to certify a class. The court is scheduled to hear argument on the motions on August 26, 2002.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its business. Triarc and its subsidiaries have reserves for all of its legal and environmental matters aggregating $3,000,000 as of June 30, 2002. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(8)  Subsequent Events

     On July 17, 2002, the Company submitted a revised bid to acquire Sybra, Inc. and its affiliate, Sybra of Connecticut, Inc. (collectively, "Sybra"), subsidiaries of I.C.H. Corporation ("ICH"). Previously on May 1, 2002, the Company announced that it had submitted its original bid to acquire Sybra. Sybra and ICH filed for protection under chapter 11 of the United States Bankruptcy Code on February 5, 2002 in order to restructure their financial obligations. Sybra owns and operates 239 Arby's restaurants and is the second largest franchisee of Arby's restaurants. Under the revised bid, the Company offered to make a $14,500,000 investment in Sybra on terms to be agreed upon. In addition, the Company offered to make approximately $3,500,000 available to be paid to ICH's creditors. That bid expired unaccepted on July 26, 2002. On July 29, 2002, Sybra notified the Company of its intention to proceed with a plan of reorganization pursuant to which Sybra would be acquired by an entity controlled by the Company's largest franchisee and Sybra's incumbent senior management. On August 1, 2002, the Company filed a motion with the bankruptcy court seeking to terminate the exclusive right of Sybra/ICH to propose a reorganization plan and seeking the right to propose a competing plan of reorganization pursuant to which Sybra would be acquired by the Company. On August 7, 2002, the Company agreed with the official committee of unsecured creditors of ICH and Sybra that any plan of reorganization offered by the Company or any further offer by the Company to acquire Sybra would provide that the Company would make not less than $4,500,000 available to be paid to ICH's non-insider general unsecured creditors. Oral arguments on the Company's motion were heard on August 8, 2002, at which time the court terminated ICH's and Sybra's exclusive right to file a plan of reorganization. The court also set a deadline of September 13, 2002 for the competing bidders to file their proposed plans and scheduled hearings on October 7, 2002 to determine the adequacy of the disclosure statements for those plans and November 12, 2002 to determine which of the competing plans is to be approved. At this time, it is not possible to determine the outcome of the Company's efforts to acquire Sybra.

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

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 2001 commenced on January 1, 2001 and ended on July 1, 2001, with our second quarter of 2001 commencing on April 2, 2001. Our first half of fiscal 2002 commenced on December 31, 2001 and ended on June 30, 2002, with our second quarter of 2002 commencing on April 1, 2002. When we refer to the "six months ended July 1, 2001," or the "2001 first half," and the "three months ended July 1, 2001," or the "2001 second quarter," we mean the periods from January 1, 2001 to July 1, 2001 and April 2, 2001 to July 1, 2001, respectively. When we refer to the "six months ended June 30, 2002," or the "2002 first half," and the "three months ended June 30, 2002," or the "2002 second quarter," we mean the periods from December 31, 2001 to June 30, 2002 and April 1, 2002 to June 30, 2002, respectively. Each half contained 26 weeks and each quarter contained 13 weeks.

     Certain amounts presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three and six-month periods ended July 1, 2001 have been reclassified to conform with the current periods' presentation.

Results of Operations

     Set forth below is a table that summarizes and compares our results of operations for (1) the six months ended July 1, 2001 and June 30, 2002 and (2) the three months ended July 1, 2001 and June 30, 2002, and provides the amount and percent of the change between those respective periods. We consider certain percentage changes between periods to be not measurable or not meaningful, and we refer to these as "n/m."


                                                       Six Months Ended                      Three Months Ended
                                                      ------------------       Change        ------------------        Change
                                                      July 1,   June 30,  -----------------  July 1,   June 30,   ------------------
                                                       2001      2002     Amount    Percent    2001      2002     Amount     Percent
                                                       ----      ----     ------    -------    ----      ----     ------     -------
                                                                    (In Millions Except Percents)
Revenues, investment income (loss) and other income
  (expense):
   Royalties and franchise and related fees .........$ 43.9     $  47.2   $   3.3      8 %   $  23.0   $  24.8   $  1.8        8 %
   Investment income (loss), net ....................  23.3         1.1     (22.2)   (95)%       8.1      (4.9)   (13.0)    (161)%
   Other income (expense), net  .....................   9.1        (1.5)    (10.6)  (117)%       8.5      (1.0)    (9.5)    (112)%
                                                     ------     -------   -------            -------   -------   ------
     Total revenues, investment income (loss) and
       other income (expense)  ......................  76.3        46.8     (29.5)   (39)%      39.6      18.9    (20.7)     (52)%
                                                     ------     -------   -------            -------   -------   ------
Costs and expenses:
   General and administrative .......................  37.0        38.8       1.8      5 %      24.3      19.3     (5.0)     (20)%
   Depreciation and amortization, excluding
     amortization of deferred financing costs .......   3.2         3.3       0.1      3 %       1.4       1.7      0.3       19 %
   Interest expense .................................  16.4        13.2      (3.2)   (20)%       9.8       6.8     (3.0)     (31)%
   Insurance expense related to long-term debt ......   2.4         2.3      (0.1)    (6)%       1.2       1.1     (0.1)      (6)%
                                                     ------     -------   -------            -------   -------   ------
     Total costs and expenses .......................  59.0        57.6      (1.4)    (2)%      36.7      28.9     (7.8)     (21)%
                                                     ------     -------   -------            -------   -------   ------
       Income (loss) from continuing operations
         before income taxes and minority interests..  17.3       (10.8)    (28.1)    n/m        2.9     (10.0)   (12.9)      n/m
Benefit from (provision for) income taxes ...........  (8.1)        1.0       9.1     n/m       (1.9)      1.3      3.2       n/m
Minority interests in loss of a consolidated
  subsidiary.........................................    --         1.2       1.2     n/m         --       1.2      1.2       n/m
                                                     ------     -------   -------            -------   -------   ------
       Income (loss) from continuing operations......   9.2        (8.6)    (17.8)    n/m        1.0      (7.5)    (8.5)      n/m
Discontinued operations..............................  38.5          --     (38.5)    n/m       38.5        --    (38.5)      n/m
                                                     ------     -------   -------            -------   -------   ------
       Net income (loss).............................$ 47.7     $  (8.6)   $(56.3)   n/m    $  39.5   $  (7.5)  $(47.0)      n/m
                                                     ======     =======    ======           =======   =======   ======

Six Months Ended June 30, 2002 Compared with Six Months Ended July 1, 2001

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which are generated entirely from our restaurant franchising business, increased $3.3 million, or 8%, to $47.2 million for the six months ended June 30, 2002 from $43.9 million for the six months ended July 1, 2001 reflecting a $3.8 million, or 9%, increase in royalties partially offset by a $0.5 million, or 32%, decrease in franchise and related fees. The increase in royalties consisted of (1) a $1.9 million improvement resulting from the royalties from the 114 restaurants opened since July 1, 2001, with generally higher than average sales volumes, replacing the royalties from the 84 underperforming restaurants closed since July 1, 2001 and
(2) a $1.9 million improvement due to a 3.9% increase in same-store sales of franchised restaurants. The decrease in franchise and related fees was principally due to lower franchise fees primarily as a result of franchisees opening 17 fewer restaurants in the 2002 first half compared with the 2001 first half and, to a lesser extent, a decrease in fees from franchisees for training and for transferring franchise agreements. We currently anticipate a continued combined increase in royalties and franchise and related fees for the 2002 second half compared with the 2001 second half, but at a lower rate than the 8% increase experienced during the 2002 first half. Forfeited deposits in the fourth quarter of 2001 reflected the termination of a significant number of commitments to open new franchised restaurants by one of our franchisees and we do not expect terminations to recur at the same level in the 2002 second half.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Six Months Ended
                                                                       ----------------
                                                                    July 1,        June 30,
                                                                     2001            2002              Change
                                                                     ----            ----              ------
                                                                                 (In Millions)

         Interest income...........................................$   19.3          $  5.7          $  (13.6)
         Other than temporary unrealized losses....................    (0.4)           (8.1)             (7.7)
         Recognized net gains......................................     4.1             2.4              (1.7)
         Distributions, including dividends........................     0.8             1.2               0.4
         Equity in the earnings of investment limited
             partnerships and similar investment entities..........      --             0.1               0.1
         Investment management and performance fees................    (0.5)           (0.2)              0.3
                                                                   --------          ------          --------
                                                                   $   23.3          $  1.1          $  (22.2)
                                                                   ========          ======          ========

     Investment income, net decreased $22.2 million, principally due to (1) a $13.6 million decrease in interest income on cash equivalents and short-term investments, (2) a $7.7 million increase in the provision for unrealized losses deemed to be other than temporary (before $1.2 million of minority interests in this provision) and (3) a $1.7 million decrease in recognized net gains, realized or unrealized as applicable, on our investments. The decrease in interest income is due to lower average interest rates and, to a lesser extent, lower average amounts of cash equivalents and interest-bearing short-term investments during the 2002 first half compared with the 2001 first half. Average rates on our interest-bearing investments declined from approximately 5% in the 2001 first half to approximately 2% in the 2002 first half principally due to the general decline in the money market and short-term interest rate environment. The weighted average monthly balance of our interest-bearing investments declined principally due to our payment in mid-March 2001 of $239.3 million of estimated income taxes related to the October 2000 sale of our former beverage businesses. We currently have significant investments in cash equivalents and we anticipate interest income will continue to be significantly lower in the 2002 second half compared with the 2001 second half assuming interest rates as of June 30, 2002 do not increase significantly. Our provision for unrealized losses on our available-for-sale and other cost basis investments deemed to be other than temporary resulted from declines in the underlying economics of specific marketable equity securities and other investments and/or volatility in capital markets. Our recognized net gains and other than temporary unrealized losses are dependent upon market fluctuations in the value of our investments in available-for-sale securities and cost basis investments and/or the timing of the sales of those investments. Accordingly, our recognized net gains and our other than temporary unrealized losses presented in the above table may not recur in future periods.

     As of June 30, 2002, we had pretax unrealized holding losses on available-for-sale marketable securities of $0.9 million included in accumulated other comprehensive deficit which we presently believe are not other than temporary. However, should either (1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize losses on the related investments at that time. In addition, through a 55.9%-owned consolidated subsidiary, we hold a $4.6 million cost basis investment, before related minority interests of $2.0 million, in a company whose executive chairman of the board resigned in July 2002 and was indicted by a Federal grand jury in August 2002. We are monitoring the effect, if any, that this resignation and indictment will have on the value of our investment, which could possibly result in the recognition of an other than temporary loss in future periods.

Other Income (Expense), Net

     The following table summarizes and compares the major components of other income (expense), net:

                                                                     Six Months Ended
                                                                     ----------------
                                                                  July 1,       June 30,
                                                                   2001           2002          Change
                                                                   ----           ----          ------
                                                                              (In Millions)

         Interest income related to sale of beverage businesses...$   8.3         $  --          $ (8.3)
         Reduction of gain related to business previously sold....    --            (1.2)          (1.2)
         Equity in losses of investees, other than investment
           limited partnerships and similar investment entities...   (0.1)          (0.7)          (0.6)
         Reduction in the fair value of a written call option on
           our stock..............................................    0.5            --            (0.5)
         Other interest income....................................    0.1            0.2            0.1
         Other....................................................    0.3            0.2           (0.1)
                                                                  -------         ------         ------
                                                                  $   9.1         $ (1.5)        $(10.6)
                                                                  =======         ======         ======

     Other income (expense), net decreased $10.6 million principally due to $8.3 million of interest income recorded in the 2001 second quarter which did not recur in the 2002 first half related to our election in June 2001 to treat certain portions of the sale of our former beverage businesses as an asset sale for income tax purposes, as explained in more detail below under "Discontinued Operations." The $1.2 million reduction of gain related to business previously sold results from a charge for estimated environmental clean-up and related costs. The $0.6 million increase in equity in losses of investees was principally due to the recognition in the 2002 first quarter of $0.7 million of our previously unrecorded equity in losses of Encore Capital Group, Inc. (formerly MCM Capital Group, Inc.), an 8.4% common equity investee of ours which we refer to as Encore, upon our investment of $0.9 million in newly-issued convertible preferred stock of Encore. The $0.7 million of cumulative equity in losses of Encore had not been recorded as a result of our having previously reduced our investment in Encore to zero. The written call option on our class A common stock effectively arose upon the assumption of our zero coupon convertible debentures by the purchaser of our former beverage businesses. Although the debentures were assumed by the purchaser, they remain convertible into our class A common stock and the reduction in the fair value of the liability for the conversion option during the periods presented was recognized in other income.

     We incurred an estimated $1.8 million to $2.0 million of costs in connection with our submission in July 2002 of a business acquisition proposal. However, our proposal was not accepted. Accordingly, we will record a charge to operations for these costs in the 2002 third quarter.

General and Administrative

     Our general and administrative expenses increased $1.8 million, or 5%, to $38.8 million for the six months ended June 30, 2002 from $37.0 million for the six months ended July 1, 2001. This increase principally reflects a $5.0 million reduction in compensation expense in the 2001 first quarter, which did not recur in the 2002 first half, related to a note that we received in the 2001 first quarter from our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, in partial settlement of a class action shareholder lawsuit which asserted claims relating to certain compensation awards to the Executives. This increase was partially offset by (1) a $3.0 million decrease in incentive compensation costs and (2) a $0.4 million decrease in deferred compensation expense. The $5.0 million gain from the settlement of the class action shareholder lawsuit discussed above was included as a reduction of general and administrative expenses in the 2001 first quarter since the gain effectively represented an adjustment of prior period compensation expense. The $3.0 million decrease in incentive compensation is principally due to the non-recurring effect in the 2001 first half under our executive bonus plan from the positive impact on our capitalization from the sale of our former beverage businesses. Deferred compensation expense of $0.6 million for the six months ended June 30, 2002 and $1.0 million for the six months ended July 1, 2001, represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, for the benefit of the Executives, as explained in more detail below under "Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests."

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.1 million, or 3%, to $3.3 million for the six months ended June 30, 2002. This increase reflects (1) $0.8 million of depreciation in the 2002 first half which did not occur in the 2001 first half related to the purchase of an airplane in July 2001 and (2) a $0.2 million increase related to amortization of leasehold improvements completed during the 2001 second quarter. These increases were substantially offset by (1) $0.5 million of accelerated amortization in the 2001 first quarter resulting from the then anticipated early termination of fractional interests in aircraft which did not recur in the 2002 first half and (2) $0.4 million of goodwill amortization in the first half of 2001 which ceased effective December 31, 2001 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The end of goodwill amortization under Statement 142 will positively impact the 2002 second half by $0.4 million.

Interest Expense

     Interest expense decreased $3.2 million, or 20%, to $13.2 million for the six months ended June 30, 2002 from $16.4 million for the six months ended July 1, 2001. This decrease principally reflects interest of $3.1 million recorded in the 2001 first half on the estimated income tax liability paid with the filing of our election in June 2001 to treat certain portions of the sale of our former beverage businesses as an asset sale for income tax purposes, as explained in more detail below under "Discontinued Operations."

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests decreased $28.1 million to a loss of $10.8 million for the six months ended June 30, 2002 from income of $17.3 million for the six months ended July 1, 2001 due to the effect of the variances explained in the captions above.

     As disclosed above, we recognized $1.0 million in the 2001 first half and $0.6 million in the 2002 first half of deferred compensation expense for the increase in the fair value of the investments in the Trusts. Under accounting principles generally accepted in the United States of America, we recognized investment income of $0.2 million on the investments in the Trusts during the 2001 first half, but were unable to recognize any investment income on the investments in the Trusts during the 2002 first half. This disparity between compensation expense and investment income recognized will reverse in future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Income Taxes

     The benefit from and provision for income taxes represented effective rates of 9% for the six months ended June 30, 2002 and 47% for the six months ended July 1, 2001, respectively. The effective benefit rate in the 2002 first half is lower than the United States Federal statutory rate of 35% and the effective provision rate in the 2001 first half was higher than the 35% rate principally due to (1) the effect of non-deductible compensation costs, (2) state income taxes of the consolidated entities which file state tax returns on an individual company basis with a differing mix of pretax income or loss and (3) the effect in 2001 of non-deductible amortization of goodwill.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $1.2 million for the six months ended June 30, 2002 represent the 44.1% minority interests in the net loss of 280 BT Holdings, LLC, a consolidated subsidiary. The losses of 280 BT Holdings were due to provisions for unrealized losses on its cost basis investments deemed to be other than temporary, which did not occur in the 2001 first half.

Discontinued Operations

     The income from discontinued operations of $38.5 million for the six months ended July 1, 2001 resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses. These net adjustments resulted from the realization of $200.0 million of proceeds from the purchaser for our electing in June 2001 to treat certain portions of the sale as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the sale.

Three Months Ended June 30, 2002 Compared with Three Months Ended July 1, 2001

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which are generated entirely from our restaurant franchising business, increased $1.8 million, or 8%, to $24.8 million for the three months ended June 30, 2002 from $23.0 million for the three months ended July 1, 2001 reflecting a $2.0 million, or 9%, increase in royalties partially offset by a $0.2 million, or 24%, decrease in franchise and related fees. The increase in royalties consisted of (1) a $1.0 million improvement resulting from the royalties from the 114 restaurants opened since July 1, 2001, with generally higher than average sales volumes, replacing the royalties from the 84 underperforming restaurants closed since July 1, 2001 and
(2) a $1.0 million improvement due to a 3.9% increase in same-store sales of franchised restaurants. The decrease in franchise and related fees was principally due to lower franchise fees primarily as a result of franchisees opening 14 fewer restaurants in the 2002 second quarter compared with the 2001 second quarter partially offset by an increase in early franchise renewal fees. We currently anticipate a continued combined increase in royalties and franchise and related fees for the 2002 second half compared with the 2001 second half but at a lower rate than the 8% increase experienced during the 2002 second quarter, as previously explained in more detail in the comparison of the six-month periods.

      Our royalties and franchise fees have no associated cost of sales.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income (loss), net:

                                                                   Three Months Ended
                                                                   ------------------
                                                                    July 1,   June 30,
                                                                     2001      2002           Change
                                                                     ----      ----           ------
                                                                            (In Millions)

         Other than temporary unrealized losses....................$   (0.4)   $ (8.0)        $ (7.6)
         Interest income...........................................     7.4       2.8           (4.6)
         Recognized net gains .....................................     0.8        --           (0.8)
         Equity in the earnings (losses) of investment limited
             partnerships and similar investment entities..........     0.1      (0.1)          (0.2)
         Distributions, including dividends........................     0.4       0.5            0.1
         Investment management and performance fees................    (0.2)     (0.1)           0.1
                                                                   --------    ------         ------
                                                                   $    8.1    $ (4.9)        $(13.0)
                                                                   ========    ======         ======

     Investment  income (loss),  net decreased $13.0 million  principally due to
(1) a $7.6 million increase in the provision for unrealized losses deemed to be other than temporary (before $1.2 million of minority interests in this provision), (2) a $4.6 million decrease in interest income on cash equivalents and short-term investments principally due to lower average interest rates and
(3) a $0.8 million decrease in recognized net gains, realized or unrealized as applicable, on our investments. Average rates on our interest-bearing investments declined from approximately 5% in the 2001 second quarter to approximately 2% in the 2002 second quarter principally due to the general decline in the money market and short-term interest rate environment. We currently anticipate interest income will continue to be significantly lower for the 2002 second half compared with the 2001 second half, as previously explained in more detail in the comparison of the six-month periods. Our provision for unrealized losses on our available-for-sale and other cost basis investments deemed to be other than temporary resulted from declines in the underlying economics of specific marketable equity securities and other investments and/or volatility in capital markets. Our recognized net gains and our other than temporary unrealized losses presented in the above table may not recur in future periods, as previously explained in more detail in the comparison of the six-month periods.

     As of June 30, 2002, we had pretax unrealized holding losses on available-for-sale marketable securities of $0.9 million included in accumulated other comprehensive deficit which we presently believe are not other than temporary. However, provisions for these unrealized losses may be required in future periods, as previously explained in more detail in the comparison of the six-month periods. In addition, as explained in more detail in the comparison of the six-month periods, we hold a $4.6 million cost basis investment, before related minority interests of $2.0 million, in a company whose executive chairman of the board resigned in July 2002 and was indicted by a Federal grand jury in August 2002 for which recognition of an other than temporary loss could possibly be required in future periods.

Other Income (Expense), Net

     The following table summarizes and compares the major components of other income (expense), net:

                                                                    Three Months Ended
                                                                    ------------------
                                                                    July 1,   June 30,
                                                                     2001       2002          Change
                                                                     ----       ----          ------
                                                                            (In Millions)

      Interest income related to sale of beverage businesses.......$    8.3    $   --         $ (8.3)
      Reduction of gain related to business previously sold........     --       (1.2)          (1.2)
      Other interest income........................................     0.2       0.1           (0.1)
      Equity in losses of investees, other than investment
        limited partnerships and similar investment entities.......    (0.1)       --            0.1
      Reduction in the fair value of a written call option on
        our stock..................................................     0.1       0.1             --
                                                                   --------    ------         ------
                                                                   $    8.5    $ (1.0)        $ (9.5)
                                                                   ========    ======         ======

     Other income (expense), net decreased $9.5 million principally due to the $8.3 million of interest income recorded in the 2001 second quarter which did not recur in the 2002 second quarter related to our election to treat certain portions of the sale of our former beverage businesses as an asset sale for income tax purposes, as previously explained in more detail in the comparison of the six-month periods.

     As previously explained in more detail in the comparison of the six-month periods, we will record a charge to operations in the 2002 third quarter for the estimated $1.8 million to $2.0 million of costs of a proposed business acquisition not consummated.

General and Administrative

     Our general and administrative expenses decreased $5.0 million, or 20%, to $19.3 million for the three months ended June 30, 2002 from $24.3 million for the three months ended July 1, 2001. This decrease principally reflects (1) a $3.1 million decrease in incentive compensation costs and (2) a $1.2 million decrease in deferred compensation expense. The $3.1 million decrease in incentive compensation is principally due to the non-recurring effect in the 2001 second quarter under our executive bonus plan from the positive impact on our capitalization and the achievement of certain performance thresholds in the 2001 second quarter, both from the sale of our former beverage businesses. The deferred compensation expense, which decreased $1.2 million to a reversal of expense of $0.3 million for the three months ended June 30, 2002 from an expense of $0.9 million for the three months ended July 1, 2001, represents the net decrease in the fair value of investments in the Trusts as previously explained in more detail under "Income (Loss) from Continuing Operations before Income Taxes and Minority Interests" in the comparison of the six-month periods.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.3 million, or 19%, to $1.7 million for the three months ended June 30, 2002. This increase reflects $0.4 million of depreciation in the 2002 second quarter which did not occur in the 2001 second quarter related to the purchase of an airplane in July 2001 partially offset by $0.2 million of goodwill amortization in the 2001 second quarter which ceased effective December 31, 2001 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The end of goodwill amortization under Statement 142 will positively impact each of the 2002 third and fourth quarters by $0.2 million.

Interest Expense

     Interest expense decreased $3.0 million, or 31%, to $6.8 million for the three months ended June 30, 2002 from $9.8 million for the three months ended July 1, 2001 principally due to interest of $3.1 million recorded in the 2001 second quarter on the estimated income tax liability resulting from our election to treat certain portions of the sale of our former beverage businesses as an asset sale for income tax purposes, as previously explained in more detail in the comparison of the six-month periods.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests decreased $12.9 million to a loss of $10.0 million for the three months ended June 30, 2002 from income of $2.9 million for the three months ended July 1, 2001 due to the effect of the variances explained in the captions above.

Income Taxes

     The benefit from and provision for income taxes represented effective rates of 13% for the three months ended June 30, 2002 and 67% for the three months ended July 1, 2001, respectively. The effective benefit rate in the 2002 second quarter is lower than the United States Federal statutory rate of 35% and the effective provision rate in the 2001 first half was higher than the 35% rate principally due to the factors affecting the year-to-date effective rates previously explained in more detail in the comparison of the six-month periods. In addition, the 2001 second quarter effective rate reflects the catch-up effect of a year-to-date increase in the then estimated full-year 2001 effective tax provision rate from 43% to 47%. The 2002 effective rate reflects the catch-up effect of the ability to determine the estimated full-year 2002 effective tax benefit rate of 9% from an actual tax provision of 40% in connection with the 2002 first quarter pretax loss. The change for the 2002 quarter reflects the fact that as of the end of the of the first quarter we projected a full year tax provision despite a full year pretax loss whereas we now project a full year tax benefit due to a higher projected full year pretax loss. The higher projected loss is principally a result of the significant other than temporary unrealized losses in investments recognized in the 2002 second quarter as previously explained.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary was $1.2 million for the three months ended June 30, 2002 compared with none for the three months ended July 1, 2001 as previously explained in more detail in the comparison of the six-month periods.

Discontinued Operations

     The income from discontinued operations of $38.5 million for the three months ended July 1, 2001 resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses, as previously explained in more detail in the comparison of the six-month periods.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $7.5 million during the six months ended June 30, 2002 reflecting (1) cash used by changes in operating assets and liabilities of $9.2 million and (2) a net loss of $8.6 million. These uses were partially offset by (1) net operating investment adjustments of $5.8 million, (2) net non-cash charges of $2.8 million and (3) collection of a litigation settlement receivable of $1.7 million.

     The cash used by changes in operating assets and liabilities of $9.2 million reflects a $9.4 million decrease in accounts payable and accrued expenses principally due to the annual payment of previously accrued incentive compensation. The net operating investment adjustments of $5.8 million consisted principally of net recognized losses from trading securities. The non-cash charges of $2.8 million consisted principally of depreciation and amortization less deferred income tax benefit and minority interests in loss of a consolidated subsidiary.

     Despite the $7.5 million of cash used in operating activities in the 2002 first half, we continue to expect positive cash flows from continuing operating activities for the full 2002 fiscal year, excluding the effect of any net purchases of trading securities which represent the discretionary investment of excess cash.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $541.6 million at June 30, 2002, reflecting a current ratio, which equals current assets divided by current liabilities, of 5.4:1. Working capital decreased $15.0 million from $556.6 million at December 30, 2001 principally due to the reclassification of $12.7 million of long-term debt to current.

     Our total capitalization at June 30, 2002 was $628.9 million consisting of stockholders' equity of $327.2 million and $301.7 million of long-term debt, including current portion. Our total capitalization decreased $17.2 million from $646.1 million at December 30, 2001 due to (1) repayments of long-term debt of $12.0 million, (2) a net loss of $8.6 million and (3) adjustments of $1.1 million in deriving comprehensive loss from net loss, all partially offset by proceeds of $3.3 million from stock option exercises.

Securitization Notes

     We have outstanding Securitization Notes with a remaining principal balance of $264.5 million as of June 30, 2002 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, we currently estimate that we will repay $9.8 million during the second half of 2002 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

     The Securitization Notes were issued by our subsidiary Arby's Franchise Trust, which we refer to as Arby's Trust. The indenture contains various covenants which (1) require periodic financial reporting, (2) require meeting a debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. Arby's Trust was in compliance with all of these covenants as of June 30, 2002. As of June 30, 2002, Arby's Trust had $2.2 million available for the payment of distributions through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc through the parent of Arby's.

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $19.9 million as of June 30, 2002. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $14.2 million as of June 30, 2002.

     Our total scheduled long-term debt repayments during the remaining six months of 2002 are $12.4 million consisting principally of the $9.8 million expected to be paid under the Securitization Notes, $1.6 million due on the secured bank term loan and $0.9 million due on the 8.95% secured promissory note.

Guaranties and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane Corporation, whose principal asset is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of June 30, 2002, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than our special limited partner interest. Either National Propane Corporation or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes associated with our July 1999 sale of the propane business if National Propane required the repurchase.

     In 1997 Arby's sold all of its 355 then company-owned restaurants. The purchaser of the restaurants assumed substantially all of the associated operating and capitalized lease obligations (approximately $69.0 million as of June 30, 2002, assuming the purchaser has made all scheduled payments through that date under such lease obligations), although Arby's remains contingently liable if the purchaser does not make the required future lease payments. In connection with such sale, Triarc guaranteed $54.7 million of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser. Outstanding obligations under the mortgage and equipment notes approximated $43.0 million as of June 30, 2002. Triarc is also a guarantor of $0.5 million as of June 30, 2002 of mortgage and equipment notes included in our long-term debt for which one of our subsidiaries is co-obligor with the purchaser of the restaurants.

     In January 2000 we guaranteed a $6.7 million portion of senior notes issued by Encore to a major financial institution. During the 2002 first half, the outstanding principal amount of these notes was reduced from $10.0 million to $7.2 million as the lender forgave $2.8 million of principal and $2.5 million of related accrued interest upon an investment by certain existing stockholders, including us, of $5.0 million in newly-issued convertible preferred stock of Encore. Our portion of the preferred stock investment was $0.9 million and certain of our present and former officers, including entities controlled by them, invested an aggregate of $1.6 million. Our guarantee will be reduced by
(1) any repayment of these senior notes, (2) any purchases of these senior notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution by us, Encore or another significant stockholder of Encore or any of their affiliates. Some of our present and former officers, including entities controlled by them, who collectively owned 15.7% of Encore at the time of Encore's initial public offering in July 1999 are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of Encore, including our present and former officers referred to above who had invested in Encore prior to its initial public offering, on a joint and several basis, have entered into guaranties and agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of Encore. We would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties, besides us, to the guaranties of the revolving credit borrowings and certain related agreements fully perform thereunder. We are informed that as of June 30, 2002, Encore had $8.3 million of outstanding revolving credit borrowings. At June 30, 2002 we had a $15.1 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Under the guaranties of the revolving credit borrowings, this deposit is subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder.

     Encore has encountered cash flow and liquidity difficulties in the past. However, Encore's capital was positively impacted by the debt forgiveness and capital investment discussed above. Encore has also returned to profitability, reporting net income available to common stockholders in its 2002 first quarter, representing Encore's most recent results publicly available at this time. While it is not currently possible to determine if Encore may default on any of its obligations, we believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

     Cash capital expenditures amounted to less than $0.1 million during the six months ended June 30, 2002. We expect that cash capital expenditures will approximate $0.2 million for the remaining six months of 2002 for which there were no outstanding commitments as of June 30, 2002. In addition, during the 2002 second quarter, we purchased a fractional interest in the use of a helicopter for $1.2 million in conjunction with the termination of a lease of a helicopter.

Acquisitions and Investments

     On July 17, 2002, we submitted a revised bid to acquire Sybra, Inc. and its affiliate, Sybra of Connecticut, Inc., subsidiaries of I.C.H. Corporation which we collectively refer to as Sybra. Previously on May 1, 2002, we announced that we had submitted our original bid to acquire Sybra. Sybra and ICH filed for protection under chapter 11 of the United States Bankruptcy Code on February 5, 2002 in order to restructure their financial obligations. Sybra owns and operates 239 Arby's restaurants and is the second largest franchisee of Arby's restaurants. Under the revised bid, we offered to make a $14.5 million investment in Sybra on terms to be agreed upon. In addition, we offered to make approximately $3.5 million available to be paid to ICH's creditors. That bid expired unaccepted on July 26, 2002. On July 29, 2002, Sybra notified us of its intention to proceed with a plan of reorganization pursuant to which Sybra would be acquired by an entity controlled by our largest franchisee and Sybra's incumbent senior management. On August 1, 2002, we filed a motion with the bankruptcy court seeking to terminate the exclusive right of Sybra/ICH to propose a reorganization plan and seeking the right to propose a competing plan of reorganization pursuant to which Sybra would be acquired by us. On August 7, 2002, we agreed with the official committee of unsecured creditors of ICH and Sybra that any plan of reorganization offered by us or any further offer by us to acquire Sybra would provide that we would make not less than $4.5 million available to be paid to ICH's non-insider general unsecured creditors. Oral arguments on our motion were heard on August 8, 2002, at which time the court terminated ICH's and Sybra's exclusive right to file a plan of reorganization. The court also set a deadline of September 13, 2002 for the competing bidders to file their proposed plans and scheduled hearings on October 7, 2002 to determine the adequacy of the disclosure statements for those plans and November 12, 2002 to determine which of the competing plans is to be approved. At this time, it is not possible to determine the outcome of our efforts to acquire Sybra.

     As of June 30, 2002, we have $658.2 million of cash, cash equivalents and investments, including $39.6 million of investments classified as non-current and net of $14.6 million of short-term investments sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.5 million held in a reserve account related to the Securitization Notes. The non-current investments include $22.7 million of investments in the Trusts designated to satisfy the deferred compensation payable to related parties. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     We are not currently under examination by the Internal Revenue Service and our Federal income tax returns have not been examined for years subsequent to 1993.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our class A common stock under a stock repurchase program that, as extended, ends on January 18, 2003. Under this program, we repurchased 149,000 shares for a total cost of $3.5 million during our fiscal year 2001. We did not repurchase any shares during the 2002 first half. However, we repurchased 125,000 shares for a total cost of $3.1 million during July 2002. We cannot assure you that we will repurchase any additional shares under the remaining $43.4 million authorized under this program.

Discontinued Operations

     The agreement relating to the October 25, 2000 sale of our former beverage businesses provides for a post-closing adjustment, the amount of which is in dispute. The purchaser has stated that it believes that it is entitled to receive from us a post-closing adjustment of $27.6 million and we, on the other hand, have stated that we believe that we are entitled to receive from the purchaser a post-closing adjustment of $5.6 million, in each case plus interest at 7.19% from October 25, 2000. We are in arbitration with the purchaser to determine the amount of the post-closing adjustment. We expect the arbitration process to be completed in the fourth quarter of 2002.

Cash Requirements

     As of June 30, 2002, our consolidated cash requirements for continuing operations for the remaining six months of 2002, exclusive of operating cash flow requirements, consist principally of (1) the cost of business acquisitions, if any, including the potential acquisition of Sybra, (2) scheduled debt principal repayments aggregating $12.4 million, (3) a maximum of $46.5 million of payments for repurchases of our class A common stock for treasury under our current stock repurchase program, of which $3.1 million of repurchases were made in July 2002 and (4) capital expenditures of approximately $0.2 million. Our consolidated cash requirements relating to discontinued operations for the second half of 2002 consist principally of the post-closing adjustment, if any, of up to $27.6 million plus related accrued interest in connection with the sale of our former beverage businesses. We anticipate meeting all of these requirements through (1) an aggregate $618.6 million of existing cash and cash equivalents and short-term investments, net of $14.6 million of short-term investments sold with an obligation for us to purchase, and (2) cash flows from continuing operating activities.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., a non-operating subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believed that further unspecified action is warranted at the site. Adams Packing has engaged an environmental consultant that is currently conducting further investigation of the site pursuant to an agreement with the Florida Department of Environmental
Protection. The investigation by Adams Packing's environmental consultant is intended to determine the extent of the soil and groundwater contamination and the appropriate remediation for that contamination. This investigation is currently at an early stage and the nature and extent of the remediation that will ultimately be required cannot be determined with exact certainty. However, based on a preliminary cost estimate developed by the environmental consultant and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter which is included in the total reserves for legal and environmental matters set forth below.

     As discussed more fully in our Form 10-K, on March 23, 1999 a stockholder filed a complaint against us and the Executives on behalf of persons who held our class A common stock which, as amended, alleges that our tender offer statement filed with the Securities and Exchange Commission, pursuant to which we repurchased 3.8 million shares of our class A common stock for $18.25 per share, was materially false and misleading. We and the Executives have moved for summary judgment dismissing the action and the plaintiff has moved to certify a class. The court is scheduled to hear argument on the motions on August 26, 2002.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our business. We and our subsidiaries have reserves for all of these legal and environmental matters aggregating $3.0 million as of June 30, 2002. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, we do not believe that these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 most significantly rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related tax effect. Under Statement 145, any gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Those criteria specify that extraordinary items must be both unusual in their nature and infrequent in their occurrence. The provisions of Statement 145 with respect to the rescission of Statement 4 must be adopted no later than our fiscal year beginning December 30, 2002 with early adoption encouraged and require that prior periods presented be reclassified accordingly. Upon adoption of Statement 145, we expect that any future period charges relating to the early extinguishment of debt will not meet the criteria of extraordinary items under Opinion 30 and therefore will be reported as a component of costs and expenses on a pretax basis with any applicable income tax benefit included in our provision for or benefit from income taxes. This change in classification would not have any impact on our reported net income or loss. We reported an extraordinary charge of $20.7 million, net of tax benefit of $12.3 million, for the year ended December 31, 2000. We currently do not plan to early adopt this statement; however should we decide to early adopt, we would be required to reclassify the extraordinary charge for the 2000 fiscal year in our Form 10-K for the year ended December 29, 2002 in accordance with the provisions of Statement 145.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 replaces the previous accounting guidance provided by Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," of the Emerging Issues Task Force of the Financial Accounting Standards Board. Under Statement 146, costs associated with exit or disposal activities will be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan under Issue 94-3. Examples of costs covered by Statement 146 include contract termination costs, including leases, and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Statement 146 was only recently issued and we have not yet evaluated the potential impact it will have on us. However, since it is to be applied prospectively to activities initiated after December 31, 2002, it will not have any immediate effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on earnings and cash flows. We did not enter into any new interest rate caps or swaps during the 2002 first half. As of June 30, 2002, our long-term debt, including current portion, aggregated $301.7 million and consisted of $281.8 million of fixed-rate debt and $19.9 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than one year to nearly thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee whose duty it is to supervise the investment of funds not currently required for the Company's operations and the Company's Board of Directors establishes certain investment policies to be followed by the management investment committee.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the 2002 first half.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. As of June 30, 2002 such investments consisted of the following (in thousands):

      Cash equivalents included in "Cash and cash equivalents" on the accompanying condensed consolidated balance sheet...........$ 440,552
      Short-term investments...........................................  185,916
                                                                       ---------
           Total cash equivalents and short-term investments...........  626,468
      Restricted cash equivalents......................................   32,485
      Non-current investments..........................................   39,621
                                                                       ---------
                                                                       $ 698,574
                                                                       =========

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted of money market mutual funds, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit quality. Our short-term investments included $79.7 million of United States government and government agency debt securities with maturities ranging from nine months to two years when acquired. This $79.7 million together with our cash equivalents are highly liquid investments and combined constitute over 83% of our total cash equivalents and short-term investments shown above.

     At June 30, 2002 our investments are classified in the following general types or categories (in thousands):

                                                                                          Carrying Value
                                                                      Fair Value or    ---------------------
                         Type                              Cost          Equity        Amount     Percentage
                         ----                              ----          ------        ------     ----------
      Cash equivalents..................................$ 440,552     $ 440,552    $  440,552        63 %
      Restricted cash equivalents.......................   32,485        32,485        32,485         5
      Securities accounted for as:
        Trading securities..............................   24,370        19,928        19,928         3
        Available-for-sale securities...................  146,094       145,854       145,854        21
      Non-current investments held in deferred
        compensation trusts accounted for at cost.......   22,671        24,983        22,671         3
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at:
           Cost.........................................   22,507        34,233        22,507         3
           Equity.......................................    2,975         3,437         3,437         1
      Other non-current investments accounted for at:
           Cost.........................................   10,269        10,740        10,269         1
           Equity.......................................    4,046           871           871        --
                                                        ---------     ---------    ----------      ------
      Total cash equivalents and long investment
         positions......................................$ 705,969     $ 713,083    $  698,574       100 %
                                                        =========     =========    ==========      ======
      Securities sold with an obligation for us to
        purchase accounted for as trading securities....$ (17,294)    $ (14,574)   $  (14,574)      N/A
                                                        =========     =========    ==========      ======


     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or included as a component of net income or loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of each such investee. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any such other than temporary loss with a permanent reduction in the cost basis component of the investment. The cost of investments reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at June 30, 2002 for which an immediate adverse market movement represents a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following table reflects the estimated effects on the market value of our financial instruments as of June 30, 2002 based upon assumed immediate adverse effects as noted below (in thousands).

Trading Purposes:

                                                                                    Carrying           Equity
                                                                                      Value          Price Risk
                                                                                      -----          ----------

         Equity securities.........................................................$  18,667        $  (1,867)
         Debt securities...........................................................    1,261             (126)
         Securities sold with an obligation to purchase............................  (14,574)           1,457


     The debt securities included in the trading portfolio are entirely investments in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate and, as such, there is no material interest rate risk since a change in interest rates of one percentage point would not have a material impact on our consolidated financial position or results of operations. The securities included in the trading portfolio denominated in foreign currency total less than $1.0 million and, accordingly, there is no significant foreign currency risk.

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at June 30, 2002 with all other variables held constant. For purposes of this analysis, our debt securities, which are entirely convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Purposes:

                                                          Carrying     Interest      Equity         Foreign
                                                            Value      Rate Risk   Price Risk    Currency Risk
                                                            -----      ---------   ----------    -------------

      Cash equivalents..................................$  440,552    $      (14)   $      --     $       --
      Restricted cash equivalents.......................    32,485            --           --             --
      Available-for-sale United States government
         and government agency debt securities..........    79,657          (797)          --             --
      Available-for-sale corporate debt securities......    11,158           (37)          --             --
      Available-for-sale asset-backed securities........    23,541        (2,119)          --             --
      Available-for-sale equity securities..............    23,429            --       (2,343)            --
      Available-for-sale debt mutual fund...............     8,069          (161)          --             --
      Other investments.................................    59,755        (1,584)      (2,967)          (158)
      Long-term debt....................................   301,763       (13,145)          --             --
      Interest rate swap agreement in a payable
        position........................................       737          (423)          --             --
      Written call option on common stock...............         5            --          (59)            --

     The sensitivity analysis of financial instruments held at June 30, 2002 for purposes of other than trading assumes an instantaneous change in market interest rates of one percentage point and an instantaneous 10% decrease in the equity markets in which we are invested, both with all other variables held constant. For purposes of this analysis, our debt investments are assumed to have average maturities as set forth below. Cash equivalents consisted of $429.6 million of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value, and as a result are assumed to have no interest rate risk, and $11.0 million of commercial paper with maturities of three months or less when acquired which are assumed to have an average maturity of 45 days. Restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since they are designed to maintain a stable value. United States government and government agency debt securities consist of several securities with maturities ranging from nine months to two years when acquired and are assumed to have an average maturity of one year. Corporate debt securities consisted almost entirely of short-term commercial paper and are assumed to have an average maturity of 120 days. Asset-backed securities have expected maturities ranging from slightly less than two years to thirty years when acquired and are assumed to have an average maturity of nine years. Our debt mutual fund has underlying investments with an average duration of approximately two years and, accordingly, is assumed to have an average maturity of two years. The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvested in similar securities, the effect of the interest rate risk of one percentage point above their levels at June 30, 2002 would continue beyond the maturities assumed.

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

     For investments in investment limited partnerships and similar investment entities accounted for at cost and other non-current investments which trade in public markets included in "Other investments" in the table above, the sensitivity analysis assumes (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies generally was unchanged since December 30, 2001 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency rates were other than temporary. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets. The analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at June 30, 2002, with all other variables held constant.

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

Part II. Other Information

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company") and those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

o Competition, including pricing pressures, the potential impact of competitors' new units on sales by franchisees and consumers' perceptions of the relative quality, variety and value of the food products offered;

o        Success of operating initiatives;

o        Development and operating costs;

o        Advertising and promotional efforts;

o        Brand awareness;

o        The existence or absence of positive or adverse publicity;

o        Market acceptance of new product offerings;

o        New product and concept development by competitors;

o Changing trends in consumer tastes and preferences (including changes resulting from health or safety concerns with respect to the consumption of beef, french fries or other foods) and in spending and demographic patterns;

o        The business and financial viability of key franchisees;

o Availability, location and terms of sites for restaurant development by franchisees;

o The ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

o The ability to identify, attract and retain potential franchises with sufficient experience and financial resources to develop and operate multiple Arby's restaurants;

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

Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, (the "Form 10-K") a vacant property owned by our indirect subsidiary, Adams Packing Association, Inc., was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection (the "FDEP") conducted a preliminary investigation of the site, including soil and groundwater sampling. Adams Packing has been orally informed that a purpose of the preliminary investigation was to determine whether the property should be included on the National Priorities List ("NPL") created under the Comprehensive Environmental Response Compensation and
Liability Act ("CERCLA"). The NPL is a listing of sites where known and threatened releases of hazardous substances have been identified and these sites, on the basis of an evaluation of relative risk or danger to the public health or the environment, have been assigned a numerical rating which exceeds a threshold established for inclusion on the NPL. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believed that further unspecified action is warranted at the site. Adams Packing has engaged an environmental consultant that is currently conducting further investigation of the site pursuant to an agreement with the Florida Department of Environmental Protection. The investigation by Adams Packing's environmental consultant is intended to determine the extent of the soil and groundwater contamination and the appropriate remediation for that contamination. This investigation is currently at an early stage and the nature and extent of the remediation that will ultimately be required cannot be determined with exact certainty. However, based on a preliminary cost estimate developed by Adams Packing's environmental consultant and Adams Packing's current reserve levels, and after taking into consideration various legal defenses available to us and/or Adams Packing, the cost of further investigation and remediation at the site is not expected to have a material adverse effect on our consolidated financial position or results of operations.

     As discussed in our Form 10-K, on March 23, 1999, Norman Salsitz, a stockholder of Triarc, filed a complaint against the Company, Nelson Peltz and Peter May in the United States District Court for the Southern District of New York. The Defendants have moved for summary judgment and the Plaintiff has moved to certify a class. The Court is scheduled to hear argument on the motions on August 26, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 4, 2002, Triarc held its Annual Meeting of Stockholders. At the Annual Meeting, Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Joseph
A. Levato, David E. Schwab II, Jeffrey S. Silverman, Raymond S. Troubh, and Gerald Tsai, Jr. were elected to serve as Directors. At the Annual Meeting, the stockholders also approved proposal 2, the 2002 Equity Participation Plan, and proposal 3, ratifying the appointment of Deloitte & Touche LLP as Triarc's independent certified public accountants.

     The voting on the above matters is set forth below:

     Nominee                    Votes For                  Votes Withheld
     -------                    ---------                  --------------
     Nelson Peltz               18,483,695                    398,170
     Peter W. May               18,484,695                    397,170
     Hugh L. Carey              18,484,675                    397,190
     Clive Chajet               18,485,515                    396,350
     Joseph A. Levato           18,410,129                    471,736
     David E. Schwab II         18,485,515                    396,350
     Jeffrey S. Silverman       18,485,388                    396,477
     Raymond S. Troubh          18,485,515                    396,350
     Gerald Tsai, Jr.           18,485,345                    396,520

     Proposal 2 - There were 8,859,250 votes for, 6,678,633 votes against, and 54,585 abstentions.

     Proposal 3 - There were 18,463,138 votes for, 393,708 votes against, and 25,018 abstentions.

Item 5.  Other Events

     Proposed Acquisition of Sybra, Inc.

     On July 17, 2002, the Company submitted a revised bid to acquire Sybra, Inc. and its affiliate, Sybra of Connecticut, Inc. (collectively, "Sybra"), subsidiaries of I.C.H. Corporation ("ICH"). Previously on May 1, 2002, the Company announced that it had submitted its original bid to acquire Sybra. Sybra and ICH filed for protection under chapter 11 of the United States Bankruptcy Code on February 5, 2002 in order to restructure their financial obligations. Sybra owns and operates 239 Arby's restaurants and is the second largest franchisee of Arby's restaurants. Under the revised bid, the Company offered to make a $14,500,000 investment in Sybra on terms to be agreed upon. In addition, the Company offered to make approximately $3,500,000 available to be paid to ICH's creditors. That bid expired unaccepted on July 26, 2002. On July 29, 2002, Sybra notified the Company of its intention to proceed with a plan of reorganization pursuant to which Sybra would be acquired by an entity controlled by the Company's largest franchisee and Sybra's incumbent senior management. On August 1, 2002, the Company filed a motion with the bankruptcy court seeking to terminate the exclusive right of Sybra/ICH to propose a reorganization plan and seeking the right to propose a competing plan of reorganization pursuant to which Sybra would be acquired by the Company. On August 7, 2002, the Company agreed with the official committee of unsecured creditors of ICH and Sybra that any plan of reorganization offered by the Company or any further offer by the Company to acquire Sybra would provide that the Company would make not less than $4,500,000 available to be paid to ICH's non-insider general unsecured creditors. Oral arguments on the Company's motion were heard on August 8, 2002, at which time the Court terminated ICH's and Sybra's exclusive right to file a plan of reorganization. The Court also set a deadline of September 13, 2002 for the competing bidders to file their proposed plans and scheduled hearings on October 7, 2002 to determine the adequacy of the disclosure statements for those plans and November 12, 2002 to determine which of the competing plans is to be approved. At this time, it is not possible to determine the outcome of our efforts to acquire Sybra.

     Stock Repurchase Program

     On January 18, 2001, our management was authorized, when and if market conditions warrant, to purchase from time to time up to an aggregate of $50,000,000 of our Class A Common Stock pursuant to a $50,000,000 stock repurchase program that was initially scheduled to end on January 18, 2002. In December 2001, the term of the stock repurchase program was extended until January 18, 2003. As of August 10, 2002, Triarc had repurchased 274,000 shares of Class A Common Stock, at an average cost of approximately $24.21 per share (including commissions), for an aggregate cost of approximately $6,630,000, pursuant to the stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIARC COMPANIES, INC.
                                        (Registrant)

Date:  August 13, 2002

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