Form 10-Q
period 2002-09-29
TRIARC COMPANIES INC
filed 2002-11-12
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

                                                   (X)  Yes     ( )  No


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                   (X)  Yes     ( )  No


     There were 20,347,939 shares of the registrant's Class A Common Stock outstanding as of the close of business on October 31, 2002.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 30,         September 29,
                                                                                          2001 (A)               2002
                                                                                          --------               ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................................$  506,461            $  444,238
     Short-term investments............................................................   153,401               190,869
     Receivables.......................................................................    14,969                13,696
     Deferred income tax benefit.......................................................    11,495                12,057
     Prepaid expenses..................................................................     3,435                 1,920
                                                                                       ----------            ----------
        Total current assets...........................................................   689,761               662,780
Restricted cash equivalents............................................................    32,506                32,484
Investments............................................................................    42,074                37,755
Properties.............................................................................    60,989                56,558
Goodwill ..............................................................................    17,922                17,922
Other intangible assets................................................................     5,472                 5,080
Deferred costs and other assets........................................................    19,685                18,708
                                                                                       ----------            ----------
                                                                                       $  868,409            $  831,287
                                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$   24,768            $   25,925
     Accounts payable..................................................................     2,941                 3,800
     Accrued expenses..................................................................    73,453                64,759
     Net current liabilities relating to discontinued operations.......................    31,962                32,319
                                                                                       ----------            ----------
        Total current liabilities......................................................   133,124               126,803
Long-term debt.........................................................................   288,955               269,710
Deferred compensation payable to related parties.......................................    24,356                24,837
Deferred income taxes..................................................................    69,606                66,629
Deferred income, other liabilities and minority interests in a consolidated subsidiary.    19,971                19,447
Stockholders' equity:
     Common stock......................................................................     2,955                 2,955
     Additional paid-in capital........................................................   129,608               131,549
     Retained earnings.................................................................   359,652               348,540
     Common stock held in treasury.....................................................  (160,639)             (158,907)
     Accumulated other comprehensive income (deficit)..................................       821                  (276)
                                                                                       ----------            ----------
        Total stockholders' equity.....................................................   332,397               323,861
                                                                                       ----------            ----------
                                                                                       $  868,409            $  831,287
                                                                                       ==========            ==========

(A) Derived from the audited consolidated financial statements as of December 30, 2001.






    See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Nine Months Ended
                                                          ---------------------------      ----------------------------
                                                          September 30, September 29,      September 30,  September 29,
                                                              2001          2002               2001          2002
                                                              ----          ----               ----          ----
                                                                       (In Thousands Except Per Share Amounts)
                                                                                   (Unaudited)

Revenues, investment income (loss) and other income
  (expense):
    Royalties and franchise and related fees................$  24,042      $  25,671         $ 67,931       $  72,889
    Investment income (loss), net...........................    5,906           (441)          29,229             706
    Other income (expense), net.............................      320            427            9,501          (1,019)
                                                            ---------      ---------         --------       ---------
       Total revenues, investment income (loss) and
         other income (expense).............................   30,268         25,657          106,661          72,576
                                                            ---------      ---------         --------       ---------

Costs and expenses:
    General and administrative..............................   21,141         20,150           58,175          58,987
    Depreciation and amortization, excluding amortization
       of deferred financing costs..........................    1,554          1,605            4,719           4,860
    Interest expense........................................    7,122          6,839           23,485          20,002
    Insurance expense related to long-term debt.............    1,184          1,109            3,624           3,414
    Costs of proposed business acquisitions not consummated.      481          2,100              572           2,232
                                                            ---------      ---------         --------       ---------
       Total costs and expenses.............................   31,482         31,803           90,575          89,495
                                                            ---------      ---------         --------       ---------
           Income (loss) from continuing operations
              before income taxes and minority interests ...   (1,214)        (6,146)          16,086         (16,919)
Benefit from (provision for) income taxes...................     (554)         2,582           (8,686)          3,552
Minority interests in loss of a consolidated subsidiary.....       --          1,009               --           2,255
                                                            ---------      ---------         --------       ---------
           Income (loss) from continuing operations.........   (1,768)        (2,555)           7,400         (11,112)
Discontinued operations:
    Gain on disposal, net of income taxes...................       --             --           38,517              --
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$  (1,768)     $  (2,555)        $ 45,917       $ (11,112)
                                                            =========      =========         ========       =========

Basic income (loss) per share:
           Continuing operations............................$    (.08)     $    (.12)        $    .34       $    (.54)
           Discontinued operations..........................       --             --             1.75              --
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$    (.08)     $    (.12)        $   2.09       $    (.54)
                                                            =========      =========         ========       =========


Diluted income (loss) per share:
           Continuing operations............................$    (.08)     $    (.12)        $    .32       $    (.54)
           Discontinued operations..........................       --             --             1.66              --
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$    (.08)     $    (.12)        $   1.98       $    (.54)
                                                            =========      =========         ========       =========










    See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                        ----------------------------------
                                                                                        September 30,        September 29,
                                                                                            2001                 2002
                                                                                            ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Cash flows from continuing operating activities:
   Net income (loss)....................................................................$   45,917           $  (11,112)
   Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
        Operating investment adjustments, net (see below)...............................    (5,412)               7,954
        Depreciation and amortization of properties.....................................     3,058                4,203
        Amortization of goodwill .......................................................       632                   --
        Amortization of other intangible assets and certain other items.................     1,029                  657
        Amortization of deferred financing costs and original issue discount............     1,570                1,432
        Collection (recognition) of litigation settlement receivable....................    (3,333)               1,667
        Equity in losses of investees, net..............................................       201                  487
        Deferred compensation provision ................................................     1,089                  481
        Deferred income tax benefit.....................................................    (2,978)              (2,977)
        Minority interests in loss of a consolidated subsidiary.........................        --               (2,255)
        Income from discontinued operations.............................................   (38,517)                  --
        Other, net......................................................................       795                1,420
        Changes in operating assets and liabilities:
           Decrease (increase) in receivables...........................................      (371)               1,138
           Decrease (increase) in prepaid expenses......................................    (1,214)               1,515
           Decrease in accounts payable and accrued expenses............................    (1,369)              (4,266)
                                                                                        ----------           ----------
              Net cash provided by continuing operating activities......................     1,097                  344
                                                                                        ----------           ----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     7,860              (45,791)
   Purchase of fractional interest in corporate aircraft................................        --               (1,200)
   Capital expenditures.................................................................   (25,158)                 (30)
   Other................................................................................        (6)                (400)
                                                                                        ----------           ----------
              Net cash used in continuing investing activities..........................   (17,304)             (47,421)
                                                                                        ----------           ----------
Cash flows from continuing financing activities:
   Proceeds from long-term debt.........................................................    22,590                   --
   Repayments of long-term debt.........................................................   (12,335)             (18,090)
   Repurchases of common stock for treasury.............................................   (49,576)              (3,147)
   Proceeds from stock option exercises.................................................     4,785                5,439
   Release of restricted cash equivalents collateralizing long-term debt................     1,068                  295
   Deferred financing costs.............................................................      (625)                  --
                                                                                        ----------           ----------
              Net cash used in continuing financing activities..........................   (34,093)             (15,503)
                                                                                        ----------           ----------
Net cash used in continuing operations..................................................   (50,300)             (62,580)
Net cash provided by (used in) discontinued operations..................................  (182,765)                 357
                                                                                        ----------           ----------
Net decrease in cash and cash equivalents...............................................  (233,065)             (62,223)
Cash and cash equivalents at beginning of period........................................   596,135              506,461
                                                                                        ----------           ----------
Cash and cash equivalents at end of period..............................................$  363,070           $  444,238
                                                                                        ==========           ==========

Details of cash flows related to investments:
   Operating investment adjustments, net:
     Proceeds from sales of trading securities..........................................$   55,992           $   37,122
     Cost of trading securities purchased...............................................   (52,097)             (38,853)
     Net recognized (gains) losses from trading securities and short positions in
        securities......................................................................      (417)                 612
     Other net recognized (gains) losses, including other than temporary losses,
        and equity in investment limited partnerships...................................    (2,121)               8,619
     Net amortization of premium (accretion of discount) on debt securities.............    (6,769)                 454
                                                                                        ----------           ----------
                                                                                        $   (5,412)          $    7,954
                                                                                        ==========           ==========
   Investing investment activities, net:
     Proceeds from sales and maturities of available-for-sale securities and other
        investments.................................................................... $  106,943           $   47,836
     Cost of available-for-sale securities and other investments purchased..............   (95,027)             (98,035)
     Proceeds of securities sold short..................................................    17,481               31,254
     Payments to cover short positions in securities....................................   (21,537)             (26,846)
                                                                                        ----------           ----------
                                                                                        $    7,860           $  (45,791)
                                                                                        ==========           ==========

     See accompanying notes to condensed consolidated financial statements.






                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 29, 2002
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and, in 2001, the adjustment to the gain on disposal of discontinued operations (see Note 5), necessary to present fairly the Company's financial position as of December 30, 2001 and September 29, 2002, its results of operations for the three and nine-month periods ended September 30, 2001 and September 29, 2002 and its cash flows for the nine-month periods ended September 30, 2001 and September 29, 2002 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first nine-month period of fiscal 2001 commenced on January 1, 2001 and ended on September 30, 2001, with its third quarter of 2001 commencing on July 2, 2001. The Company's first nine-month period of fiscal 2002 commenced on December 31, 2001 and ended on September 29, 2002, with its third quarter of 2002 commencing on July 1, 2002. The periods from July 2, 2001 to September 30, 2001 and January 1, 2001 to September 30, 2001 are referred to herein as the three-month and nine-month periods ended September 30, 2001, respectively. The periods from July 1, 2002 to September 29, 2002 and December 31, 2001 to September 29, 2002 are referred to herein as the three-month and nine-month periods ended September 29, 2002, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks.

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

     Under SFAS 142, costs in excess of net assets of acquired companies ("Goodwill"), relating to the Company's restaurant franchising operations and aggregating $17,922,000 as of December 30, 2001 and September 29, 2002, are no longer amortized effective December 31, 2001. SFAS 142 requires that Goodwill be tested for impairment at least annually by applying a fair value-based test. The Company has determined that there was no impairment of Goodwill upon adoption of SFAS 142. Further, the Company has determined that all of its other intangible assets, principally trademarks, have finite useful lives and, accordingly, will continue to be amortized.

     The following sets forth information on other intangible assets subject to amortization (in thousands):

                                                                                          September 29, 2002
                                                                                    --------------------------------
                                                                                              Accumulated
                                                                                    Cost     Amortization        Net
                                                                                    ----     ------------        ---
     Trademarks..................................................................$  7,776      $  2,919      $  4,857
     Computer software and distribution rights...................................     414           191           223
                                                                                 --------      --------      --------
                                                                                 $  8,190      $  3,110      $  5,080
                                                                                 ========      ========      ========






      Aggregate amortization expense:
         Actual:
               Three months ended September 29, 2002..........$  173
               Nine months ended September 29, 2002...........   520

         Estimate for fiscal year:
               2002...........................................$  689
               2003...........................................   677
               2004...........................................   558
               2005...........................................   558
               2006...........................................   558

     The following is a reconciliation  of reported net income (loss) and income
(loss) per share adjusted on a pro forma basis for the reversal of Goodwill amortization, net of tax, as though SFAS 142 had been in effect as of January 1, 2001 (in thousands except per share amounts):


                                   Three Months Ended September 30, 2001       Nine Months Ended September 30, 2001
                                   -------------------------------------       ------------------------------------
                                   As Reported  Adjustment   Pro Forma         As Reported  Adjustment   Pro Forma
                                   -----------  ----------   ---------         -----------  ----------   ---------
     Net income (loss)..............$ (1,768)     $  208    $  (1,560)          $ 45,917       $ 623     $  46,540
     Net income (loss) per share:
        Basic.......................    (.08)        .01         (.07)              2.09         .03          2.12
        Diluted  ...................    (.08)        .01         (.07)              1.98         .03          2.01

     Under SFAS 144, the Company continues to review certain long-lived assets other than Goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed. The Company has determined that for the nine months ended September 29, 2002 all of its long-lived assets that required testing for impairment were recoverable and did not require the recognition of any associated impairment loss. Accordingly, the adoption of SFAS 144 had no effect on the Company's consolidated financial position or results of operations for the three and nine-month periods ended September 29, 2002.

(3)  Pending Proposed Acquisition

     The Company has submitted a proposal to acquire the second largest franchisee of Arby's restaurants, Sybra, Inc. and its affiliate, Sybra of Connecticut, Inc. (collectively, "Sybra"), which are subsidiaries of I.C.H. Corporation ("ICH"). Sybra owns and operates 239 Arby's restaurants. ICH and Sybra had filed for protection under chapter 11 of the United States Bankruptcy Code on February 5, 2002 in order to restructure their financial obligations. The Company has filed a proposed chapter 11 plan of reorganization for ICH/Sybra which, as amended most recently on October 23, 2002, provides for the Company's purchase of Sybra in exchange for $8,000,000 to be paid to ICH's general unsecured creditors and the Company's agreement to pay certain other amounts (the "Obligations") which, based on estimates prepared by ICH/Sybra, are not expected to be substantial. In addition, the Company will invest $14,500,000, less the amount necessary to fund the Obligations, in Sybra, which amount will be used to pay Sybra's unsecured creditors and to fund working capital requirements. Furthermore, the Company will make available to, or obtain for, Sybra a $5,000,000 financing facility for each of three years following the acquisition (up to $15,000,000 in the aggregate) to fund any operating shortfalls of Sybra. Sybra will remain exclusively liable for its long-term debt and capital lease obligations which aggregated approximately $104,000,000 as of December 31, 2001, the most recent date for which this information is available. ICH/Sybra filed its own chapter 11 plan of reorganization which, as amended most recently on October 17, 2002, proposes the acquisition of Sybra by an affiliate of RTM, Inc., the largest franchisee of Arby's restaurants. The bankruptcy court presiding over the ICH/Sybra chapter 11 cases set a hearing for November 25, 2002 to consider approval of the competing chapter 11 plans. At this time, it is not possible to determine the outcome of the hearing and, as a result, the Company's efforts to acquire Sybra.

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):


                                                                  Three Months Ended            Nine Months Ended
                                                              --------------------------- ---------------------------
                                                             September 30,  September 29, September 30, September 29,
                                                                 2001           2002          2001          2002
                                                                 ----           ----          ----          ----


      Net income (loss).......................................$   (1,768)   $  (2,555)   $   45,917      $  (11,112)
      Net change in unrealized holding gains or losses on
        available-for-sale securities (see below).............    (2,600)          47        (3,365)         (1,062)
      Net change in currency translation adjustment...........       (28)          (9)            4             (35)
                                                              ----------    ---------    ----------      ----------
      Comprehensive income (loss).............................$   (4,396)   $  (2,517)   $   42,556      $  (12,209)
                                                              ==========    =========    ==========      ==========

      The following is a summary of the components of the net change in the unrealized holding gains or losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):


                                                                Three Months Ended              Nine Months Ended
                                                           -----------------------------  ----------------------------
                                                           September 30,   September 29,  September 30,  September 29,
                                                                2001           2002           2001         2002
                                                                ----           ----           ----         ----

     Net change in unrealized appreciation or depreciation
       of available-for-sale securities during the period....$   (3,975)   $    (336)   $   (3,488)     $     (336)
     (Less) plus reclassification of prior period net
       (appreciation) depreciation included in net income
       or loss...............................................       (36)         422        (1,428)         (1,334)
                                                             ----------    ---------    ----------      ----------
                                                                 (4,011)          86        (4,916)         (1,670)
     Change in equity in unrealized gain on a retained
       interest..............................................        --          (11)         (245)             46
     Income tax (provision) benefit..........................     1,411          (28)        1,796             562
                                                             ----------    ---------    ----------      ----------
                                                             $   (2,600)   $      47    $   (3,365)     $   (1,062)
                                                             ==========    =========    ==========      ==========

(5)  Discontinued Operations

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

     The consideration paid to the Company in the Snapple Beverage Sale consisted of (1) cash, which is subject to further post-closing adjustment as described below and (2) the assumption by Cadbury of debt and related accrued interest. The Snapple Beverage Sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it currently believes that it is entitled to receive from the Company a post-closing adjustment of $23,189,000 and the Company, on the other hand, has stated that it currently believes that it is entitled to receive from Cadbury a post-closing adjustment of $773,000, in each case plus interest at 7.19% from October 25, 2000. The Company is in arbitration with Cadbury to determine the amount of the post-closing adjustment. The Company expects the arbitration process to be completed in the first quarter of 2003.

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):


                                                                                   December 30,         September 29,
                                                                                       2001                 2002
                                                                                       ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Operations.................................................................$    29,067          $    29,504
      Net liabilities of SEPSCO Operations (net of assets held for sale of $234)...      2,895                2,815
                                                                                   -----------          -----------
                                                                                   $    31,962          $    32,319
                                                                                   ===========          ===========

(6)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing net income or loss by the weighted average number of common shares outstanding of 21,206,000 and 20,507,000 for the three-month periods ended September 30, 2001 and
September  29,  2002,  respectively,  and  21,921,000  and  20,471,000  for  the nine-month periods ended September 30, 2001 and September 29, 2002, respectively. Diluted loss per share for the three-month periods ended September 30, 2001 and September 29, 2002 and the nine-month period ended September 29, 2002 is the same as the basic loss per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss from continuing operations would have been antidilutive. Diluted income per share for the nine-month period ended September 30, 2001 has been computed by dividing the income by an aggregate 23,150,000 shares which include the 1,229,000 potential common share effect of dilutive stock options computed using the treasury stock method. The shares for diluted income per share for the nine-month period ended September 30, 2001 exclude any effect of (1) a written call option on the Company's common stock in conjunction with the assumption of the Company's zero coupon convertible debentures by Cadbury and (2) a forward purchase obligation for common stock whereby the Company repurchased 1,999,207 shares of its former class B common stock on August 10, 2001, since the effect of each of these on income from continuing operations per share in that period would have been antidilutive.

(7) Transactions with Related Parties

     The Company leased a helicopter until April 4, 2002 from a subsidiary of Triangle Aircraft Services Corporation ("TASCO"), a company owned by the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") under a dry lease which was scheduled to expire in September 2002. Annual rent for the helicopter was $382,000 from October 1, 2000 through September 30, 2001, and increased to $392,000 as of October 1, 2001 as a result of an annual cost of living adjustment. In connection with the dry lease, the Company had rent expense of $286,000 and $98,000 included in "General and administrative" in the accompanying condensed consolidated statements of operations for the nine-month periods ended September 30, 2001 and September 29, 2002, respectively. The Company terminated its lease effective April 1, 2002 and, in consideration for $150,000, was released from all of its remaining obligations under the lease, including a then remaining rental obligation of $196,000. The Company recorded the $150,000 during the three-month period ended June 30, 2002 when the lease was terminated and it is included in "General and administrative" for the nine-month period ended September 29, 2002.

     Effective March 1, 2001 the Company received a $5,000,000 interest-bearing note (the "Executives' Note") from the Executives as part of a settlement of a class action lawsuit receivable in three equal installments due March 31, 2001, 2002 and 2003. The Company recorded the $5,000,000 during the three-month period ended April 1, 2001 as a reduction of compensation expense included in "General and administrative" in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 2001, since the settlement effectively represented an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum and, in accordance with its terms, was adjusted on April 2, 2001 to 4.92% per annum and was again adjusted on April 1, 2002 to 1.75%. The Company recorded interest income on the Executives' Note of $107,000 and $56,000 for the nine-month periods ended September 30, 2001 and September 29, 2002, respectively. In March of 2001 and 2002 the Company collected the first and second installments aggregating $3,333,000 on the Executives' Note. The Company also collected related interest of $25,000 and $163,000 during the nine-month periods ended September 30, 2001 and September 29, 2002, respectively. The remaining balance of the Executives' Note of $1,667,000 is included in "Receivables" in the accompanying condensed consolidated balance sheet as of September 29, 2002.

     Triarc recorded incentive compensation of $22,500,000 during 2000 to the Executives which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit on January 23, 2001. The increase in the fair value of the investments in the Deferred Compensation Trusts for the nine-month periods ended September 30, 2001 and September 29, 2002 resulted in deferred compensation expense of $1,089,000 and $481,000, respectively, included in "General and administrative." Under accounting principles generally accepted in the United States of America, the Company recognized investment income of $171,000 on the investments in the Deferred Compensation Trusts during the nine-month period ended September 30, 2001 but was not able to recognize any investment income on the increase in value of the investments in the Deferred Compensation Trusts during the nine-month period ended September 29, 2002. This disparity between compensation expense and investment income recognized will reverse in future periods as either (1) the investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. The related obligation is reported as "Deferred compensation payable to related parties" and the investments in the Deferred Compensation Trusts are reported in "Investments" in the accompanying condensed consolidated balance sheets.

     As disclosed in more detail in Note 24 ("Note 24") to the consolidated financial statements contained in the Form 10-K regarding related party transactions, the Company has provided a number of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management. The Company did not enter into any new co-investments or make any co-investment loans to management officers or employees during the nine-month period ended September 29, 2002 and management has notified the Company's board of directors that the Company does not intend to make any further co-investment loans.
Moreover, under recently enacted Federal legislation, the Company is not permitted to make any new loans to its executive officers. During the year ended December 30, 2001, the Company wrote off $219,000 of non-recourse notes and $14,000 of related accrued interest owed by management in connection with their investment in 280 KPE Holdings, LLC ("280 KPE") due to the worthlessness of the underlying investments held by 280 KPE. Such non-recourse notes were forgiven during March 2002. During the nine months ended September 29, 2002, the Company collected the remaining $216,000 of recourse notes and $18,000 of related accrued interest owed by management in connection with their co-investment in 280 KPE. During that period the Company also collected $90,000 of notes and $3,000 of related accrued interest in connection with co-investments in EBT Holding Company LLC and $50,000 of notes and $2,000 of related accrued interest in connection with a co-investment in 280 BT Holdings LLC ("280 BT"). In addition, in September 2002, a former officer of the Company surrendered 1.5% of his 2.5% co-investment interest in 280 BT to the Company in settlement of a $50,000 non-recourse loan made to him in connection with that co-investment and $2,000 of related accrued interest, resulting in an increase in the Company's ownership percentage to 57.4% from 55.9%. Such settlement resulted in a pretax gain to the Company of $48,000 consisting of a reduction of the minority interests in 280 BT of $100,000 as a result of the Company now owning the 1.5% surrendered interest less the $52,000 charge for the extinguishment of the $50,000 non-recourse note plus related accrued interest. This gain is before the recognition of additional losses deemed to be other than temporary in investments owned by 280 BT during the three-month period ended September 29, 2002. The reduction of the minority interests was included as a credit to "Minority interests in loss of a consolidated subsidiary" and the charge for the extinguishment of the note was included in "General and administrative" in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 29, 2002. Under the Company's co-investment policy, as of September 29, 2002 the Company had in total $2,347,000 principal amount of co-investment notes receivable from management, of which $1,174,000 were non-recourse. These notes are included in "Deferred costs and other assets" in the accompanying condensed consolidated balance sheets.

     Also as disclosed in Note 24, the Company has an investment in Scientia Health Group Limited ("Scientia") through its current 57.4% ownership of 280 BT (see previous paragraph). In July 2002, the executive chairman of the board of Scientia resigned and in October 2002 pled guilty to certain charges in an indictment by a Federal grand jury. The Company is monitoring the effect this resignation and guilty plea has had and may continue to have on the value, as disclosed below, of the Company's investment. 280 BT invested $5,000,000 in Scientia in November 2001, of which $2,500,000 was originally invested by the Company. Management originally invested $2,475,000 under the Company's co-investment policy; such amount includes co-investment loans by the Company to a number of members of management which as of September 29, 2002 aggregate
$1,550,000 outstanding, of which $775,000 are non-recourse. These notes are included in the total $2,347,000 aggregate principal amount of co-investment notes receivable as of September 29, 2002 referred to in the paragraph above. The Company accounts for 280 BT as a consolidated subsidiary and includes 280 BT's total investment in Scientia in "Investments" in the accompanying condensed consolidated balance sheets and also reports related minority interests in "Deferred income, other liabilities and minority interests in a consolidated subsidiary." As of September 29, 2002, the carrying value of the investment in Scientia was the gross amount of $2,419,000, effectively reduced by minority interests of $1,031,000. The gross carrying value represents the original cost less adjustments aggregating $2,581,000 for unrealized losses in investments made by Scientia that were deemed to be other than temporary, effectively reduced by minority interests of $1,107,000. One of the Executives serves on Scientia's board of directors.

     As of December 30, 2001, the Company owned 8.4% and certain of its present and former officers, including entities controlled by them, owned 19.3% of the common stock of Encore Capital Group, Inc. ("Encore"), which was formerly MCM Capital Group, Inc. During the nine-month period ended September 29, 2002, certain existing stockholders of Encore made an aggregate $5,000,000 investment in newly-issued convertible preferred stock of Encore, of which the Company invested $873,000 and some of those present and former officers referred to above invested $1,627,000. The Company's investment in the common stock of Encore is accounted for in accordance with the equity method while the investment in the preferred stock of Encore is accounted for in accordance with the cost method. The Company had $744,000 of cumulative unrecorded equity in losses of Encore as of December 30, 2001 since the Company had previously reduced its investment in Encore to zero. The Company recognized the $744,000 in connection with its $873,000 additional investment during the three-month period ended March 31, 2002 as a charge to "Other income (expense), net" in the accompanying condensed consolidated statement of operations for the nine-month period ended September 29, 2002. The Company also recognized $266,000 of its equity in earnings of Encore during the nine-month period ended September 29, 2002. Concurrently with the $5,000,000 investment, a financial institution which holds senior notes of Encore forgave obligations thereunder aggregating $5,323,000. Encore recorded an increase in its additional paid-in capital of $4,665,000 for the forgiveness of this debt during its first quarter of 2002, representing the $5,323,000 less $658,000 of related unamortized debt discount and deferred loan costs. The Company recorded its equity of $393,000 in such amount as an increase in "Additional paid-in capital" during the nine-month period ended September 29, 2002.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 24 to the consolidated financial statements contained in the Form 10-K.

(8) Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc. ("Adams"), a non-operating subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection (the "FDEP") conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believed that further unspecified action is warranted at the site. Adams has engaged its own environmental consultant that, under the supervision of the FDEP, has conducted a further investigation of the site that was intended to develop additional information on the extent and nature of the soil and groundwater contamination and the appropriate remediation for that contamination. Adams' environmental consultant has submitted to the FDEP a summary of the results of this investigation with a proposal for remediation and monitoring of the identified contamination. The FDEP has responded by requesting certain additional investigative and remedial work. Adams currently intends to negotiate a work plan that is acceptable to the FDEP and is not materially more costly than Adams' original proposal which is estimated to cost approximately $1,000,000. Based on the preliminary cost estimate and Adams' intent to negotiate a work plan that does not materially exceed that estimate, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees. Such provision was made primarily during the three-month period ended June 30, 2002 principally as a reduction of gain on sale of businesses in "Other income (expense), net" in the accompanying condensed consolidated statement of operations for the nine-month period ended September 29, 2002 since the provision represents an adjustment to the previously recorded gain on the sale of Adams.

     As disclosed more fully in the Form 10-K, on March 23, 1999 a stockholder filed a complaint against the Company and the Executives on behalf of persons who held Triarc class A common stock which, as amended, alleged that the Company's tender offer statement filed with the Securities and Exchange Commission, pursuant to which the Company repurchased 3,805,015 shares of its class A common stock for $18.25 per share, was materially false and misleading. On October 17, 2002 this action was dismissed by the court presiding over this matter. The stockholder has until November 25, 2002 to file a notice of appeal.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its business. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,800,000 as of September 29, 2002. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.





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

     As discussed in more detail below under "Liquidity and Capital Resources - Acquisitions and Investments," we have submitted a proposal to acquire the second largest franchisee of Arby's restaurants. The forward-looking statements we make in this Item 2 exclude any effects that this proposed acquisition, if consummated, would have on our post-acquisition results of operations and cash flows.

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first nine-month period of fiscal 2001 commenced on January 1, 2001 and ended on September 30, 2001, with our third quarter of 2001 commencing on July 2, 2001. Our first nine-month period of fiscal 2002 commenced on December 31, 2001 and ended on September 29, 2002, with our third quarter of 2002 commencing on July 1, 2002. When we refer to the "three months ended September 30, 2001," or the "2001 third quarter," and the "nine months ended September 30, 2001," or the "first nine months of 2001," we mean the periods from July 2, 2001 to September 30, 2001 and January 1, 2001 to September 30, 2001, respectively. When we refer to the "three months ended
September  29,  2002," or the "2002 third  quarter,"  and the "nine months ended
September 29, 2002," or the "first nine months of 2002," we mean the periods from July 1, 2002 to September 29, 2002 and December 31, 2001 to September 29, 2002, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks.

     Certain amounts presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three and nine-month periods ended September 30, 2001 have been reclassified to conform with the current periods' presentation.

Results of Operations

     Set forth below is a table that summarizes and compares our results of operations for (1) the three months ended September 30, 2001 and September 29, 2002 and (2) the nine months ended September 30, 2001 and September 29, 2002, and provides the amount and percent of the change between those respective periods. We consider certain percentage changes between periods to be not measurable or not meaningful, and we refer to these as "n/m." The percentages used in the following discussion have been rounded to the nearest whole percentage.


                                              Three Months Ended                            Nine Months Ended
                                           ---------------------------    Change       ---------------------------      Change
                                          September 30, September 29, ---------------  September 30, September 29, -----------------
                                             2001           2002     Amount   Percent      2001          2002      Amount    Percent
                                             ----           ----     ------   -------      ----          ----      ------    -------
                                                                    (In Millions Except Percents)
Revenues, investment income (loss) and
  other income (expense):
   Royalties and franchise and related
     fees ..................................$ 24.1        $  25.7   $   1.6       7 %     $  68.0       $  72.9    $  4.9       7 %
   Investment income (loss), net ...........   5.9           (0.4)     (6.3)   (107)%        29.2           0.7     (28.5)    (98)%
   Other income (expense), net  ............   0.3            0.4       0.1      33 %         9.5          (1.0)    (10.5)   (111)%
                                            ------        -------    ------               -------       -------    ------
       Total revenues, investment income
         (loss) and other income (expense)..  30.3           25.7      (4.6)    (15)%       106.7          72.6     (34.1)    (32)%
                                            ------        -------    ------               -------       -------    ------
Costs and expenses:
   General and administrative ..............  21.2           20.2      (1.0)     (5)%        58.2          59.0       0.8       1 %
   Depreciation and amortization,
     excluding amortization of deferred
     financing costs .......................   1.5            1.6       0.1       3 %         4.7           4.9       0.2       3 %
   Interest expense ........................   7.1            6.8      (0.3)     (4)%        23.5          20.0      (3.5)    (15)%
   Insurance expense related to long-term
     debt...................................   1.2            1.1      (0.1)     (6)%         3.6           3.4      (0.2)     (6)%
   Costs of proposed business acquisitions
     not consummated........................   0.5            2.1       1.6      n/m          0.6           2.2       1.6      n/m
                                            ------        -------   -------               -------       -------    ------
       Total costs and expenses ............  31.5           31.8       0.3       1 %        90.6          89.5      (1.1)     (1)%
                                            ------        -------   -------               -------       -------    ------
         Income (loss) from continuing
           operations before income taxes
           and minority interests...........  (1.2)          (6.1)     (4.9)     n/m         16.1         (16.9)    (33.0)     n/m
Benefit from (provision for) income taxes ..  (0.6)           2.5       3.1      n/m         (8.7)          3.5      12.2      n/m
Minority interests in loss of a
  consolidated subsidiary...................    --            1.0       1.0      n/m           --           2.3       2.3      n/m
                                            ------        -------   -------               -------       -------    ------
         Income (loss) from continuing
           operations.......................  (1.8)          (2.6)     (0.8)     n/m          7.4         (11.1)    (18.5)     n/m
Discontinued operations.....................    --             --        --      n/m         38.5            --     (38.5)     n/m
                                            ------        -------   -------               -------       -------    ------
       Net income (loss)....................$ (1.8)       $  (2.6)  $  (0.8)     n/m      $  45.9       $ (11.1)   $(57.0)     n/m
                                            ======        =======   =======               =======       =======    ======



Three Months Ended September 29, 2002 Compared with Three Months Ended
  September 30, 2001

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which are generated entirely from our restaurant franchising business, increased $1.6 million, or 7%, to $25.7 million for the three months ended September 29, 2002 from $24.1 million for the three months ended September 30, 2001 reflecting a $1.5 million, or 7%, increase in royalties and a $0.1 million, or 11%, increase in franchise and related fees. The increase in royalties consisted of (1) a $0.9 million improvement due to an under 5% increase in same-store sales of franchised restaurants and (2) a $0.6 million improvement resulting from the royalties from 114 restaurants opened since September 30, 2001, with generally higher than average sales volumes, replacing the royalties from the 73 generally underperforming restaurants closed since September 30, 2001. The increase in franchise and related fees was principally due to a decrease in franchise fee credits earned by franchisees under our remodeling incentive program in the 2002 third quarter compared with the 2001 third quarter. We currently anticipate a continued combined increase in royalties and franchise and related fees for the 2002 fourth quarter compared with the 2001 fourth quarter but at a much lower rate than the 7% increase experienced during the 2002 third quarter due to anticipated lower forfeited deposits and a currently anticipated modest to no increase in same-store sales of franchised restaurants reflecting our current estimate of a weak beginning of the 2002 fourth quarter. Forfeited deposits in the 2001 fourth quarter reflected the termination of a significant number of commitments to open new franchised restaurants by one of our franchisees and we do not expect terminations to recur at the same level in the 2002 fourth quarter.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income (Loss), Net

      The following table summarizes and compares the major components of investment income (loss), net:


                                                                        Three Months Ended
                                                                   -----------------------------
                                                                   September 30,   September 29,
                                                                      2001             2002         Change
                                                                      ----             ----         ------
                                                                                   (In Millions)

     Interest income................................................$    6.6       $     2.8       $   (3.8)
     Other than temporary unrealized losses.........................    (1.0)           (2.9)          (1.9)
     Recognized net gains (losses) .................................     0.3            (0.5)          (0.8)
     Equity in losses of investment limited partnerships
       and similar investment entities..............................    (0.4)           (0.2)           0.2
     Distributions, including dividends.............................     0.5             0.5             --
     Investment management and performance fees.....................    (0.1)           (0.1)            --
                                                                    --------       ---------       --------
                                                                    $    5.9       $    (0.4)      $   (6.3)
                                                                    ========       =========       ========

     The decrease in the interest income is principally due to lower average interest rates on our cash equivalents and interest-bearing short-term investments. Average rates on our interest-bearing investments declined from above 4% in the 2001 third quarter to below 2% in the 2002 third quarter principally due to the general decline in the money market and short-term interest rate environment. We currently have significant investments in cash equivalents and we anticipate interest income will continue to be significantly lower in the 2002 fourth quarter compared with the 2001 fourth quarter, assuming interest rates as of September 29, 2002 do not increase significantly. Our provision for unrealized losses on our available-for-sale and other cost basis investments deemed to be other than temporary resulted from declines in the underlying economics of specific marketable equity securities and other investments and/or volatility in capital markets. Our recognized net gains (losses) and other than temporary unrealized losses are dependent upon market fluctuations in the value of our investments in available-for-sale securities and cost basis investments and/or the timing of the sales of those investments. Accordingly, our recognized net gains (losses) and our other than temporary unrealized losses presented in the above table may not recur in future periods.

     As of September 29, 2002, we had pretax unrealized holding gains and losses on available-for-sale marketable securities of $1.2 million and $1.3 million, respectively, included in accumulated other comprehensive deficit. Should either
(1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the gains or losses on the related investments at that time. In addition, through 280 BT Holdings LLC, a 57.4%-owned consolidated subsidiary, we hold a $2.4 million cost basis investment, before related minority interests of $1.0 million, in Scientia Health Group Limited, an entity which we refer to as Scientia, whose executive chairman of the board resigned in July 2002 and pled guilty in October 2002 to certain charges in an indictment by a Federal grand jury. The $2.4 million investment represents original cost less adjustments for unrealized losses in investments made by Scientia that were deemed to be other than temporary, including $2.2 million during the 2002 third quarter. Such amounts have been effectively reduced by minority interests of $1.0 million and $0.9 million, respectively. We are monitoring the effect this resignation and guilty plea has had and may continue to have on the value of our investment, which could possibly result in the recognition of an additional other than temporary loss in future periods. In addition, as of September 29, 2002 we have $0.8 million of non-recourse notes receivable from management officers and employees relating to a portion of their investments in 280 BT Holdings. If the value of 280 BT Holding's investments should further decline and, accordingly, we recognize additional other than temporary losses, we could also recognize losses relating to the non-recourse notes receivable in "General and administrative" expenses.

Other Income, Net

     The following table summarizes and compares the major components of other income, net:


                                                                         Three Months Ended
                                                                   -----------------------------
                                                                   September 30,   September 29,
                                                                      2001             2002         Change
                                                                      ----             ----         ------
                                                                                   (In Millions)

     Equity in earnings (losses) of investees, other than investment
       limited partnerships and similar investment entities.........$   (0.1)      $     0.2       $    0.3
     Reduction in the fair value of the liability for a written
       call option on our stock.....................................     0.3              --           (0.3)
     Other interest income..........................................     0.1             0.1             --
     Other..........................................................      --             0.1            0.1
                                                                    --------       ---------       --------
                                                                    $    0.3       $     0.4       $    0.1
                                                                    ========       =========       ========

     Other income, net was relatively unchanged. The $0.3 million improvement in equity in earnings (losses) of investees, other than investment limited partnerships and similar investment entities, is principally due to the recognition of equity in earnings of Encore Capital Group, Inc. (formerly MCM Capital Group, Inc.), an 8.4% common equity investee of ours which we refer to as Encore, during the 2002 third quarter. No such equity in earnings or losses of Encore were recorded in the 2001 third quarter because of our having previously reduced our investment in Encore to zero. The written call option on our stock effectively arose upon the assumption of our zero coupon convertible debentures by the purchaser of our former beverage businesses which remain convertible into our class A common stock. The purchaser of our former beverage businesses is required to take all actions reasonably necessary to call these debentures for redemption in February 2003.

General and Administrative

     Our general and administrative expenses decreased $1.0 million, or 5%, principally due to (1) a $1.8 million decrease in incentive compensation costs,
(2) a $0.5 million decrease in the provision for uncollectible non-recourse notes receivable from management officers and employees in accordance with their terms relating to entities in which we and our officers and employees co-invested and (3) a $0.4 million decrease in expenses, excluding related depreciation and amortization, resulting from the termination in December 2001 of fractional interests in two airplanes under timeshare agreements. The $1.8 million decrease in incentive compensation is principally due to the effect in the 2001 third quarter, which did not recur in the 2002 third quarter, under our executive bonus plan from the positive impact on our capitalization from the sale of our former beverage businesses. These decreases were partially offset by
(1) a $1.0 million increase in advertising expense related to an Arby's national cable television advertising campaign and (2) a $0.8 million increase in charitable contributions.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.1 million, or 3%, reflecting a $0.3 million increase attributable to the full quarter effect on depreciation in the 2002 third quarter of an airplane that was placed in service in September 2001. This increase was substantially offset by $0.2 million of goodwill amortization in the 2001 third quarter which ceased effective December 31, 2001 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The end of goodwill amortization under Statement 142 will positively impact the 2002 fourth quarter by $0.2 million. The termination of the aircraft timeshare agreements in December 2001 disclosed above under "General and administrative" did not have any effect on the change in depreciation and amortization since all remaining amortization had been recorded in the 2001 first quarter.

Interest Expense

     Interest expense decreased $0.3 million, or 4%, to $6.8 million for the three months ended September 29, 2002 from $7.1 million for the three months ended September 30, 2001 principally due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, since the end of the 2001 third quarter.

Costs of Proposed Business Acquisitions Not Consummated

     The $2.1 million of costs of a proposed business acquisition not consummated in the 2002 third quarter were for a business acquisition proposal we submitted in July 2002 which was not accepted. The $0.5 million of costs in the 2001 third quarter were for other less significant proposed business acquisitions not consummated.

Loss From Continuing Operations Before Income Taxes and Minority Interests

     Our loss from continuing operations before income taxes and minority interests increased $4.9 million to $6.1 million for the three months ended September 29, 2002 from $1.2 million for the three months ended September 30, 2001 due to the effect of the variances explained in the captions above.

Income Taxes

     The benefit from income taxes represented an effective rate of 42% for the three months ended September 29, 2002. This 42% effective rate reflects the catch-up effect of a year-to-date increase in the estimated full-year 2002 effective tax benefit rate from 9% to 21% since we now estimate a higher full-year pretax loss, which reduces the effect of nondeductible expenses on our estimated effective tax rate. The higher projected loss is principally a result of (1) the $2.9 million of other than temporary unrealized losses on investments recognized in the 2002 third quarter and (2) the $2.1 million of costs expensed in the 2002 third quarter in connection with a business acquisition proposal we submitted in July 2002 which was not accepted, both as previously explained. For the three months ended September 30, 2001 we had a provision for income taxes despite a pretax loss from continuing operations principally as a result of the catch-up effect of a year-to-date increase in the estimated full-year 2001 effective tax rate from 47% to 54% reflecting a decrease in then estimated full-year pretax income from continuing operations.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $1.0 million for the three months ended September 29, 2002 reflect provisions for unrealized losses by 280 BT Holdings on its cost basis investments deemed to be other than temporary.

Nine Months Ended September 29, 2002 Compared with Nine Months Ended
  September 30, 2001

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which are generated entirely from our restaurant franchising business, increased $4.9 million, or 7%, to $72.9 million for the nine months ended September 29, 2002 from $68.0 million for the nine months ended September 30, 2001 reflecting a $5.4 million, or 8%, increase in royalties partially offset by a $0.5 million, or 20%, decrease in franchise and related fees. The increase in royalties consisted of (1) a $3.0 million improvement due to a 4% increase in same-store sales of franchised restaurants and (2) a $2.4 million improvement resulting from the royalties from the 114 restaurants opened since September 30, 2001, with generally higher than average sales volumes, replacing the royalties from the 73 generally underperforming restaurants closed since September 30, 2001. The decrease in franchise and related fees was principally due to lower franchise fees primarily as a result of franchisees opening 17 fewer restaurants in the first nine months of 2002 compared with the first nine months of 2001. We currently anticipate a continued combined increase in royalties and franchise and related fees for the 2002 fourth quarter compared with the 2001 fourth quarter, but at a much lower rate than the 7% increase experienced during the first nine months of 2002, as previously explained in more detail in the comparison of the three-month periods.

     Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:


                                                                        Nine Months Ended
                                                                   -----------------------------
                                                                   September 30,   September 29,
                                                                      2001             2002         Change
                                                                      ----             ----         ------
                                                                                   (In Millions)

     Interest income................................................$   26.0       $     8.5       $  (17.5)
     Other than temporary unrealized losses.........................    (1.4)          (11.0)          (9.6)
     Recognized net gains...........................................     4.4             1.9           (2.5)
     Distributions, including dividends.............................     1.3             1.7            0.4
     Investment management and performance fees.....................    (0.7)           (0.3)           0.4
     Equity in losses of investment limited partnerships
       and similar investment entities..............................    (0.4)           (0.1)           0.3
                                                                    --------       ---------       --------
                                                                    $   29.2       $     0.7       $  (28.5)
                                                                    ========       =========       ========

     The decrease in interest income is due to lower average interest rates and, to a lesser extent, lower average amounts of cash equivalents and interest-bearing short-term investments during the first nine months of 2002 compared with the first nine months of 2001. Average rates on our interest-bearing investments declined from 5% in the first nine months of 2001 to above 2% in the first nine months of 2002 principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments declined principally due to our payment in mid-March 2001 of $239.3 million of estimated income taxes related to the October 2000 sale of our former beverage businesses. We currently anticipate interest income will continue to be significantly lower in the 2002 fourth quarter compared with the 2001 fourth quarter, assuming interest rates as of September 29, 2002 do not increase significantly. Our provision for unrealized losses on our available-for-sale and other cost basis investments deemed to be other than temporary resulted from declines in the underlying economics of specific marketable equity securities and other investments and/or volatility in capital markets. Our recognized net gains and other than temporary unrealized losses presented in the above table may not recur in future periods, as previously explained in more detail in the comparison of the three-month periods.

     As of September 29, 2002, we had pretax unrealized holding gains and losses on available-for-sale marketable securities of $1.2 million and $1.3 million, respectively, included in accumulated other comprehensive deficit. Should either
(1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the gains or losses on the related investments at that time. In addition, as explained in more detail in the comparison of the three-month periods, we hold a $2.4 million cost basis investment, before related minority interests of $1.0 million, in Scientia for which recognition of an additional other than temporary loss could possibly be required in future periods. Also as explained in more detail in the comparison of the three-month periods, the recognition of an additional other than temporary loss by 280 BT Holdings could result in losses relating to the non-recourse notes from management officers and employees of up to a maximum of $0.8 million in "General and administrative" expenses.

Other Income (Expense), Net

     The following table summarizes and compares the major components of other income (expense), net:


                                                                         Nine Months Ended
                                                                   -----------------------------
                                                                   September 30,   September 29,
                                                                      2001             2002         Change
                                                                      ----             ----         ------
                                                                                   (In Millions)

     Interest income related to sale of beverage businesses.........$    8.3       $      --       $   (8.3)
     Reduction of gain related to business previously sold..........      --            (1.2)          (1.2)
     Reduction in the fair value of the liability for a written
       call option on our stock.....................................     0.8              --           (0.8)
     Equity in losses of investees, other than investment
       limited partnerships and similar investment entities.........    (0.2)           (0.5)          (0.3)
     Other interest income..........................................     0.4             0.3           (0.1)
     Other..........................................................     0.2             0.4            0.2
                                                                    --------       ---------       --------
                                                                    $    9.5       $    (1.0)      $  (10.5)
                                                                    ========       =========       ========

     Other income (expense), net decreased $10.5 million principally due to $8.3 million of interest income recorded in the 2001 second quarter which did not recur in the first nine months of 2002 related to our election in June 2001 to treat certain portions of the sale of our former beverage businesses as an asset sale for income tax purposes, as explained in more detail below under "Discontinued Operations." The $1.2 million reduction of gain related to a business previously sold results from a charge for estimated environmental clean-up and related costs. The written call option on our stock was previously explained in the comparison of the three-month periods. The $0.3 million increase in equity in losses of investees was principally due to the recognition in the 2002 first quarter of $0.7 million of our previously unrecorded equity in losses of Encore upon our investment of $0.9 million in newly-issued convertible preferred stock of Encore partially offset by $0.2 million in equity in earnings of Encore subsequent to the 2002 first quarter. The $0.7 million of cumulative equity in losses of Encore had not been recorded previously as a result of our having reduced our investment in Encore to zero.

General and Administrative

     Our general and administrative expenses increased $0.8 million, or 1%, principally reflecting (1) an increase of $5.0 million due to a reduction in compensation expense in the 2001 first quarter related to a note that we received in the 2001 first quarter from our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, in partial settlement of a class action shareholder lawsuit which asserted claims relating to certain compensation awards to the Executives, (2) an increase of $1.0 million in advertising expenses related to an Arby's national cable television advertising campaign, (3) an increase of $1.0 million in insurance costs principally reflecting higher rates and (4) an increase of $0.9 million in charitable contributions. The $5.0 million gain from the settlement of the class action shareholder lawsuit was included as a reduction of general and administrative expenses in the first nine months of 2001 since the gain effectively represented an adjustment of prior period compensation expense. These increases were partially offset by (1) a $4.8 million decrease in incentive compensation costs, (2) a $0.9 million decrease in expenses, excluding depreciation and amortization, due to the termination in December 2001 of fractional interests in two airplanes under timeshare agreements, (3) a $0.6 million decrease in deferred compensation expense and (4) a $0.5 million decrease in provision for uncollectible non-recourse notes receivable from management officers and employees relating to entities in which we and our officers and employees co-invested. The $4.8 million decrease in incentive compensation was principally due to higher compensation in the first nine months of 2001, which did not recur in the first nine months of 2002, under our executive bonus plan reflecting the positive impact on our capitalization from the sale of our former beverage businesses. Deferred compensation expense of $0.5 million for the nine months ended September 29, 2002 and $1.1 million for the nine months ended September 30, 2001 represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, for the benefit of the Executives as explained in more detail below under "Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests."

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $0.2 million, or 3%, reflecting (1) $1.0 million attributable to the full period effect of depreciation in the first nine months of 2002 on an airplane that was placed in service in September 2001 and (2) a $0.2 million increase related to amortization of leasehold improvements completed during the 2001 second quarter. These increases were substantially offset by (1) $0.5 million of accelerated amortization in the 2001 first quarter resulting from the then anticipated early termination of fractional interests in aircraft and (2) $0.6 million of goodwill amortization in the first nine months of 2001 which ceased effective December 31, 2001, both as previously explained in more detail in the comparison of the three-month periods.

Interest Expense

     Interest expense decreased $3.5 million, or 15%, to $20.0 million for the nine months ended September 29, 2002 from $23.5 million for the nine months ended September 30, 2001. This decrease principally reflects (1) interest of $3.1 million recorded in the 2001 first half on the estimated income tax liability paid with the filing of our election in June 2001 to treat certain portions of the sale of our former beverage businesses as an asset sale for income tax purposes, as explained below under "Discontinued Operations" and (2) a $1.0 million decrease in interest expense due to lower outstanding balances of the Securitization Notes. These decreases were partially offset by a $0.8 million increase in interest expense due to the full period effect of an outstanding term loan and related interest rate swap agreement used to finance the purchase of an airplane in July 2001.

Costs of Proposed Business Acquisitions Not Consummated

     The $2.2 million of costs of proposed business acquisitions not consummated in the first nine months of 2002 were primarily for a business acquisition proposal we submitted in July 2002 which was not accepted. The $0.6 million of costs in the first nine months of 2001 were for other less significant proposed business acquisitions not consummated.

Income (Loss) From Continuing Operations Before Income Taxes and Minority
  Interests

     Our income (loss) from continuing operations before income taxes and minority interests decreased $33.0 million to a loss of $16.9 million for the nine months ended September 29, 2002 from income of $16.1 million for the nine months ended September 30, 2001 due to the effect of the variances explained in the captions above.

     As disclosed above, we recognized $1.1 million in the first nine months of 2001 and $0.5 million in the first nine months of 2002 of deferred compensation expense for the increase in the fair value of the investments in the Trusts. Under accounting principles generally accepted in the United States of America, we recognized investment income of $0.2 million on the investments in the Trusts during the first nine months of 2001, but were not permitted to recognize any investment income on the investments in the Trusts during the first nine months of 2002. This disparity between compensation expense and investment income recognized will reverse in the future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Income Taxes

     The benefit from and provision for income taxes represented effective rates of 21% for the nine months ended September 29, 2002 and 54% for the nine months ended September 30, 2001, respectively. The effective benefit rate in the first nine months of 2002 is lower than the United States Federal statutory rate of 35% and the effective provision rate in the first nine months of 2001 was higher than the 35% rate principally due to (1) the effect of non-deductible compensation costs, (2) state income taxes of the consolidated entities which file state tax returns on an individual company basis with a differing mix of pretax income or loss and (3) the effect in 2001 of non-deductible amortization of goodwill.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $2.3 million for the nine months ended September 29, 2002 reflect provisions for unrealized losses by 280 BT Holdings as previously explained in more detail in the comparison of the three-month periods.

Discontinued Operations

     The income from discontinued operations of $38.5 million for the nine months ended September 30, 2001 resulted entirely from adjustments to the previously recognized estimated gain on disposal of our beverage businesses.
These net adjustments resulted from the realization of $200.0 million of proceeds from the purchaser for our electing in June 2001 to treat certain portions of the sale as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the sale.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $0.3 million during the nine months ended September 29, 2002 despite a net loss of $11.1 million due to (1) net operating investment adjustments of $7.9 million,
(2) net non-cash charges of $3.4 million and (3) collection of a litigation settlement receivable of $1.7 million, all partially offset by cash used by changes in operating assets and liabilities of $1.6 million.

     The net operating investment adjustments of $7.9 million consisted principally of net recognized losses other than from trading securities and short positions in securities. The non-cash charges of $3.4 million consisted principally of depreciation and amortization less deferred income tax benefit and minority interests in loss of a consolidated subsidiary. The cash used by changes in operating assets and liabilities of $1.6 million reflects a decrease in accounts payable and accrued expenses of $4.2 million partially offset by decreases in prepaid expenses of $1.5 million and receivables of $1.1 million. The decrease in accounts payable and accrued expenses was principally due to the annual payment of previously accrued incentive compensation substantially offset by the accrual of incentive compensation costs for the first nine months of 2002. The decrease in prepaid expenses was principally due to a reduction in prepaid advertising costs related to our Arby's national cable television advertising campaign. The decrease in receivables was principally due to the collection of past due amounts from franchisees.

     We expect continued positive cash flows from operations during the fourth quarter of 2002, excluding the effect of any net purchases of trading securities which represent the discretionary investment of excess cash.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $536.0 million at September 29, 2002, reflecting a current ratio, which equals current assets divided by current liabilities, of 5.2:1. Working capital decreased $20.6 million from $556.6 million at December 30, 2001 principally due to the reclassification of $19.2 million of long-term debt to current.

     Our total capitalization at September 29, 2002 was $619.5 million consisting of stockholders' equity of $323.9 million and $295.6 million of long-term debt, including current portion. Our total capitalization decreased $26.6 million from $646.1 million at December 30, 2001 principally due to (1) repayments of long-term debt of $18.1 million, (2) a net loss of $11.1 million,
(3) repurchases of $3.1 million of our common stock discussed below under "Treasury Stock Purchases" and (4) adjustments of $1.1 million in deriving comprehensive loss from net loss, all partially offset by proceeds of $5.4 million from stock option exercises.

Securitization Notes

     We have outstanding Securitization Notes with a remaining principal balance of $259.7 million as of September 29, 2002 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, we currently estimate that we will repay $4.9 million during the 2002 fourth quarter with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

     The Securitization Notes were issued by our subsidiary Arby's Franchise Trust, which we refer to as Arby's Trust. The indenture contains various covenants which (1) require periodic financial reporting, (2) require meeting a debt service coverage ratio test and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) asset dispositions and (c) the payment of distributions. Arby's Trust was in compliance with all of these covenants as of September 29, 2002. As of September 29, 2002, the indenture restricted Arby's Trust from paying any distributions through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc through the parent of Arby's. On October 21, 2002, $2.5 million relating to the cash flows for the calendar month of September became available for the payment of distributions by Arby's Franchise Trust.

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $19.1 million as of September 29, 2002. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $13.8 million as of September 29, 2002.

     Our total scheduled long-term debt repayments during the 2002 fourth quarter are $6.2 million consisting principally of the $4.9 million expected to be paid under the Securitization Notes, $0.8 million due on the secured bank term loan and $0.4 million due on the 8.95% secured promissory note.

Guaranties and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane Corporation, whose principal asset is a $30.0 million intercompany note receivable from Triarc, agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of September 29, 2002, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than our special limited partner interest. Either National Propane Corporation or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes associated with our July 1999 sale of the propane business if National Propane required the repurchase.

     In 1997 Arby's sold all of its 355 then company-owned restaurants. The purchaser of the restaurants assumed substantially all of the associated operating and capitalized lease obligations (approximately $68.0 million as of September 29, 2002, assuming the purchaser has made all scheduled payments through that date under these lease obligations), although Arby's remains contingently liable if the purchaser does not make the required future lease payments. In connection with such sale, Triarc guaranteed $54.7 million of mortgage and equipment notes payable to FFCA Mortgage Corporation that were assumed by the purchaser. Outstanding obligations under the mortgage and equipment notes approximated $43.0 million as of September 29, 2002. Triarc is also a guarantor of $0.5 million as of September 29, 2002 of mortgage and equipment notes included in our long-term debt for which one of our subsidiaries is co-obligor with the purchaser of the restaurants.

     We guarantee a $6.7 million portion of senior notes issued by Encore to a major financial institution. During the first nine months of 2002, the outstanding principal amount of these notes was reduced from $10.0 million to $7.2 million as the lender forgave $2.8 million of principal and $2.5 million of related accrued interest upon an investment by certain existing stockholders, including us, of $5.0 million in newly-issued convertible preferred stock of Encore. Our portion of the preferred stock investment was $0.9 million and certain of our present and former officers, including entities controlled by them, invested an aggregate of $1.6 million. Our guarantee will be reduced by
(1) any repayment of these senior notes, (2) any purchases of these senior notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution by us, Encore or another significant stockholder of Encore or any of their affiliates. Some of our present and former officers, including entities controlled by them, who collectively owned 15.7% of Encore at the time of Encore's initial public offering in July 1999 are not parties to this note guaranty and could indirectly benefit from it.

     In addition to the note guaranty, we and certain other stockholders of Encore, including our present and former officers referred to above who had invested in Encore prior to its initial public offering, on a joint and several basis, have entered into guaranties and agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of Encore. We would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties, besides us, to the guaranties of the revolving credit borrowings and certain related agreements fully perform thereunder. As of the end of Encore's 2002 third quarter on September 30, 2002, Encore had $7.5 million of outstanding revolving credit borrowings. At September 29, 2002 we had a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Under the guaranties of the revolving credit borrowings, this deposit is subject to set off under certain circumstances if the parties to these guaranties of the revolving credit borrowings and related agreements fail to perform their obligations thereunder.

     Encore has encountered cash flow and liquidity difficulties in the past. However, Encore's capital was positively impacted by the debt forgiveness and capital investment discussed above. Encore has also returned to profitability, reporting net income available to common stockholders for its nine-month period ended September 30, 2002. While it is not currently possible to determine if Encore may default on any of its obligations, we believe that it is possible, but not probable, that we will be required to make payments under the note guaranty and/or the bank guaranties.

Capital Expenditures

     Cash capital expenditures amounted to less than $0.1 million during the nine months ended September 29, 2002. We expect that cash capital expenditures will be less then $0.1 million for the remainder of 2002 for which there were no outstanding commitments as of September 29, 2002. In addition, during the first nine months of 2002, we purchased a fractional interest in the use of a helicopter for $1.2 million in conjunction with the termination of a helicopter lease.

Acquisitions and Investments

     We have submitted a proposal to acquire the second largest franchisee of Arby's restaurants, Sybra, Inc. and its affiliate, Sybra of Connecticut, Inc., which are subsidiaries of I.C.H. Corporation which we collectively refer to as Sybra. Sybra owns and operates 239 Arby's restaurants. ICH and Sybra had filed for protection under chapter 11 of the United States Bankruptcy Code on February 5, 2002 in order to restructure their financial obligations. We filed a proposed chapter 11 plan of reorganization for ICH/Sybra which, as amended most recently on October 23, 2002, provides for our purchase of Sybra in exchange for $8.0 million to be paid to ICH's general unsecured creditors and our agreement to pay certain other amounts which, based on estimates prepared by ICH/Sybra, are not expected to be substantial. In addition, we will invest $14.5 million, less the amount necessary to fund the certain other amounts referred to above, in Sybra, which amount will be used to pay Sybra's unsecured creditors and to fund working capital requirements. Furthermore, we will make available to, or obtain for, Sybra a $5.0 million financing facility for each of three years following the acquisition (up to $15.0 million in the aggregate) to fund any operating shortfalls of Sybra. Sybra will remain exclusively liable for its long-term debt and capital lease obligations which aggregated approximately $104.0 million as of December 31, 2001, the most recent date for which this information is available. ICH/Sybra filed its own chapter 11 plan of reorganization which, as amended most recently on October 17, 2002, proposes the acquisition of Sybra by an affiliate of RTM, Inc., the largest franchisee of Arby's restaurants. The bankruptcy court presiding over the ICH/Sybra chapter 11 cases set a hearing for November 25, 2002 to consider approval of the competing chapter 11 plans. At this time, it is not possible to determine the outcome of the hearing and, as a result, our efforts to acquire Sybra.

     As of September 29, 2002, we have $658.4 million of cash, cash equivalents and investments, including $37.8 million of investments classified as non-current and net of $14.4 million of short-term investments sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.5 million held in a reserve account related to the Securitization Notes. The non-current investments include $22.7 million of investments in the Trusts designated to satisfy the deferred compensation awarded in December 2000 which is payable to related parties. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     We are not currently under examination by the Internal Revenue Service and our Federal income tax returns have not been examined for years subsequent to 1993.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our class A common stock under a stock repurchase program that, as extended, ends on January 18, 2003. Under this program, we repurchased 149,000 shares for a total cost of $3.5 million during our fiscal year 2001 and 125,000 shares for a total cost of $3.1 million in our first nine months of 2002. Additionally, we repurchased 164,500 shares for a total cost of $3.9 million during our fiscal October month ended October 27, 2002. We cannot assure you that we will repurchase any additional shares under the remaining $39.5 million authorized under this program.

Discontinued Operations

     The agreement relating to the October 25, 2000 sale of our former beverage businesses provides for a post-closing adjustment, the amount of which is in dispute. The purchaser has stated that it currently believes that it is entitled to receive from us a post-closing adjustment of $23.2 million and we, on the other hand, have stated that we currently believe that we are entitled to receive from the purchaser a post-closing adjustment of $0.8 million, in each case plus interest at 7.19% from October 25, 2000. We are in arbitration with the purchaser to determine the amount of the post-closing adjustment. We expect the arbitration process to be completed in the first quarter of 2003.

Cash Requirements

     As of September 29, 2002, our consolidated cash requirements for continuing operations for the 2002 fourth quarter, exclusive of operating cash flow requirements, consist principally of (1) the cost of business acquisitions, if any, including the potential acquisition of Sybra, (2) scheduled debt principal repayments aggregating $6.2 million and (3) a maximum of $43.4 million of payments for repurchases of our class A common stock for treasury under our current stock repurchase program, of which $3.9 million of repurchases were made in October 2002. We anticipate meeting all of these requirements through (1) an aggregate $620.7 million of existing cash and cash equivalents and short-term investments, net of $14.4 million of short-term investments sold with an obligation for us to purchase, and (2) cash flows from continuing operating activities.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., a non-operating subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In October 2001, an environmental consultant engaged by the Florida Department of Environmental Protection, which we refer to as the Florida DEP, conducted a preliminary investigation of the site, including soil and groundwater sampling. A final report by the environmental consultant received in April 2002 identified contamination of the soil and groundwater at the site and indicated that the environmental consultant believed that further unspecified action is warranted at the site. Adams Packing has engaged its own environmental consultant that, under the supervision of the Florida DEP, has conducted a further investigation of the site that was intended to develop additional information on the extent and nature of the soil and groundwater contamination and the appropriate remediation for that contamination. Adams Packing's environmental consultant has submitted to the Florida DEP a summary of the results of this investigation with a proposal for remediation and monitoring of the identified contamination. The Florida DEP has responded by requesting certain additional investigative and remedial work. Adams Packing currently intends to negotiate a work plan that is acceptable to the Florida DEP and is not materially more costly than Adams Packing's original proposal which is estimated to cost approximately $1.0 million. Based on the preliminary cost estimate and Adams Packing's intent to negotiate a work plan that does not materially exceed that estimate, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees.

     As discussed more fully in our Form 10-K, on March 23, 1999 a stockholder filed a complaint against us and the Executives on behalf of persons who held our class A common stock which, as amended, alleges that our tender offer statement filed with the Securities and Exchange Commission, pursuant to which we repurchased 3.8 million shares of our class A common stock for $18.25 per share, was materially false and misleading. On October 17, 2002 this action was dismissed by the court presiding over this matter. The stockholder has until November 25, 2002 to file a notice of appeal.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our business. We and our subsidiaries have reserves for all of these legal and environmental matters aggregating $2.8 million as of September 29, 2002. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant franchising royalty revenues are somewhat lower in our first quarter.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 most significantly rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related tax effect. Under Statement 145, any gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Those criteria specify that extraordinary items must be both unusual in their nature and infrequent in their occurrence. The provisions of Statement 145 with respect to the rescission of Statement 4 must be adopted no later than our fiscal year beginning December 30, 2002 with early adoption encouraged and require that prior periods presented be reclassified accordingly. Upon adoption of Statement 145, we expect that any future period charges relating to the early extinguishment of debt will not meet the criteria of extraordinary items under Opinion 30 and, therefore, will be reported as a component of costs and expenses on a pretax basis with any applicable income tax benefit included in our provision for or benefit from income taxes. This change in classification would not have any impact on our reported net income or loss. We reported an extraordinary charge of $20.7 million, net of tax benefit of $12.3 million, for the year ended December 31, 2000. We currently do not plan to early adopt this statement; however should we decide to early adopt, we would be required to reclassify the extraordinary charge for the 2000 fiscal year in our Form 10-K for the year ending December 29, 2002 in accordance with the provisions of Statement 145.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 replaces the previous accounting guidance provided by Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," of the Emerging Issues Task Force of the Financial Accounting Standards Board. Under Statement 146, costs associated with exit or disposal activities will be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan under Issue 94-3. Examples of costs covered by Statement 146 include contract termination costs, including leases, and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since we do not presently have any exit or disposal plans, Statement 146 will not have any immediate effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on earnings and cash flows. We did not enter into any new interest rate caps or swaps during the first nine months of 2002. As of September 29, 2002, our long-term debt, including current portion, aggregated $295.6 million and consisted of $276.5 million of fixed-rate debt and $19.1 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than one year to nearly thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of such changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which generally supervises the investment of funds not currently required for the Company's operations and the Company's Board of Directors establishes certain investment policies to be followed with respect to the investment of such funds.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first nine months of 2002.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. As of September 29, 2002 such investments consisted of the following (in thousands):

    Cash equivalents included in "Cash and cash equivalents" on the accompanying condensed consolidated balance sheet...............$  440,593
    Short-term investments............................................   190,869
                                                                      ----------
         Total cash equivalents and short-term investments............   631,462
    Restricted cash equivalents.......................................    32,484
    Non-current investments...........................................    37,755
                                                                      ----------
                                                                      $  701,701
                                                                      ==========

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

     At September 29, 2002 our investments are classified in the following general types or categories (in thousands):


                                                                                           Carrying Value
                                                                      Fair Value or    ----------------------
                         Type                              Cost          Equity        Amount      Percentage
                         ----                              ----          ------        ------      ----------
     Cash equivalents.................................$  440,593      $  440,593    $  440,593        63%
     Restricted cash equivalents......................    32,484          32,484        32,484         5
     Securities accounted for as:
       Trading securities.............................    24,798          18,786        18,786         3
       Available-for-sale securities..................   152,412         152,260       152,260        22
     Non-current investments held in deferred
       compensation trusts accounted for at cost......    22,671          24,836        22,671         3
     Other current and non-current investments in
       investment limited partnerships and similar
       investment entities accounted for at:
          Cost........................................    22,444          34,585        22,444         3
          Equity......................................     2,975           3,250         3,250        --
     Other non-current investments accounted for at:
          Cost........................................     8,136           8,611         8,136         1
          Equity......................................     4,046           1,077         1,077        --
                                                      ----------      ----------    ----------      -----
     Total cash equivalents and long investment
        positions.....................................$  710,559      $  716,482    $  701,701       100%
                                                      ==========      ==========    ==========      =====
     Securities sold with an obligation for us to
       purchase accounted for as trading securities...$  (17,856)     $  (14,440)   $  (14,440)      N/A
                                                      ==========      ==========    ==========


     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or included as a component of net income or loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of each of the investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any resulting other than temporary loss with a permanent reduction in the cost basis component of the investment. The cost of investments reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at September 29, 2002 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following table reflects the estimated effects on the market value of our financial instruments as of September 29, 2002 based upon assumed immediate adverse effects as noted below (in thousands).

Trading Purposes:


                                                                                    Carrying           Equity
                                                                                      Value          Price Risk
                                                                                      -----          ----------

     Equity securities............................................................$  18,109        $  (1,811)
     Debt securities..............................................................      677              (68)
     Securities sold with an obligation to purchase...............................  (14,440)           1,444



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

     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at September 29, 2002 with all other variables held constant. For purposes of this analysis, our debt securities, which are entirely convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

Other Than Trading Purposes:


                                                           Carrying     Interest      Equity           Foreign
                                                             Value      Rate Risk   Price Risk      Currency Risk
                                                             -----      ---------   ----------      -------------

     Cash equivalents....................................$  440,593    $      (14)   $      --       $       --
     Restricted cash equivalents.........................    32,484            --           --               --
     Available-for-sale United States government
        and government agency debt securities............    79,668          (598)          --               --
     Available-for-sale corporate debt securities........    15,172           (62)          --               --
     Available-for-sale asset-backed securities..........    24,971        (1,935)          --               --
     Available-for-sale equity securities................    24,180            --       (2,418)              --
     Available-for-sale debt mutual fund.................     8,269          (165)          --               --
     Other investments...................................    57,578        (1,566)      (3,053)            (155)
     Long-term debt......................................   295,635       (13,539)          --               --
     Interest rate swap agreement in a payable position..     1,262          (471)          --               --


     The sensitivity analysis of financial instruments held at September 29, 2002 for purposes of other than trading assumes an instantaneous change in market interest rates of one percentage point and an instantaneous 10% decrease in the equity markets in which we are invested, both with all other variables held constant. For purposes of this analysis, our debt investments are assumed to have average maturities as set forth below. Cash equivalents consisted of $429.6 million of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value, and as a result are assumed to have no interest rate risk, and $11.0 million of commercial paper with maturities of three months or less when acquired which are assumed to have an average maturity of 45 days. Restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value. United States government and government agency debt securities consist of several securities with maturities ranging from nine months to two years when acquired and are assumed to have an average remaining maturity of nine months. Corporate debt securities consisted almost entirely of short-term commercial paper and are assumed to have an average maturity of 150 days. Asset-backed securities have expected maturities ranging from less than two years to thirty years when acquired and are assumed to have an average remaining maturity of seven and three-quarters years. Our debt mutual fund has underlying investments with an average duration of approximately two years and, accordingly, is assumed to have an average maturity of two years. The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvested in similar securities, the effect of the interest rate risk of one percentage point above their levels at September 29, 2002 would continue beyond the maturities assumed.

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

     For investments in investment limited partnerships and similar investment entities accounted for at cost and other non-current investments which trade in public markets included in "Other investments" in the table above, the sensitivity analysis assumes (1) the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies generally was unchanged since December 30, 2001 since more current information was not available and (2) the decrease in the equity markets and the change in foreign currency rates were other than temporary. To the extent such entities invest in convertible bonds which primarily trade on the conversion feature of the securities rather than the stated interest rate, this analysis assumed equity price risk and no interest rate risk. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets. This analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their levels at September 29, 2002, with all other variables held constant.

     We also have a written call option on our class A common stock which effectively arose upon the assumption of our zero coupon convertible debentures by the purchaser of our former beverage businesses which remain convertible into our class A common stock. The purchaser of our former beverage businesses is required to take all actions reasonably necessary to call these debentures for redemption in February 2003. The fair value of this written call option is insignificant as of September 29, 2002 and the associated equity risk is also insignificant with respect to the potential impact of an instantaneous 10% increase in the price of our class A common stock on the fair value of the written call option and on our financial position and results of operations.

Item 4.  Controls and Procedures

     Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

o The ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby's restaurants;

o        Changes in business strategy or development plans;

o        Quality of the Company's and franchisees' management;

o        Availability, terms and deployment of capital;

o        Business abilities of the Company's and franchisees' personnel;

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

o Changes in government regulations, including franchising laws, accounting standards, environmental laws and taxation requirements;

o The costs, uncertainties and other effects of legal, environmental and administrative proceedings;

o The impact of general economic conditions on consumer spending, including a slower consumer economy, and the effects of war or other terrorist activities;

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


Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, (the "Form 10-K") and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, a vacant property owned by our indirect subsidiary, Adams Packing Association, Inc., was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. Adams Packing has engaged an environmental consultant that, under the supervision of the Florida Department of Environmental Protection (the "FDEP"), has conducted a further investigation of the site that was intended to develop additional information on the extent and nature of the soil and groundwater contamination and the appropriate remediation for that contamination. Adams Packing's environmental consultant has submitted to the FDEP a summary of the results of this investigation with a proposal for remediation and monitoring of the identified contamination. The FDEP has responded by requesting certain additional investigative and remedial work. Adams Packing currently intends to negotiate a work plan that is acceptable to the FDEP and is not materially more costly than Adams Packing's original proposal. Based on a preliminary cost estimate of approximately $1.0 million, developed by Adams Packing's environmental consultant with respect to its proposal, Adams Packing's current intent to negotiate a work plan the cost of which does not materially exceed that amount and Adams Packing's current reserve levels, and after taking into consideration various legal defenses available to us and/or Adams Packing, the cost of further investigation and remediation at the site is not expected to have a material adverse effect on our consolidated financial position or results of operations.

     As discussed in our Form 10-K, on March 23, 1999, Norman Salsitz, a stockholder of Triarc, filed a complaint against the Company, Nelson Peltz and Peter May in the United States District Court for the Southern District of New York. On October 17, 2002, the Court entered orders granting the defendants' motion for summary judgment and denying the plaintiff's motion for class certification. The plaintiff has until November 25, 2002 to file a notice of appeal.

Item 5.  Other Events

     Proposed Acquisition of Sybra, Inc.

     As discussed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, the Company is attempting to acquire Sybra, Inc. and its affiliate, Sybra of Connecticut, Inc. (collectively, "Sybra"), subsidiaries of I.C.H. Corporation ("ICH"). Sybra and ICH filed for protection under chapter 11 of the United States Bankruptcy Code on February 5, 2002 in order to restructure their financial obligations. Sybra owns and operates 239 Arby's restaurants and is the second largest franchisee of Arby's(R) restaurants. On August 8, 2002, the Bankruptcy Court presiding over the Sybra/ICH chapter 11 cases terminated ICH's and Sybra's exclusive right to file a chapter 11 plan of reorganization, specifically authorizing the Company to file its own chapter 11 plan for ICH/Sybra, which would provide for the Company's purchase of 100% of the equity of Sybra from ICH. The Bankruptcy Court set a deadline of September 13, 2002 for the Company and ICH/Sybra to file their respective proposed chapter 11 plans and scheduled a hearing for October 7, 2002 to determine the adequacy of the disclosure statements for those plans. On September 13, 2002, the Company filed its proposed chapter 11 plan for ICH/Sybra, which plan was amended on October 17, 2002 and October 23, 2002. The Company's amended chapter 11 plan provides for the Company's payment of $8.0 million in cash to ICH's general unsecured creditors and the Company's agreement to pay certain other amounts to satisfy ICH's priority and administrative claim obligations (the "Administrative/Priority Obligations", which amounts, based on the estimates prepared by ICH/Sybra, are not expected to be substantial). In addition, the Company will invest $14.5 million, less the amount necessary to fund the Administrative/Priority Obligations, in Sybra, which amount will be used to pay Sybra's unsecured creditors and to fund working capital needs. Furthermore, the Company will make available to, or obtain for, Sybra a $5 million financing facility for each of three years following the acquisition (up to $15 million in the aggregate) to fund any operating shortfalls of Sybra. Sybra will remain exclusively liable for its long-term debt and capital lease obligations (which aggregated approximately $104 million as of December 31, 2001). ICH/Sybra filed its own chapter 11 plan on September 13, 2002, which it amended on October 4, 2002 and on October 17, 2002. On October 7, 2002, the Bankruptcy Court determined that the disclosure statements for the competing chapter 11 plans would be approved subject to certain disclosure modifications. The Court then set a hearing for November 25, 2002 to consider approval of the competing chapter 11 plans. Thus, the Company's proposed chapter 11 plan for ICH/Sybra remains subject to approval of the Bankruptcy Court and the creditors of ICH/Sybra. At this time, it is not possible to determine with certainty the outcome of our efforts to acquire Sybra.

     Stock Repurchase Program

     On January 18, 2001, our management was authorized, when and if market conditions warrant, to purchase from time to time up to an aggregate of $50,000,000 of our Class A Common Stock pursuant to a $50,000,000 stock repurchase program that was initially scheduled to end on January 18, 2002. In December 2001, the term of the stock repurchase program was extended until January 18, 2003. During fiscal 2002, Triarc has repurchased 289,500 shares of Class A Common Stock pursuant to the stock repurchase program, at an average cost of approximately $24.14 per share (including commissions) for an aggregate cost of approximately $7,000,000. As of November 11, 2002, Triarc had repurchased a total of 438,500 shares of Class A Common Stock pursuant to the stock repurchase program, at an average cost of approximately $23.89 per share (including commissions), for an aggregate cost of approximately $10,473,700.

     Sale of Beverage Business

     As reported in our Form 10-K, on October 25, 2000, we completed the sale of our beverage business by selling all the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc. The purchase and sale agreement for the transaction provided for a post-closing adjustment, the amount of which is in dispute. Cadbury initially stated that it believed that it was entitled to receive from us a post-closing adjustment of approximately $27.6 million, and we initially stated, on the other hand, that we believed that we were entitled to receive from Cadbury a post-closing adjustment of approximately $5.6 million, in each case plus interest from the closing date. An arbitrator was selected by Triarc and Cadbury for the purpose of determining the amount of the post-closing adjustment. On September 6, 2002 we filed a submission with the arbitrator in which we stated that we believe that we are entitled to receive from Cadbury a post-closing adjustment of approximately $0.8 million, plus interest from the closing date. On October 21, 2002, Cadbury filed a submission with the arbitrator in which it stated that it believes that it is entitled to receive from us a post-closing adjustment of approximately $23.2 million, plus interest from the closing date. We currently expect the post-closing adjustment process to be completed during the first quarter of 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1  -  By-laws  of  Triarc   Companies,   Inc.  as  currently  in  effect,
             incorporated  herein by reference to Exhibit 3.1 to Triarc's
             Current  Report on Form 8-K dated November 12, 2002 (SEC file no.
             1-2207).

(b)  Report on Form 8-K

     The Registrant furnished a report on Form 8-K on August 13, 2002, which included information under Item 9 of such form.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRIARC COMPANIES, INC.
                                      (Registrant)


Date:  November 12, 2002              By:  /S/ FRANCIS T. MCCARRON
                                      ---------------------------------------
                                      Francis T. McCarron
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (On behalf of the Company)


Date:  November 12, 2002              By:  /S/ FRED H. SCHAEFER
                                      ---------------------------------------
                                      Fred H. Schaefer
                                      Senior Vice President and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  CERTIFICATION

     I, Nelson Peltz, the Chairman and Chief Executive Officer of Triarc Companies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Triarc Companies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                /S/ NELSON PELTZ
                                        -------------------------------------
                                        Nelson Peltz
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION

     I, Francis T. McCarron, the Senior Vice President and Chief Financial Officer of Triarc Companies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Triarc Companies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                /S/ FRANCIS T. MCCARRON
                                        -------------------------------------
                                        Francis T. McCarron
                                        Senior Vice President and
                                        Chief Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit
  No.                           Description                            Page No.
-------                         -----------                            --------

3.1 - By-laws of Triarc Companies, Inc. as currently in effect, incorporated herein by reference to
                  Exhibit 3.1 to Triarc?s Current Report on Form 8-K dated November 12, 2002 (SEC file no. 1-2207).