Form 10-K
period 2002-12-29
TRIARC COMPANIES INC
filed 2003-03-28
CIK 30697

                                 [TRIARC LOGO]

                             TRIARC COMPANIES, INC.

                                   FORM 10-K

                           FOR THE FISCAL YEAR ENDED

                               DECEMBER 29, 2002

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

    The aggregate market value of the outstanding shares of the registrant's Class A Common Stock (the only outstanding class of the registrant's common equity) held by non-affiliates of the registrant was approximately $396,516,780 as of June 30, 2002. There were 20,448,722 shares of the registrant's Class A Common Stock outstanding as of March 15, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 of Part III of this 10-K incorporates information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after December 29, 2002.

================================================================================

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

         Competition, including pricing pressures, the potential impact of competitors' new units on sales by Arby's'r' restaurants and consumers' perceptions of the relative quality, variety and value of the food products offered;

         Success of operating initiatives;

         Development and operating costs;

         Advertising and promotional efforts;

         Brand awareness;

         The existence or absence of positive or adverse publicity;

         Market acceptance of new product offerings;

         New product and concept development by competitors;

         Changing trends in consumer tastes and preferences (including changes resulting from health or safety concerns with respect to the consumption of beef, french fries or other foods or the effects of food-borne illnesses) and in spending and demographic patterns;

         The business and financial viability of key franchisees;

         Availability, location and terms of sites for restaurant development by the Company and its franchisees;

         The ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

         Delays in opening new restaurants or completing remodels;

         Anticipated and unanticipated restaurant closures by the Company and its franchisees;

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

         Labor and employee benefit costs;

         Availability and cost of energy, raw materials, ingredients and supplies;

         The potential impact that interruptions in the distribution of supplies of food and other products to Arby's restaurants could have on sales at Company-owned restaurants and the royalties that Arby's receives from franchisees;

         Availability and cost of workers' compensation and general liability premiums and claims experience;

         Changes in national, regional and local economic, business or political conditions in the countries and other territories in which the Company and its franchisees operate;

         Changes in government regulations, including franchising laws, accounting standards, environmental laws, minimum wage rates and taxation requirements;

         The costs, uncertainties and other effects of legal, environmental and administrative proceedings;

         The impact of general economic conditions on consumer spending, including a slower consumer economy and the effects of war or terrorist activities;

         Adverse weather conditions; and

         Other risks and uncertainties affecting the Company and its subsidiaries referred to in this Form 10-K (see especially 'Item 1. Business -- Risk Factors' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations') and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

ITEM 1. BUSINESS.

INTRODUCTION

    We are a holding company and, through our subsidiaries, the franchisor of the Arby's restaurant system and an operator of 239 Arby's restaurants located in the United States. Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, available, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is: www.triarc.com. Information contained on our website is not part of this Annual Report on Form 10-K.

BUSINESS STRATEGY

    The key elements of our business strategy include (i) using our resources to grow our restaurant franchising business and our restaurant operations, (ii) evaluating and making various acquisitions and business combinations, whether in the restaurant industry or otherwise, (iii) building strong operating management teams for each of our current and future businesses and (iv) providing strategic leadership and financial resources to enable these management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

    The Company's cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) at December 29, 2002 totaled approximately $668 million. At such date, the Company's consolidated indebtedness was approximately $387 million, including approximately $255 million of debt issued by a subsidiary of Arby's, Inc. and $98 million of debt issued by Sybra, Inc. None of the debt of the Arby's subsidiary or Sybra has been guaranteed by Triarc. The Company's cash, cash equivalents and investments (other than approximately $30.6 million of restricted cash) do not secure such debt. The Company is evaluating its options for the use of this significant cash, cash equivalents and investment position, including acquisitions, share repurchases and investments.

ACQUISITION OF SYBRA, INC.

    On December 27, 2002, the Company completed the acquisition of Sybra, Inc., the second largest franchisee of the Arby's'r' brand, pursuant to a plan of reorganization previously confirmed by the United States Bankruptcy Court for the Southern District of New York on November 25, 2002.

    Sybra, Inc., formerly a subsidiary of I.C.H. Corporation which filed for reorganization under Chapter 11 of the Bankruptcy Code in February 2002, owned and operated, as of December 27, 2002, 239 Arby's restaurants in nine states located primarily in Michigan, Texas, Pennsylvania, Florida and New Jersey. In fiscal years 2001 and 2002, Sybra had revenues of approximately $200 million and $209 million, respectively.

    In return for 100% of the equity of a reorganized Sybra, the Company paid approximately $8.3 million to ICH's creditors. In addition, the Company invested approximately $14.2 million in Sybra and Sybra remains exclusively liable for its long-term debt and capital lease obligations, which aggregated approximately $98 million as of December 29, 2002. The Company has also made available to Sybra a $5.0 million standby financing facility for each of three years (up to $15.0 million in the aggregate) to fund any operating shortfalls of Sybra.

SALE OF BEVERAGE BUSINESS

    As previously reported, on October 25, 2000, we completed the sale of our beverage business by selling all the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc. The purchase and sale agreement for the transaction provided for a post-closing adjustment, the amount of which is in dispute. Cadbury initially stated that it believed that it was entitled to receive from us a post-closing adjustment of approximately $27.6 million, and we initially stated, on the other hand, that we believed that we were entitled to receive from Cadbury a post-closing adjustment of approximately $5.6 million, in each case plus interest from the closing date. An arbitrator was selected by Triarc and Cadbury for the purpose of determining the amount of the post-closing adjustment. On September 6, 2002 we filed a submission with the arbitrator in which we stated that we believed that we are entitled to receive from Cadbury a post-closing adjustment of approximately $0.8 million, plus interest from the closing date. On October 21, 2002, Cadbury filed a submission with the arbitrator in which it stated that it believes that it is entitled to receive from us a post-closing adjustment of approximately $23.2 million, plus interest from the closing date. In response to Cadbury's October 21, 2002 submission, on December 3, 2002, we filed a reply submission with the arbitrator in which we stated that we believed that neither party was entitled to a post-closing adjustment. Subsequent to the filing of our reply submission, Cadbury requested the arbitrator to convene a hearing for the purposes of taking witness testimony. By a letter to the arbitrator dated December 20, 2002, we opposed such request. A decision on Cadbury's request for a hearing has been deferred by the arbitrator pending review of the parties' submissions. We currently expect the post-closing adjustment process to be completed during 2003.

FISCAL YEAR

    We use a 52/53 week fiscal year convention for Triarc and our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in some years the fourth quarter represents a 14 week period.

BUSINESS SEGMENT

                 RESTAURANT FRANCHISING AND OPERATIONS (ARBY'S)

THE ARBY'S RESTAURANT SYSTEM

    Through subsidiaries of Arby's, Inc. (which does business as the Triarc Restaurant Group), which are the franchisors of the Arby's restaurant system, we participate in the quick service restaurant segment of the domestic restaurant industry. There are over 3,300 Arby's restaurants in the United States and Canada and Arby's is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. According to Nation's Restaurant News, Arby's is the 9th largest quick service restaurant chain in the United States. In addition to various slow-roasted roast beef sandwiches, Arby's also offers an extensive menu of chicken, turkey, ham and submarine sandwiches, side-dishes and salads. In 2001, Arby's introduced its Market Fresh'r' line of turkey, ham, chicken and roast beef premium sandwiches on a nationwide basis. Arby's also owns the T.J. Cinnamons'r' concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection'r' concept, which includes pasta dishes with a variety of different sauces. Some Arby's franchisees multi-brand with T.J. Cinnamons or Pasta Connection within their Arby's restaurants. Prior to the December 27, 2002 acquisition of Sybra (See Item 1. 'Business -- Acquisition of Sybra, Inc.'), all of the Arby's restaurants were owned and operated by franchisees. As of December 29, 2002, there were 239 company-owned Arby's restaurants and 3,164 Arby's restaurants were owned by franchisees. As of December 29, 2002, 469 franchisees operated the 3,164 restaurants, of which 3,011 operated within the United States and 153 operated outside the United States. Of the domestic restaurants, 264 are multi-branded locations that sell T.J. Cinnamons products and 42 are multi-branded locations that sell Pasta Connection products. At December 29, 2002, T.J. Cinnamons gourmet coffees were also sold in approximately 1,182 additional Arby's restaurants. Arby's is not currently offering to sell any additional Pasta Connection franchises.

    From 1998 to 2002, Arby's system-wide sales grew at a compound annual growth rate of 4.8% to $2.7 billion. Through December 29, 2002, the Arby's system has experienced six consecutive years of domestic same store sales growth compared to the prior year. During 2002, our franchisees opened 116 new Arby's restaurants and closed 64 Arby's restaurants. In addition, Arby's franchisees opened 16 T.J. Cinnamons units in Arby's units in 2002. As of December 29, 2002, franchisees have committed to open 553 Arby's restaurants over the next eight years. You should read the information contained in 'Risk Factors -- Arby's is dependent on restaurant revenues and openings;' and ' -- The number of Arby's restaurants that open may not meet current commitments.'

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

    Prior to the acquisition of Sybra, the Company and its subsidiaries derived all their revenues from two principal sources: (i) franchise royalties received from all Arby's restaurants; and (ii) up-front franchise fees from its restaurant operators for each new unit opened. As a result of the acquisition of Sybra, the Company and its subsidiaries will derive a significant portion of their revenues from sales at company-owned restaurants. Arby's current domestic franchise royalty rate for new franchises is 4.0%.

    On November 21, 2000, our subsidiary Arby's Franchise Trust completed an offering of $290 million of 7.44% fixed rate insured notes due 2020 pursuant to Rule 144A of the Securities Act. As a result of the financing and related restructuring, Arby's continues to service the franchise agreements relating to U.S. franchises and a subsidiary services the franchise agreements relating to Canadian franchises with the assistance of Arby's. In connection with the financing, Arby's engaged in a corporate restructuring pursuant to which it formed a wholly-owned Delaware statutory business trust, Arby's Franchise Trust, which became the franchisor of the Arby's restaurant system in the United States and Canada. Arby's contributed its U.S. and Canadian franchise agreements, development agreements, license option agreements and the rights to the revenues from those agreements to Arby's Franchise Trust. Arby's also formed a new wholly-owned Delaware statutory business trust, Arby's IP Holder Trust, and contributed to it all of the intellectual property, including the Arby's trademark, necessary to operate the Arby's franchise system in the United States and Canada. Arby's IP Holder Trust has granted Arby's Franchise Trust a 99-year exclusive license to use such intellectual property. Arby's continues to service the franchise agreements relating to U.S. franchises, and Arby's of Canada, Inc., a wholly-owned subsidiary of Arby's, services the franchise agreements relating to Canadian franchises with the assistance of Arby's. The servicing functions are performed pursuant to separate servicing agreements with Arby's Franchise Trust pursuant to which the servicers receive servicing fees from Arby's Franchise Trust equal to their expenses, subject to a specified cap for any 12-month period. Any residual cash flow received by Arby's Franchise Trust, after taking into account all required monthly payments under the notes, including interest and targeted principal repayments, may be distributed by Arby's Franchise Trust to Arby's. See Note 10 to our Consolidated Financial Statements.

ARBY'S RESTAURANTS

    Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of December 29, 2002, franchisees operated Arby's restaurants in 49 states and five foreign countries. As of December 29, 2002, the six leading states by number of operating units were: Ohio, with 267 restaurants; Michigan, with 174 restaurants; Indiana, with 174 restaurants; Texas, with 160 restaurants; Georgia, with 158 restaurants; and Florida, with 151 restaurants. The country outside the United States with the most operating units is Canada with 130 restaurants.

    Arby's restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. At December 29, 2002, more than 96% of freestanding Arby's restaurants (including more than 96% of the Company's freestanding Arby's restaurants) feature drive-thru windows. Restaurants typically have a manager, at least one assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 2000 to 2002:

                                                      2000       2001       2002
                                                      ----       ----       ----
Restaurants open at beginning of period.........      3,228      3,319      3,351
Restaurants opened during period................        156        131        116
Restaurants closed during period................         65         99         64
                                                      -----      -----      -----
Restaurants open at end of period...............      3,319      3,351      3,403
                                                      -----      -----      -----
                                                      -----      -----      -----

    During the period from January 1, 2000 through December 29, 2002, 403 new Arby's restaurants were opened and 228 Arby's restaurants (generally, underperforming restaurants) were closed by franchisees. We believe that closing underperforming Arby's restaurants has contributed to an increase in the average annual unit sales volume of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

    As of December 29, 2002, the Company operated 239 domestic Arby's restaurants. Of such 239 restaurants, 212 were free-standing units, 14 were located in shopping malls, eight were in food courts and five were in strip center locations.

FRANCHISE NETWORK

    Arby's seeks to identify potential franchisees that have experience in owning and operating quick-service restaurant units, have a willingness to develop and operate Arby's restaurants and have sufficient net worth. Arby's identifies applicants through targeted mailings, maintaining a presence at industry trade shows and conventions, existing customer and supplier contacts and regularly placed advertisements in trade and other publications. Prospective franchisees are contacted by an Arby's sales agent and complete an application for a franchise. As part of the application process, Arby's requires and reviews substantial documentation, including financial statements and documents relating to the corporate or other business organization of the applicant. Franchisees that already operate one or more Arby's restaurants must satisfy certain criteria in order to be eligible to enter into additional franchise agreements, including capital resources commensurate with the proposed development plan submitted by the franchisee, a commitment by the franchisee to employ trained restaurant management and to maintain proper staffing levels, compliance by the franchisee with all of its existing franchise agreements, a record of operation in compliance with Arby's operating standards, a satisfactory credit rating and the absence of any existing or threatened legal disputes with Arby's. The initial term of the typical 'traditional' franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

    During 2002, Arby's franchisees opened seven new restaurants in one foreign country and closed seven restaurants in three foreign countries. Arby's also had territorial agreements with international franchisees in two countries as of December 29, 2002. Under the terms of these territorial agreements, these international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries.

    Arby's offers franchises for the development of both single and multiple 'traditional' restaurant locations. Both new and existing franchisees may enter into either a master development agreement, which requires the franchisee to develop two or more Arby's restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby's restaurant on a specified site. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement for new franchises currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees was approximately 3.3% in 2001 and 3.4% in 2002.

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

ADVERTISING AND MARKETING

    Arby's advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants and the Company, to the extent that it owns local company owned restaurants, participate. The Company and Arby's franchisees contribute 0.7% of net sales of their Arby's restaurants to the AFA Service Corporation, which produces advertising and promotional materials for the system. The Company and Arby's franchisees are also required to spend a reasonable amount, but not less than 3% of monthly net sales of their Arby's restaurants, for local advertising. This amount is divided between the individual local market advertising expense and the expenses of a cooperative area advertising program with the Company operated restaurants and those franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales. Arby's and AFA Service Corporation have entered into an agreement pursuant to which the Arby's system had two flights of national advertising in 2001, three flights of national advertising in 2002 and will have an additional three flights of national advertising in 2003. Under the agreement, Arby's is contributing $8.2 million over the three-year period ($3.1 million of which was expensed in 2002 and $3.1 million of which will be expensed in 2003) for the eight flights. The Company and Arby's franchisees are also required to contribute incremental dues to AFA Service Corporation equal to 0.5% of net sales of their Arby's restaurants (bringing their total contribution to advertising and marketing to 1.2% of net sales) to help fund the program. In addition, during the first two years of the program, AFA Service Corporation has contributed $3.8 million to the program and will contribute an additional $1.6 million to the program in 2003.

PROVISIONS AND SUPPLIES

    Three independent meat processors provide all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from one of these three approved suppliers. ARCOP, Inc., a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of the Company and

Arby's franchisees. Arby's believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

    Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Suppliers to the Arby's system must comply with USDA and USFDA regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products. Through ARCOP, the Company and Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing. You should read the information contained in 'Item 1 -- Risk Factors -- Arby's is dependent on restaurant revenues and openings.'

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

GENERAL

TRADEMARKS

    We own several trademarks that are considered material to our business, including Arby's'r', T.J. Cinnamons'r', Pasta Connection'r', Arby's Market Fresh'TM', Market Fresh'r' and Sidekickers'r'.

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

COMPETITION

    Arby's faces direct and indirect competition from numerous well-established competitors, including national and regional quick service restaurant chains, such as McDonald's, Burger King and Wendy's, and quick casual restaurant chains. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

    Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites. This has also led some competitors to employ other strategies, including frequent use of price promotions and heavy advertising expenditures. In 2002, there was increased price competition among national fast food hamburger chains. Although Arby's experienced an increase in sales in 2002, continued price discounting in the QSR industry could have an adverse impact on Arby's and the Company.

    Additional competitive pressures for prepared food purchases have come more recently from operators outside the restaurant industry. Several major grocery chains have begun offering fully prepared food and meals to go as part of their deli sections. Some of these chains also have added in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation.
                                                                              7

    Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

GOVERNMENTAL REGULATIONS

    Various state laws and the Federal Trade Commission regulate Arby's franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have 'franchise relationship laws' that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. Furthermore, the United States Congress has also considered, and there is currently pending, legislation governing various aspects of the franchise relationship. In addition, the Company and Arby's franchisees must comply with the Fair Labor Standards Act and the Americans with Disabilities Act (the 'ADA'), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, minimum wages, overtime and other working and safety conditions. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our facilities are substantially in compliance with all applicable government rules and regulations, including requirements under the ADA, the Company may incur additional costs to comply with the ADA. However, we do not believe that any such costs would have a material adverse effect on the Company's consolidated financial position or results of operations. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

ENVIRONMENTAL MATTERS

    Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures which may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our company-owned Arby's restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matter discussed below or in which we are otherwise involved will have a material adverse effect on our consolidated financial position or results of operations. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' below.

    In 2001, a vacant property owned by our indirect subsidiary, Adams Packing Association, Inc., was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. Adams Packing engaged an environmental consultant that, under the supervision of the Florida Department of Environmental Protection (the 'FDEP'), conducted an investigation of the site that was intended to develop additional information on the extent and nature of the soil and groundwater contamination and the appropriate remediation for that contamination. Adams Packing's environmental consultant has submitted to the FDEP a summary of the results of this investigation and Adams Packing and the FDEP have negotiated a work plan for further investigation of the site and limited remediation of the identified contamination. The work plan is embodied in a consent order between Adams Packing and the FDEP. The consent order has been executed by Adams Packing and the FDEP and is effective, subject to a petition for administrative hearing being filed during the statutory public comment period. Based on a preliminary cost estimate of approximately $1.0 million for completion of the work plan, developed by Adams Packing's environmental consultant, and Adams Packing's current reserve levels, and after taking into consideration various legal defenses available to us and/or Adams Packing, the cost of further investigation and remediation at the site is not expected to have a material adverse effect on our consolidated financial position or results of operations. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

SEASONALITY

    Our consolidated results are not significantly impacted by seasonality, however, our restaurant franchising royalty revenues and our restaurant sales are somewhat lower in our first quarter.

EMPLOYEES

    As of December 29, 2002, we had 5,030 employees, including 422 salaried employees and 4,608 hourly employees. As of December 29, 2002, none of our employees were covered by a collective bargaining agreement. We believe that employee relations are satisfactory.

RISK FACTORS

    We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

    HOLDING COMPANY STRUCTURE.

    Because we are a holding company, our ability to service debt and pay dividends, including dividends on our common stock, is primarily dependent upon, in addition to our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries, including loans, cash dividends and reimbursement by subsidiaries to us in connection with providing certain management services and payments by subsidiaries under certain tax sharing agreements.

    Under the terms of the indenture relating to the notes issued in the Arby's securitization and the agreements relating to debt issued by Sybra, there are restrictions on the ability of certain of our subsidiaries to pay dividends and/or make loans or advances to us. The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. In addition, in connection with the December 2002 acquisition of Sybra, Triarc agreed that Sybra would not pay dividends to it for a period of two years from the closing.

    In addition, our equity interests in our subsidiaries rank junior to all of the respective indebtedness, whenever incurred, of such entities in the event of their respective liquidation or dissolution. As of December 29, 2002, our subsidiaries had aggregate indebtedness of approximately $387 million excluding intercompany indebtedness.

    WE HAVE BROAD DISCRETION IN THE USE OF OUR SIGNIFICANT CASH, CASH EQUIVALENTS AND INVESTMENT POSITION.

    We have not designated any specific use for our significant cash, cash equivalents and investment position. We are evaluating options for the use of these funds, including acquisitions, share repurchases and investments.

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

    WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE DEEMED AN 'INVESTMENT COMPANY.'

    The Investment Company Act of 1940, as amended (the '1940 Act'), requires the registration of, and imposes various restrictions on, companies that do not meet certain financial tests regarding the composition of their assets and source of income. A company may be deemed to be an investment company if it owns 'investment securities' with a value exceeding 40% of its total assets (excluding government securities and cash items) on an unconsolidated basis or if more than 45% of the value of its total assets consists of, or more than 45% of its net after-tax income/loss is derived from, securities of companies it does not control. Our acquisition strategy may require us to take actions that we would not otherwise take so as not to be deemed an 'investment company' under the 1940 Act. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or safe harbor provision applies. Presently, the total amount of investment securities that we hold is substantially less than 40% of our total assets and substantially less than 45% of our total assets consist of, and substantially less than 45% of our net after-tax income/loss is derived from, securities of companies we do not control. If in the future we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. We intend to make acquisitions and other investments in a manner so as not to be deemed an investment company. As a result, we may forego investments that we might otherwise make or retain or dispose of investments or assets that we might otherwise sell or hold.

    IN THE FUTURE WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE SUBJECT TO TAX AS A 'PERSONAL HOLDING COMPANY.'

    If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income from specified passive sources, we would be classified as a 'personal holding company' for the U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 38.6% on a portion of our income, to the extent this income is not distributed to shareholders. We do not currently expect to have any liability for tax under the personal holding company rules in 2003. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

    OUR SUBSIDIARIES ARE SUBJECT TO VARIOUS RESTRICTIONS, AND SUBSTANTIALLY ALL OF THEIR ASSETS ARE PLEDGED, UNDER CERTAIN DEBT AGREEMENTS.

    Under our subsidiaries' debt agreements, substantially all of our subsidiaries' assets, other than cash, cash equivalents and short-term investments, are pledged as collateral security. The indenture relating to the notes issued in the Arby's securitization and the agreements relating to debt issued by Sybra contain financial covenants that, among other things, require Arby's Franchise Trust and Sybra, as applicable, to maintain certain financial ratios and restrict their ability to incur debt, enter into certain fundamental transactions (including sales of all or substantially all of their assets and certain mergers and consolidations) and create or permit liens. If either Arby's Franchise Trust or Sybra is unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or is unable to comply with covenants of, its respective debt agreements, it would be in default under the terms of such agreements which would, under certain circumstances, permit the insurer of the notes issued in the Arby's securitization or the lenders to Sybra, as applicable, to accelerate the maturity of the balance of its indebtedness. You should read the information in Note 10 to the Consolidated Financial Statements.

    ARBY'S IS DEPENDENT ON RESTAURANT REVENUES AND OPENINGS.

    Prior to the acquisition of Sybra, the principal source of revenues for our restaurant business was royalty fees received from franchisees. Following the acquisition, such royalties and fees will continue to comprise a significant portion of our revenues and earnings. Our future revenues and earnings will be highly dependent on the gross revenues of company-owned Arby's restaurants and of Arby's franchisees' restaurants and the number of Arby's restaurants that we and Arby's franchisees operate. In addition, it is possible that interruptions in the distribution of supplies to Arby's restaurants could adversely affect sales at Company-owned restaurants and result in a decline in royalty fees that we receive from Arby's franchisees.

    THE LEVEL OF GROSS REVENUES OF ARBY'S RESTAURANTS MAY NOT CONTINUE.

    Competition is intense among national brand franchisors and smaller chains in the restaurant industry to grow their franchise systems. Arby's restaurants are generally in competition for customers with franchisees of other national and regional quick service and quick casual restaurant chains and with locally owned restaurants. We cannot assure you that the level of gross revenues of Company-owned restaurants and of restaurants owned by Arby's franchisees, upon which our royalty fees are dependent, will continue.

    THE NUMBER OF ARBY'S RESTAURANTS THAT OPEN MAY NOT MEET CURRENT COMMITMENTS.

    Numerous factors beyond our control affect restaurant openings. These factors include the ability of potential restaurant owners to obtain financing, locate appropriate sites for restaurants and obtain all necessary state and local construction, occupancy and other permits and approvals. Although as of December 29, 2002 franchisees had signed commitments to open 553 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants. See 'Item 1. Business -- Business Segment -- Restaurant Franchising and Operations (Arby's) -- Franchise Network.' In addition, we cannot assure you that our franchisees will successfully develop and operate their restaurants in a manner consistent with our standards.

    ARBY'S FRANCHISE REVENUES DEPEND, TO A SIGNIFICANT EXTENT, ON ITS LARGEST FRANCHISEE AND A DECLINE IN ITS REVENUE MAY INDIRECTLY ADVERSELY AFFECT US.

    During 2002, Arby's received approximately 27% of its royalties and franchise and related fees from RTM Restaurant Group, Inc. ('RTM') (which as of December 29, 2002, operated 783 Arby's restaurants). Arby's revenues could decline from their present levels if RTM suffered a significant decline in its business.

    COMPETITION FROM RESTAURANT COMPANIES COULD ADVERSELY AFFECT US.

    A significant portion of our revenues and earnings comes from restaurant franchising and operations. The business sectors in which we and Arby's franchisees compete are highly competitive (e.g., with respect to price, food quality and presentation, service, location, and the nature and condition of the financed business unit/location), and are affected by changes in tastes and eating habits, local, regional and national economic conditions and population and traffic patterns. Arby's restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Moreover, new companies may enter the Company's or a franchisee's respective market area and target sales audience. Such competition may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect our revenues and profits or those of Arby's franchisees and could adversely affect the ability of franchisees to make required payments to Arby's. Furthermore, we and Arby's franchisees face competition for competent employees and high levels of employee turnover, which also can have an adverse effect on our operations and revenues and those of Arby's franchisees and on franchisees' abilities to make required payments to Arby's. Many of Arby's competitors have substantially greater financial, marketing, personnel and other resources than Arby's.

    CHANGES IN CONSUMER TASTES AND PREFERENCES AND IN SPENDING AND DEMOGRAPHIC PATTERNS, AS WELL AS HEALTH AND SAFETY CONCERNS ABOUT FOOD QUALITY, COULD RESULT IN A LOSS OF CUSTOMERS AND REDUCE THE ROYALTIES THAT WE RECEIVE.

    The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Consumer preferences could also be affected by health or safety concerns with respect to the consumption of beef, french fries or other foods or with respect to the effects of food borne illnesses. As is generally the case in the restaurant franchise business, we and our franchisees may, from time to time, be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm the reputation of Arby's restaurants, even if the allegations are not valid, we are not found liable or those concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If Arby's is unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, we and our franchisees may lose customers and the resulting revenues from company-owned restaurants and the royalties that Arby's receives from its franchisees may decline.

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

    We franchise our restaurant brands to various franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that adversely affect the value of our intellectual property or the reputation of the Arby's restaurant system.

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

    WE REMAIN CONTINGENTLY LIABLE WITH RESPECT TO CERTAIN OBLIGATIONS RELATING TO BUSINESSES THAT WE HAVE SOLD.

    As previously reported, in 1997 we sold all of our then company-owned Arby's restaurants to subsidiaries of RTM, Arby's largest franchisee. In connection with the sale, an aggregate of approximately $54.7 million of mortgage and equipment notes were assumed by subsidiaries of RTM, of which approximately $42.0 million was outstanding at December 29, 2002. RTM has guaranteed the payment of these notes by its subsidiaries. Notwithstanding the assumption of this debt and guaranty, we remain contingently liable as a guarantor of the notes. In addition, the subsidiaries of RTM also assumed substantially all of the lease obligations relating to the purchased restaurants (which aggregate a maximum of approximately $66.0 million at December 29, 2002) and RTM has indemnified us for any losses we might incur with respect to such leases. Notwithstanding such assumption, we remain contingently liable if RTM's subsidiaries fail to make the required payments under those leases.

    In addition, in July 1999, the Company sold 41.7% of its remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retains less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.). As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138.0 million as of December 29, 2002), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas. Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes associated with our sale of the propane business.

    Although the Company believes that it is unlikely that it will be called upon to make any payments under the guaranty, leases or indemnification described above, if the Company were required to make such payments it could have a material adverse effect on the financial position or results of operations of the Company. You should read the information in 'Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and in Note 22 to the Consolidated Financial Statements.

    CHANGES IN GOVERNMENTAL REGULATION MAY ADVERSELY AFFECT OUR ABILITY TO OPEN NEW RESTAURANTS OR OTHERWISE ADVERSELY AFFECT OUR EXISTING AND FUTURE OPERATIONS AND RESULTS.

    Each of our restaurants is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located. There can be no assurance that we will not experience material difficulties or failures in obtaining the necessary licenses or approvals for our restaurants which could delay the opening of such restaurants in the future. In addition, more stringent and varied requirements of local and tax governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. We are also subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, along with the Americans with Disabilities Act, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. We cannot predict the amount of future expenditures which may be required in order to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our business.

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

    The following table contains information about our material facilities as of December 29, 2002:

                                                                                     APPROXIMATE
                                                                                     SQ. FT. OF
              ACTIVE FACILITIES                 FACILITIES--LOCATION    LAND TITLE   FLOOR SPACE
              -----------------                 --------------------    ----------   -----------
Triarc Corporate Headquarters.................  New York, NY              1 leased       30,670*
Triarc Restaurant Group Headquarters..........  Ft. Lauderdale, FL        1 leased       47,300**

---------

 * We are currently seeking to sublet approximately 4,600 square feet of this space.

** Approximately 1,140 square feet of this space is subleased from Arby's by a third party.

    Arby's also owns two and leases five properties which are leased or sublet principally to franchisees and has a lease for one inactive property. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

    At December 29, 2002, Sybra's 239 restaurants were located in the following states: 75 were in Michigan, 67 in Texas, 39 in Pennsylvania, 21 in Florida, 14 in New Jersey, 10 in Maryland, 8 in Connecticut, 4 in Virginia and 1 in West Virginia. In addition to its Arby's restaurant locations, Sybra also leases office space in San Diego, California and New York, New York for its corporate and executive offices and in Flint, Michigan, Sinking Spring, Pennsylvania, Plano, Texas and Temple Terrace, Florida for its regional operations centers.

ITEM 3. LEGAL PROCEEDINGS.

    On March 23, 1999, Norman Salsitz, a stockholder of Triarc, filed a complaint in the United States District Court for the Southern District of New York against Triarc, Nelson Peltz and Peter May. In an amended complaint filed in April 2000, Mr. Salsitz purported to assert a claim for alleged violation of
Section 14(e) of the Securities Exchange Act of 1934, as amended, on behalf of all persons who held our stock as of March 10, 1999. The amended complaint alleged that our tender offer statement in connection with the 1999 'Dutch Auction' self-tender offer was materially false and misleading in that, among other things, it failed to disclose alleged recent valuations of Triarc. The amended complaint sought damages in an amount to be determined, together with prejudgment interest, the costs of suit, including attorneys' fees, an order permitting all shareholders who tendered their shares in the Dutch Auction Tender Offer to rescind the transaction, and unspecified other relief. On November 16, 2001, the defendants moved for summary judgment dismissing the action in its entirety, and the plaintiff moved to certify a class consisting of all persons or entities who held stock in Triarc as of March 10, 1999 and allegedly suffered damages thereby. On October 17, 2002, the court denied the plaintiff's motion for class certification and granted the defendants' motion for summary judgment, and subsequently entered judgment dismissing the case. On November 21, 2002, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On February 28, 2003, the plaintiff withdrew his appeal.

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

    We believe that the outcome of any of the matters described above or any of the other matters that have arisen in the ordinary course of our business (including those arising in the ordinary course of the operation of our company-owned restaurants) will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held an Annual Meeting of Stockholders on June 4, 2002. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market for our Class A Common Stock is the New York Stock Exchange ('NYSE') (symbol: TRY). The high and low market prices for our Class A Common Stock, as reported in the consolidated transaction reporting system, are set forth below:

                                                           MARKET PRICE
                                                          ---------------
                    FISCAL QUARTERS                        HIGH     LOW
                    ---------------                        ----     ---
2001
    First Quarter ended April 1.........................  $26.62   $23.44
    Second Quarter ended July 1.........................   26.40    23.85
    Third Quarter ended September 30....................   26.50    21.80
    Fourth Quarter ended December 30....................   25.10    22.40
2002
    First Quarter ended March 31........................  $28.68   $24.00
    Second Quarter ended June 30........................   28.73    26.50
    Third Quarter ended September 29....................   27.55    22.30
    Fourth Quarter ended December 29....................   28.05    21.98

    We did not pay any dividends on our common stock in 2001, 2002 or in 2003 to date and do not presently anticipate the declaration of cash dividends on our Class A Common Stock in the near future. However, the declaration of future dividends is subject to the discretion of our Board of Directors, which may from time to time review whether to declare dividends in light of all of the then existing relevant facts and circumstances. We have no class of equity securities currently issued and outstanding except for the Class A Common Stock. However, we are currently authorized to issue up to 100 million shares of Class B Common Stock and up to 100 million shares of preferred stock.

    Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries. Under the terms of the indenture relating to the notes issued in the Arby's securitization and the agreements related to debt issued by Sybra (see 'Item 1. Business -- Business Segment -- Restaurant Franchising and Operations (Arby's) -- General' and 'Item 1. Business -- Acquisition of Sybra, Inc.'), the ability of Arby's and Sybra to pay any dividends or make any loans or advances to us is limited by the debt service requirements of its subsidiaries. In addition, in connection with the acquisition of Sybra, Triarc agreed that Sybra would not pay dividends to it for a period of two years from the closing. You should read the information in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and
Note 10 to our Consolidated Financial Statements.

    On January 18, 2001, our management was authorized, when and if market conditions warrant, to purchase from time to time up to an aggregate of $50 million worth of our Class A Common Stock pursuant to a $50 million stock repurchase program that ended on January 18, 2003. During the period from January 18, 2001 through January 18, 2003, we repurchased 438,500 shares, at an average cost of approximately $23.89 per share (including commissions), for an aggregate cost of approximately $10.5 million, pursuant to the stock repurchase program.

    On January 17, 2003, the stock repurchase program was extended until January 18, 2004 and the amount available under the stock repurchase program was replenished to permit the Company to repurchase up to a total of $50 million worth of our Class A Common Stock on or after January 18, 2003 (in addition to the $10.5 million previously spent under the program). We cannot assure you that we will repurchase any additional shares pursuant to this stock repurchase program.

    As of March 15, 2003, there were approximately 3,569 holders of record of our Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (1)

                                                            YEAR ENDED(2)
                            ------------------------------------------------------------------------------
                            JANUARY 3,     JANUARY 2,     DECEMBER 31,      DECEMBER 30,      DECEMBER 29,
                               1999           2000            2000              2001              2002
                               ----           ----            ----              ----              ----
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues, investment
  income and other
  income..................   $ 88,964       $102,577       $ 119,406         $  137,146         $ 98,773 (11)
Income (loss) from
  continuing operations
  before income taxes and
  minority interests......      8,019         24,854 (6)       2,211 (8)         17,410(10)      (16,634)
Income (loss) from
  continuing operations...      3,187         17,702 (6)     (10,157)(8)          8,966(10)       (9,757)
Income from discontinued
  operations..............     11,449          4,519         472,078             43,450           11,100
Extraordinary charges.....     --            (12,097)        (20,680)           --                --
Net income................     14,636(5)      10,124 (6)     441,241 (8)         52,416(10)        1,343 (12)
Basic income (loss) per
  share (3):
    Continuing operations..       .11            .68            (.44)               .42             (.48)
    Discontinued operations       .37            .18           20.32               2.02              .54
    Extraordinary charges..    --               (.47)           (.89)           --                --
    Net income............        .48            .39           18.99               2.44              .06
Diluted income (loss) per
  share (3):
    Continuing operations..       .10            .66            (.44)               .40             (.48)
    Discontinued operations       .36            .16           20.32               1.91              .54
    Extraordinary charges.     --               (.45)           (.89)           --                --
    Net income............        .46            .37           18.99               2.31              .06
Working capital...........    180,739        240,399         596,319            556,637          510,438
Total assets..............    462,417        378,424       1,067,424            868,409          968,891
Long-term debt............    279,226          3,792         291,718            288,955          352,700
Stockholders' equity
  (deficit) (4)...........     11,272       (166,726)(7)     282,310 (9)        332,397          332,742
Weighted-average common
  shares outstanding......     30,306         26,015 (7)      23,232             21,532           20,446

---------

 (1) Selected Financial Data for the years ended on or prior to the fiscal year ended December 31, 2000 reflect the discontinuance of the Company's beverage businesses sold in October 2000 and for the years ended on or prior to the fiscal year ended January 2, 2000 reflect the discontinuance of the Company's propane business sold in July 1999.

 (2) The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance with this method, the Company's 1998 fiscal year contained 53 weeks and each of the Company's 1999, 2000, 2001 and 2002 fiscal years contained 52 weeks.

 (3) Basic and diluted income (loss) per share are the same for the fiscal years 2000 and 2002 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for each of those years. The shares used in the calculation of diluted income (loss) per share for the fiscal years 1998 (31,527,000), 1999 (26,943,000) and
     2001 (22,692,000) consist of the weighted average common shares outstanding and potential common shares reflecting the effect of dilutive stock options of 1,221,000, 818,000 and 1,160,000, respectively, and for the fiscal year 1999 the effect of a dilutive forward purchase obligation for common stock of 110,000 shares.

 (4) The Company has not paid any dividends on its common shares during any of the years presented.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (5) Reflects certain significant credits recorded during fiscal 1998 as follows: $7,074,000 credited to net income representing (1) $3,067,000 included in the income from operations of the discontinued businesses consisting of $5,016,000 of gain on sale of businesses less $1,949,000 of related income taxes and (2) $4,007,000 of gain on disposal of discontinued operations.

 (6) Reflects certain significant charges and credits recorded during fiscal 1999 as follows: $926,000 credited to income from continuing operations before income taxes and minority interests representing $3,052,000 of reversal of excess interest expense accruals for interest due the Internal Revenue Service (the 'IRS') in connection with the completion of their examinations of the Company's Federal income tax returns for prior years less a $2,126,000 charge for a capital structure reorganization related charge related to equitable adjustments made to the terms of outstanding stock options for stock of a former subsidiary held by corporate employees; $5,789,000 credited to income from continuing operations representing (1) the aforementioned $926,000 credited to income from continuing operations before income taxes and minority interests less $264,000 of related income taxes and (2) $5,127,000 of release of excess reserves for income taxes in connection with the completion of IRS examinations of the Company's Federal income tax returns; and $3,897,000 credited to net income representing (1) the aforementioned $5,789,000 credited to income from continuing operations, (2) $15,102,000 of gain on disposal of discontinued operations, less (i) $4,897,000 of charges reported in income from operations of the discontinued businesses consisting of (a) a $3,348,000 charge for a capital structure reorganization related charge, similar to the charge in continuing operations, relating to option holders who were employees of the sold businesses, (b) $411,000 of provision for interest due the IRS in connection with the completion of their examination of the Company's Federal income tax returns, both less $1,464,000 of related income taxes and (c) $2,602,000 of provision for income taxes in connection with the completion of IRS examinations of the Company's Federal income tax returns and (ii) a $12,097,000 extraordinary charge from the early extinguishment of debt.

 (7) In fiscal 1999 the Company repurchased for treasury 3,805,015 shares of its class A common stock and 1,999,208 shares of class B common stock for an aggregate $117,160,000 and recorded a forward purchase obligation for two future purchases of class B common stock that occurred on August 10, 2000 and on August 10, 2001 for $42,343,000 and $43,843,000, respectively. These transactions resulted in an aggregate $203,346,000 reduction to stockholders' equity in fiscal 1999 resulting in a stockholders' deficit as of January 2, 2000 and a reduction of 3,376,000 shares in the weighted-average common shares outstanding.

 (8) Reflects certain significant charges and credits recorded during fiscal 2000 as follows: $36,432,000 charged to income from continuing operations before income taxes and minority interests representing (1) a $26,010,000 charge for capital market transaction related compensation and (2) a $10,422,000 charge resulting from the Company's repurchase of 1,045,834 shares of its class A common stock from certain of the Company's officers and a director within six months after exercise of the related stock options by the officers and director; $32,914,000 charged to loss from continuing operations representing the aforementioned $36,432,000 less $3,518,000 of related income tax benefit; and $427,352,000 credited to net income representing $480,946,000 of the then estimated gain on disposal of the Company's former beverage business credited to income from discontinued operations less (1) the aforementioned $32,914,000 charged to loss from continuing operations and (2) a $20,680,000 extraordinary charge from the early extinguishment of debt.

 (9) The increase in stockholders' equity during fiscal 2000 principally reflects net income of $441,241,000 which includes a gain on disposal of discontinued operations of $480,946,000.

(10) Reflects certain significant credits recorded during fiscal 2001 as follows: $5,000,000 credited to income from continuing operations before income taxes and minority interests representing the receipt of a $5,000,000 note receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer (the 'Executives') of the Company received in connection with the settlement of a class action lawsuit involving certain awards of compensation to the Executives; $3,200,000 credited to income from continuing operations representing the aforementioned $5,000,000 less $1,800,000 of related income tax expense; and $46,650,000 credited to net income representing the aforementioned $3,200,000 credited
                                              (footnotes continued on next page)

(footnotes continued from previous page)

     to income from continuing operations and $43,450,000 of additional gain on disposal of the Company's beverage businesses.

(11) Reflects a decline in investment income of $32,781,000 in fiscal 2002 compared with fiscal 2001.

(12) Reflects a significant credit recorded during fiscal 2002 as follows:
     $11,100,000 credited to net income representing adjustments to the previously recognized gain on disposal of the Company's beverage business due to the release of reserves for income taxes associated with the discontinued beverage operations in connection with the receipt of related income tax refunds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    We currently operate in one business, franchising and operating Arby's restaurants.

    On December 27, 2002, we completed the acquisition of all of the voting equity interests of Sybra, Inc. from I.C.H. Corporation in a transaction we refer to as the Sybra Acquisition. The acquisition was under a plan of reorganization confirmed by a United States Bankruptcy Court for I.C.H. and Sybra following their filing in February 2002 for protection under Chapter 11 of the United States Bankruptcy Code in order to restructure their financial obligations. Sybra owns and operates 239 Arby's restaurants in nine states and, prior to the Sybra Acquisition, was the second largest franchisee of Arby's restaurants. We acquired Sybra with the expectation of strengthening and increasing the value of our Arby's brand. Sybra's results of operations following the December 27, 2002 date of the Sybra Acquisition through December 29, 2002 have been included in the accompanying consolidated income statement for the year ended December 29, 2002. The results of operations before income taxes for that two-day period have been reported in 'Other income, net' for convenience since the results were not material to our consolidated income before income taxes.

    As discussed below under 'Liquidity and Capital Resources,' we are presently evaluating our options for the use of our significant cash, cash equivalent and investment position, including additional business acquisitions, repurchases of our common shares and investments.

    Throughout the years presented in this discussion, we derived our revenues in the form of royalties and franchise and related fees but, as a result of the Sybra Acquisition, we have also begun deriving revenues from the sales by the restaurants we now operate which, commencing with fiscal 2003, will be reported as sales. While the majority of our existing royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average rate was 3.4% in fiscal 2002. We also derive investment income from our investments.

    We incur general and administrative expenses, depreciation and amortization and interest expense, but no cost of sales, in our restaurant franchising operations. In addition, we incur general corporate expenses, including investment activity related expenses, in those same expense categories. As a result of the Sybra Acquisition we will also report cost of sales and advertising and selling expenses commencing with fiscal 2003. Recently we have not had significant capital expenditures; however, as a result of the Sybra Acquisition, we will increase capital expenditures to support our recently acquired company-owned restaurants.

    We previously operated in the premium beverage and soft drink concentrate businesses. On October 25, 2000 we completed the sale of these businesses, which we refer to as the Snapple Beverage Sale, of Snapple Beverage Group, Inc., the parent company of Snapple Beverage Corp., Mistic Brands, Inc. and Stewart's Beverages, Inc., and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc, which we refer to as Cadbury. The premium beverage and soft drink concentrate businesses, formerly reported as business segments, have been accounted for as discontinued operations in 2000 through the date of sale.

    In recent years our restaurant business has experienced the following trends:

         Continued growth of food consumed away from home as a percentage of total food-related spending;

         Increases in the cost and overall difficulty of developing new units in many areas of the country, primarily as a result of increased competition among quick service restaurant competitors for available development sites, higher development costs associated with those sites and continued tightening in the lending markets typically used to finance new unit development;

         Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on some menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting;

         The continuing proliferation of competitors in the higher end of the sandwich category, many of whom are competing with Arby's by offering higher priced sandwiches with perceived higher levels of freshness, quality and customization;
                                                                              19

         Additional competitive pressures for prepared food purchases from operators outside the quick service restaurant industry such as deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets; and

         The addition of selected higher-priced quality items to menus, which appeal more to adult tastes and offer an opportunity to recover some of the dollar margins lost in the discounting of other menu items.

    We have experienced the effects of these trends to the extent they affect sales by our franchisees and, accordingly, impact the royalties and franchise fees we receive from them. Effective December 27, 2002 we also experienced these effects directly to the extent they affect the operations of our recently acquired restaurants.

PRESENTATION OF FINANCIAL INFORMATION

    This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with our consolidated financial statements included elsewhere herein. Certain statements we make under this Item 7 constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Special Note Regarding Forward-Looking Statements and Projections' in 'Part I' preceding 'Item 1.'

    We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Each of our 2000, 2001 and 2002 fiscal years contained 52 weeks. Our 2000 fiscal year commenced on January 3, 2000 and ended on December 31, 2000, our 2001 fiscal year commenced on January 1, 2001 and ended on December 30, 2001, and our 2002 fiscal year commenced on December 31, 2001 and ended on December 29, 2002. When we refer to '2000' we mean the period from January 3, 2000 to December 31, 2000; when we refer to '2001' we mean the period from January 1, 2001 to December 30, 2001; and when we refer to '2002' we mean the period from December 31, 2001 to December 29, 2002.

    Certain amounts presented in this 'Management's Discussion and Analysis of Financial Condition and Results of Operations' for 2000 and 2001 have been reclassified to conform with the current year's presentation.

RESULTS OF OPERATIONS

    Set forth below is a table that summarizes our results of operations and compares the amount and percent of the change between (1) 2000 and 2001, which we refer to as the 2001 Change, and (2) 2001 and 2002, which we refer to as the 2002 Change. We consider certain percentage changes between years to be not measurable or not meaningful, and we refer to these as 'n/m.' The percentage changes used in the following discussion have been rounded to the nearest whole percentage.

                                                                   2001 CHANGE         2002 CHANGE
                                                                -----------------   -----------------
                                      2000     2001     2002    AMOUNT    PERCENT   AMOUNT    PERCENT
                                      ----     ----     ----    ------    -------   ------    -------
                                                      (IN MILLIONS EXCEPT PERCENTS)
Revenues, investment income and
  other income:
    Royalties and franchise and
      related fees.................  $ 87.4   $ 92.8   $ 97.8   $   5.4       6 %   $   5.0       5 %
    Investment income, net.........    30.7     33.6      0.8       2.9       9 %     (32.8)    (97)%
    Gain (loss) on sale of
      businesses...................      --      0.5     (1.2)      0.5     n/m        (1.7)    n/m
    Other income, net..............     1.3     10.2      1.4       8.9     n/m        (8.8)    (87)%
                                     ------   ------   ------   -------             -------
        Total revenues, investment
          income and other income..   119.4    137.1     98.8      17.7      15 %     (38.3)    (28)%
                                     ------   ------   ------   -------             -------
Costs and expenses:
    General and administrative.....    80.5     77.4     75.9      (3.1)     (4)%      (1.5)     (2)%
    Depreciation and amortization,
      excluding amortization of
      deferred financing costs.....     5.3      6.5      6.6       1.2      22 %       0.1       1 %
    Capital market transaction
      related compensation.........    26.0       --       --     (26.0)    n/m          --      --
    Interest expense...............     4.8     30.4     26.2      25.6     n/m        (4.2)    (14)%
    Insurance expense related to
      long-term debt...............     0.6      4.8      4.5       4.2     n/m        (0.3)     (6)%
    Costs of proposed business
      acquisitions not consummated.      --      0.6      2.2       0.6     n/m         1.6     n/m
                                     ------   ------   ------   -------             -------
        Total costs and expenses...   117.2    119.7    115.4       2.5       2 %      (4.3)     (4)%
                                     ------   ------   ------   -------             -------
            Income (loss) from
              continuing operations
              before income taxes
              and minority
              interests............     2.2     17.4    (16.6)     15.2     n/m       (34.0)    n/m
Benefit from (provision for) income
  taxes............................   (12.4)    (8.7)     3.3       3.7     n/m        12.0     n/m
Minority interests in loss of a
  consolidated subsidiary..........      --      0.3      3.5       0.3     n/m         3.2     n/m
                                     ------   ------   ------   -------             -------
            Income (loss) from
              continuing operations   (10.2)     9.0     (9.8)     19.2     n/m       (18.8)    n/m
Income from discontinued
  operations.......................   472.1     43.4     11.1    (428.7)    n/m       (32.3)    n/m
                                     ------   ------   ------   -------             -------
            Income before
              extraordinary charges   461.9     52.4      1.3    (409.5)    n/m       (51.1)    n/m
Extraordinary charges..............   (20.7)      --       --      20.7     n/m          --     n/m
                                     ------   ------   ------   -------             -------
            Net income.............  $441.2   $ 52.4   $  1.3   $(388.8)    n/m     $ (51.1)    n/m
                                     ------   ------   ------   -------             -------
                                     ------   ------   ------   -------             -------

2002 COMPARED WITH 2001

Royalties and Franchise and Related Fees

    Our royalties and franchise and related fees, which were generated entirely from our restaurant business, increased $5.0 million, or 5%, to $97.8 million in 2002 from $92.8 million in 2001 reflecting a $5.7 million, or 6%, increase in royalties partially offset by a $0.7 million, or 17%, decrease in franchise and related fees. The increase in royalties consisted of (1) a $3.3 million improvement resulting from the royalties from the 116 restaurants opened in 2002, with generally higher than average sales volumes, replacing the royalties from the 64 generally underperforming restaurants closed in 2002, (2) a $1.7 million improvement due to a 2% increase in same-store sales of franchised restaurants and (3) a $0.7 million improvement due to an increase in the average royalty rate to 3.4% in 2002 from 3.3% in 2001. The decrease in franchise and related fees was principally due to a decrease in the amount of revenues recognized from forfeited deposits upon the termination of commitments to open new franchised restaurants and the opening of 15 fewer franchised restaurants in 2002 compared with 2001, partially offset by an increase in franchise license renewal fees and a decrease in franchise fee credits earned by franchisees under our remodeling incentive program.

    During the fourth quarter of 2002, we experienced a 3% decline in the same-store sales of franchised restaurants and, based on early results, this trend appears to be continuing into the first quarter of 2003. We believe this decline is affected by the adverse effects of worse weather conditions, price discounting in the quick service restaurant industry, the generally sluggish economy and for the fourth quarter of 2002, strong same-store sales comparisons. During the balance of 2003, we intend to continue Arby's national cable television advertising with a new campaign and introduce new operational, product and marketing initiatives which we expect will favorably impact the trend of same-store sales.

    Our royalties and franchise fees have no associated cost of sales. However, commencing in 2003 we will report net sales and related cost of sales due to the Sybra Acquisition. Included in royalties and franchise and related fees in 2002 and 2001 are $7.5 million and $7.4 million, respectively, of franchise revenues from Sybra prior to the Sybra Acquisition. Franchise revenues from Sybra will no longer be included in our consolidated results of operations in future periods but instead Sybra's results of operations will be included in our future consolidated operating results.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net:

                                                            2001     2002    CHANGE
                                                            ----     ----    ------
                                                                 (IN MILLIONS)
Interest income...........................................  $31.8   $ 10.9   $(20.9)
Other than temporary unrealized losses....................   (3.5)   (14.5)   (11.0)
Recognized net gains......................................    5.0      2.7     (2.3)
Distributions, including dividends........................    1.2      2.1      0.9
Investment management and performance fees................   (1.0)    (0.4)     0.6
Other.....................................................    0.1     --       (0.1)
                                                            -----   ------   ------
                                                            $33.6   $  0.8   $(32.8)
                                                            -----   ------   ------
                                                            -----   ------   ------

    The decrease in interest income is due to lower average interest rates and, to a lesser extent, lower average amounts of cash equivalents and interest-bearing short-term investments during 2002 compared with 2001. Average rates on our interest-bearing investments declined from 4.8% in 2001 to 1.8% in 2002 principally due to the general decline in the money market and short-term interest rate environment which has continued into 2003. The average amount of our interest-bearing investments declined principally due to our payment in mid-March 2001 of $239.3 million of estimated income taxes related to the Snapple Beverage Sale in October 2000. Our recognized net gains and other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost basis investments and/or the timing of the sales of those investments. Accordingly, our recognized net gains and our other than temporary unrealized losses presented in the above table may not recur in future periods.

    As of December 29, 2002, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $1.2 million and $(1.0) million, respectively, included in accumulated other comprehensive deficit. Should either
(1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the gains or losses on the related investments at that time. In addition, through 280 BT Holdings LLC, a 57.4%-owned consolidated subsidiary, we hold a $1.7 million cost basis investment in Scientia Health Group Limited, an entity which we refer to as Scientia, representing original cost less adjustments for unrealized losses in investments made by Scientia that were deemed to be other than temporary of $3.3 million during 2002. Such amounts have been effectively reduced by minority interests of $0.7 million and $1.4 million, respectively. In addition, as of December 29, 2002 we have $0.8 million of non-recourse notes receivable from management officers and employees relating to a portion of their investments in 280 BT Holdings, less an allowance of $0.4 million for uncollectible amounts. If the value of the investments of 280 BT Holdings decline further and, accordingly, we recognize additional other than temporary losses, we would also provide additional allowances relating to the non-recourse notes receivable in 'General and administrative' expenses.

Gain (Loss) on Sale of Businesses

    The loss on sale of businesses of $1.2 million in 2002 represents a reduction of a gain related to a business previously sold due to a charge for estimated environmental clean-up and related costs. The gain on sale of businesses of $0.5 million in 2001 reflects the release of sales tax accruals no longer necessary due to the expiration of statutory audit periods. These accruals were originally provided as a component of the loss on sale of all the 355 then company-owned restaurants in 1997.

Other Income, Net

    The following table summarizes and compares the major components of other income, net:

                                                              2001    2002    CHANGE
                                                              ----    ----    ------
                                                                  (IN MILLIONS)
Interest income related to the Snapple Beverage Sale.......  $  8.3   $--     $(8.3)
Reduction in the fair value of the liability for a written
  call option on our stock.................................     0.8    --      (0.8)
Other interest income......................................     0.4     0.3    (0.1)
Equity in (losses) earnings of investees, other than
  investment limited partnerships and similar investment
  entities.................................................    (0.2)    0.3     0.5
Other......................................................     0.9     0.8    (0.1)
                                                             ------   -----   -----
                                                             $ 10.2   $ 1.4   $(8.8)
                                                             ------   -----   -----
                                                             ------   -----   -----

    Other income, net decreased $8.8 million principally due to $8.3 million of interest income recorded in 2001 which did not recur in 2002 related to our election in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained in more detail under 'Discontinued Operations.' The written call option on our common stock relates to the right of Cadbury to have caused us to issue our common stock upon conversion of our zero coupon convertible debentures that had been assumed by Cadbury. Cadbury called the debentures for redemption in full with a redemption date of February 9, 2003, and the written call option terminated without any of our common stock being called under the option. The $0.5 million increase in equity in (losses) earnings of investees, other than investment limited partnerships and similar investment entities, was primarily attributable to the $0.3 million of equity in earnings of Encore Capital Group, Inc., formerly MCM Capital Group, Inc., which we refer to as Encore, in 2002 compared with equity in losses of Encore of less than $0.1 million in 2001 as Encore returned to profitability in 2002. We own 7.2% of the issued and outstanding common stock of Encore and 17.5% of convertible preferred stock of Encore. If all of the convertible preferred stock were converted, the Company's ownership in Encore common stock would increase to 13.1%.

General and Administrative

    Our general and administrative expenses decreased $1.5 million, or 2%, principally reflecting (1) a $5.3 million decrease in incentive compensation costs, (2) a $0.7 million decrease in legal fees, (3) a $0.6 million decrease in the provision for doubtful accounts due to the realization in 2002 of collections on two fully-reserved notes from franchisees and (4) a $0.5 million decrease in deferred compensation expense. The $5.3 million decrease in incentive compensation was principally due to lower executive bonuses relating to 2002 as compared with 2001. Deferred compensation expense of $1.4 million in 2002 and $1.9 million in 2001 represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under 'Income (Loss) From

Continuing Operations Before Income Taxes and Minority Interests.' These decreases were partially offset by (1) a $5.0 million reduction in compensation expense in 2001 which did not recur in 2002 related to a note that we received from the Executives in partial settlement of a class action shareholder lawsuit which effectively represented an adjustment of prior period compensation expense and (2) an increase of $1.1 million in insurance costs principally reflecting higher premiums.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, in total was relatively unchanged at $6.6 million in 2002 compared with $6.5 million in 2001.

Interest Expense

    Interest expense decreased $4.2 million, or 14%, principally reflecting
(1) interest of $3.1 million recorded in 2001 which did not recur in 2002 on the estimated income tax liability paid with the filing of our election in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained below under 'Discontinued Operations,' and (2) a $1.4 million decrease in interest expense due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes. These decreases were partially offset by a $0.6 million increase in interest expense due to the full period effect in 2002 of a term loan and related interest rate swap agreement used to finance the purchase of an airplane in July 2001.

Insurance Expense Related to Long-Term Debt

    Insurance expense related to long-term debt decreased $0.3 million, or 6%, to $4.5 million in 2002 from $4.8 million in 2001 due to lower outstanding balances of the Securitization Notes.

Costs of Proposed Business Acquisitions Not Consummated

    The $2.2 million of costs of proposed business acquisitions not consummated in 2002 were primarily for a business acquisition proposal which was not accepted. The $0.6 million of costs in 2001 were for other proposed business acquisitions not consummated.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

    Our income (loss) from continuing operations before income taxes and minority interests decreased $34.0 million to a loss of $16.6 million in 2002 from income of $17.4 million in 2001 due to the effect of the variances explained in the captions above.

    As disclosed above, we recognized $1.9 million in 2001 and $1.4 million in 2002 of deferred compensation expense for the increase in the fair value of the investments in the Trusts. Under accounting principles generally accepted in the United States of America, we recognized investment income of $0.2 million on the investments in the Trusts in 2001, but were not permitted to recognize any investment income on the investments in the Trusts in 2002. This disparity between compensation expense and investment income recognized will reverse in the future periods as either (1) the investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Income Taxes

    The benefit from and provision for income taxes represented effective rates of 20% in 2002 and 50% in 2001 on the respective loss or income from continuing operations before income taxes and minority interests. The effective benefit rate in 2002 is lower than the United States Federal statutory rate of 35% principally due to (1) the tax provision related to minority interests in loss of a consolidated subsidiary, which is not included in income or loss from continuing operations before income taxes and minority interests, (2) the state income taxes, net of Federal income tax benefit, of the consolidated entities due to the differing mix of pretax income
24
or loss among the consolidated entities which file state tax returns on an individual company basis and (3) the effect of non-deductible compensation costs. The effective provision rate in 2001 was higher than the 35% rate principally due to (1) the effect of non-deductible compensation costs and
(2) state income taxes, both of which had a greater effect in 2001 compared with 2002.

Minority Interests in Loss of a Consolidated Subsidiary

    The minority interests in loss of a consolidated subsidiary of $3.5 million in 2002 and $0.3 million in 2001 principally reflect provisions for unrealized losses by 280 BT Holdings on its cost basis investments deemed to be other than temporary.

Discontinued Operations

    Income from discontinued operations, which resulted entirely from adjustments to the previously recognized gain on the Snapple Beverage Sale, was $11.1 million in 2002 compared with $43.4 million in 2001. The adjustment to the gain in 2002 was due to the release of reserves for income taxes associated with the discontinued beverage operations in connection with the receipt of related income tax refunds. The adjustment to the gain in 2001 resulted from the realization of $200.0 million of proceeds from Cadbury for our electing in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale.

2001 COMPARED WITH 2000

Royalties and Franchise and Related Fees

    Our royalties and franchise and related fees, which were generated entirely from our restaurant business, increased $5.4 million, or 6%, to $92.8 million in 2001 from $87.4 million in 2000 reflecting a $5.3 million, or 6%, increase in royalties and a $0.1 million, or 2%, increase in franchise and related fees. The increase in royalties consisted of (1) a $3.9 million improvement resulting from the royalties from the 131 restaurants opened in 2001, with generally higher than average sales volume, replacing the royalties from the 99 generally underperforming restaurants closed in 2001, (2) a $1.2 million improvement due to a 2% increase in same-store sales of franchised restaurants and (3) a $0.2 million improvement due to a higher average royalty rate. The slight increase in franchise and related fee revenue was principally due to (1) an increase in fees from franchise license transfers and franchisee training and (2) an increase in revenues recognized from forfeited deposits upon the termination of commitments to open new franchised restaurants, both substantially offset by a decrease in franchise fee revenue principally due to the opening of 25 fewer franchised restaurants in 2001 compared with 2000.

    Our royalties and franchise fees have no associated cost of sales.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net:

                                                             2000    2001    CHANGE
                                                             ----    ----    ------
                                                                 (IN MILLIONS)
Interest income............................................  $16.5   $31.8   $15.3
Other than temporary unrealized losses.....................   (3.7)   (3.5)    0.2
Recognized net gains.......................................   17.2     5.0   (12.2)
Distributions, including dividends.........................    1.6     1.2    (0.4)
Investment management and performance fees.................   (0.8)   (1.0)   (0.2)
Other......................................................   (0.1)    0.1     0.2
                                                             -----   -----   -----
                                                             $30.7   $33.6   $ 2.9
                                                             -----   -----   -----
                                                             -----   -----   -----

    The increase in interest income was due to higher average amounts of cash equivalents and short-term investments in 2001 compared with 2000 as a result of the full year effect in 2001 of the cash provided from
                                                                              25
the Snapple Beverage Sale and $277.0 million of proceeds, net of $13.0 million of expenses, from the issuance of the Securitization Notes on November 21, 2000. The decrease in recognized net gains on our investments includes $10.3 million which was attributable to our gain on the sale of one particular common stock investment in 2000 which did not recur in 2001.

Gain on Sale of Businesses

    The gain on sale of businesses of $0.5 million in 2001 reflects the release of sales tax accruals no longer necessary as previously discussed in more detail in the comparison of 2002 and 2001. There was no gain on sale of businesses included in continuing operations in 2000.

Other Income, Net

    The following table summarizes and compares the major components of other income, net:

                                                             2000    2001    CHANGE
                                                             ----    ----    ------
                                                                 (IN MILLIONS)
Interest income related to the Snapple Beverage Sale.......  $--     $ 8.3   $ 8.3
Equity in losses of investees, other than investment
  limited partnerships and similar investment entities.....   (2.3)   (0.2)    2.1
Reduction in the fair value of the liability for a written
  call option on our stock.................................    0.7     0.8     0.1
Settlement of bankruptcy claims with a former affiliate
  previously written off...................................    0.9    --      (0.9)
Other interest income......................................    0.7     0.4    (0.3)
Other......................................................    1.3     0.9    (0.4)
                                                             -----   -----   -----
                                                             $ 1.3   $10.2   $ 8.9
                                                             -----   -----   -----
                                                             -----   -----   -----

    Other income, net, increased $8.9 million principally due to (1) $8.3 million of interest income recorded in 2001, which did not occur in 2000, related to our election to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as previously discussed in more detail in the comparison of 2002 and 2001 and (2) a $2.1 million decrease in our equity in the losses of investees other than investment limited partnerships and similar investment entities accounted for under the equity method, principally due to $1.8 million of equity in the write-down of certain assets by an investee in 2000 which did not recur in 2001. These increases were partially offset by the non-recurring collection in 2000 of $0.9 million of a receivable from a former affiliate which was written off in years prior to 2000 due to the former affiliate filing for bankruptcy protection.

General and Administrative

    Our general and administrative expenses decreased $3.1 million, or 4%, reflecting (1) an $11.4 million decrease in stock option compensation costs due to costs incurred in 2000 which did not recur in 2001 consisting of (a) $10.4 million resulting from our repurchase of class A common stock from certain officers and a director within six months after the exercise of related stock options by such officers and director and (b) $1.0 million resulting from other stock option activity relating to the Snapple Beverage Sale, (2) a $5.0 million reduction in compensation expense related to a note receivable from the Executives that we received in 2001, as previously explained in more detail in the comparison of 2002 and 2001, (3) provisions of $1.2 million in 2000 which did not recur in 2001 for costs to support a change in distributors of food and other products for a majority of franchisees in our restaurant franchising operations and (4) a $1.2 million decrease in charitable contributions in 2001. These decreases were partially offset by (1) higher incentive compensation costs of $5.0 million under our executive bonus plan principally reflecting the positive impact of the Snapple Beverage Sale on our capitalization, (2) a $2.5 million increase in insurance expense due to (a) a $1.5 million reduction of insurance expense recognized in 2000 which did not recur in 2001 relating to the favorable settlement of insurance claims by the purchaser of a former insurance subsidiary that we sold in 1998 resulting in the collection of a $1.5 million note receivable that we received as a portion of the sales proceeds which was fully reserved at the time of sale and (b) a $1.0 million increase in insurance premiums in 2001, (3) $2.1 million of expenses in connection with an Arby's national cable television advertising campaign introduced in 2001, (4) $1.9 million of deferred compensation expense recognized in 2001 representing the increase in the fair value of investments in the Trusts for the benefit of the Executives, as previously explained in more detail in the comparison of 2002 and 2001 under 'Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests' and (5) other general increases. The $1.5 million gain in 2000 from realization of the note receivable discussed above was included as a reduction of general and administrative expenses since the gain effectively represented an adjustment of prior period insurance reserves.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.2 million, or 22%, principally reflecting (1) a $0.5 million increase in depreciation related to an airplane that was placed in service in September 2001 which replaced fractional interests in two airplanes under timeshare agreements which were terminated and (2) a $0.5 million increase in amortization related to leasehold improvements completed during the 2001 second quarter.

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

Interest Expense

    Interest expense increased $25.6 million to $30.4 million in 2001 primarily reflecting (1) $18.5 million of additional interest in 2001 on our Securitization Notes and $1.9 million of additional amortization of related deferred financing costs, due to the full year effect on interest expense in 2001 of the Securitization Notes which were issued on November 21, 2000,
(2) interest of $3.1 million for the period from March 15, 2001 through June 14, 2001 on the estimated income tax liability paid with the filing of our election in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes as previously explained in more detail in the comparison of 2002 and 2001 under 'Discontinued Operations' and (3) interest of $1.3 million in connection with a term loan and a related interest rate swap agreement used to finance the purchase of an airplane in July 2001.

Insurance Expense Related to Long-Term Debt

    Insurance expense related to long-term debt increased $4.2 million to $4.8 million in 2001 reflecting increased charges relating to the full year effect in 2001 of insuring the payment of principal and interest on the Securitization Notes which were issued on November 21, 2000.

Income from Continuing Operations Before Income Taxes and Minority Interests

    Our income from continuing operations before income taxes and minority interests increased $15.2 million to $17.4 million in 2001 due to the effect of the variances explained in the captions above.

Income Taxes

    The provision for income taxes represented effective rates of 50% in 2001 and 559% in 2000. The effective rate is unusually high in 2000 principally due to the relatively low amount of pretax income and the effect thereon of non-deductible compensation costs. The effective rate is lower in 2001, but still exceeds the United States Federal statutory rate of 35%, principally due to (1) the effect of non-deductible compensation costs, which were significantly lower in 2001 compared with 2000, and (2) the effect of state income taxes, which was lower in 2001 compared with 2000, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis.

Minority Interests in Loss of a Consolidated Subsidiary

    The minority interests in loss of a consolidated subsidiary was $0.3 million in 2001 as previously explained in more detail in the comparison of 2002 and 2001. In 2000 this consolidated subsidiary had no income or loss and, accordingly, no minority interests.

Discontinued Operations

    Income from discontinued operations was $43.4 million in 2001 compared with $472.1 million in 2000. The 2001 income from discontinued operations resulted entirely from adjustments to the previously recognized estimated gain on the Snapple Beverage Sale as previously explained in more detail in the comparison of 2002 and 2001. The 2000 income from discontinued operations consisted of the then estimated gain on disposal of the discontinued beverage businesses of $481.0 million less the loss from operations of the discontinued businesses of $8.9 million through the October 25, 2000 Snapple Beverage Sale.

    Revenues and other income of the beverage businesses were $681.0 million in 2000 through the October 25, 2000 Snapple Beverage Sale reflecting in part the impact of the acquisition of two premium beverage distributors on February 26, 1999 and January 2, 2000. The beverage businesses generated a net loss of $8.9 million in 2000 through the October 25, 2000 Snapple Beverage Sale principally reflecting the negative impact of operating costs and expenses associated with the acquisition of the two premium beverage distributors referred to above and interest expense related to additional borrowings and the effect of an increasing interest rate environment on the variable-rate debt of our beverage businesses.

Extraordinary Charges

    The extraordinary charges of $20.7 million in 2000 resulted from the early assumption by Cadbury or extinguishment by us, as applicable, of (1) borrowings under a senior bank credit facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's Corporation, the former parent company of Royal Crown and Arby's, Inc., (2) 10 1/4% senior subordinated notes due 2009 co-issued by Snapple Beverage Group and Triarc Consumer Products Group, LLC, a subsidiary of ours and the former parent of Snapple Beverage Group and Royal Crown, and (3) zero coupon convertible subordinated debentures due 2018. These extraordinary charges consisted of (1) the write-off of previously unamortized deferred financing costs of $27.5 million and (2) the payment of prepayment penalties and fees of $5.5 million, both less income tax benefit of $12.3 million. There were no similar charges in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operating Activities

    Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $12.0 million during 2002 reflecting (1) net operating investment adjustments of $17.6 million, (2) net non-cash charges of $6.3 million and (3) the collection of a litigation settlement receivable of $1.7 million, all partially offset by
(1) a loss from continuing operations of $9.8 million and (2) cash used by changes in operating assets and liabilities of $3.8 million.

    The net operating investment adjustments of $17.6 million consisted of (1) net recognized losses of $11.8 million principally due to the recognition of non-cash other than temporary losses on available-for-sale securities and other cost basis investments, (2) $5.2 million of net sales of trading securities in excess of purchases and (3) a $0.6 million adjustment for the non-cash net amortization of premium on debt securities.

    The net non-cash charges of $6.3 million consisted principally of $8.4 million of depreciation and amortization and $1.4 million of deferred compensation, both partially offset by $3.5 million of minority interests in loss of a consolidated subsidiary. The cash used by changes in operating assets and liabilities of $3.8 million reflects a decrease in accounts payable and accrued expenses of $6.1 million partially offset by decreases in receivables of $1.6 million, prepaid expenses of $0.6 million and inventories of $0.1 million. The decrease in accounts payable and accrued expenses was principally due to a $4.0 million decrease in accrued incentive compensation. The decrease in receivables was principally due to the collection of past due amounts from franchisees.
28

    Cash flows from continuing operating activities were positive in 2002 even after excluding the effect of the net sales of trading securities which represent the discretionary investment of excess cash. However, we currently expect that our continuing operating activities will require the net use of cash in 2003, even after excluding the effect of any net purchases of trading securities. This expected net use of cash results from the required funding of net negative working capital of $20.8 million assumed in the Sybra Acquisition. We expect to meet this operating cash flow requirement through the use of our aggregate $623.5 million of existing cash and cash equivalents and short-term investments, net of $9.2 million short-term investments sold with an obligation for us to purchase.

Working Capital and Capitalization

    Working capital, which equals current assets less current liabilities, was $510.4 million at December 29, 2002, reflecting a current ratio, which equals current assets divided by current liabilities, of 4.2:1. Working capital decreased $46.2 million from $556.6 million at December 30, 2001 principally due to (1) the effect of the Sybra Acquisition consisting of the $9.7 million cost and the $20.8 million of net negative working capital assumed in the acquisition and (2) the reclassification of $25.9 million of long-term debt to current.

    Our total capitalization at December 29, 2002 was $719.8 million consisting of stockholders' equity of $332.7 million and $387.1 million of long-term debt, including current portion. Our total capitalization increased $73.7 million from $646.1 million at December 30, 2001 principally due to (1) the assumption of $103.2 million of debt in the Sybra Acquisition, (2) proceeds of $6.1 million from stock option exercises and (3) net income of $1.3 million, all partially offset by (1) repayments of long-term debt of $29.8 million, including $5.5 million related to debt assumed in the Sybra Acquisition, (2) repurchases of $7.0 million of our common stock discussed below under 'Treasury Stock Purchases' and (3) adjustments of $1.7 million in deriving comprehensive loss from net income.

Contractual Obligations

    The following table summarizes the expected payments under our outstanding contractual obligations at December 29, 2002:

                                                     FISCAL YEARS
                                      ------------------------------------------
                                      2003    2004-2005   2006-2007   AFTER 2007   TOTAL
                                      ----    ---------   ---------   ----------   -----
                                                         (IN MILLIONS)
Long-term debt (a)..................  $33.6    $ 72.7      $ 84.0      $191.2      $381.5
Capitalized leases (b)..............    0.8       1.5         0.6         2.7         5.6
Operating leases (c)................   17.4      29.0        23.3        84.3       154.0
Deferred compensation payable to
  related parties (d)...............     --      25.7          --          --        25.7
                                      -----    ------      ------      ------      ------
    Total...........................  $51.8    $128.9      $107.9      $278.2      $566.8
                                      -----    ------      ------      ------      ------
                                      -----    ------      ------      ------      ------

---------

(a) Excludes capitalized lease obligations, which are shown separately in the table, and interest.

(b) Excludes interest on capitalized lease obligations.

(c) Represents the future minimum rental obligations including $12.2 million of net unfavorable lease amounts we have provided and which will not be included in rent expense in future periods.

(d) Represents amounts due to the Executives in 2004, which can be settled either by the payment of cash or transfer of the investments held in the Trust. The Executives may elect to defer receipt beyond 2004.

Securitization Notes and Sybra Long-Term Debt

    We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $254.8 million as of December 29, 2002 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Indenture, we currently estimate that we will repay $20.7 million in 2003 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. The Securitization Notes are redeemable by Arby's Franchise Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

    Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets with a total net book value of $46.0 million as of December 29, 2002 consisting of cash and cash equivalents of $9.2 million, the cash equivalent reserve account of $30.5 million referred to above and royalty receivables of $6.3 million.

    We have outstanding, through our ownership of Sybra, leasehold notes, equipment notes and mortgage notes. The leasehold notes have a remaining principal of $82.0 million and are due generally in equal monthly installments including interest through 2021, of which $5.9 million is due in 2003. The leasehold notes are secured by leasehold improvements, equipment and inventories with respective net book values of $32.0 million, $12.8 million and $2.1 million. The equipment notes have a remaining principal of $6.3 million and are generally due in equal monthly installments including interest through 2009, of which $1.3 million is due in 2003. The equipment notes are secured by restaurant equipment with a net book value of $7.1 million. The mortgage notes have a remaining principal of $3.3 million and are generally due in equal monthly installments including interest through 2018, of which $0.1 million is due in 2003. The mortgage notes are secured by land and buildings of restaurants each with net book values of $1.1 million.

    The loan agreements for most of the Sybra leasehold notes, mortgage notes and equipment notes contain various prepayment provisions that provide for prepayment penalties of up to 5% of the principal amount prepaid or are based upon specified 'yield maintenance' formulas.

    The Indenture and the agreements for the leasehold notes and mortgage notes contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness,
(b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust and Sybra. Arby's Franchise Trust and Sybra were in compliance with all of these covenants as of December 29, 2002.

    As of December 29, 2002, Arby's Franchise Trust had no amounts available for the payment of distributions. However, on January 21, 2003, $1.6 million relating to cash flows for the calendar month of December 2002 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. In connection with Sybra's reorganization, Sybra is unable to pay any distributions prior to December 27, 2004.

    Sybra is required to maintain a fixed charge coverage ratio under the agreements for the leasehold notes and equipment notes. In the event that Sybra fails to maintain the minimum fixed charge coverage ratio, such failure may be cured by a capital contribution in cash to Sybra in the quarter immediately following such period of an amount such that the minimum fixed charge coverage ratio would have been met.

Other Long-Term Debt

    We have a secured bank term loan payable through 2008 with an outstanding principal amount of $18.3 million as of December 29, 2002, of which $3.2 million is due during 2003. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $13.3 million as of December 29, 2002, of which $1.9 million is due during 2003.

    Our total scheduled long-term debt repayments during 2003 are $34.4 million consisting principally of the $20.7 million expected to be paid under the Securitization Notes, $7.3 million under Sybra's leasehold, equipment and mortgage notes, $3.2 million due on the secured bank term loan and $1.9 million due on the 8.95% secured promissory note.

Guarantees and Commitments

    Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of December 29, 2002, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $30.0 million as of December 29, 2002 which amount was increased to $50.0 million as of January 1, 2003. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $43.4 million as of December 29, 2002, associated with our July 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $4.0 million in 2003 with further payments in 2004 through 2008 reducing the taxes payable in 2009 to approximately $36.0 million.

    Triarc guarantees mortgage and equipment notes payable through 2015 of approximately $42.0 million as of December 29, 2002 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations total approximately $66.0 million as of December 29, 2002, assuming the purchaser has made all scheduled payments through that date under those lease obligations.

    We guarantee up to $6.7 million of senior notes that mature in January 2007 issued by Encore to a major financial institution. During 2002, the outstanding principal amount of these notes was reduced from $10.0 million to $7.2 million as the lender forgave $2.8 million of principal and $2.5 million of related accrued interest upon an investment by certain significant stockholders, including us, of $5.0 million in newly-issued convertible preferred stock of Encore. Our portion of the preferred stock investment was $0.9 million and certain of our present officers, including entities controlled by them, invested an aggregate of $1.4 million. Our guarantee will be reduced by (1) any repayments of these senior notes, (2) any purchases of these senior notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution by us, Encore or another significant stockholder of Encore or any of their affiliates. Some of our present and former officers, including entities controlled by them, who collectively owned 15.7% of Encore at the time of Encore's initial public offering in July 1999 are not parties to this note guarantee and could indirectly benefit from it.

    In addition to the note guarantee, we and certain other stockholders of Encore, including our present and former officers referred to above who had invested in Encore prior to its initial public offering, on a joint and several basis, have entered into guarantees and agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of Encore. We would be responsible for approximately $1.8 million assuming the full $15.0 million was borrowed and all of the parties, besides us, to the guarantees of the revolving credit borrowings and certain related agreements fully perform thereunder. As of Encore's year end of December 31, 2002, Encore had $3.9 million of outstanding revolving credit borrowings. At December 29, 2002 we had a $15.0 million interest-bearing bank custodial account at the financial institution providing the revolving credit facility. Under the guarantees of the revolving credit borrowings, this deposit is subject to set off under certain circumstances if the parties to these guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder.

    Encore had encountered cash flow and liquidity difficulties in the past. However, Encore's liquidity and capital were positively impacted by the debt forgiveness and preferred stock investment discussed above. Encore also has returned to profitability, and it reported net income available to common stockholders for its year ended December 31, 2002. We currently believe it is unlikely that we will be required to make payments under the note guarantee and/or the bank guarantees.

Capital Expenditures

    During 2002 cash capital expenditures included in 'Properties' in our accompanying consolidated balance sheet amounted to $0.1 million and we purchased a fractional interest in the use of a helicopter for $1.2 million. We expect that cash capital expenditures will be approximately $3.6 million during 2003, principally to remodel company-owned restaurants, for which there were no outstanding commitments as of December 29, 2002.

Acquisitions and Investments

    On December 27, 2002 we completed the Sybra Acquisition for $9.7 million, including estimated fees and expenses of $1.5 million, as discussed in more detail in the 'Introduction' to this 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The purchase price, less cash of Sybra of $9.4 million, resulted in a net use of our cash of $0.3 million.

    As of December 29, 2002, we have $658.2 million of cash, cash equivalents and investments, including $34.7 million of investments classified as non-current and net of $9.2 million of securities sold with an obligation for us to purchase included in 'Accrued expenses' in our accompanying consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.5 million held in a reserve account discussed above under Securitization Notes. The non-current investments include $22.7 million of investments, at cost, in the Trusts designated to satisfy deferred compensation. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common shares (see 'Treasury Stock Purchases' below) and investments.

Income Taxes

    Our Federal income tax returns for years subsequent to 1993 have not been examined by the Internal Revenue Service, which we refer to as the IRS. However, should any income taxes or interest be assessed as the result of any Federal or state examinations for periods through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of the former beverage businesses.

Treasury Stock Purchases

    Our management is currently authorized, when and if market conditions warrant, to repurchase up to $50.0 million of our class A common stock through January 18, 2004. We cannot assure you that we will repurchase any shares under this program. We repurchased 299,600 shares for a total cost of $7.2 million during 2001 and 289,500 shares for a total cost of $7.0 million during 2002.

Discontinued Operations

    The agreement relating to the October 25, 2000 Snapple Beverage Sale provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it currently believes that it is entitled to receive from us a post-closing adjustment of $23.2 million plus interest at 7.19% from October 25, 2000 while we, on the other hand, have stated that we currently believe that no post-closing adjustment is required. We are in arbitration with Cadbury to determine the amount of the post-closing adjustment, if any. We currently expect the arbitration process to be completed in 2003.

Cash Requirements

    As of December 29, 2002, our consolidated cash requirements for continuing operations for 2003, exclusive of operating cash flow requirements, consist principally of (1) a maximum of $50.0 million of payments for repurchases of our class A common stock for treasury under our current stock repurchase program,
(2) scheduled debt principal repayments aggregating $34.4 million, (3) capital expenditures of approximately $3.6 million and (4) the cost of business acquisitions, if any. Our consolidated cash requirements relating to discontinued operations for 2003 consist principally of the Snapple Beverage Sale post-closing adjustment, if any, of up to $23.2 million plus related accrued interest. We anticipate meeting all of these requirements through the use of our aggregate $623.5 million of existing cash and cash equivalents and short-term investments, net of $9.2 million of short-term investments sold with an obligation for us to purchase.

LEGAL AND ENVIRONMENTAL MATTERS

    In 2001, a vacant property owned by Adams Packing Association, Inc., a non-operating subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. Adams Packing engaged an environmental consultant that, under the supervision of the Florida Department of Environmental Protection, which we refer to as the Florida DEP, conducted an investigation of the site that was intended to develop additional information on the extent and nature of the soil and groundwater contamination and the appropriate remediation for that contamination. Adams Packing's environmental consultant has submitted to the Florida DEP a summary of the results of this investigation and Adams Packing and the Florida DEP have negotiated a work plan for further investigation of the site and limited remediation of the identified contamination. The work plan is embodied in a consent order between Adams Packing and the Florida DEP. The consent order has been executed by Adams Packing and by the Florida DEP subsequent to December 29, 2002 and will become effective upon expiration without incident of a public comment period. Based on a preliminary cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant and, after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees.

    On March 23, 1999, a stockholder filed a complaint on behalf of persons who held Triarc class A common stock as of March 10, 1999 which, as amended in April 2000, alleged that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, was materially false and misleading. The amended complaint sought damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, an order permitting all stockholders who tendered their shares in the tender offer to rescind the transaction and unspecified other relief. The amended complaint names us and the Executives as defendants. On October 17, 2002, the court presiding over the matter granted our motion to dismiss this action and subsequently entered a judgment dismissing the case. On November 21, 2002, the plaintiff filed a notice of appeal. Subsequent to December 29, 2002, the plaintiff withdrew the appeal.

    In October 1998, various class action lawsuits were filed on behalf of our stockholders. Each of these actions names us, the Executives and members of our board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint making allegations substantially similar to those asserted in the March 23, 1999 action described in the preceding paragraph. In October 2000, the plaintiffs agreed to stay this action pending determination of the March 23, 1999 action discussed in the preceding paragraph.

    In addition to the environmental matter and stockholder lawsuits described above, we are involved in other litigation and claims incidental to our business. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.7 million as of December 29, 2002. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions concern, among other things, contingencies for legal, environmental, tax and other matters and the valuations of some of our investments. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

    We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

         The amount of the post-closing adjustment, if any, being arbitrated in connection with the Snapple Beverage Sale:

         Cadbury has stated that it currently believes it is entitled to receive from us a post-closing adjustment of $23.2 million, plus interest at 7.19% from October 25, 2000, while we, on the other hand, have stated we currently believe that no post-closing adjustment is required. To the extent that the actual post-closing adjustment differs from the estimate we have accrued, that difference will be reflected net of income tax effect in the gain or loss on disposal component of total income or loss from discontinued operations in the fiscal quarter the adjustment is finalized, which we currently expect will be in 2003. To the extent the actual interest differs from the estimate we have accrued, that difference will be reflected in interest expense in the same fiscal quarter the post-closing adjustment is finalized.

         Reserves for the resolution of income tax contingencies which are subject to future examinations of our Federal and state income tax returns by the IRS, or state taxing authorities, including remaining provisions included in 'Net current liabilities relating to discontinued operations' in our consolidated balance sheets:

         Our Federal income tax returns subsequent to 1993 have not been examined by the IRS. However, should any income taxes or interest be assessed as the result of any Federal or state examinations through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of the discontinued beverage businesses.

         Reserves which total $2.7 million at December 29, 2002 for the resolution of all of our legal and environmental matters as discussed immediately above under 'Legal and Environmental Matters':

         Should the actual cost of settling these matters differ from the reserves we have accrued, that difference will be reflected in our results of operations in the fiscal quarter in which the matter is resolved or when our estimate of the cost changes.

         Valuations of some of our investments:

         Our investments in short-term available-for-sale and trading marketable securities are valued based on quoted market prices or statements of account received from investment managers which are principally based on quoted market or brokered/dealer prices. Accordingly, we do not anticipate any significant changes from the valuations of these investments. Our investments in other short-term investments accounted for under the cost method, which we refer to as Cost Investments, and investments accounted for under the equity method, which we refer to as Equity Investments, and the majority of our non-current investments are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or brokered/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or brokered/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or the investees in valuing those securities. These valuations are subjective and thus subject to estimates which could change significantly from period to period. Those changes in estimates in Cost Investments would impact our earnings only to the extent of losses which are deemed to be other than temporary. The total carrying value of these investments was approximately $16.1 million as of December 29, 2002. Those changes in estimates related to the underlying income or losses of our Equity Investments in investment limited partnerships would directly impact our earnings for our share of the investments. However, the total carrying value of these investments is only $1.8 million as of December 29, 2002. We also have $4.1 million of non-marketable Cost Investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises for which we currently believe the carrying amount is recoverable.

         Provisions for unrealized losses on certain investments deemed to be other than temporary:

         We review all of our investments that have unrealized losses for any that we might deem other than temporary. The losses we have recognized were deemed to be other than temporary due to declines in the underlying economics of specific securities or volatility in capital and lending markets. This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss. This process is subjective and subject to estimation. We have aggregate unrealized holding losses on our available-for-sale marketable securities of $1.0 million as of December 29, 2002 which, if not recovered, may result in the recognition of future losses. Also, should any of our Cost Investments, which total approximately $50.8 million as of December 29, 2002, experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses. We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses of $3.7 million, $3.5 million and $14.5 million during 2000, 2001 and 2002, respectively. As such, recoveries in the value of the investments, if any, will not be recognized in income until the investments are sold.

    Our estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

INFLATION AND CHANGING PRICES

    We believe that inflation did not have a significant effect on our consolidated results of operations during 2000, 2001 and 2002 since inflation rates generally remained at relatively low levels.

SEASONALITY

    Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter.

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

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, 'Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.' Statement 145 most significantly rescinds Statement 4, 'Reporting Gains and Losses from Extinguishment of Debt,' which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related tax effect. Under Statement 145, any gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, 'Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' Those criteria specify that extraordinary items must be both unusual in their nature and infrequent in their occurrence. The provisions of Statement 145 with respect to the rescission of Statement 4 must be adopted no later than our fiscal year beginning December 30, 2002 and require that prior periods presented be reclassified accordingly. Upon adoption of Statement 145, we expect that any future charges relating to the early extinguishment of debt will not meet the criteria of extraordinary items under Opinion 30 and, therefore, will be reported as a component of costs and expenses on a pretax basis with any applicable income tax benefit included in our provision for or benefit from income taxes. This change in classification would not have any impact on our reported net income or loss.

    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' Statement 146 replaces the previous accounting guidance provided by Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),' of the Emerging Issues Task Force of the Financial Accounting Standards Board. Under Statement 146, costs associated with exit or disposal activities, other than those associated with a business acquisition, will be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan under Issue 94-3. Examples of costs covered by Statement 146 include contract termination costs, including leases, and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since we do not presently have any exit or disposal plans other than severance pay, relocation costs and other costs associated with relocating the Sybra corporate offices, Statement 146 will not have any immediate effect on our consolidated financial position or results of operations.

    In November 2002, The Financial Accounting Standards Board issued Interpretation No. 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,' an interpretation of Statements No. 5, 57 and 107 and rescission of Interpretation No. 34. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees. Interpretation No. 45 also expands on the accounting guidance of Statement No. 5 'Accounting for Contingencies' and provides that at the time a guarantee is issued a liability must be recognized for the fair value of the obligation undertaken in issuing the guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. Certain types of guarantees are not included in the scope of Interpretation No. 45. In the past, we have occasionally guaranteed debt or lease obligations in connection with the sale of businesses or to support our investment in an affiliate. The initial recognition provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and, accordingly, will not have any immediate effect on our consolidated financial position or results of operations. However, to the extent we enter into any similar guarantees commencing January 1, 2003, we would be required to recognize the fair value of the guarantees in our consolidated financial statements. The disclosure requirements of Interpretation No. 45 are effective for our year ended December 29, 2002 and our disclosure of our guarantees conforms with these requirements.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 'Consolidation of Variable Interest Entities,' an interpretation of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements.' Variable interest entities, which were formerly referred to as special purpose entities, are generally entities that either (1) have equity investors that do not provide significant financial resources for the entity to sustain its activities or (2) have equity investors without voting rights. Under Interpretation No. 46 variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. Interpretation No. 46 also requires certain disclosures if a significant, but not majority, variable interest is held. Interpretation No. 46 applies immediately for variable interests in entities created or obtained after January 31, 2003 and in the first fiscal period beginning after June 15, 2003 for variable interests in entities acquired before February 1, 2003. Since we do not presently have interests in any variable interest entities, the application of Interpretation No. 46 will not have any immediate effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. As of December 29, 2002, our long-term debt, including current portion, aggregated $387.1 million and consisted of $368.8 million of fixed-rate debt, including $5.6 million of capitalized leases, and $18.3 million of a variable-rate bank loan. The fair value of our fixed-rate debt will increase if interest rates decrease. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of December 29, 2002 we did not have any interest rate cap agreements outstanding. However, we do have an interest rate swap agreement in connection with our variable-rate bank term loan. The swap agreement effectively establishes a fixed interest rate on this variable-rate debt, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month London Interbank Offered Rate, which we refer to as LIBOR, is at or above the specified rate of 6.5% which was 3% higher than the one-month LIBOR at the time the swap agreement was entered into. This swap agreement, therefore, does not fully protect us from exposure to significant increases in interest rates due to the written call option. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than one year to nearly thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

    Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations and our board of directors has established certain investment policies to be followed with respect to the investment of funds.

Foreign Currency Risk

    Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities. To a more limited extent, we have foreign currency exposure when one of our investment funds buys or sells foreign currencies or financial instruments denominated in foreign currencies. However, some of the investment managers hedge the foreign currency exposure, thereby substantially mitigating the risk. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) investments in foreign subsidiaries and (2) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations. Our foreign subsidiary exposures relate to operations in Canada and our export revenue exposures primarily relate to royalties in Canada. Foreign operations and foreign export revenues of continuing operations for the years ended December 30, 2001 and December 29, 2002 together represented only 3% and 2%, respectively, of our total royalties and franchise and related fees, and an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 30, 2001 and December 29, 2002 would not have a material effect on our consolidated financial position or results of operations.

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

    We maintain investment portfolio holdings of various issuers, types and maturities. As of December 30, 2001 and December 29, 2002, such investments consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2001       2002
                                                                ----       ----
Cash equivalents included in 'Cash' on our consolidated
  balance sheets............................................  $489,978   $449,005
Short-term investments......................................   153,401    175,161
                                                              --------   --------
    Total cash equivalents and short-term investments.......   643,379    624,166
Restricted cash equivalents.................................    32,506     32,476
Non-current investments.....................................    42,074     34,717
                                                              --------   --------
                                                              $717,959   $691,359
                                                              --------   --------
                                                              --------   --------

    Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of money market mutual funds, interest-bearing brokerage and bank accounts with a stable value, commercial paper of high credit-quality entities and United States government agency debt securities. Our short-term investments included $30.0 million and $75.4 million as of December 30, 2001 and December 29, 2002, respectively, of United States government and government agency debt securities with maturities ranging from ten months to two years when acquired. The $30.0 million and $75.4 million together with our cash equivalents were highly liquid investments that combined constituted over 80% of our total cash equivalents and short-term investments in each year shown above.

    At December 30, 2001 our investments were classified in the following general types or categories (in thousands):

                                                                       CARRYING VALUE
                                                    AT FAIR VALUE   ---------------------
                 TYPE                    AT COST      OR EQUITY      AMOUNT    PERCENTAGE
                 ----                    -------      ---------      ------    ----------
Cash equivalents.......................  $489,978     $489,978      $489,978       68%
Restricted cash equivalents............    32,506       32,506        32,506        5%
Securities accounted for as:
    Trading securities.................    27,072       25,014        25,014        4%
    Available-for-sale securities......   100,839      102,355       102,355       14%
Non-current investments held in
  deferred compensation trusts
  accounted for at cost................    22,671       24,356        22,671        3%
Other current and non-current
  investments in investment limited
  partnerships and similar investment
  entities accounted for at:
    Cost...............................    24,289       35,920        24,289        3%
    Equity.............................     8,250        8,797         8,797        1%
Other non-current investments accounted
  for at:
    Cost...............................    12,070       12,070        12,070        2%
    Equity.............................     3,227          279           279        --
                                         --------     --------      --------      ----
Total cash equivalents and long
  investment positions.................  $720,902     $731,275      $717,959      100%
                                         --------     --------      --------      ----
                                         --------     --------      --------      ----
Securities sold with an obligation for
  us to purchase accounted for as
  trading securities...................  $(19,189)    $(17,384)     $(17,384)      N/A
                                         --------     --------      --------
                                         --------     --------      --------

    At December 29, 2002 our investments were classified in the following general types or categories (in thousands):

                                                                         CARRYING VALUE
                                                      AT FAIR VALUE   ---------------------
                   TYPE                    AT COST      OR EQUITY      AMOUNT    PERCENTAGE
                   ----                    -------      ---------      ------    ----------
  Cash equivalents......................   $449,005     $449,005      $449,005       65%
  Restricted cash equivalents...........     32,476       32,476        32,476        5%
  Securities accounted for as:
      Trading securities................     15,351       12,412        12,412        2%
      Available-for-sale securities.....    143,920      144,142       144,142       21%
  Non-current investments held in
    deferred compensation trusts
    accounted for at cost...............     22,671       25,706        22,671        3%
  Other current and non-current
    investments in investment limited
    partnerships and similar investment
    entities accounted for at:
      Cost..............................     23,188       36,818        23,188        3%
      Equity............................      1,687        1,809         1,809        --
  Other non-current investments
    accounted for at:
      Cost..............................      4,975        6,022         4,975        1%
      Equity............................      2,895          681           681        --
                                           --------     --------      --------      ----
  Total cash equivalents and long
    investment positions................   $696,168     $709,071      $691,359      100%
                                           --------     --------      --------      ----
                                           --------     --------      --------      ----
  Securities sold with an obligation for
    us to purchase accounted for as
    trading securities..................   $ (9,953)    $ (9,168)     $ (9,168)      N/A
                                           --------     --------      --------
                                           --------     --------      --------

    Our marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income or loss bypassing net income or included as a component of net income, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited partnerships and similar investment entities and other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of each of the investees. We review all of our investments in which we have unrealized losses for any unrealized losses deemed to be other than temporary. We recognize an investment loss currently for any resulting other than temporary loss with a permanent reduction in the cost basis component of the investment. The cost of investments reflected in the tables above represents original cost less unrealized losses that were deemed to be other than temporary.

SENSITIVITY ANALYSIS

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at December 30, 2001 and December 29, 2002 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

    The following tables reflect the estimated effects on the market value of our financial instruments as of December 30, 2001 and December 29, 2002 based upon assumed immediate adverse effects as noted below (in thousands):

TRADING PURPOSES:

                                                             YEAR-END
                                           ---------------------------------------------
                                                   2001                    2002
                                           ---------------------   ---------------------
                                           CARRYING     EQUITY     CARRYING     EQUITY
                                            VALUE     PRICE RISK    VALUE     PRICE RISK
                                            -----     ----------    -----     ----------
Equity securities........................  $ 22,349    $(2,235)    $ 11,811    $(1,181)
Debt securities..........................     2,665       (267)         601        (60)
Securities sold with an obligation to
  purchase...............................   (17,384)     1,738       (9,168)       917

    The debt securities included in the trading portfolio were entirely investments in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate and, as such, there was no material interest rate risk since a change in interest rates of one percentage point would not have had a material impact on our consolidated financial position or results of operations. The securities included in the trading portfolio denominated in foreign currency totaled less than $1.0 million and, accordingly, there was no significant foreign currency risk.

    The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at December 30, 2001 and December 29, 2002, with all other variables held constant. For purposes of this analysis, our debt securities, which were entirely convertible bonds, were assumed to primarily trade based upon the conversion feature of the securities and be perfectly correlated with the assumed equity index.

OTHER THAN TRADING PURPOSES:

                                                          YEAR-END 2001
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $489,978   $     (4)    $    --         $  --
Restricted cash equivalents...........    32,506         --          --            --
Available-for-sale United States
  government and government agency
  debt securities.....................    30,009       (600)         --            --
Available-for-sale corporate debt
  securities..........................    10,157        (51)         --            --
Available-for-sale asset-backed
  securities..........................    24,183     (2,116)         --            --
Available-for-sale equity securities..    30,131         --      (3,013)           --
Available-for-sale debt mutual fund...     7,875       (158)         --            --
Other investments.....................    68,106     (2,048)     (2,930)          (84)
Long-term debt........................   313,723    (13,942)         --            --
Interest rate swap agreement in a
  payable position....................       651       (369)         --            --
Written call option on common stock...        30         --        (123)           --

                                                          YEAR-END 2002
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $449,005   $    (35)    $    --         $  --
Restricted cash equivalents...........    32,476         --          --            --
Available-for-sale United States
  government and government agency
  debt securities.....................    75,372       (440)         --            --
Available-for-sale corporate debt
  securities..........................     9,988        (33)         --            --
Available-for-sale asset-backed
  securities..........................    24,332     (1,703)         --            --
Available-for-sale equity securities..    26,104         --      (2,610)           --
Available-for-sale debt mutual fund...     8,346       (125)         --            --
Other investments.....................    53,324     (1,867)     (2,799)          (78)
Long-term debt, excluding capitalized
  lease obligations...................   381,474    (16,909)         --            --
Interest rate swap agreement in a
  payable position....................     1,229       (424)         --            --

    The sensitivity analysis of financial instruments held at December 30, 2001 and December 29, 2002 for purposes other than trading assumes an instantaneous change in market interest rates of one percentage point and an instantaneous 10% decrease in the equity markets in which we are invested, both with all other variables held constant. For purposes of this analysis, our debt investments were assumed to have average maturities as set forth below. Our cash equivalents consisted of $487.0 million and $420.7 million as of December 30, 2001 and December 29, 2002, respectively, of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk, and $3.0 million and $28.3 million as of December 30, 2001 and December 29, 2002, respectively, of commercial paper with maturities of three months or less when acquired which were assumed to have an average maturity of 45 days. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value. Our United States government agency debt securities at December 30, 2001 consisted of a single security with a maturity of two years when acquired and was assumed to have a maturity of two years. Our United States government and government agency debt securities at December 29, 2002 consisted of several securities with maturities ranging from ten months to two years when acquired and had an average remaining maturity of seven months. Our corporate debt securities consisted almost entirely of short-term commercial paper and had an average maturity of 180 days and 120 days at December 30, 2001 and December 29, 2002, respectively. Our asset-backed securities had expected maturities ranging from less than two years to thirty years when acquired and had an average remaining maturity of eight and three-quarters years and seven years at December 30, 2001 and December 29, 2002, respectively. Our debt mutual fund had underlying investments with an average duration of approximately two years and one and one-half years at December 30, 2001 and December 29, 2002, respectively, and accordingly, was assumed to have an average maturity of two years and one and one-half years at December 30, 2001 and December 29, 2002, respectively. Our other investments, principally investment limited partnerships and similar investment entities, included debt securities for which we assumed an average maturity of ten years. The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvest in similar securities, the effect of the interest rate risk of one percentage point above their levels at December 30, 2001 and December 29, 2002 would continue beyond the maturities assumed.

    The interest rate risk presented with respect to our long-term debt, excluding capitalized lease obligations relates only to our fixed-rate debt and represents the potential impact the indicated change has on the fair value of this debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value since the floating rate resets monthly. However, as discussed above under 'Interest Rate Risk,' we have an interest rate swap agreement but with an embedded written call option on our variable-rate debt. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

    For investments in investment limited partnerships and similar investment entities accounted for at cost and other non-current investments which trade in public markets included in 'Other investments' in the tables above, the decrease in the equity markets and the change in foreign currency were assumed for this analysis to be other than temporary. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk and no interest rate risk. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets. This analysis also assumes an instantaneous 10% change in the foreign currency exchange rates versus the United States dollar from their respective levels at December 30, 2001 and December 29, 2002, with all other variables held constant. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

    We also had a written call option on our class A common stock which effectively arose upon the assumption of our zero coupon convertible debentures by the purchaser of our former beverage businesses, which remained convertible into our class A common stock until February 8, 2003, when it ceased to exist without any of our class A common stock being called under the option. The equity risk presented with respect to this written call option as of December 30, 2001 represented the potential impact of an instantaneous 10% increase in the price of our class A common stock on the fair value of the written call option and on our financial position and results of operations. The fair value of this written call option was less than $1,000 as of December 29, 2002 and, as a result, the associated equity risk was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   44
Consolidated Balance Sheets as of December 30, 2001 and
  December 29, 2002.........................................   45
Consolidated Income Statements for the years ended
  December 31, 2000, December 30, 2001 and
  December 29, 2002.........................................   46
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000,
  December 30, 2001 and December 29, 2002...................   47
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, December 30, 2001 and
  December 29, 2002.........................................   50
Notes to Consolidated Financial Statements..................   53

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York

    We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the 'Company') as of December 29, 2002 and December 30, 2001, and the related consolidated income statements, statements of stockholders' equity (deficit) and statements of cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Notes 1 and 9 to the consolidated financial statements, effective December 31, 2001 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards
No. 142.

DELOITTE & TOUCHE LLP

New York, New York
March 27, 2003

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2001           2002
                                                                  ----           ----
ASSETS
Current assets:
    Cash (including cash equivalents of $489,978 and
      $449,005) (Note 6)....................................    $ 506,461      $457,472
    Short-term investments (Note 5).........................      153,401       175,161
    Receivables (Notes 6 and 23)............................       14,969        12,967
    Inventories (Note 6)....................................        --            2,274
    Deferred income tax benefit (Note 13)...................       11,495        15,934
    Prepaid expenses and other current assets...............        3,435         7,082
                                                                ---------      --------
        Total current assets................................      689,761       670,890
Restricted cash equivalents (Note 7)........................       32,506        32,476
Investments (Note 8)........................................       42,074        34,717
Properties (Note 6).........................................       60,989       115,224
Goodwill (Note 9)...........................................       17,922        90,689
Other intangible assets (Note 9)............................        5,472         8,291
Deferred costs and other assets (Notes 6 and 23)............       19,685        16,604
                                                                ---------      --------
                                                                $ 868,409      $968,891
                                                                ---------      --------
                                                                ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 10).............    $  24,768      $ 34,422
    Accounts payable........................................        2,941        18,998
    Accrued expenses (Note 6)...............................       73,453        73,949
    Net current liabilities relating to discontinued
      operations (Note 18)..................................       31,962        33,083
                                                                ---------      --------
        Total current liabilities...........................      133,124       160,452
Long-term debt (Note 10)....................................      288,955       352,700
Deferred compensation payable to related parties (Note 15)..       24,356        25,706
Deferred income taxes (Note 13).............................       69,606        60,967
Other liabilities, deferred income and minority interests in
  a consolidated subsidiary (Notes 6, 11, 20, 21 and 22)....       19,971        36,324
Commitments and contingencies (Notes 2, 3, 10, 13, 20, 21,
  22, 23 and 24)
Stockholders' equity (Note 14):
    Class A common stock, $.10 par value; shares authorized:
      100,000,000; shares issued: 29,550,663................        2,955         2,955
    Class B common stock, $.10 par value; shares authorized:
      100,000,000; shares issued and outstanding: none......        --           --
    Additional paid-in capital..............................      129,608       131,708
    Retained earnings.......................................      359,652       360,995
    Common stock held in treasury...........................     (160,639)     (162,084)
    Accumulated other comprehensive income (deficit)........          821          (832)
                                                                ---------      --------
        Total stockholders' equity..........................      332,397       332,742
                                                                ---------      --------
                                                                $ 868,409      $968,891
                                                                ---------      --------
                                                                ---------      --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        YEAR ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 30,   DECEMBER 29,
                                                            2000           2001           2002
                                                            ----           ----           ----
Revenues, investment income and other income:
    Royalties and franchise and related fees..........    $ 87,450       $ 92,823       $ 97,782
    Investment income, net (Notes 16 and 23)..........      30,715         33,632            851
    Gain (loss) on sale of businesses (Note 24).......      --                500         (1,218)
    Other income, net (Notes 17 and 23)...............       1,241         10,191          1,358
                                                          --------       --------       --------
        Total revenues, investment income and other
          income......................................     119,406        137,146         98,773
                                                          --------       --------       --------
Costs and expenses:
    General and administrative (Notes 14, 20 and 23)..      80,518         77,355         75,893
    Depreciation and amortization, excluding
      amortization of deferred financing costs........       5,313          6,506          6,550
    Capital market transaction related compensation
      (Note 15).......................................      26,010         --             --
    Interest expense (Notes 10 and 11)................       4,804         30,447         26,210
    Insurance expense related to long-term debt
      (Note 10).......................................         550          4,805          4,516
    Costs of proposed business acquisitions not
      consummated.....................................      --                623          2,238
                                                          --------       --------       --------
        Total costs and expenses......................     117,195        119,736        115,407
                                                          --------       --------       --------
            Income (loss) from continuing operations
              before income taxes and minority
              interests...............................       2,211         17,410        (16,634)
Benefit from (provision for) income taxes (Note 13)...     (12,368)        (8,696)         3,329
Minority interests in loss of a consolidated
  subsidiary..........................................      --                252          3,548
                                                          --------       --------       --------
            Income (loss) from continuing operations..     (10,157)         8,966         (9,757)
                                                          --------       --------       --------
Income (loss) from discontinued operations, net of
  income taxes (Note 18):
    Loss from operations..............................      (8,868)        --             --
    Gain on disposal..................................     480,946         43,450         11,100
                                                          --------       --------       --------
        Total income from discontinued operations.....     472,078         43,450         11,100
                                                          --------       --------       --------
            Income before extraordinary charges.......     461,921         52,416          1,343
Extraordinary charges (Note 19).......................     (20,680)        --             --
                                                          --------       --------       --------
            Net income................................    $441,241       $ 52,416       $  1,343
                                                          --------       --------       --------
                                                          --------       --------       --------
Basic income (loss) per share (Note 4):
            Continuing operations.....................    $   (.44)      $    .42       $   (.48)
            Discontinued operations...................       20.32           2.02            .54
            Extraordinary charges.....................        (.89)        --             --
                                                          --------       --------       --------
            Net income................................    $  18.99       $   2.44       $    .06
                                                          --------       --------       --------
                                                          --------       --------       --------
Diluted income (loss) per share (Note 4):
            Continuing operations.....................    $   (.44)      $    .40       $   (.48)
            Discontinued operations...................       20.32           1.91            .54
            Extraordinary charges.....................        (.89)        --             --
                                                          --------       --------       --------
            Net income................................    $  18.99       $   2.31       $    .06
                                                          --------       --------       --------
                                                          --------       --------       --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

                                                RETAINED      COMMON      COMMON
                                 ADDITIONAL     EARNINGS       STOCK      STOCK
                        COMMON    PAID-IN     (ACCUMULATED    HELD IN     TO BE       UNEARNED
                        STOCK     CAPITAL       DEFICIT)     TREASURY    ACQUIRED   COMPENSATION
                        -----     -------       --------     --------    --------   ------------
Balance at January 2,
 2000.................  $3,555    $204,231     $ (90,680)    $(202,625)  $(86,186)      $(61)
   Comprehensive
     income (loss):
     Net income.......   --         --           441,241        --         --            --
     Unrealized losses
      on available-for-
      sale investments
      (Note 5)........   --         --            --            --         --            --
     Net change in
      currency
      translation
      adjustment......   --         --            --            --         --            --
     Unrecognized
      pension loss
      (Note 20).......   --         --            --            --         --            --
     Comprehensive
      income..........   --         --            --            --         --            --
   Repurchases of
     common stock for
     treasury from
     certain officers
     and a director
     with related
     recognition of
     compensation
     (Note 14)........   --         10,422        --           (25,942)    --            --
   Common stock
     acquired under
     forward purchase
     obligation
     (Note 14)........   --         --            --           (42,373)   42,343         --
   Issuance of common
     stock from
     treasury upon
     exercises of
     stock options
     (Note 14)........   --         (5,338)       --            28,009     --            --
   Tax benefit from
     exercises of
     stock options....   --          1,263        --            --         --            --
   Equity in the
     issuance of
     Snapple Beverage
     Group, Inc. below
     market stock
     options (Note 14)   --          1,157        --            --         --            --
   Modification of
     stock option
     terms (Note 14)..   --            491        --            --         --            --
   Amortization of
     below market
     stock options
     (Note 14)........   --         --            --            --         --             61
   Other..............   --           (259)       --               159     --            --
                        ------    --------     ---------     ---------   --------       ----
Balance at
 December 31, 2000....  $3,555    $211,967     $ 350,561     $(242,772)  $(43,843)      $--
                        ------    --------     ---------     ---------   --------       ----

                                 ACCUMULATED OTHER
                           COMPREHENSIVE INCOME (DEFICIT)
                           ------------------------------
                        UNREALIZED
                          GAIN ON                   UNRECOG-
                        AVAILABLE-     CURRENCY      NIZED
                         FOR-SALE     TRANSLATION   PENSION
                        INVESTMENTS   ADJUSTMENT      LOSS       TOTAL
                        -----------   ----------      ----       -----
Balance at January 2,
 2000.................    $ 5,398        $(358)      $--       $(166,726)
   Comprehensive
     income (loss):
     Net income.......     --            --           --         441,241
     Unrealized losses
      on available-for-
      sale investments
      (Note 5)........     (2,322)       --           --          (2,322)
     Net change in
      currency
      translation
      adjustment......     --              322        --             322
     Unrecognized
      pension loss
      (Note 20).......     --            --           (198)         (198)
                                                               ---------
     Comprehensive
      income..........     --            --           --         439,043
                                                               ---------
   Repurchases of
     common stock for
     treasury from
     certain officers
     and a director
     with related
     recognition of
     compensation
     (Note 14)........     --            --           --         (15,520)
   Common stock
     acquired under
     forward purchase
     obligation
     (Note 14)........     --            --           --             (30)
   Issuance of common
     stock from
     treasury upon
     exercises of
     stock options
     (Note 14)........     --            --           --          22,671
   Tax benefit from
     exercises of
     stock options....     --            --           --           1,263
   Equity in the
     issuance of
     Snapple Beverage
     Group, Inc. below
     market stock
     options (Note 14)     --            --           --           1,157
   Modification of
     stock option
     terms (Note 14)..     --            --           --             491
   Amortization of
     below market
     stock options
     (Note 14)........     --            --           --              61
   Other..............     --            --           --            (100)
                          -------        -----       -----     ---------
Balance at
 December 31, 2000....    $ 3,076        $ (36)      $(198)    $ 282,310
                          -------        -----       -----     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED (IN THOUSANDS)

                                                                                                    ACCUMULATED OTHER
                                                                                              COMPREHENSIVE INCOME (DEFICIT)
                                                                                              ------------------------------
                                                                                             UNREALIZED
                                                         RETAINED      COMMON      COMMON     GAIN ON                 UNRECOG-
                                          ADDITIONAL     EARNINGS       STOCK      STOCK     AVAILABLE-   CURRENCY     NIZED
                                 COMMON    PAID-IN     (ACCUMULATED    HELD IN     TO BE      FOR-SALE    TRANSLATION PENSION
                                 STOCK     CAPITAL       DEFICIT)     TREASURY    ACQUIRED   INVESTMENTS  ADJUSTMENT    LOSS
                                 -----     -------       --------     --------    --------   -----------  ----------    ----
Balance at December 31, 2000...  $3,555    $211,967      $350,561     $(242,772)  $(43,843)    $ 3,076       $(36)      $(198)
   Comprehensive income (loss):
     Net income................   --         --            52,416        --         --          --             --         --
     Unrealized losses on
       available-for-sale
       investments (Note 5)....   --         --            --            --         --          (2,090)        --         --
     Net change in currency
       translation adjustment..   --         --            --            --         --          --             15         --
     Recovery of unrecognized
       pension loss (Note 20)..   --         --            --            --         --          --             --          54
     Comprehensive income......   --         --            --            --         --          --             --         --
   Repurchases of common stock
     for treasury (Note 14)....   --         --            --            (7,190)    --          --             --         --
   Common stock acquired under
     forward purchase
     obligation (Note 14)......   --         --            --           (43,843)   43,843       --             --         --
   Issuance of common stock
     from treasury upon
     exercises of stock options
     (Note 14).................   --           (233)       --             5,910     --          --             --         --
   Tax benefit from exercises
     of stock options..........   --            581        --            --         --          --             --         --
   Cancellation of former
     class B common stock
     (Note 14).................   (600)     (83,211)      (43,325)      127,136     --          --             --         --
   Modification of stock option
     terms (Note 14)...........   --            462        --            --         --          --             --         --
   Other.......................   --             42        --               120     --          --             --         --
                                 ------    --------      --------     ---------   --------     -------        ----      -----
Balance at December 30, 2001...  $2,955    $129,608      $359,652     $(160,639)  $ --         $   986       $(21)      $(144)
                                 ------    --------      --------     ---------   --------     -------        ----      -----


                                  TOTAL
                                  -----
Balance at December 31, 2000...  $282,310
   Comprehensive income (loss):
     Net income................    52,416
     Unrealized losses on
       available-for-sale
       investments (Note 5)....    (2,090)
     Net change in currency
       translation adjustment..        15
     Recovery of unrecognized
       pension loss (Note 20)..        54
                                 --------
     Comprehensive income......    50,395
                                 --------
   Repurchases of common stock
     for treasury (Note 14)....    (7,190)
   Common stock acquired under
     forward purchase
     obligation (Note 14)......     --
   Issuance of common stock
     from treasury upon
     exercises of stock options
     (Note 14).................     5,677
   Tax benefit from exercises
     of stock options..........       581
   Cancellation of former
     class B common stock
     (Note 14).................     --
   Modification of stock option
     terms (Note 14)...........       462
   Other.......................       162
                                 --------
Balance at December 30, 2001...  $332,397
                                 --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED (IN THOUSANDS)

                                                                                          ACCUMULATED OTHER
                                                                                    COMPREHENSIVE INCOME (DEFICIT)
                                                                                    ------------------------------
                                                                                  UNREALIZED
                                                         RETAINED      COMMON       GAIN ON                  UNRECOG-
                                          ADDITIONAL     EARNINGS       STOCK     AVAILABLE-    CURRENCY      NIZED
                                 COMMON    PAID-IN     (ACCUMULATED    HELD IN     FOR-SALE    TRANSLATION   PENSION
                                 STOCK     CAPITAL       DEFICIT)     TREASURY    INVESTMENTS  ADJUSTMENT     LOSS     TOTAL
                                 -----     -------       --------     --------    -----------  ----------     ----     -----
Balance at December 30, 2001...  $2,955    $129,608      $359,652     $(160,639)     $ 986         $(21)     $(144)  $332,397
   Comprehensive loss:
     Net income................   --         --             1,343        --          --           --            --      1,343
     Unrealized losses on
       available-for-sale
       investments (Note 5)....   --         --            --            --           (826)       --            --       (826)
     Net change in currency
       translation adjustment..   --         --            --            --          --             (43)        --        (43)
     Unrecognized pension loss
       (Note 20)...............   --         --            --            --          --           --          (784)      (784)
                                                                                                                      -------
     Comprehensive loss........   --         --            --            --          --           --            --       (310)
                                                                                                                      -------
   Repurchases of common stock
     for treasury (Note 14)....   --         --            --            (6,987)     --           --            --     (6,987)
   Issuance of common stock
     from treasury upon
     exercises of stock options
     (Note 14).................   --            680        --             5,447      --           --            --      6,127
   Tax benefit from exercises
     of stock options..........   --            723        --            --          --           --            --        723
   Equity in forgiveness of
     debt of an equity investee
     (Note 8)..................   --            393        --            --          --           --            --        393
   Modification of stock option
     terms (Note 14)...........   --            275        --            --          --           --            --        275
   Other.......................   --             29        --                95      --           --            --        124
                                 ------    --------      --------     ---------      -----         ----      -----   --------
Balance at December 29, 2002...  $2,955    $131,708      $360,995     $(162,084)     $ 160         $(64)     $(928)  $332,742
                                 ------    --------      --------     ---------      -----         ----      -----   --------
                                 ------    --------      --------     ---------      -----         ----      -----   --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001           2002
                                                                  ----           ----           ----
Cash flows from continuing operating activities:
   Net income...............................................   $ 441,241      $  52,416      $   1,343
   Adjustments to reconcile net income to net cash provided
     by (used in) continuing operating activities:
       Operating investment adjustments, net (see below)....      (4,715)       (17,365)        17,635
       Depreciation and amortization of properties..........       3,394          4,478          5,653
       Amortization of goodwill.............................         842            842         --
       Amortization of other intangible assets and certain
         other items........................................       1,077          1,186            897
       Amortization of deferred financing costs and original
         issue discount.....................................         121          2,066          1,892
       (Recognition) collection of litigation settlement
         receivable.........................................      --             (3,333)         1,667
       Deferred compensation provision......................      --              1,856          1,350
       (Gain) loss on sale of businesses....................      --               (500)         1,218
       Equity in losses (earnings) of investees, net........       2,307            221           (260)
       Minority interests in loss of a consolidated
         subsidiary.........................................      --               (252)        (3,548)
       Deferred income tax provision (benefit)..............       9,745         (1,054)        (1,398)
       Income from discontinued operations..................    (472,078)       (43,450)       (11,100)
       Write-off of unamortized deferred financing costs....      27,491         --             --
       Capital market transaction related compensation......      26,010         --             --
       Compensation expense upon repurchases of common stock
         issued upon exercise of stock options..............      10,422         --             --
       Other, net...........................................         (23)            98            436
       Changes in operating assets and liabilities:
           (Increase) decrease in receivables...............      (2,667)         1,094          1,622
           Decrease in inventories..........................      --             --                 69
           (Increase) decrease in prepaid expenses and other
             current assets.................................         (31)        (2,758)           581
           Increase (decrease) in accounts payable and
             accrued expenses...............................       6,656         (2,042)        (6,056)
                                                               ---------      ---------      ---------
               Net cash provided by (used in) continuing
                 operating activities.......................      49,792         (6,497)        12,001
                                                               ---------      ---------      ---------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...................    (167,843)       148,113        (40,870)
   Sale (purchase) of fractional interests in aircraft......      --              3,000         (1,200)
   Cost of business acquisition less cash acquired of $9,425      --             --               (325)
   Capital expenditures.....................................     (11,955)       (25,386)          (107)
   Other....................................................       1,250           (199)           439
                                                               ---------      ---------      ---------
               Net cash provided by (used in) continuing
                 investing activities.......................    (178,548)       125,528        (42,063)
                                                               ---------      ---------      ---------
Cash flows from continuing financing activities:
   Issuance of long-term debt...............................     289,963         22,590         --
   Repayments of long-term debt.............................      (5,574)       (17,605)       (24,321)
   Repayments of debt and accrued interest related to
     acquisition of a business..............................      --             --             (6,343)
   Repurchases of common stock for treasury.................     (68,315)       (51,033)        (6,987)
   Exercises of stock options...............................      22,671          5,677          6,127
   Deferred financing costs.................................     (12,445)          (605)        --
   Transfers to (from) restricted cash equivalents..........     (30,745)         1,288            376
                                                               ---------      ---------      ---------
               Net cash provided by (used in) continuing
                 financing activities.......................     195,555        (39,688)       (31,148)
                                                               ---------      ---------      ---------
Net cash provided by (used in) continuing operations........      66,799         79,343        (61,210)
Net cash provided by (used in) discontinued operations......     401,493       (169,017)        12,221
                                                               ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents........     468,292        (89,674)       (48,989)
Cash and cash equivalents at beginning of year..............     127,843        596,135        506,461
                                                               ---------      ---------      ---------
Cash and cash equivalents at end of year....................   $ 596,135      $ 506,461      $ 457,472
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001           2002
                                                                  ----           ----           ----
Detail of cash flows related to investments:
   Operating investment adjustments, net:
       Proceeds from sales of trading securities............   $  61,271      $  88,461      $  51,235
       Cost of trading securities purchased.................     (52,533)       (96,253)       (46,005)
       Net recognized (gains) losses from trading securities
         and short positions in securities..................        (574)        (1,595)           603
       Other net recognized (gains) losses, including other
         than temporary losses, and equity in investment
         limited partnerships...............................     (12,858)           (73)        11,159
       Net amortization of premium (accretion of discount)
         on debt securities.................................         (21)        (7,905)           643
                                                               ---------      ---------      ---------
                                                               $  (4,715)     $ (17,365)     $  17,635
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------
   Investing investment activities, net:
       Proceeds from sales and maturities of
         available-for-sale securities and other investments   $ 150,307      $ 299,906      $  78,831
       Cost of available-for-sale securities and other
         investments purchased..............................    (314,368)      (157,026)      (118,260)
       Proceeds of securities sold short....................      42,922         30,449         36,418
       Payments to cover short positions in securities......     (46,704)       (25,216)       (37,859)
                                                               ---------      ---------      ---------
                                                               $(167,843)     $ 148,113      $ (40,870)
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------
Supplemental disclosures of cash flow information:
   Cash paid during the year in continuing operations for:
       Interest.............................................   $   3,911      $  26,495      $  22,785
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------
       Income taxes, net of refunds.........................   $   1,360      $   1,816      $   1,739
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------

    Due to their noncash nature, the following transactions are not reflected in the respective consolidated statements of cash flows (amounts in whole shares and dollars):

    On January 19, 2000, in addition to a cash payment of $9,210,000 included in 'Capital expenditures,' the Company assumed an $18,000,000 secured promissory note in connection with the acquisition of 280 Holdings, LLC, which owns an airplane previously leased by the Company. Such $18,000,000 was reported as an addition to 'Properties' with an offsetting increase in long-term debt, including current portion. See Note 23 for further disclosure of this transaction.

    In connection with the October 25, 2000 sale of the Company's beverage businesses and the related assumption by the purchaser of the Company's convertible debt, the Company effectively established a written call option on the Company's common stock relating to the conversion feature of such debt. The fair value of the written call option of $1,476,000 as of October 25, 2000 was recorded as a reduction of the gain on the sale of the beverage businesses included in discontinued operations with an equal offsetting credit to 'Other liabilities, deferred income and minority interests in a consolidated subsidiary.' The reduction in the fair value of the written call option during the period October 26, 2000 to December 31, 2000 and for the years ended December 30, 2001 and December 29, 2002 was reported as a component of 'Other income, net.' See Note 14 for further disclosure of this transaction.

    In October 2001, the Company eliminated and effectively canceled the previously authorized 25,000,000 shares of its former class B common stock, all outstanding shares of which had been repurchased by the Company. As a result of the effective cancellation of the 5,997,622 shares of the former class B common stock repurchased, the Company recorded an entry within stockholders' equity which reduced 'Common stock' by $600,000, 'Additional paid-in capital' by $83,211,000, 'Retained earnings' by $43,325,000 and 'Common stock held in treasury' by $127,136,000. See Note 14 for further disclosure of this transaction.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

    On December 27, 2002, the Company purchased all of the voting equity interests of Sybra, Inc. for $9,750,000, including estimated fees and expenses of $1,470,000. The purchase price, less cash of Sybra, Inc. of $9,425,000, resulted in a net use of the Company's cash of $325,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

      Fair value of assets acquired, excluding cash acquired......  $153,342
      Net cash paid for the voting equity interests...............      (325)
                                                                    --------
              Liabilities assumed.................................  $153,017
                                                                    --------
                                                                    --------

See Note 3 for further disclosure of this transaction.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. ('Triarc' and, collectively with its subsidiaries, the 'Company') and its subsidiaries. The principal operating subsidiaries of the Company, each indirectly wholly-owned as of December 29, 2002, are (1) Arby's, Inc. ('Arby's'), which, in turn, indirectly owns 100% of Arby's Franchise Trust ('Arby's Trust'), and (2) Sybra, Inc. ('Sybra') which was acquired on December 27, 2002. The Company's other wholly-owned subsidiaries at December 29, 2002 that are referred to herein also include Triarc Acquisition, LLC ('Triarc Acquisition'), which owns 100% of Triarc Restaurant Holdings, LLC ('TRH'), the direct parent of Arby's and Sybra; National Propane Corporation ('National Propane'); SEPSCO, LLC ('SEPSCO'); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. ('Adams'); and Triarc Consumer Products Group, LLC ('TCPG'). TCPG owns 100% of RCAC, LLC, into which RC/Arby's Corporation ('RC/Arby's') was merged and also owned (1) 100% (99.9% prior to October 25, 2000) of Snapple Beverage Group, Inc. ('Snapple Beverage Group') which owned 100% of Snapple Beverage Corp. ('Snapple'), Mistic Brands, Inc. ('Mistic') and Stewart's Beverages, Inc. ('Stewart's') and (2) 100% of Royal Crown Company, Inc. ('Royal Crown'), prior to the October 25, 2000 sale of such companies. These beverage businesses have been accounted for as discontinued operations in 2000 through the date of sale. All significant intercompany balances and transactions have been eliminated in consolidation. See Notes 3 and 18 for further disclosure of the acquisition and disposition referred to above.

FISCAL YEAR

    The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 and each of its 2000, 2001 and 2002 fiscal years contained 52 weeks. Such periods are referred to herein as (1) 'the year ended December 31, 2000' or '2000,' which commenced on January 3, 2000 and ended on December 31, 2000, (2) 'the year ended December 30, 2001' or '2001,' which commenced on January 1, 2001 and ended on December 30, 2001 and (3) 'the year ended December 29, 2002' or '2002,' which commenced on December 31, 2001 and ended on December 29, 2002. December 30, 2001 and December 29, 2002 are referred to herein as 'Year-End 2001' and 'Year-End 2002,' respectively.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in money market mutual funds, interest-bearing brokerage and bank accounts with a stable value, commercial paper of high credit-quality entities and United States government agency debt securities.

INVESTMENTS

Short-Term Investments

    Short-term investments include marketable debt and equity securities with readily determinable fair values and other short-term investments, including investments in limited partnerships and similar investment entities, which are not readily marketable. The Company's marketable securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income (loss) or included as a component of net income (loss), respectively. The cost or the amount reclassified out of accumulated other comprehensive income (deficit) into earnings or loss of securities sold for all marketable securities is determined using the specific identification method. Other short-term investments that are not readily marketable consist of investments in which the Company has significant

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

influence over the operating and financial policies of the investees ('Equity Investments') and investments in which the Company does not have significant influence over the investees ('Cost Investments'). Equity Investments are accounted for in accordance with the equity method (the 'Equity Method') under which each such investment is reported at cost plus the Company's proportionate share of the income or loss or other changes in stockholders' equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. The carrying value of the Company's investment in each of its short-term Equity Investments is equal to the underlying equity in net assets of each investee. Cost Investments are accounted for using the cost method (the 'Cost Method').

Non-Current Investments

    The Company's non-current investments consist of Equity Investments which are accounted for in accordance with the Equity Method and Cost Investments which are accounted for under the Cost Method. Prior to December 31, 2001, the excess, if any, of the carrying value of the Company's non-current Equity Investments over the underlying equity in net assets (the 'Excess Carrying Value') of each investee at the time of their acquisition was amortized to equity in earnings or losses of investees included in 'Other income, net' (see
Note 17) on a straight-line basis over 15 years until the carrying value of those Equity Investments had been reduced to less than the underlying equity (see Note 8).

    Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142 ('SFAS 142'), 'Goodwill and Other Intangible Assets.' In accordance therewith, the Excess Carrying Value, if any, is no longer amortized.

    See Note 8 for a further disclosure of the Company's non-current investments.

Securities Sold With an Obligation to Purchase

    Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income (loss).

All Investments

    The Company reviews all of its investments in which the Company has unrealized losses and recognizes an investment loss for any such unrealized losses deemed to be other than temporary ('Other Than Temporary Losses') with a corresponding permanent reduction in the cost basis component of the investments. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the unrealized gain or a decrease in the unrealized loss on the available-for-sale investments component of 'Comprehensive income (loss).' With respect to Equity Investments, the effect of the permanent reduction in the cost basis is a reduction of the cost component of the carrying value of the investment.

Gain on Issuance of Investee Stock

    The Company recognizes a gain or loss upon sale of any previously unissued stock by an Equity Investment to third parties to the extent of the decrease in the Company's ownership of the investee. However, a gain is recognized only when realization of the gain by the Company is reasonably assured.

INVENTORIES

    The Company's inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out method.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

PROPERTIES AND DEPRECIATION AND AMORTIZATION

    Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 15 years for office, restaurant and transportation equipment and 40 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

AMORTIZATION OF INTANGIBLES

    Goodwill, representing the costs in excess of net assets of acquired companies, was amortized on the straight-line basis over 15 to 40 years until December 30, 2001, after which such amortization ceased upon the adoption of SFAS 142. Other intangible assets are amortized on the straight-line basis using the estimated useful lives of the related classes of intangibles: 15 years for trademarks and distribution rights and 3 years for computer software costs. A non-compete agreement, which became fully amortized during 2001, was amortized over 5 years. Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method.

    See Note 9 for further information with respect to the Company's goodwill and other intangible assets.

IMPAIRMENTS

Goodwill

    Through the year ended December 30, 2001, the amount of impairment, if any, in unamortized goodwill was measured based on projected future operating performance. As the future operating performance of the enterprise (Arby's) to which the goodwill related through the period such goodwill was being amortized was sufficient to absorb the related amortization, the Company deemed there to be no impairment of goodwill.

    Effective with the adoption of SFAS 142 as of December 31, 2001, the amount of impairment, if any, in unamortized goodwill is measured by the excess, if any, of the carrying amount of the unamortized goodwill over its implied fair value. SFAS 142 requires that goodwill be tested for impairment at least annually. The Company has determined that there was no impairment of goodwill upon adoption of SFAS 142 and as of the first annual testing date.

Long-Lived Assets

    The Company reviews its long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed. The Company has determined that for the year ended December 29, 2002 all of its long-lived assets that required testing for impairment were recoverable and did not require the recognition of any associated impairment loss.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's derivatives consist of (1) the conversion component of short-term investments in corporate convertible debt securities which are accounted for as trading securities, (2) put and call options on equity and corporate debt securities which are accounted for as trading securities, (3) an interest rate swap agreement in connection with a secured bank term loan and (4) a written call option on Triarc's common stock with physical settlement. In addition, prior to August 10, 2001 the Company's derivatives included a forward purchase obligation for Triarc's common stock with cash settlement (see Note
14). The conversion component of corporate convertible debt securities, put and call options on equity and corporate debt securities, the interest

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

rate swap agreement and the call option on Triarc's common stock with physical settlement are recorded at fair value with changes in fair value recorded in the Company's results of operations. The forward purchase obligation for Triarc's common stock with cash settlement was recorded at the cash redemption amount. As of February 8, 2003, the written call option on Triarc's common stock ceased to exist without any Triarc common stock being called under the option (see Note
14). See Note 11 for further disclosure of the Company's derivative financial instruments.

STOCK-BASED COMPENSATION

    The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are being amortized as compensation expense over the vesting period of the related stock options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options. Compensation cost for stock appreciation rights, if any, is recognized currently based on the change in the market price of the Company's common stock during each period.

    A summary of the effect on net income (loss) and net income (loss) per share in each year presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                         2000      2001      2002
                                                         ----      ----      ----
Net income, as reported..............................  $441,241   $52,416   $ 1,343
Reversal of stock-based employee compensation expense
  determined under the intrinsic value method
  included in reported net income, net of related
  income taxes.......................................    11,156       291       173
Recognition of total stock-based employee
  compensation expense determined under the fair
  value method, net of related income taxes..........    (7,772)   (6,101)   (5,092)
                                                       --------   -------   -------
Net income (loss), as adjusted.......................  $444,625   $46,606   $(3,576)
                                                       --------   -------   -------
                                                       --------   -------   -------
Net income (loss) per share:
    Basic, as reported...............................  $  18.99   $  2.44   $   .06
    Basic, as adjusted...............................     19.14      2.17      (.17)
    Diluted, as reported.............................     18.99      2.31       .06
    Diluted, as adjusted.............................     19.14      2.05      (.17)

See Note 14 for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values of stock options reflected in the table above.

TREASURY STOCK

    Common stock held in treasury is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

COSTS OF BUSINESS ACQUISITIONS

    The Company defers any costs incurred relating to the pursuit of business acquisitions while the potential acquisition process is ongoing. Whenever the acquisition is successful, such costs are included as a component of the purchase price of the acquired entity. Whenever the Company decides it will no longer pursue a potential acquisition, any related deferred costs are written off at that time.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

FOREIGN CURRENCY TRANSLATION

    Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and at an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements, including those of discontinued operations through their date of disposition, are charged or credited directly to the 'Currency translation adjustment' component of 'Accumulated other comprehensive income (deficit)' in the accompanying consolidated statements of stockholders' equity (deficit).

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

RECLASSIFICATIONS

    Certain amounts included in the accompanying prior years' consolidated financial statements and footnotes thereto have been reclassified to conform with the current year's presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company franchises and, effective with the acquisition of Sybra on December 27, 2002 (see Note 3), operates Arby's'r' quick service restaurants specializing in slow-roasted roast beef sandwiches. Arby's restaurants also offer an extensive menu of chicken, turkey, ham and submarine sandwiches, side dishes and salads including Arby's Market Fresh'TM' sandwiches. Some of the Arby's system-wide restaurants are multi-branded with the Company's T.J. Cinnamons'r' product line and/or, to a lesser extent, Pasta Connection'r' product line. The franchised restaurants are principally throughout the United States and, to a much lesser extent, Canada. The Company's owned restaurants are located in nine states, primarily Michigan, Texas, Pennsylvania and Florida. Information concerning the number of Arby's franchised and Company-owned restaurants is as follows:

                                                             2000    2001    2002
                                                             ----    ----    ----
Franchised restaurants opened..............................    156     131     116
Franchised restaurants closed..............................     65      99      64
Franchised restaurants purchased in the acquisition of
  Sybra (Note 3)...........................................     --      --     239 (a)
Franchised restaurants open at end of year.................  3,319   3,351   3,164
Company-owned restaurants open at end of year..............     --      --     239 (a)
System-wide restaurants open at end of year................  3,319   3,351   3,403

---------

 (a) The Company operates these 239 restaurants effective December 28, 2002 as a result of the acquisition of Sybra.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

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

SIGNIFICANT ESTIMATES

    The Company's significant estimates which are susceptible to change in the near term relate to (1) the amount of the post-closing adjustment currently in arbitration in connection with the Snapple Beverage Sale (see Note 3), (2) provisions for the resolution of income tax contingencies subject to future examinations of the Company's Federal and state income tax returns by the Internal Revenue Service ('IRS') or state taxing authorities, including remaining provisions included in 'Net current liabilities relating to discontinued operations,' (see Note 13), (3) provisions for the resolution of legal and environmental matters (see Note 24), (4) the valuation of investments which are not publicly traded (see Note 12) and (5) provisions for unrealized losses on investments deemed to be other than temporary (see Note 16). The Company's estimates of each of these items historically have been adequate. However, due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

CERTAIN RISK CONCENTRATIONS

    The Company believes its vulnerability to risk concentrations in its cash equivalents and investments is mitigated by (1) the Company's policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments and
(3) to the extent the cash equivalents and investments are held in brokerage accounts, insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by the brokerage firms covering substantially all of the Company's accounts. The Company has one significant franchisee which accounted for 27% of consolidated revenues from royalties and franchise and related fees in each of 2000, 2001 and 2002, the loss of which would have a material adverse impact on the Company's business. The Company's restaurant operations could also be adversely affected by changing consumer preferences resulting from health or safety concerns with respect to the consumption of beef, french fries or certain other foods. The Company believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials for itself and its franchisees is not significant. The Company also believes that its vulnerability to risk concentrations related to geographical concentration is minimized since the Company and its franchisees generally operate throughout the United States with minimal foreign exposure.

(3) BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisition of Sybra

    On December 27, 2002, the Company completed the acquisition of all of the voting equity interests of Sybra (the 'Sybra Acquisition') from I.C.H. Corporation ('ICH') under a plan of reorganization confirmed by a United States Bankruptcy Court. In February 2002, ICH and Sybra had filed for protection under Chapter 11 of the United States Bankruptcy Code in order to restructure their financial obligations. Sybra owns and operates 239 Arby's restaurants in nine states and, prior to the Sybra Acquisition, was the second largest franchisee of Arby's restaurants. The Company acquired Sybra with the expectation of strengthening and increasing the value of its Arby's brand. The aggregate purchase price paid for Sybra by the Company was

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

$9,750,000, consisting of $8,280,000 of payments to ICH's creditors and $1,470,000 of estimated fees and expenses.

    The allocation of the purchase price of Sybra to the assets acquired and liabilities assumed at the date of acquisition, on a preliminary basis and subject to finalization due to the recent date of the acquisition, and a reconciliation to 'Cost of business acquisition less cash acquired' in the accompanying consolidated statement of cash flows are summarized in the following table (in thousands):

Current assets..............................................  $ 19,104
Properties..................................................    60,077
Goodwill....................................................    71,960
Other intangible assets.....................................     3,379
Deferred income tax benefit.................................     7,848
Deferred costs and other assets.............................       399
                                                              --------
    Total assets acquired...................................   162,767
                                                              --------
Current liabilities.........................................    31,805
Long-term debt, including current portion...................   103,242
Other liabilities and deferred income.......................    17,970
                                                              --------
    Total liabilities assumed...............................   153,017
                                                              --------
Net assets acquired.........................................     9,750
Less cash acquired..........................................     9,425
                                                              --------
Cost of business acquisition less cash acquired.............  $    325
                                                              --------
                                                              --------

    The Sybra acquisition has resulted in $71,960,000 of goodwill (see Note 9), of which $17,723,000 is estimated to be deductible for income tax purposes. Arby's restaurants typically have relatively low levels of receivables and inventories, as is the case with the Arby's restaurants operated by Sybra, and Sybra has financed substantially all of its land and buildings, including those buildings reported in leasehold improvements. As such, Sybra had net liabilities on its historical financial statements before the allocation of the purchase price to the assets acquired and liabilities assumed despite the substantial value of the restaurants. This excess of the purchase price over the net tangible assets acquired relates in part to the fair value of the franchise agreements; however, since Arby's is the franchisor of the acquired restaurants that value is included in goodwill in the Company's consolidated balance sheet as of December 29, 2002. The only other significant identifiable intangible asset in accordance with an independent appraisal is $3,274,000 of favorable leases which are amortizable over the lives of the leases with a weighted average remaining useful life of 14 years.

    Sybra's results of operations subsequent to the December 27, 2002 date of the Sybra Acquisition through December 29, 2002 have been included in the accompanying consolidated income statement for the year ended December 29, 2002. The results of operations before income taxes have been reported in 'Other income, net' (see Note 17) for convenience since Sybra's pretax income for that two-day period is not material to the Company's consolidated income before income taxes. The pretax income of Sybra consists of the following components (in thousands):

Net sales and other income..................................  $933
Costs and expenses..........................................   918
                                                              ----
    Income before income taxes..............................  $ 15
                                                              ----
                                                              ----

    The following unaudited supplemental pro forma condensed consolidated summary operating data (the 'As Adjusted Data') of the Company for 2001 and 2002 has been prepared by adjusting the historical data as set forth in the accompanying consolidated income statements to give effect to the Sybra Acquisition as if it

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

had been consummated on January 1, 2001 and December 31, 2001, respectively (in thousands except per share amounts):

                                               2001                        2002
                                     -------------------------   -------------------------
                                     AS REPORTED   AS ADJUSTED   AS REPORTED   AS ADJUSTED
                                     -----------   -----------   -----------   -----------
Revenues, investment income and
  other income, net................   $137,146      $327,240       $98,773      $299,886
Income (loss) from continuing
  operations.......................      8,966         5,570        (9,757)      (16,367)
Net income (loss)..................     52,416        49,020         1,343        (5,267)
Basic income (loss) per share:
    Continuing operations..........        .42           .26          (.48)         (.80)
    Net income (loss)..............       2.44          2.28           .06          (.26)
Diluted income (loss) per share:
    Continuing operations..........        .40           .25          (.48)         (.80)
    Net income (loss)..............       2.31          2.16           .06          (.26)

    Such As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had such acquisition actually been consummated on such dates or of the Company's future results of operations. The 2001 historical results of Sybra were impacted by a $2,129,000 pretax charge representing the write-off of costs for construction in progress for certain Arby's restaurants that were not completed. In February 2002, Sybra, as discussed above, filed for protection under Chapter 11 of the United States Bankruptcy Code. In 2002, Sybra's historical results were impacted by a $6,403,000 pretax charge representing expenses incurred by Sybra directly relating to the bankruptcy, principally for legal fees and, to a much lesser extent, for other professional fees.

Sale of Beverage Businesses

    On October 25, 2000, the Company sold (the 'Snapple Beverage Sale') Snapple Beverage Group and Royal Crown to affiliates of Cadbury Schweppes plc ('Cadbury'). Snapple Beverage Group represented the operations of the Company's former premium beverage business and Royal Crown represented the operations of the Company's former soft drink concentrate business. Snapple Beverage Group and Royal Crown are collectively referred to herein as the 'Former Beverage Businesses.' The consideration paid to the Company consisted of (1) cash, which may be subject to further post-closing adjustments as described below, and (2) the assumption by Cadbury of debt and related accrued interest. The assumed debt and accrued interest consisted of (1) $300,000,000 of 10 1/4% senior subordinated notes due 2009 (the 'Senior Notes') co-issued by TCPG and Snapple Beverage Group, (2) $119,130,000, net of unamortized original issue discount of $240,870,000, of Triarc's zero coupon convertible subordinated debentures due 2018 (the 'Debentures') and (3) $5,982,000 of accrued interest. The Snapple Beverage Sale resulted in an after-tax gain in 2000 recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement (see Note 18) of $480,946,000, subject to any additional post-closing purchase price adjustment as described below, and net of $19,134,000 of related fees and expenses and $226,765,000 of income tax provision. In 2001 and 2002, the Company recorded additional gains from the Snapple Beverage Sale of $43,450,000 and $11,100,000, respectively. The additional gain in 2001 principally resulted from the realization of $200,000,000 of proceeds from Cadbury for the Company electing (the 'Tax Election') during 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to the Snapple Beverage Sale. The additional gain in 2002 resulted from the release of reserves for income taxes in connection with the receipt of related income tax refunds.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    In addition, the Snapple Beverage Sale purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it currently believes that it is entitled to receive from the Company a post-closing adjustment of $23,189,000 plus interest at 7.19% from October 25, 2000 while the Company, on the other hand, has stated that it currently believes that no post-closing adjustment is required. The Company is in arbitration with Cadbury to determine the amount of the post-closing adjustment, if any. The Company currently expects the arbitration process to be completed in 2003.

    In connection with the closing of the Snapple Beverage Sale, in 2000 the Company repaid the (1) outstanding principal of $436,433,000, (2) related accrued interest of $1,119,000, (3) related prepayment penalties of $5,509,000 and (4) fees of $57,000 under a senior bank credit facility (the 'Beverage Credit Facility') maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's, the then parent company of Royal Crown.

(4) INCOME (LOSS) PER SHARE

    Basic income (loss) per share for 2000, 2001 and 2002 has been computed by dividing the income or loss by the weighted average number of common shares outstanding of 23,232,000, 21,532,000 and 20,446,000, respectively. Diluted income (loss) per share for 2000 and 2002 is the same as the basic income (loss) per share since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss per share from continuing operations would have been antidilutive. Diluted income per share for 2001 has been computed by dividing the income by an aggregate 22,692,000 shares which reflect the effect of dilutive stock options of 1,160,000 shares computed using the treasury stock method. The shares used to calculate diluted income per share for 2001 exclude any effect of (1) a written call option on Triarc's common stock, which commenced following the assumption of the Debentures by Cadbury and (2) a forward purchase obligation for Triarc's common stock through its final settlement on August 10, 2001 since the effect of each of these on income per share from continuing operations for 2001 would have been antidilutive (see Note 14). The only Company securities outstanding as of December 29, 2002 that could dilute basic income per share in years subsequent to 2002 are the 9,261,421 outstanding stock options (see Note 14).

(5) SHORT-TERM INVESTMENTS AND SECURITIES SOLD WITH AN OBLIGATION TO PURCHASE

SHORT-TERM INVESTMENTS

    The Company's short-term investments are carried at fair market value, except for Cost Investments and Equity Investments set forth in the table below (see Note 1). The cost of available-for-sale debt securities represents amortized cost. The cost of available-for-sale securities and other short-term investments have also been reduced by any unrealized losses deemed to be other than temporary (see Note 16). The cost, gross unrealized holding gains and losses included in accumulated other comprehensive income (deficit), fair value and carrying amount, as appropriate, of the Company's short-term investments at December 30, 2001 and December 29, 2002 were as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

                                               YEAR-END 2001                                      YEAR-END 2002
                              ---------------------------------------------   -----------------------------------------------
                                          UNREALIZED                                       UNREALIZED
                                            HOLDING                                          HOLDING
                                        --------------    FAIR     CARRYING              ---------------     FAIR    CARRYING
                                COST    GAINS   LOSSES   VALUE      AMOUNT      COST     GAINS    LOSSES    VALUE     AMOUNT
                                ----    -----   ------   -----      ------      ----     -----    ------    -----     ------
Marketable securities
 Available-for-sale:
   United States government
     and government agency
     debt securities........  $ 29,934  $   75  $ --    $ 30,009   $ 30,009   $ 74,663   $  709   $--      $ 75,372  $ 75,372
   Corporate debt securities    10,157    --      --      10,157     10,157      9,988     --      --         9,988     9,988
   Asset-backed securities..    24,181      13    (11)    24,183     24,183     24,340       10     (18)     24,332    24,332
   Equity securities........    28,706   2,140   (715)    30,131     30,131     26,733      341    (970)     26,104    26,104
   Debt mutual fund.........     7,861      14    --       7,875      7,875      8,196      150    --         8,346     8,346
                              --------  ------  -----   --------   --------   --------   ------   -----    --------  --------
      Total available-for-
        sale marketable
        securities..........   100,839  $2,242  $(726)   102,355    102,355    143,920   $1,210   $(988)    144,142   144,142
                              --------  ------  -----   --------   --------   --------   ------   -----    --------  --------
                                        ------  -----                                    ------   -----
 Trading:
   Equity securities........    22,955                    22,349     22,349     14,129                       11,811    11,811
   Corporate debt securities     4,117                     2,665      2,665      1,222                          601       601
                              --------                  --------   --------   --------                     --------  --------
      Total trading
        securities..........    27,072                    25,014     25,014     15,351                       12,412    12,412
                              --------                  --------   --------   --------                     --------  --------
 Other short-term investments:
   Cost Investments.........    17,235                    25,507     17,235     16,798                       26,032    16,798
   Equity Investments.......     8,250                     8,797      8,797      1,687                        1,809     1,809
                              --------                  --------   --------   --------                     --------  --------
      Total other
        investments.........    25,485                    34,304     26,032     18,485                       27,841    18,607
                              --------                  --------   --------   --------                     --------  --------
                              $153,396                  $161,673   $153,401   $177,756                     $184,395  $175,161
                              --------                  --------   --------   --------                     --------  --------
                              --------                  --------   --------   --------                     --------  --------

    The maturities of United States government and government agency debt securities, corporate debt securities and asset-backed securities at December 29, 2002 which are classified as available-for-sale at fair value, which is equal to their carrying value, are as follows (in thousands):

Within one year.............................................  $ 92,162
After one year through five years...........................     8,696
After five years through ten years..........................     2,982
After ten years.............................................     3,472
Mortgage-backed securities (classified within asset-backed
  securities above) not due at a single maturity date.......     2,380
                                                              --------
                                                              $109,692
                                                              --------
                                                              --------

    Proceeds from sales and maturities of available-for-sale marketable securities were $82,392,000, $288,584,000 and $69,444,000 in 2000, 2001 and
2002, respectively. Gross realized gains and gross realized losses on those sales are included in 'Investment income, net' in the accompanying consolidated income statements (see Note 16) and are as follows (in thousands):

                                                          2000      2001     2002
                                                          ----      ----     ----
Gross realized gains...................................  $14,441   $3,365   $2,857
Gross realized losses..................................   (8,689)    (483)    (206)
                                                         -------   ------   ------
                                                         $ 5,752   $2,882   $2,651
                                                         -------   ------   ------
                                                         -------   ------   ------

    The net change in the unrealized holding gains on available-for-sale securities and the equity in an unrealized gain on a retained interest of Encore Capital Group, Inc., an Equity Investment included in

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

non-current investments (see Note 8), included in other comprehensive income
(loss) consisted of the following (in thousands):

                                                         2000      2001      2002
                                                         ----      ----      ----
Net change in unrealized holding gains or losses on
  available-for-sale securities:
    Net change in unrealized appreciation or
      depreciation of available-for-sale securities
      during the year.................................  $ 4,549   $   (93)  $    38
    Less reclassification of prior year net
      appreciation included in net income or loss.....   (8,098)   (2,881)   (1,332)
                                                        -------   -------   -------
                                                         (3,549)   (2,974)   (1,294)
    Equity in change in unrealized gain on a retained
      interest........................................     (117)     (245)       33
    Income tax benefit................................    1,344     1,129       435
                                                        -------   -------   -------
                                                        $(2,322)  $(2,090)  $  (826)
                                                        -------   -------   -------
                                                        -------   -------   -------

    The change in the net unrealized gain or loss on trading securities resulted in losses of $4,848,000, $2,033,000 and $883,000 in 2000, 2001 and 2002,
respectively, which are included in 'Investment income, net' in the accompanying consolidated income statements (see Note 16).

    Other short-term investments represent investments in limited partnerships, limited liability companies and similar investment entities which invest in securities that primarily consist of debt securities, common and preferred equity securities, convertible preferred equity and debt securities, stock warrants and rights and stock options. These investments are focused on both domestic and foreign securities. Certain of these investments are, or if sold during 2002 were, accounted for in accordance with the Equity Method.

SECURITIES SOLD WITH AN OBLIGATION TO PURCHASE

    The Company also enters into short sales of debt and equity securities as part of its portfolio management strategy. Short sales are commitments to sell debt and equity securities not owned at the time of sale that require purchase of the debt and equity securities at a future date. These short sales resulted in proceeds of $42,922,000, $30,449,000 and $36,418,000 in 2000, 2001 and 2002,
respectively. The change in the net unrealized gains (losses) on securities sold with an obligation to purchase resulted in income of $4,527,000 and $2,180,000 in 2000 and 2001, respectively, and a loss of $1,020,000 in 2002, which are included in 'Investment income, net' (see Note 16). The fair value and the carrying value of the liability for securities sold with an obligation to purchase were $17,384,000 and $9,168,000 at December 30, 2001 and December 29, 2002, respectively, and are included in 'Accrued expenses' (see Note 6).

(6) BALANCE SHEET DETAIL

CASH

    Cash includes cash equivalents of $15,700,000 and $15,018,000 as of December 30, 2001 and December 29, 2002, respectively, held in a custodial account at a financial institution which is subject to set off should the Company or certain other parties not perform under certain debt guarantees (see Note 23). Cash also includes cash and cash equivalents aggregating $9,201,000 as of December 29, 2002 pledged as collateral for the Company's insured securitization notes (see
Note 10).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

RECEIVABLES

    The following is a summary of the components of receivables (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2001      2002
                                                               ----      ----
Accounts:
    Trade...................................................  $11,359   $10,318
    Affiliates..............................................      210        58
    Other...................................................    2,183     1,816
                                                              -------   -------
                                                               13,752    12,192
                                                              -------   -------
Notes:
    Trade...................................................    1,060       367
    Affiliates (a)..........................................    1,667     1,667
                                                              -------   -------
                                                                2,727     2,034
                                                              -------   -------
                                                               16,479    14,226
                                                              -------   -------
Less allowance for doubtful accounts:
    Trade accounts..........................................      450       699
    Other accounts..........................................    --          193
    Trade notes.............................................    1,060       367
                                                              -------   -------
                                                                1,510     1,259
                                                              -------   -------
                                                              $14,969   $12,967
                                                              -------   -------
                                                              -------   -------

---------

 (a) Represents the current portion of a note receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the 'Executives') pursuant to a litigation settlement (see
     Note 23).

    The following is an analysis of the allowance for doubtful accounts (in thousands):

                                                          2000     2001     2002
                                                          ----     ----     ----
Balance at beginning of year...........................  $1,371   $1,172   $1,510
Provision for doubtful accounts:
    Trade accounts.....................................     292      479      331
    Other accounts.....................................    --       --        235
    Trade notes........................................    --       --       (693)(a)
                                                         ------   ------   ------
                                                            292      479     (127)
                                                         ------   ------   ------
Uncollectible accounts written off:
    Trade accounts.....................................    (491)    (141)     (82)
    Other accounts.....................................    --       --        (42)
                                                         ------   ------   ------
                                                           (491)    (141)    (124)
                                                         ------   ------   ------
Balance at end of year.................................  $1,172   $1,510   $1,259
                                                         ------   ------   ------
                                                         ------   ------   ------

---------

 (a) Represents the reversal upon realization in 2002 of collections related to two fully-reserved notes receivable from franchisees.

    Certain trade receivables with an aggregate net book value of $6,297,000 as of December 29, 2002 are pledged as collateral for the Company's insured securitization notes (see Note 10).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

INVENTORIES

    Inventories consist principally of food, beverage and paper inventories and are classified entirely as raw materials. Certain inventories aggregating $2,114,000 as of December 29, 2002 are pledged as collateral for certain debt (see Note 10).

PROPERTIES

    The following is a summary of the components of properties (in thousands):

                                                                   YEAR-END
                                                              ------------------
                                                               2001       2002
                                                               ----       ----
Owned:
    Land....................................................  $   753   $  1,607
    Buildings and improvements..............................    --         1,080
    Office, restaurant and transportation equipment.........   66,667     87,463
    Leasehold improvements..................................    9,637     43,948
Leased assets capitalized...................................    --         1,760
                                                              -------   --------
                                                               77,057    135,858
Less accumulated depreciation and amortization..............   16,068     20,634
                                                              -------   --------
                                                              $60,989   $115,224
                                                              -------   --------
                                                              -------   --------

    Properties with a net book value of $103,527,000 as of December 29, 2002 are pledged as collateral for certain debt (see Note 10).

DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2001      2002
                                                               ----      ----
Deferred financing costs....................................  $13,190   $13,190
Co-investment notes receivable from affiliates, net of
  allowance of $569,000 in 2002 (a).........................    2,753     1,778
Long-term portion of note receivable from the Executives
  (Note 23).................................................    1,667     --
Other.......................................................    4,724     6,339
                                                              -------   -------
                                                               22,334    21,307
Less accumulated amortization...............................    2,649     4,703
                                                              -------   -------
                                                              $19,685   $16,604
                                                              -------   -------
                                                              -------   -------

---------

 (a) The allowance for non-current doubtful accounts was provided in 2002 (see
     Note 23) and there has been no other activity in the reserve for non-current doubtful accounts.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

ACCRUED EXPENSES

    The following is a summary of the components of accrued expenses (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2001      2002
                                                               ----      ----
Accrued compensation and related benefits...................  $23,736   $25,008
Accrued taxes...............................................   12,229    11,742
Accrued interest............................................    7,732     9,445
Securities sold with an obligation to purchase (Note 5).....   17,384     9,168
Other.......................................................   12,372    18,586
                                                              -------   -------
                                                              $73,453   $73,949
                                                              -------   -------
                                                              -------   -------

OTHER LIABILITIES, DEFERRED INCOME AND MINORITY INTERESTS IN A CONSOLIDATED SUBSIDIARY

    Other liabilities, deferred income and minority interests in a consolidated subsidiary includes minority interests of $4,266,000 and $718,000 as of December 30, 2001 and December 29, 2002, respectively, in 280 BT Holdings LLC ('280 BT') a consolidated subsidiary with a respective 44.1% and 42.6% minority interest comprised principally of certain of the Company's management (see Note 23).

(7) RESTRICTED CASH EQUIVALENTS

    The following is a summary of the components of non-current restricted cash equivalents (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2001      2002
                                                               ----      ----
Collateral supporting obligations under insured
  securitization notes (Note 10)............................  $30,567   $30,537
Support for letter of credit securing payments due under a
  lease.....................................................    1,939     1,939
                                                              -------   -------
                                                              $32,506   $32,476
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(8) INVESTMENTS

    The following is a summary of the carrying value of investments classified as non-current (in thousands):

                                  INVESTMENT
                               -----------------              YEAR-END 2002
                                   YEAR-END        -----------------------------------
                               -----------------                   UNDERLYING   MARKET
                                2001      2002        % OWNED        EQUITY     VALUE
                                ----      ----        -------        ------     -----
Encore Capital Group, Inc.
  common stock, at equity....  $ --      $   681        7.2%         $1,051      $589
EBT Holding Company, LLC, at
  equity.....................      279     --          18.6%          --
                               -------   -------
    Total of all non-current
      Equity Investments.....      279       681
Investments held in deferred
  compensation trusts, at
  cost (Notes 15 and 23).....   22,671    22,671
Encore Capital Group, Inc.
  preferred stock, at cost...    --          873
Non-marketable equity
  securities, at cost........   12,070     4,102
Other, at cost...............    7,054     6,390
                               -------   -------
                               $42,074   $34,717
                               -------   -------
                               -------   -------

    The carrying value of the Company's investment in the common stock of Encore Capital Group, Inc. ('Encore'), formerly MCM Capital Group, Inc., at
December 29, 2002 is less than its underlying equity interest in Encore principally due to the Company's recognition of unrealized losses deemed to be other than temporary during 2000 (see below).

    The Company's consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and classified as non-current and included as a component of 'Other income, net' (see Note 17) in the accompanying consolidated income statements consisted of the following components (in thousands):

                                                             2000     2001    2002
                                                             ----     ----    ----
Encore Capital Group, Inc., at equity.....................  $(2,099)  $  (7)  $260
Limited partnerships and limited liability companies, at
  equity..................................................     (208)   (214)   --
                                                            -------   -----   ----
                                                            $(2,307)  $(221)  $260
                                                            -------   -----   ----
                                                            -------   -----   ----

    The equity in the earnings (losses) of investees included in 'Other income, net' in the table above excludes the equity in the earnings or losses of EBT Holding Company, LLC ('EBT'), an investment limited liability company, which is included in 'Investment income, net' (see Note 16) in the accompanying consolidated income statements.

    The Company and certain of its officers have invested in Encore, with the Company owning 7.2% and the present officers, including entities controlled by them, collectively owning 17.2% of Encore's issued and outstanding common stock (see Note 23) as of December 29, 2002. During 2002 the Company, certain of its officers, including entities controlled by them, and other significant stockholders of Encore invested in newly issued convertible preferred stock of Encore (the 'Encore Preferred Stock') in which the Company invested $873,000, or 17.5% of the aggregate $5,000,000 of Encore Preferred Stock, and the officers invested $1,427,000. The $5,000,000 of Encore Preferred Stock is convertible into 10,000,000 shares of Encore common stock. If all of the Encore Preferred Stock were converted, the ownership of the Company and the present officers in Encore common stock would increase to 13.1% and 23.7%, respectively. Encore is a financial

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

services company specializing in the collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts.

    During 2000 the Company's investment in Encore common stock exceeded its interest in the underlying equity in the net assets of Encore. The Company recorded amortization of such excess of $107,000 in 2000 which is included in the equity in losses of Encore. As of December 31, 2000, the Company reduced its investment in Encore by $2,047,000 to the then fair market value of the Encore common stock of $.33 per share, or $2.89 per share less than the Company's then carrying value. The Encore common stock had traded at depressed levels throughout the second half of 2000 ranging from $.13 to $.88 per share and Encore had encountered cash flow and liquidity difficulties. As a result, the Company had deemed the loss on its investment in Encore to be other than temporary. During 2001, the investment in Encore was reduced to zero due to losses of Encore which resulted in the Company recording its equity in the losses of Encore as a reduction of the unrealized gain on a retained interest of Encore which had been included in accumulated other comprehensive income (see
Note 5).

    During 2002, as disclosed above, the Company invested $873,000 in the Encore Preferred Stock. In 2002 the Company recognized its cumulative unrecorded equity in losses of Encore of $744,000 through December 30, 2001 in connection with its $873,000 investment in Encore Preferred Stock and resumed applying the Equity Method as a result of the additional investment, recognizing $1,004,000 of equity in the 2002 earnings of Encore. Accordingly, the net equity in earnings of Encore amounted to $260,000 during 2002. Also during 2002 the outstanding principal amount of senior notes of Encore was reduced from $10,000,000 to $7,250,000 as the lender forgave $2,750,000 of principal and $2,573,000 of related accrued interest upon the investment in the Encore Preferred Stock. In connection with this forgiveness, Encore recorded an increase in its additional paid-in capital of $4,665,000 representing the aggregate $5,323,000 of debt forgiven less $658,000 of related unamortized debt discount and deferred loan costs. Accordingly, the Company recorded its equity of $393,000 in such amount as an increase in 'Additional paid-in capital' during 2002. The effect of the debt forgiveness was recorded by Encore as a capital contribution since it was facilitated by the Company and other significant equity holders of Encore Preferred Stock and through the Company's relationship with the lender resulting from prior investment banking and financial advisory services rendered to the Company by the lender and its affiliates.

    The Company and certain of its officers and employees have co-invested in EBT with the Company owning 18.6% and the officers and employees owning 56.4% (see Note 23) as of December 29, 2002. EBT had as its only operating asset an investment in the non-cumulative preferred stock of EBondTrade.com, Inc. ('Ebondtrade'), an online municipal bond trading business. The Company accounted for its investment in EBT in accordance with the Equity Method; however, EBT's investment in Ebondtrade was accounted for in accordance with the Cost Method. Accordingly, the Company had equity in the earnings of EBT of $9,000 and $8,000 in 2000 and 2001, respectively. Ebondtrade encountered operating, cash flow and liquidity difficulties and in late 2002 its stock became worthless. As a result, the Company recognized an unrealized loss deemed to be other than temporary for its then remaining investment in EBT of $279,000 included in 'Investment income, net' (see Note 16) in the accompanying consolidated statement of income for the year ended December 29, 2002.

    The Company has an investment in Scientia Health Group Limited ('Scientia') through its 57.4% (see Note 23) ownership of 280 BT as of December 29, 2002. The Company consolidates its investment in 280 BT resulting in the investment in Scientia being included in 'Non-marketable equity securities, at cost' in the table above, with the related minority interests included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary.' 280 BT invested $5,000,000 in preferred shares of Scientia (the 'Scientia Preferred Shares') in November 2001, of which $2,500,000 was originally invested by the Company and $2,475,000 was invested by the Company's management under a co-investment policy (see Note 23). As of December 29, 2002, the carrying value of the investment in Scientia was a gross amount of $1,685,000, effectively reduced by minority interests of $718,000. The gross carrying value represents the original cost less

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

$3,315,000 of unrealized losses in Scientia that were deemed to be other than temporary included in 'Other than temporary unrealized losses' in 'Investment income, net' (see Note 16), effectively reduced by minority interests of $1,420,000.

SUMMARY UNAUDITED FINANCIAL INFORMATION OF EQUITY INVESTMENTS

    The following is a summary of the carrying value of the Company's aggregate Equity Investments (in thousands):

                                                                 YEAR-END
                                                              ---------------
                                                               2001     2002
                                                               ----     ----
Current (see Note 5)........................................  $8,797   $1,809
Non-current.................................................     279      681
                                                              ------   ------
                                                              $9,076   $2,490
                                                              ------   ------
                                                              ------   ------

    Presented below is summary unaudited operating information for the Company's Equity Investments, including those that were included in other short-term investments, for the year ended December 31, 2000, the year-end of such investments. Summary unaudited information is not presented as of and for the years ended December 30, 2001 and December 29, 2002 because the Company's Equity Investments are no longer significant to the Company's consolidated total assets or consolidated income (loss) from continuing operations before income taxes and minority interests in 2001 and 2002. The Company's Equity Investments include Encore, a financial services company as described above, entities that developed and operated golf courses and several investment limited partnerships and limited liability companies, including EBT and 280 KPE Holdings, LLC, which generally invest in diversified portfolios of securities. As such, the summary operating information presented below combines revenues and expenses which vary greatly in nature. Revenues relate to the operations of golf courses as well as operating revenues of the financial services company. Investment income, net relates to the investment entities. The summary unaudited operating information for the year ended December 31, 2000 is as follows (in thousands):

Revenues....................................................  $ 49,098
Investment loss, net........................................   (13,121)
Loss before income taxes....................................   (53,491)
Net loss....................................................   (46,234)

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

    The following is a summary of the components of goodwill (in thousands):

                                                                   YEAR-END
                                                              ------------------
                                                               2001       2002
                                                               ----       ----
Goodwill....................................................  $29,599   $102,366
Less accumulated amortization...............................   11,677     11,677
                                                              -------   --------
                                                              $17,922   $ 90,689
                                                              -------   --------
                                                              -------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    Upon the adoption of SFAS 142 effective December 31, 2001, the Company no longer amortizes goodwill, which relates entirely to the Company's restaurant operations. In accordance with the requirements of SFAS 142, the following summarizes the changes in the carrying amount of goodwill for 2002 (in thousands):

                                                               2002
                                                               ----
Balance at beginning of year................................  $17,922
Goodwill acquired in the Sybra Acquisition (Note 3).........   71,960
Other.......................................................      807
                                                              -------
Balance at end of year......................................  $90,689
                                                              -------
                                                              -------

    A reconciliation of reported income before extraordinary charges, net income and net income per share adjusted on a pro forma basis for the reversal of goodwill amortization, net of related income taxes, as though SFAS 142 had been in effect as of January 3, 2000 is as follows (in thousands except per share amounts):

                                              2000                                        2001
                            -----------------------------------------   -----------------------------------------
                            AS REPORTED   ADJUSTMENT(a)   AS ADJUSTED   AS REPORTED    ADJUSTMENT     AS ADJUSTED
                            -----------   -------------   -----------   -----------    ----------     -----------
Income before
  extraordinary charges...   $461,921         $830         $462,751       $52,416         $830          $53,246
Net income................    441,241          830          442,071        52,416          830           53,246
Net income per share:
    Basic.................      18.99          .04            19.03          2.44          .04             2.48
    Diluted...............      18.99          .04            19.03          2.31          .04             2.35

---------

(a) This adjustment does not reflect goodwill amortization of $7,973,000, net of income taxes, relating to the discontinued beverage operations included in the 'Loss from operations' component of 'Total income from discontinued operations,' which if adjusted would be fully offset by an equal adjustment in the 'Gain on disposal' component of 'Total income from discontinued operations' in 2000.

    The following is a summary of the components of other intangible assets, all of which are subject to amortization (in thousands):

                                          YEAR-END 2001                     YEAR-END 2002
                                  ------------------------------   -------------------------------
                                           ACCUMULATED                       ACCUMULATED
                                   COST    AMORTIZATION    NET      COST     AMORTIZATION    NET
                                   ----    ------------    ---      ----     ------------    ---
Trademarks......................  $8,003      $2,734      $5,269   $ 7,776      $3,056      $4,720
Favorable leases................    --          --          --       3,274        --         3,274
Computer software and
  distribution rights...........     286          83         203       520         223         297
                                  ------      ------      ------   -------      ------      ------
                                  $8,289      $2,817      $5,472   $11,570      $3,279      $8,291
                                  ------      ------      ------   -------      ------      ------
                                  ------      ------      ------   -------      ------      ------

Aggregate amortization expense:
    Actual:
      2001..................................................  $655
      2002..................................................   689
Estimate for fiscal year:
      2003..................................................  $909
      2004..................................................   791
      2005..................................................   791
      2006..................................................   791
      2007..................................................   775

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(10) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                              YEAR-END
                                                         -------------------
                                                           2001       2002
                                                           ----       ----
Insured securitization notes bearing interest at 7.44%
  having expected repayments through 2011, net of
  unamortized original issue discount of $30 as of
  December 29, 2002 (a)................................  $273,957   $254,774
Leasehold notes bearing interest at a weighted average
  rate of 9.64% due through 2021 (b)...................     --        82,016
Secured bank term loan bearing interest effectively at
  6.8% due through 2008 (c)............................    21,515     18,287
Secured promissory note bearing interest at 8.95% due
  through 2006 (d).....................................    15,021     13,320
Equipment notes bearing interest at a weighted average
  rate of 9.79% due though 2009 (e)....................     --         6,272
Mortgage notes bearing interest at a weighted average
  rate of 9.37% due through 2018 (f)...................     --         3,346
Mortgage and equipment notes related to restaurants
  sold in 1997 bearing interest at a weighted average
  rate of 10.37% as of December 29, 2002 due through
  2016 (g).............................................     3,230      3,024
Capitalized lease obligations..........................     --         5,648
Other..................................................     --           435
                                                         --------   --------
        Total debt.....................................   313,723    387,122
        Less amounts payable within one year...........    24,768     34,422
                                                         --------   --------
                                                         $288,955   $352,700
                                                         --------   --------
                                                         --------   --------

    Aggregate annual maturities of long-term debt were as follows as of December 29, 2002 (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                  ------
2003......................................................  $ 34,422
2004......................................................    36,080
2005......................................................    38,158
2006......................................................    44,872
2007......................................................    39,751
Thereafter................................................   193,869
                                                            --------
                                                             387,152
Less unamortized original issue discount..................        30
                                                            --------
                                                            $387,122
                                                            --------
                                                            --------

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

                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(footnotes continued from previous page)

     The remaining principal amount of the Securitization Notes of $254,804,000 as of December 29, 2002 is due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture (the 'Indenture') pursuant to which the Securitization Notes were issued, the Company currently estimates it will repay $20,665,000 in 2003 with increasing annual payments to $37,377,000 in 2011 in accordance with a targeted principal payment schedule. The table of annual maturities of long-term debt above reflects these targeted payments. The Securitization Notes are redeemable by Arby's Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets with an aggregate net book value of $46,035,000 as of December 29, 2002 consisting of cash and cash equivalents of $9,201,000, a cash equivalent reserve account of $30,537,000 and royalty receivables of $6,297,000.

 (b) The leasehold notes (the 'Leasehold Notes') with a remaining principal of $82,016,000 were assumed in the Sybra Acquisition and are due in equal monthly installments including interest through 2021 of which $5,937,000 is due in 2003. The Leasehold Notes bear interest at rates ranging from 6.23% to 10.89% and are secured by restaurant leasehold improvements, equipment and inventories with respective net book values of $32,049,000, $12,783,000 and $2,114,000.

 (c) The Company maintains a secured bank term loan (the 'Bank Term Loan') with a remaining principal amount of $18,287,000 as of December 29, 2002 with payments due of $3,227,000 in each year through 2007 and $2,152,000 in 2008. The Bank Term Loan bears interest at variable rates (3.23% as of December 29, 2002), determined at the Company's option, at the prime rate or the one-month London Interbank Offered Rate ('LIBOR') plus 1.85%, reset monthly. The Company also entered into an interest rate swap agreement (the 'Swap Agreement') on the Bank Term Loan which commenced August 1, 2001 whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see Note 11). Obligations under the Bank Term Loan are secured by an airplane with a net book value of $21,810,000 as of December 29, 2002.

 (d) The Company assumed an $18,000,000 secured promissory note (the 'Promissory Note') in connection with its acquisition of 280 Holdings, LLC (see
     Note 23) on January 19, 2000. The remaining principal amount of the Promissory Note of $13,320,000 as of December 29, 2002 is due $1,860,000 in 2003 with increasing annual payments to $7,204,000 in 2006. The Promissory
     Note is secured by an airplane with a net book value of $27,631,000 as of December 29, 2002.

 (e) The equipment notes (the 'Equipment Notes') with a remaining principal of $6,272,000 were assumed in the Sybra Acquisition and are due in equal monthly installments including interest through 2009 of which $1,281,000 is due in 2003. The Equipment Notes bear interest at rates ranging from 8.52% to 11.64% and are secured by restaurant equipment with a net book value of $7,070,000.

 (f) The mortgage notes (the 'Mortgage Notes') with a remaining principal of $3,346,000 were assumed in the Sybra Acquisition and are due in equal monthly installments including interest through 2018 of which $79,000 is due in 2003. The Mortgage Notes bear interest at rates ranging from 8.77% to 10.11% and are secured by land and buildings of restaurants with net book values of $1,110,000 and $1,074,000, respectively.

 (g) The Company remains liable for $3,024,000 of mortgage and equipment notes payable as of December 29, 2002, of which it is a co-obligor for notes aggregating $446,000 as of December 29, 2002.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    The loan agreements for most of the Leasehold Notes, Mortgage Notes and Equipment Notes contain various prepayment provisions that provide for prepayment penalties of up to 5% of the principal amount prepaid or are based upon specified 'yield maintenance' formulas.

    The Indenture and the agreements for the Leasehold Notes and Mortgage Notes contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness,
(b) certain asset dispositions and (c) the payment of distributions by Arby's Trust and Sybra. The Company was in compliance with all of such covenants as of December 29, 2002.

    As of December 29, 2002, Arby's Trust had no amounts available for the payment of distributions. However, on January 21, 2003, $1,650,000 relating to cash flows for the calendar month of December 2002 became available for the payment of such distributions by Arby's Trust, through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. In connection with Sybra's reorganization, Sybra is unable to pay any distributions prior to December 27, 2004.

    Sybra is required to maintain a fixed charge coverage charge ratio (the 'FCCR') under the agreements for the Leasehold Notes and Equipment Notes. In the event that Sybra fails to maintain the minimum FCCR, such failure may be cured by a capital contribution in cash to Sybra in the quarter immediately following such period of an amount such that the minimum FCCR would have been met.

(11) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments, excluding those that may be settled in its own stock and, accordingly, not affected by SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' during 2001 and 2002 are
(1) the conversion component of short-term investments in convertible debt securities which are accounted for as trading securities and had aggregate carrying values of $2,665,000 and $601,000 as of December 30, 2001 and December 29, 2002, respectively, (2) put and call options on equity and corporate debt securities which are accounted for as trading securities and
(3) the Swap Agreement entered into during 2001 (see Note 10 and below). The Company enters into convertible debt and put and call derivatives as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with other investments, including convertible debt securities and put and call options. The Swap Agreement effectively establishes a fixed interest rate on the variable-rate Bank Term Loan, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the Swap Agreement, the fair market value of the Swap Agreement and the embedded written call option netted to zero but, as interest rates either increase or decrease, the fair market values of the Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount. As of December 30, 2001 and December 29, 2002, the net fair market value of the Swap Agreement and embedded written call option had changed to payable positions of $651,000 and $1,229,000, respectively, included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary' in the accompanying consolidated balance sheets, resulting in charges of $651,000 and $578,000 included in 'Interest expense' in the accompanying consolidated income statements for 2001 and 2002, respectively.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments for which the disclosure of fair values is required were as follows (in thousands):

                                                            YEAR-END
                                            -----------------------------------------
                                                   2001                  2002
                                            -------------------   -------------------
                                            CARRYING     FAIR     CARRYING     FAIR
                                             AMOUNT     VALUE      AMOUNT     VALUE
                                             ------     -----      ------     -----
Financial assets:
    Cash and cash equivalents (a).........  $506,461   $506,461   $457,472   $457,472
    Short-term investments excluding
      Equity Investments (Note 5) (b).....   144,604    152,876    173,352    182,586
    Restricted cash equivalents (Note 7) (a)  32,506     32,506     32,476     32,476
    Non-current Cost Investments (Note 8)
      for which it is:
      Practicable to estimate fair value (c)  29,725     34,769     29,934     38,412
      Not practicable (d).................    12,070      --         4,102      --
Financial liabilities:
    Long-term debt, including current
      portion (Note 10):
      Securitization Notes (e)............   273,957    289,052    254,774    287,102
      Leasehold Notes (f).................     --         --        82,016     82,016
      Bank Term Loan (g)..................    21,515     21,515     18,287     18,287
      Promissory Note (e).................    15,021     15,962     13,320     14,745
      Equipment Notes (f).................     --         --         6,272      6,272
      Mortgage Notes (f)..................     --         --         3,346      3,346
      Mortgage and equipment notes related
        to restaurants sold in 1997 (e)...     3,230      3,518      3,024      3,514
      Capitalized lease obligations (f)...     --         --         5,648      5,648
      Other (f)...........................     --         --           435        435
                                            --------   --------   --------   --------
        Total long-term debt..............   313,723    330,047    387,122    421,365
                                            --------   --------   --------   --------
    Securities sold with an obligation to
      purchase (Note 5) (b)...............    17,384     17,384      9,168      9,168
    Deferred compensation payable to
      related parties (Note 23) (h).......    24,356     24,356     25,706     25,706
    Swap Agreement (Note 11) (i)..........       651        651      1,229      1,229
    Written call option on Triarc's common
      stock (Note 14) (j).................        30         30      --         --
Guarantees of obligations of (Note 22):
    Subsidiaries of RTM Restaurant
      Group, Inc.:
      Lease obligations (k)...............       293        293        194        194
      Mortgage and equipment notes
        payable (k).......................       194        194        137        137
    AmeriGas Eagle Propane, L.P. debt (l).        --        690      --           690
    Encore:
      Revolving credit borrowings (m).....        --         70      --            18
      Senior notes payable (k)............       505        505        338        338

                                                        (footnotes on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(footnotes from previous page)

 (a) The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents.

 (b) The fair values were based on quoted market prices or statements of account received from investment managers or investees which are principally based on quoted market or brokered/dealer prices.

 (c) These consist of investments held in deferred compensation trusts and certain other non-current Cost Investments. The fair values of these investments were based almost entirely on statements of account received from investment managers or investees which are principally based on quoted market or brokered/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or brokered/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or investees in valuing those securities.

 (d) It was not practicable to estimate the fair value of these Cost Investments because the investments are non-marketable and are in start-up enterprises.

 (e) The fair values were determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

 (f) The fair values were based on an independent appraisal as part of the Sybra Acquisition purchase accounting as of December 27, 2002.

 (g) The fair value approximated the carrying value due to the frequent reset, on a monthly basis, of the floating interest rate.

 (h) The fair value was equal to the carrying amount of the underlying investments held by the Company in the related trusts which may be used to satisfy such payable in full.

 (i) The fair value was based on a quote provided by the bank counterparty.

 (j) The fair value was determined by independent third-party consultants using the Black-Scholes option pricing model, although, in the opinion of the Company, the model has limitations on its effectiveness and does not necessarily provide a reliable single measure of the fair value of the written call option.

 (k) The fair values were assumed to reasonably approximate their carrying amounts since the carrying amounts represent the fair value as of the inception of the guarantee less subsequent amortization.

 (l) The fair value was determined through an independent third-party appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company.

 (m) The fair value was determined through an independent third-party appraisal based on the net present value of the estimated interest payment differential between the Encore revolving credit borrowings with and without the related guarantee.

    The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts payable and accrued expenses and, accordingly, they are not required to be presented in the table above.

(13) INCOME TAXES

    Income (loss) from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

                                                        2000      2001       2002
                                                        ----      ----       ----
Domestic.............................................  $ 2,334   $17,420   $(16,606)
Foreign..............................................     (123)      (10)       (28)
                                                       -------   -------   --------
                                                       $ 2,211   $17,410   $(16,634)
                                                       -------   -------   --------
                                                       -------   -------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    The provision for (benefit from) income taxes from continuing operations consisted of the following components (in thousands):

                                                        2000      2001      2002
                                                        ----      ----      ----
Current:
    Federal..........................................  $(1,164)  $ 7,341   $(3,855)
    State............................................    3,465     2,140     1,668
    Foreign..........................................      322       269       256
                                                       -------   -------   -------
                                                         2,623     9,750    (1,931)
                                                       -------   -------   -------
Deferred:
    Federal..........................................   10,377      (569)   (1,226)
    State............................................     (632)     (485)     (172)
                                                       -------   -------   -------
                                                         9,745    (1,054)   (1,398)
                                                       -------   -------   -------
        Total........................................  $12,368   $ 8,696   $(3,329)
                                                       -------   -------   -------
                                                       -------   -------   -------

    The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2001       2002
                                                                ----       ----
Current deferred income tax benefit (liability):
    Accrued compensation and related benefits...............  $  7,574   $  5,851
    Investment limited partnerships basis differences.......      (713)     3,692
    Investment write-downs for unrealized losses deemed
      other than temporary on marketable securities.........     1,095      3,142
    Accrued liabilities of SEPSCO discontinued operations
      (Note 18).............................................     1,095      1,050
    Severance, relocation and closed facilities reserves....       203      1,005
    Unrealized (gains) losses, net, on available-for-sale
      and trading securities and securities sold with an
      obligation to purchase (Note 5).......................      (439)       692
    Allowance for doubtful accounts.........................       587        490
    Other, net..............................................     2,093         12
                                                              --------   --------
                                                                11,495     15,934
                                                              --------   --------
Non-current deferred income tax benefit (liability):
    Gain on sale of propane business........................   (37,003)   (37,003)
    Reserve for contingencies and other tax matters, net....   (15,148)   (15,148)
    Investment in propane business other basis
      differences...........................................   (11,286)    (8,936)
    Accelerated depreciation and other property basis
      differences...........................................    (6,834)    (8,888)
    Intangible assets basis differences.....................        --      4,495
    Investment write-downs for unrealized losses deemed
      other than temporary on non-current investments.......       734      2,368
    Other, net..............................................       (69)     2,145
                                                              --------   --------
                                                               (69,606)   (60,967)
                                                              --------   --------
                                                              $(58,111)  $(45,033)
                                                              --------   --------
                                                              --------   --------

    The decrease in the net deferred income tax liability from $58,111,000 at December 30, 2001 to $45,033,000 at December 29, 2002, or a decrease of $13,078,000, exceeds the 2002 benefit for deferred

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

income taxes of $1,398,000. The difference of $11,680,000 is principally due to the recognition of net deferred tax assets in connection with the Sybra Acquisition.

    A reconciliation of the difference between the reported provision for (benefit from) income taxes and the provision (benefit) that would result from applying the 35% Federal statutory rate to the income or loss from continuing operations before income taxes and minority interests is as follows (in thousands):

                                                        2000      2001      2002
                                                        ----      ----      ----
Income tax provision (benefit) computed at Federal
  statutory rate.....................................  $   774   $ 6,094   $(5,822)
Increase (decrease) in Federal income taxes resulting
  from:
    Minority interests in loss of a consolidated
      subsidiary.....................................    --           88     1,242
    Non-deductible compensation......................    9,702     1,131       782
    State income taxes, net of Federal income tax
      benefit........................................    1,841     1,076       972
    Amortization of non-deductible goodwill..........      284       284     --
    Dividend income exclusion........................     (350)     (271)     (567)
    Other, net.......................................      117       294        64
                                                       -------   -------   -------
                                                       $12,368   $ 8,696   $(3,329)
                                                       -------   -------   -------
                                                       -------   -------   -------

    The Company's Federal income tax returns for years subsequent to 1993 have not been examined by the IRS. However, should any income taxes or interest be assessed as the result of any Federal or state examinations for periods through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $4,984,000 of any resulting income taxes or associated interest relating to the operations of Snapple Beverage Group and Royal Crown.

(14) STOCKHOLDERS' EQUITY

Class A Common Stock

    The Company's class A common stock (the 'Class A Common Stock') has one vote per share. There were no changes in the 100,000,000 shares authorized and the 29,550,663 shares issued of Class A Common Stock throughout 2000, 2001 and 2002.

Class B Common Stock

    In October 2001, the Company authorized 100,000,000 shares of a new class B common stock (the 'Class B Common Stock'), none of which have been issued through December 29, 2002, and eliminated and effectively canceled the previously authorized 25,000,000 shares of its former non-voting class B common stock (the 'Former Class B Common Stock'). The voting rights of the Class B Common Stock will not be determined until an issuance thereof. All outstanding shares of the Former Class B Common Stock, which were held by affiliates of Victor Posner (the 'Posner Entities'), had been repurchased by the Company, as disclosed in more detail below under 'Treasury Stock.' Victor Posner was a former Chairman and Chief Executive Officer of Triarc prior to May 1993. As a result of the effective cancellation of the 5,997,622 shares of the Former Class B Common Stock, the Company recorded an entry in 2001 within stockholders' equity which reduced 'Common stock' by $600,000, 'Additional paid-in capital' by $83,211,000, 'Retained earnings' by $43,325,000 and 'Common stock held in treasury' by $127,136,000.

Preferred Stock

    The Company increased the number of authorized preferred shares to 100,000,000 in October 2001 from 25,000,000, none of which were issued throughout 2000, 2001 and 2002. The authorized preferred stock

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

previously included 5,982,866 shares designated as redeemable preferred stock until such shares were retired on August 20, 2001. As a result, all of the authorized 100,000,000 shares of preferred stock are undesignated.

Treasury Stock

    A summary of the changes in the number of shares of Class A Common Stock and Former Class B Common Stock held in treasury is as follows (in thousands):

                                                  2000                2001           2002
                                            -----------------   -----------------   -------
                                                      FORMER              FORMER
                                            CLASS A   CLASS B   CLASS A   CLASS B   CLASS A
                                            -------   -------   -------   -------   -------
Number of shares at beginning of year.....   9,773     1,999     9,224     3,998     9,194
Common shares acquired from Posner
  Entities (a)............................      --     1,999      --       1,999      --
Common shares acquired in open market
  transactions............................      --      --         300      --         289
Common shares acquired from certain
  officers and a director of the Company (b) 1,046      --        --        --        --
Common shares retired (c).................    --        --        --      (5,997)     --
Common shares issued from treasury upon
  exercises of stock options..............  (1,585)     --        (323)     --        (311)
Common shares issued from treasury for
  directors' fees.........................      (9)     --          (7)     --          (6)
Other.....................................      (1)     --        --        --        --
                                            ------     -----     -----    ------     -----
Number of shares at end of year...........   9,224     3,998     9,194      --       9,166
                                            ------     -----     -----    ------     -----
                                            ------     -----     -----    ------     -----

---------

 (a) In August 1999 Triarc entered into a contract to repurchase in three separate transactions the 5,997,622 shares of the Former Class B Common Stock then held by the Posner Entities for an aggregate of $127,050,000. Triarc completed the purchases of 1,999,207 shares of Former Class B Common Stock (the 'Class B Repurchases') each on August 19, 1999, August 10, 2000 and August 10, 2001. The August 10, 2000 and August 10, 2001 Class B Repurchases were for an aggregate of $42,343,000 and $43,843,000, respectively, at negotiated prices of $21.18 and $21.93 per share, respectively, plus expenses of $30,000 for the August 10, 2000 repurchase. The negotiated prices were based on the fair market value of the Class A Common Stock of $20.44 per share at the time the transaction was negotiated. The August 10, 2001 payment resulted in the reduction to zero of the 'Common stock to be acquired' component of 'Stockholders' equity.'

 (b) During December 2000 the Company repurchased 1,045,834 shares of its Class A Common Stock from certain of its officers and a director for an aggregate cost of $25,942,000 (see disclosure below).

 (c) On October 25, 2001, all of the previously authorized 25,000,000 shares of the Former Class B Common Stock were eliminated and effectively canceled (see disclosure above), which effectively retired all 5,997,622 shares of the Former Class B Common Stock then held in treasury.

Written Call Option

    Prior to February 8, 2003, Cadbury had the right to cause the Company to issue Class A Common Shares upon conversion of the Debentures assumed by Cadbury, which effectively established a written call option on such stock (the 'Written Call Option'). Cadbury called the Debentures for redemption in full with a redemption date of February 9, 2003 and the Written Call Option terminated without any Class A Common Stock being called under the option. The original fair value of the Written Call Option of $1,476,000 as of October 25, 2000 was recorded as a reduction of the 'Gain on disposal' component of 'Total income from

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

discontinued operations' in the accompanying consolidated income statement for the year ended December 31, 2000 (see Note 18). The fair value of the Written Call Option, of $30,000 as of December 30, 2001 and less than $1,000 as of December 29, 2002, was reported as a liability included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary' in the accompanying consolidated balance sheets. The reduction in the fair value of the Written Call Option of $653,000 from October 25, 2000 to December 31, 2000, $793,000 during 2001 and $30,000 during 2002 was reported as a component of 'Other income, net' (see Note 17). The fair value of the Written Call Option was determined by independent third-party consultants using the Black-Scholes option pricing model.

Stock-Based Compensation

    The Company maintains or maintained several equity plans (the 'Equity Plans') which collectively provide or provided for the grant of stock options to certain officers, key employees, consultants and non-employee directors and shares of Class A Common Stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. The Equity Plans include the 2002 Equity Participation Plan which was approved by the Company's stockholders in June 2002 and which authorized an additional 5,000,000 shares for grants of stock options, tandem stock appreciation rights and restricted shares of the Company's common stock. As of December 29, 2002, there are 5,398,442 shares available for future grants under the Equity Plans.

    A summary of changes in outstanding stock options under the Equity Plans is as follows:

                                                                                WEIGHTED AVERAGE
                                              OPTIONS         OPTION PRICE        OPTION PRICE
                                              -------         ------------        ------------
    Outstanding at January 2, 2000.........  10,611,565        $6.39-$30.00          $17.78
    Granted during 2000 (a)................   1,018,000      $19.00-$25.4375         $25.17
    Exercised during 2000..................  (1,584,545)      $6.39-$23.3125         $14.31
    Stock options settled for cash or on a
      net share basis (b)..................    (868,755)     $10.125-$23.6875        $16.60
    Terminated during 2000.................    (257,847)      $10.125-$27.00         $19.55
                                             ----------
    Outstanding at December 31, 2000.......   8,918,418       $10.125-$30.00         $19.31
    Granted during 2001 (a)................     912,500       $24.60-$26.15          $24.69
    Exercised during 2001..................    (323,334)     $10.125-$24.125         $17.56
    Stock options surrendered by the
      Executives (see Note 23).............    (775,000)         $20.125             $20.13
    Terminated during 2001.................    (143,000)     $16.875-$26.4375        $23.35
                                             ----------
    Outstanding at December 30, 2001.......   8,589,584       $10.125-$30.00         $19.81
    Granted during 2002 (a)................   1,031,000       $26.93-$27.17          $26.94
    Exercised during 2002..................    (311,496)     $10.125-$25.4375        $19.67
    Terminated during 2002.................     (47,667)     $17.75-$25.4375         $24.39
                                             ----------
    Outstanding at December 29, 2002.......   9,261,421       $10.125-$30.00         $20.58
                                             ----------
                                             ----------

---------

 (a) The weighted average grant date fair values of stock options granted under the Equity Plans during 2000, 2001 and 2002, all of which were granted at exercise prices equal to the market price of the stock on the grant date, were $11.37, $8.12 and $8.22, respectively.

 (b) Includes 856,169 stock options held by the employees of Snapple Beverage Group and Royal Crown who chose to surrender these options prior to the Snapple Beverage Sale (see discussion below).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    A summary of exercisable stock options under the Equity Plans is as follows:

                                                                                WEIGHTED AVERAGE
                                                 OPTIONS       OPTION PRICE       OPTION PRICE
                                                 -------       ------------       ------------
    December 31, 2000.........................  3,468,671     $10.125-$30.00        $17.16
    December 30, 2001.........................  3,921,423     $10.125-$30.00        $17.79
    December 29, 2002.........................  4,643,922     $10.125-$30.00        $18.64

    The following table sets forth information relating to stock options outstanding and stock options exercisable at December 29, 2002 under the Equity
Plans:

                        STOCK OPTIONS OUTSTANDING                               STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------   -------------------------------
                            OUTSTANDING AT      WEIGHTED       WEIGHTED      OUTSTANDING AT      WEIGHTED
                               YEAR-END      AVERAGE YEARS      AVERAGE         YEAR-END          AVERAGE
       OPTION PRICE              2002          REMAINING     OPTION PRICE         2002         OPTION PRICE
       ------------              ----          ---------     ------------         ----         ------------
$10.125 - $13.375.........    1,050,835           2.9           $11.19          1,050,835         $11.19
$16.25 - $17.75...........      784,003           6.7           $17.52            784,003         $17.52
$18.00 - $19.75...........    1,093,500           0.6           $18.11          1,088,500         $18.11
$20.125...................    2,725,000           1.3           $20.13              --              --
$20.375 - $24.75..........    1,593,500           6.7           $23.59          1,056,831         $23.08
$25.00 - $30.00...........    2,014,583           8.9           $26.25            663,753         $25.58
                              ---------                                         ---------
                              9,261,421           4.5                           4,643,922
                              ---------                                         ---------
                              ---------                                         ---------

    Stock options under the Equity Plans generally have maximum terms of ten years and vest ratably over periods of generally three years but not exceeding five years from date of grant. However, an aggregate 2,725,000 stock options outstanding at December 29, 2002 granted on April 21, 1994 to the Executives at an exercise price of $20.125 per option vest on October 21, 2003.

    Stock options under the Equity Plans are generally granted at the fair market value of the Class A Common Stock at the date of grant. However, options granted in March 1997 included 1,331,000 options issued at a weighted average option price of $12.70 which was below the $14.82 weighted average fair market value of the Class A Common Stock on the respective dates of grant (based on the closing price on such dates), resulting in aggregate unearned compensation, representing the initial intrinsic value, of $2,823,000 originally reported in the 'Unearned compensation' component of stockholders' equity. Such unearned compensation was amortized as compensation expense over the applicable vesting period of one to three years through March 2000. During 2000, $61,000 of remaining unearned compensation was credited to 'Unearned compensation,' of which $49,000 relating to employees of Triarc and Arby's was charged to 'General and administrative' and $12,000 relating to employees of Snapple Beverage Group and Royal Crown was reported in the 'Loss from operations' component of 'Total income from discontinued operations.'

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

    As disclosed in Note (b) above, during October 2000 certain employees of Snapple Beverage Group and Royal Crown who held stock options for Triarc's Class A Common Stock surrendered 856,169 stock options prior to the Snapple Beverage Sale. Such option holders received an amount initially equal to the excess of $23.75 per option over the respective exercise prices of the underlying stock option, or an aggregate

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

$6,159,000 of cash, in this settlement. Such cash payment, net of $274,000 previously amortized for stock options issued below market, or $5,885,000, was recorded in the 'Gain on disposal' component of 'Total income from discontinued operations' in the accompanying consolidated income statement for the year ended December 31, 2000. Further, Triarc agreed to pay cash compensation to certain of these individuals for each option surrendered equal to the excess of the average of the five highest daily closing prices of Triarc's Class A Common Stock during the 90-day period following the October 25, 2000 date of the Snapple Beverage Sale over the $23.75 price used in the settlement, which aggregated $599,000 and was paid in January 2001. Since each of the five highest daily closing prices occurred during 2000, the Company recorded the liability for the full $599,000 in 2000 with an equal offsetting charge to 'General and administrative' expenses.

    During 2000, 2001 and 2002, there were certain other modifications to the vesting or exercise periods of stock options relating to certain terminated employees of the Company. Such modifications resulted in aggregate compensation of $491,000, $462,000 and $275,000 during 2000, 2001 and 2002, respectively, which was credited to 'Additional paid-in-capital' and was charged to 'General and administrative', except for $26,000 during 2000 relating to employees of Snapple Beverage Group and Royal Crown which was reported in the 'Loss from operations' component of 'Total income from discontinued operations.'

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

                                                                        WEIGHTED AVERAGE
                                        OPTIONS       OPTION PRICE        OPTION PRICE
                                        -------       ------------        ------------
Outstanding at January 2, 2000 (a)....   147,450     $107.05-$311.99        $128.55
Granted during 2000...................     2,501         $456.14            $456.14
Terminated during 2000................      (667)    $138.83-$311.99        $182.18
Stock options no longer the
  responsibility of the Company (see
  disclosure above)...................  (149,284)    $107.05-$456.14        $133.80
                                        --------
Outstanding and exercisable at
  December 31, 2000, December 30, 2001
  and December 29, 2002...............     --
                                        --------
                                        --------

---------

 (a) Exercisable stock options as of January 2, 2000 were 47,723 stock options at prices of $107.05 and $138.83 with a weighted average option price of $123.07.

    Stock options under the Snapple Beverage Plan were generally granted at the fair value of Snapple Beverage Common Stock at the date of grant as determined by independent appraisals. However, all 2,501 options granted in 2000 were issued at option prices below the fair market value of Snapple Beverage Common Stock on the date of grant resulting in aggregate compensation expense of $1,157,000, of which $412,000 relating to an employee of Triarc was included in 'General and administrative' and $745,000 relating to employees of Snapple Beverage Group was reported in the 'Loss from operations' component of 'Total income from discontinued operations.' The weighted average grant date fair value of the options granted during 2000 was $462.53. Stock options under the Snapple Beverage Plan had maximum terms of ten years and generally vested or would have vested ratably over periods approximating three years. However, 144,675 stock options reissued in 1999 vested or would have vested ratably on July 1 of 2000, 2001 and 2002.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    The Snapple Beverage Plan provided for an equitable adjustment of options in the event of a recapitalization or similar event. Effective as of May 17, 1999 the exercise prices of the Snapple Beverage Group options then outstanding that were granted prior to January 4, 1999 were equitably adjusted for the effects of net distributions of $91,342,000, principally consisting of transfers of cash and deferred tax assets from Snapple Beverage Group to Triarc, partially offset by the effect of the contribution of Stewart's to Snapple Beverage Group effective May 17, 1999. The exercise prices of options granted at $147.30 per share were equitably adjusted to $107.05 per share and options granted at $191.00 per share were equitably adjusted to $138.83 per share and a cash payment (the 'Cash Payment') of $51.34 and $39.40 per share, respectively, was due from the Company to the option holder following the exercise of the stock options and the occurrence of certain other events. The Company accounted for the equitable adjustment of the Snapple Beverage Group stock options in accordance with the intrinsic value method. In accordance therewith, the equitable adjustment, exclusive of the Cash Payment, was considered a modification to the terms of existing stock options. Compensation expense for the Cash Payment was recognized ratably over the vesting period of the stock options through the date such options were no longer the responsibility of the Company but remained the responsibility of Snapple Beverage Group under Cadbury's ownership in connection with the Snapple Beverage Sale. Such compensation expense with respect to option holders who were employees of Triarc of $306,000 during 2000 is included in 'General and administrative' in the accompanying consolidated income statement. Such compensation expense with respect to option holders who were employees of Snapple Beverage Group of $312,000, net of income taxes of $199,000, during 2000 was charged to the 'Loss from operations' component of 'Total income from discontinued operations.' Upon the release of the Company's obligation for such Cash Payment to option holders who were employees of Triarc, the related accruals of $1,550,000, net of income taxes of $883,000, were released and reported in the 'Gain on disposal' component of 'Total income from discontinued operations' (see Note 18). No compensation expense was recognized for the changes in the exercise prices of the outstanding options because such modifications to the options did not create a new measurement date under accounting principles generally accepted in the United States of America.

    As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the Class A Common Stock or the Snapple Beverage Common Stock, as applicable, at the respective dates of grant. The pro forma net income
(loss) and basic and diluted net income (loss) per share set forth in Note 1 adjusts such data as set forth in the accompanying consolidated income statements to reflect for the Equity Plans and, through October 25, 2000, for the Snapple Beverage Plan (1) the reversal of stock-based employee compensation expense determined under the intrinsic value method included in reported net income, (2) the recognition of total stock-based employee compensation expense for all 1995 through 2002 stock option grants determined under the fair value method and (3) the income tax effects of each. In 2000 the reduction in compensation expense recorded in accordance with the intrinsic value method exceeded the compensation expense based on the fair value method due to the expense recognized in accordance with the intrinsic value method of (a) $10,422,000 for the Company's repurchase of Class A Common Stock from certain officers and a director representing the excess of the market prices on the dates of purchase by the Company over the exercise prices of the underlying stock options and (b) $5,885,000 related to certain employees of Snapple Beverage Group and Royal Crown who surrendered 856,169 stock options for Triarc's Class A Common Stock prior to the Snapple Beverage Sale for cash, at prices in excess of the exercise prices of the underlying stock options, both as disclosed in more detail above.

    The fair value of stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes option pricing model with the weighted average assumptions set forth below. The fair value of stock options granted in 2000 under the Snapple Beverage Plan was assumed to be their intrinsic value since such options were issued shortly before the October 25, 2000 date of the Snapple Beverage Sale.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

                                                              2000   2001   2002
                                                              ----   ----   ----
Risk-free interest rate.....................................  5.19%  4.73%  3.68%
Expected option life in years...............................   7      7      7
Expected volatility.........................................  32.2%  17.0%  18.5%
Dividend yield..............................................  None   None   None

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

(15) CAPITAL MARKET TRANSACTION RELATED COMPENSATION

    The capital market transaction related compensation results from incentive compensation directly related to the consummation of the Snapple Beverage Sale in October 2000 and the issuance of the Securitization Notes in November 2000 consisting of (1) an aggregate of $22,500,000 to the Executives which was invested in two deferred compensation trusts (the 'Deferred Compensation Trusts') for their benefit in January 2001 (see Note 23) and (2) $3,510,000 paid to other officers and employees in January 2001. The incentive compensation payable to the Executives, together with investment income on the Deferred Compensation Trusts, is included in 'Deferred compensation payable to related parties' in the accompanying consolidated balance sheets.

(16) INVESTMENT INCOME, NET

    Investment income, net consisted of the following components (in thousands):

                                                        2000      2001       2002
                                                        ----      ----       ----
Interest income......................................  $16,478   $31,796   $ 10,910
Distributions, including dividends...................    1,599     1,246      2,095
Realized gains on available-for-sale marketable
  securities.........................................    5,752     2,882      2,651
Realized gains (losses) on trading marketable
  securities.........................................    2,190     1,650     (6,495)
Realized gains (losses) on securities sold and
  subsequently purchased.............................   (1,295)     (202)     7,795
Realized gains on sales of investment limited
  partnerships and similar investment entities.......   10,891       573        675
Unrealized losses on trading marketable securities...   (4,848)   (2,033)      (883)
Unrealized gains (losses) on securities sold with an
  obligation to purchase.............................    4,527     2,180     (1,020)
Other than temporary unrealized losses (a)...........   (3,669)   (3,466)   (14,531)
Equity in the earnings (losses) of investment limited
  partnerships and similar investment entities.......     (116)       84         46
Investment fees......................................     (794)   (1,078)      (392)
                                                       -------   -------   --------
                                                       $30,715   $33,632   $    851
                                                       -------   -------   --------
                                                       -------   -------   --------

---------

 (a) The Company recognized unrealized losses deemed to be other than temporary on certain marketable securities classified as available-for-sale, certain investments in limited partnerships, including 280 BT, EBT and 280 KPE Holdings, LLC, Encore and certain non-marketable common and preferred stocks and
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(footnotes continued from previous page)

     reduced the cost basis of those investments. Such losses were deemed to be other than temporary due to declines in the underlying economics of the specific security or volatility in capital and lending markets. These unrealized losses were before minority interests in 280 BT of $264,000 and $3,448,000 in 2001 and 2002, respectively.

(17) OTHER INCOME, NET

    Other income, net consisted of the following income (expense) components (in thousands):

                                                         2000      2001      2002
                                                         ----      ----      ----
Interest income on note receivable from the Executives
  (Note 23)...........................................  $  --     $   148   $    62
Interest income related to the Snapple Beverage
  Sale (a)............................................     --       8,284       --
Other interest income.................................      686       284       283
Amortization of debt guarantee reserves...............      247       209       324
Sublease rental income................................      327       483       278
Sublease rental expense...............................     (207)     (209)     (180)
Equity in (losses) earnings of investees (Note 8).....   (2,307)     (221)      260
Reduction in fair value of the Written Call Option
  (Note 14)...........................................      653       793        30
Sybra's two-day results of operations (Note 3)........     --        --          15
Settlement of bankruptcy claims with a former
  affiliate previously written off....................      859      --           8
Adjustment to prior period gain on pension
  termination (b).....................................     --          506      --
Gain (loss) on lease termination......................      337       (12)      --
Recognition of deferred gain on sale of restaurants...      471      --         --
Other income..........................................      211        76       346
Other expenses........................................      (36)     (150)      (68)
                                                        -------   -------   -------
                                                        $ 1,241   $10,191   $ 1,358
                                                        -------   -------   -------
                                                        -------   -------   -------

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

 (b) The Company received $1,461,000 of compensation in 2001 resulting from the demutualization of the insurance company from which a group annuity contract was purchased in July 1987 to provide for pension payments to participants in connection with the settlement of certain pension obligations associated with the termination of a pension plan effective June 1985. Of such compensation, $506,000 related to continuing operations and is included above in 'Other income, net' and $955,000 related to the discontinued operations associated with the Snapple Beverage Sale and is included, net of income taxes, in the 'Gain on disposal' component of 'Total income from discontinued operations' in 2001.

(18) DISCONTINUED OPERATIONS

    On October 25, 2000, the Company consummated the Snapple Beverage Sale (see
Note 3) and, as set forth in Note 1, these beverage businesses have been accounted for as discontinued operations (the 'Beverage Discontinued Operations') in 2000 through the date of sale. Further, prior to 2000 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the 'SEPSCO Discontinued Operations') which have been accounted for as discontinued

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

operations and of which there remain certain obligations not transferred to the buyers of the discontinued businesses to be liquidated and incidental properties of the refrigeration business to be sold.

    The income (loss) from discontinued operations consisted of the following (in thousands):

                                                        2000      2001      2002
                                                        ----      ----      ----
Loss from operations, plus income tax provision of
  $915..............................................  $ (8,868)  $ --      $ --
Gain on the disposal of the Former Beverage
  Businesses (see Note 3), net of income tax
  provisions of $226,765 during 2000 and $145,533
  during 2001 and representing an income tax benefit
  of $11,100 during 2002............................   480,946    43,450    11,100
                                                      --------   -------   -------
    Total income from discontinued operations.......  $472,078   $43,450   $11,100
                                                      --------   -------   -------
                                                      --------   -------   -------

    The loss from discontinued operations relating to the Former Beverage Businesses from January 3, 2000 through their date of sale of October 25, 2000 consisted of the following (in thousands):

Revenues and other income...................................  $681,063
Loss before income taxes....................................    (7,953)
Provision for income taxes..................................      (915)
Net loss....................................................    (8,868)

    The Company's discontinued operations had a provision for income taxes despite a loss before income taxes in 2000 principally due to (1) the amortization of non-deductible unamortized costs in excess of net assets of acquired companies and (2) the differing impact of the mix of pretax loss or income among the combined entities since the Company files state income tax returns on an individual company basis.

    Net current liabilities relating to discontinued operations as of December 30, 2001 and December 29, 2002 consisted of the following (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2001      2002
                                                               ----      ----
Accrued expenses, including accrued income taxes, of the
  Beverage Discontinued Operations..........................  $29,067   $30,316
Net liabilities of the SEPSCO Discontinued Operations (net
  of assets held for sale of $234)..........................    2,895     2,767
                                                              -------   -------
                                                              $31,962   $33,083
                                                              -------   -------
                                                              -------   -------

    Accrued expenses, including accrued income taxes, of the Beverage Discontinued Operations as of December 29, 2002 represent remaining liabilities payable with respect to the Beverage Discontinued Operations. The net liabilities of SEPSCO Discontinued Operations principally represent liabilities that have not been liquidated as of December 29, 2002. The Company expects that the liquidation of the remaining liabilities associated with both the Beverage Discontinued Operations and the SEPSCO Discontinued Operations as of December 29, 2002 will not have any material adverse impact on its financial position or results of operations.

(19) EXTRAORDINARY CHARGES

    The 2000 extraordinary charges resulted from the early assumption or extinguishment, as applicable, of (1) the Senior Notes co-issued by TCPG and Snapple Beverage Group, (2) the Beverage Credit Facility maintained by Snapple, Mistic, Stewart's, Royal Crown and RC/Arby's and (3) the Triarc Debentures. These extraordinary charges consisted of (1) the write-off of previously unamortized deferred financing costs of $27,491,000, (2) the payment of prepayment penalties of $5,509,000 and (3) fees of $17,000, all less income tax benefit of $12,337,000.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(20) RETIREMENT BENEFIT PLANS

    The Company maintains two 401(k) defined contribution plans (the '401(k) Plans') covering all of its employees who meet certain minimum requirements and elect to participate, including employees of Sybra subsequent to December 27, 2002. Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20% (15% prior to January 1, 2002) for one of the 401(k) Plans and 15% for the other plan, subject to certain limitations. One of the 401(k) Plans provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof, whereas the other plan does not currently provide for matching contributions. In addition, the 401(k) Plans permit discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the 401(k) Plans. In connection with both of these employer contributions, the Company provided $924,000, $1,004,000 and $1,174,000 as compensation expense in 2000, 2001 and 2002, respectively.

    The Company maintains two defined benefit plans for eligible employees through December 31, 1988 of certain subsidiaries, benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans.

    A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of the plans' assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are (in thousands):

                                                               2001     2002
                                                               ----     ----
Change in accumulated benefit obligations:
    Accumulated benefit obligations at beginning of year....  $3,902   $3,788
    Service cost (consisting entirely of plan expenses).....      91      118
    Interest cost...........................................     254      254
    Actuarial loss..........................................     116    1,091
    Benefit payments........................................    (433)    (366)
    Plan expense payments...................................    (142)    (114)
                                                              ------   ------
    Accumulated benefit obligations at end of year..........   3,788    4,771
                                                              ------   ------
Change in fair value of the plans' assets:
    Fair value of the plans' assets at beginning of year....   4,074    3,878
    Actual gain (loss) on the plans' assets.................     379      (56)
    Company contributions...................................      --      431
    Benefit payments........................................    (433)    (366)
    Plan expense payments...................................    (142)    (114)
                                                              ------   ------
    Fair value of the plans' assets at end of year..........   3,878    3,773
                                                              ------   ------
Funded (unfunded) status at end of year.....................      90     (998)
Unrecognized net actuarial and investment (gain) loss.......      (4)   1,456
                                                              ------   ------
    Net amount recognized...................................  $   86   $  458
                                                              ------   ------
                                                              ------   ------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    The net amount recognized in the consolidated balance sheets consisted of the following (in thousands):

                                                                 YEAR-END
                                                              --------------
                                                              2001     2002
                                                              ----     ----
Accrued pension liability reported in 'Other liabilities,
  deferred income and minority interests in a consolidated
  subsidiary'...............................................  $(148)  $ (998)
Unrecognized pension loss reported in 'Accumulated other
  comprehensive income (deficit)' component of
  'Stockholders' equity'....................................    234    1,456
                                                              -----   ------
    Net amount recognized...................................  $  86   $  458
                                                              -----   ------
                                                              -----   ------

    As of December 30, 2001, one of the plans had an accumulated benefit obligation of $1,756,000 which was in excess of the fair value of the plan assets of $1,445,000. As of December 29, 2002, both plans have accumulated benefit obligations in excess of the fair value of each of the plans' assets.

    The components of the net periodic pension cost (credit) are as follows (in thousands):

                                                             2000    2001    2002
                                                             ----    ----    ----
Service cost (consisting entirely of plan expenses)........  $  38   $  91   $ 118
Interest cost..............................................    269     254     254
Expected return on the plans' assets.......................   (335)   (296)   (314)
Amortization of unrecognized net (gain) loss...............     (9)     (3)      1
                                                             -----   -----   -----
    Net periodic pension cost (credit).....................  $ (37)  $  46   $  59
                                                             -----   -----   -----
                                                             -----   -----   -----

    The unrecognized pension loss in 2000 and 2002, and the recovery in 2001, less related deferred income taxes, has been reported as 'Unrecognized pension loss' and 'Recovery of unrecognized pension loss,' respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders' equity (deficit) consisting of the following (in thousands):

                                                            2000    2001    2002
                                                            ----    ----    ----
Unrecognized pension (loss) recovery......................  $(320)  $ 87   $(1,222)
Deferred income tax benefit (provision)...................    122    (33)      438
                                                            -----   ----   -------
                                                            $(198)  $ 54   $  (784)
                                                            -----   ----   -------
                                                            -----   ----   -------

    The actuarial assumptions used in measuring the net periodic pension cost (credit) and accumulated benefit obligations are as follows:

                                                                2000    2001    2002
                                                                ----    ----    ----
Net periodic pension cost (credit):
    Expected long-term rate of return on plan assets........    8.0%    8.0%    8.0%
    Discount rate...........................................    7.5%    7.5%    7.0%
Benefit obligations as of end of year:
    Discount rate...........................................            7.0%    5.5%

    The effect of the decrease in the discount rate used in measuring the net periodic pension cost from 2001 to 2002 resulted in a decrease in the net periodic pension cost of $6,000. The decrease in the discount rate used in measuring the accumulated benefit obligations from 2001 to 2002 resulted in an increase in the accumulated benefit obligations of $535,000. In addition, a change in the mortality table used in determining the accumulated benefit obligations from 2001 to 2002 resulted in an additional increase of $427,000. Both of these increases in the accumulated benefit obligations are reflected in the 'Actuarial loss' component of the change in accumulated benefit obligations during 2002 above.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(21) LEASE COMMITMENTS

    The Company leases real property and transportation, restaurant and office equipment, principally related to Sybra. Some leases related to restaurant operations provide for contingent rentals based on sales volume.

    Rental expense under operating leases consisted of the following components (in thousands):

                                                           2000     2001     2002
                                                           ----     ----     ----
Minimum rentals.........................................  $3,882   $4,154   $4,133
Contingent rentals......................................    --       --          6
                                                          ------   ------   ------
                                                           3,882    4,154    4,139
Less sublease income....................................     327      483      278
                                                          ------   ------   ------
                                                          $3,555   $3,671   $3,861
                                                          ------   ------   ------
                                                          ------   ------   ------

    The Company has recorded $3,274,000 of 'Favorable leases' included in 'Other intangible assets' (see Note 9) and $15,506,000 of unfavorable leases included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary.' The Company's future minimum rental payments, reduced by the $12,232,000 of net unfavorable leases the Company has provided as previously set forth and excluding (1) the lease obligations assumed by RTM Restaurant Group, Inc. in connection with the May 1997 sale of restaurants (see Note 22) and
(2) sublease rental receipts for noncancelable leases having an initial lease term in excess of one year as of December 29, 2002 are as follows (in thousands):

                                                                              SUBLEASE
                                                     RENTAL PAYMENTS       RENTAL RECEIPTS
                                                 -----------------------   ---------------
                                                 CAPITALIZED   OPERATING      OPERATING
FISCAL YEAR                                        LEASES       LEASES         LEASES
-----------                                        ------       ------         ------
2003...........................................    $ 1,486     $ 16,250        $  391
2004...........................................      1,481       14,315           349
2005...........................................      1,169       12,507           282
2006...........................................        798       11,058           282
2007...........................................        554       10,684           179
Thereafter.....................................      4,651       77,015           176
                                                   -------     --------        ------
    Total minimum payments.....................     10,139     $141,829        $1,659
                                                               --------        ------
                                                               --------        ------
Less interest..................................      4,491
                                                   -------
Present value of minimum capitalized lease
  payments.....................................    $ 5,648
                                                   -------
                                                   -------

    The present value of minimum capitalized lease payments is included either with 'Long-term debt' or 'Current portion of long-term debt,' as applicable, in the accompanying consolidated balance sheet as of December 29, 2002 (see
Note 10).

(22) GUARANTEES

    National Propane retains a less than 1% special limited partner interest in its former propane business, now known as AmeriGas Eagle Propane, L.P. ('AmeriGas Eagle'). National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify (the 'Indemnification') the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of December 29, 2002, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $30,000,000 as of December 29, 2002, which amount was increased to $50,000,000 as of January 1, 2003. The Company believes it is unlikely that it will be called upon to make any payments under the

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

Indemnification. In August 2001, AmeriGas Propane L.P. ('AmeriGas Propane') purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments if AmeriGas Propane required the repurchase or the Company would accelerate payment of deferred taxes associated with the July 1999 sale of the propane business if National Propane required the repurchase.

    Triarc has guaranteed obligations under mortgage and equipment notes payable through 2015 (the 'Mortgage and Equipment Notes Guarantee') which were assumed by subsidiaries of RTM Restaurant Group, Inc. ('RTM'), the largest franchisee in the Arby's system, in connection with the May 1997 sale of all 355 of the then Company-owned restaurants to RTM (the 'Restaurant Sale'), of which approximately $44,000,000 and $42,000,000 were outstanding as of December 30, 2001 and December 29, 2002, respectively.

    In connection with the Restaurant Sale, substantially all lease obligations associated with the sold restaurants were also assumed by RTM, although the Company remains contingently liable if the future lease payments, which extend through 2031 including all then existing extension or renewal option periods, are not made by RTM (the 'Lease Guarantee'). Such lease obligations could aggregate a maximum of approximately $73,000,000 and $66,000,000 as of December 30, 2001 and December 29, 2002, respectively, assuming RTM has made all scheduled payments thereof through those dates.

    The Company also guarantees certain debt of Encore, as disclosed in
Note 23.

    The carrying amounts of the Mortgage and Equipment Notes Guarantee, the Lease Guarantee and the guarantee of Encore senior notes (see Note 23) aggregated $992,000 and $669,000 as of December 30, 2001 and December 29, 2002, respectively. Such carrying amounts are included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary' in the accompanying consolidated balance sheets (see Note 12).

(23) TRANSACTIONS WITH RELATED PARTIES

    Deferred compensation expense of $1,856,000 and $1,350,000 was recognized in 2001 and 2002, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company recognized investment income of $171,000 on the investments in the Deferred Compensation Trusts during 2001 but was not able to recognize any investment income on the increase in the value of those investments during 2002. This disparity between compensation expense and investment income recognized will reverse in future periods as either (1) the investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. Investment income on the Deferred Compensations Trusts is included in 'Investment income, net' and Deferred compensation expense is included in 'General and administrative' in the accompanying consolidated income statements. The obligation to the Executives is reported as 'Deferred compensation payable to related parties' and the investments in the Deferred Compensation Trusts are included in 'Investments' in the accompanying consolidated balance sheets.

    The Company leased a helicopter until April 4, 2002 from a subsidiary of Triangle Aircraft Services Corporation ('TASCO'), a company owned by the Executives, under a dry lease which was scheduled to expire in September 2002. Annual rent for the helicopter was $369,000 from January 19, 2000 through September 30, 2000, and increased to $382,000 and $392,000 as of October 1, 2000 and October 1, 2001, respectively, as a result of annual cost of living adjustments. The Company terminated its lease effective April 1, 2002 and paid $150,000 to TASCO to be released from all of its remaining obligations under the lease, including a then remaining rental obligation of $196,000. In addition, the Company leased an airplane

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

until January 19, 2000 from 280 Holdings, LLC, a then subsidiary of TASCO, pursuant to a dry lease for base annual rent which as of January 2, 2000 was $3,078,000. On January 19, 2000 the Company acquired the airplane through its acquisition of 280 Holdings, LLC for $27,210,000 consisting of cash of $9,210,000 and the assumption of the $18,000,000 Promissory Note. The purchase price was based on independent appraisals and was approved by the Company's audit committee and board of directors. Under the terms of the dry lease for both aircraft, the Company paid the operating expenses, including repairs and maintenance, of the aircraft directly to third parties. The aggregate expense attributable to lease related payments to TASCO, including the amortization of a lease option entered into in 1997 aggregated $574,000, $385,000 and $248,000 for 2000, 2001 and 2002, respectively. On January 19, 2000 the Company was reimbursed $1,200,000 by TASCO representing the return of substantially all of the remaining unamortized amount paid for the lease option.

    A class action lawsuit relating to certain awards of compensation to the Executives in 1994 through 1997 was settled effective March 1, 2001 whereby, among other things, (1) the Company received an interest-bearing note (the 'Executives' Note') from the Executives, in the aggregate amount of $5,000,000, receivable in three equal installments due March 31, 2001, 2002 and 2003 and
(2) as set forth in Note 14, the Executives surrendered an aggregate of 775,000 stock options awarded to them in 1994. The Company recorded the $5,000,000 during 2001 as a reduction of compensation expense included in 'General and administrative' in the accompanying consolidated income statement for the year ended December 30, 2001, since the settlement effectively represents an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum and, in accordance with its terms, was adjusted on April 2, 2001 to 4.92% per annum and was again adjusted on April 1, 2002 to 1.75%. The Company recorded interest income on the Executives' Note of $148,000 and $62,000 during 2001 and 2002, respectively. During 2001 and 2002 the Company collected the first and second installments aggregating $3,333,000 on the Executives' Note plus related interest. The remaining balance of the Executives' Note of $1,667,000 as of December 29, 2002 is included in 'Receivables' in the accompanying consolidated balance sheet.

    The Company's president and chief operating officer has an equity interest in a franchisee that owns an Arby's restaurant. That franchisee is a party to a standard Arby's franchise license agreement and pays to Arby's fees and royalty payments that unaffiliated third-party franchisees pay. Under an arrangement that pre-dated the Sybra Acquisition, Sybra manages the restaurant for the franchisee and has not received any compensation for its services during 2002.

    As part of its overall retention efforts, the Company has provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management through December 30, 2001. The Company did not enter into any new co-investments or make any co-investment loans to management officers or employees during 2002 and management notified the Company's board of directors that the Company does not intend to make any further co-investment loans. Moreover, under the Sarbanes-Oxley Act of 2002, the Company is not permitted to make any new loans to its executive officers. The co-investment and corporate opportunity policy, as amended in May 2001 and approved by the Company's audit committee, provided that the Company could make loans to management, not to exceed an aggregate of $5,750,000 principal amount outstanding, where the Company's portion of the aggregate co-investment was at least 20%. Each loan could not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and was to be evidenced by promissory notes, of which at least one-half were to be recourse notes, secured by such member's co-investment shares. The promissory notes were to mature no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee; and bear interest at the prime rate payable annually in arrears. The Company and certain of its management had entered into four co-investments in accordance with this policy: (1) EBT (see Note 8), (2) 280 KPE Holdings, LLC ('280 KPE'), (3) K12 Inc. ('K12'), a Cost Investment and
(4) 280 BT (see Note 6). EBT, 280 KPE and 280 BT are limited liability holding companies principally owned by the Company and present and former company management that, among other parties, invested in operating companies. The investment in K12,

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

however, is directly in the operating company. The underlying investments held by EBT and 280 KPE became worthless. Information pertaining to each of these co-investments is as follows (dollars in thousands):

                                      EBT         280 KPE        K12         280 BT
                                      ---         -------        ---         ------
Ownership percentages at
  December 29, 2002:
    Company....................      18.6%           100%(b)     2.7%          57.4%(c)
    Present and former company
      management...............      56.4%         --   %(b)     0.7%          41.8%
    Unaffiliated...............      25.0%         --   %       96.6%           0.8%

Received from management on
  date of co-investment:         December 1999   March 2000   July 2001   November 2001
    Cash.......................      $376           $677        $222         $  825
    Recourse notes.............       376            600         222            825
    Non-recourse notes.........       376            600         222            825

Management notes outstanding at
  December 29, 2002:
    Principal balance..........      $353 (a)     $--   (b)     $444         $1,550 (c)
    Allowance for uncollectible
      non-recourse notes (a)...      (176)(a)      --            --            (393)(d)
    Accrued interest...........        --          --   (b)        9              6
    Interest rate (reset
      annually)................      4.25%         --           4.75%          4.25%

---------

 (a) Reflects the collection of $90,000 in 2002 and an allowance for uncollectible notes established in 2002 for outstanding non-recourse notes due to the worthlessness of the investments by EBT during 2002. The related provision for uncollectible notes of $176,000 is included in 'General and administrative' in the accompanying consolidated income statement for 2002. In addition, $5,000 of accrued interest associated with the non-recourse notes was also written off as a reduction of the 'Other interest income' component of 'Other income, net' (see Note 17) in 2002.

 (b) Reflects the collection of $3,000 in 2000, the reduction of $762,000 in 2001 for the release for future investment obligations which were never drawn upon and the write-off of $219,000 in 2001 of non-recourse notes which were forgiven in 2002 due to the worthlessness of the underlying investments held by 280 KPE and included in 'General and administrative' in the accompanying consolidated income statement for 2001. In addition, $14,000 of accrued interest associated with the non-recourse notes forgiven was also written off as a reduction of the 'Other interest income' component of 'Other income, net' (see Note 17) in 2001. The remaining $216,000 of recourse notes and related accrued interest was collected during 2002. Prior to the surrender of all their interests in 280 KPE to the Company upon the forgiveness of the non-recourse notes, present and former company management owned 74.7% and the Company owned the remaining 25.3% of 280 KPE.

 (c) Reflects the collection of $50,000 in 2002 and the surrender in 2002 by a former Company officer of 1.5% of his 2.5% co-investment interest in 280 BT to the Company in settlement of a $50,000 non-recourse loan, which resulted in an increase in the Company's ownership percentage to 57.4% from 55.9%. Such settlement resulted in a pretax gain to the Company of $48,000 consisting of a reduction of the minority interests in 280 BT of $100,000 as a result of the Company now owning the 1.5% surrendered interest less the $52,000 charge for the extinguishment of the $50,000 non-recourse note and related accrued interest. The reduction of the minority interests was included as a credit to 'Minority interests in loss of a consolidated subsidiary' and the charge for the extinguishment of the note was included in 'General and
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(footnotes continued from previous page)

     administrative' in the accompanying consolidated income statement for the year ended December 29, 2002.

 (d) Reflects an allowance for uncollectible notes established in 2002 for the portion of the non-recourse notes which the Company estimates will not be collected due to declines in value of the underlying investments of 280 BT. The related provision of $393,000 was included in 'General and administrative' in 2002.

    As indicated above, both the Company and certain of its management officers made a co-investment in 280 BT in November 2001, which was in addition to a cash-only co-investment previously made in May 1998. 280 BT invested all of such November 2001 proceeds in Scientia Preferred Shares. The Company and an officer who is not one of the Executives and who co-invested in 280 BT had previously invested in ordinary shares (the 'Scientia Ordinary Shares') of Scientia. The Scientia Ordinary Shares were acquired for a significantly lower cost per share, while the Scientia Preferred Shares provide for dividend and liquidation preferences. The officer owns a higher percentage of Scientia Ordinary Shares than the Company owns while the officer owns a lower percentage of Scientia Preferred Shares than the Company owns. The officer could have indirectly benefited from the lower average cost of his investments compared with that of the Company's investments. However, because of a substantial decline in value of the Scientia Ordinary Shares during 2002, it is unlikely the officer will realize this benefit.

    In addition to the co-investments set forth in the preceding table, the Company and certain of its officers, including entities controlled by them, have invested in Encore, resulting in the Company owning 7.2% and present officers collectively owning 17.2% of Encore's issued and outstanding common stock as of December 29, 2002. The Company and certain of its then officers and employees had co-invested in Encore prior to an initial public offering by Encore of its common stock in July 1999 (the 'Encore IPO'), resulting in the Company acquiring an 8.4% share and certain of the present and former officers acquiring a 15.7% collective share, as adjusted for the effect of the Encore IPO. In October 2002 the Company made a restricted stock award of 90,000 shares of Encore common stock owned by it to an officer of the Company who is not one of the Executives and who began serving on Encore's board of directors. Such award reduced the Company's ownership of Encore's common stock by 1.2% to 7.2%. In connection with this award, the Company recorded the $72,000 fair market value of the Encore shares as of the date of grant as accrued compensation which is being amortized to expense ratably over the three-year vesting period of the restricted stock award. An equal offsetting deferred gain will be amortized to income equally upon each of the three annual vesting dates.

    In addition, as disclosed in Note 8, during 2002 the Company, certain of its officers, including entities controlled by them, and other significant stockholders of Encore invested in the Encore Preferred Stock. If all of the Encore Preferred Stock were converted, the ownership of the Company and the present officers in Encore common stock would increase to 13.1% and 23.7%, respectively.

    On January 12, 2000 the Company entered into a guarantee (the 'Note Guarantee') of $10,000,000 principal amount of senior notes that mature in January 2007 (the 'Encore Notes') issued by Encore to a major financial institution. In consideration for the guarantee, the Company received a fee of $200,000 and warrants to purchase 100,000 shares of Encore common stock at $.01 per share with an estimated fair value on the date of grant of $305,000. As disclosed in Note 8, during 2002 the outstanding principal amount of the Encore Notes was reduced from $10,000,000 to $7,250,000. The $10,000,000 guaranteed amount has been reduced to $6,698,000 as of December 29, 2002 and the guaranteed amount will be further reduced by (1) any repayments of the Encore Notes,
(2) any purchases of the Encore Notes by the Company and (3) the amount of certain investment banking or financial advisory services fees, if any, paid to the financial institution or its affiliates or, under certain circumstances, other financial institutions by the Company, Encore or another significant stockholder of Encore or any of their affiliates. The present and former officers of the Company, including entities controlled by them, who collectively owned 15.7% of Encore as of the Encore IPO, are not parties to the Note Guarantee and could indirectly benefit from it.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

    In addition to the Note Guarantee, the Company and certain other stockholders of Encore, including the present and former officers of the Company who had invested prior to the Encore IPO, on a joint and several basis, have entered into guarantees (the 'Bank Guarantees') and certain related agreements to guarantee up to $15,000,000 of revolving credit borrowings of a subsidiary of Encore. The Company would be responsible for approximately $1,800,000 assuming the full $15,000,000 was borrowed and all of the parties, other than the Company, to the Bank Guarantees and the related agreements fully perform thereunder. As of Encore's year end of December 31, 2002 Encore had $3,933,000 of outstanding revolving credit borrowings. In connection therewith, at December 29, 2002 the Company had $15,018,000 in an interest-bearing bank custodial account at the financial institution providing the revolving credit line which under the Bank Guarantees is subject to set off under certain circumstances if the parties to the Bank Guarantees and related agreements fail to perform their obligations thereunder. The interest-bearing bank account is included in 'Cash (including cash equivalents)' in the accompanying consolidated balance sheet as of December 29, 2002.

    Encore had encountered cash flow and liquidity difficulties in the past. However, Encore's liquidity and capital were positively impacted by the debt forgiveness and preferred stock investment referred to above. Encore also has returned to profitability, and it reported net income available to common stockholders for its year ended December 31, 2002. The Company currently believes that it is unlikely the Company will be required to make payments under the Note Guarantee and/or the Bank Guarantees.

    The Company, the Company's officers who had invested in Encore prior to the Encore IPO and certain other stockholders of Encore, through a then newly-formed limited liability company, CTW Funding, LLC ('CTW'), entered into an agreement on October 31, 2000 to make available to Encore a $2,000,000 revolving credit facility (the 'Encore Revolver') for working capital purposes which was extended through December 31, 2001, at which date it expired unused. The Company owned an 8.7% interest in CTW and, had any borrowings under the Encore Revolver occurred, all members of CTW would have been required to fund such borrowings in accordance with their percentage interests. In return for its commitment, CTW received warrants to purchase a total of 250,000 shares of Encore common stock at $.01 per share with an aggregate estimated fair value on the dates of grant of $108,000. The Company accounted for its investment in CTW in accordance with the Equity Method and had equity in the earnings of CTW of $2,000 and $7,000 in 2000 and 2001, respectively, that were fully offset in 2001 by recognizing equity in losses of Encore. During 2002 CTW exercised the warrants and was then liquidated, resulting in the Company receiving 21,822 shares of Encore common stock. Such shares had a less than 0.1% effect on the Company's ownership percentage of Encore because of the common shares issued to other members of CTW upon CTW's exercise of the warrants and liquidation.

    The Company also has related party transactions disclosed in Note 14 consisting of the Class B Repurchases from the Posner Entities and stock-based compensation.

(24) LEGAL AND ENVIRONMENTAL MATTERS

    In 2001, a vacant property owned by Adams, a non-operating subsidiary, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. Adams engaged an environmental consultant that, under the supervision of the Florida Department of Environmental Protection (the 'FDEP'), conducted an investigation of the site that was intended to develop additional information on the extent and nature of the soil and groundwater contamination and the appropriate remediation for that contamination. Adams' environmental consultant has submitted to the FDEP a summary of the results of this investigation and Adams and the FDEP have negotiated a work plan for further investigation of the site and limited remediation of the identified contamination. The work plan is embodied in a consent order between Adams and the FDEP. The consent order has been executed by Adams

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

and by the FDEP subsequent to December 29, 2002 and is effective, subject to a petition for administrative hearing being filed during the statutory public comment period. Based on a preliminary cost estimate of approximately $1,000,000 for completion of the work plan developed by Adams' environmental consultant and, after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees. Such provision was made primarily during the year ended December 29, 2002 principally as a reduction of 'Gain (loss) on sale of businesses' in the accompanying consolidated income statement for the year ended December 29, 2002 since the provision represents an adjustment to the previously recorded gain on the sale of Adams.

    On March 23, 1999 a stockholder filed a complaint on behalf of persons who held Triarc Class A Common Stock as of March 10, 1999 which, as amended in April 2000, alleged that the Company's tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, was materially false and misleading. The amended complaint sought damages in an unspecified amount, together with prejudgment interest, the costs of suit, including attorneys' fees, an order permitting all stockholders who tendered their shares in the tender offer to rescind the transaction and unspecified other relief. The amended complaint names the Company and the Executives as defendants. On October 17, 2002 the court presiding over the matter granted the Company's motion to dismiss this action and subsequently entered a judgment dismissing the case. On November 21, 2002 the plaintiff filed a notice of appeal. Subsequent to December 29, 2002, the plaintiff withdrew the appeal.

    In October 1998, various class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions names the Company, the Executives and members of the Company's Board of Directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint making allegations substantially similar to those asserted in the March 23, 1999 action described in the preceding paragraph. In October 2000, the plaintiffs agreed to stay this action pending determination of the March 23, 1999 action disclosed in the preceding paragraph.

    In addition to the environmental matter and stockholder lawsuits described above, the Company is involved in other litigation and claims incidental to its business. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,700,000 as of December 29, 2002. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(25) QUARTERLY INFORMATION (UNAUDITED)

                                                             QUARTER ENDED
                                         -----------------------------------------------------
                                         APRIL 1, (b)   JULY 1,   SEPTEMBER 30,   DECEMBER 30,
                                         ------------   -------   -------------   ------------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2001
----
    Revenues, investment income and
      other income (a) (e)..............   $36,677      $39,716      $30,268        $30,485
    Income (loss) from continuing
      operations before income taxes
      and minority interests (a)........    14,400        2,900       (1,214)         1,324
    Income (loss) from continuing
      operations (b)....................     8,208          960       (1,768)         1,566
    Income from discontinued
      operations (Note 18)..............      --         38,517         --            4,933
    Net income (loss)...................     8,208       39,477       (1,768)         6,499
    Basic income (loss) per share (c):
        Continuing operations...........       .37          .04         (.08)           .08
        Discontinued operations.......        --           1.73         --              .24
        Net income (loss)...............       .37         1.77         (.08)           .32
    Diluted income (loss) per share (c):
        Continuing operations...........       .35          .04         (.08)           .07
        Discontinued operations.........      --           1.64         --              .23
        Net income (loss)...............       .35         1.68         (.08)           .30

                                                            QUARTER ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 29,   DECEMBER 29,
                                         ---------   --------   -------------   ------------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2002
----
    Revenues, investment income and
      other income (d) (e)..............  $27,873    $19,046       $25,657        $26,197
    Income (loss) from continuing
      operations before income taxes
      and minority interests............     (749)   (10,024)       (6,146)           285
    Income (loss) from continuing
      operations........................   (1,046)    (7,511)       (2,555)         1,355
    Income from discontinued
      operations (Note 18)..............     --         --            --           11,100
    Net income (loss)...................   (1,046)    (7,511)       (2,555)        12,455
    Basic income (loss) per share (c):
        Continuing operations...........     (.05)      (.37)         (.12)           .07
        Discontinued operations.........     --         --            --              .54
        Net income (loss)...............     (.05)      (.37)         (.12)           .61
    Diluted income (loss) per share (c):
        Continuing operations...........     (.05)      (.37)         (.12)           .06
        Discontinued operations.........     --         --            --              .52
        Net income (loss)...............     (.05)      (.37)         (.12)           .58

---------

 (a) Revenues, investment income and other income for the quarters ended
     July 1, 2001, September 30, 2001 and December 30, 2001 and income from continuing operations before income taxes and minority interests for the quarter ended December 30, 2001 have been reclassified to conform with the accompanying 2001 full year consolidated income statement.

                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 29, 2002

(footnotes continued from previous page)

 (b) The income from continuing operations for the quarter ended April 1, 2001 was materially affected by a credit of $5,000,000, or $3,200,000 net of income tax provision of $1,800,000, upon the receipt of the Executives'
     Note in connection with the settlement of a class action lawsuit involving certain awards of compensation to the Executives (see Note 23).

 (c) Basic and diluted income (loss) per share have been computed consistently with the annual calculations explained in Note 4. Basic and diluted income
     (loss) per share are the same for the quarter ended September 30, 2001 and for each of the first three quarters of 2002 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations in each of those quarters.

 (d) Revenues, investment income and other income for the quarter ended
     June 30, 2002 reflect certain reclassifications from the Company's quarterly report on Form 10-Q to conform with the accompanying 2002 full year consolidated statement of operations.

 (e) Revenues are not significantly impacted by seasonality although they are somewhat lower in the first quarter. However, investment income for each quarter is significantly impacted by, among other things, fluctuations in interest rates earned on the Company's investments, timing of sales of investments with unrecognized gains or losses and the timing of the recognition of Other Than Temporary Losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEMS 10, 11, 12 AND 13.

    The information required by items 10, 11, 12 and 13 will be furnished on or prior to April 29, 2003 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information. Notwithstanding the foregoing, information appearing in the sections 'Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee' and 'Stock Price Performance Graph' shall not be deemed to be incorporated by reference in this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

    Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures within 90 days prior to the filing date of this annual report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures however well designed, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Notwithstanding these limitations, based upon and as of the date of the evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  2.1  -- Agreement and Plan of Merger dated September 15, 2000, among Cadbury Schweppes plc, CSN Acquisition Inc., CRC
          Acquisition Inc., Triarc Companies, Inc., Snapple Beverage
          Group, Inc. and Royal Crown Company, Inc., incorporated
          herein by reference to Exhibit 2.1 to Triarc's Current
          Report on Form 8-K dated September 20, 2000 (SEC file
          no. 1-2207).
  2.2  -- Triarc Companies, Inc.'s Third Amended Joint Plan of
          Reorganization Under Chapter 11 of the Bankruptcy Code for
          ICH Corporation, Sybra, Inc. and Sybra of Connecticut,
          Inc., dated November 22, 2002, incorporated herein by
          reference to Exhibit 2.1 to Triarc's Current Report on
          Form 8-K dated November 27, 2002 (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
  2.3  -- Findings of Fact, Conclusions of Law, and Order Under
          Section 1129(a) of the Bankruptcy Code and Rule 3020 of
          the Bankruptcy Rules Confirming Triarc Companies, Inc.'s
          Third Amended Joint Plan of Reorganization Under Chapter
          11 for ICH Corporation, Sybra, Inc. and Sybra of
          Connecticut, Inc., dated November 22, 2002, incorporated
          herein by reference to Exhibit 2.2 to Triarc's Current
          Report on Form 8-K dated November 27, 2002 (SEC file
          no. 1-2207).
  2.4  -- Purchase and Funding Agreement dated as of December 27,
          2002 between Triarc Restaurant Holdings, LLC and I.C.H.
          Corporation, incorporated herein by reference to Exhibit
          2.1 to Triarc's Current Report on Form 8-K dated
          December 27, 2002 (SEC file no. 1-2207).
  3.1  -- Certificate of Incorporation of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to
          Triarc's Current Report on Form 8-K dated November 9, 2001
          (SEC file no. 1-2207).
  3.2  -- By-laws of Triarc, as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current
          Report on Form 8-K dated November 12, 2002 (SEC file
          no. 1-2207).
  4.1  -- Master Agreement dated as of May 5, 1997, among Franchise
          Finance Corporation of America, FFCA Acquisition
          Corporation, FFCA Mortgage Corporation, Triarc, Arby's
          Restaurant Development Corporation ('ARDC'), Arby's
          Restaurant Holding Company ('ARHC'), Arby's Restaurant
          Operations Company ('AROC'), Arby's, RTM Operating
          Company, RTM Development Company, RTM Partners, Inc.
          ('Holdco'), RTM Holding Company, Inc., RTM Management
          Company, LLC and RTM, Inc. ('RTM'), incorporated herein by reference to Exhibit 4.16 to Triarc's Registration
          Statement on Form S-4 dated October 22, 1997 (SEC file
          no. 1-2207).
  4.2  -- Indenture dated as of February 9, 1998 between Triarc
          Companies, Inc. and The Bank of New York, as Trustee,
          incorporated herein by reference to Exhibit 4.1 to
          Triarc's Current Report on Form 8-K/A dated March 6, 1998
          (SEC file no. 1-2207).
  4.3  -- Supplemental Indenture No. 1, dated as of October 25,
          2000, by and among Triarc Companies, Inc., SBG Holdings
          Inc. and The Bank of New York, incorporated herein by
          reference to Exhibit 4.1 to Triarc's Current Report on
          Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
  4.4  -- Indenture dated as of November 21, 2000 among Arby's
          Franchise Trust, as issuer, Ambac Assurance Corporation,
          as insurer, and BNY Midwest Trust Company, a Bank of New
          York Company, as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current Report on
          Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.1  -- Triarc's 1993 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated March 31, 1997
          (SEC file no. 1-2207).
 10.2  -- Form of Non-Incentive Stock Option Agreement under
          Triarc's Amended and Restated 1993 Equity Participation
          Plan, incorporated herein by reference to Exhibit 10.2 to
          Triarc's Current Report on Form 8-K dated March 31, 1997
          (SEC file no. 1-2207).
 10.3  -- Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated
          herein by reference to Exhibit 13 to Triarc's Current
          Report on Form 8-K dated April 23, 1993 (SEC file
          no. 1-2207).
 10.4  -- Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc,
          incorporated herein by reference to Exhibit F to the 1994
          Proxy (SEC file no. 1-2207).
 10.5  -- Guaranty dated as of May 5, 1997 by RTM, RTM Parent,
          Holdco, RTMM and RTMOC in favor of Arby's, ARDC, ARHC,
          AROC and Triarc, incorporated herein by reference to
          Exhibit 10.31 to Triarc's Registration Statement on
          Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
 10.6  -- Triarc Companies, Inc. 1997 Equity Participation Plan
          (the '1997 Equity Plan'), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K
          dated March 16, 1998 (SEC file no. 1-2207).
 10.7  -- Form of Non-Incentive Stock Option Agreement under the
          1997 Equity Plan, incorporated herein by reference to
          Exhibit 10.6 to Triarc's Current Report on Form 8-K dated
          March 16, 1998 (SEC file no. 1-2207).
 10.8  -- Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1
          to Triarc's Current Report on Form 8-K dated May 13, 1998
          (SEC file no. 1-2207).
 10.9  -- Form of Non-Incentive Stock Option Agreement under
          Triarc's 1998 Equity Participation Plan, incorporated
          herein by reference to Exhibit 10.2 to Triarc's Current
          Report on Form 8-K dated May 13, 1998 (SEC file
          no. 1-2207).
 10.10 -- Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc.
          and Nelson Peltz and Peter W. May, incorporated herein by
          reference to Exhibit 10.30 to Triarc's Annual Report on
          Form 10-K for the fiscal year ended January 3, 1999 (SEC
          file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.11 -- 1999 Executive Bonus Plan, incorporated herein by
          reference to Exhibit A to Triarc's 1999 Proxy Statement
          (SEC file no. 1-2207).
 10.12 -- Employment Agreement dated as of May 1, 1999 between
          Triarc and Nelson Peltz, incorporated herein by reference
          to Exhibit 10.1 to Triarc's Current Report on Form 8-K
          dated March 30, 2000 (SEC file no. 1-2207).
 10.13 -- Employment Agreement dated as of May 1, 1999 between
          Triarc and Peter W. May, incorporated herein by reference
          to Exhibit 10.2 to Triarc's Current Report on Form 8-K
          dated March 30, 2000 (SEC file no. 1-2207).
 10.14 -- Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on
          Form 8-K dated March 30, 2000 (SEC file no. 1-2207).
 10.15 -- Deferral Plan for Senior Executive Officers of Triarc
          Companies, Inc., incorporated herein by reference to
          Exhibit 10.1 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.16 -- Trust Agreement for the Deferral Plan for Senior
          Executive Officers of Triarc Companies, Inc., dated as of
          January 23, 2001, between Triarc and Wilmington Trust
          Company, as trustee, incorporated herein by reference to
          Exhibit 10.2 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.17 -- Trust Agreement for the Deferral Plan for Senior
          Executive Officers of Triarc Companies, Inc., dated as of
          January 23, 2001, between Triarc and Wilmington Trust
          Company, as trustee, incorporated herein by reference to
          Exhibit 10.3 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.18 -- Tax Agreement dated as of September 15, 2000, by and among Cadbury Schweppes plc, SBG Holdings, Inc., Triarc
          Companies, Inc. and Triarc Consumer Products Group, LLC,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated September 20,
          2000 (SEC file no. 1-2207).
 10.19 -- Indemnity Agreement, dated as of October 25, 2000 between
          Cadbury Schweppes plc and Triarc Companies, Inc.,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated November 8, 2000
          (SEC file no. 1-2207).
 10.20 -- Servicing Agreement, dated as of November 21, 2000, among
          Arby's Franchise Trust, as Issuer, Arby's, Inc., as
          Servicer, and BNY Midwest Trust Company, a Bank of New
          York Company, as Indenture Trustee, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on
          Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.21 -- Promissory Note, dated April 1, 2000, issued by Nelson
          Peltz and Peter W. May to Triarc in the original principal amount of $5,000,000, incorporated herein by reference to
          Exhibit 10.5 to Triarc's Current Report on Form 8-K dated
          March 30, 2001 (SEC file no. 1-2207).
 10.22 -- Stipulation and Agreement of Compromise, Settlement and
          Release, dated August 17, 2000, incorporated herein by
          reference to Exhibit 10.6 to Triarc's Current Report on
          Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.23 -- First Amendment to the Trust Agreement for the Deferral
          Plan for Senior Executive Officers of Triarc Companies,
          Inc., dated as of April 6, 2001, between Triarc Companies,
          Inc. and Wilmington Trust Company, as trustee,
          incorporated herein by reference to Exhibit 10.1 to
          Triarc's Current Report on Form 8-K dated August 14, 2001
          (SEC file no. 1-2207).
 10.24 -- First Amendment to the Trust Agreement for the Deferral
          Plan for Senior Executive Officers of Triarc Companies,
          Inc., dated as of April 6, 2001, between Triarc Companies,
          Inc. and Wilmington Trust Company, as trustee,
          incorporated herein by reference to Exhibit 10.2 to
          Triarc's Current Report on Form 8-K dated August 14, 2001
          (SEC file no. 1-2207).
 10.25 -- Aircraft Purchase and Sale Agreement, dated June 19,
          2001, by and between Meadowlark Acquisitions, Inc. and AP
          IV Holdings, Inc., incorporated herein by reference to
          Exhibit 10.1 to Triarc's Current Report on Form 8-K dated
          March 27, 2002 (SEC file no. 1-2207).
 10.26 -- Triarc's 2002 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit A to
          Triarc's 2002 Proxy Statement (SEC file no. 1-2207).
 10.27 -- Form of Non-Incentive Stock Option Agreement under
          Triarc's 2002 Equity Participation Plan, incorporated
          herein by reference to Exhibit 10.1 to Triarc's Current
          Report on Form 8-K dated March 27, 2003 (SEC file
          no. 1-2207).
 21.1  -- Subsidiaries of the Registrant*
 23.1  -- Consent of Deloitte & Touche LLP*

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 23.2  -- Consent of Ernst & Young LLP*
 23.3  -- Consent of BDO Seidman, LLP*
 99.1  -- Consolidated Financial Statements of Encore Capital
          Group, Inc.*

-------------------
  * Filed herewith

    Instruments defining the rights of holders of certain issues of long-term debt of Triarc and its consolidated subsidiaries have not been filed as exhibits to this Form 10-K because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Triarc and its subsidiaries on a consolidated basis. Triarc agrees to furnish a copy of each of such instruments to the Commission upon request.

(b) Reports on Form 8-K:

    On November 12, 2002, Triarc filed a Current Report on Form 8-K, which included information under Item 7 of such form.

    On November 27, 2002, Triarc filed a Current Report on Form 8-K, which included information under Items 5 and 7 of such form.

    On December 27, 2002, Triarc filed a Current Report on Form 8-K, which included information under Items 5 and 7 of such form.

(d) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

    The consolidated financial statements of Encore Capital Group Inc. (formerly known as MCM Capital Group, Inc.), an investment of the Company accounted for in accordance with the equity method, are hereby incorporated by reference from Item 8. 'Consolidated Financial Statements' from the Annual Report on Form 10-K for the year ended December 31, 2002 of Encore Capital Group, Inc. (SEC file no. 000-26489). A copy of the consolidated financial statements incorporated by reference in this Item 14(d) is included as Exhibit 99.1 to this Form 10-K.

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

                                          TRIARC COMPANIES, INC.
                                           (Registrant)

                                                       NELSON PELTZ
                                            ....................................
                                                       NELSON PELTZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 28, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the registrant in the capacities indicated.

                SIGNATURE                                          TITLES
                ---------                                          ------
               NELSON PELTZ                 Chairman and Chief Executive Officer, and Director
 .........................................    (Principal Executive Officer)
              (NELSON PELTZ)

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

CERTIFICATIONS

    I, Nelson Peltz, the Chairman and Chief Executive Officer of Triarc Companies, Inc., certify that:

    1. I have reviewed this annual report on Form 10-K of Triarc Companies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                      NELSON PELTZ
                                        ........................................
                                                     NELSON PELTZ
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CERTIFICATIONS

    I, Francis T. McCarron, the Senior Vice President and Chief Financial Officer of Triarc Companies, Inc., certify that:

    1. I have reviewed this annual report on Form 10-K of Triarc Companies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                  FRANCIS T. MCCARRON
                                        ........................................
                                                  FRANCIS T. MCCARRON
                                       SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                        OFFICER

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'