Form 10-Q
period 2003-03-30
TRIARC COMPANIES INC
filed 2003-05-12
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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


                      --------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

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

                                                 (X) Yes ( ) No

     There were 20,947,333 shares of the registrant's Class A Common Stock outstanding as of April 30, 2003.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 29,           March 30,
                                                                                          2002 (A)               2003
                                                                                          --------               ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................................$  457,472            $  467,525
     Short-term investments............................................................   175,161               157,429
     Receivables  .....................................................................    12,967                11,499
     Inventories.......................................................................     2,274                 2,147
     Deferred income tax benefit.......................................................    15,934                15,848
     Prepaid expenses and other current assets.........................................     6,471                 6,702
                                                                                       ----------            ----------
        Total current assets...........................................................   670,279               661,150
Restricted cash equivalents............................................................    32,476                32,470
Investments............................................................................    34,717                30,610
Properties.............................................................................   115,224               112,874
Goodwill ..............................................................................    90,689                90,689
Other intangible assets................................................................     8,291                 8,301
Deferred costs and other assets........................................................    16,604                16,791
                                                                                       ----------            ----------
                                                                                       $  968,280            $  952,885
                                                                                       ==========            ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$   34,422            $   38,037
     Accounts payable..................................................................    18,998                15,936
     Accrued expenses..................................................................    73,338                66,334
     Net current liabilities relating to discontinued operations.......................    33,083                35,209
                                                                                       ----------            ----------
        Total current liabilities......................................................   159,841               155,516
Long-term debt.........................................................................   352,700               340,917
Deferred compensation payable to related parties.......................................    25,706                26,495
Deferred income taxes..................................................................    60,967                60,704
Other liabilities, deferred income and minority interests in a consolidated subsidiary.    36,324                36,562
Stockholders' equity:
     Common stock......................................................................     2,955                 2,955
     Additional paid-in capital........................................................   131,708               132,186
     Retained earnings.................................................................   360,995               359,021
     Common stock held in treasury.....................................................  (162,084)             (160,714)
     Accumulated other comprehensive deficit...........................................      (832)                 (757)
                                                                                       ----------            ----------
        Total stockholders' equity.....................................................   332,742               332,691
                                                                                       ----------            ----------
                                                                                       $  968,280            $  952,885
                                                                                       ==========            ==========


     (A) Derived from the audited consolidated financial statements as of December 29, 2002.





    See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Three Months Ended
                                                                                        --------------------------------
                                                                                        March 31,              March 30,
                                                                                          2002                   2003
                                                                                          ----                   ----
                                                                                    (In Thousands Except Per Share Amounts)
                                                                                                (Unaudited)

Revenues:
     Net sales..........................................................................$      --             $  48,497
     Royalties and franchise and related fees (A).......................................    22,381               21,237
                                                                                        ----------            ---------
                                                                                            22,381               69,734
                                                                                        ----------            ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization.............................       --                36,255
     Advertising and selling............................................................        45                3,100
     General and administrative.........................................................    19,461               23,380
     Depreciation and amortization, excluding amortization of deferred financing costs..     1,581                3,383
                                                                                        ----------            ---------
                                                                                            21,087               66,118
                                                                                        ----------            ---------
           Operating profit.............................................................     1,294                3,616
Interest expense........................................................................    (6,360)              (8,458)
Insurance expense related to long-term debt.............................................    (1,175)              (1,092)
Investment income, net..................................................................     6,062                3,141
Other income (expense), net.............................................................      (570)                 557
                                                                                        ----------            ---------
           Loss before income taxes.....................................................      (749)              (2,236)
(Provision for) benefit from income taxes...............................................      (297)                 262
                                                                                        ----------            ---------
           Net loss.....................................................................$   (1,046)           $  (1,974)
                                                                                        ==========            =========

Loss per share:
           Basic........................................................................$     (.05)           $    (.10)
                                                                                        ==========            =========
           Diluted......................................................................$     (.05)           $    (.10)
                                                                                        ==========            =========


     (A) Includes royalties from Sybra, Inc. of $1,736,000 for the three months ended March 31, 2002 whereas the royalties from Sybra, Inc. of $1,677,000 for the three months ended March 30, 2003 were eliminated in consolidation.



















     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                          ------------------------------
                                                                                          March 31,            March 30,
                                                                                            2002                 2003
                                                                                            ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Cash flows from continuing operating activities:
  Net loss..............................................................................$   (1,046)          $   (1,974)
  Adjustments to reconcile net loss to net cash used in continuing operating activities:
         Depreciation and amortization of properties....................................     1,416                3,059
         Amortization of other intangible assets and certain other items................       165                  324
         Amortization of deferred financing costs and original issue discount...........       486                  451
         Collection of litigation settlement receivable.................................     1,667                1,667
         Deferred compensation provision ...............................................       924                  789
         Operating investment adjustments, net (see below)..............................       778               (6,766)
         Equity in losses (earnings) of investees, net..................................       739                 (577)
         Deferred income tax benefit....................................................      (992)                (219)
         Other, net.....................................................................      (681)                 277
         Changes in operating assets and liabilities:
             Increase in receivables....................................................       (38)                (192)
             Decrease in inventories....................................................        --                  127
             Increase in prepaid expenses and other current assets......................      (496)                (231)
             Decrease in accounts payable and accrued expenses..........................   (14,982)             (17,208)
                                                                                        ----------           ----------
                Net cash used in continuing operating activities........................   (12,060)             (20,473)
                                                                                        ----------           ----------
Cash flows from continuing investing activities:
  Investment activities, net (see below)................................................   (44,719)              34,540
  Capital expenditures..................................................................       (23)                (721)
  Other.................................................................................       497                  (66)
                                                                                        ----------           ----------
                Net cash provided by (used in) continuing investing activities..........   (44,245)              33,753
                                                                                        ----------           ----------
Cash flows from continuing financing activities:
  Repayments of long-term debt..........................................................    (5,932)              (8,296)
  Exercises of stock options............................................................     1,851                1,692
  Transfers from restricted cash equivalents............................................       124                   53
                                                                                        ----------           ----------
                Net cash used in continuing financing activities........................    (3,957)              (6,551)
                                                                                        ----------           ----------
Net cash provided by (used in) continuing operations....................................   (60,262)               6,729
Net cash provided by discontinued operations............................................       290                3,324
                                                                                        ----------           ----------
Net increase (decrease) in cash and cash equivalents....................................   (59,972)              10,053
Cash and cash equivalents at beginning of period........................................   506,461              457,472
                                                                                        ----------           ----------
Cash and cash equivalents at end of period..............................................$  446,489           $  467,525
                                                                                        ==========           ==========

Details of cash flows related to investments:
  Operating investment adjustments, net:
       Proceeds from sales of trading securities........................................$   14,855           $    5,919
       Cost of trading securities purchased.............................................   (11,523)             (12,014)
       Net recognized losses (gains) from trading securities and short positions in
         securities.....................................................................        40                  (49)
       Other net recognized gains, including a reduction for other than temporary
         losses, and equity in investment limited partnerships..........................    (2,621)                (729)
       Net amortization of premium on debt securities...................................        27                  107
                                                                                        ----------           ----------
                                                                                        $      778           $   (6,766)
                                                                                        ==========           ==========
  Investing investment activities, net:
       Proceeds from sales and maturities of available-for-sale securities and other
         investments....................................................................$   28,373           $   47,943
       Cost of available-for-sale securities and other investments purchased............   (70,405)             (17,759)
       Proceeds of securities sold short................................................     6,414                9,886
       Payments to cover short positions in securities..................................    (9,101)              (5,530)
                                                                                        ----------           ----------
                                                                                        $  (44,719)          $   34,540
                                                                                        ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 30, 2003
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 29, 2002 and March 30, 2003 and its results of operations and cash flows for the three-month periods ended March 31, 2002 and March 30, 2003 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first quarter of 2002 commenced on December 31, 2001 and ended on March 31, 2002 and the Company's first quarter of 2003 commenced on December 30, 2002 and ended on March 30, 2003. The period from December 31, 2001 to March 31, 2002 is referred to herein as the three-month period ended March 31, 2002 and the period from December 30, 2002 to March 30, 2003 is referred to herein as the three-month period ended March 30, 2003. Each quarter contained 13 weeks.

     Certain amounts included in the accompanying prior periods' condensed consolidated financial statements have been reclassified to conform with the current quarter's presentation.

(2)  Stock-Based Compensation

     The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method rather than the fair value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options. However, no stock-based employee compensation expense determined under the intrinsic value method has been recognized in the reported net loss during the three-month periods ended March 31, 2002 and March 30, 2003.

     A summary of the effect on net loss and net loss per share in each quarter presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                                                              Three Months Ended
                                                                                          ------------------------------
                                                                                          March 31,            March 30,
                                                                                            2002                2003
                                                                                            ----                ----

      Net loss, as reported.............................................................$   (1,046)        $   (1,974)
      Recognition of total stock-based employee compensation expense determined
        under the fair value method, net of related income taxes........................    (1,471)            (1,270)
                                                                                        ----------         ----------
      Net loss, as adjusted.............................................................$   (2,517)        $   (3,244)
                                                                                        ==========         ==========

      Loss per share:
        Basic and diluted, as reported..................................................$     (.05)        $     (.10)
        Basic and diluted, as adjusted..................................................      (.12)              (.16)

See Note 14 to the consolidated financial statements contained in the Form 10-K for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values of stock options reflected in the table above. The significant assumptions remain unchanged since there were no stock options granted by the Company during the three-month periods ended March 31, 2002 and March 30, 2003.

(3)  Acquisition of Sybra

     On December 27, 2002, the Company completed the acquisition (the "Sybra Acquisition") of all of the voting equity interests of Sybra, Inc. ("Sybra") from I.C.H. Corporation ("ICH") as disclosed in more detail in Note 3 to the Company's consolidated financial statements contained in the Form 10-K. Sybra owned and operated 239 Arby's restaurants in nine states as of March 30, 2003 and, prior to the Sybra Acquisition, was the second largest franchisee of Arby's restaurants.

     The allocation of the purchase price of Sybra to the assets acquired and the liabilities assumed at the date of the Sybra Acquisition is set forth in
Note 3 to the consolidated financial statements contained in the Form 10-K. This allocation of the purchase price of Sybra is on a preliminary basis and remains subject to finalization.

     Sybra's results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows for the quarter ended March 30, 2003 but have not been included for the quarter ended March 31, 2002. However, royalties and franchise and related fee revenues from Sybra, which are no longer included in the accompanying condensed consolidated statements of operations and cash flows for the quarter ended March 30, 2003, were included for the quarter ended March 31, 2002.

     The following unaudited supplemental pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for the quarter ended March 31, 2002 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the Sybra Acquisition as if it had been consummated on December 31, 2001 (in thousands except per share amounts):

                                                                                    As Reported       As Adjusted
                                                                                    -----------       -----------

      Revenues......................................................................$   22,381          $71,116
      Operating profit (loss).......................................................     1,294           (2,595)
      Net loss......................................................................    (1,046)          (5,467)
      Loss per share:
        Basic.......................................................................     (.05)             (.27)
        Diluted.....................................................................     (.05)             (.27)


     The As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sybra Acquisition actually been consummated on December 31, 2001 or of the Company's future results of operations.

(4)  Comprehensive Loss

     The following is a summary of the components of comprehensive loss, net of income taxes (in thousands):

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                    March 31,            March 30,
                                                                                       2002                 2003
                                                                                       ----                 ----

      Net loss......................................................................$   (1,046)         $   (1,974)
      Net change in unrealized holding gains or losses on available-for-sale
        securities (see below)......................................................    (2,984)                 69
      Net change in currency translation adjustment.................................         3                   6
                                                                                    ----------          ----------
      Comprehensive loss............................................................$   (4,027)         $   (1,899)
                                                                                    ==========          ==========


     The following is a summary of the components of the net change in the unrealized holding gains or losses on available-for-sale securities included in other comprehensive loss (in thousands):

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                    March 31,            March 30,
                                                                                       2002                 2003
                                                                                       ----                 ----

      Net change in unrealized appreciation or depreciation of available-for-sale
        securities during the period................................................$   (2,718)         $      (19)
      (Less) plus reclassification of prior period net (appreciation) depreciation
         included in net loss.......................................................    (1,966)                135
                                                                                    ----------          ----------
                                                                                        (4,684)                116
      Equity in change in unrealized gain on a retained interest....................        78                  (7)
      Equity in change in unrealized gain on available-for-sale securities..........        --                   2
      Income tax (provision) benefit................................................     1,622                 (42)
                                                                                    ----------          ----------
                                                                                    $   (2,984)         $       69
                                                                                    ==========          ==========

(5)  Discontinued Operations

     Prior to 2002 the Company sold (the "Snapple Beverage Sale") the stock of the companies comprising its former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations") to affiliates of Cadbury Schweppes plc ("Cadbury"). Further, prior to 2002 the Company sold the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company. The Beverage
Discontinued Operations and the SEPSCO Discontinued Operations have been accounted for as discontinued operations since their respective dates of sale.

     The consideration paid to the Company in the Snapple Beverage Sale consisted of (1) cash, which is subject to further post-closing adjustment as described below and (2) the assumption by Cadbury of debt and related accrued interest. The Snapple Beverage Sale purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it currently believes that it is entitled to receive from the Company a post-closing adjustment of $23,189,000 plus interest at 7.19% from the October 25, 2000 sale date while the Company, on the other hand, has stated that it currently believes that no post-closing adjustment is required. The Company is in arbitration with Cadbury to determine the amount of the post-closing adjustment, if any. The Company currently expects the arbitration process to be completed no later than December 29, 2003.

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):

                                                                                   December 29,           March 30,
                                                                                       2002                 2003
                                                                                       ----                 ----

     Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$    30,316          $    32,453 (a)
     Net liabilities of SEPSCO Discontinued Operations (net of assets held
        for sale of $234)..........................................................      2,767                2,756
                                                                                   -----------          -----------
                                                                                   $    33,083          $    35,209
                                                                                   ===========          ===========

     (a) Increase is principally due to the collection of state income tax receivables of $3,422,000 less related federal income taxes of $1,198,000.

(6)  Loss Per Share

     Basic loss per share for the three-month periods ended March 31, 2002 and March 30, 2003 has been computed by dividing net loss by the weighted average number of common shares outstanding of 20,422,000 and 20,413,000, respectively. Diluted loss per share for the three-month periods ended March 31, 2002 and March 30, 2003 is the same as the basic loss per share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive. The only remaining Company securities as of March 30, 2003 that could dilute basic income per share for periods subsequent to March 30, 2003 are the 9,185,088 outstanding stock options.

(7)  Transactions with Related Parties

     Prior to 2002 the Company provided incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $924,000 and $789,000 was recognized in the three-month periods ended March 31, 2002 and March 30, 2003, respectively, for the increase in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company was not able to recognize any investment income on unrealized increases in value of the investments in the Deferred Compensation Trusts during the three-month periods ended March 31, 2002 and March 30, 2003. However, during the three-month period ended March 30, 2003, the Company sold one of the investments in the Deferred Compensation Trusts and recognized a previously unrealized gain of $452,000, which included increases in value prior to the 2003 first quarter. The cumulative disparity between compensation expense and recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income. Recognized gains are included in "Investment income, net" and deferred compensation expense is included in "General and administrative" in the accompanying condensed consolidated statements of operations. The obligation to the Executives is reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet as of March 30, 2003. The assets in the Deferred Compensation Trusts which are reflected in the accompanying condensed consolidated balance sheet as of March 30, 2003 consisted of $18,171,000 included in "Investments," $4,459,000 included in "Cash and cash equivalents" and $495,000 included in "Receivables."

     The Company received a $5,000,000 interest-bearing note (the "Executives' Note") from the Executives prior to 2002 as part of a settlement of a class action lawsuit receivable in three equal installments. The Executives' Note bore interest at 4.92% during the twelve-month period ended March 31, 2002 and at 1.75% thereafter through maturity. The Company recorded interest income on the Executives' Note of $40,000 and $7,000 for the three-month periods ended March 31, 2002 and March 30, 2003, respectively. In March of 2002 and 2003 the Company collected the second and third installments aggregating $3,334,000 on the Executives' Notes. The Company also collected related interest of $163,000 and $29,000 during the three-month periods ended March 31, 2002 and March 30, 2003.

     As disclosed in more detail in Note 23 ("Note 23") to the consolidated financial statements contained in the Form 10-K regarding related party transactions, the Company has provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management prior to 2002. The Company did not enter into any new co-investments subsequent to 2001 and the co-investment policy no longer permits any new loans. During the quarter ended December 29, 2002, the Company provided an allowance of $176,000 for the uncollectible non-recourse portion of the notes owed by management in connection with their co-investments in EBT Holding Company, LLC ("EBT") due to the worthlessness of the investment owned by EBT. Such non-recourse notes were subsequently forgiven in March 2003. During the three-month period ended March 30, 2003, the Company collected the remaining $176,000 of the recourse portion of the notes with respect to EBT and $2,000 of related accrued interest. Under the Company's co-investment policy, as of March 30, 2003 the Company had in total $1,994,000 of remaining co-investment notes receivable from management, of which $997,000 was non-recourse, less a $393,000 remaining allowance for the uncollectible non-recourse portion of the notes which was also provided during the quarter ended December 29, 2002. These notes, net of the related allowance, are included in "Deferred costs and other assets" in the accompanying condensed consolidated balance sheets.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 23 to the consolidated financial statements contained in the Form 10-K.

(8) Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP"), agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. Subsequent to March 30, 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and work is expected to begin at the site in the near future. Based on a preliminary cost estimate of approximately $1,000,000 for completion of the work plan developed by Adams' environmental consultant, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees. Such provision was made primarily during the quarter ended June 30, 2002.

     In October 1998, various class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions names the Company, the Executives and members of the Company's board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint which alleges that the Company's tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which the Company repurchased 3,805,015 shares of its class A common stock for $18.25 per share, was materially false and misleading. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a similar stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through March 30, 2003, no further action has occurred with respect to these class action lawsuits.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its business. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,600,000 as of March 30, 2003. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(9) Subsequent Events

     As disclosed in more detail in Note 23, the Company and certain of its officers, including entities controlled by them, have invested in Encore Capital Group, Inc. ("Encore"), an investment accounted for by the Company under the equity method. The Company and other stockholders of Encore, including the present and former officers of the Company who have invested in Encore prior to an initial public offering by Encore of its common stock in July 1999, on a joint and several basis, had entered into guarantees (the "Bank Guarantees") and/or certain related agreements to guarantee up to $15,000,000 of revolving credit borrowings of a subsidiary of Encore. The $15,000,000 revolving credit line had been scheduled to expire in April 2003. As of Encore's first quarter ended March 31, 2003, Encore had $1,864,000 of outstanding revolving credit borrowings. In April 2003, the maturity date for any revolving credit borrowings was extended until April 15, 2004 but the maximum amount available was reduced from $15,000,000 to $5,000,000. This effectively reduced the Bank Guarantees to $5,000,000, of which the Company would be responsible for approximately $600,000 assuming the full $5,000,000 was borrowed and all of the parties, besides the Company, to the Bank Guarantees and the related agreements fully perform thereunder. In connection therewith, at March 30, 2003 the Company had $15,019,000 in an interest-bearing bank custodial account at the financial institution providing the revolving credit line which was subject to set off under certain circumstances if the parties to the Bank Guarantees and related agreements failed to perform their obligations thereunder. The interest-bearing bank account is included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheets. However, such funds were subsequently withdrawn following the April 2003 extension of the revolving credit line. In addition, the Company continues to guarantee the obligations under the senior notes of Encore as disclosed in more detail in Note 23.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We currently operate in one business, franchising and operating Arby's restaurants.

     On December 27, 2002, we completed the acquisition of Sybra, Inc. in a transaction we refer to as the Sybra Acquisition. Sybra owned and operated 239 Arby's restaurants in nine states as of March 30, 2003 and, prior to the Sybra Acquisition, was the second largest franchisee of Arby's restaurants. As a result of the Sybra Acquisition, our consolidated results of operations and cash flows for our 2003 first quarter include Sybra's results and cash flows but do not include royalties and franchise and related fees from Sybra which are eliminated in consolidation. Our consolidated results of operations and cash flows for our 2002 first quarter, however, include royalties and franchise and related fees from Sybra but do not include Sybra's results and cash flows.

Presentation of Financial Information

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Item 7 of our Form 10-K describes the recent trends affecting our restaurant business, contractual obligations and the application of our critical accounting policies. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first quarter of fiscal 2002 commenced on December 31, 2001 and ended on March 31, 2002 and our first quarter of fiscal 2003 commenced on December 30, 2002 and ended on March 30, 2003. When we refer to the "three months ended March 31, 2002" or the "2002 first quarter," we mean the period from December 31, 2001 to March 31, 2002 and when we refer to the "three months ended March 30, 2003" or the "2003 first quarter," we mean the period from December 30, 2002 to March 30, 2003. Each quarter contained 13 weeks.

     Certain amounts presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three months ended March 31, 2002 have been reclassified to conform with the current quarter's presentation.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2002 first quarter and the 2003 first quarter. We consider certain percentage changes between these quarters to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                                     Three Months Ended
                                                                   ----------------------          Change
                                                                   March 31,    March 30,   -------------------
                                                                     2002         2003      Amount      Percent
                                                                     ----         ----      ------      -------
                                                                         (In Millions Except Percents)
Revenues:
   Net sales...................................................$       --    $    48.5      $   48.5     n/m
   Royalties and franchise and related fees (a)................      22.4         21.2          (1.2)     (5)%
                                                               ----------    ---------      --------
                                                                     22.4         69.7          47.3     n/m
                                                               ----------    ---------      --------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization .....        --         36.2          36.2     n/m
   Advertising and selling.....................................        --          3.1           3.1     n/m
   General and administrative .................................      19.5         23.4           3.9      20 %
   Depreciation and amortization, excluding amortization of
     deferred financing costs .................................       1.6          3.4           1.8     114%
                                                               ----------    ---------      --------
                                                                     21.1         66.1          45.0     n/m
                                                               ----------    ---------      --------
       Operating profit .......................................       1.3          3.6           2.3     179%
Interest expense ..............................................      (6.4)        (8.5)         (2.1)    (33)%
Insurance expense related to long-term debt....................      (1.1)        (1.1)           --      -- %
Investment income, net.........................................       6.1          3.1          (3.0)    (48)%
Other income (expense), net....................................      (0.6)         0.6           1.2     n/m
                                                               ----------    ---------      --------
       Loss before income taxes................................      (0.7)        (2.3)         (1.6)    n/m
(Provision for) benefit from income taxes......................      (0.3)         0.3           0.6     n/m
                                                               ----------    ---------      --------
       Net loss................................................$     (1.0)   $    (2.0)     $   (1.0)    n/m
                                                               ==========    =========      ========

     (a) Includes royalties from Sybra, Inc. of $1.7 million for the 2002 first quarter whereas the royalties from Sybra, Inc. of $1.7 million for the 2003 first quarter were eliminated in consolidation.

Net Sales

     Our net sales of $48.5 million for the three months ended March 30, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from our restaurant franchising operations, were reduced by $1.2 million, or 5%, to $21.2 million for the three months ended March 30, 2003 from $22.4 million for the three months ended March 31, 2002. This reduction reflects that we no longer include royalties from the restaurants we acquired in the Sybra Acquisition whereas we included $1.7 million of royalties from Sybra in the 2002 first quarter. Aside from the effect of the Sybra Acquisition, royalties and franchise and related fees increased $0.5 million in the 2003 first quarter compared with the 2002 first quarter entirely due to an increase in royalties. This increase in royalties consisted of a $0.8 million improvement resulting from the royalties from the 115 restaurants opened since March 31, 2002, with generally higher than average sales volumes, replacing the royalties from the 56 generally underperforming restaurants closed since March 31, 2002, partially offset by a $0.3 million decrease due to a 2% decline in same-store sales of franchised restaurants during the 2003 first quarter compared with the 2002 first quarter.

     The 2% decline in the same-store sales of franchised restaurants in the 2003 first quarter followed a 3% decline in the 2002 fourth quarter. We believe these declines were affected by the adverse effects of worse weather conditions, price discounting in the quick service restaurant industry, the generally sluggish economy and strong same-store sales comparisons of the prior years' comparable quarters. We are continuing Arby's national cable television advertising and introducing new operational, product and marketing initiatives which we expect will favorably impact the trend of same-store sales during the balance of 2003.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, of $36.2 million for the three months ended March 30, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

     Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses of $3.1 million for the three months ended March 30, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

General and Administrative

     Our general and administrative expenses increased $3.9 million, principally as a result of the Sybra Acquisition.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.8 million for the three months ended March 30, 2003 entirely due to depreciation and amortization of Sybra.

Interest Expense

     Interest expense increased $2.1 million reflecting $2.4 million of interest expense of Sybra. Aside from the effect of the Sybra Acquisition, interest expense decreased $0.3 million, or 4%, due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                    ------------------------
                                                                    March 31,      March 30,
                                                                      2002           2003              Change
                                                                      ----           ----              ------
                                                                                 (In Millions)

     Recognized net gains.........................................$    2.5          $  1.0          $   (1.5)
     Interest income..............................................     2.9             2.0              (0.9)
     Distributions, including dividends...........................     0.7             0.4              (0.3)
     Equity in the earnings of investment limited partnerships....     0.2              --              (0.2)
     Other........................................................    (0.2)           (0.3)             (0.1)
                                                                  --------          ------          --------
                                                                  $    6.1          $  3.1          $   (3.0)
                                                                  ========          ======          ========

     Our recognized net gains are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost basis investments and/or the timing of the sales of those investments and may not recur in future periods (see further discussion below). The decrease in interest income is due to a decline in average rates on our interest-bearing investments from 1.9% in the 2002 first quarter to 1.4% in the 2003 first quarter principally due to the general decline in the money market and short-term interest rate environment.

     As of March 30, 2003, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $1.3 million and $(1.0) million, respectively, included in accumulated other comprehensive deficit. Should either
(1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the gains or losses on the related investments at that time. As of April 30, 2003, the unrealized holding losses of $1.0 million had increased to $2.4 million. In addition, through 280 BT Holdings LLC, a 57.4%-owned consolidated subsidiary, we hold a $1.7 million cost basis investment in Scientia Health Group Limited, an entity which we refer to as Scientia, representing original cost less adjustments made in 2002 subsequent to the first quarter for unrealized losses in investments made by Scientia that were deemed to be other than temporary. Such amount has been effectively reduced by minority interests of $0.7 million. In addition, as of March 30, 2003 we have notes receivable from management officers and employees relating to a portion of their investments in 280 BT Holdings of which $0.8 million is non-recourse, less an allowance of $0.4 million for uncollectible amounts. If the value of Scientia declines further and, accordingly, we recognize additional other than temporary losses, we would also provide additional allowances relating to the non-recourse notes receivable in "General and administrative" expenses.

Other Income (Expense), Net

     Other income (expense), net, increased $1.2 million principally due to a $1.3 million improvement in equity in earnings (losses) of Encore Capital Group, Inc., which we refer to as Encore, from equity in losses of $0.7 million in the 2002 first quarter to equity in earnings of $0.6 million in the 2003 first quarter. The equity in losses of Encore in the 2002 first quarter reflected previously unrecorded losses that were recognized upon our investment of $0.9 million in newly-issued convertible preferred stock of Encore. The equity in these losses had not been recognized prior to the 2002 first quarter since we had previously reduced our investment in Encore to zero.

Loss Before Income Taxes

     Our loss before income taxes increased $1.6 million to $2.3 million for the three months ended March 30, 2003 from $0.7 million for the three months ended March 31, 2002 due to the effect of the variances explained in the captions above.

     We recognized $0.9 million in the 2002 first quarter and $0.8 million in the 2003 first quarter of compensation expense in general and administrative expenses for the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, in which we invested prior to 2002 for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives. Under accounting principles generally accepted in the United States of America, we were unable to recognize any investment income on unrealized increases in value of the investments in the Trusts during the 2002 first quarter and the 2003 first quarter. However, during the 2003 first quarter, we sold one of the investments in the Trusts and recognized a previously unrealized gain of $0.5 million, which included increases in value prior to the 2003 first quarter, which is included in our investment income. The cumulative disparity between compensation expense and recognized investment income will reverse in future periods as either (1) additional investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease resulting in the recognition of a reduction of deferred compensation expense without any offsetting losses recognized in investment income.

Income Taxes

     The benefit from income taxes for the three months ended March 30, 2003 represented a rate of 12% which was lower than the United States Federal statutory rate of 35% principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. We had a provision for income taxes for the three months ended March 31, 2002 despite a pretax loss principally due to the impact of the same items on a lower pretax loss.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $20.5 million during the three months ended March 30, 2003 reflecting (1) cash used by changes in operating assets and liabilities of $17.5 million, (2) net operating investment adjustments of $6.8 million and (3) a net loss of $2.0 million, all partially offset by (1) net non-cash charges of $4.1 million and (2) the collection of a litigation settlement receivable of $1.7 million.

     The cash used by changes in operating assets and liabilities of $17.5 million reflected (1) a $9.9 million reduction in accrued compensation and related benefits principally due to the annual payment of previously accrued incentive compensation and (2) an $8.3 million reduction of Sybra's accounts payable and accrued expenses, other than accrued compensation and related benefits, principally to satisfy a portion of Sybra's net negative working capital assumed as contemplated as part of the Sybra Acquisition.

     The net operating investment adjustments of $6.8 million principally reflected $6.1 million of net purchases of trading securities in excess of sales. The net non-cash charges of $4.1 million consisted principally of $3.8 million of depreciation and amortization.

     Excluding the effect of any net purchases of trading securities, which represent the discretionary investment of excess cash and represented $6.1 million of the $20.5 million of cash used in operating activities in the 2003 first quarter, we expect positive cash flows from continuing operating activities during the remaining nine months of 2003. This is due to our expectation that the annual payment of incentive compensation impacting the $17.5 million of cash used in the 2003 first quarter by changes in operating assets and liabilities discussed above should not recur during the remainder of 2003 and, to an extent, should reverse. However, we continue to expect that our continuing operating activities will require a net use of cash for the full year 2003 due to the $20.5 million used in the 2003 first quarter partially reflecting the funding of a portion of Sybra's net negative working capital assumed in the Sybra Acquisition.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $505.6 million at March 30, 2003, reflecting a current ratio, which equals current assets divided by current liabilities, of 4.3:1. Working capital decreased $4.8 million from $510.4 million at December 29, 2002 principally due to the reclassification of long-term debt to current.

     Our total capitalization at March 30, 2003 was $711.6 million consisting of stockholders' equity of $332.7 million and $378.9 million of long-term debt, including current portion. Our total capitalization decreased $8.2 million from $719.8 million at December 29, 2002 principally due to (1) repayments of long-term debt of $8.3 million and (2) our net loss of $2.0 million, both partially offset by proceeds of $1.7 million from stock option exercises.

Securitization Notes and Sybra Long-Term Debt

     We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $249.8 million as of March 30, 2003 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Indenture, we currently estimate that we will repay $15.7 million during the remaining nine months of 2003 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

     We have outstanding, through our ownership of Sybra, leasehold notes, equipment notes and mortgage notes with total remaining principal balances of $89.8 million as of March 30, 2003. The leasehold notes have a remaining principal of $80.5 million and are generally due in equal monthly installments including interest through 2021, of which $4.4 million is due during the remaining nine months of 2003. The equipment notes have a remaining principal of $6.0 million and are generally due in equal monthly installments including interest through 2009, of which $1.0 million is due during the remaining nine months of 2003. The mortgage notes have a remaining principal of $3.3 million and are generally due in equal monthly installments including interest through 2018, of which $0.1 million is due during the remaining nine months of 2003.

     The Indenture and the agreements for the leasehold notes and mortgage notes contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness,
(b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust and Sybra. Arby's Franchise Trust and Sybra were in compliance with all of these covenants as of March 30, 2003.

     As of March 30, 2003, Arby's Franchise Trust had no amounts available for the payment of distributions. However, on April 21, 2003, $1.5 million relating to cash flows for the calendar month of March 2003 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Sybra is not permitted to pay any distributions prior to December 27, 2004.

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $17.5 million as of March 30, 2003, of which $2.4 million is due during the remaining nine months of 2003. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $12.9 million as of March 30, 2003, of which $1.5 million is due during the remaining nine months of 2003.

     Our total scheduled long-term debt repayments during the remaining nine months of 2003 are $25.7 million consisting principally of the $15.7 million expected to be paid under the Securitization Notes, $5.5 million under Sybra's leasehold, equipment and mortgage notes, $2.4 million under the secured bank term loan and $1.5 million under the 8.95% secured promissory note. In addition, in May 2003 we prepaid $3.2 million of capitalized lease obligations which is included in current portion of long-term debt as of March 30, 2003.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of March 30, 2003, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of March 30, 2003. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $42.4 million as of March 30, 2003, associated with our July 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $3.0 million during the remaining nine months of 2003 with further payments in 2004 through 2008 reducing the taxes payable in 2009 to approximately $36.0 million.

     Triarc guarantees mortgage and equipment notes payable through 2015 of approximately $41.0 million as of March 30, 2003 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations total approximately $64.0 million as of March 30, 2003, assuming the purchaser has made all scheduled payments through that date under those lease obligations.

     We guarantee up to $6.7 million of senior notes that mature in January 2007 issued by Encore to a major financial institution. The outstanding principal amount of these notes was $7.2 million as of March 30, 2003. Our guarantee will be reduced by (1) any repayments of these senior notes, (2) any purchases of these senior notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution by us, Encore or another significant stockholder of Encore or any of their affiliates. Some of our present and former officers, including entities controlled by them, who collectively owned 15.7% of Encore at the time of Encore's initial public offering in July 1999, are not parties to this note guarantee and could indirectly benefit from it.

     In addition to the note guarantee, we and other stockholders of Encore, including our present and former officers referred to above who had invested in Encore prior to its initial public offering, on a joint and several basis, had entered into guarantees and/or related agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of Encore. As of Encore's first quarter ended March 31, 2003, Encore had $1.9 million of outstanding revolving credit borrowings. The $15.0 million revolving credit line had been scheduled to expire in April 2003. In April 2003, the maturity date for any outstanding borrowings was extended until April 15, 2004, but the maximum amount available was reduced from $15.0 million to $5.0 million. This effectively reduced the guarantees to $5.0 million, of which we would be responsible for approximately $0.6 million assuming the full $5.0 million was borrowed and all of the parties, besides us, to the guarantees and the related agreements fully perform thereunder. In connection therewith, at March 30, 2003 we had $15.0 million in an interest-bearing bank custodial account at the financial institution providing the revolving credit line which was subject to set off under certain circumstances if the parties to the guarantees and related agreements failed to perform their obligations thereunder. These funds were subsequently withdrawn following the April 2003 extension of the revolving credit line.

Capital Expenditures

     Cash capital expenditures amounted to $0.7 million during the 2003 first quarter. We expect that cash capital expenditures will be approximately $3.0 million for the remaining nine months of 2003, principally for maintenance capital expenditures for company-owned restaurants, for which there were $0.1 million of outstanding commitments as of March 30, 2003.

Acquisitions and Investments

     As of March 30, 2003, we have $641.1 million of cash, cash equivalents and investments, including $30.6 million of investments classified as non-current and net of $14.4 million of securities sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.5 million held in a reserve account related to the Securitization Notes. The cash equivalents and non-current investments include $22.6 million of investments, at cost, in the Trusts designated to satisfy deferred compensation. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     Our Federal income tax returns for years subsequent to 1993 have not been examined by the Internal Revenue Service. However, should any income taxes or interest be assessed as the result of any Federal or state examinations for periods through the October 25, 2000 date of sale of our former beverage businesses, the purchaser has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of the former beverage businesses.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $50.0 million of our class A common stock through January 18, 2004. We did not repurchase any shares during the 2003 first quarter and we cannot assure you that we will repurchase any shares under this program.

Discontinued Operations

     The agreement relating to the October 25, 2000 sale of our former beverage businesses provides for a post-closing adjustment, the amount of which is in dispute. The purchaser has stated that it currently believes that it is entitled to receive from us a post-closing adjustment of $23.2 million plus interest at 7.19% from October 25, 2000 while we, on the other hand, have stated that we currently believe that no post-closing adjustment is required. We are in arbitration with the purchaser to determine the amount of the post-closing adjustment, if any. We currently expect the arbitration process to be completed no later than December 29, 2003.

Cash Requirements

     As of March 30, 2003, our consolidated cash requirements for continuing operations for the remaining nine months of 2003, exclusive of operating cash flow requirements, consist principally of (1) a maximum of $50.0 million of payments for repurchases of our class A common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments and capitalized lease prepayments aggregating $28.9 million, (3) capital expenditures  of  approximately  $3.0  million  and  (4) the  cost  of  business
acquisitions,   if  any.  Our  consolidated   cash   requirements   relating  to
discontinued operations for 2003 consist principally of the post-closing adjustment, if any, of up to $23.2 million related to the sale of our former beverage businesses, excluding related accrued interest which will be included in operating cash flows. We anticipate meeting all of these requirements through
(1) the use of our aggregate $610.5 million of existing cash and cash equivalents and short-term investments, net of $14.4 million of short-term investments sold with an obligation for us to purchase and (2) cash flows from continuing operating activities.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. Subsequent to March 30, 2003 the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and work is expected to begin at the site in the near future. Based on a preliminary cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees.

     In October 1998, various class action lawsuits were filed on behalf of our stockholders. Each of these actions names us, the Executives and members of our board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint which alleges that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, was materially false and misleading. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a similar stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through March 30, 2003, no further action has occurred with respect to these class action lawsuits.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our business. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.6 million as of March 30, 2003. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In  January  2003,  the  Financial   Accounting   Standards   Board  issued
Interpretation No. 46 "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Variable interest entities, which were formerly referred to as special purpose entities, are generally entities that either (1) have equity investors that do not provide significant financial resources for the entity to sustain its activities or (2) have equity investors without voting rights. Under Interpretation No. 46 variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. Interpretation No. 46 also requires certain disclosures if a significant, but not majority, variable interest is held. Interpretation No. 46 already applies for variable interests in entities created or obtained after January 31, 2003 and in the first fiscal period beginning after June 15, 2003 for variable interests in entities acquired before February 1, 2003. Since we do not presently have interests in any variable interest entities, the application of Interpretation No. 46 will not have any immediate effect on our consolidated financial position or results of operations.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies accounting for derivative instruments, including certain embedded derivative instruments, and for hedging activities under Statement 133. The provisions of Statement 149 are generally effective for contracts entered into or modified after June 30, 2003. Due to the recent release of Statement 149 we have yet to determine the impact, if any, it will have on us. However, we have historically not had transactions to which hedge accounting applied and have only a few derivative instruments. Since the provisions of Statement 149 generally are to be applied prospectively, we do not expect that the adoption of Statement 149 will have any immediate effect on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     This "Quantitative and Qualitative Disclosures about Market Risk" should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended December 29, 2002. Item 7A of our Form 10-K describes in more detail our objectives in managing our "Interest Rate Risk" with respect to long-term debt and our "Foreign Currency Risk," both as referred to below.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps during the 2003 first quarter. As of March 30, 2003, our long-term debt, including current portion, aggregated $378.9 million and consisted of $361.4 million of fixed-rate debt, including $5.6 million of capitalized leases, and $17.5 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than ninety days to nearly thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations and our board of directors has established certain investment policies to be followed with respect to the investment of funds.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the 2003 first quarter.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. As of March 30, 2003 these investments consisted of the following (in thousands):

      Cash equivalents included in "Cash and cash equivalents" on on accompanying condensed consolidated balance sheet.........$  463,247
      Short-term investments.........................................   157,429
                                                                     ----------
         Total cash equivalents and short-term investments...........   620,676
      Restricted cash equivalents....................................    32,470
      Non-current investments........................................    30,610
                                                                     ----------
                                                                     $  683,756
                                                                     ==========

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of money market mutual funds, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities. Our short-term investments included $62.5 million of United States government and government agency debt securities with maturities ranging from thirteen months to two years when acquired. The $62.5 million together with our cash equivalents were highly liquid investments that combined constituted 85% of our total cash equivalents and short-term investments shown above.

      At March 30, 2003 our investments are classified in the following general types or categories (in thousands):

                                                                                            Carrying Value
                                                                         At Fair       -----------------------
                         Type                             At Cost       Value (b)      Amount         Percent
                         ----                             -------       --------       ------         -------

      Cash equivalents (a)............................$   463,247     $   463,247    $  463,247        68%
      Restricted cash equivalents.....................     32,470          32,470        32,470         5%
      Securities accounted for as:
           Trading securities.........................     21,486          19,446        19,446         3%
           Available-for-sale securities..............    120,727         121,066       121,066        18%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     18,171          21,540        18,171         2%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....     23,213          37,546        23,213         3%
      Other non-current investments accounted for at:
           Cost.......................................      4,891           6,972         4,891         1%
           Equity.....................................        895             857         1,252        --
                                                      -----------     -----------    ----------      ------
      Total cash equivalents and long investment
        positions.....................................$   685,100     $   703,144    $  683,756       100%
                                                      ===========     ===========    ==========      ======
      Securities sold with an obligation for us to
        purchase accounted for as trading securities..$   (14,326)    $   (14,417)   $  (14,417)     N/A
                                                      ===========     ===========    ==========

     (a) Includes $4,459,000 of cash equivalents held in deferred compensation trusts.
     (b) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive loss bypassing net loss or included as a component of net loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Other non-current investments in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of each of the investees. We review all of our investments in which we have unrealized losses for any unrealized losses we deem to be other than temporary. We recognize an investment loss currently for any resulting other than temporary loss with a permanent reduction in the cost basis component of the investment. The cost of investments reflected in the table above represents original cost less unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our measure of market risk exposure represents an estimate of the potential change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instruments held by us at March 30, 2003 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated effects on the market value of our financial instruments as of March 30, 2003 based upon assumed immediate adverse effects as noted below (in thousands):


Trading Purposes:

                                                                                    Carrying           Equity
                                                                                      Value          Price Risk
                                                                                      -----          ----------
      Equity securities............................................................$  19,446        $  (1,945)
      Securities sold with an obligation to purchase...............................  (14,417)           1,442


     The sensitivity analysis of financial instruments held for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at March 30, 2003 with all other variables held constant. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

Other Than Trading Purposes:

                                                          Carrying     Interest      Equity           Foreign
                                                            Value      Rate Risk   Price Risk      Currency Risk
                                                            -----      ---------   ----------      -------------
    Cash equivalents....................................$  463,247    $      (27)   $      --       $       --
    Restricted cash equivalents.........................    32,470            --           --               --
    Available-for-sale United States government
       and government agency debt securities............    62,523          (261)          --               --
    Available-for-sale corporate debt securities........     8,730           (20)          --             (174)
    Available-for-sale asset-backed securities..........    23,602        (2,203)          --               --
    Available-for-sale equity securities................    17,814            --       (1,781)              --
    Available-for-sale debt mutual fund.................     8,397          (126)          --               --
    Other investments...................................    47,527        (1,257)      (2,844)             (76)
    Long-term debt, excluding capitalized lease
       obligations......................................   373,366       (16,247)          --               --
    Interest rate swap agreement in a payable position..     1,174          (410)          --               --


     The sensitivity analysis of financial instruments held at March 30, 2003 for purposes other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and (3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at March 30, 2003 and with all other variables held constant. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. For purposes of this analysis, our debt investments were assumed to have average remaining maturities as set forth below. Our cash equivalents consisted of $441.0 million of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk and $22.2 million of commercial paper with maturities of three months or less when acquired which were assumed to have an average remaining maturity of 45 days. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value. Our United States government and government agency debt securities consisted of several securities with maturities ranging from thirteen months to two years when acquired and had an average remaining maturity of five months. Our corporate debt securities consisted of short-term commercial paper and foreign corporate convertible debt and had an average remaining maturity of 85 days. Our asset-backed securities had expected maturities ranging from two years to thirty years when acquired and had an average remaining maturity of nine and one-third years. Our debt mutual fund had underlying investments with an average duration of one and one-half years and, accordingly, was assumed to have an average remaining maturity of one and one-half years. Our other investments, principally investment limited partnerships and similar investment entities, included debt securities for which we assumed an average remaining maturity of ten years. The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvest in similar securities, the effect of the interest rate risk of one percentage point above their levels at March 30, 2003 would continue beyond the maturities assumed.

     The interest rate risk presented with respect to our long-term debt, excluding capitalized lease obligations, relates only to our fixed-rate debt and represents the potential impact the indicated change has on the fair value of this debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value since the floating interest rate resets monthly. However, we have an interest rate swap agreement but with an embedded written call option on our variable-rate debt. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

     For investments in investment limited partnerships and similar investment entities accounted for at cost and other non-current investments which trade in public markets or are convertible into securities which trade in public markets included in "Other investments" in the table above, the sensitivity analysis assumes the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies generally was unchanged since December 29, 2002 since more current information was not available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk and no interest rate risk. Further, this analysis assumed no market risk for other investments, other than investment limited partnerships and similar investment entities and other non-current investments which trade in public equity markets. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company") and those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

o Competition, including pricing pressures, the potential impact of competitors' new units on sales by Arby's(R) restaurants and consumers' perceptions of the relative quality, variety and value of the food products offered;

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

o Availability, location and terms of sites for restaurant development by the Company and its franchisees;

o The ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

o        Delays in opening new restaurants or completing remodels;

o Anticipated and unanticipated restaurant closures by the Company and its franchisees;

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

o        Labor and employee benefit costs;

o Availability and cost of energy, raw materials, ingredients and supplies;

o The potential impact that interruptions in the distribution of supplies of food and other products to Arby's restaurants could have on sales at Company-owned restaurants and the royalties that the Company receives from franchisees;

o Availability and cost of workers' compensation and general liability premiums and claims experience;

o Changes in national, regional and local economic, business or political conditions in the countries and other territories in which the Company and its franchisees operate;

o Changes in government regulations, including franchising laws, accounting standards, environmental laws, minimum wage rates and taxation requirements;

o The costs, uncertainties and other effects of legal, environmental and administrative proceedings;

o The impact of general economic conditions on consumer spending, including a slower consumer economy, and the effects of war or terrorist activities;

o        Adverse weather conditions; and

o Other risks and uncertainties referred to in Triarc's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (see especially "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "Form 10-K"), in 2001 a vacant property owned by our indirect subsidiary, Adams Packing Association, Inc., was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection ("FDEP") agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams Packing's environmental consultant and work is expected to begin at the site in the near future. Based on a preliminary cost estimate of approximately $1.0 million for completion of the work plan, developed by Adams Packing's environmental consultant, and Adams Packing's current reserve levels, and after taking into consideration various legal defenses available to us and/or Adams Packing, the cost of further investigation and remediation at the site is not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 5.  Other Events

      Stock Repurchase Program
      ------------------------

     On January 18, 2001, our management was authorized, when and if market conditions warrant, and to the extent legally permissible, to purchase from time to time up to an aggregate of $50 million of our Class A Common Stock pursuant to a $50 million stock repurchase program that was scheduled to end on January 18, 2003. In January 2003, the term of the stock repurchase program was extended until January 18, 2004 and the amount available under the stock repurchase program was replenished to permit the Company to repurchase a total of $50 million worth of our Class A Common Stock on or after January 18, 2003 (in addition to the $10.5 million previously spent under the program). Triarc has not repurchased any shares of Class A Common Stock pursuant to the stock repurchase program since January 18, 2003. We cannot assure you that we will repurchase any additional shares pursuant to this stock repurchase program.

Item 6.  Exhibits and Reports on Form 8-K

(b)  Report on Form 8-K

      The Registrant furnished a report on Form 8-K on March 27, 2003, which included information under Item 9 of such form.

      The Registrant filed a report on Form 8-K on March 27, 2003, which included information under Item 7 of such form.

      The Registrant furnished a report on Form 8-K on February 18, 2003, which included information under Item 9 of such form.

      The Registrant filed a report on Form 8-K on January 21, 2003, which included information under Item 7 of such form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIARC COMPANIES, INC.
                                        (Registrant)


Date:  May 12, 2003                     By:  /S/  FRANCIS T. MCCARRON
                                        -----------------------------------
                                        Francis T. McCarron
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Company)


Date:  May 12, 2003                     By:  /S/  FRED H. SCHAEFER
                                        -----------------------------------
                                        Fred H. Schaefer
                                        Senior Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

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

Date:  May 12, 2003
                                            /S/ NELSON PELTZ
                                ------------------------------------
                                            Nelson Peltz
                                Chairman and Chief Executive Officer

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

Date:  May 12, 2003
                                            /S/ FRANCIS T. MCCARRON
                                     ------------------------------------
                                            Francis T. McCarron
                                         Senior Vice President and
                                          Chief Financial Officer

                                  Exhibit Index

Exhibit
  No.                         Description                        Page No.
  ---                         -----------                        --------