Form 10-Q
period 2003-07-31
TRIARC COMPANIES INC
filed 2003-08-13
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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

                                                (X) Yes  ( )No

     There were 19,588,173 shares of the registrant's Class A Common Stock outstanding as of July 31, 2003.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 29,           June 29,
                                                                                          2002 (A)               2003
                                                                                          --------               ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................................$  457,472           $   561,948
     Short-term investments............................................................   175,161               192,697
     Receivables.......................................................................    12,967                11,687
     Inventories.......................................................................     2,274                 2,348
     Deferred income tax benefit.......................................................    15,037                15,477
     Prepaid expenses and other current assets.........................................     6,471                 7,399
                                                                                       ----------           -----------
        Total current assets...........................................................   669,382               791,556
Restricted cash equivalents............................................................    32,476                32,469
Investments............................................................................    34,717                34,740
Properties.............................................................................   115,224               110,902
Goodwill ..............................................................................    90,689                90,789
Other intangible assets................................................................     8,291                 8,182
Deferred costs and other assets........................................................    16,604                21,837
                                                                                       ----------           -----------
                                                                                       $  967,383           $ 1,090,475
                                                                                       ==========           ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$   34,422           $    34,589
     Accounts payable .................................................................    18,998                17,032
     Accrued expenses..................................................................    73,338                85,150
     Net current liabilities relating to discontinued operations.......................    33,083                36,844
                                                                                       ----------           -----------
        Total current liabilities......................................................   159,841               173,615
Long-term debt.........................................................................   352,700               501,192
Deferred compensation payable to related parties.......................................    25,706                27,665
Deferred income taxes..................................................................    60,070                59,543
Other liabilities, deferred income and minority interests in a consolidated subsidiary.    36,324                34,417
Stockholders' equity:
     Common stock......................................................................     2,955                 2,955
     Additional paid-in capital........................................................   131,708               133,727
     Retained earnings.................................................................   360,995               357,597
     Common stock held in treasury.....................................................  (162,084)             (208,673)
     Deferred compensation payable in common stock.....................................        --                10,160
     Accumulated other comprehensive deficit...........................................      (832)               (1,723)
                                                                                       ----------           -----------
        Total stockholders' equity.....................................................   332,742               294,043
                                                                                       ----------           -----------
                                                                                       $  967,383           $ 1,090,475
                                                                                       ==========           ===========


(A) Derived and reclassified from the audited consolidated financial statements as of December 29, 2002.




     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Six Months Ended
                                                            ------------------------         ------------------------
                                                            June 30,        June 29,         June 30,        June 29,
                                                              2002            2003             2002            2003
                                                              ----            ----             ----            ----
                                                                       (In Thousands Except Per Share Amounts)
                                                                                   (Unaudited)

Revenues:
    Net sales...............................................$      --      $  51,398         $     --       $  99,895
    Royalties and franchise and related fees (A)............   24,837         23,402           47,218          44,639
                                                            ---------      ---------         --------       ---------
                                                               24,837         74,800           47,218         144,534
                                                            ---------      ---------         --------       ---------

Costs and expenses:
    Cost of sales, excluding depreciation and amortization..       --         37,589               --          73,844
    Advertising and selling.................................    1,070          4,043            1,115           7,143
    General and administrative..............................   18,261         23,899           37,722          47,279
    Depreciation and amortization, excluding amortization
      of deferred financing costs...........................    1,674          3,414            3,255           6,797
                                                            ---------      ---------         --------       ---------
                                                               21,005         68,945           42,092         135,063
                                                            ---------      ---------         --------       ---------
           Operating profit.................................    3,832          5,855            5,126           9,471
Interest expense............................................   (6,803)        (9,367)         (13,163)        (17,825)
Insurance expense related to long-term debt.................   (1,130)        (1,046)          (2,305)         (2,138)
Investment income (loss), net...............................   (4,915)         3,729            1,147           6,870
Loss on sale of businesses..................................   (1,218)            --           (1,218)             --
Other income (expense), net.................................      210           (512)            (360)             45
                                                            ---------      ---------         ---------      ---------
           Loss before income taxes and minority interests..  (10,024)        (1,341)         (10,773)         (3,577)
(Provision for) benefit from income taxes...................    1,267           (195)             970              67
Minority interests in loss of a consolidated subsidiary.....    1,246            112            1,246             112
                                                            ---------      ---------         --------       ---------
           Net loss.........................................$  (7,511)     $  (1,424)        $ (8,557)      $  (3,398)
                                                            =========      =========         ========       =========

Basic and diluted loss per share............................$    (.37)     $    (.07)        $   (.42)      $    (.17)
                                                            =========      =========         ========       =========
Pro forma basic and diluted loss per share (B)..............$    (.12)     $    (.02)        $   (.14)      $    (.06)
                                                            =========      =========         ========       =========


(A) Includes royalties from Sybra, Inc. of $1,865,000 and $3,601,000 for the three-month and six-month periods ended June 30, 2002, respectively, whereas the royalties from Sybra, Inc. of $1,773,000 and $3,450,000 for the three-month and six-month periods ended June 29, 2003, respectively, were eliminated in consolidation.

(B)   Reflects the effect of a stock distribution, as more fully disclosed in
      Note 11, of two shares of class B common stock for each outstanding share of class A common stock declared on August 11, 2003 with a distribution date of September 4, 2003.











     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Six Months Ended
                                                                                             ------------------------------
                                                                                              June 30,             June 29,
                                                                                                2002                 2003
                                                                                                ----                 ----
                                                                                                      (In Thousands)
                                                                                                        (Unaudited)
Cash flows from continuing operating activities:
    Net loss................................................................................$   (8,557)          $   (3,398)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
       Depreciation and amortization of properties..........................................     2,834                6,157
       Amortization of other intangible assets and certain other items......................       421                  640
       Amortization of deferred financing costs and original issue discount.................       964                1,001
       Collection of litigation settlement receivable.......................................     1,667                1,667
       Deferred compensation provision .....................................................       627                1,959
       Operating investment adjustments, net (see below)....................................     5,767              (37,344)
       Deferred vendor incentive recognized.................................................        --                 (941)
       Equity in losses (earnings) of investees, net........................................       705                 (799)
       Unfavorable lease liability recognized...............................................        --                 (766)
       Deferred income tax benefit..........................................................    (1,985)                (440)
       Minority interests in loss of a consolidated subsidiary .............................    (1,246)                (112)
       Other, net...........................................................................       214                 (411)
       Changes in operating assets and liabilities:
          Decrease in receivables...........................................................       164                    7
          Increase in inventories...........................................................        --                  (74)
          (Increase) decrease in prepaid expenses and other current assets..................        31                 (928)
          Decrease in accounts payable and accrued expenses.................................    (9,400)             (10,334)
                                                                                            ----------           ----------
            Net cash used in continuing operating activities................................    (7,794)             (44,116)
                                                                                            ----------           ----------
Cash flows from continuing investing activities:
    Investment activities, net (see below)..................................................   (42,397)              38,945
    Capital expenditures....................................................................       (23)              (1,870)
    Adjustment to cost of business acquisition..............................................        --                 (100)
    Purchase of fractional interest in corporate aircraft...................................    (1,200)                  --
    Other...................................................................................       183                 (201)
                                                                                            ----------           ----------
            Net cash provided by (used in) continuing investing activities..................   (43,437)              36,774
                                                                                            ----------           ----------
Cash flows from continuing financing activities:
    Issuance of long-term debt..............................................................        --              175,000
    Repayments of long-term debt............................................................   (11,962)             (26,343)
    Repurchases of common stock for treasury................................................        --              (41,700)
    Deferred financing costs................................................................        --               (6,525)
    Exercises of stock options..............................................................     3,273                6,333
    Transfers from restricted cash equivalents..............................................       210                   94
                                                                                            ----------           ----------
            Net cash provided by (used in) continuing financing activities..................    (8,479)             106,859
                                                                                            ----------           ----------
Net cash provided by (used in) continuing operations........................................   (59,710)              99,517
Net cash provided by discontinued operations................................................       442                4,959
                                                                                            ----------           ----------
Net increase (decrease) in cash and cash equivalents........................................   (59,268)             104,476
Cash and cash equivalents at beginning of period............................................   506,461              457,472
                                                                                            ----------           ----------
Cash and cash equivalents at end of period..................................................$  447,193           $  561,948
                                                                                            ==========           ==========

Details of cash flows related to investments:
    Operating investment adjustments, net:
       Proceeds from sales of trading securities............................................$   25,531           $  113,226
       Cost of trading securities purchased.................................................   (25,601)            (148,567)
       Net recognized losses (gains)from trading securities and short positions in
         securities ........................................................................        90                 (141)
       Other net recognized losses (gains), including other than temporary losses, and
         equity in an investment limited partnership........................................     5,500               (1,914)
       Net amortization of premium on debt securities.......................................       247                   52
                                                                                            ----------           ----------
                                                                                            $    5,767           $  (37,344)
                                                                                            ==========           ==========





                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                     Six Months Ended
                                                                                             ------------------------------
                                                                                              June 30,             June 29,
                                                                                                2002                 2003
                                                                                                ----                 ----
                                                                                                      (In Thousands)
                                                                                                        (Unaudited)
Investing investment activities, net:
       Proceeds from sales and maturities of available-for-sale securities and other
         investments........................................................................$   37,008           $   98,089
       Cost of available-for-sale securities and other investments purchased................   (81,667)             (64,583)
       Proceeds of securities sold short....................................................    18,842               19,346
       Payments to cover short positions in securities......................................   (16,580)             (13,907)
                                                                                            -----------          ----------
                                                                                            $  (42,397)          $   38,945
                                                                                            ===========          ==========















































     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 29, 2003
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 29, 2002 and June 29, 2003, its results of operations for the three and six-month periods ended June 30, 2002 and June 29, 2003 and its cash flows for the six-month periods ended June 30, 2002 and June 29, 2003 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first half of fiscal 2002 commenced on December 31, 2001 and ended on June 30, 2002, with its second quarter of 2002 commencing on April 1, 2002. The Company's first half of 2003 commenced on December 30, 2002 and ended on June 29, 2003, with its second quarter of 2003 commencing on March 31, 2003. The periods from April 1, 2002 to June 30, 2002 and December 31, 2001 to June 30, 2002 are referred to herein as the three-month and six-month periods ended June 30, 2002, respectively. The periods from March 31, 2003 to June 29, 2003 and December 30, 2002 to June 29, 2003 are referred to herein as the three-month and six-month periods ended June 29, 2003, respectively. Each quarter contained 13 weeks and each half contained 26 weeks.

     Certain amounts included in the accompanying prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)  Stock-Based Compensation

     The Company maintains or maintained several equity plans (the "Equity Plans") which collectively provide or provided for the grant of stock options to certain officers, other key employees, non-employee directors and consultants and shares of the Company's class A common stock (the "Class A Common Stock") pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors.

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

     A summary of the effect on net loss and net loss per share in each period presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                                  Three Months Ended           Six Months Ended
                                                               ------------------------   ---------------------------
                                                                  June 30,     June 29,     June 30,        June 29,
                                                                   2002          2003         2002            2003
                                                                   ----          ----         ----            ----

      Net loss, as reported....................................$   (7,511)   $  (1,424)   $   (8,557)     $   (3,398)
      Reversal of stock-based employee compensation expense
        determined under the intrinsic value method included
        in reported net loss, net of related income taxes......       173           49           173              49
      Recognition of total stock-based employee compensation
        expense determined under the fair value method, net
        of related income taxes................................    (1,207)      (1,413)       (2,678)         (2,683)
                                                               ----------    ---------    ----------      ----------
      Net loss, as adjusted....................................$   (8,545)   $  (2,788)   $  (11,062)     $   (6,032)
                                                               ==========    =========    ==========      ==========

      Basic and diluted loss per share:
        As reported............................................$     (.37)   $    (.07)   $     (.42)     $    (.17)
        As adjusted............................................      (.42)        (.14)         (.54)          (.30)
      Pro forma basic and diluted loss per share:
        As reported ...........................................      (.12)        (.02)         (.14)          (.06)
        As adjusted (Note 11)..................................      (.14)        (.05)         (.18)          (.10)

     The fair value of these stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes option pricing model (the "Black-Scholes Model") with the assumptions set forth below for options granted during the three and six-month periods ended June 30, 2002 and June 29, 2003:

                                                  Three and Six Months Ended
                                                  --------------------------
                                                  June 30,          June 29,
                                                    2002              2003
                                                    ----              ----

      Risk-free interest rate..................   4.80%             2.90%
      Expected option life in years............    7                 7
      Expected volatility......................   15.8%             17.5%
      Dividend yield ..........................   None              None

     During the three and six-month periods ended June 30, 2002 and June 29, 2003, the Company granted 28,000 and 24,000 stock options, respectively, under the Equity Plans at exercise prices equal to the market price of the stock on the grant date. The weighted average grant date fair values of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $8.78 and $7.56, respectively.

     The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the Company, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

(3) Acquisition of Sybra

     On December 27, 2002, the Company completed the acquisition (the "Sybra Acquisition") of all of the voting equity interests of Sybra, Inc. ("Sybra") from I.C.H. Corporation ("ICH") as disclosed in more detail in Note 3 to the Company's consolidated financial statements contained in the Form 10-K. Sybra owned and operated 239 Arby's restaurants in nine states as of the date of the Sybra Acquisition and, prior to the acquisition, was the second largest franchisee of Arby's restaurants. The aggregate purchase price paid for Sybra by the Company was $9,850,000 (originally estimated at $9,750,000 as of December 29, 2002) consisting of $8,219,000 of payments to ICH's creditors and $1,631,000 of estimated fees and expenses.

     The allocation of the original estimate of the purchase price of Sybra to the assets acquired and the liabilities assumed at the date of the Sybra
Acquisition is set forth in Note 3 to the consolidated financial statements contained in the Form 10-K. This allocation of the purchase price of Sybra is on a preliminary basis and remains subject to finalization.

     Sybra's results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows for the first half ended June 29, 2003 but have not been included for the first half ended June 30, 2002. However, royalties and franchise and related fee revenues from Sybra, which are no longer included in the accompanying condensed consolidated statements of operations and cash flows for the first half ended June 29, 2003, were included for the first half ended June 30, 2002.

     The following pro forma condensed consolidated summary operating information (the "As Adjusted for the Acquisition" information) of the Company for the first half ended June 30, 2002 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the Sybra Acquisition as if it had been consummated on December 31, 2001 (in thousands except per share amounts):


                                                                                        Six Months Ended June 30, 2002
                                                                                        ------------------------------
                                                                                                           As Adjusted
                                                                                     As Reported      for the Acquisition
                                                                                     -----------      -------------------
      Revenues......................................................................$   47,218             $ 147,492
      Operating profit..............................................................     5,126                 3,509
      Net loss......................................................................    (8,557)              (13,133)
      Basic and diluted loss per share..............................................      (.42)                 (.64)
      Pro forma basic and diluted loss per share (Note 11)..........................      (.14)                 (.21)

     This pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sybra Acquisition actually been consummated on December 31, 2001 or of the Company's future results of operations.

(4)      Long-Term Debt and Stockholders' Equity

     On May 19, 2003 the Company issued (the "Offering") $175,000,000 aggregate principal amount of 5% convertible notes due 2023 (the "Convertible Notes") in a private placement. The Company used a portion of the $175,000,000 proceeds from the Offering to purchase 1,500,000 shares of Class A Common Stock for treasury for $41,700,000 (the "Treasury Stock Purchase") and to pay estimated fees and expenses associated with the Offering of $6,525,000. The balance of the net proceeds from the Offering are being used by the Company for general corporate purposes, which may include working capital, repayment of indebtedness, acquisitions, additional share repurchases and investments.

     The Convertible Notes are convertible under specified circumstances into an aggregate 4,375,000 shares of the Company's Class A Common Stock at a conversion rate of 25 shares per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances, which represents an initial conversion price of $40 per share. However, the conversion terms will be adjusted based on a stock distribution declared on August 11, 2003, as disclosed in more detail in
Note 11. The Convertible Notes are redeemable at the Company's option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. In July 2003, a registration statement covering the resale of the Convertible Notes and the Class A Common Stock issuable upon any conversion of the Convertible Notes was declared effective by the SEC. The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

     The following pro forma operating information (the "As Adjusted for the Offering" information) of the Company for the six months ended June 29, 2003 has been prepared by adjusting the historical information set forth in the accompanying condensed consolidated statement of operations to give effect to the Offering and the Treasury Stock Purchase (which affects only the weighted average number of common shares and the loss per share) prior to the May 19, 2003 Offering date as if such transactions had been consummated on December 30, 2002 and does not reflect incremental interest income or any other benefit of the excess proceeds of the Offering (in thousands except per share amounts):

                                                                                      Six Months Ended June 29, 2003
                                                                                      ------------------------------
                                                                                                        As Adjusted
                                                                                      As Reported    For the Offering
                                                                                      -----------    ----------------

      Interest expense...............................................................$   17,825         $   21,549
      Net loss.......................................................................    (3,398)            (5,781)
      Basic and diluted loss per share...............................................      (.17)              (.30)
      Weighted average number of common shares used for calculation of basic
           and diluted loss per share................................................    20,294             19,140
      Pro forma basic and diluted loss per share (Note 11)...........................      (.06)              (.10)


     This pro forma information is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had the Offering actually occurred on December 30, 2002 or of the Company's future results of operations.

(5)      Income Taxes

     The Company's Federal income tax returns for the years subsequent to 1993 have not been examined by the Internal Revenue Service (the "IRS"). However, the Company has been notified by the IRS of its intent to examine the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. Management of the Company believes that adequate aggregate provisions have been made in prior periods for any tax liabilities, including interest, that may result from the completion of this examination.

(6)      Comprehensive Loss

     The following is a summary of the components of comprehensive loss, net of income taxes (in thousands):

                                                                  Three Months Ended            Six Months Ended
                                                               ------------------------   -------------------------
                                                                June 30,      June 29,     June 30,       June 29,
                                                                 2002           2003         2002           2003
                                                                 ----           ----         ----           ----

      Net loss................................................. $ (7,511)   $   (1,424)   $  (8,557)     $   (3,398)
      Net change in unrealized holding gains or losses on
        available-for-sale securities (see below)..............    1,875          (972)      (1,109)           (903)
      Net change in currency translation adjustment............      (29)            6          (26)             12
                                                               ---------    ----------    ---------      ----------
      Comprehensive loss.......................................$  (5,665)   $   (2,390)   $  (9,692)     $   (4,289)
                                                               =========    ==========    =========      ==========


     The following is a summary of the components of the net change in the unrealized holding gains or losses on available-for-sale securities included in other comprehensive loss (in thousands):

                                                                  Three Months Ended            Six Months Ended
                                                               ------------------------   -------------------------
                                                                June 30,      June 29,     June 30,       June 29,
                                                                 2002           2003         2002           2003
                                                                 ----           ----         ----           ----

      Net change in unrealized appreciation or depreciation
        of available-for-sale securities during the period.....$     (86)   $   (1,444)   $    (422)     $   (1,590)
      (Less) plus reclassification of prior period net
        (appreciation) depreciation included in net loss.......    3,014           (84)      (1,334)            178
                                                               ---------    ----------    ---------      ----------
                                                                   2,928        (1,528)      (1,756)         (1,412)
      Equity in change in unrealized gain on a retained
        interest ..............................................      (23)           (9)          55             (16)
      Equity in change in unrealized gain on available-for-
        sale securities........................................        2            (5)           2              (3)
      Income tax (provision) benefit...........................   (1,032)          570          590             528
                                                               ---------    ----------    ---------      ----------
                                                               $   1,875    $     (972)   $  (1,109)     $     (903)
                                                               =========    ==========    =========      ==========

(7)  Discontinued Operations

     In October 2000 the Company sold (the "Snapple Beverage Sale") the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations") to affiliates of Cadbury Schweppes plc ("Cadbury"). Prior thereto, the Company sold the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company. The Beverage Discontinued Operations and the SEPSCO Discontinued Operations have been accounted for as discontinued operations since their respective dates of sale.

     The consideration paid to the Company in the Snapple Beverage Sale consisted of (1) cash, which is subject to further post-closing adjustment as described below and (2) the assumption by Cadbury of debt and related accrued interest. The Snapple Beverage Sale purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it currently believes that it is entitled to receive from the Company a post-closing adjustment of $23,189,000 plus interest at 7.19% from the October 25, 2000 sale date while the Company, on the other hand, has stated that it currently believes that no post-closing adjustment is required. The Company is in arbitration with Cadbury to determine the amount of the post-closing adjustment, if any. The Company currently expects the arbitration process to be completed by December 28, 2003.

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):

                                                                                   December 29,           June 29,
                                                                                       2002                 2003
                                                                                       ----                 ----

      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$    30,316          $    34,134 (a)
      Net liabilities of SEPSCO Discontinued Operations (net of assets held
        for sale of $234)..........................................................      2,767                2,710
                                                                                   -----------          -----------
                                                                                   $    33,083          $    36,844
                                                                                   ===========          ===========

(a) Increase is principally due to the collection during 2003 of income tax receivables.

(8)  Loss Per Share

     Basic and diluted loss per share have been computed by dividing the net loss by the weighted average number of common shares outstanding of 20,486,000 and 20,175,000 for the three-month periods ended June 30, 2002 and June 29, 2003, respectively, and 20,454,000 and 20,294,000 for the six-month periods ended June 30, 2002 and June 29, 2003, respectively. The weighted average common shares for the three and six-month periods ended June 29, 2003 include the weighted-average effect commencing April 23, 2003 of the shares held in deferred compensation trusts (see Note 9). Diluted loss per share for the three and six-month periods ended June 30, 2002 and June 29, 2003 is the same as basic loss per share since the Company reported a net loss for each of these periods and, therefore, the effect of all potentially dilutive securities on the net loss per share would have been antidilutive. Pro forma basic and diluted loss per share reflecting the effect of the stock distribution declared on August 11, 2003 have been computed as disclosed in Note 11.

     The only remaining Company securities as of June 29, 2003 that could dilute basic income per share for periods subsequent to June 29, 2003 are (1) 7,961,489 outstanding stock options and (2) $175,000,000 of 5% convertible notes which are convertible into 4,375,000 shares of the Company's Class A Common Stock (see
Note 4).

(9)  Transactions with Related Parties

     Prior to 2002 the Company provided incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $627,000 and $1,959,000 was recognized in the six-month periods ended June 30, 2002 and June 29, 2003, respectively, for the increase in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company was not able to recognize any investment income on unrealized increases in the fair value of the investments in the Deferred Compensation Trusts during the six-month periods ended June 30, 2002 and June 29, 2003. However, during the six-month period ended June 29, 2003, the Company sold one of the investments in the Deferred Compensation Trusts and recognized a previously unrealized gain of $452,000, which included increases in value prior to the 2003 first half. The cumulative disparity between compensation expense and net recognized investment income will reverse in future periods as either
(1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of deferred compensation expense without any offsetting losses recognized in investment income. Recognized gains are included in "Investment income (loss), net" and deferred compensation expense is included in "General and administrative" in the accompanying condensed consolidated statements of operations. The obligation to the Executives is reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets. The assets in the Deferred Compensation Trusts which are reflected in the accompanying condensed consolidated balance sheet as of June 29, 2003 consisted of $22,384,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, $204,000 included in "Cash and cash equivalents" and $495,000 included in "Receivables."

     In April 2003 the Executives exercised an aggregate 1,000,000 stock options under the Company's Equity Plans and paid the exercise price utilizing shares of the Company's Class A Common Stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by an additional 360,795 shares of the Company's Class A Common Stock based on the market price at the date of exercise. Such shares are being held in deferred compensation trusts. The Executives had previously elected to defer the receipt of the 360,795 shares until no earlier than January 3, 2005. The resulting obligation of $10,160,000 is reported as the "Deferred compensation payable in common stock" component of "Stockholders' equity" in the accompanying condensed consolidated balance sheet as of June 29, 2003.

     The Company received a $5,000,000 interest-bearing note (the "Executives' Note") from the Executives prior to 2002 as part of a settlement of a class action lawsuit receivable in three equal installments. The Executives' Note bore interest at 4.92% during the twelve-month period ended March 31, 2002 and at 1.75% thereafter through maturity. The Company recorded interest income on the Executives' Note of $48,000 and $7,000 for the six-month periods ended June 30, 2002 and June 29, 2003, respectively. In March of 2002 and 2003 the Company collected the second and third installments aggregating $3,334,000 on the Executives' Notes and also collected related interest of $163,000 and $29,000, respectively.

     As disclosed in more detail in Note 23 ("Note 23") to the consolidated financial statements contained in the Form 10-K regarding related party transactions, the Company has provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management prior to 2002. The Company did not enter into any new co-investments subsequent to 2001 and the co-investment policy no longer permits any new loans. During the quarter ended December 29, 2002, the Company provided an allowance of $176,000 for the uncollectible non-recourse portion of the notes owed by management in connection with their co-investments in EBT Holding Company, LLC ("EBT") due to the worthlessness of the investment owned by EBT. Such non-recourse notes were subsequently forgiven in March 2003. During the six-month period ended June 29, 2003, the Company collected the remaining $176,000 of the recourse portion of the notes with respect to EBT and $2,000 of related accrued interest. Under the Company's co-investment policy, as of June 29, 2003 the Company had in total $1,994,000 of remaining co-investment notes receivable from management, of which $997,000 was non-recourse, less a $452,000 remaining allowance for the uncollectible non-recourse portion of the notes, of which $393,000 was provided during the quarter ended December 29, 2002 and $59,000 was provided for during the six months ended June 29, 2003. These notes, net of the related allowance, are included in "Deferred costs and other assets" in the accompanying condensed consolidated balance sheets.

     Also, as disclosed in more detail in Note 23, the Company and certain of its officers, including entities controlled by them, have invested in Encore Capital Group, Inc. ("Encore"), an investment accounted for by the Company under the equity method. The Company and other stockholders of Encore, including the present and former officers of the Company who have invested in Encore prior to an initial public offering by Encore of its common stock in July 1999, on a joint and several basis, had entered into guarantees (the "Bank Guarantees") and/or certain related agreements to guarantee up to $15,000,000 of revolving credit borrowings of a subsidiary of Encore. The $15,000,000 revolving credit line had been scheduled to expire in April 2003. In April 2003, the maturity date for any revolving credit borrowings was extended until April 15, 2004, but the maximum amount available was reduced from $15,000,000 to $5,000,000. This effectively reduced the Bank Guarantees to $5,000,000, of which the Company would be responsible for approximately $600,000 assuming the full $5,000,000 was borrowed and all of the parties, besides the Company, to the Bank Guarantees and the related agreements fully perform thereunder. As of Encore's second quarter ended June 30, 2003, Encore had no outstanding revolving credit borrowings. Prior to the April 2003 extension, the Company had an interest-bearing bank custodial account at the financial institution providing the revolving credit line with a balance of $15,019,000, which was subject to set off under certain circumstances if the parties to the Bank Guarantees and related agreements failed to perform their obligations thereunder. The interest-bearing bank account was included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet as of December 29, 2002. However, such funds were subsequently withdrawn by the Company following the April 2003 extension of the revolving credit line. In addition, the Company continues to guarantee the obligations under the senior notes of Encore as disclosed in more detail in Note 23.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 23 to the consolidated financial statements contained in the Form 10-K.

(10) Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP"), agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and work has begun at the site. Based on a preliminary cost estimate of approximately $1,000,000 for completion of the work plan developed by Adams' environmental consultant, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees. Such provision was made primarily during the three-month period ended June 30, 2002 principally as "Loss on sale of businesses" in the accompanying condensed consolidated statement of operations since the provision represented an adjustment to the previously recorded gain on the sale of Adams.

     In October 1998, various class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and members of the Company's board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint which alleged that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, was materially false and misleading. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a similar stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through June 29, 2003, no further action has occurred with respect to the remaining class action lawsuit.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its business. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,400,000 as of June 29, 2003. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(11) Subsequent Events

     On August 11, 2003, the Company declared a stock distribution of two shares of a newly designated series of its previously authorized class B common stock (the "Class B Common Stock") for each outstanding share of Class A Common Stock held on August 21, 2003, with a distribution date of September 4, 2003. The Class B Common Stock will be entitled to one-tenth of a vote per share, will have a $.01 per share liquidation preference and will be entitled to receive cash dividends per share of at least 110% of any regular quarterly cash dividends per share when, as and if, declared on the Class A Common Stock through September 4, 2006. Thereafter, the Class B Common Stock will participate equally on a per share basis with the Class A Common Stock in any cash dividends. Following the stock distribution, each $1,000 principal amount of Convertible Notes will be convertible into a combination of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock and each stock option outstanding under the Equity Plans will be exercisable for a combination of one share of Class A Common Stock and two shares of Class B Common Stock. Loss per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been set forth on both a pre-distribution and a pro forma post-distribution basis, since the distribution has been declared but has not yet been made.

     Pro forma basic and diluted loss per share have been computed by dividing the net loss attributable to the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class assuming the stock distribution had occurred at the beginning of each period presented. Since there were no dividends declared or contractually payable in any of the periods presented, the net loss was allocated one-third to the Class A Common Shares and two-thirds to the Class B Common Shares based on how each class would have shared in the net loss in accordance with the stock distribution. The weighted average number of Class A Common Shares is unchanged from those disclosed in
Note 8 and the weighted average number of Class B Common Shares is twice that of the Class A Common Shares. Pro forma loss per share is the same for each of the two classes of common stock since there were no dividends declared or contractually payable. Pro forma basic and diluted loss per share are the same since the Company reported a net loss for each period presented.

     On August 11, 2003, the Company also declared an initial regular quarterly cash dividend of $0.065 and $0.075 per share on its Class A and Class B Common Stock, respectively, both payable on September 25, 2003 to holders of record on September 15, 2003. The Company currently intends to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or the amount or timing of such dividends, if any.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We currently operate in one business, franchising and operating Arby's restaurants.

     On December 27, 2002, we completed the acquisition of Sybra, Inc. in a transaction we refer to as the Sybra Acquisition. Sybra owns and operates 238 Arby's restaurants in nine states as of June 29, 2003 and, prior to the Sybra Acquisition, was the second largest franchisee of Arby's restaurants. As a result of the Sybra Acquisition, our consolidated results of operations and cash flows for the 2003 first half include Sybra's results and cash flows but do not include royalties and franchise and related fees from Sybra which are eliminated in consolidation. Our consolidated results of operations and cash flows for the 2002 first half, however, include royalties and franchise and related fees from Sybra but do not include Sybra's results and cash flows.

Presentation of Financial Information

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Item 7 of our Form 10-K describes the recent trends affecting our restaurant business, contractual obligations and the application of our critical accounting policies. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 5."

     We report on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 2002 commenced on December 31, 2001 and ended on June 30, 2002, with our second quarter of 2002 commencing on April 1, 2002. Our first half of fiscal 2003 commenced on December 30, 2002 and ended on June 29, 2003, with our second quarter of 2003 commencing on March 31, 2003. When we refer to the "three months ended June 30, 2002," or the "2002 second quarter," and the "six months ended June 30, 2002," or the "2002 first half," we mean the periods from April 1, 2002 to June 30, 2002 and December 31, 2001 to June 30, 2002, respectively. When we refer to the "three months ended June 29, 2003," or the "2003 second quarter," and the "six months ended June 29, 2003," or the "2003 first half," we mean the periods from March 31, 2003 to June 29, 2003 and December 30, 2002 to June 29, 2003, respectively. Each quarter contained 13 weeks and each half contained 26 weeks.

     Certain amounts presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three and six months ended June 30, 2002 have been reclassified to conform with the current periods' presentation.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between (1) the 2002 second quarter and the 2003 second quarter and (2) the 2002 first half and the 2003 first half. We consider certain percentage changes between these periods to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                 Three Months Ended                       Six Months Ended
                                                ---------------------      Change       --------------------      Change
                                                June 30,    June 29,   ---------------   June 30,   June 29, -----------------
                                                  2002        2003     Amount   Percent    2002       2003   Amount    Percent
                                                  ----        ----     ------   -------    ----       ----   ------    -------
                                                                         (In Millions Except Percents)
Revenues:
  Net sales.....................................$     --    $  51.4    $  51.4   n/m     $    --   $  99.9  $  99.9     n/m
  Royalties and franchise and related fees (a)..    24.8       23.4       (1.4)   (6)%      47.2      44.6     (2.6)    (5)%
                                                ---------   --------   -------           -------   -------  -------
                                                    24.8       74.8       50.0   n/m        47.2     144.5     97.3     n/m
                                                --------    -------    -------           -------   -------  -------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization ..........................      --       37.6       37.6   n/m          --      73.8     73.8     n/m
   Advertising and selling......................     1.1        4.1        3.0   n/m         1.1       7.2      6.1     n/m
   General and administrative ..................    18.2       23.9        5.7    31 %      37.7      47.3      9.6      25 %
   Depreciation and amortization, excluding
     amortization of deferred financing costs...     1.7        3.4        1.7   100 %       3.3       6.8      3.5     109 %
                                                --------    -------    -------           -------   -------  -------
                                                    21.0       69.0       48.0   n/m        42.1     135.1     93.0     n/m
                                                --------    -------    -------           --------  -------  -------
       Operating profit ........................     3.8        5.8        2.0    53 %       5.1       9.4      4.3      85 %
Interest expense ...............................    (6.8)      (9.3)      (2.5)  (38)%     (13.2)    (17.8)    (4.6)    (35)%
Insurance expense related to long-term debt.....    (1.1)      (1.0)       0.1     7 %      (2.3)     (2.1)     0.2       7 %
Investment income (loss), net...................    (4.9)       3.7        8.6   n/m         1.1       6.9      5.8     n/m
Loss on sale of businesses......................    (1.2)        --        1.2   100 %      (1.2)       --      1.2     100 %
Other income (expense), net.....................     0.2       (0.5)      (0.7)  n/m        (0.3)       --      0.3     100 %
                                                --------    -------    -------           -------   -------  -------
       Loss before income taxes and
         minority interests.....................   (10.0)      (1.3)       8.7    87 %     (10.8)     (3.6)     7.2      67 %
(Provision for) benefit from income taxes.......     1.3       (0.2)      (1.5)  n/m         1.0       0.1     (0.9)    (93)%
Minority interests in loss of a consolidated
   subsidiary...................................     1.2        0.1       (1.1)  (91)%       1.2       0.1     (1.1)    (91)%
                                                --------    -------    -------           -------   -------  -------
       Net loss.................................$   (7.5)   $  (1.4)   $   6.1    81 %   $  (8.6)  $  (3.4) $   5.2      60 %
                                                ========    =======    =======           =======   ======== =======

(a)  Includes  royalties  from Sybra of $1.9  million and $3.6  million for the 2002 second  quarter and first half,  respectively, whereas the  royalties  from Sybra of $1.8 million and $3.5 million for the 2003 second  quarter and first half,  respectively, were eliminated in consolidation.

Three Months Ended June 29, 2003 Compared with Three Months Ended June 30, 2002

Net Sales

     Our net sales of $51.4 million for the three months ended June 29, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from our restaurant franchising operations, were reduced by $1.4 million, or 6%, to $23.4 million for the three months ended June 29, 2003 from $24.8 million for the three months ended June 29, 2002. This reduction reflects that we no longer include royalties from the restaurants we acquired in the Sybra Acquisition whereas we included $1.9 million of royalties from Sybra in the 2002 second quarter. Aside from the effect of the Sybra Acquisition, royalties and franchise and related fees increased $0.5 million in the 2003 second quarter compared with the 2002 second quarter reflecting a $0.3 million, or 1%, increase in royalties and a $0.2 million, or 18%, increase in franchise and related fees. The increase in royalties consisted of a $0.9 million improvement resulting from the royalties from the 124 restaurants opened since June 30, 2002, with generally higher than average sales volumes, replacing the royalties from the 63 generally underperforming restaurants closed since June 30, 2002, partially offset by a $0.6 million reduction due to a 3% decline in same-store sales of franchised restaurants during the 2003 second quarter compared with the 2002 second quarter. Franchise and related fees increased due to the opening of 9 more franchised restaurants in the 2003 second quarter compared with the 2002 second quarter.

     The 3% decline in same-store sales of franchised restaurants in the 2003 second quarter followed a 3% decline in the 2002 fourth quarter and a 2% decline in the 2003 first quarter. We believe these declines were affected by price discounting in the quick service restaurant industry, the generally sluggish economy, strong same-store sales comparisons of the prior years' comparable quarters and, in the 2002 fourth quarter and 2003 first quarter, the adverse effects of worse weather conditions. The same-store sales comparison during the 2003 fourth quarter will be more favorable due to the weak same-store sales in the 2002 fourth quarter.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, of $37.6 million for the three months ended June 29, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

     Our  royalties  and  franchise  fees  have no  associated  cost  of  sales.

Advertising and Selling

     Our advertising and selling expenses increased $3.0 million reflecting $3.4 million of advertising expenses of Sybra. Aside from the effect of the Sybra Acquisition, advertising and selling expenses decreased $0.4 million due to a recovery of doubtful accounts upon realization in the 2003 second quarter of collections on two fully-reserved notes from a franchisee.

General and Administrative

     Our general and administrative expenses increased $5.7 million reflecting $4.5 million of general and administrative expenses related to Sybra. Aside from the effect of the Sybra Acquisition, general and administrative expenses increased $1.2 million principally due to a $1.5 million increase in deferred compensation expense. Deferred compensation expense, which increased to an expense of $1.2 million for the three months ended June 29, 2003 from a reversal of expense of $0.3 million for the three months ended June 30, 2002, represents the increase and decrease, respectively, in the fair value of investments in two deferred compensation trusts, which we refer to as the Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail under "Loss Before Income Taxes and Minority Interests."

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.7 million for the three months ended June 29, 2003 entirely due to depreciation and amortization related to Sybra.

Interest Expense

     Interest expense increased $2.5 million reflecting $2.3 million of interest expense of Sybra. Aside from the effect of the Sybra Acquisition, interest expense increased $0.2 million, or 4%, principally due to interest expense of $1.1 million on the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003, partially offset by (1) a $0.4 million decrease due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, and (2) a $0.3 million decrease in interest expense related to the change in fair value of an interest rate swap agreement on one of our term loans.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income (loss), net:

                                                                       Three Months Ended
                                                                       ------------------
                                                                    June 30,       June 29,
                                                                     2002            2003              Change
                                                                     ----            ----              ------
                                                                                 (In Millions)

         Other than temporary unrealized losses....................$   (8.0)         $ (0.3)         $    7.7
         Recognized net gains......................................      --             1.5               1.5
         Interest income...........................................     2.8             2.0              (0.8)
         Distributions, including dividends........................     0.5             0.6               0.1
         Other.....................................................    (0.2)           (0.1)              0.1
                                                                   --------          ------          --------
                                                                   $   (4.9)         $  3.7          $    8.6
                                                                   ========          ======          ========

     Our recognized net gains and other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost basis investments and/or the timing of the sales of those investments and may not recur in future periods (see further discussion below). The decrease in interest income is due to a decline in average rates of our interest-bearing investments partially offset by higher average amounts of these investments. Average rates on our interest-bearing investments declined from 1.9% in the 2002 second quarter to 1.3% in the 2003 second quarter principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes.

     As of June 29, 2003, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $1.6 million and $(2.8) million, respectively, included in accumulated other comprehensive deficit, which we presently believe are not other than temporary. Should either (1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the gains or losses on the related investments at that time. In addition, through 280 BT Holdings LLC, a 57.4%-owned consolidated subsidiary, we hold a $1.4 million cost basis investment in Scientia Health Group Limited, an entity which we refer to as Scientia, representing original cost less adjustments for unrealized losses in investments made by Scientia that were deemed to be other than temporary. The amount of this investment is before related minority interests of $0.6 million. In addition, as of June 29, 2003 we have notes receivable from management officers and employees relating to a portion of their investments in 280 BT Holdings of which $0.8 million is non-recourse, less an allowance of $0.5 million for uncollectible amounts. If the value of Scientia declines further and, accordingly, we recognize additional other than temporary losses, we would also provide additional allowances relating to the non-recourse notes receivable in "General and administrative" expenses.

Loss on Sale of Businesses

     The loss on sale of businesses of $1.2 million in the three months ended June 30, 2002 represents a reduction of a gain related to a business previously sold due to a charge for estimated environmental clean-up and related costs.

Other Income (Expense), Net

     Other income (expense), net, decreased $0.7 million to an expense of $0.5 million for the three months ended June 29, 2003 from income of $0.2 million for the three months ended June 30, 2002 principally due to a $0.8 million increase in costs of proposed business acquisitions not consummated, partially offset by a $0.2 million increase in equity in earnings of Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore.

Loss Before Income Taxes and Minority Interests

     Our loss before income taxes and minority interests decreased $8.7 million to $1.3 million for the three months ended June 29, 2003 from $10.0 million for the three months ended June 30, 2002 due to the effect of the variances explained in the captions above.

     As disclosed above, we recognized compensation expense of $1.2 million in the 2003 second quarter and a reversal of compensation expense of $0.3 million in the 2002 second quarter within general and administrative expenses for the increase and decrease, respectively, in the fair value of investments in the Trusts, in which we invested prior to 2002 for the benefit of the Executives. Under accounting principles generally accepted in the United States of America, we were unable to recognize any investment income or loss on unrealized increases or decreases, respectively, in the fair value of the investments in the Trusts during those quarters. The cumulative disparity between compensation expense and net recognized investment income will reverse in future periods as either (1) investments in the Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Trusts decrease, as they did in the 2002 second quarter, resulting in the recognition of a reversal of deferred compensation expense without any offsetting losses recognized in investment income.

(Provision For) Benefit From Income Taxes

     We had a provision for income taxes for the three months ended June 29, 2003 despite a pretax loss principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. The benefit from income taxes for the three months ended June 30, 2002 represented a rate of 13% which was lower than the United States Federal statutory rate of 35% principally due to the impact of the same items on a higher pretax loss. In addition, the 2002 effective rate reflects the catch-up effect of the ability to determine the estimated full-year 2002 effective tax benefit rate of 9% from an actual tax provision of 40% in connection with the 2002 first quarter pretax loss. The change for the 2002 quarter reflects the fact that as of the end of the first quarter we projected a full year tax provision despite a full year pretax loss whereas as of June 30, 2002 we projected a full year tax benefit due to a higher projected full year pretax loss.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $0.1 million and $1.2 million for the three-month periods ended June 29, 2003 and June 30, 2002, respectively, reflect provisions for unrealized losses by 280 BT Holdings on its cost basis investments deemed to be other than temporary.


Six Months Ended June 29, 2003 Compared with Six Months Ended June 30, 2002

Net Sales

     Our net sales of $99.9 million for the six months ended June 29, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from our restaurant franchising operations, were reduced by $2.6 million, or 5%, to $44.6 million for the six months ended June 29, 2003 from $47.2 million for the six months ended June 30, 2002. This reduction reflects that we no longer include royalties from the restaurants we acquired in the Sybra Acquisition whereas we included $3.6 million of royalties from Sybra in the 2002 first half. Aside from the effect of the Sybra Acquisition, royalties and franchise and related fees increased $1.0 million in the 2003 first half compared with the 2002 first half reflecting a $0.8 million, or 2%, increase in royalties and a $0.2 million, or 16%, increase in franchise and related fees. The increase in royalties consisted of a $1.7 million improvement resulting from the royalties from the 124 restaurants opened since June 30, 2002, with generally higher than average sales volumes, replacing the royalties from the 63 generally underperforming restaurants closed since June 30, 2002, partially offset by a $0.9 million reduction due to a 2% decline in same-store sales of franchised restaurants during the 2003 first half compared with the 2002 first half. Franchise and related fees increased due to the opening of 8 more franchised restaurants in the 2003 first half compared with the 2002 first half.

     The 2% decline in same-store sales of franchised restaurants in the 2003 first half followed a 3% decline in the 2002 fourth quarter. We believe these declines were affected by the same factors discussed in the comparison of the three-month periods. The same-store sales comparison during the 2003 fourth quarter will be more favorable due to the weak same-store sales in the 2002 fourth quarter.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, of $73.8 million for the six months ended June 29, 2003 resulted entirely from our operation of the Arby's restaurants acquired in the Sybra Acquisition.

      Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses increased $6.1 million reflecting $6.5 million of advertising expenses of Sybra. Aside from the effect of the Sybra Acquisition, advertising and selling expenses decreased $0.4 million due to a recovery of doubtful accounts upon realization in the 2003 second quarter of collections on two fully-reserved notes from a franchisee.

General and Administrative

     Our general and administrative expenses increased $9.6 million reflecting $8.4 million of general and administrative expenses related to Sybra. Aside from the effect of the Sybra Acquisition, general and administrative expenses increased $1.2 million principally due to a $1.4 million increase in deferred compensation expense. Deferred compensation expense, which increased to $2.0 million for the six months ended June 29, 2003 from $0.6 million for the six months ended June 30, 2002, represents the increase in the fair value of investments in the Trusts as explained in more detail in the comparison of the three-month periods.

Depreciation and Amortization, Excluding Amortization of Deferred Financing
  Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $3.5 million for the six months ended June 29, 2003 entirely due to depreciation and amortization related to Sybra.

Interest Expense

     Interest expense increased $4.6 million reflecting $4.6 million of interest expense of Sybra. Aside from the effect of the Sybra Acquisition, interest expense was unchanged, reflecting interest expense of $1.1 million on the Convertible Notes issued on May 19, 2003, entirely offset by (1) a $0.8 million decrease due to lower outstanding balances of the Securitization Notes and (2) $0.3 million of other decreases in interest expense.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income (loss), net:

                                                                       Six Months Ended
                                                                       ----------------
                                                                   June 30,        June 29,
                                                                     2002            2003              Change
                                                                     ----            ----              ------
                                                                                 (In Millions)

         Other than temporary unrealized losses....................$   (8.1)         $ (0.4)         $    7.7
         Interest income...........................................     5.7             4.0              (1.7)
         Distributions, including dividends........................     1.2             1.0              (0.2)
         Recognized net gains......................................     2.4             2.5               0.1
         Other.....................................................    (0.1)           (0.2)             (0.1)
                                                                   --------          ------          --------
                                                                   $    1.1          $  6.9          $    5.8
                                                                   ========          ======          ========

     Our recognized net gains and other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost basis investments and/or the timing of the sales of those investments and may not recur in future periods (see further discussion below). The decrease in interest income is due to a decline in average rates of our interest-bearing investments partially offset by higher average amounts of these investments. Average rates on our interest-bearing investments declined from 1.9% in the 2002 second half to 1.3% in the 2003 second half principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes.

     As of June 29, 2003, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $1.6 million and $(2.8) million, respectively, included in accumulated other comprehensive deficit, which we presently believe are not other than temporary. Should either (1) we decide to sell any of these investments or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the gains or losses on the related investments at that time. In addition, as explained in more detail in the comparison of the three-month periods, we hold a $1.4 million cost basis investment, before related minority interests of $0.6 million, for which an additional other than temporary loss could possibly occur in future periods and which could result in additional losses relating to the non-recourse portion of notes from management officers and employees of up to a maximum of $0.3 million.

Loss on Sale of Business

     The loss on sale of businesses of $1.2 million in the six months ended June 30, 2002 represents a reduction of a gain related to a business previously sold due to a charge for estimated environmental clean-up and related costs.

Other Income (Expense), Net

     Other income (expense), net improved by $0.3 million in the six months ended June 29, 2003 principally reflecting a $1.5 million improvement in our equity in the earnings (losses) of Encore, partially offset by a $0.8 million increase in costs of proposed business acquisitions not consummated. During the first quarter of the 2002 first half, we recognized $0.7 million in previously unrecorded equity in losses of Encore upon our investment of $0.9 million in newly-issued convertible preferred stock of Encore. The equity in these losses had not been recorded as we had previously reduced our investment in Encore to zero. During the 2003 first half we recognized $0.8 million of equity in earnings of Encore, including $0.3 million relating to a litigation settlement.

Loss Before Income Taxes and Minority Interests

     Our loss before income taxes and minority interests decreased $7.2 million to $3.6 million for the six months ended June 29, 2003 from $10.8 million for the six months ended June 30, 2002 due to the effect of the variances explained in the captions above.

Income Taxes

     Our benefit from income taxes for the six months ended June 29, 2003 represents a rate of 2% which is substantially lower than the United States Federal statutory rate of 35% principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. Our benefit from income taxes for the six months ended June 30, 2002 represented an effective rate of 9% which was lower than the United States Federal statutory rate of 35% principally due to the impact of the same items which affected the provision in the 2003 first half.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $0.1 million and $1.2 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively, reflect provisions for unrealized losses by 280 BT Holdings as previously explained in the comparison of the three-month periods.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $44.1 million during the six months ended June 29, 2003 reflecting (1) net operating investment adjustments of $37.3 million, (2) cash used by changes in operating assets and liabilities of $11.3 million and (3) a net loss of $3.4 million, all partially offset by (1) net non-cash charges of $6.2 million and (2) the collection of a litigation settlement receivable of $1.7 million.

     The net operating investment adjustments of $37.3 million principally reflected $35.3 million of net purchases of trading securities in excess of sales. The cash used by changes in operating assets and liabilities of $11.3 million principally reflected (1) a $6.5 million reduction in accrued compensation and related benefits principally due to the annual payment of previously accrued incentive compensation, partially offset by the current year accrual, and (2) a $6.3 million reduction of Sybra's accounts payable and accrued expenses, other than accrued compensation and related benefits, principally to satisfy a portion of Sybra's net negative working capital assumed as contemplated as part of the Sybra Acquisition. The net non-cash charges of $6.2 million principally relate to $7.8 million of depreciation and amortization.

     Excluding  the effect of any net  purchases  of trading  securities,  which represent the discretionary investment of excess cash and represented $35.3 million of the $44.1 million of cash used in operating activities during the 2003 first half, we expect positive cash flows from continuing operating activities during the second half of 2003. This is due to our expectation that the annual payment of incentive compensation impacting the $11.3 million of cash used in the 2003 first half by changes in operating assets and liabilities discussed above should not recur during the second half of 2003 and, to an extent, should reverse. However, our continuing operating activities may require a net use of cash for the full year 2003, exclusive of the net purchases of trading securities, due to the $8.8 million used during the 2003 first half principally to fund a portion of Sybra's net negative working capital assumed in the Sybra Acquisition.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $617.9 million at June 29, 2003, reflecting a current ratio, which equals current assets divided by current liabilities, of 4.6:1. Working capital increased $108.4 million from $509.5 million at December 29, 2002 principally due to the net proceeds of $126.8 million, after a related repurchase of $41.7 million of our common stock, from our issuance on May 19, 2003 of $175.0 million principal amount of the Convertible Notes, discussed below under "Convertible Notes" and "Treasury Stock Purchases," less the reclassification of $26.5 million of long-term debt to current.

     Our total capitalization at June 29, 2003 was $829.8 million consisting of stockholders' equity of $294.0 million and $535.8 million of long-term debt, including current portion. Our total capitalization increased $110.0 million from $719.8 million at December 29, 2002 principally due to (1) the issuance of the Convertible Notes of $175.0 million and (2) proceeds of $6.3 million from stock option exercises, both partially offset by (1) the repurchase of $41.7 million of our common stock and (2) repayments of long-term debt of $26.3 million.

Stock Distribution

     On August 11, 2003, we declared a stock distribution of two shares of a newly designated series of our previously authorized class B common stock for each outstanding share of our class A common stock held on August 21, 2003, with a distribution date of September 4, 2003. The class B common stock will be entitled to one-tenth of a vote per share, will have a $.01 per share liquidation preference and will be entitled to receive cash dividends per share of at least 110% of any regular quarterly cash dividends per share when, as and if, declared on the class A common stock through September 4, 2006. Thereafter, the class B common stock will participate equally on a per share basis with the class A common stock in any cash dividends.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $244.7 million as of June 29, 2003 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Note Indenture, we currently estimate that we will repay $10.5 million during the second half of 2003 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

Sybra Notes

     We have outstanding, through our ownership of Sybra, leasehold notes, equipment notes and mortgage notes with total remaining principal balances of $81.5 million as of June 29, 2003. The leasehold notes have a remaining principal of $72.5 million and are due in equal monthly installments including interest through 2021, of which $2.6 million is due during the second half of 2003. The equipment notes have a remaining principal of $5.7 million and are due in equal monthly installments including interest through 2009, of which $0.7 million is due during the second half of 2003. The mortgage notes have a remaining principal of $3.3 million and are due in equal monthly installments including interest through 2018, of which $0.1 million is due during the second half of 2003.

Convertible Notes

     On May 19, 2003 we issued $175.0 million principal amount of 5% Convertible Notes due 2023 in a private placement, which we refer to as the Offering. The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. We used a portion of the $175.0 million proceeds from the Offering to purchase 1,500,000 shares of our class A common stock for treasury for $41.7 million and to pay estimated fees and expenses associated with the Offering of $6.5 million. The balance of the net proceeds from the Offering are being used by us for general corporate purposes, which may include working capital, repayment of indebtedness, acquisitions, additional share repurchases and investments.

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $16.7 million as of June 29, 2003, of which $1.6 million is due during the second half of 2003. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $12.4 million as of June 29, 2003, of which $1.0 million is due during the second half of 2003.

Revolving Credit Facilities

     We did not have any revolving credit facilities as of June 29, 2003.

Debt Repayments and Covenants

     Our total scheduled long-term debt repayments during the second half of 2003 are $16.9 million consisting principally of the $10.5 million expected to be paid under the Securitization Notes, $3.4 million under Sybra's leasehold, equipment and mortgage notes, $1.6 million under the secured bank term loan and $1.0 million under the 8.95% secured promissory note.

     The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions and
(c) the payment of distributions by Arby's Franchise Trust and Sybra. The Company was in compliance with all of these covenants as of June 29, 2003.

     In accordance with the Note Indenture, as of June 29, 2003 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on July 21, 2003, $2.1 million relating to cash flows for the calendar month of June 2003 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Under the plan of reorganization of Sybra confirmed by a United States Bankruptcy Court under which we acquired Sybra, we agreed that Sybra would not pay any distributions prior to December 27, 2004.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of June 29, 2003, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of June 29, 2003. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $41.4 million as of June 29, 2003, associated with our July 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $2.0 million during the second half of 2003 with further payments in 2004 through 2008 reducing the taxes payable in 2009 to approximately $36.0 million.

     Triarc guarantees mortgage and equipment notes payable through 2015 of approximately $41.0 million as of June 29, 2003 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations total approximately $62.0 million as of June 29, 2003, assuming the purchaser has made all scheduled payments through that date under those lease obligations.

     We guarantee up to $6.7 million of senior notes that mature in January 2007 issued by Encore to a major financial institution. The outstanding principal amount of these notes was $7.2 million as of June 29, 2003. Our guarantee will be reduced by (1) any repayments of these senior notes, (2) any purchases of these senior notes by us and (3) the amount of certain investment banking or financial advisory services fees paid to the financial institution by us, Encore or another significant stockholder of Encore or any of their affiliates. Some of our present and former officers, including entities controlled by them, who collectively owned 15.7% of Encore at the time of Encore's initial public offering in July 1999, are not parties to this note guarantee and could indirectly benefit from it.

     In addition to the note guarantee, we and other stockholders of Encore, including our present and former officers referred to above who had invested in Encore prior to its initial public offering, on a joint and several basis, had entered into guarantees and/or related agreements to guarantee up to $15.0 million of revolving credit borrowings of a subsidiary of Encore. The $15.0 million revolving credit line had been scheduled to expire in April 2003. In April 2003, the maturity date for any revolving credit borrowings was extended until April 15, 2004, but the maximum amount available was reduced from $15.0 million to $5.0 million. This effectively reduced the guarantees to $5.0 million, of which we would be responsible for approximately $0.6 million assuming the full $5.0 million was borrowed and all of the parties, besides us, to the guarantees and the related agreements fully perform thereunder. As of Encore's second quarter ended June 30, 2003, Encore had no outstanding revolving credit borrowings. Prior to the April 2003 extension, we had an interest-bearing bank custodial account at the financial institution providing the revolving credit line with a balance of $15.0 million, which was subject to set off under certain circumstances if the parties to the guarantees and related agreements failed to perform their obligations thereunder. However, these funds were subsequently withdrawn by us following the April 2003 extension of the revolving credit line.

Capital Expenditures

     Cash capital expenditures amounted to $1.9 million during the 2003 first half. We expect that cash capital expenditures will be approximately $4.3 million for the second half of 2003, principally for maintenance and remodel capital expenditures for company-owned restaurants, for which there were $0.4 million of outstanding commitments as of June 29, 2003.

Acquisitions and Investments

     As of June 29, 2003, we have $771.3 million of cash, cash equivalents and investments, including $34.7 million of investments classified as non-current and net of $18.1 million of securities sold with an obligation for us to purchase included in "Accrued expenses" in our accompanying condensed consolidated balance sheet. We also had $32.5 million of restricted cash equivalents including $30.5 million held in a reserve account related to the Securitization Notes. The cash equivalents and non-current investments include $22.6 million of investments, at cost, in the Trusts designated to satisfy deferred compensation. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     Our Federal income tax returns for years subsequent to 1993 have not been examined by the Internal Revenue Service, which we refer to as the IRS. However, we have been notified by the IRS of its intent to examine our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. Should any income taxes or associated interest be assessed as the result of any Federal or state examinations for periods through the October 25, 2000 date of sale of our former beverage businesses, the purchaser has agreed to pay up to $5.0 million of any resulting income taxes or interest relating to the operations of the former beverage businesses.

Dividends

     On August 11, 2003, we declared an initial regular quarterly cash dividend of $0.065 and $0.075 per share on our class A and class B common stock, respectively, both payable on September 25, 2003 to holders of record on September 15, 2003. We currently intend to continue to declare and pay regular quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or the amount or timing of such dividends, if any. If we were to pay cash dividends in the 2003 fourth quarter at the same rate as declared in our 2003 third quarter, based on the number of common shares outstanding on July 31, 2003 as adjusted for the class B common stock distribution, our cash requirement for dividends would be $8.4 million for the 2003 second half.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to $50.0 million of our class A and class B common stock under a program that, as extended, ends on January 18, 2005. Under this program, we repurchased 1,500,000 shares of class A common stock for a total cost of $41.7 million during the 2003 first half in connection with the issuance of the Convertible Notes discussed above. Following this purchase, the amount permissible for repurchase of shares under this program was replenished to $50.0 million. We cannot assure you that we will repurchase any additional shares under this program.

Discontinued Operations

     The agreement relating to the October 25, 2000 sale of our former beverage businesses provides for a post-closing adjustment, the amount of which is in dispute. The purchaser has stated that it currently believes that it is entitled to receive from us a post-closing adjustment of $23.2 million plus interest at 7.19% from October 25, 2000 while we, on the other hand, have stated that we currently believe that no post-closing adjustment is required. We are in arbitration with the purchaser to determine the amount of the post-closing adjustment, if any. We currently expect the arbitration process to be completed by December 28, 2003.

Cash Requirements

     As of June 29, 2003, our consolidated cash requirements for continuing operations for the second half of 2003, exclusive of operating cash flow requirements, consist principally of (1) a maximum of $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $16.9 million, (3) regular cash dividends of $8.4 million, (4) capital expenditures of approximately $4.3 million and (5) the cost of business acquisitions, if any. Our consolidated cash requirements relating to discontinued operations for the second half of 2003 consist principally of the post-closing adjustment, if any, of up to $23.2 million related to the sale of our former beverage businesses, excluding related accrued interest which will be included in operating cash flows. We anticipate meeting all of these requirements through (1) the use of our aggregate $736.6 million of existing cash and cash equivalents and short-term investments, net of $18.1 million of short-term investments sold with an obligation for us to purchase and (2) cash flows from continuing operating activities.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and work has begun at the site. Based on a preliminary cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees.

     In October 1998, various class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and members of our board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint which alleged that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, was materially false and misleading. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a similar stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through June 29, 2003, no further action has occurred with respect to the remaining class action lawsuit.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our business. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.4 million as of June 29, 2003. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In  January  2003,  the  Financial   Accounting   Standards   Board  issued
Interpretation No. 46 "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Variable interest entities, which were formerly referred to as special purpose entities, are generally entities that either (1) have equity investors that do not provide significant financial resources for the entity to sustain its activities or (2) have equity investors without voting rights. Under Interpretation No. 46 variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. Interpretation No. 46 also requires certain disclosures if a significant, but not majority, variable interest is held. Interpretation No. 46 already applies for variable interests in entities created or obtained after January 31, 2003 and, commencing with our third quarter ending September 28, 2003, applies for variable interests in entities acquired before February 1, 2003. Since we do not presently have interests in any variable interest entities, the application of Interpretation No. 46 will not have any immediate effect on our consolidated financial position or results of operations.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies accounting for derivative instruments, including certain embedded derivative instruments, and for hedging activities under Statement 133. The provisions of Statement 149 are generally effective for contracts entered into or modified after June 30, 2003. We have historically not had transactions to which hedge accounting applied and have only a few derivative instruments which limits the potential effect of this statement on us. However, since the provisions of Statement 149 generally are to be applied prospectively, the adoption of Statement 149 will not have any immediate effect on our consolidated financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for classifying and measuring certain specific freestanding financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope which companies have historically presented in their financial statements as either equity or between the liabilities section and the equity section (sometimes referred to as mezzanine reporting) to be classified as a liability (or an asset in some circumstances). Financial instruments within the scope of Statement 150 include (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. Unless otherwise specified by Statement 150 or other generally accepted accounting principles, these financial instruments must be initially valued at fair value and subsequently valued either at (1) fair value, (2) the present value of the amount to be paid at settlement or (3) the cash that would be paid if settlement occurred at the reporting date, depending on the type of financial instrument. Subsequent changes in the values of these financial instruments generally are to be recognized in earnings, with changes in the present value of mandatorily redeemable financial instruments and certain other instruments specifically recognized in interest cost along with any amounts paid or to be paid to holders of those contracts in excess of the initial measurement amount. Statement 150 is already effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for pre-existing financial instruments commencing with our third quarter ending September 28, 2003. Since we do not presently have any financial instruments with characteristics of both liabilities and equity, the application of Statement 150 will not have any immediate effect on our consolidated financial position or results of operations.

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

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 5."

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps during the 2003 first half. As of June 29, 2003, our long-term debt, including current portion, aggregated $535.8 million and consisted of $519.1 million of fixed-rate debt, including $2.2 million of capitalized leases, and $16.7 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than ninety days to nearly thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

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

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the 2003 first half.

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

     We maintain investment portfolio holdings of various issuers, types and maturities. As of June 29, 2003 these investments consisted of the following (in thousands):

      Cash equivalents included in "Cash and cash equivalents" on the accompanying condensed consolidated balance sheet........$  556,062
      Short-term investments..........................................   192,697
                                                                      ----------
         Total cash equivalents and short-term investments............   748,759
      Restricted cash equivalents.....................................    32,469
      Non-current investments.........................................    34,740
                                                                      ----------
                                                                      $  815,968
                                                                      ==========

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of money market mutual funds, United States government debt securities, commercial paper of high credit-quality entities and interest-bearing brokerage and bank accounts with a stable value. Our short-term investments included $72.2 million of United States government and government agency debt securities with maturities ranging from six months to two years when acquired. The $72.2 million together with our cash equivalents were highly liquid investments that combined constituted 84% of our total cash equivalents and short-term investments shown above.

      At June 29, 2003 our investments are classified in the following general types or categories (in thousands):

                                                                                           Carrying Value
                                                                          At Fair      ----------------------
                         Type                             At Cost       Value (c)      Amount         Percent
                         ----                             -------       --------       ------         -------

      Cash equivalents (a)............................$   556,062     $   556,062    $  556,062        68%
      Restricted cash equivalents.....................     32,469          32,469        32,469         4%
      Securities accounted for as:
           Trading securities.........................     51,538          51,362        51,362         6%
           Available-for-sale securities (b)..........    125,623         124,435       124,435        15%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     22,384          26,988        22,384         3%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....     23,169          37,820        23,169         3%
      Other non-current investments accounted for at:
           Cost.......................................      4,629          19,823         4,629         1%
           Equity.....................................        895           4,660         1,458        --
                                                      -----------     -----------    ----------      -----
      Total cash equivalents and long investment
        positions.....................................$   816,769     $   853,619    $  815,968       100%
                                                      ===========     ===========    ==========       ====
      Securities sold with an obligation for us to
        purchase......................................$   (16,106)    $   (18,114)   $  (18,114)     N/A
                                                      ===========     ===========    ==========

(a)      Includes $204,000 of cash equivalents held in deferred compensation trusts.
(b)      Includes $10,850,000 of invesments for which the purchase had not settled as of June 29, 2003.
(c)      There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are classified and accounted for either as "available-for-sale" or "trading" and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive loss bypassing net loss or included as a component of net loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. A non-current common stock investment in which we have significant influence over the investee is accounted for in accordance with the equity method of accounting under which our results of operations include our share of the earnings of the investee. We review all of our investments in which we have unrealized losses and recognize an investment loss currently for any unrealized losses we deem to be other than temporary. The cost basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at June 29, 2003 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of June 29, 2003 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

                                                                      Carrying      Interest           Equity
                                                                        Value       Rate Risk        Price Risk
                                                                        -----       ---------        ----------

      Debt securities.................................................$   25,704    $    (298)      $      (73)
      Equity securities...............................................    25,658           --           (2,566)

     The sensitivity analysis of financial instruments held at June 29, 2003 for trading purposes assumes (1) an instantaneous increase in market interest rates of one percentage point and (2) an instantaneous 10% decrease in the equity markets in which we are invested, each from their levels at June 29, 2003 and with all other variables held constant. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

     The debt securities in our trading portfolio as of June 29, 2003 consisted of $25.0 million of United States government debt securities with an average remaining maturity of 15 months and $0.7 million of convertible bonds. The interest rate risk with respect to the United States government debt securities reflects the effect of the assumed interest rate increase on the fair value of those securities. The convertible bonds were assumed to trade primarily on the conversion feature of those securities rather than on the stated interest rate and, accordingly, are assumed to have equity price risk but no interest rate risk.

Other Than Trading Purposes:
                                                          Carrying     Interest      Equity           Foreign
                                                            Value      Rate Risk   Price Risk      Currency Risk
                                                            -----      ---------   ----------      -------------

      Cash equivalents..................................$  556,062    $     (121)   $      --       $       --
      Restricted cash equivalents.......................    32,469            --           --               --
      Available-for-sale United States government
         and government agency debt securities..........    47,271          (158)          --               --
      Available-for-sale corporate debt securities......    13,839          (761)          --             (199)
      Available-for-sale asset-backed securities........    23,525        (2,823)          --
      Available-for-sale equity securities..............    31,308            --       (3,131)              --
      Available-for-sale debt mutual fund...............     8,492          (127)          --               --
      Other investments.................................    51,640        (1,271)      (3,522)             (74)
      Securities sold with an obligation to purchase...    (18,114)           --        1,811               --
      Long-term debt, excluding capitalized lease
         obligations....................................  (533,580)      (27,610)          --               --
      Interest rate swap agreement in a payable position    (1,215)         (391)          --               --

     The sensitivity analysis of financial instruments held at June 29, 2003 for purposes other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and (3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at June 29, 2003 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. For purposes of this analysis, our debt investments with interest rate risk had a maturities range and were assumed to have weighted average remaining maturities as follows:


                                                                                     Remaining Maturities
                                                                                     --------------------
                                                                                  Range            Weighted Average
                                                                                  -----            ----------------
     Cash equivalents (other than money market funds and interest-
        bearing brokerage and bank accounts)...............................  4 days - 67 days           45 days
      United States government and government agency debt securities....... 1 day - 11 months          4 months
      Corporate debt securities (domestic corporate debt securities,
        foreign corporate convertible debt and commercial paper)........... 25 days - 7 years          5 1/2years
      Asset-backed securities..............................................57 days - 30 years          12 years
      Debt mutual fund.....................................................       (a)                  1 1/2years
      Debt securities included in other investments (principally held by
        investment limited partnerships and similar investment entities)...       (b)                  10 years

(a)      This fund has underlying investments with an average duration of one and one-half years.
(b)      Information is not available for the underlying debt investments of these funds.

     The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvest in similar securities, the effect of the interest rate risk of one percentage point above their levels at June 29, 2003 would continue beyond the maturities assumed. Our cash equivalents included $457.8 million of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

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

     For investments held since December 29, 2002 in investment limited partnerships and similar investment entities accounted for at cost included in "Other investments" in the table above, the sensitivity analysis assumes the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies generally was unchanged since that date since more current information was not readily available. To the extent those entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures

     Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be included in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

o Availability, terms (including changes in interest rates) and deployment of capital;

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

o Changes in national, regional and local economic, market, business or political conditions in the countries and other territories in which the Company and its franchisees operate;

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

Item 5.  Other Events

   Declaration of Dividends
   ------------------------

     On August 11, 2003, our Board of Directors approved the payment of an initial regular quarterly cash dividend of $0.065 per share on our Class A Common Stock. Our Board of Directors also approved a special stock dividend of two shares of a newly designated Class B Common Stock, Series 1 (the "Class B Common Stock") for each share of Class A Common Stock as well as the payment of an initial regular quarterly cash dividend of $0.075 per share on the Class B Common Stock.

     Until September 4, 2006, the Class B Common Stock will be entitled to at least 110% of the Class A Common Stock regular quarterly cash dividend when and if dividends are declared. The Class B Common Stock will also be entitled to 1/10 vote per share. The Class B Common Stock will also be entitled to a $.01 per share preference upon the liquidation or winding-up of Triarc and, after each share of Class A Common Stock receives $.01 per share, will share ratably with the Class A Common Stock in the remaining assets of Triarc.

     The record date for the stock dividend on the Class A Common Stock is August 21, 2003 and the payment date for such stock dividend is September 4, 2003. The record date for the cash dividends on each of the Class A Common Stock and Class B Common Stock will be September 15, 2003 and the payment date for each of the cash dividends will be September 25, 2003.

     Application has been made to the New York Stock Exchange for listing the Class B Common Stock, which will trade under the symbol TRY.B. The Class A Common Stock will continue to trade under the symbol TRY. A registration statement under the Exchange Act will be filed with the Securities and Exchange Commission. Additionally, appropriate adjustments for the stock dividend will be made with respect to the conversion feature of Triarc's recently issued 5% Convertible Notes due 2023 (the "Convertible Notes") and with respect to all outstanding options under Triarc's stock option plans. Following the stock dividend, each Convertible Note (having a principal amount of $1,000) will be convertible into 25 shares of Class A Common Stock and 50 shares of Class B Common Stock, and outstanding options will be exercisable for one share of Class A Common Stock and two shares of Class B Common Stock. Option holders will be required to exercise each outstanding option for Class A Common Stock and Class B Common Stock at the same time. Shares of Class B Common Stock have been reserved for both future conversions of the Convertible Notes and exercises of stock options.

     Although Triarc currently intends to declare and pay regular quarterly cash dividends, the actual declaration and payment of subsequent quarterly cash dividends and the timing and amount thereof are in the sole discretion of the Board of Directors and there can be no assurance that quarterly cash dividends will be declared or paid in any subsequent quarters, or of the amount or timing of such dividends, if any.

   Issuance of 5% Convertible Notes due 2023
   -----------------------------------------

     As previously reported, on May 19, 2003, we completed the sale of $175 million principal amount of Convertible Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"). That amount included $25 million principal amount of the Convertible Notes issued pursuant to an option granted to the initial purchaser. The Convertible Notes are convertible into shares of the Company's Class A Common Stock and, as noted under "Declaration of Dividends" above, into shares of Class B Common Stock, under certain circumstances specified in the indenture relating to the Convertible Notes.

     In connection with the sale of the Convertible Notes, we repurchased 1.5 million shares of our Class A Common Stock from the purchasers of the Convertible Notes for $41.7 million (or $27.80 per share) under the terms of our previously announced $50 million stock repurchase program.

     On July 9, 2003 the registration statement on Form S-3, relating to the Convertible Notes and the shares of our Class A Common Stock issuable upon conversion of the Convertible Notes, was declared effective by the Securities and Exchange Commission (the "SEC"). The registration statement was filed to permit resales of the Convertible Notes by the then current holders. We will not receive any proceeds from the resale of the Convertible Notes or the underlying shares of Class A Common Stock. In connection with the stock dividend and the related adjustment to the Convertible Notes, we will file with the SEC a post-effective amendment to the registration statement. Until such time as the post-effective amendment is declared effective by the SEC, no securities may be sold pursuant to the registration statement.

     This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

   Stock Repurchase Program
   ------------------------

     On January 18, 2001, our management was authorized, when and if market conditions warrant, and to the extent legally permissible, to purchase from time to time up to an aggregate of $50 million of our Class A Common Stock pursuant to a $50 million stock repurchase program that was scheduled to end on January 18, 2003. In January 2003, the term of the stock repurchase program was extended until January 18, 2004 and the amount available under the stock repurchase program was replenished to permit the Company to repurchase a total of $50 million worth of our Class A Common Stock on or after January 18, 2003 (in addition to the $10.5 million previously spent under the program). As noted above, in May 2003 we repurchased 1.5 million shares of our Class A Common Stock for an aggregate cost of $41.7 million in connection with, and using a portion of the proceeds from, the issuance of the Convertible Notes. On June 3, 2003 the stock repurchase program was further extended until January 18, 2005 and the amount available under the program was again replenished to permit us to purchase up to $50 million of our Class A Common Stock beginning June 3, 2003. On August 11, 2003, the stock repurchase program was amended to also permit us to use the $50 million to repurchase shares of our Class B Common Stock following the issuance of the Class B Common Stock on September 4, 2003. We have not repurchased any shares of our Class A Common Stock pursuant to the stock repurchase program since June 3, 2003. We cannot assure you that we will repurchase any additional shares pursuant to this stock repurchase program.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Certificate of Incorporation, incorporated herein by reference to
         Exhibit 3.1 to Triarc's Current Report on Form 8-K dated
         November 9, 2001 (SEC file no. 1-2207).

3.2 Certificate of Designation of the Class B Common Stock, Series 1, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

4.1      Indenture, dated as of May 19, 2003, between Triarc Companies, Inc.
         and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Registration Statement on Form S-3 dated June 19, 2003 (SEC file no. 1-2207).

4.2 Registration Rights Agreement, dated as of May 19, 2003, by and among Triarc Companies, Inc. and Morgan Stanley & Co. Incorporated, incorporated herein by reference to Exhibit 4.2 to Triarc's Registration Statement on Form S-3 dated June 19, 2003 (SEC file no. 1-2207).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.


(b)  Reports on Form 8-K

     The Registrant filed a report on Form 8-K on June 3, 2003, which included information under Item 7 of such form.

     The Registrant filed a report on Form 8-K on May 19, 2003, which included information under Items 5 and 7 of such form.

     The Registrant filed a report on Form 8-K on May 14, 2003, which included information under Items 5 and 7 of such form.

     The Registrant furnished a report on Form 8-K on May 12, 2003, which included information under Item 9 of such form.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRIARC COMPANIES, INC.
                                         (Registrant)


Date:  August 13, 2003                   By:  /S/ FRANCIS T. MCCARRON
                                              -----------------------------
                                               Francis T. McCarron
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (On behalf of the Company)


Date:  August 13, 2003                   By:  /S/ FRED H. SCHAEFER
                                              -----------------------------
                                               Fred H. Schaefer
                                               Senior Vice President and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

                                  Exhibit Index

  Exhibit
    No.                         Description                         Page No.
    ---                         -----------                         --------

3.1 Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 9, 2001 (SEC file no. 1-2207).

3.2      Certificate of Designation of the Class B Common Stock,
         Series 1, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11,
         2003 (SEC file no. 1-2207).

4.1      Indenture, dated as of May 19, 2003, between Triarc
         Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Registration Statement on Form S-3 dated June 19, 2003
         (SEC file no. 1-2207).

4.2 Registration Rights Agreement, dated as of May 19, 2003, by and among Triarc Companies, Inc. and Morgan Stanley &
         Co. Incorporated, incorporated herein by reference to Exhibit
         4.2 to Triarc's Registration Statement on Form S-3 dated
         June 19, 2003 (SEC file no. 1-2207).

31.1     Certification of the Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of the Chief Executive Officer and Chief
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

                                                                  EXHIBIT 31.1


                                 CERTIFICATIONS

     I, Nelson Peltz, the Chairman and Chief Executive Officer of Triarc Companies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Triarc Companies, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 13, 2003
                                                   /S/ NELSON PELTZ
                                          ------------------------------------
                                                      Nelson Peltz
                                          Chairman and Chief Executive Officer

                                                                  EXHIBIT 31.2


                                 CERTIFICATIONS

     I, Francis T. McCarron, the Senior Vice President and Chief Financial Officer of Triarc Companies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Triarc Companies, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 13, 2003

                                          /S/ FRANCIS T. MCCARRON
                                    ------------------------------------
                                            Francis T. McCarron
                              Senior Vice President and Chief Financial Officer

                                                                  EXHIBIT 32.1



                            Certification Pursuant to
                             18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Triarc Companies, Inc., a Delaware corporation (the "Company"), does hereby certify, to the best of such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 13, 2003                        /S/ NELSON PELTZ
                                       ------------------------------------
                                                   Nelson Peltz
                                       Chairman and Chief Executive Officer




Dated:  August 13, 2003                     /S/ FRANCIS T. MCCARRON
                                        ------------------------------------
                                                Francis T. McCarron
                                             Senior Vice President and
                                              Chief Financial Officer





     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Triarc Companies, Inc. and will be retained by Triarc Companies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

         The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.