Form 10-Q
period 2003-09-28
TRIARC COMPANIES INC
filed 2003-11-12
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2003

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

                                                      (X) Yes ( ) No

     There were 19,748,609 shares of the registrant's Class A Common Stock and 39,497,218 shares of the registrant's Class B Common Stock outstanding as of October 31, 2003.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 29,         September 28,
                                                                                          2002 (A)               2003
                                                                                          --------               ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................................$  456,388           $   543,946
     Short-term investments............................................................   175,161               199,441
     Receivables.......................................................................    12,967                12,179
     Inventories.......................................................................     2,274                 2,378
     Deferred income tax benefit.......................................................    15,037                15,550
     Prepaid expenses, restricted cash and other current assets........................     7,555                10,273
                                                                                       ----------           -----------
        Total current assets...........................................................   669,382               783,767
Restricted cash equivalents............................................................    32,476                32,463
Investments............................................................................    34,717                33,643
Properties.............................................................................   115,224               108,360
Goodwill ..............................................................................    90,689                94,197
Other intangible assets................................................................     8,291                 7,796
Deferred costs and other assets........................................................    16,604                21,087
                                                                                       ----------           -----------
                                                                                       $  967,383           $ 1,081,313
                                                                                       ==========           ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$   34,422           $    35,102
     Accounts payable .................................................................    18,998                15,658
     Accrued expenses and other current liabilities....................................    73,338                85,154
     Net current liabilities relating to discontinued operations.......................    33,083                36,652
                                                                                       ----------           -----------
        Total current liabilities......................................................   159,841               172,566
Long-term debt.........................................................................   352,700               492,305
Deferred compensation payable to related parties.......................................    25,706                28,446
Deferred income taxes..................................................................    60,070                60,498
Other liabilities, deferred income and minority interests in a consolidated subsidiary.    36,324                33,461
Stockholders' equity:
     Common stock......................................................................     2,955                 8,865
     Additional paid-in capital........................................................   131,708               128,048
     Retained earnings.................................................................   360,995               353,854
     Common stock held in treasury.....................................................  (162,084)             (204,961)
     Deferred compensation payable in common stock.....................................        --                10,160
     Accumulated other comprehensive deficit...........................................      (832)               (1,929)
                                                                                       ----------           -----------
        Total stockholders' equity.....................................................   332,742               294,037
                                                                                       ----------           -----------
                                                                                       $  967,383           $ 1,081,313
                                                                                       ==========           ===========


(A) Derived and reclassified from the audited consolidated financial statements as of December 29, 2002.




     See accompanying notes to condensed consolidated financial statements.


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Nine Months Ended
                                                          ---------------------------     ----------------------------
                                                          September 29,  September 28,    September 29,    September 28,
                                                              2002           2003              2002           2003
                                                              ----           ----              ----           ----
                                                                       (In Thousands Except Per Share Amounts)
                                                                                   (Unaudited)

Revenues:
    Net sales...............................................$      --      $  51,093         $     --       $ 150,988
    Royalties and franchise and related fees (A)............   25,671         23,542           72,889          68,181
                                                            ---------      ---------         --------       ---------
                                                               25,671         74,635           72,889         219,169
                                                            ---------      ---------         --------       ---------

Costs and expenses:
    Cost of sales, excluding depreciation and amortization..       --         38,295               --         112,139
    Advertising and selling.................................    1,070          4,412            2,185          11,555
    General and administrative..............................   19,080         23,402           56,802          70,681
    Depreciation and amortization, excluding amortization
      of deferred financing costs...........................    1,605          3,379            4,860          10,176
                                                            ---------      ---------         --------       ---------
                                                               21,755         69,488           63,847         204,551
                                                            ---------      ---------         --------       ---------
           Operating profit.................................    3,916          5,147            9,042          14,618
Interest expense............................................   (6,839)       (10,032)         (20,002)        (27,857)
Insurance expense related to long-term debt.................   (1,109)        (1,025)          (3,414)         (3,163)
Investment income (loss), net...............................     (441)         4,014              706          10,884
Gain (costs) related to proposed business acquisitions not
   consummated..............................................   (2,100)         2,994           (2,232)          2,064
Loss on sale of businesses..................................       --             --           (1,218)             --
Other income, net...........................................      427            449              199           1,424
                                                            ---------      ---------         --------       ---------
           Income (loss) before income taxes and minority
              interests.....................................   (6,146)         1,547          (16,919)         (2,030)
(Provision for) benefit from income taxes...................    2,582         (1,052)           3,552            (985)
Minority interests in loss of a consolidated subsidiary.....    1,009             --            2,255             112
                                                            ---------      ---------         --------       ---------
           Net income (loss)................................$  (2,555)     $     495         $(11,112)      $  (2,903)
                                                            =========      =========         ========       =========

Basic and diluted income (loss) per share:
     Class A common stock...................................$    (.04)     $     .01         $   (.18)      $    (.05)
                                                            =========      =========         ========       =========
     Class B common stock...................................$    (.04)     $     .01         $   (.18)      $    (.05)
                                                            =========      =========         ========       =========


(A) Includes royalties from Sybra, Inc. of $1,869,000 and $5,470,000 for the three-month and nine-month periods ended September 29, 2002, respectively, whereas the royalties from Sybra, Inc. of $1,776,000 and $5,226,000 for the three-month and nine-month periods ended September 28, 2003, respectively, were eliminated in consolidation.













     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                          ----------------------------------
                                                                                          September 29,        September 28,
                                                                                              2002                 2003
                                                                                              ----                 ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
    Net loss...............................................................................$   (11,112)         $    (2,903)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
      Depreciation and amortization of properties..........................................      4,203                9,203
      Amortization of other intangible assets and certain other items......................        657                  973
      Amortization of deferred financing costs and original issue discount.................      1,432                1,666
      Deferred compensation provision .....................................................        481                2,740
      Collection of litigation settlement receivable.......................................      1,667                1,667
      Operating investment adjustments, net (see below)....................................      7,954              (17,647)
      Deferred vendor incentive recognized.................................................         --               (1,420)
      Unfavorable lease liability recognized...............................................         --               (1,131)
      Equity in (earnings) losses of investees, net........................................        487               (1,025)
      Deferred income tax benefit..........................................................     (2,977)                (658)
      Minority interests in loss of a consolidated subsidiary .............................     (2,255)                (112)
      Other, net...........................................................................      1,064                  606
      Changes in operating assets and liabilities:
         (Increase) decrease in receivables................................................      1,138                 (485)
         Increase in inventories...........................................................         --                 (104)
         Decrease in prepaid expenses, restricted cash and other current assets............      1,515                1,100
         Decrease in accounts payable and accrued expenses and other current liabilities...     (4,266)              (5,046)
                                                                                           -----------          -----------
            Net cash used in continuing operating activities...............................        (12)             (12,576)
                                                                                           -----------          -----------
Cash flows from continuing investing activities:
    Investment activities, net (see below).................................................    (37,771)               1,635
    Capital expenditures...................................................................        (30)              (3,465)
    Adjustment to cost of business acquisition.............................................         --                 (200)
    Purchase of fractional interest in corporate aircraft..................................     (1,200)                  --
    Other..................................................................................        (44)                 (62)
                                                                                           -----------          -----------
            Net cash used in continuing investing activities...............................    (39,045)              (2,092)
                                                                                           -----------          -----------
Cash flows from continuing financing activities:
    Issuance of long-term debt.............................................................         --              175,000
    Repayments of long-term debt...........................................................    (18,090)             (34,717)
    Exercises of stock options.............................................................      5,439               10,422
    Transfers from restricted cash equivalents collateralizing long-term debt..............        295                  127
    Repurchases of common stock for treasury...............................................     (3,147)             (41,700)
    Deferred financing costs...............................................................         --               (6,525)
    Dividends paid.........................................................................         --               (4,238)
    Class B common stock distribution costs................................................         --                 (910)
                                                                                           -----------          -----------
            Net cash provided by (used in) continuing financing activities.................    (15,503)              97,459
                                                                                           -----------          -----------
Net cash provided by (used in) continuing operations.......................................    (54,560)              82,791
Net cash provided by discontinued operations...............................................        357                4,767
                                                                                           -----------          -----------
Net increase (decrease) in cash and cash equivalents.......................................    (54,203)              87,558
Cash and cash equivalents at beginning of period...........................................    496,028              456,388
                                                                                           -----------          -----------
Cash and cash equivalents at end of period.................................................$   441,825          $   543,946
                                                                                           ===========          ===========

Details of cash flows related to investments:
    Operating investment adjustments, net:
       Proceeds from sales of trading securities...........................................$    37,122           $  206,465
       Cost of trading securities purchased................................................    (38,853)            (220,724)
       Net recognized (gains) losses from trading securities and short positions in
         securities........................................................................        612                 (372)
       Other net recognized (gains) losses, including other than temporary losses, and
         equity in an investment limited partnership.......................................      8,619               (3,042)
       Net amortization of premium on debt securities......................................        454                   26
                                                                                           -----------          -----------
                                                                                           $     7,954          $   (17,647)
                                                                                           ===========          ===========


                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                 Nine Months Ended
                                                                                          ----------------------------------
                                                                                          September 29,        September 28,
                                                                                              2002                 2003
                                                                                              ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
    Investing investment activities, net:
       Proceeds from sales and maturities of available-for-sale securities and other
         investments.......................................................................$    47,836          $   128,006
       Cost of available-for-sale securities and other investments purchased...............    (98,035)            (129,610)
       Proceeds of securities sold short...................................................     31,254               28,777
       Payments to cover short positions in securities.....................................    (26,846)             (21,720)
       (Increase) decrease in restricted cash collateralizing obligations for
         short positions in securities.....................................................      8,020               (3,818)
                                                                                           -----------          -----------
                                                                                           $   (37,771)         $     1,635
                                                                                           ===========          ===========














































     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 28, 2003
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 29, 2002 and September 28, 2003, its results of operations for the three and nine-month periods ended September 29, 2002 and September 28, 2003 and its cash flows for the nine-month periods ended September 29, 2002 and September 28, 2003 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "Form 10-K").

     The Company reports on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first nine-month period of fiscal 2002 commenced on December 31, 2001 and ended on September 29, 2002, with its third quarter of 2002 commencing on July 1, 2002. The Company's first nine-month period of 2003 commenced on December 30, 2002 and ended on September 28, 2003, with its third quarter of 2003 commencing on June 30, 2003. The periods from July 1, 2002 to September 29, 2002 and December 31, 2001 to September 29, 2002 are referred to herein as the three-month and nine-month periods ended September 29, 2002, respectively. The periods from June 30, 2003 to September 28, 2003 and December 30, 2002 to September 28, 2003 are referred to herein as the three-month and nine-month periods ended September 28, 2003, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks.

     Certain amounts included in the accompanying prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2)  Stock-Based Compensation

     The Company maintains or maintained several equity plans (the "Equity Plans") which collectively provide or provided for the grant of stock options to certain officers, other key employees, non-employee directors and consultants and shares of the Company's common stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors.

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

     A summary of the effect on net income (loss) and net income (loss) per share in each period presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):




                                                                   Three Months Ended              Nine Months Ended
                                                              ----------------------------   ----------------------------
                                                              September 29,  September 28,   September 29,  September 28,
                                                                  2002           2003            2002           2003
                                                                  ----           ----            ----           ----

      Net income (loss), as reported...........................$   (2,555)   $     495      $  (11,112)     $   (2,903)
      Reversal of stock-based employee compensation expense
        determined under the intrinsic value method included
        in reported net income or loss, net of related income
        taxes..................................................        --          110             173             159
      Recognition of total stock-based employee compensation
        expense determined under the fair value method, net
        of related income taxes................................    (1,219)      (1,297)         (3,897)         (3,980)
                                                               ----------    ---------      ----------      ----------
      Net loss, as adjusted....................................$   (3,774)   $    (692)     $  (14,836)     $   (6,724)
                                                               ==========    =========      ==========      ==========

      Basic and diluted income (loss) per share:
       As reported:
         Class A Common Stock and Class B Common Stock.........$     (.04)   $     .01      $     (.18)     $     (.05)
       As adjusted:
         Class A Common Stock and Class B Common Stock.........      (.06)        (.01)           (.24)           (.11)

     The fair value of these stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes option pricing model (the "Black-Scholes Model") with the assumptions set forth below for options granted during the nine-month periods ended September 29, 2002 and September 28, 2003:

                                                                                        Nine Months Ended
                                                                                 --------------------------------
                                                                                 September 29,      September 28,
                                                                                      2002              2003
                                                                                      ----              ----

      Risk-free interest rate......................................................   4.80%             2.90%
      Expected option life in years................................................    7                 7
      Expected volatility..........................................................   15.8%             17.5%
      Dividend yield ..............................................................   None              None

     During the nine-month periods ended September 29, 2002 and September 28, 2003, the Company granted 28,000 and 24,000 stock options, respectively, under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted average grant date fair values of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $8.78 and $7.56, respectively. There were no stock options granted during the three-month periods ended September 29, 2002 and September 28, 2003 and, as such, all of the aforementioned option grants preceded the date of a stock distribution (the "Stock Distribution") of two shares of a newly designated series of the Company's previously authorized class B common stock (the "Class B Common Stock") for each share of its class A common stock (the "Class A Common Stock") issued as of August 21, 2003 as disclosed in more detail in Note 5.

     The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The Company's stock-based awards to employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in the opinion of the Company, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

(3)  Acquisition of Sybra

     On December 27, 2002, the Company completed the acquisition (the "Sybra Acquisition") of all of the voting equity interests of Sybra, Inc. ("Sybra") from I.C.H. Corporation ("ICH") as disclosed in more detail in Note 3 ("Note 3 in the 10-K") to the Company's consolidated financial statements contained in the Form 10-K. Sybra owned and operated 239 Arby's restaurants in nine states as of the date of the Sybra Acquisition and, prior to the acquisition, was the second largest franchisee of Arby's restaurants. The aggregate purchase price paid for Sybra by the Company was $9,950,000 (originally estimated at $9,750,000 as of December 29, 2002) consisting of $8,219,000 of payments to ICH's creditors and $1,731,000 of estimated fees and expenses.

     The allocation of the purchase price of Sybra to the assets acquired and the liabilities assumed at the date of the Sybra Acquisition, on a preliminary basis and subject to finalization, is summarized in the following table. This table reflects adjustments that were made to the initial allocation of the purchase price of Sybra as set forth in Note 3 in the 10-K and is as follows (in thousands):

      Current assets..........................................................................$     19,104
      Properties..............................................................................      59,049
      Goodwill................................................................................      75,468
      Other intangible assets.................................................................       3,370
      Deferred income tax benefit.............................................................       6,630
      Deferred costs and other assets.........................................................         399
                                                                                              ------------
            Total assets acquired.............................................................     164,020
                                                                                              ------------
      Current liabilities.....................................................................      32,890
      Long-term debt, including current portion...............................................     103,242
      Other liabilities and deferred income...................................................      17,938
                                                                                              ------------
            Total liabilities assumed.........................................................     154,070
                                                                                              ------------
                  Net assets acquired.........................................................$      9,950
                                                                                              ============

     A reconciliation of the change in goodwill from the initial allocation of the purchase price of Sybra set forth in Note 3 in the 10-K to the current allocation set forth in the preceding table is summarized as follows (in thousands):

      Goodwill reported in initial allocation of purchase price...............................$     71,960
      Decrease in properties for revision of preliminary estimated appraisal..................       1,028
      Decrease in deferred income tax benefit (a).............................................       1,218
      Increase in current liabilities for adjustment to accrued income taxes (a)..............       1,085
      Other net adjustments, principally reflecting a $200 increase in the original
         estimated purchase price.............................................................         177
                                                                                              ------------
               Goodwill reported in allocation of purchase price in table above...............$     75,468
                                                                                              ============

(a) Adjustments to deferred and accrued income taxes relate principally to the Company's election during the nine months ended September 28, 2003 to treat the Sybra Acquisition as an asset purchase in lieu of a stock purchase under the provisions of Section 338(h)(10) of the United States Internal Revenue Code.

     Sybra's results of operations and cash flows have been included in the accompanying condensed consolidated statements of operations and cash flows for the nine-month period ended September 28, 2003 but have not been included for the nine-month period ended September 29, 2002. However, royalties and franchise and related fee revenues from Sybra, which are no longer included in the accompanying condensed consolidated statements of operations and cash flows for the nine-month period ended September 28, 2003, were included for the nine-month period ended September 29, 2002.

     The following pro forma condensed consolidated summary operating information (the "As Adjusted for the Acquisition" information) of the Company for the nine-month period ended September 29, 2002 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the Sybra Acquisition as if it had been consummated on December 31, 2001 (in thousands except per share amounts):

                                                                                    Nine Months Ended September 29, 2002
                                                                                    ------------------------------------
                                                                                                         As Adjusted
                                                                                    As Reported      for the Acquisition
                                                                                    -----------      -------------------

     Revenues.......................................................................$   72,889        $   225,140
     Operating profit...............................................................     9,042             10,029
     Net loss.......................................................................   (11,112)           (15,734)
     Basic and diluted loss per Class A Common Share and Class B Common Share.......      (.18)              (.26)

     This pro forma information is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sybra Acquisition actually been consummated on December 31, 2001 or of the Company's future results of operations.

(4)  Long-Term Debt

     On May 19, 2003 the Company issued (the "Offering") $175,000,000 aggregate principal amount of 5% convertible notes due 2023 (the "Convertible Notes") in a private placement. The Company used a portion of the $175,000,000 proceeds from the Offering to purchase 1,500,000 shares of its Class A Common Stock for treasury for $41,700,000 (the "Treasury Stock Purchase") and to pay estimated fees and expenses associated with the Offering of $6,525,000. The balance of the net proceeds from the Offering are being used by the Company for general corporate purposes, which may include working capital, repayment of indebtedness, acquisitions, additional share repurchases and investments.

     The Convertible Notes are convertible under specified circumstances into an aggregate 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, at a combined conversion rate of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances and after giving effect for the Stock Distribution, as referred to in Note 2. This rate represents a conversion price of $40.00 for every one share of Class A Common Stock and two shares of Class B Common Stock. The Convertible Notes are redeemable at the Company's option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

     In July 2003, a registration statement (the "Registration Statement") covering the resale of the Convertible Notes and the Class A Common Stock issuable upon any conversion of the Convertible Notes was declared effective by the SEC. However, the Company suspended the use of the prospectus (the "Prospectus") contained in the Registration Statement effective August 12, 2003, the day following the declaration date of the Stock Distribution. Effective October 11, 2003 and continuing until the use of the Prospectus is no longer suspended, the effective interest rate on the Convertible Notes increased to 5.25% and would further increase to 5.5% commencing January 9, 2004.

     The following pro forma operating information (the "As Adjusted for the Offering" information) of the Company for the nine-month period ended September 28, 2003 has been prepared by adjusting the historical information set forth in the accompanying condensed consolidated statement of operations to give effect to the Offering and the Treasury Stock Purchase (which affects only the weighted average number of common shares and the loss per share) prior to the May 19, 2003 Offering date as if such transactions had been consummated on December 30, 2002 and does not reflect incremental interest income or any other benefit of the excess proceeds of the Offering (in thousands except per share amounts):


                                                                                    Nine Months Ended September 28, 2002
                                                                                    ------------------------------------
                                                                                                         As Adjusted
                                                                                    As Reported       for the Offering
                                                                                    -----------       ----------------

     Interest expense...............................................................$   27,857        $    31,581
     Net loss.......................................................................    (2,903)            (5,286)
     Basic and diluted loss per share:
          Class A Common Stock......................................................    (.05)               (.09)
          Class B Common Stock......................................................    (.05)               (.09)
     Weighted average number of common shares used for calculation of basic and diluted loss per share:
          Class A Common Stock......................................................    20,072             19,303
          Class B Common Stock......................................................    40,144             38,606

     This pro forma information is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had the Offering actually occurred on December 30, 2002 or of the Company's future results of operations.

(5)  Stockholders' Equity

     On September 4, 2003, the Company made the Stock Distribution, as referred to in Note 2. The newly designated series of Class B Common Stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share when, as and if, declared on the Class A Common Stock and paid on or before September 4, 2006. Thereafter, the Class B Common Stock will participate equally on a per share basis with the Class A Common Stock in any cash dividends. Following the Stock Distribution, each stock option outstanding under the Equity Plans granted prior to the Stock Distribution is exercisable for a package of one share of Class A Common Stock and two shares of Class B Common Stock.

     On September 25, 2003, the Company paid an initial regular quarterly cash dividend of $0.065 and $0.075 per share on its Class A Common Stock and Class B Common Stock, respectively, aggregating $4,238,000 to holders of record on September 15, 2003. The Company currently intends to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

     On May 19, 2003 the Company made the Treasury Stock Purchase, as disclosed in Note 4.

(6)  Income Taxes

     The Internal Revenue Service has commenced an examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. Management of the Company believes that adequate aggregate provisions have been made in prior periods for any tax liabilities, including interest, that may result from the completion of this examination.

(7)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes (in thousands):

                                                                  Three Months Ended            Nine Months Ended
                                                             ----------------------------  ---------------------------
                                                             September 29,  September 28,  September 29, September 28,
                                                                 2002           2003           2002          2003
                                                                 ----           ----           ----          ----

     Net income (loss)........................................$  (2,555)   $      495       $ (11,112)    $   (2,903)
     Net change in unrealized holding gains or losses on
       available-for-sale securities (see below)..............       47          (202)         (1,062)        (1,105)
     Net change in currency translation adjustment............       (9)           (4)            (35)             8
                                                              ---------    ----------       ---------     ----------
     Comprehensive income (loss)..............................$  (2,517)   $      289       $ (12,209)    $   (4,000)
                                                              =========    ==========       =========     ==========

     The following is a summary of the components of the net change in the unrealized holding gains or losses on available-for-sale securities included in other comprehensive income (loss) (in thousands):

                                                                  Three Months Ended            Nine Months Ended
                                                             ----------------------------  ---------------------------
                                                             September 29,  September 28,  September 29, September 28,
                                                                 2002           2003           2002          2003
                                                                 ----           ----           ----          ----

     Net change in unrealized appreciation or depreciation
       of available-for-sale securities during the period.....$    (336)   $     (311)      $    (336)    $   (1,835)
     (Less) plus reclassification of prior period net
       (appreciation) depreciation included in net income or
       loss...................................................      422            (7)         (1,334)           105
                                                              ---------    ----------       ---------     ----------
                                                                     86          (318)         (1,670)        (1,730)
     Equity in change in unrealized gain on a retained
       interest...............................................      (15)           (4)             40            (20)
     Equity in change in unrealized gain on available-for-
       sale securities........................................        4             3               6             --
     Income tax (provision) benefit...........................      (28)          117             562            645
                                                              ---------    ----------       ---------     ----------
                                                              $      47    $     (202)      $  (1,062)    $   (1,105)
                                                              =========    ==========       =========     ==========

(8)  Discontinued Operations

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

     The consideration paid to the Company in the Snapple Beverage Sale consisted of (1) cash, which is subject to further post-closing adjustment as described below and (2) the assumption by Cadbury of debt and related accrued interest. The Snapple Beverage Sale purchase and sale agreement provides for a post-closing adjustment, the amount of which is in dispute. Cadbury has stated that it currently believes that it is entitled to receive from the Company a post-closing adjustment of $22,514,000 plus interest at 7.19% from the October 25, 2000 sale date while the Company, on the other hand, has stated that it currently believes that no post-closing adjustment is required. The Company is in arbitration with Cadbury to determine the amount of the post-closing adjustment, if any. The Company currently expects the arbitration process to be completed by December 28, 2003.

     Net current liabilities relating to discontinued operations consisted of the following (in thousands):

                                                                                   December 29,         September 28,
                                                                                       2002                 2003
                                                                                       ----                 ----

     Accrued expenses, including accrued income taxes, of the Beverage
       Discontinued Operations.....................................................$   30,316          $    33,968 (a)
     Net liabilities of the SEPSCO Discontinued Operations (net of assets held
        for sale of $234)..........................................................     2,767                2,684
                                                                                   ----------          -----------
                                                                                   $   33,083          $    36,652
                                                                                   ==========          ===========

(a) Increase is principally due to the collection during 2003 of income tax receivables. To the extent any estimated amounts included in accrued expenses are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be reversed, at that time, as a component of income or loss from discontinued operations in the Company's consolidated statement of operations.

(9)  Income (Loss) Per Share

     Income (loss) per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for the effect of the Stock Distribution.

     Basic income  (loss) per share has been computed by dividing the net income
(loss) attributable to the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class assuming the Stock Distribution had occurred at the beginning of each period presented. Net income for a period is allocated between the Class A and Class B Common Shares based on the actual dividend payment ratio to the extent of any dividends paid during the period, with any excess allocated giving effect to the minimum stated dividend participation rate of 110% for the Class B Common Shares compared with the Class A Common Shares (see Note 5). Accordingly, the net income for the three months ended September 28, 2003 was allocated $150,000 to the Class A Common Shares and $345,000 to the Class B Common Shares based on the actual dividend paid. The net loss in each of the other periods presented was allocated equally among each share of Class A and Class B Common Stock, resulting in the same loss per share for each class. The weighted average number of Class A Common Shares for the three-month periods ended September 29, 2002 and September 28, 2003 are 20,507,000 and 19,628,000, respectively, and for the nine-month periods ended September 29, 2002 and September 28, 2003 are 20,471,000 and 20,072,000,
respectively. The weighted average number of Class B Common Shares for the three-month periods ended September 29, 2002 and September 28, 2003 are 41,014,000 and 39,256,000, respectively, and for the nine-month periods ended September 29, 2002 and September 28, 2003 are 40,942,000 and 40,144,000,
respectively. The weighted average common shares for each of the two classes of common stock for the three and nine-month periods ended September 28, 2003 include the weighted-average effect commencing April 23, 2003 of the shares held in the additional deferred compensation trusts (see Note 10).

     Diluted loss per share for the three and nine-month periods ended September 29, 2002 and the nine-month period ended September 28, 2003 is the same as basic loss per share for each of the Class A and Class B Common Shares since the Company reported a net loss for each of these periods and, therefore, the effect of both potentially dilutive securities on the net loss per share would have been antidilutive. Diluted income per share for the three-month period ended September 28, 2003 attributable to the Class A and Class B Common Shares has been computed by dividing the allocated net income for each respective class of common stock by an aggregate 21,213,000 shares and 42,426,000 shares, respectively, which include the 1,585,000 and 3,170,000, respectively, potential common share effect of dilutive stock options computed using the treasury stock method. The shares used to calculate diluted income per share for the three-month period ended September 28, 2003 exclude any effect of the Convertible Notes which would have been antidilutive. The reported diluted and basic income per share are the same since the difference is less than one cent.

     The only remaining Company securities as of September 28, 2003 that could dilute basic income per share for periods subsequent to September 28, 2003 are
(1) 7,772,155 outstanding stock options which are exercisable into 7,772,155 shares and 15,544,310 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (2) $175,000,000 of 5% convertible notes which are convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively (see Note 4).

(10) Transactions with Related Parties

     Prior to 2002 the Company provided incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $481,000 and $2,740,000 was recognized in the nine-month periods ended September 29, 2002 and September 28, 2003, respectively, for the increase in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method. During the nine-month period ended September 29, 2002 the Company was unable to recognize any investment income on the investments in the Deferred Compensation Trusts as the Company did not receive any dividends or interest or realize any gains from sale of the cost-method investments held in the Deferred Compensation Trusts. However, during the nine-month period ended September 28, 2003, the Company recognized investment income of $749,000 consisting of $5,000 of interest income and realized gains of $744,000 from the sale of certain cost-method investments in the Deferred Compensation Trusts, which includes increases in value of $513,000 prior to the nine-month period ended September 28, 2003. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income. Recognized gains and interest income are included in "Investment income (loss), net" and deferred compensation expense is included in "General and administrative" in the accompanying condensed consolidated statements of operations. The obligation to the Executives is reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets. The assets in the Deferred Compensation Trusts which are reflected in the accompanying condensed consolidated balance sheet as of September 28, 2003 consisted of $21,113,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, $1,698,000 included in "Cash and cash equivalents" and $495,000 included in "Receivables."

     In April 2003 the Executives exercised an aggregate 1,000,000 stock options under the Company's Equity Plans and paid the exercise price utilizing shares of the Company's Class A Common Stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by an additional 360,795 shares of the Company's Class A Common Stock based on the market price at the date of exercise. Such shares, along with 721,590 shares of Class B Common Stock issued as part of the Stock Distribution, are being held in two additional deferred compensation trusts. The Executives had previously elected to defer the receipt of the shares held in the additional deferred compensation trusts until no earlier than January 2, 2005. The resulting obligation of $10,160,000 is reported as the "Deferred compensation payable in common stock" component of "Stockholders' equity" in the accompanying condensed consolidated balance sheet as of September 28, 2003.

     The Company received a $5,000,000 interest-bearing note (the "Executives' Note") from the Executives prior to 2002 as part of a settlement of a class action lawsuit that was due in three equal installments. The Executives' Note bore interest at 4.92% during the twelve-month period ended March 31, 2002 and at 1.75% thereafter through maturity. The Company recorded interest income on the Executives' Note of $56,000 and $7,000 for the nine-month periods ended September 29, 2002 and September 28, 2003, respectively. In March of 2002 and 2003 the Company collected the second and third installments aggregating $3,334,000 on the Executives' Notes and also collected related interest of $163,000 and $29,000, respectively.

     As disclosed in more detail in Note 23 ("Note 23 in the 10-K") to the consolidated financial statements contained in the Form 10-K regarding related party transactions, the Company has provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management prior to 2002. The Company did not enter into any new co-investments subsequent to 2001 and the co-investment policy no longer permits any new loans. During the quarter ended December 29, 2002, the Company provided an allowance of $176,000 for the uncollectible non-recourse portion of the notes owed by management in connection with their co-investments in EBT Holding Company, LLC ("EBT") due to the worthlessness of the investment owned by EBT. Such non-recourse notes were subsequently forgiven in March 2003. During the nine-month period ended September 28, 2003, the Company collected the remaining $176,000 of the recourse portion of the notes with respect to EBT and $2,000 of related accrued interest. Under the Company's co-investment policy, as of September 28, 2003 the Company had in total $1,994,000 of remaining co-investment notes receivable from management, of which $997,000 was non-recourse, less a $452,000 remaining allowance for the uncollectible non-recourse portion of the notes, of which $393,000 was provided during the quarter ended December 29, 2002 and $59,000 was provided during the quarter ended June 29, 2003. These notes, net of the related allowance, are included in "Deferred costs and other assets" in the accompanying condensed consolidated balance sheets.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 23 in the 10-K.

(11) Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP"), agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and, as of September 28, 2003, the majority of the work at the site has been completed. Based on a cost estimate of approximately
$1,000,000 for completion of the work plan developed by Adams' environmental consultant, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees. Such provision was made primarily during the three-month period ended June 30, 2002 principally as "Loss on sale of businesses" in the accompanying condensed consolidated statement of operations for the nine-month period ended September 29, 2002 since the provision represented an adjustment to the previously recorded gain on the sale of Adams.

     In October 1998, various class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and members of the Company's board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint which alleged that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, was materially false and misleading. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a similar stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through September 28, 2003, no further action has occurred with respect to the remaining class action lawsuit.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its business. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,300,000 as of September 28, 2003. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of its legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(12) Subsequent Event

     As disclosed in more detail in Note 23 in the 10-K, the Company and certain of its officers, including entities controlled by them, have invested in Encore Capital Group, Inc. ("Encore"). The Company accounts for its investment in Encore under the equity method, though it directly owns less than 20% of the voting stock of Encore, because of the Company's ability to exercise significant influence over operating and financial policies of Encore through the Company's greater than 20% representation on Encore's board of directors. In their capacity as directors, the Company's representatives consult with the management of Encore with respect to various operational and financial matters of Encore and approve the selection of Encore's senior officers.

     In October 2003 Encore completed an offering (the "Encore Offering") of 5,750,000 shares of its common stock ("Encore Common Stock") for $11.00 per share, before underwriting fees and other estimated related expenses of $.96 per share, which included 3,000,000 newly issued shares offered by Encore and 2,750,000 shares offered by certain existing stockholders, including the Company and certain of the Company's officers. In conjunction with the Encore Offering, 526,667 Encore employee stock options and 335,087 Encore stock warrants were exercised (the "Exercises") each into one share of Encore Common Stock and all of the convertible preferred stock of Encore (the "Encore Preferred Stock") was converted (the "Conversion") into 10,000,000 shares of Encore Common Stock. In connection with the Encore Offering, the Company (1) converted its Encore Preferred Stock into 1,745,660 shares of Encore Common Stock, (2) exercised its Encore warrants for 101,275 shares of Encore Common Stock and (3) sold 379,679 shares (the "Company's Sale") of Encore Common Stock. Immediately prior to the Exercises, the Conversions, the Company's Sale and the Encore Offering, the Company owned 535,609 shares, or 7.2%, of the outstanding Encore Common Stock. After giving effect to the Exercises, the Conversions and the Company's Sale, the Company owns 2,002,865 shares of Encore Common Stock, which represented 10.9% of the outstanding Encore Common Stock before giving effect to the Encore Offering and represents 9.4% of the outstanding Encore Common Stock after giving effect to the Encore Offering.

     The Company will record a gain relating to the Company's Sale and the effect of the Encore Offering during its fourth quarter ending December 28, 2003. The Company preliminarily estimates that this pretax gain, which will be reported as "Gain (loss) on sale of businesses" in the Company's consolidated statement of operations, will aggregate approximately $6,000,000, principally consisting of (1) approximately $3,500,000 related to the Company's Sale and (2) approximately $2,500,000 related to a non-cash gain for the decrease in the Company's ownership percentage resulting from the Encore Offering. The Company will recognize the non-cash gain in accordance with its current accounting policy under which it recognizes a gain or loss upon sale by an equity method investee of any previously unissued stock to third parties to the extent of the decrease in the Company's ownership of the investee.

     Also, as disclosed in more detail in Note 23 in the 10-K, the Company had guaranteed senior note debt of Encore and the Company, certain of its officers and others had guaranteed revolving credit borrowings of Encore (collectively, the "Encore Guarantees"). As of Encore's third quarter ended September 30, 2003, the Company understands that Encore had $7,250,000 of outstanding senior note debt, of which the Company guaranteed $6,698,000, and the Company understands that Encore had no outstanding revolving credit borrowings. In connection with the Encore Offering, the senior notes were repaid and the revolving credit line was terminated, thereby relieving the Company of the Encore Guarantees. The Company will record a pretax gain of approximately $156,000 representing the release of the remaining unamortized carrying amount of the senior note guarantee during its fourth quarter ending December 28, 2003 as "Other income, net" in its consolidated statement of operations.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We currently operate solely in the restaurant business through our franchised and company-owned Arby's restaurants.

     On December 27, 2002, we completed the acquisition of Sybra, Inc. in a transaction we refer to as the Sybra Acquisition. Sybra owns and operates 237 Arby's restaurants in nine states as of September 28, 2003 and, prior to the Sybra Acquisition, was the second largest franchisee of Arby's restaurants. As a result of the Sybra Acquisition, our consolidated results of operations and cash flows for the first nine months of 2003 include Sybra's results and cash flows but do not include royalties and franchise and related fees from Sybra which are eliminated in consolidation. Our consolidated results of operations and cash flows for the first nine months of 2002, however, include royalties and franchise and related fees from Sybra but do not include Sybra's results and cash flows.

Presentation of Financial Information

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Item 7 of our 2002 Form 10-K describes the recent trends affecting our restaurant business, contractual obligations and the application of our critical accounting policies. We discuss any significant changes pertaining to these topics within this Item
2. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 5."

     We report on a fiscal year basis consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first nine-month period of fiscal 2002 commenced on December 31, 2001 and ended on September 29, 2002, with our third quarter of 2002 commencing on July 1, 2002. Our first nine-month period of fiscal 2003 commenced on December 30, 2002 and ended on September 28, 2003, with our third quarter of 2003 commencing on June 30, 2003. When we refer to the "three months ended September 29, 2002," or the "2002 third quarter," and the "nine months ended September 29, 2002," or the "first nine months of 2002," we mean the periods from July 1, 2002 to September 29, 2002 and December 31, 2001 to September 29, 2002, respectively. When we refer to the "three months ended September 28 2003," or the "2003 third quarter," and the "nine months ended September 28, 2003," or the "first nine months of 2003," we mean the periods from June 30, 2003 to September 28, 2003 and December 30, 2002 to September 28, 2003, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks.

     Certain amounts presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three and nine months ended September 29, 2002 have been reclassified to conform with the current periods' presentation.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between (1) the 2002 third quarter and the 2003 third quarter and (2) the first nine months of 2002 and the first nine months of 2003. We consider certain percentage changes between these periods to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.



                                               Three Months Ended                             Nine Months Ended
                                            ---------------------------     Change       ---------------------------      Change
                                            September 29, September 28, ---------------  September 29, September 28, ---------------
                                                2002           2003     Amount  Percent      2002         2003       Amount  Percent
                                                ----           ----     ------  -------      ----         ----       ------  -------
                                                                         (In Millions Except Percents)
Revenues:
   Net sales.....................................$    --    $   51.1    $   51.1   n/m    $      --  $   151.0     $  151.0    n/m
   Royalties and franchise and related fees (a)..   25.7        23.5        (2.2)   (8)%       72.9       68.2         (4.7)    (6)%
                                                 -------    --------    --------          ---------  ---------     --------
                                                    25.7        74.6        48.9   n/m         72.9      219.2        146.3    n/m
                                                 -------    --------    --------          ---------  ---------     --------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization ...........................     --        38.3        38.3   n/m           --      112.1        112.1    n/m
   Advertising and selling.......................    1.1         4.4         3.3   n/m          2.2       11.6          9.4    n/m
   General and administrative ...................   19.1        23.4         4.3    23 %       56.8       70.7         13.9     24 %
   Depreciation and amortization, excluding
     amortization of deferred financing costs ...    1.6         3.4         1.8   111 %        4.9       10.2          5.3    109 %
                                                 -------    --------    --------          ---------  ---------     --------
                                                    21.8        69.5        47.7   n/m         63.9      204.6        140.7    n/m
                                                 -------    --------    --------          ---------  ---------     --------
       Operating profit .........................    3.9         5.1         1.2    31 %        9.0       14.6          5.6     62 %
Interest expense ................................   (6.8)      (10.0)       (3.2)  (46)%      (20.0)     (27.8)        (7.8)   (39)%
Insurance expense related to long-term debt......   (1.1)       (1.0)        0.1     8 %       (3.4)      (3.2)         0.2      7 %
Investment income (loss), net....................   (0.4)        4.0         4.4   n/m          0.7       10.9         10.2    n/m
Gain (costs) related to proposed business
 acquisitions not consummated....................   (2.1)        3.0         5.1   n/m         (2.2)       2.1          4.3    n/m
Loss on sale of businesses.......................     --          --          --    --         (1.2)        --          1.2    100 %
Other income, net................................    0.4         0.4          --    --          0.2        1.4          1.2    n/m
                                                 -------    --------    --------          ---------  ---------     --------
       Income (loss) before income taxes and
         minority interests......................   (6.1)        1.5         7.6   n/m        (16.9)      (2.0)        14.9     88 %
(Provision for) benefit from income taxes........    2.5        (1.0)       (3.5)  n/m          3.5       (1.0)        (4.5)   n/m
Minority interests in loss of a consolidated
  subsidiary.....................................    1.0          --        (1.0) (100)%        2.3        0.1         (2.2)   (95)%
                                                 -------    --------    --------          ---------  ---------     --------
       Net income (loss).........................$  (2.6)   $    0.5    $    3.1   119 %  $   (11.1) $    (2.9)    $    8.2     74 %
                                                 =======    ========    ========          =========  =========     ========

(a) Includes royalties from Sybra of $1.9 million and $5.5 million for the 2002 third quarter and first nine months of 2002, respectively, whereas the royalties from Sybra of $1.8 million and $5.2 million for the 2003 third quarter and first nine months of 2003, respectively, were eliminated in consolidation.

Three Months Ended September 28, 2003 Compared with Three Months Ended September 29, 2002

Net Sales

     Our net sales of $51.1 million for the three months ended September 28, 2003 resulted entirely from company-owned Arby's restaurants acquired in the Sybra Acquisition.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from franchised restaurants, were reduced by $2.2 million, or 8%, to $23.5 million for the three months ended September 28, 2003 from $25.7 million for the three months ended September 29, 2002. This reduction reflects that we no longer include royalties from the restaurants we acquired in the Sybra Acquisition whereas we included $1.9 million of royalties from Sybra in the 2002 third quarter. Aside from the effect of the Sybra Acquisition, royalties and franchise and related fees decreased $0.3 million in the 2003 third quarter compared with the 2002 third quarter reflecting a $0.2 million, or 31%, decrease in franchise and related fees and a $0.1 million, or 0.2%, decrease in royalties. Franchise and related fees decreased due to a $0.1 million decrease in franchise fees from the opening of 5 fewer franchised restaurants in the 2003 third quarter compared with the 2002 third quarter and a $0.1 million decrease in franchised restaurant license renewal fees principally due to the renewals in the 2003 third quarter no longer including any older licenses which provided for higher renewal fees. The decrease in royalties consisted of a $1.1 million reduction due to a 4% decline in same-store sales of franchised restaurants in the 2003 third quarter compared with the 2002 third quarter substantially offset by a $1.0 million improvement resulting from the royalties from the 119 restaurants opened since September 29, 2002, with generally higher than average sales volumes, replacing the royalties from the 67 generally underperforming restaurants closed since September 29, 2002.

     The 4% decline in same-store sales of franchised restaurants in the 2003 third quarter followed declines of 2% to 3% in each of the preceding three quarters. We believe these declines were affected by price discounting in the quick service restaurant industry, an increasingly competitive environment, the continuing effect of a sluggish economy, strong same-store sales comparisons of the prior years' comparable quarters, particularly strong in the 2002 third quarter and, in the 2002 fourth quarter and 2003 first quarter, the adverse effects of worse weather conditions. The same-store sales comparison during the 2003 fourth quarter should be more favorable due to, among other things, the weak same-store sales in the 2002 fourth quarter.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, of $38.3 million for the three months ended September 28, 2003 resulted entirely from the company-owned Arby's restaurants acquired in the Sybra Acquisition. The company-owned restaurants have experienced increases in costs of roast beef during the 2003 third quarter which we anticipate will further increase in the 2003 fourth quarter, adversely affecting our cost of sales and related gross profit margins by an amount we currently estimate to be between $0.4 million and $0.5 million.

     Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses increased $3.3 million principally reflecting $3.4 million of advertising expenses of Sybra.

General and Administrative

     Our general and administrative expenses increased $4.3 million reflecting $4.4 million of general and administrative expenses related to Sybra. Aside from the effect of the Sybra Acquisition, general and administrative expenses decreased $0.1 million reflecting a $1.0 million reduction in charitable contributions partially offset by a $0.9 million increase in deferred compensation expense. Deferred compensation expense, which increased to an expense of $0.8 million for the three months ended September 28, 2003 from a reversal of expense of $0.1 million for the three months ended September 29, 2002, represents the increase and decrease, respectively, in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail under "Income (Loss) Before Income Taxes and Minority Interests."

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $1.8 million entirely due to depreciation and amortization related to Sybra.

Interest Expense

     Interest expense increased $3.2 million partially reflecting $2.0 million of interest expense of Sybra. Aside from the effect of the Sybra Acquisition, interest expense increased $1.2 million, or 17%, principally due to interest expense, including related amortization of deferred financing costs, in the 2003 third quarter of $2.4 million on the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003. This increase was partially offset by decreases in interest expense of (1) $0.8 million related to the change in fair value of an interest rate swap agreement on one of our term loans and (2) $0.4 million due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income (loss), net:

                                                                   Three Months Ended
                                                             -----------------------------
                                                             September 29,   September 28,
                                                                 2002            2003              Change
                                                                 ----            ----              ------
                                                                             (In Millions)

     Other than temporary unrealized losses....................$   (2.9)         $  --           $    2.9
     Recognized net gains (losses).............................    (0.5)            1.4               1.9
     Interest income...........................................     2.8             2.2              (0.6)
     Distributions, including dividends........................     0.5             0.6               0.1
     Other.....................................................    (0.3)           (0.2)              0.1
                                                               --------          ------          --------
                                                               $   (0.4)         $  4.0          $    4.4
                                                               ========          ======          ========

     Our other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-basis investments and may not recur in future periods. The significant other than temporary losses of $2.9 million in the 2002 third quarter related to the recognition of (1) $2.1 million of impairment charges, before minority interests of $0.9 million, related to an investment in Scientia Health Group Limited, a non-public company which we refer to as Scientia, held by our 54.7%-owned consolidated subsidiary, 280 BT Holdings, LLC and (2) a $0.8 million impairment charge based on the significant decline in market value of one of our common stock investments in a large public company. We determined our investment in Scientia to be significantly impaired because certain of its underlying investments were determined to be no longer viable or significantly impaired due to either liquidity problems or the entity ceasing business operations. Our recognized net gains (losses) include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to repurchase. These gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. The decrease in interest income is due to a decline in average rates of our interest-bearing investments partially offset by higher average amounts of these investments. Average rates on our interest-bearing investments declined from 1.8% in the 2002 third quarter to 1.3% in the 2003 third quarter principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes. In response to the continued low interest rate environment, we began in the latter part of the 2003 third quarter to invest in some higher yielding, but more risk inherent, debt securities with the objective of improving the overall return on our interest-bearing investments.

     As of September 28, 2003, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $1.9 million and $(3.4) million, respectively, included in accumulated other comprehensive deficit. We presently believe that the unrealized losses are not other than temporary.
Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time. In addition, through 280 BT Holdings we continue to hold a $1.4 million cost-basis investment in Scientia representing original cost less adjustments for unrealized losses in investments made by Scientia that were deemed to be other than temporary. The amount of this investment is before related minority interests of $0.6 million. In addition, as of September 28, 2003 we have notes receivable from management officers and employees relating to a portion of their investments in 280 BT Holdings of which $0.8 million is non-recourse, less an allowance of $0.5 million for uncollectible amounts. If the value of Scientia declines further and, accordingly, we recognize additional other than temporary losses, we would also provide additional allowances of up to a maximum of $0.3 million relating to the non-recourse notes receivable in "General and administrative" expenses.

Gain (Costs) Related to Proposed Business Acquisitions Not Consummated

     The gain related to proposed business acquisitions not consummated of $3.0 million in the three months ended September 28, 2003 represents a payment received by us for the use of due diligence materials related to a proposed business acquisition we had previously decided not to continue to pursue and did not consummate. The costs incurred in connection with this proposed acquisition were previously expensed since recovery of the costs was not certain. The $2.1 million of costs related to proposed business acquisitions not consummated in the 2002 third quarter were for a business acquisition proposal we submitted but was not accepted.

Income (Loss) Before Income Taxes and Minority Interests

     Our income (loss) before income taxes and minority interests increased $7.6 million to income of $1.5 million for the three months ended September 28, 2003 from a loss of $6.1 million for the three months ended September 29, 2002 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $0.8 million in the 2003 third quarter and a reversal of compensation expense of $0.1 million in the 2002 third quarter within general and administrative expenses for the increase and decrease, respectively, in the fair value of investments in the Deferred Compensation Trusts, in which we invested prior to 2002 for the benefit of the Executives. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method. During the 2002 third quarter, we were unable to recognize any investment income on the investments in the Deferred Compensation Trusts as we did not receive any dividends or interest or realize any gains from the sale of the cost-method investments held in the Deferred Compensation Trusts. However, during the 2003 third quarter, we recognized investment income of $0.3 million consisting of a realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts, all of which represents increases in value prior to the 2003 third quarter. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease, as they did in the 2002 third quarter, resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

(Provision For) Benefit From Income Taxes

     Our provision for income taxes for the three months ended September 28, 2003 represents an effective rate of 68% which is substantially higher than the United States Federal statutory rate of 35% due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. The benefit from income taxes for the three months ended September 29, 2002 represented an effective rate of 42%. This 42% effective rate reflected the catch-up effect of a year-to-date increase in the then estimated full-year 2002 effective tax benefit rate from 9% to 21% since as of September 29, 2002 we estimated a higher full-year pretax loss than as of June 30, 2002. This increase in the projected pretax loss reduced the effect of nondeductible compensation costs on our then estimated effective tax rate.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $1.0 million for the three months ended September 29, 2002 principally reflect the provision for unrealized losses by 280 BT Holdings on its cost-basis investment in Scientia deemed to be other than temporary.


Nine Months Ended September 28, 2003 Compared with Nine Months Ended September 29, 2002

Net Sales

     Our net sales of $151.0 million for the nine months ended September 28, 2003 resulted entirely from company-owned Arby's restaurants acquired in the Sybra Acquisition.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from franchised restaurants, were reduced by $4.7 million, or 6%, to $68.2 million for the nine months ended September 28, 2003 from $72.9 million for the nine months ended September 29, 2002. This reduction reflects that we no longer include royalties from the restaurants we acquired in the Sybra Acquisition whereas we included $5.5 million of royalties from Sybra in the first nine months of 2002. Aside from the effect of the Sybra Acquisition, royalties and franchise and related fees increased $0.8 million in the first nine months of 2003 compared with the first nine months of 2002 reflecting a $0.8 million, or 1%, increase in royalties. The increase in royalties consisted of a $2.7 million improvement resulting from the royalties from the 119 restaurants opened since September 29, 2002, with generally higher than average sales volumes, replacing the royalties from the 67 generally underperforming restaurants closed since September 29, 2002, partially offset by a $1.9 million reduction due to a 3% decline in same-store sales of franchised restaurants during the first nine months of 2003 compared with the first nine months of 2002. Franchise and related fees remained unchanged as the $0.1 million increase in franchise fees from the opening of 3 additional franchised restaurants in the 2003 period compared with the 2002 period was offset by a $0.1 million decrease in franchised restaurant license renewal fees as discussed in the comparison of the three-month periods.

     The 3% decline in same-store sales of franchised restaurants in the first nine months of 2003 followed a 3% decline in the 2002 fourth quarter. We believe these declines were affected by the same factors discussed in the comparison of the three-month periods. The same-store sales comparison during the 2003 fourth quarter should be more favorable due to, among other things, the weak same-store sales in the 2002 fourth quarter.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, of $112.1 million for the nine months ended September 28, 2003 resulted entirely from the company-owned Arby's restaurants acquired in the Sybra Acquisition. As discussed in the comparison of the three-month periods, the company-owned restaurants have experienced increases in costs of roast beef which we anticipate will further increase in the 2003 fourth quarter, adversely affecting our cost of sales.

     Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses increased $9.4 million reflecting $9.9 million of advertising expenses of Sybra partially offset by a $0.4 million recovery of doubtful accounts.

General and Administrative

     Our general and administrative expenses increased $13.9 million reflecting $12.8 million of general and administrative expenses related to Sybra. Aside from the effect of the Sybra Acquisition, general and administrative expenses increased $1.1 million principally due to a $2.3 million increase in deferred compensation expense partially offset by a $1.0 million reduction in charitable contributions. Deferred compensation expense, which increased to $2.8 million for the nine months ended September 28, 2003 from $0.5 million for the nine months ended September 29, 2002, represents the increase in the fair value of investments in the Deferred Compensation Trusts as explained in more detail below under "Loss Before Income Taxes and Minority Interests."

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs, increased $5.3 million entirely due to depreciation and amortization related to Sybra.

Interest Expense

     Interest expense increased $7.8 million reflecting $6.6 million of interest expense of Sybra. Aside from the effect of the Sybra Acquisition, interest expense increased $1.2 million, or 6%, principally due to $3.5 million of interest expense, including related amortization of deferred financing costs, on the Convertible Notes issued on May 19, 2003, partially offset by decreases in interest expense of (1) $1.2 million due to lower outstanding balances of our Securitization Notes and (2) $0.9 million related to the change in fair value of an interest rate swap agreement on one of our term loans.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income (loss), net:

                                                                   Nine Months Ended
                                                             -----------------------------
                                                             September 29,   September 28,
                                                                 2002            2003              Change
                                                                 ----            ----              ------
                                                                             (In Millions)

     Other than temporary unrealized losses....................$  (11.0)         $ (0.4)         $   10.6
     Interest income...........................................     8.5             6.2              (2.3)
     Recognized net gains......................................     1.9             3.9               2.0
     Distributions, including dividends........................     1.7             1.6              (0.1)
     Other.....................................................    (0.4)           (0.4)               --
                                                               --------          ------          --------
                                                               $    0.7          $ 10.9          $   10.2
                                                               ========          ======          ========

     Our other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-basis investments and may not recur in future periods. The significant other than temporary losses of $11.0 million in the nine months ended September 29, 2002 related primarily to the recognition of
(1) $5.0 million of impairment charges, before minority interests of $2.2 million, related to two underlying non-public investments of 280 BT Holdings, including $2.6 million related to Scientia, and (2) $5.3 million of impairment charges based on the significant declines in market values of three of our common stock investments in large public companies. The two underlying investments of 280 BT Holdings for which we recognized impairment charges, or certain of their underlying investments, were determined to be no longer viable or significantly impaired due to either liquidity problems or the entity ceasing business operations. The decrease in interest income is due to a decline in average rates of our interest-bearing investments partially offset by higher average amounts of these investments. Average rates on our interest-bearing investments declined from 1.9% in the first nine months of 2002 to 1.3% in the first nine months of 2003 principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes. Our recognized net gains include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to repurchase. These gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. In response to the continued low interest rate environment, we began in the latter part of the 2003 third quarter to invest in some higher yielding, but more risk inherent, debt securities with the objective of improving the overall return on our interest-bearing investments.

     As of September 28, 2003, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $1.9 million and $(3.4) million, respectively, included in accumulated other comprehensive deficit. We presently believe that the unrealized losses are not other than temporary.
Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time. In addition, as explained in more detail in the comparison of the three-month periods, we hold a $1.4 million investment in Scientia, before related minority interests of $0.6 million, for which an additional other than temporary loss could possibly occur in future periods and which could result in additional losses relating to the non-recourse portion of notes from management officers and employees of up to a maximum of $0.3 million.

Gain (Costs) Related to Proposed Business Acquisitions Not Consummated

     The gain related to proposed business acquisitions not consummated of $2.1 million in the nine months ended September 28, 2003 represents a payment received by us for the use of due diligence materials related to a proposed business acquisition we had previously decided not to continue to pursue and did not consummate, net of our costs incurred in connection with this proposed acquisition. The $2.2 million of costs related to proposed business acquisitions not consummated in the nine months ended September 29, 2002 were primarily for a business acquisition proposal we submitted but was not accepted.

Loss on Sale of Business

     The loss on sale of businesses of $1.2 million in the nine months ended September 29, 2002 represents a reduction of a gain related to a business previously sold due to a charge for estimated environmental clean-up and related costs.

     In connection with an offering of common stock of Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, completed in October 2003 for both newly issued shares and shares held by certain existing stockholders, including us and certain of our officers, we will record a pretax gain on sale of business in our 2003 fourth quarter which we preliminarily estimate will be approximately $6.0 million. This gain principally consists of
(1) approximately $3.5 million related to the sale of certain of our Encore common shares and (2) approximately $2.5 million related to a non-cash gain for the decrease in our ownership percentage resulting from the Encore offering. We will recognize the non-cash gain in accordance with our current accounting policy under which we recognize a gain or loss upon sale by an equity method investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee.

Other Income, Net

     Other income, net improved by $1.2 million principally reflecting a $1.5 million improvement in our equity in the earnings (losses) of Encore. During the first nine months of 2002, we recognized $0.5 million of equity in losses of Encore principally reflecting $0.7 million in previously unrecorded equity in losses of Encore upon our investment in the 2002 first quarter of $0.9 million in then newly-issued convertible preferred stock of Encore. The equity in these losses had not been recorded as we had previously reduced our investment in Encore to zero. During the first nine months of 2003 we recognized $1.0 million of equity in earnings of Encore, including $0.3 million relating to a litigation settlement. During the 2003 fourth quarter we will record a pretax gain of approximately $0.2 million representing the release of the remaining unamortized carrying amount of our guarantee of certain debt of Encore which was repaid in connection with its common stock offering.

Loss Before Income Taxes and Minority Interests

     Our loss before income taxes and minority interests decreased $14.9 million to $2.0 million for the nine months ended September 28, 2003 from $16.9 million for the nine months ended September 29, 2002 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $2.8 million and $0.5 million in the first nine months of 2003 and 2002, respectively, within general and administrative expenses for the increase in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we are permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method. During the first nine months of 2002, we were unable to recognize any investment income on the investments in the Deferred Compensation Trusts as we did not receive any dividends or interest or realize any gains from the sale of cost-method investments held in the Deferred Compensation Trusts. However, during the first nine months of 2003, we recognized investment income of $0.7 million consisting primarily of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, which includes increases in value of $0.5 million prior to the first nine months of 2003. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

(Provision For) Benefit From Income Taxes

     We had a provision for income taxes for the nine months ended September 28, 2003 despite a pretax loss principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. Our benefit from income taxes for the nine months ended September 29, 2002 represented an effective rate of 21% which was lower than the United States Federal statutory rate of 35% principally due to the impact of the same items affecting the 2003 provision on a higher pretax loss.

Minority Interests in Loss of a Consolidated Subsidiary

     The minority interests in loss of a consolidated subsidiary of $0.1 million and $2.3 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively, principally reflect provisions for unrealized losses by 280 BT Holdings on two of its cost-method investments deemed to be other than temporary.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $12.6 million during the nine months ended September 28, 2003 reflecting (1) net operating investment adjustments of $17.6 million, (2) cash used by changes in operating assets and liabilities of $4.5 million and (3) a net loss of $2.9 million, all partially offset by (1) net non-cash charges of $10.7 million and
(2) the collection of a litigation settlement receivable of $1.7 million.

     The net operating investment adjustments of $17.6 million principally reflected $14.3 million of net purchases of trading securities in excess of sales. The cash used by changes in operating assets and liabilities of $4.5 million principally reflected (1) a $6.6 million reduction in Sybra's accounts payable and accrued expenses, other than accrued compensation and related benefits and accrued interest, principally to satisfy a portion of Sybra's net negative working capital assumed as contemplated as part of the Sybra Acquisition and (2) a $2.9 million reduction in accrued compensation and related benefits principally due to the annual payment of previously accrued incentive compensation, less the effect of the current year accrual, both partially offset by a $4.0 million increase in accrued interest, of which $3.2 million relates to the Convertible Notes issued on May 19, 2003 for which the first semi-annual interest payment is due November 15, 2003. The net non-cash charges of $10.7 million principally relate to $11.8 million of depreciation and amortization.

     Excluding the effect of net purchases of trading securities noted above which represent the discretionary investment of excess cash, cash flows from continuing operating activities during the first nine months of 2003 would have been positive by $1.7 million. We expect positive cash flows from continuing operating activities during the 2003 fourth quarter, excluding the effect, if any, of similar net purchases of trading securities.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $611.2 million at September 28, 2003, reflecting a current ratio, which equals current assets divided by current liabilities, of 4.5:1. Working capital increased $101.7 million from $509.5 million at December 29, 2002 principally due to the net proceeds of $126.8 million, after a related repurchase of $41.7 million of our common stock, from our issuance on May 19, 2003 of $175.0 million principal amount of the Convertible Notes, discussed below under "Convertible Notes" and "Treasury Stock Purchases," less the reclassification of $35.4 million of long-term debt to current.

     Our  total   capitalization  at  September  28,  2003  was  $821.4  million consisting of stockholders' equity of $294.0 million and long-term debt of $527.4 million, including current portion. Our total capitalization increased $101.6 million from $719.8 million at December 29, 2002 principally due to (1) the issuance of the Convertible Notes of $175.0 million and (2) proceeds from stock option exercises of $10.4 million, both partially offset by (1) the repurchase of our common stock of $41.7 million, (2) repayments of long-term debt of $34.7 million, (3) dividends paid of $4.2 million and (4) the net loss of $2.9 million.

Contractual Obligations

     Our tabular disclosure of contractual obligations is set forth in our 2002 Form 10-K and is updated for the following material change. During the first nine months of 2003 we committed to fund $3.0 million per year in 2004 and 2005 as part of an Arby's national cable television advertising campaign.

Stock Distribution

     On September 4, 2003, we made a stock distribution of two shares of a newly designated series of our previously authorized class B common stock for each share of our class A common stock issued as of August 21, 2003. The newly designated series of class B common stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share when, as and if, declared on the class A common stock and paid on or before September 4, 2006. Thereafter, the class B common stock will participate equally on a per share basis with the class A common stock in any cash dividends.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $239.5 million as of September 28, 2003 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Note Indenture, we currently estimate that we will repay $5.3 million during the 2003 fourth quarter with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

Sybra Notes

     We have outstanding, through our ownership of Sybra, leasehold notes, equipment notes and mortgage notes with a total remaining principal balance of $79.8 million as of September 28, 2003. The leasehold notes have a remaining principal of $71.2 million and are due in equal monthly installments including interest through 2021, of which $1.3 million is due during the 2003 fourth quarter. The equipment notes have a remaining principal of $5.4 million and are due in equal monthly installments including interest through 2009, of which $0.3 million is due during the 2003 fourth quarter. The mortgage notes have a remaining principal of $3.2 million and are due in equal monthly installments including interest through 2018, of which less than $0.1 million is due during the 2003 fourth quarter.

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

Other Long-Term Debt

     We have a secured bank term loan payable through 2008 with an outstanding principal amount of $15.9 million as of September 28, 2003, of which $0.8 million is due during the 2003 fourth quarter. We also have an 8.95% secured promissory note payable through 2006 with an outstanding principal amount of $11.9 million as of September 28, 2003, of which $0.5 million is due during the 2003 fourth quarter.

Revolving Credit Facilities

     We did not have any revolving credit facilities as of September 28, 2003.

Debt Repayments and Covenants

     Our total scheduled long-term debt repayments during the 2003 fourth quarter are $8.5 million consisting principally of the $5.3 million expected to be paid under the Securitization Notes, $1.6 million under Sybra's leasehold, equipment and mortgage notes, $0.8 million under the secured bank term loan and $0.5 million under the 8.95% secured promissory note.

     The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions and
(c) the payment of distributions by Arby's Franchise Trust and Sybra. The Company was in compliance with all of these covenants as of September 28, 2003.

     In accordance with the Note Indenture, as of September 28, 2003 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on October 20, 2003, $2.8 million relating to cash flows for the calendar month of September 2003 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Under the plan of reorganization of Sybra confirmed by a United States Bankruptcy Court under which we acquired Sybra, we agreed that Sybra would not pay any distributions prior to December 27, 2004.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of September 28, 2003, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of September 28, 2003. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $40.4 million as of September 28, 2003, associated with our July 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $1.0 million during the 2003 fourth quarter with further payments in 2004 through 2008 reducing the taxes payable in 2009 to approximately $36.0 million.

     Triarc guarantees mortgage and equipment notes payable through 2015 of approximately $41.0 million as of September 28, 2003 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations total approximately $60.0 million as of September 28, 2003, assuming the purchaser has made all scheduled payments through that date under those lease obligations.

     We had guaranteed senior note debt of Encore and we, certain of our officers and others had guaranteed revolving credit borrowings of Encore. As of Encore's third quarter ended September 30, 2003, we understand that Encore had $7.2 million of outstanding senior note debt, of which we guaranteed $6.7 million, and we understand that Encore had no outstanding revolving credit borrowings. In connection with an offering of Encore's common stock in October 2003, the senior notes were repaid and the revolving credit line was terminated, thereby relieving us of those guarantees.

Capital Expenditures

     Cash capital expenditures amounted to $3.5 million during the first nine months of 2003. We expect that cash capital expenditures will be approximately $2.2 million for the 2003 fourth quarter, principally for remodel and maintenance capital expenditures for company-owned restaurants, for which there were $0.2 million of outstanding commitments as of September 28, 2003.

Acquisitions and Investments

     As of September 28, 2003, we have $757.6 million of cash, cash equivalents and investments, including $33.6 million of investments classified as non-current and net of $19.5 million of securities sold with an obligation for us to purchase included in "Accrued expenses and other current liabilities" in our accompanying condensed consolidated balance sheet. We also had $37.4 million of restricted cash and cash equivalents including $30.5 million held in a reserve account related to the Securitization Notes. The cash equivalents and non-current investments include $22.8 million of investments, at cost, in the Deferred Compensation Trusts designated to satisfy deferred compensation. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     The Internal Revenue Service has commenced an examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. Should any income taxes or associated interest be assessed as the result of this or any other Federal or state examinations for periods through the October 25, 2000 date of sale of our former beverage businesses, the purchaser has agreed to pay up to $5.0 million of any resulting income taxes or interest relating to the operations of the former beverage businesses. Since this examination has only recently commenced, we do not anticipate having any results of this examination during 2003.

Dividends

     On September 25, 2003, we paid an initial regular quarterly cash dividend of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $4.2 million to holders of record on September 15, 2003. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we were to pay cash dividends in the 2003 fourth quarter at the same rate as paid in our 2003 third quarter, based on the number of common shares outstanding on October 31, 2003, our cash requirement for dividends would be $4.2 million.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase up to a total of $50.0 million of our class A and class B common stock under a program that, as extended, ends on January 18, 2005. Under this program, we repurchased 1,500,000 shares of class A common stock for a total cost of $41.7 million during the first nine months of 2003 in connection with the issuance of the Convertible Notes discussed above. Following this purchase, the amount permissible for repurchase of shares under this program was replenished to $50.0 million. We cannot assure you that we will repurchase any additional shares under this program.

Discontinued Operations

     The agreement relating to the October 25, 2000 sale of our former beverage businesses provides for a post-closing adjustment, the amount of which is in dispute. The purchaser has stated that it currently believes that it is entitled to receive from us a post-closing adjustment of $22.5 million plus interest at 7.19% from October 25, 2000 while we, on the other hand, have stated that we currently believe that no post-closing adjustment is required. We are in arbitration with the purchaser to determine the amount of the post-closing adjustment, if any. We currently expect the arbitration process to be completed by December 28, 2003.

Cash Requirements

     As of September 28, 2003, our consolidated cash requirements for continuing operations for the 2003 fourth quarter, exclusive of operating cash flow requirements, consist principally of (1) a maximum of $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $8.5 million, (3) regular quarterly cash dividends of approximately $4.2 million, if declared, (4) capital expenditures of approximately $2.2 million and (5) the cost of business acquisitions, if any. Our consolidated cash requirements relating to discontinued operations for the 2003 fourth quarter consist principally of the post-closing adjustment, if any, of up to $22.5 million related to the sale of our former beverage businesses, excluding related accrued interest which will be included in operating cash flows. We anticipate meeting all of these requirements through (1) the use of our aggregate $723.9 million of existing cash and cash equivalents and short-term investments, net of $19.5 million of short-term investments sold with an obligation for us to purchase and (2) cash flows from continuing operating activities.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of September 28, 2003, the majority of the work at the site has been completed. Based on a cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees.

     In October 1998, various class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and members of our board of directors as defendants. On March 26, 1999, certain plaintiffs in these actions filed an amended complaint which alleged that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, was materially false and misleading. The amended complaint seeks, among other items, damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a similar stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through September 28, 2003, no further action has occurred with respect to the remaining class action lawsuit.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our business. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.3 million as of September 28, 2003. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Variable interest entities, many of which were formerly referred to as special purpose entities, are generally entities that either (1) have equity investors that do not provide significant financial resources for the entity to sustain its activities or (2) have equity investors without voting rights. Under Interpretation No. 46 variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. Interpretation No. 46 also requires certain disclosures if a significant, but not majority, variable interest is held. Interpretation No. 46 already applies for all variable interests in entities created or obtained after January 31, 2003. Financial Accounting Standards Board Staff Position No. 46-6, "Effective Date of FASB Interpretation No. 46," deferred the effective date for applying the provision of Interpretation No. 46 for public entities for variable interests in entities acquired before February 1, 2003 and will now be effective for us with the quarter ending December 28, 2003. This deferral will permit the Financial Accounting Standards Board to provide additional guidance with regard to Interpretation No. 46. We believe it is unlikely we presently have any equity interests in any variable interest entities. However, Interpretation No. 46 has been construed to require the consolidation of a franchisee in certain circumstances where a franchisor has made loans to or guaranteed obligations of a franchisee even though the franchisor may have no equity investment in the franchisee. Although we currently have no loans receivable from our franchisees, we guarantee approximately $41.0 million of mortgage and equipment notes and remain continently liable for approximately $60.0 million of lease obligations as of September 28, 2003 in connection our 1997 sale of 355 restaurants to our largest franchisee, as discussed above under "Guarantees." We are currently awaiting the additional guidance from the Financial Accounting Standards Board to enable us to evaluate whether we may be required to include the financial statements of that franchisee in our consolidated financial statements upon the effectiveness of Interpretation No. 46.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for classifying and measuring certain specific freestanding financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope which companies have historically presented in their financial statements as either equity or between the liabilities section and the equity section (sometimes referred to as mezzanine reporting) to be classified as a liability (or an asset in some circumstances). Financial instruments within the scope of Statement 150 include (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. Unless otherwise specified by Statement 150 or other generally accepted accounting principles, these financial instruments must be initially valued at fair value and subsequently valued either at (1) fair value, (2) the present value of the amount to be paid at settlement or (3) the cash that would be paid if settlement occurred at the reporting date, depending on the type of financial instrument. Subsequent changes in the values of these financial instruments generally are to be recognized in earnings, with changes in the present value of mandatorily redeemable financial instruments and certain other instruments specifically recognized in interest cost along with any amounts paid or to be paid to holders of those contracts in excess of the initial measurement amount. Statement 150 is already effective for all financial instruments covered by the statement, except for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under Statement 150 for the subsidiary itself, such as minority interests in a consolidated subsidiary or partnership with a limited life. Financial Accounting Standards Board Staff Position No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150," deferred indefinitely the effective date for applying the provisions of Statement 150 for these mandatorily redeemable noncontrolling interests in subsidiaries described above. We are currently evaluating whether the application of Statement 150, if it becomes effective with respect to the mandatorily redeemable noncontrolling interests in subsidiaries, will have an effect on our consolidated financial position or results of operations. We presently do not have any other financial instruments with characteristics of both liabilities and equity and, accordingly, the adoption of Statement 150 did not have any impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We generally use interest rate caps or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps during the first nine months of 2003. As of September 28, 2003, our long-term debt, including current portion, aggregated $527.4 million and consisted of $511.5 million of fixed-rate debt, including $2.0 million of capitalized leases, and $15.9 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with maturities which range from less than ninety days to nearly thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

     Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. We have established policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations but has delegated the discretionary authority to our Chairman and Chief Executive Officer and President and Chief Operating Officer to make certain investments. Our board of directors has established certain investment policies to be followed with respect to the investment of funds.

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the first nine months of 2003.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We continue to evaluate whether to adjust our asset allocations to increase the portion of our investments which offer the opportunity for higher, but more risk-inherent, returns and lower the portion of our risk-minimized investments. In response to the continued low interest rate environment, we began in the latter part of the 2003 third quarter to invest in some higher yielding, but more risk inherent, debt securities with the objective of improving the overall return on our interest-bearing investments.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of September 28, 2003 these investments consisted of the following (in thousands):

     Cash equivalents included in "Cash and cash equivalents" on the accompanying condensed consolidated balance sheet..........$  537,589
     Short-term investments...........................................   199,441
                                                                      ----------
        Total cash equivalents and short-term investments.............   737,030
     Restricted cash equivalents......................................    32,463
     Non-current investments..........................................    33,643
                                                                      ----------
                                                                      $  803,136
                                                                      ==========

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of money market mutual funds, United States government debt securities, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities. Our short-term investments included $46.0 million of United States government and government agency debt securities with maturities ranging from four months to two years when acquired. The $46.0 million together with our cash equivalents were highly liquid investments that combined constituted 79% of our total cash equivalents and short-term investments shown above.

     At September 28, 2003 our investments are classified in the following general types or categories (in thousands):

                                                                                          Carrying Value
                                                                        At Fair       -------------------
                        Type                             At Cost       Value (c)      Amount      Percent
                        ----                             -------       --------       ------      -------

     Cash equivalents (a)............................$   537,589     $   537,589    $  537,589       66%
     Restricted cash equivalents.....................     32,463          32,463        32,463        4%
     Securities accounted for as:
          Trading securities.........................     30,739          30,171        30,171        4%
          Available-for-sale securities (b)..........    153,820         152,313       152,313       19%
     Non-current investments held in deferred
       compensation trusts accounted for at cost.....     21,113          26,276        21,113        3%
     Other current and non-current investments in
       investment limited partnerships and similar
       investment entities accounted for at cost.....     23,172          38,130        23,172        3%
     Other non-current investments accounted for at:
          Cost.......................................      4,629          24,182         4,629        1%
          Equity.....................................        895           5,650         1,686        --
                                                     -----------     -----------    ----------      ----
     Total cash equivalents and long investment
       positions.....................................$   804,420     $   846,774    $  803,136      100%
                                                     ===========     ===========    ==========      ====
     Securities sold with an obligation for us to
       purchase......................................$   (18,392)    $   (19,453)   $  (19,453)      N/A
                                                     ===========     ===========    ==========

(a) Includes $1,698,000 of cash equivalents held in deferred compensation trusts.
(b) Includes $1,452,000 of investments for which the purchase had not settled as of September 28, 2003.
(c) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Investment limited partnerships and similar investment entities and other non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. A non-current common stock investment in which we have significant influence over the investee is accounted for in accordance with the equity method of accounting under which our results of operations include our share of the earnings of the investee. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at September 28, 2003 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of September 28, 2003 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

                                                                     Carrying      Interest           Equity
                                                                       Value       Rate Risk        Price Risk
                                                                       -----       ---------        ----------

     Debt securities.................................................$    6,926    $     (17)      $       --
     Equity securities...............................................    23,245           --           (2,325)

     The sensitivity analysis of financial instruments held at September 28, 2003 for trading purposes assumes (1) an instantaneous increase in market interest rates of one percentage point and (2) an instantaneous 10% decrease in the equity markets in which we are invested, each from their levels at September 28, 2003 and with all other variables held constant. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

     The debt securities in our trading portfolio as of September 28, 2003 consisted entirely of United States government debt securities with an average remaining maturity of three months. The interest rate risk with respect to those debt securities reflects the effect of the assumed interest rate increase on the fair value of those securities.

Other Than Trading Purposes:

                                                           Carrying    Interest      Equity           Foreign
                                                            Value     Rate Risk    Price Risk      Currency Risk
                                                            -----     ---------    ----------      -------------

     Cash equivalents....................................$  537,589   $     (128)   $      --       $       --
     Restricted cash equivalents.........................    32,463           --           --               --
     Available-for-sale United States government
        and government agency debt securities............    39,074          (65)          --               --
     Available-for-sale corporate debt securities........    29,597       (1,184)          --               --
     Available-for-sale asset-backed securities..........    24,042       (3,005)          --               --
     Available-for-sale equity securities................    51,085           --       (5,109)              --
     Available-for-sale debt mutual fund.................     8,515         (192)          --               --
     Other investments...................................    50,600       (1,238)      (3,452)             (74)
     Securities sold with an obligation to purchase......   (19,453)          --        1,945               --
     Long-term debt, excluding capitalized lease
        obligations......................................  (525,387)     (24,893)          --               --
     Interest rate swap agreement in a payable position..      (979)        (318)          --               --

     The sensitivity analysis of financial instruments held at September 28, 2003 for purposes other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and (3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at September 28, 2003 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. For purposes of this analysis, our debt investments with interest rate risk had a range of maturities and were assumed to have weighted average remaining maturities as follows:

                                                                                        Remaining Maturities
                                                                                 ---------------------------------
                                                                                 Range            Weighted Average
                                                                                 -----            ----------------
     Cash equivalents (other than money market funds and interest-
       bearing brokerage and bank accounts)...............................  2 days - 73 days             45 days
     United States government and government agency debt securities.......  2 days - 1 year             2 months
     Corporate debt securities (domestic corporate debt securities and
       commercial paper).................................................. 51 days - 7 years             4 years
     Asset-backed securities..............................................144 days - 30 years       12-1/2 years
     Debt mutual fund.....................................................       (a)                 2-1/4 years
     Debt securities included in other investments (principally held by
       investment limited partnerships and similar investment entities)...       (b)                    10 years

(a) This fund has underlying investments with an average maturity of two and one-quarter years.
(b) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvest in similar securities, the effect of the interest rate risk of one percentage point above their levels at September 28, 2003 would continue beyond the maturities assumed. Our cash equivalents included $433.4 million of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

     The interest rate risk presented with respect to our long-term debt, excluding capitalized lease obligations, relates only to our fixed-rate debt and represents the potential impact a decrease in interest rates of one percentage point has on the fair value of this debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value since the floating interest rate resets monthly. However, we have an interest rate swap agreement but with an embedded written call option on our variable-rate debt. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

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

o        Labor and employee benefit costs;

o Availability and cost of energy, raw materials, ingredients, commodities (including beef) and supplies;

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

o        Adverse weather conditions;

o Our ability to identify appropriate acquisition targets in the future and to successfully integrate any future acquisitions into our existing operations; and

o Other risks and uncertainties referred to in Triarc's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (see especially "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 5.  Other Events

   Payment of Dividends
   --------------------

     On August 11, 2003, our Board of Directors approved the payment of an initial regular quarterly cash dividend of $0.065 per share on our Class A Common Stock. Our Board of Directors also approved a special stock dividend of two shares of a newly designated Class B Common Stock, Series 1 (the "Class B Common Stock") for each share of Class A Common Stock as well as the payment of an initial regular quarterly cash dividend of $0.075 per share on the Class B Common Stock. The shares of Class B Common Stock were distributed on September 4, 2003. The cash dividends were each paid on September 25, 2003.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

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


(b)  Reports on Form 8-K

      The Registrant furnished a report on Form 8-K on September 24, 2003, which included information under Item 9 of such form.

      The Registrant filed a report on Form 8-K on September 4, 2003, which included information under Items 7 and 9 of such form.

      The Registrant furnished a report on Form 8-K on September 4, 2003, which included information under Item 12 of such form.

      The Registrant furnished a report on Form 8-K on August 13, 2003, which included information under Item 12 of such form.

      The Registrant filed a report on Form 8-K on August 11, 2003, which included information under Items 5 and 7 of such form.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRIARC COMPANIES, INC.
                                            (Registrant)


Date:  November 12, 2003                    By:/S/ FRANCIS T. MCCARRON
                                               ---------------------------------
                                                 Francis T. McCarron
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (On behalf of the Company)


Date:  November 12, 2003                    By: /S/ FRED H. SCHAEFER
                                               ---------------------------------
                                                 Fred H. Schaefer
                                                 Senior Vice President and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index

  Exhibit
    No.                         Description                     Page No.
    ---                         -----------                     ---------

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



Date:  November 12, 2003
                                                 /S/ NELSON PELTZ
                                        ------------------------------------
                                                    Nelson Peltz
                                        Chairman and Chief Executive Officer

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



Date: November 12, 2003
                                            /S/ FRANCIS T. MCCARRON
                                            ----------------------------
                                                Francis T. McCarron
                                               Senior Vice President
                                            and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 12, 2003
                                                  /S/ NELSON PELTZ
                                        ------------------------------------
                                                    Nelson Peltz
                                        Chairman and Chief Executive Officer




Date: November 12, 2003
                                            /S/ FRANCIS T. MCCARRON
                                            ----------------------------
                                                Francis T. McCarron
                                               Senior Vice President
                                            and Chief Financial Officer




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