Form 10-K
period 2003-12-28
TRIARC COMPANIES INC
filed 2004-03-12
CIK 30697

                                 [Logo: TRIARC]



                             TRIARC COMPANIES, INC.

                                   FORM 10-K

                           FOR THE FISCAL YEAR ENDED

                               DECEMBER 28, 2003

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

    FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003.

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                           ON WHICH REGISTERED
                -------------------                           -------------------
Class A Common Stock, $.10 par value                        New York Stock Exchange
Class B Common Stock, Series 1, $.10 par value              New York Stock Exchange

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

    The aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 29, 2003 was approximately $399,142,571. As of March 1, 2004, there were 20,156,862 shares of the registrant's Class A Common Stock and 40,327,237 shares of the registrant's Class B Common Stock, Series 1, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after December 28, 2003.
_______________________________________________________________________________

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

    Certain statements in this Annual Report on Form 10-K, including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,' that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries, and those statements preceded by, followed by, or that include the words 'may,' 'believes,' 'expects,' 'anticipates,' or the negation thereof, or similar expressions, constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

       o competition, including pricing pressures, the potential impact of competitors' new units on sales by Arby's'r' restaurants and consumers' perceptions of the relative quality, variety and value of the food products offered;

       o success of operating initiatives;

       o development costs;

       o advertising and promotional efforts;

       o brand awareness;

       o the existence or absence of positive or adverse publicity;

       o new product and concept development by the Company and its competitors, and market acceptance of such new product offerings and concepts;

       o changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as 'mad cow disease' and avian influenza, or 'bird flu';

       o changes in spending patterns and demographic trends;

       o the business and financial viability of key franchisees;

       o the timely payment of franchisee obligations due to the Company;

       o availability, location and terms of sites for restaurant development by the Company and its franchisees;

       o the ability of franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

       o delays in opening new restaurants or completing remodels;

       o anticipated or unanticipated restaurant closures by the Company and its franchisees;

       o the ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby's restaurants;

       o changes in business strategy or development plans, and the willingness of franchisees to participate in the Company's strategy;

       o business abilities and judgment of the Company's and franchisees' management and other personnel;

       o availability of qualified restaurant personnel to the Company and to franchisees;
                                                                               1

       o availability, terms (including changes in interest rates) and deployment of capital;

       o changes in commodity (including beef), labor, supplies and other operating costs and availability and cost of insurance;

       o the Company's ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Arby's restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

       o changes in national, regional and local economic, market, business or political conditions in the countries and other territories in which the Company and its franchisees operate;

       o changes in government regulations, including franchising laws, accounting standards, environmental laws, minimum wage rates and taxation rates;

       o the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

       o the impact of general economic conditions on consumer spending, including a slower consumer economy and the effects of war or terrorist activities;

       o adverse weather conditions;

       o our ability to identify appropriate acquisition targets in the future and to successfully integrate any future acquisitions into our existing operations; and

       o other risks and uncertainties affecting the Company and its subsidiaries referred to in this Form 10-K (see especially 'Item 1. Business -- Risk Factors' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations') and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

    We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

ITEM 1. BUSINESS.

INTRODUCTION

    We are a holding company and, through our subsidiaries, the franchisor of the Arby's restaurant system and, as of December 28, 2003, the owner of 236 Arby's restaurants located in the United States. Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.triarc.com. Information contained on our website is not part of this Form 10-K.

BUSINESS STRATEGY

    The key elements of our business strategy include (1) using our resources to grow our restaurant franchising business and our restaurant operations, (2) evaluating and making various acquisitions and business combinations, whether in the restaurant industry or other industries, (3) building strong operating management teams for each of our current and future businesses and (4) providing strategic leadership and financial resources to enable these management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' It is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

    Our consolidated cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) at December 28, 2003 totaled approximately $760 million. At such date, our consolidated indebtedness was approximately $519 million, including approximately $234 million of debt issued by a subsidiary of Arby's, Inc. and $78.6 million of debt issued by Sybra, Inc. None of the debt of the Arby's subsidiary or Sybra has been guaranteed by Triarc. Our cash, cash equivalents and investments (other than approximately $30.5 million of restricted cash) do not secure such debt. We are reviewing our options to deploy our substantial liquidity, through, among other things, acquisitions, additional share repurchases and investments, with the goal of further increasing stockholder value.

SHELF REGISTRATION STATEMENT

    On December 4, 2003 we filed a 'shelf' registration statement with the Securities and Exchange Commission in connection with the possible future offer and sale, from time to time, of up to $2 billion aggregate amount of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities. These securities, which may be offered in one or more offerings and in any combination, in each case would be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. The shelf registration statement was declared effective on December 22, 2003. We have not, at this time, made any decision to issue any specific securities under the shelf registration statement.

STOCK DISTRIBUTION

    On September 4, 2003 we made a stock distribution of two shares of newly designated Class B Common Stock, Series 1, referred to as our Class B Common Stock, for each share of our Class A Common Stock issued as of August 21, 2003. Our Class B Common Stock is entitled to one-tenth of a vote per share and to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends declared and paid on our Class A Common Stock on or before September 4, 2006. Thereafter, our Class B Common Stock will participate equally on a per share basis with our Class A Common Stock in any cash dividends. In addition, our Class B Common Stock has a $.01 per share preference in the event of any liquidation, dissolution or winding up of Triarc and, after each share of our Class A Common Stock also receives $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Class A Common Stock in any remaining assets of Triarc. See 'Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.'

CONVERTIBLE NOTES

    On May 19, 2003 we completed the sale of $175 million principal amount of 5.0% convertible notes due 2023 pursuant to Rule 144A under the Securities Act of 1933. The notes are unsecured and unsubordinated and rank on parity with our other existing and future unsecured and unsubordinated indebtedness. Upon the occurrence of certain events, a holder may convert $1,000 principal amount of a note into 25 shares of our Class A Common Stock and 50 shares of our Class B Common Stock, subject to adjustment in certain circumstances. On or after May 20, 2010, the notes may be redeemed in whole or in part for cash at par plus accrued and unpaid interest, if any. A registration statement covering resales of the notes and covering the shares of our Class A Common Stock and our Class B Common Stock issuable upon conversion of the notes has been declared effective.

SALE OF BEVERAGE BUSINESS

    On October 25, 2000 we completed the sale of our beverage business by selling all of the outstanding capital stock of Snapple Beverage Group, Inc. and Royal Crown Company, Inc. to affiliates of Cadbury Schweppes plc. The purchase and sale agreement for the transaction provided for a post-closing adjustment, the amount of which was in dispute. An arbitrator was selected by Triarc and Cadbury to determine the amount of the post-closing adjustment. On October 21, 2002, Cadbury filed a submission with the arbitrator in which it stated that it believed that it was entitled to receive from us a post-closing adjustment of approximately $23.2
                                                                               3
million, plus interest from the closing date. In response, on December 3, 2002, we filed a reply submission in which we stated that we believed that neither party was entitled to a post-closing adjustment. The arbitrator issued a report, dated December 12, 2003, requiring us to pay Cadbury a post-closing adjustment of approximately $11.4 million plus interest. On December 19, 2003, we paid Cadbury approximately $11.3 million plus approximately $2.6 million of interest. The parties have agreed that no additional amounts are owed.

FISCAL YEAR

    We use a 52/53 week fiscal year convention for Triarc and our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in some years one quarter represents a 14 week period.

BUSINESS SEGMENT

                 RESTAURANT FRANCHISING AND OPERATIONS (ARBY'S)

THE ARBY'S RESTAURANT SYSTEM

    Through our subsidiaries, we participate in the quick service restaurant segment of the restaurant industry as the franchisor of the Arby's restaurant system and, as of December 28, 2003, the owner of 236 Arby's restaurants. Arby's, Inc. (which does business as Triarc Restaurant Group), through its subsidiaries, is the franchisor of the Arby's restaurant system. Our company-owned Arby's restaurants are owned and operated through our subsidiary Sybra, Inc., which we acquired on December 27, 2002 and at the time was the second largest franchisee of the Arby's brand. There are over 3,400 Arby's restaurants in the United States and Canada and Arby's is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. According to Nation's Restaurant News, Arby's is the 10th largest quick service restaurant chain in the United States. As of December 28, 2003, there were 236 company-owned Arby's restaurants and 3,214 Arby's restaurants owned by franchisees. As of December 28, 2003, 475 franchisees operated the 3,214 restaurants, of which 3,067 operated within the United States and 147 operated outside the United States.

    Arby's also owns the T.J. Cinnamons'r' concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection'r' concept, which includes pasta dishes with a variety of different sauces. Some Arby's franchisees multi-brand with T.J. Cinnamons or Pasta Connection within their Arby's restaurants. 260 domestic Arby's restaurants are multi-branded locations that sell T.J. Cinnamons products and 38 are multi-branded locations that sell Pasta Connection products. At December 28, 2003, T.J. Cinnamons gourmet coffees were also sold in approximately 950 additional Arby's restaurants. Arby's is not currently offering to sell any additional Pasta Connection franchises.

    In addition to various slow-roasted roast beef sandwiches, Arby's offers an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. In 2001, Arby's introduced its Market Fresh'r' line of turkey, ham, chicken and roast beef premium sandwiches on a nationwide basis. Arby's recently developed a line of Market Fresh Salads, which we expect to introduce on a nationwide basis in 2004. In response to the recent trend toward offering menu choices low in carbohydrates, Arby's also has developed new Market Fresh wrap sandwiches, which we expect will be available nationwide, at franchisees' options, in 2004, and some franchisees are offering a new low carbohydrate item called Low Carbys'TM'.

    During 2003, our franchisees opened 121 new Arby's restaurants and closed 71 Arby's restaurants. In addition, during 2003, Arby's franchisees opened 27 and closed 33 T.J. Cinnamons units located in Arby's units. As of December 28, 2003, franchisees have committed to open 468 Arby's restaurants over the next eight years. You should read the information contained in 'Item 1. Business --
Risk Factors -- Arby's is dependent on restaurant revenues and openings' and ' -- The Number of Arby's restaurants that open may not meet expectations.'

OVERVIEW

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

    Prior to the acquisition of Sybra, the Company and its subsidiaries derived all of their revenues from two principal sources: (1) franchise royalties received from all Arby's restaurants; and (2) up-front franchise fees from its restaurant operators for each new unit opened. As a result of the acquisition of Sybra, the Company and its subsidiaries now derive a significant portion of their revenues from sales at company-owned restaurants.

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

ARBY'S RESTAURANTS

    Arby's opened its first restaurant in Youngstown, Ohio in 1964. As of December 28, 2003, the Company and its franchisees operated Arby's restaurants in 49 states and five foreign countries. As of December 28, 2003, the six leading states by number of operating units were: Ohio, with 277 restaurants; Indiana, with 179 restaurants; Michigan, with 176 restaurants; Florida, with 159 restaurants; Georgia, with 160 restaurants; and Texas, with 158 restaurants. The country outside the United States with the most operating units is Canada with 130 restaurants.

    Arby's restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. At December 28, 2003, more than 96% of freestanding Arby's restaurants (including more than 98% of the Company's freestanding Arby's restaurants) feature drive-thru windows. Restaurants typically have a manager, at least one assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 2001 to 2003:

                                                      2001       2002       2003
                                                      ----       ----       ----
Restaurants open at beginning of period.........      3,319      3,351      3,403
Restaurants opened during period................        131        116        121
Restaurants closed during period................         99         64         74
                                                      -----      -----      -----
Restaurants open at end of period...............      3,351      3,403      3,450
                                                      -----      -----      -----
                                                      -----      -----      -----

    During the period from January 1, 2001 through December 28, 2003, 368 new Arby's restaurants were opened and 237 Arby's restaurants (generally, underperforming restaurants) were closed. We believe that closing underperforming Arby's restaurants has contributed to an increase in the average annual unit sales volume of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

    As of December 28, 2003, the Company operated 236 domestic Arby's restaurants. Of such 236 restaurants, 210 were free-standing units, 13 were located in shopping malls, eight were in food courts and five were in strip center locations.

FRANCHISE NETWORK

    Arby's seeks to identify potential franchisees that have experience in owning and operating quick service restaurant units, have a willingness to develop and operate Arby's restaurants and have sufficient net worth. Arby's identifies applicants through targeted mailings, maintaining a presence at industry trade shows and conventions, existing customer and supplier contacts and regularly placed advertisements in trade and other publications. Prospective franchisees are contacted by an Arby's sales agent and complete an application for a franchise. As part of the application process, Arby's requires and reviews substantial documentation, including financial statements and documents relating to the corporate or other business organization of the applicant. Franchisees that already operate one or more Arby's restaurants must satisfy certain criteria in order to be eligible to enter into additional franchise agreements, including capital resources commensurate with the proposed development plan submitted by the franchisee, a commitment by the franchisee to employ trained restaurant management and to maintain proper staffing levels, compliance by the franchisee with all of its existing franchise agreements, a record of operation in compliance with Arby's operating standards, a satisfactory credit rating and the absence of any existing or threatened legal disputes with Arby's. The initial term of the typical 'traditional' franchise agreement is 20 years. Arby's does not offer any financing arrangements to its franchisees.

    During 2003, Arby's franchisees opened five new restaurants in one foreign country and closed 11 restaurants in four foreign countries. As of December 28, 2003, Arby's also had territorial agreements with international franchisees in Canada, pursuant to which these international franchisees have the exclusive right to open Arby's restaurants in specific regions of Canada.

    Arby's offers franchises for the development of both single and multiple 'traditional' restaurant locations. Both new and existing franchisees may enter into either a master development agreement, which requires the franchisee to develop two or more Arby's restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby's restaurant on a specified site. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement for new franchises currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, which is credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by U.S. franchisees was approximately 3.4% in both 2002 and 2003.

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

ADVERTISING AND MARKETING

    Arby's advertises locally primarily through regional television, radio and newspapers. Payment for advertising time and space is made mostly by local advertising cooperatives in which owners of local franchised restaurants and the Company, to the extent that it owns local restaurants, participate. Some franchisees spend amounts on advertising in addition to contributions made to a local advertising cooperative. Other franchisees who operate in areas where there is no local advertising cooperative handle their own advertising. The Company and Arby's franchisees contribute 0.7% of net sales of their Arby's restaurants to AFA Service Corporation, a not-for-profit entity controlled by the franchisees that produces advertising and promotional materials for the system. The Company and Arby's franchisees are also required to spend a reasonable amount, but not less than 3% of monthly net sales of their Arby's restaurants, for local advertising. This amount is divided between the individual local market advertising expense and the expenses of a cooperative area advertising program with the Company operated restaurants and those franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly net sales.

    Pursuant to an agreement between Arby's and AFA Service Corporation, Arby's provided support for two flights of national advertising in 2001, three flights of national advertising in 2002 and three flights of national advertising in 2003. Under the agreement, Arby's contributed $8.2 million over the three-year period ($3.1 million of which was expensed in 2002 and $3.1 million of which was expensed in 2003) for the eight flights. Arby's and AFA Service Corporation have entered into a new agreement pursuant to which Arby's will contribute $3.0 million in each of 2004 and 2005 for four additional flights of national advertising in each of those years. The Company and Arby's franchisees are also required to contribute incremental dues to AFA Service Corporation equal to 0.5% of net sales of their Arby's restaurants (bringing their total contribution to advertising and marketing to 1.2% of net sales) to help fund the program. In addition, from 2001 through 2003, AFA Service Corporation voluntarily contributed an additional $5.4 million to the program.

PROVISIONS AND SUPPLIES

    As of December 28, 2003, three independent meat processors supplied all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from approved suppliers. ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of the Company and Arby's franchisees. One of the three suppliers, which furnished less than 10% of the Arby's system's beef requirements, ceased to be a supplier effective February 29, 2004 due to differences over pricing. ARCOP is currently working to replace that supplier. Arby's believes that satisfactory arrangements will be made to replace that supplier and, if necessary, any of the current roast beef suppliers on a timely basis.

    On December 23, 2003 the United States Department of Agriculture ('USDA') confirmed that a single cow from a farm in the State of Washington had tested presumptive positive for Bovine Spongiform Encephalopathy ('BSE', also know as 'mad cow disease'). Arby's is confident that all Arby's products remain unaffected by this recent case of BSE. The company in Washington State that has been named as the source of the infected cow is not a supplier of Arby's beef. The infected cow was what is referred to as a 'downer' cow. The purchase of downer cattle for Arby's beef supply is strictly prohibited by the Arby's system and Arby's obtains certifications from vendors and suppliers as to their compliance with this requirement. The Arby's system also prohibits the purchase of beef generated from advanced meat recovery systems, systems that can scrape meat from spinal cords, one of the areas where the protein that causes mad cow disease is believed to reside. In addition, Arby's restaurants use only 100% muscle meat in their roast beef, which meat has not been found to contain mad cow disease.

    As a result of the BSE incident in Washington State, Canada has banned the importation of beef from the United States. Until this ban is lifted, our Canadian franchisees are prohibited from obtaining beef from suppliers in the United States. A single supplier with one processing facility in Canada has supplied our Canadian franchisees with beef since the implementation of the ban. We cannot predict how long the ban will last, but we believe that the Canadian supplier will be able to adequately fulfill the beef requirements of our Canadian franchisees until the ban is lifted.

    Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Suppliers to the Arby's system must comply with USDA and United States Food and Drug Administration regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products. Through ARCOP, the Company and Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing. You should read the information contained in 'Item 1. Business -- Risk Factors -- Arby's is dependent on restaurant revenues and openings.'
                                                                               7

QUALITY ASSURANCE

    Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at all Arby's restaurants. Arby's assigns a full-time quality assurance employee to each of the four independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity and to assure compliance with quality and safety specifications of the United States Department of Agriculture and the United States Food and Drug Administration. In addition, a laboratory at Arby's headquarters periodically tests samples of roast beef from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consulting services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

GENERAL

TRADEMARKS

    We own several trademarks that we consider to be material to our business, including Arby's'r', T.J. Cinnamons'r', Arby's Market Fresh'r', Market Fresh'r' and Sidekickers'r'.

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

    Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites. This has also led some competitors to employ other strategies, including frequent use of price promotions and heavy advertising expenditures. In 2002 and 2003, there was increased price competition among national fast food hamburger chains. Continued price discounting in the quick service restaurant industry could have an adverse impact on Arby's and the Company.

    Other restaurant chains have also competed by offering higher quality sandwiches made with fresh ingredients and artisan breads. Recently, several chains have sought to compete by capitalizing on the trend toward low carbohydrate diets, offering menu items that are specifically identified as being low in carbohydrates.

    Additional competitive pressures for prepared food purchases have come more recently from operators outside the restaurant industry. Several major grocery chains now offer fully prepared food and meals to go as part of their deli sections. Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation. Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.

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

    In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive, indirect subsidiary of ours, was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of December 28, 2003, the work at the site has been substantially completed. Adams Packing is in the process of completing its contamination assessment report and expects to submit such report to the Florida DEP in late March 2004. To date, Adams Packing has expended approximately $1.4 million with respect to the project. Based on a cost estimate for completion of the
                                                                               9
work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, the remaining costs of the remediation at the site are not expected to have a material adverse effect on our consolidated financial position or results of operation. See 'Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations -- Legal and Environmental Matters.'

SEASONALITY

    Our consolidated results are not significantly impacted by seasonality, however, our restaurant franchising royalty revenues and our restaurant sales are somewhat lower in our first quarter.

EMPLOYEES

    As of December 28, 2003, we had 5,091 employees, including 518 salaried employees and 4,573 hourly employees. As of December 28, 2003, none of our employees were covered by a collective bargaining agreement. We believe that employee relations are satisfactory.

                                  RISK FACTORS

    We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

    A SUBSTANTIAL AMOUNT OF OUR SHARES OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK ARE CONCENTRATED IN THE HANDS OF CERTAIN STOCKHOLDERS.

    As of March 1, 2004, DWG Acquisition Group, L.P. owned directly or indirectly approximately 29.9% of our outstanding Class A Common Stock, 24.8% of our outstanding Class B Common Stock and 29.0% of our voting power. Nelson Peltz, our Chairman and Chief Executive Officer, and Peter May, our President and Chief Operating Officer, as the sole general partners of DWG Acquisition, beneficially own all of the Class A Common Stock and Class B Common Stock owned by DWG Acquisition. In addition, Messrs. Peltz and May each individually beneficially own certain additional shares of Class A Common Stock and Class B Common Stock (including shares issuable upon the exercise of options exercisable within 60 days of March 1, 2004), which, when combined with the shares owned through DWG Acquisition, collectively constituted approximately 47.3% of our Class A Common Stock, 42.8% of our Class B Common Stock and 46.5% of our voting power as of March 1, 2004.

    DWG Acquisition and Messrs. Peltz and May may from time to time acquire additional shares of Class A Common Stock, including by exchanging some or all of their shares of Class B Common Stock for shares of Class A Common Stock. Additionally, the Company may from time to time repurchase shares of Class A Common Stock or Class B Common Stock. Such transactions could result in Messrs. Peltz and May together owning more than a majority of our outstanding voting power. As a result, Messrs. Peltz and May would be able to determine the outcome of the election of members of our board of directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. They would also be in a position to prevent or cause a change in control of us. In addition, to the extent we issue additional shares of our Class B Common Stock for acquisitions, financings or compensation purposes, such issuances would not proportionally dilute the voting power of existing stockholders, including Messrs. Peltz and May.

    OUR SUCCESS DEPENDS SUBSTANTIALLY UPON THE CONTINUED RETENTION OF CERTAIN KEY PERSONNEL.

    We believe that our success has been and will continue to be dependent to a significant extent upon the efforts and abilities of our senior management team. The failure by us to retain members of our senior management team could adversely affect our ability to build on the efforts undertaken by our current management to increase the efficiency and profitability of our businesses. Specifically, the loss of Nelson Peltz, our Chairman and Chief Executive Officer, or Peter May, our President and Chief Operating Officer, other members of our senior management team or the senior management of our subsidiaries could adversely affect us.

    WE HAVE BROAD DISCRETION IN THE USE OF OUR SIGNIFICANT CASH, CASH EQUIVALENTS AND INVESTMENTS.

    At December 28, 2003, our consolidated cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) totaled approximately $760 million. We have not designated any specific use for our significant cash, cash equivalents and investment position. We are evaluating options to deploy our substantial liquidity through, among other things, acquisitions, additional share repurchases and investments. See 'Item 1. Business -- Business Strategy.'

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

    WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE DEEMED AN 'INVESTMENT COMPANY.'

    The Investment Company Act of 1940, as amended (the '1940 Act'), requires the registration of, and imposes various restrictions on, companies that do not meet certain financial tests regarding the composition of their assets and source of income. Under certain circumstances, a company may be deemed to be an investment company if it owns 'investment securities' with a value exceeding 40% of its total assets (excluding government securities and cash items) on an unconsolidated basis. We may be required to take actions that we would not otherwise take so as not to be deemed an 'investment company' under the 1940 Act. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or safe harbor provision applies. Presently, the total amount of investment securities that we hold is less than 40% of our total assets. If in the future we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. We intend to make acquisitions and other investments in a manner so as not to be deemed an investment company. As a result, we may forego investments that we might otherwise make or retain or dispose of investments or assets that we might otherwise sell or hold.

    IN THE FUTURE, WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE SUBJECT TO TAX AS A 'PERSONAL HOLDING COMPANY.'

    If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income, as specially adjusted, from specified passive sources, we would be classified as a 'personal holding company' for the U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 15% on a portion of our income, to the extent this income is not distributed to shareholders. We do not currently expect to have any liability for tax under the personal holding company rules in 2004. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.
                                                                              11

    OUR SUBSIDIARIES ARE SUBJECT TO VARIOUS RESTRICTIONS, AND SUBSTANTIALLY ALL OF THEIR ASSETS ARE PLEDGED, UNDER CERTAIN DEBT AGREEMENTS.

    Under our subsidiaries' debt agreements, substantially all of our subsidiaries' assets, other than cash, cash equivalents and short-term investments, are pledged as collateral security. The indenture relating to the notes issued in the Arby's securitization and the agreements relating to debt issued by Sybra contain financial covenants that, among other things, require Arby's Franchise Trust (the borrower in the Arby's securitization) and Sybra, as applicable, to maintain certain financial ratios and restrict their ability to incur debt, enter into certain fundamental transactions (including sales of all or substantially all of their assets and certain mergers and consolidations) and create or permit liens. If either Arby's Franchise Trust or Sybra is unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or is unable to comply with covenants of, its respective debt agreements, it would be in default under the terms of such agreements, which would, under certain circumstances, permit the insurer of the notes issued in the Arby's securitization or the lenders to Sybra, as applicable, to accelerate the maturity of the balance of its indebtedness. You should read the information in Note 10 to the Consolidated Financial Statements.

    ARBY'S IS DEPENDENT ON RESTAURANT REVENUES AND OPENINGS.

    Franchise royalties and fees comprise a significant portion of our revenues and earnings and the results of our restaurant business are highly dependent on the gross revenues of Arby's franchisees' restaurants. Additionally, as a result of the acquisition of Sybra, we derive revenues and earnings from restaurant operations. Accordingly, the number of Arby's restaurants that we and Arby's franchisees operate is important to us. It is possible that interruptions in the distribution of supplies to Arby's restaurants could adversely affect sales at company-owned restaurants and result in a decline in royalty fees that we receive from Arby's franchisees.

    THE NUMBER OF ARBY'S RESTAURANTS THAT OPEN MAY NOT MEET EXPECTATIONS.

    Numerous factors beyond our control affect restaurant openings. These factors include the ability of potential restaurant owners to obtain financing, locate appropriate sites for restaurants and obtain all necessary state and local construction, occupancy and other permits and approvals. Although as of December 28, 2003, franchisees had signed commitments to open 468 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that these commitments will result in open restaurants. See 'Item 1. Business -- Business Segment -- Restaurant Franchising and Operations (Arby's) -- Franchise Network.' In addition, we cannot assure you that our franchisees will successfully develop and operate their restaurants in a manner consistent with our standards.

    OUR FRANCHISE REVENUES DEPEND, TO A SIGNIFICANT EXTENT, ON OUR LARGEST FRANCHISEE AND A DECLINE IN ITS REVENUE MAY INDIRECTLY ADVERSELY AFFECT US.

    Our largest franchisee, RTM Restaurant Group, Inc. ('RTM'), accounted for approximately 30% of our royalties and franchise and related fees in 2003. As of December 28, 2003, RTM operated 807 Arby's restaurants. Our revenues could materially decline from their present levels if RTM suffered a significant decline in its business.

    COMPETITION FROM RESTAURANT COMPANIES COULD ADVERSELY AFFECT US.

    The business sectors in which owned and franchised Arby's restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the financed business unit/location, and are affected by changes in tastes and eating habits, local, regional and national economic conditions, population and traffic patterns, and health or safety concerns with respect to the consumption of certain foods and the effects of food borne illnesses. Arby's restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains are competing by offering higher quality sandwiches and/or menu items that are specifically identified as being low in carbohydrates. Moreover, new companies, including operators outside the quick service restaurant industry, may enter our market areas and target our sales audience. For example, additional competitive pressures for prepared food purchases have come more recently from deli sections and in-store cafes of several major grocery store chains, as well as from convenience stores and casual dining outlets.

Such competition may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect our revenues and profits and those of our owned and franchised restaurants and could adversely affect the ability of our franchisees to make franchise payments to us. Furthermore, we and our franchisees face competition for competent employees and high levels of employee turnover, which also can have an adverse effect on our operations and revenues and those of our franchisees as well as on our franchisees' abilities to make franchise payments to us. Many of Arby's competitors have substantially greater financial, marketing, personnel and other resources than Arby's, which may give them a competitive advantage. Accordingly, we cannot assure you that the level of gross revenues of company-owned restaurants and of restaurants owned by Arby's franchisees, upon which our royalty fees are dependent, will continue.

    CHANGES IN CONSUMER TASTES AND PREFERENCES AND IN SPENDING PATTERNS AND DEMOGRAPHIC TRENDS, AS WELL AS HEALTH AND SAFETY CONCERNS ABOUT FOOD QUALITY, COULD RESULT IN A DECLINE IN SALES AT COMPANY-OWNED RESTAURANTS AND IN THE ROYALTIES THAT WE RECEIVE FROM FRANCHISEES.

    The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Consumer preferences could also be affected by health or safety concerns with respect to the consumption of beef, poultry, french fries or other foods or with respect to the effects of food-borne illnesses. Additional instances of mad cow disease or bird flu, in particular, or other food-borne illness could adversely affect public perceptions regarding the safety of eating beef, poultry or other meats.

    As is generally the case in the restaurant franchise business, we and our franchisees may, from time to time, be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. For example, the restaurant industry is currently under scrutiny resulting from the perception that the practices of restaurant companies have contributed to the obesity of their guests. Adverse publicity resulting from these allegations may harm the reputation of Arby's restaurants, even if the allegations are not valid, we are not found liable or the concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole.

    If our owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, we and our franchisees may lose customers and the resulting revenues from company-owned restaurants and the royalties that Arby's receives from its franchisees may decline.

    ADDITIONAL INSTANCES OF MAD COW DISEASE OR OTHER FOOD-BORNE ILLNESSES, SUCH AS BIRD FLU, COULD ADVERSELY AFFECT THE PRICE AND AVAILABILITY OF BEEF, POULTRY OR OTHER MEATS.

    As noted previously, there was a single incidence of mad cow disease in Washington State in December 2003. See 'Item 1. Business -- Business
Segment -- Restaurant Franchising and Operations (Arby's) -- Provisions and Supplies.' Additional instances of mad cow disease or other food-borne illnesses, such as bird flu, could adversely affect the price and availability of beef, poultry or other meats, including if additional incidents cause consumers to shift their preferences to other meats. Therefore, in addition to a reduction in sales due to adverse public perceptions, as discussed above, Arby's restaurants could experience a significant increase in food costs if there are additional instances of mad cow disease or other food-borne illnesses.

    ARBY'S DOES NOT CONTROL ADVERTISING AND PURCHASING FOR THE ARBY'S RESTAURANT SYSTEM, WHICH COULD ADVERSELY AFFECT SALES AND THE ARBY'S BRAND.

    Arby's franchisees control the provision of advertising and marketing services to one another through AFA Service Corporation, a not-for-profit entity controlled by the franchisees. Subject to the Company's right to protect its trademarks, and except to the extent that the Company participates in AFA through its company-owned restaurants, AFA Service Corporation makes all decisions regarding the marketing and advertising strategies and the creative content of advertising for the Arby's system. In addition, the franchisees make their
                                                                              13
own decisions regarding local advertising expenditures, subject to spending the required minimum. The Company's lack of control over advertising could have an adverse effect on sales and on the Arby's brand.

    Arby's franchisees also control the purchasing of food, proprietary paper and other operating supplies through ARCOP, Inc., a not-for-profit entity controlled by the franchisees. ARCOP negotiates national contracts for such food and supplies. The Company has one representative on the Board of Directors of ARCOP and participates in ARCOP through its company-owned restaurants, but otherwise exercises no control over the decisions and activities of ARCOP except to assure that all suppliers satisfy Arby's quality control standards. If ARCOP does not properly estimate the needs of the Arby's system with respect to one or more products, or otherwise makes poor purchasing decisions, system sales and the financial condition of Arby's franchisees could be adversely affected.

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

    WE, AND SOME OF OUR SUBSIDIARIES, REMAIN CONTINGENTLY LIABLE WITH RESPECT TO CERTAIN OBLIGATIONS RELATING TO BUSINESSES THAT WE HAVE SOLD.

    In 1997 we sold all of our then company-owned Arby's restaurants to subsidiaries of RTM, Arby's largest franchisee. In connection with the sale, an aggregate of approximately $55 million of mortgage and equipment notes were assumed by subsidiaries of RTM, of which approximately $40.0 million remained outstanding at December 28, 2003. RTM has guaranteed the payment of these notes by its subsidiaries. Notwithstanding the assumption of this debt and guaranty, we remain contingently liable as a guarantor of the notes. In addition, the subsidiaries of RTM also assumed substantially all of the lease obligations relating to the purchased restaurants (which aggregate a maximum of approximately $59.0 million at December 28, 2003) and RTM has indemnified us for any losses we might incur with respect to such leases. Notwithstanding such assumption, Arby's and its subsidiaries remain contingently liable if RTM's subsidiaries fail to make the required payments under those notes and leases.

    In addition, in July 1999, we sold 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.). As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138.0 million as of December 28, 2003), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas. Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes, which amount to approximately $39.4 million as of December 28, 2003, associated with our sale of the propane business.

    Although we believe that it is unlikely that we will be called upon to make any payments under the guaranty, leases or indemnification described above, if we are required to make such payments it could have a material adverse effect on our financial position and results of operations. You should read the information in 'Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and in
Note 22 to the Consolidated Financial Statements.

    CHANGES IN GOVERNMENTAL REGULATION MAY ADVERSELY AFFECT OUR ABILITY TO OPEN NEW RESTAURANTS OR OTHERWISE ADVERSELY AFFECT OUR EXISTING AND FUTURE OPERATIONS AND RESULTS.

    Each Arby's restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located. There can be no assurance that we, or our franchisees, will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future. In addition, more stringent and varied requirements of local and tax governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. We, and our franchisees, are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans with Disabilities Act, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. We cannot predict the amount of future expenditures that may be required in order to permit our company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our business.

    Certain of our current and past operations are or have been subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See 'Item 1. Business -- Business Segment -- Restaurant Franchising and Operations
(Arby's) -- General -- Environmental Matters.'

    OUR CERTIFICATE OF INCORPORATION CONTAINS CERTAIN ANTI-TAKEOVER PROVISIONS AND PERMITS OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK WITHOUT STOCKHOLDER APPROVAL.

    Certain provisions in our certificate of incorporation are intended to discourage or delay a hostile takeover of control of us. Our certificate of incorporation authorizes the issuance of shares of 'blank check' preferred stock, which will have such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of our Class A Common Stock and Class B Common Stock. The preferred stock could be used to discourage, delay or prevent a change in control of us that is determined by our board of directors to be undesirable. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

ITEM 2. PROPERTIES.

    We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease each of our material properties.
                                                                              15

    The following table contains information about our material facilities as of December 28, 2003:

                                                                                       APPROXIMATE
                                                                                       SQ. FT. OF
              ACTIVE FACILITIES                 FACILITIES -- LOCATION    LAND TITLE   FLOOR SPACE
              -----------------                 ----------------------    ----------   -----------
Triarc Corporate Headquarters.................  New York, NY              1 leased       30,670
Arby's Headquarters...........................  Ft. Lauderdale, FL        1 leased       47,300*

---------
* Approximately 1,140 square feet of this space is subleased from Arby's by a third party.

    Arby's also owns two and leases four properties that are leased or sublet principally to franchisees. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

    At December 28, 2003, Sybra's 236 restaurants were located in the following states: 75 were in Michigan, 65 in Texas, 38 in Pennsylvania, 21 in Florida, 14 in New Jersey, 10 in Maryland, 8 in Connecticut, 4 in Virginia and 1 in West Virginia. In addition to its Arby's restaurant locations, Sybra also leases office space in Ft. Lauderdale, Florida for its corporate and executive offices and in Flint, Michigan, Sinking Spring, Pennsylvania, Plano, Texas and Temple Terrace, Florida for its regional operations centers.

ITEM 3. LEGAL PROCEEDINGS.

    In October 1998, a number of class actions were brought on behalf of our stockholders in the Court of Chancery of the State of Delaware in connection with a proposed 'going private' transaction involving the Company, which was later terminated. These actions named Triarc, Messrs. Peltz and May and the other then directors of Triarc as defendants. On March 26, 1999, four of the plaintiffs in those actions filed a consolidated amended complaint alleging that the defendants breached their fiduciary duties to our stockholders and failed to disclose material information in connection with the 1999 'Dutch Auction' self-tender offer. The amended complaint seeks, among other relief, rescission of the tender offer and/or an award of monetary damages in an unspecified amount. In October 2000, the plaintiffs agreed to stay this action pending determination of a related action then pending in the U.S. District Court for the Southern District of New York. Although the New York action was dismissed with prejudice and, on February 28, 2003, the plaintiff in that case voluntarily withdrew his appeal of the dismissal, there has been no further activity in the Delaware action and such action remains stayed.

    In addition to the legal matter described above and the environmental matters described under 'Item 1. Business -- General -- Environmental Matters', we are involved in other litigation and claims incidental to our business and businesses that we have previously sold. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.3 million as of December 28, 2003. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 3, 2003, Triarc held its Annual Meeting of Stockholders. As previously announced, at the Annual Meeting Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Joseph A. Levato, David E. Schwab II, Raymond S. Troubh and Gerald Tsai, Jr. were elected to serve as Directors, and stockholders also approved proposal 2, ratifying the appointment of Deloitte & Touche LLP as Triarc's independent certified public accountants.

    The voting on the above matters is set forth below:

                        NOMINEE                          VOTES FOR    VOTES WITHHELD
                        -------                          ---------    --------------
Nelson Peltz...........................................  18,295,297       665,404
Peter W. May...........................................  18,316,914       633,787
Hugh L. Carey..........................................  17,820,150     1,130,551
Clive Chajet...........................................  17,563,356     1,387,345
Joseph A. Levato.......................................  15,934,906     3,015,795
David E. Schwab II.....................................  17,563,281     1,387,420
Raymond S. Troubh......................................  17,979,017       971,684
Gerald Tsai, Jr........................................  15,878,167     3,072,534

    Proposal 2 -- There were 18,691,788 votes for, 243,477 votes against and 15,436 abstentions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market for our Class A Common Stock and Class B Common Stock is the New York Stock Exchange (symbols: TRY and TRY.B, respectively). Our Class B Common Stock began trading 'regular way' on the NYSE on September 5, 2003 in connection with its distribution to our stockholders as described below. The high and low market prices for our Class A Common Stock and Class B Common Stock, as reported in the consolidated transaction reporting system and as adjusted to reflect the distribution of our Class B Common Stock, are set forth below:

                                                            MARKET PRICE
                                                  ---------------------------------
                                                      CLASS A           CLASS B
                                                  ---------------   ---------------
                FISCAL QUARTERS                    HIGH     LOW      HIGH     LOW
                ---------------                    ----     ---      ----     ---
2002
    First Quarter ended March 31................  $ 8.80   $ 7.37   $   --       --
    Second Quarter ended June 30................    8.82     8.13       --       --
    Third Quarter ended September 29............    8.46     6.84       --       --
    Fourth Quarter ended December 29............    8.61     6.75       --       --

                                                            MARKET PRICE
                                                  ---------------------------------
                                                      CLASS A           CLASS B
                                                  ---------------   ---------------
                FISCAL QUARTERS                    HIGH     LOW      HIGH     LOW
                ---------------                    ----     ---      ----     ---
2003
    First Quarter ended March 30................  $ 8.62   $ 7.68   $   --   $   --
    Second Quarter ended June 29................    9.25     8.04       --       --
    Third Quarter ended September 28............   10.43     8.36    11.50    10.18
    Fourth Quarter ended December 28............   12.08     9.60    12.28    10.10

    On September 4, 2003 we made a stock distribution of two shares of our Class B Common Stock for each share of our Class A Common Stock issued as of August 21, 2003. Our Class B Common Stock is entitled to one-tenth of a vote per share and to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends declared and paid on our Class A Common Stock on or before September 4, 2006. Thereafter, our Class B Common Stock will participate equally on a per share basis with our Class A Common Stock in any cash dividends. In addition, our Class B Common Stock has a $.01 per share preference in the event of any liquidation, dissolution or winding up of Triarc and, after each share of our Class A Common Stock also receives $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Class A Common Stock in any remaining assets of Triarc.

    We did not pay any dividends on our common stock in 2002. On each of September 25, 2003 and December 16, 2003, we paid cash dividends of $0.065 and $0.075 per share on our Class A Common Stock and Class B Common Stock, respectively, to holders of record on September 15, 2003 and December 2, 2003, respectively. The September 25, 2003 and December 16, 2003 dividends aggregated approximately $4.2 million and $4.3 million, respectively. On February 12, 2004, our board of directors declared cash dividends of $0.065 and $0.075 per share on our Class A Common Stock and Class B Common Stock, respectively, payable
                                                                              17
on March 16, 2004 to holders of record on March 4, 2004. Although we currently intend to continue to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared or paid in the future or the amount or timing of such dividends, if any. Future dividends will be made at the discretion of our board of directors and will be based on such factors as our earnings, financial condition, cash requirements, future prospects and other factors. We have no class of equity securities currently issued and outstanding except for our Class A Common Stock and our Class B Common Stock. However, we are currently authorized to issue up to 100 million shares of preferred stock.

    Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries. Under the terms of the indenture relating to the notes issued in the Arby's securitization and the agreements relating to debt issued by Sybra (see 'Item 1.
Business -- Business Segment -- Restaurant Franchising and Operations
(Arby's) -- General'), there are restrictions on the ability of certain of our subsidiaries to pay any dividends or make any loans or advances to us. The ability of any of our subsidiaries to pay cash dividends or make any loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. In addition, in connection with the acquisition of Sybra, Triarc agreed that Sybra would not pay dividends to it prior to December 27, 2004. You should read the information in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Note 10 to our Consolidated Financial Statements.

    On January 18, 2001, our board of directors approved a stock repurchase program that authorizes us, when and if market conditions warrant, to purchase from time to time up to an aggregate of $50.0 million worth of our Class A Common Stock. In connection with the approval of the distribution to stockholders of our Class B Common Stock, the stock repurchase program was amended to permit us to repurchase both Class A Common Stock and Class B Common Stock under the program. The program, which initially was set to expire on January 18, 2003, has since been extended until January 18, 2005. The amount available under the program has been replenished from time to time to permit us to repurchase up to a total of $50.0 million worth of our Class A Common Stock and Class B Common Stock in addition to amounts previously spent under the program. As of December 28, 2003, there was approximately $48.6 million of availability under the program.

    During 2003, pursuant to the stock repurchase program, we repurchased 1,625,000 shares of our Class A Common Stock, at an average cost of approximately $8.72 per share (including commissions and as adjusted to reflect the distribution of our Class B Common Stock), for an aggregate cost of approximately $43.1 million. We did not repurchase any shares of our Class B Common Stock during 2003. We cannot assure you that we will repurchase any additional shares pursuant to the program.

    As of March 1, 2004, there were approximately 3,038 holders of record of our Class A Common Stock and 2,968 holders of record of our Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (1)

                                                             YEAR ENDED(2)
                          ------------------------------------------------------------------------------------
                          JANUARY 2,      DECEMBER 31,      DECEMBER 30,      DECEMBER 29,       DECEMBER 28,
                            2000(3)         2000 (3)            2001              2002               2003
                            -------         --------            ----              ----               ----
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues...................  $  81,658       $   87,450         $ 92,823          $ 97,782          $  293,620
Operating profit (loss)....      5,611 (6)      (24,391)(7)        8,962(8)         15,339              (1,201)(10)
Income (loss) from
  continuing operations....     16,175 (6)      (10,157)(7)        8,966(8)         (9,757)            (13,083)(10)
Income (loss) from
  discontinued
  operations...............     (6,051)         451,398           43,450            11,100               2,245
Net income (loss)..........     10,124 (6)      441,241 (7)       52,416(8)          1,343 (9)         (10,838)(10)
Basic income (loss) per
  share of class A
  common stock and
  class B common
  stock (4):
    Continuing
      operations...........        .21             (.15)             .14              (.16)               (.22)
    Discontinued
      operations...........       (.08)            6.48              .67               .18                 .04
    Net income (loss)......        .13             6.33              .81               .02                (.18)
Diluted income (loss)
  per share of class A
  common stock and
  class B common
  stock (4):
    Continuing
      operations...........        .20             (.15)             .13              (.16)               (.22)
    Discontinued
      operations...........       (.07)            6.48              .64               .18                 .04
    Net income (loss)......        .13             6.33              .77               .02                (.18)
Cash dividends per
  share:
    Class A common
      stock................     --              --                --                --                     .13
    Class B common
      stock................     --              --                --                --                     .15
Working capital............    240,399          596,319          556,637           509,541             610,565
Total assets...............    378,424        1,067,424          868,409           967,383           1,042,965
Long-term debt.............      3,792          291,718          288,955           352,700             483,280
Stockholders' equity
  (deficit)................   (166,726)         282,310          332,397           332,742             287,606
Weighted average shares
  outstanding (5):
    Class A common
      stock................     26,015           23,232           21,532            20,446              20,003
    Class B common
      stock................     52,030           46,464           43,064            40,892              40,010

---------
 (1) Selected Financial Data for the years ended on or prior to December 29, 2002 have been reclassified to conform with the current year's presentation.

 (2) The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance with this method, each of the Company's fiscal years presented above contained 52 weeks. All references to years relate to fiscal years rather than calendar years.

 (3) Selected Financial Data for the years ended on or prior to December 31, 2000 reflect the discontinuance of the Company's beverage businesses sold in October 2000 and for the year ended January 2, 2000 reflect the discontinuance of the Company's propane business sold in July 1999. Selected Financial Data for the years ended on or prior to December 31, 2000 reflect the reclassification of charges for early extinguishment of debt previously reported as extraordinary charges to either income (loss) from continuing operations or income (loss) from discontinued operations, as applicable, in accordance with Statement of Financial Accounting Standards No. 145, 'Rescission of Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections.'

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (4) Income (loss) per share amounts have been retroactively adjusted for the effect of a stock distribution (the 'Stock Distribution') on September 4, 2003 of two shares of a newly designated series 1 of the Company's previously authorized Class B common stock for each share of the Company's Class A common stock issued as of August 21, 2003, as if the Stock Distribution had occurred at the beginning of the year ended January 2, 2000. For the purposes of calculating income per share, any net income subsequent to the date of the Stock Distribution is allocated between the Class A common shares and Class B common shares based on the actual dividend payment ratio to the extent of any dividends paid during the year with any excess allocated giving effect to the minimum stated dividend participation rate of 110% for the Class B common shares compared with the Class A common shares. Net income for years prior to the Stock Distribution was allocated equally among each share of Class A common stock and Class B common stock since there were no dividends declared or contractually payable during those years. Net loss for any year was also allocated equally.

 (5) The weighted average shares outstanding have been retroactively adjusted for the effect of the Stock Distribution. The number of shares used in the calculation of diluted income (loss) per share of Class A common stock for the years 1999 and 2001 are 26,943,000 and 22,692,000, respectively. The number of shares used in the calculation of diluted income (loss) per share of Class B common stock for the years 1999 and 2001 are 53,886,000 and 45,384,000, respectively. These shares used for the calculation of diluted income (loss) per share for the years 1999 and 2001 consist of the weighted average common shares outstanding for each class of common stock and potential common shares reflecting the effect of dilutive stock options of 818,000 and 1,160,000, respectively, for Class A common stock and 1,636,000 and 2,320,000, respectively, for Class B common stock and, for the year 1999, the effect of a dilutive forward purchase obligation for common stock of 110,000 shares of Class A common stock and 220,000 shares of Class B common stock. The number of shares used in the calculation of diluted income (loss) per share are the same as basic income (loss) per share for the years 2000, 2002 and 2003 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for each of those years.

     The shares of Class A common stock for the years ended on or prior to December 30, 2001 as reported herein include shares of a former Class B common stock since the former Class B common stock participated in income or losses equally per share with the Class A common stock. In 1999 the Company repurchased for treasury 3,805,015 shares of its Class A common stock and 1,999,208 shares of its former Class B common stock and recorded a forward purchase obligation for two future purchases of the former
     Class B common stock that occurred on August 10, 2000 and on August 10, 2001 each for 1,999,207 former class B common shares. These shares are before the effect of the Stock Distribution. These transactions resulted in reductions of 3,376,000, 2,038,000, 1,994,000 and 1,214,000 shares in the reported weighted-average Class A common shares outstanding, respectively, in the years 1999, 2000, 2001 and 2002 and 6,752,000, 4,076,000, 3,988,000
     and 2,428,000 shares in the reported weighted-average Class B common shares outstanding, respectively, in the years 1999, 2000, 2001 and 2002.

 (6) Reflects certain significant charges and credits recorded during 1999 as follows: $2,126,000 charged to operating profit representing a capital structure reorganization related charge related to equitable adjustments made to the terms of outstanding stock options for stock of a former subsidiary held by corporate employees; $4,262,000 credited to income from continuing operations representing (1) $5,127,000 of release of excess reserves for income taxes in connection with the completion of examinations of the Company's Federal income tax returns for prior years by the Internal Revenue Service (the 'IRS') and (2) $3,052,000 of reversal of excess interest expense accruals for interest due the IRS in connection with the completion of their examinations of the Company's Federal income tax returns, both partially offset by (1) a $2,351,000 charge from the early extinguishment of debt and (2) the aforementioned $2,126,000 charged to operating profit, plus $560,000 of income tax benefit relating to the aggregate of the above net credits; and $3,897,000 credited to net income representing (1) the aforementioned $4,262,000 credited to income from continuing operations and (2) $15,102,000 of gain on disposal of discontinued operations, both less $15,467,000 of charges reported in loss from operations of the discontinued businesses consisting of (a) a $16,757,000 charge from the early extinguishment of debt,

                                              (footnotes continued on next page)

(footnotes continued from previous page)

     (b) a $3,348,000 capital structure reorganization related charge, similar to the charge in continuing operations, relating to options holders who were employees of the sold businesses, (c) $411,000 of provision for interest due the IRS associated with the discontinued businesses in connection with the completion of their examination of the Company's Federal income tax returns, all less $7,651,000 of related income tax benefit and (d) $2,602,000 of provision for income taxes in connection with the completion of IRS examinations of the Company's Federal income tax returns.

 (7) Reflects certain significant charges and credits recorded during 2000 as follows: $36,432,000 charged to operating loss representing (1) a $26,010,000 charge for capital market transaction related compensation and
     (2) a $10,422,000 charge resulting from the Company's repurchase of 1,045,834 shares of its class A common stock from certain of the Company's officers and a director within six months after exercise of the related stock options by the officers and director; $32,914,000 charged to loss from continuing operations representing the aforementioned $36,432,000 less $3,518,000 of related income tax benefit; and $427,352,000 credited to net income representing $460,266,000 of the then estimated gain on disposal of the Company's former beverage businesses credited to income from discontinued operations, which is net of a $20,680,000 after-tax charge from the early extinguishment of debt of the discontinued businesses, less the aforementioned $32,914,000 charged to loss from continuing operations.

 (8) Reflects certain significant credits recorded during 2001 as follows:
     $5,000,000 credited to operating profit representing the receipt of a $5,000,000 note receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer (the 'Executives') of the Company received in connection with the settlement of a class action lawsuit involving certain awards of compensation to the Executives; $3,200,000 credited to income from continuing operations representing the aforementioned $5,000,000 less $1,800,000 of related provision for income taxes; and $46,650,000 credited to net income representing the aforementioned $3,200,000 credited to income from continuing operations and $43,450,000 of additional gain on disposal of the Company's beverage businesses resulting from the realization of $200,000,000 of proceeds from the purchaser of the Company's former beverage businesses, net of income taxes, for the Company electing during 2001 to treat certain portions of the sale of the Company's beverage businesses as an asset sale in lieu of a stock sale under the provisions of Section 338(h)(10) of the United States Internal Revenue Code, partially offset by additional accruals relating to an estimated post-closing sales price adjustment (the 'Post-Closing Adjustment').

 (9) Reflects a significant credit recorded during 2002 as follows: $11,100,000 credited to net income representing adjustments to the previously recognized gain on disposal of the Company's beverage businesses due to the release of reserves for income taxes associated with the discontinued beverage operations in connection with the receipt of related income tax refunds.

(10) Reflects certain significant charges and credits recorded during 2003 as follows: $22,000,000 charged to operating loss representing an impairment of goodwill; $11,799,000 charged to loss from continuing operations representing the aforementioned $22,000,000 partially offset by (1) a $5,834,000 gain on sale of business arising principally from the sale by the Company of a portion of its investment in an equity investee and a non-cash gain to the Company from the public offering by the investee of its common stock and (2) $4,367,000 of income tax benefit relating to the above net charges; and $9,554,000 charged to net loss representing the aforementioned $11,799,000 charged to loss from continuing operations partially offset by a $2,245,000 credit to income from discontinued operations principally resulting from the release of reserves, net of income taxes, in connection with the settlement of the Post-Closing Adjustment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION AND EXECUTIVE OVERVIEW

    We currently operate solely in the restaurant business through our franchised and Company-owned Arby's restaurants.

    On December 27, 2002, we completed the acquisition of Sybra, Inc., the second largest franchisee of Arby's restaurants, in a transaction we refer to as the Sybra Acquisition. As of December 28, 2003 Sybra owns and operates 236 Arby's restaurants in nine states. As a result of the Sybra Acquisition, our consolidated results of operations and cash flows for fiscal 2003 and for the last two days of fiscal 2002 include Sybra's results and cash flows but do not include royalties and franchise and related fees from Sybra which are eliminated in consolidation. Our consolidated results of operations and cash flows for fiscal 2002 prior to the Sybra Acquisition and fiscal 2001, however, include royalties and franchise and related fees from Sybra but do not include Sybra's results and cash flows. Sybra's results for the last two days of fiscal 2002 have been reported in 'Other income, net' in the accompanying consolidated statement of operations for the year ended December 29, 2002 for convenience since the results for that two-day period were not material to our consolidated income before income taxes.

    We derive our revenues in the form of royalties and franchise and related fees and, as a result of the Sybra Acquisition, from sales by our Company-owned restaurants. While approximately 60% of our existing royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.4% in fiscal 2003. We also derive investment income from our investments.

    We intend to enhance the value of our company by increasing the revenues of the Arby's restaurant business and by pursuing business acquisitions that we believe have the potential to create significant value to our stockholders. We are adding new Arby's menu items such as salads and other low carbohydrate offerings, continuing to focus on growing the number of restaurants in the Arby's system and implementing new operational initiatives targeted at service levels and convenience. In 2003 we evaluated a number of business acquisition opportunities and we intend to continue our disciplined search for potential business acquisitions in 2004 and beyond.

    As discussed below under 'Liquidity and Capital Resources,' we continue to evaluate our options for the use of our significant cash, cash equivalent and investment position, including additional business acquisitions as referred to above, repurchases of our common shares and investments. We have increased capital expenditures to support our recently acquired Company-owned restaurants.

    Beginning with fiscal 2003, we now report cost of sales as a result of the Sybra Acquisition. Our royalties and franchise and related fees continue to have no associated cost of sales.

    In recent years our restaurant business has experienced the following trends:

       o Continued growth of food consumed away from home as a percentage of total food-related spending;

       o Increases in the cost and overall difficulty of developing new units in many areas of the country, primarily as a result of increased competition among quick service restaurant competitors and other retail food operators for available development sites, higher development costs associated with those sites and continued tightening in the lending markets typically used to finance new unit development;

       o Increased price competition in the quick service restaurant industry, particularly as evidenced by the value menu concept which offers comparatively lower prices on some menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting;

       o The continuing proliferation of competitors in the higher end of the sandwich category, many of whom are competing with Arby's by offering higher-priced sandwiches with perceived higher levels of freshness, quality and customization;

       o Competition from new product choices, offering a variety of options which include low calorie, low carbohydrate and/or low fat as a result of a greater consumer awareness on nutrition;

       o Additional competitive pressures for prepared food purchases from operators outside the quick service restaurant industry such as deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets;

       o The addition of selected higher-priced quality items to menus, which appeal more to adult tastes and offer an opportunity to recover some of the dollar margins lost in the discounting of other menu items;

       o Increases in beef prices resulting from reduced supplies and increased demand; and

       o Legislative activity on both the Federal and state level, which could result in higher wages, fringe benefits, health care and other insurance and packaging costs.

    We experience the effects of these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, impact the royalties and franchise fees we receive from them.

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

    We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Each of our 2001, 2002 and 2003 fiscal years contained 52 weeks. Our 2001 fiscal year commenced on January 1, 2001 and ended on December 30, 2001, our 2002 fiscal year commenced on December 31, 2001 and ended on December 29, 2002, and our 2003 fiscal year commenced on December 30, 2002 and ended on December 28, 2003. Our 2004 fiscal year will commence on December 29, 2003 and end on January 2, 2005 and will contain 53 weeks. Accordingly, our results of operations for fiscal 2004 will contain one more week than 2003. All references to years relate to fiscal years rather than calendar years.

    Certain amounts presented in this 'Management's Discussion and Analysis of Financial Condition and Results of Operations' for 2001 and 2002 have been reclassified to conform with the current year's presentation.

RESULTS OF OPERATIONS

    Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between (1) 2001 and 2002, which we refer to as the 2002 Change, and (2) 2002 and 2003, which we refer to as the 2003 Change. We consider certain percentage changes between years to be not measurable or not meaningful, and we refer to these as 'n/m.' The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                                   2002 CHANGE        2003 CHANGE
                                                                -----------------   ----------------
                                     2001     2002     2003     AMOUNT    PERCENT   AMOUNT   PERCENT
                                     ----     ----     ----     ------    -------   ------   -------
                                                     (IN MILLIONS EXCEPT PERCENTS)
Revenues:
    Net sales.....................  $ --     $ --     $ 201.5   $ --        n/m     $201.5     n/m
    Royalties and franchise and
      related fees (a)............    92.8     97.8      92.1       5.0       5 %    (5.7)      (6)%
                                    ------   ------   -------   -------             ------
                                      92.8     97.8     293.6       5.0       5 %   195.8      n/m
                                    ------   ------   -------   -------             ------
Costs and expenses:
    Cost of sales, excluding
      depreciation and
      amortization................    --       --       151.6     --        n/m     151.6      n/m
    Advertising and selling.......     2.6      3.0      16.1       0.4      15 %    13.1      n/m
    General and administrative....    74.8     72.9      91.0      (1.9)     (3)%    18.1       25 %
    Depreciation and amortization,
      excluding amortization of
      deferred financing costs....     6.5      6.6      14.1       0.1       2 %     7.5      114 %
    Goodwill impairment...........    --       --        22.0     --        n/m      22.0      n/m
                                    ------   ------   -------   -------             ------
                                      83.9     82.5     294.8      (1.4)     (2)%   212.3      n/m
                                    ------   ------   -------   -------             ------
        Operating profit (loss)...     8.9     15.3      (1.2)      6.4      72 %   (16.5)    (108)%
    Interest expense..............   (30.4)   (26.2)    (37.2)      4.2      14 %   (11.0)     (42)%
    Insurance expense related to
      long-term debt..............    (4.8)    (4.5)     (4.2)      0.3       6 %     0.3        7 %
    Investment income, net........    33.6      0.8      17.2     (32.8)    (98)%    16.4      n/m
    Gain (costs) related to
      proposed business
      acquisitions not
      consummated.................    (0.6)    (2.2)      2.1      (1.6)    n/m       4.3      n/m
    Gain (loss) on sale of
      businesses..................     0.5     (1.2)      5.8      (1.7)    n/m       7.0      n/m
    Other income, net.............    10.2      1.4       2.9      (8.8)    (86 )%    1.5      107 %
                                    ------   ------   -------   -------             ------
        Income (loss) from
          continuing operations
          before income taxes and
          minority interests......    17.4    (16.6)    (14.6)    (34.0)    n/m       2.0      n/m
    (Provision for) benefit from
      income taxes................    (8.7)     3.3       1.4      12.0     n/m      (1.9)     n/m
    Minority interests in loss of
      a consolidated subsidiary...     0.3      3.5       0.1       3.2     n/m      (3.4)     n/m
                                    ------   ------   -------   -------             ------
        Income (loss) from
          continuing operations...     9.0     (9.8)    (13.1)    (18.8)    n/m      (3.3)     n/m
    Gain on disposal of
      discontinued operations.....    43.4     11.1       2.3     (32.3)    n/m      (8.8)     n/m
                                    ------   ------   -------   -------             ------
        Net income (loss).........  $ 52.4   $  1.3   $ (10.8)  $ (51.1)    n/m     $(12.1)    n/m
                                    ------   ------   -------   -------             ------
                                    ------   ------   -------   -------             ------

---------
(a) Includes royalties and franchise and related fees from Sybra of $7.4 million in each of 2001 and 2002, whereas the royalties and franchise and related fees of $7.1 million in 2003 were eliminated in consolidation.

2003 COMPARED WITH 2002

Net Sales

    Our net sales of $201.5 million in 2003 resulted entirely from Company-owned Arby's restaurants acquired in the Sybra Acquisition.

    We expect positive sales growth for our Company-owned restaurants in 2004. As previously disclosed, our 2004 fiscal year will include 53 weeks compared with 52 weeks in our 2003 fiscal year. Aside from this fact, we expect that same-store sales of Company-owned restaurants for the first 52 weeks of 2004 will exceed 2003. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. We expect that this sales growth will result from the introduction of salads and other low carbohydrate menu offerings, new operational initiatives targeted at service levels and convenience, an increased focus on remodeling of restaurants with solid sales growth potential and a planned restaurant opening. Further, the same-store sales comparisons during 2004 will be favorably impacted by the weak same-store sales comparison of 2003. We do not presently expect to open any new Company-owned restaurants during 2004 besides the one disclosed above and will evaluate whether to close any underperforming restaurants. We specifically have fourteen restaurants where the facilities leases either expire or are scheduled for renewal in 2004 and we will review the performance of each of these restaurants in connection with the decision to renew or extend these leases. However, we currently anticipate the renewal or extension of most of these leases.

    A single case of Bovine Spongiform Encephalopathy, commonly referred to as 'BSE' or 'mad cow disease,' was confirmed in the United States in late December 2003. All indications suggest this is an isolated case that is not expected to have a material impact on domestic beef consumption or the revenues of our restaurant business. Additional instances of mad cow disease, avian influenza, commonly referred to as 'bird flu,' or other food-borne illnesses could adversely affect public perceptions regarding the safety of eating beef, poultry or other meats and also affect the price and availability of those meats.

Royalties and Franchise and Related Fees

    Our royalties and franchise and related fees, which were generated entirely from franchised restaurants, were reduced by $5.7 million, or 6%, to $92.1 million in 2003 from $97.8 million in 2002. This reduction reflects that we no longer include royalties and franchise and related fees from the restaurants we acquired in the Sybra Acquisition whereas we included
$7.4 million of royalties and franchise and related fees from Sybra in 2002. Aside from the effect of the Sybra Acquisition, royalties and franchise and related fees increased $1.7 million in 2003 compared with 2002 reflecting a $1.8 million, or 2%, increase in royalties partially offset by a $0.1 million decrease in franchise and related fees. The increase in royalties consisted of a $3.5 million improvement resulting from the royalties from the 121 restaurants opened in 2003, with generally higher than average sales volumes, replacing the royalties from the 71 generally underperforming restaurants closed in 2003, partially offset by a $1.7 million reduction due to a 2% decline in same-store sales of franchised restaurants during 2003 compared with 2002. Franchise and related fees decreased due to a $0.3 million decrease in franchised restaurant license renewal fees principally due to renewals in 2003 no longer including any older licenses which provided for higher renewal fees, partially offset by a $0.2 million increase in franchise fees from the opening of 5 additional franchised restaurants in 2003 compared with 2002.

    The 2% decline in same-store sales of franchised restaurants in 2003 continued the trend which commenced in the fourth quarter of 2002. For the fourth quarter of 2003, same-store sales were approximately flat versus the weak same-store sales comparisons of the fourth quarter of 2002. We believe the decline experienced in 2003 was due to price discounting, new product offerings of competitors in the quick service restaurant industry, the continuing effect of a sluggish economy and, for the first nine months of 2003, strong same-store sales of the prior-year comparable period. We faced stiff competition from the entry into the market of salads and other low calorie, low carbohydrate and low fat product offerings by our competitors. However, we expect to experience positive same-store sales growth in 2004 due to the increase in our product development of new salads and other low carbohydrate menu offerings, new operational initiatives targeted at service levels and convenience and weak same-store sales comparisons of 2003. Additionally, as explained more fully above, our 2004 fiscal year will include 53 weeks compared with 52 weeks in our 2003 fiscal year, resulting in an additional week of royalties and franchise and related fees being reported in our 2004 results of operations.
                                                                              25

Cost of Sales, Excluding Depreciation and Amortization

    Our cost of sales, excluding depreciation and amortization, of $151.6 million for 2003 resulted entirely from the Company-owned Arby's restaurants acquired in the Sybra Acquisition. Our Company-owned restaurants have experienced increases in the costs of roast beef, the largest component of our menu offerings, resulting from decreased supplies and increased demand which adversely affected our cost of sales during the second half of 2003. We expect these higher roast beef costs will continue into 2004 and estimate that the increased costs will adversely affect our 2004 cost of sales by between approximately $2.0 million and $3.0 million. However, these increases should be partially offset by improved operating efficiencies later in 2004 that we anticipate from the planned implementation of new restaurant systems and technology.

    Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

    Our advertising and selling expenses increased $13.1 million principally reflecting $13.5 million of advertising expenses of Sybra.

General and Administrative

    Our general and administrative expenses increased $18.1 million principally reflecting $15.8 million of general and administrative expenses related to Sybra and a $2.0 million increase in deferred compensation expense. Deferred compensation expense, which increased to $3.4 million in 2003 from $1.4 million in 2002, represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under 'Loss From Continuing Operations Before Income Taxes and Minority Interests.'

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $7.5 million principally due to depreciation and amortization related to Sybra of $7.4 million. Depreciation and amortization related to Sybra includes a $0.4 million impairment loss on certain restaurants to reduce the carrying value of their properties to estimated fair value resulting principally from a deterioration in their operating performance compared with the prior year pre-acquisition period of Sybra.

Goodwill Impairment

    We test the goodwill of our restaurant business for impairment annually as of the fourth quarter in conjunction with our annual budgeting and long range forecasting process. Although we treat our Company-owned restaurants and our franchising of restaurants as one business segment and acquired Sybra to enhance the value of the Arby's brand, our Company-owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under Statement of Financial Accounting Standards No. 142. Accordingly, goodwill is tested for impairment at the Sybra level based on its separate cash flows independent of our strategic reasons for owning restaurants. During 2003, our newly acquired restaurants faced stiff competition from new product choices in the marketplace. Additionally, our restaurants experienced higher than expected cost increases in roast beef, our largest component for menu offerings, a trend that is continuing in 2004. Consequently, our resulting sales, operating profit and cash flows were adversely impacted in 2003. In light of the increased competitive pressures and recognizing the unfavorable trend in roast beef costs versus historical averages, we determined that in evaluating Sybra on a stand-alone basis, the expected cash flows at the Sybra level were not sufficient to fully support the carrying value of its goodwill. Accordingly, a goodwill impairment charge of $22.0 million was recognized in our fourth quarter of 2003 representing the excess of the carrying value of the goodwill relating to Sybra over the implied fair value of such goodwill.

    Further, we are evaluating whether the value of our restaurant business would be enhanced by, from time to time, the sale of certain of our Company-owned restaurants to secure multiple unit development agreements within its territories. Therefore, we may decide to pursue sales at prices that Sybra would not otherwise consider on a stand-alone basis, even if the sales could result in impairment charges at the Sybra level to properties, goodwill or both. Moreover, we may conclude that the long-term benefit to the Arby's brand may warrant pursuing certain strategies even though the expected future results under such strategies may not result in positive cash flows for Sybra or for us on a consolidated basis.

Interest Expense

    Interest expense increased $11.0 million principally reflecting
$8.7 million of interest expense of Sybra and $6.0 million of interest expense, including related amortization of deferred financing costs, on the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003. This increase was partially offset principally by decreases in interest expense of $1.6 million due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes and $1.0 million related to the change in fair value of an interest rate swap agreement on one of our term loans.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net:

                                                            2002     2003    CHANGE
                                                            ----     ----    ------
                                                                (IN MILLIONS)
Other than temporary unrealized losses...................  $(14.5)  $ (0.4)  $ 14.1
Recognized net gains.....................................     2.7      6.7      4.0
Interest income..........................................    10.9      9.3     (1.6)
Distributions, including dividends.......................     2.1      2.3      0.2
Other....................................................    (0.4)    (0.7)    (0.3)
                                                           ------   ------   ------
                                                           $  0.8   $ 17.2   $ 16.4
                                                           ------   ------   ------
                                                           ------   ------   ------

    Our other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-basis investments and may or may not recur in future periods. The significant other than temporary losses of $14.5 million in 2002 related primarily to the recognition of (1) $8.0 million of impairment charges, before minority interests of $3.4 million, related to three underlying non-public investments, held by our now 57.9%-owned consolidated subsidiary, 280 BT Holdings LLC, including $3.3 million related to Scientia Health Group Limited, a non-public company which we refer to as Scientia, and (2) a $3.9 million impairment charge based on the significant decline in market value of one of our available-for-sale investments in a large public company. The three underlying investments of 280 BT Holdings for which we recognized impairment charges were determined to be no longer viable or significantly impaired due to either liquidity problems or the entity ceasing business operations. Our recognized net gains include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to repurchase. The increase in our recognized net gains was primarily due to an increase in the volume of our available-for-sale securities sold in 2003. These gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. The decrease in interest income is due to a decline in average rates of our interest-bearing investments partially offset by higher average amounts of these investments. Average rates on our interest-bearing investments declined from 1.8% in 2002 to 1.4% in 2003 principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes. In response to the continued low interest rate environment, we began in the latter part of 2003 to invest in higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments.

    As of December 28, 2003, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $4.0 million and $(2.0) million, respectively, included in accumulated other comprehensive income. We presently believe that the unrealized losses are not other than temporary. Should either
(1) we decide to sell any of these investments with unrealized losses or
(2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the
                                                                              27
related investments at that time. In addition, through 280 BT Holdings, we continue to hold a $1.4 million cost-basis investment in Scientia representing original cost less adjustments for unrealized losses in investments made by Scientia that were deemed to be other than temporary. The amount of this investment is before related minority interests of $0.6 million. In addition, as of December 28, 2003 we have notes receivable from management officers and employees relating to a portion of their investments in 280 BT Holdings of which $0.8 million is non-recourse, less an allowance of $0.5 million for uncollectible amounts. If the value of Scientia declines further and, accordingly, we recognize additional other than temporary losses, we would also provide additional allowances of up to a maximum of $0.3 million relating to the non-recourse notes receivable.

Gain (Costs) Related to Proposed Business Acquisitions Not Consummated

    The gain related to proposed business acquisitions not consummated of $2.1 million in 2003 represents a payment received by us for the use of due diligence materials related to a proposed business acquisition we had previously decided not to continue to pursue and did not consummate, net of our costs incurred in connection with this proposed acquisition. The $2.2 million of costs related to proposed business acquisitions not consummated in 2002 were primarily for a business acquisition proposal we submitted but was not accepted.

Gain (Loss) on Sale of Businesses

    The $5.8 million gain on sale of businesses in 2003 arose in connection with an offering of common stock of Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, completed in October 2003 for both newly issued shares and shares held by certain existing stockholders, including us and certain of our officers. This gain principally consists of (1) $3.3 million related to the sale of a portion of our investment in Encore and (2) $2.4 million related to a non-cash gain from our equity in the net proceeds to Encore in the Encore offering over the portion of our carrying value in Encore allocable to the decrease in our ownership percentage. We recognized the non-cash gain in accordance with our accounting policy under which we recognize a gain or loss upon sale by an equity method investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee.

    The loss on sale of businesses of $1.2 million in 2002 represents a reduction of a gain related to a business previously sold due to a charge for estimated environmental clean-up and related costs.

Other Income, Net

    The increase in other income, net is principally due to a $1.8 million increase in our equity in earnings of Encore reflecting $0.7 million of income in 2003 resulting from acquisitions of Encore common stock, $0.3 million of equity in earnings of Encore in 2003 relating to a litigation settlement and $0.7 million of equity in losses of Encore in 2002, which did not recur in 2003, relating to Encore losses in years prior to 2002. The $0.7 million relating to acquisitions of Encore common stock arose from the conversion of Encore preferred stock and exercise of Encore common stock warrants at costs below the related underlying equity in the assets of Encore which could not be allocated to the assets of Encore as if Encore were a consolidated subsidiary. The
$0.7 million of equity in prior year losses was recognized in 2002 upon our investment of $0.9 million in then newly-issued convertible preferred stock of Encore. The equity in these losses had not been previously recorded as we had previously reduced our investment in Encore to zero.

Loss From Continuing Operations Before Income Taxes and Minority Interests

    Our loss from continuing operations before income taxes and minority interests decreased $2.0 million to $14.6 million in 2003 from $16.6 million in 2002 due to the effect of the variances explained in the captions above.

    As discussed above, we recognized deferred compensation expense of $3.4 million in 2003 and $1.4 million in 2002, within general and administrative expenses, for the increase in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we are permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method. Accordingly, we did not recognize any investment income on the investments in the Deferred Compensation Trusts during 2002 since we did not have any interest or dividends on the investments in the Deferred Compensation Trusts or any realized gains on sales of the cost-method investments in the Deferred Compensation Trusts. We recognized investment income of $0.9 million in 2003 consisting entirely of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, which includes increases in value of $0.7 million prior to 2003. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

    The benefit from income taxes represented effective rates of 9% in 2003 and 20% in 2002 on the respective loss from continuing operations before income taxes and minority interests. The effective benefit rate is lower in 2003 principally due to the effect of the impairment charge for non-deductible goodwill in 2003 which did not occur in 2002 partially offset by a lesser effect of minority interests in the loss of 280 BT Holdings, which is included in the loss from continuing operations before income taxes and minority interests, due to the significant charges recorded in 2002 which did not recur in 2003 for other than temporary losses relating to three underlying investments held by 280 BT Holdings.

Minority Interests in Loss of a Consolidated Subsidiary

    The minority interests in loss of a consolidated subsidiary of $0.1 million in 2003 and $3.5 million in 2002 principally reflect provisions for unrealized losses by 280 BT Holdings on its cost-method investments deemed to be other than temporary.

Gain on Disposal of Discontinued Operations

    The gain on disposal of discontinued operations of $2.3 million in 2003 resulted principally from the release of excess reserves, net of income taxes, of $1.6 million in connection with the settlement by arbitration of a post-closing sales price adjustment. The post-closing sales price adjustment related to the sale in 2000 of our former beverage businesses, consisting of Snapple Beverage Group, Inc. and Royal Crown Company, Inc., to affiliates of Cadbury Schweppes plc, which we refer to as Cadbury, in a transaction we refer to as the Snapple Beverage Sale. The gain in 2002, which resulted entirely from adjustments to the previously recognized gain on the Snapple Beverage Sale, was due to the release of reserves for income taxes in connection with the receipt of related income tax refunds.

2002 COMPARED WITH 2001

Royalties and Franchise and Related Fees

    Our royalties and franchise and related fees, which were generated entirely from franchised restaurants, increased $5.0 million, or 5%, to $97.8 million in 2002 from $92.8 million in 2001 reflecting a $5.7 million, or 6%, increase in royalties partially offset by a $0.7 million, or 17%, decrease in franchise and related fees. The increase in royalties consisted of (1) a $3.3 million improvement resulting from the royalties from the 116 restaurants opened in 2002, with generally higher than average sales volumes, replacing the royalties from the 64 generally underperforming restaurants closed in 2002, (2) a
$1.7 million improvement due to a 2% increase in same-store sales of franchised restaurants and (3) a $0.7 million improvement due to an increase in the average royalty rate to 3.4% in 2002 from 3.3% in 2001. The decrease in franchise and related fees was principally due to a decrease in the amount of revenues recognized from forfeited deposits upon the termination of commitments to open new franchised restaurants and the opening of 15 fewer franchised restaurants in 2002 compared with 2001, partially offset by an increase in franchise license renewal fees and a decrease in franchise fee credits earned by franchisees under our remodeling incentive program. Although that remodeling incentive
                                                                              29
program was discontinued in 2000, there remain $0.1 million of available credits as of December 28, 2003 which, to the extent unused by franchisees, expire in 2004.

    Our royalties and franchise fees have no associated cost of sales.

General and Administrative

    Our general and administrative expenses decreased $1.9 million, or 3%, principally reflecting (1) a $5.3 million decrease in incentive compensation costs, (2) a $0.7 million decrease in legal fees, (3) a $0.5 million decrease in deferred compensation expense and (4) a $0.5 million decrease in costs related to a coffee marketing program. The $5.3 million decrease in incentive compensation was principally due to lower executive bonuses relating to 2002 as compared with 2001. Deferred compensation expense, which decreased to $1.4 million in 2002 from $1.9 million in 2001, represents the increase in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the Executives, as explained in more detail below under 'Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests.' These decreases were partially offset by a $5.0 million reduction in compensation expense in 2001 which did not recur in 2002 related to a note that we received from the Executives in partial settlement of a class action shareholder lawsuit which effectively represented an adjustment of prior period compensation expense.

Interest Expense

    Interest expense decreased $4.2 million, or 14%, principally reflecting
(1) interest of $3.1 million recorded in 2001 which did not recur in 2002 on the estimated income tax liability paid with the filing of our election in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained below under 'Gain on Disposal of Discontinued Operations,' and (2) a $1.4 million decrease in interest expense due to lower outstanding balances of the Securitization Notes. These decreases were partially offset by a $0.6 million increase in interest expense due to the full period effect in 2002 of a term loan and related interest rate swap agreement used to finance the purchase of an airplane in July 2001.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net:

                                                             2001     2002    CHANGE
                                                             ----     ----    ------
                                                                 (IN MILLIONS)
Interest income...........................................  $ 31.8   $ 10.9   $(20.9)
Other than temporary unrealized losses....................    (3.5)   (14.5)   (11.0)
Recognized net gains......................................     5.0      2.7     (2.3)
Distributions, including dividends........................     1.2      2.1      0.9
Other.....................................................    (0.9)    (0.4)     0.5
                                                            ------   ------   ------
                                                            $ 33.6   $  0.8   $(32.8)
                                                            ------   ------   ------
                                                            ------   ------   ------

    The decrease in interest income is due to lower average interest rates and, to a lesser extent, lower average amounts of cash equivalents and interest-bearing short-term investments during 2002 compared with 2001. Average rates on our interest-bearing investments declined from 4.8% in 2001 to 1.8% in 2002 principally due to the general decline in the money market and short-term interest rate environment which continued into 2003. The average amount of our interest-bearing investments declined principally due to our payment in mid-March 2001 of $239.3 million of estimated income taxes related to the Snapple Beverage Sale in October 2000. The significant components of the
$14.5 million of other than temporary losses in 2002 and the nature of our recognized net gains have been explained in the comparison of 2003 with 2002.

Costs Related to Proposed Business Acquisitions Not Consummated

    The $2.2 million of costs related to proposed business acquisitions not consummated in 2002 were primarily for a business acquisition proposal we submitted but was not accepted. The $0.6 million of costs in 2001 were for other proposed business acquisitions not consummated.

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

Other Income, Net

    Other income, net decreased $8.8 million principally due to $8.3 million of interest income recorded in 2001, which did not recur in 2002, related to our election in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale for income tax purposes, as explained in more detail below under 'Gain on Disposal of Discontinued Operations.'

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

    Our income (loss) from continuing operations before income taxes and minority interests decreased $34.0 million to a loss of $16.6 million in 2002 from income of $17.4 million in 2001 due to the effect of the variances explained in the captions above.

    As discussed above, we recognized deferred compensation expense of $1.4 million in 2002 and $1.9 million in 2001, within general and administrative expenses, for the increase in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we are permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method. Accordingly, as previously explained in more detail in the comparison of 2003 with 2002, we did not recognize any investment income on the investments in the Deferred Compensation Trusts during 2002. During 2001, we recognized investment income of $0.2 million on investments in the Deferred Compensation Trusts, consisting entirely of interest income, and we did not have any dividends from or realized gains on sales from the investments in the Deferred Compensation Trusts.

(Provision For) Benefit From Income Taxes

    The effective benefit rate of 20% in 2002 is lower than the United States Federal statutory rate of 35% principally due to (1) the tax provision related to minority interests in loss of 280 BT Holdings, (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state returns on an individual company basis and (3) the effect of non-deductible compensation costs. The effective provision rate of 50% in 2001 was higher than the 35% rate principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes.

Minority Interests in Loss of a Consolidated Subsidiary

    The minority interests in loss of a consolidated subsidiary of $3.5 million in 2002 and $0.3 million in 2001 principally reflect provisions for unrealized losses by 280 BT Holdings on its cost-method investments deemed to be other than temporary.

Gain on Disposal of Discontinued Operations

    The gain on disposal of discontinued operations, which resulted entirely from adjustments to the previously recognized gain on the Snapple Beverage Sale, was $11.1 million in 2002 compared with $43.4 million in 2001. The adjustment to the gain in 2002 was due to the release of reserves for income taxes in connection with the receipt of related income tax refunds. The adjustment to the gain in 2001 resulted from the realization of $200.0 million of proceeds from Cadbury for our electing in June 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of
Section 338(h)(10) of the United States Internal Revenue Code, net of estimated income taxes, partially offset by additional accruals relating to an estimated post-closing sales price adjustment.
                                                                              31

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operating Activities

    Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $30.2 million during 2003 reflecting (1) net operating investment adjustments of $37.1 million, (2) a loss from continuing operations of $13.1 million, (3) cash used by changes in operating assets and liabilities of $9.1 million and (4) the reclassification of the $3.3 million cash portion of the $5.8 million gain on sale of business to investing activities, all partially offset by (1) net non-cash charges of $30.7 million and (2) the collection of a litigation settlement receivable of $1.7 million.

    The net operating investment adjustments of $37.1 million principally reflected $30.5 million of net purchases of trading securities in excess of sales and $6.3 million of net recognized gains, principally on available-for-sale securities. The cash used by changes in operating assets and liabilities of $9.1 million principally reflected an $8.8 million reduction in Sybra's accounts payable and accrued expenses, principally to satisfy a portion of Sybra's net negative working capital assumed as contemplated as part of the Sybra Acquisition. The net non-cash charges of $30.7 million principally relate to (1) goodwill impairment of $22.0 million and (2) depreciation and amortization of $16.4 million, both partially offset by (1) a deferred income tax benefit of $3.6 million and (2) the $2.5 million non-cash portion of the gain on sale of business.

    Excluding the effect of net purchases of trading securities noted above, which represent the discretionary investment of excess cash, and the effect of liquidating the Sybra pre-acquisition accounts payable and accrued expenses as noted above, cash flows from continuing operating activities during 2003 would have been positive by $9.1 million. We expect positive cash flows from continuing operating activities during 2004, excluding the effect, if any, of similar net purchases of trading securities.

Working Capital and Capitalization

    Working capital, which equals current assets less current liabilities, was $610.6 million at December 28, 2003, reflecting a current ratio, which equals current assets divided by current liabilities, of 4.8:1. Working capital increased $101.1 million from $509.5 million at December 29, 2002 principally due to the net proceeds of $126.7 million, after a related repurchase of $41.7 million of our common stock, from our issuance on May 19, 2003 of $175.0 million principal amount of the Convertible Notes, discussed below under 'Convertible Notes' and 'Treasury Stock Purchases,' less $43.2 million of long-term debt repayments.

    Our total capitalization at December 28, 2003 was $806.5 million consisting of stockholders' equity of $287.6 million and long-term debt of $518.9 million, including current portion. Our total capitalization increased $86.7 million from $719.8 million at December 29, 2002 principally due to (1) the issuance of the Convertible Notes of $175.0 million and (2) proceeds from stock option exercises of $13.7 million, both partially offset by (1) repayments of long-term debt of $43.2 million, (2) repurchases of our common stock for treasury of $43.1 million, including $1.4 million purchased in 2003 that settled in 2004,
(3) the net loss of $10.8 million and (4) dividends paid of $8.5 million.

Contractual Obligations

    The following table summarizes the expected payments under our outstanding contractual obligations at December 28, 2003:

                                                     FISCAL YEARS
                                      ------------------------------------------
                                      2004    2005-2006   2007-2008   AFTER 2008   TOTAL
                                      ----    ---------   ---------   ----------   -----
                                                         (IN MILLIONS)
Long-term debt (a)..................  $34.8    $ 80.2      $ 77.9      $ 324.2     $517.1
Capitalized leases (b)..............    0.8       0.8         0.1          0.1        1.8
Operating leases (c)................   17.3      30.4        27.1         92.4      167.2
Deferred compensation payable to
  related parties (d)...............   --        29.1       --           --          29.1
Purchase obligations (e)............    4.5       3.4       --           --           7.9
                                      -----    ------      ------      -------     ------
    Total...........................  $57.4    $143.9      $105.1      $ 416.7     $723.1
                                      -----    ------      ------      -------     ------
                                      -----    ------      ------      -------     ------

                                                        (footnotes on next page)
32

(footnotes from previous page)

(a) Excludes capitalized lease obligations, which are shown separately in the table, and interest.

(b) Excludes interest on capitalized lease obligations.

(c) Represents the future minimum rental obligations including $11.4 million of net unfavorable lease amounts and accruals for future scheduled rent increases we have provided and which will not be included in rent expense in future periods.

(d) Represents amounts due to the Executives in 2005, which can be settled either by the payment of cash or transfer of the investments held in the Deferred Compensation Trusts. The Executives may elect to defer receipt beyond 2005.

(e) Includes funding commitment of $3.0 million per year in 2004 and 2005 as part of an Arby's national cable television advertising campaign.

Stock Distribution

    On September 4, 2003, we made a stock distribution, which we refer to as the Stock Distribution, of two shares of a newly designated series 1 of our previously authorized class B common stock for each share of our class A common stock issued as of August 21, 2003 resulting in the issuance of 59.1 million shares of class B common stock. The newly designated series of class B common stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share declared on the class A common stock and paid on or before September 4, 2006. Thereafter, the class B common stock will participate equally on a per share basis with the class A common stock in any cash dividends.

Securitization Notes

    We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $234.1 million as of December 28, 2003 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Securitization Indenture, we currently estimate that we will repay
$22.3 million in 2004 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. The Securitization Notes are redeemable by Arby's Franchise Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

    Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets with an aggregate net book value of $46.6 million as of December 28, 2003 consisting of cash and cash equivalents of $9.5 million, a cash equivalent reserve account of $30.5 million and royalty receivables of $6.6 million.

Sybra Notes

    We have outstanding, through our ownership of Sybra, leasehold notes, equipment notes and mortgage notes with a total remaining principal balance of $78.1 million as of December 28, 2003. The leasehold notes have a remaining principal balance of $69.9 million and are due in equal monthly installments including interest through 2021, of which $5.3 million is due in 2004. The leasehold notes are secured by restaurant leasehold improvements, equipment and inventories with respective net book values of $29.0 million, $11.5 million and $2.1 million as of December 28, 2003. The equipment notes have a remaining principal of $5.0 million and are due in equal monthly installments including interest through 2009, of which $1.4 million is due in 2004. The equipment notes are secured by restaurant equipment with a net book value of $5.8 million as of December 28, 2003. The mortgage notes have a remaining principal of
$3.2 million and are due in equal monthly installments including interest through 2018, of which $0.1 million is due in 2004. The mortgage notes are secured by land and buildings of restaurants with net book values of
$1.1 million and $1.0 million, respectively, as of December 28, 2003.
                                                                              33

    The loan agreements for most of the Sybra leasehold notes, mortgage notes and equipment notes contain various prepayment provisions that provide for prepayment penalties of up to 5% of the principal amount prepaid or are based upon specified 'yield maintenance' formulas.

Convertible Notes

    On May 19, 2003 we issued $175.0 million of 5% Convertible Notes due 2023, which we refer to as the Offering. The Convertible Notes are convertible under specified circumstances at a combined conversion rate of 25 shares of class A common stock and 50 shares of class B common stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances and after giving effect to the Stock Distribution. This rate represents an aggregate conversion price of $40.00 for every one share of class A common stock and two shares of class B common stock. The Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. We used a portion of the $175.0 million proceeds from the Offering to purchase 1,500,000 shares of our class A common stock for treasury for $41.7 million and to pay estimated fees and expenses associated with the Offering of $6.6 million. The balance of the net proceeds from the Offering are being used by us for general corporate purposes, which may include working capital, repayment of indebtedness, acquisitions, additional share repurchases and investments.

Other Long-Term Debt

    We have a secured bank term loan payable through 2008 with an outstanding principal amount of $15.1 million as of December 28, 2003, of which $3.2 million is due in 2004. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $11.5 million as of December 28, 2003, of which $2.0 million is due in 2004. In addition, we have mortgage notes payable through 2016 related to restaurants we sold in 1997 with outstanding principal amounts totaling $2.9 million as of December 28, 2003, of which $0.1 million is due in 2004.

Revolving Credit Facilities

    We did not have any revolving credit facilities as of December 28, 2003.

Debt Repayments and Covenants

    Our total scheduled long-term debt repayments in 2004 are $35.6 million consisting principally of the $22.3 million expected to be paid under the Securitization Notes, $6.8 million under Sybra's leasehold, equipment and mortgage notes, $3.2 million under the secured bank term loan and $2.0 million under the secured promissory note.

    The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries,
(b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust and Sybra. We were in compliance with all of these covenants as of December 28, 2003.

    In accordance with the Securitization Indenture, as of December 28, 2003 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on January 20, 2004, $0.3 million relating to cash flows for the calendar month of December 2003 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Under the plan of reorganization of Sybra confirmed by a United States Bankruptcy Court under which we acquired Sybra, we agreed that Sybra would not pay any distributions prior to December 27, 2004.

    Sybra is required to maintain a fixed charge coverage ratio under the agreements for the leasehold notes and mortgage notes and Sybra was in compliance with the minimum fixed charge coverage ratio as of December 28, 2003.

Guarantees and Commitments

    Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of December 28, 2003, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of December 28, 2003. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $39.4 million as of December 28, 2003, associated with our 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $3.3 million during 2004 with insignificant payments in 2005 through 2008 reducing the taxes payable in 2009 to approximately $35.8 million.

    Triarc guarantees mortgage and equipment notes payable through 2015 of approximately $40.0 million as of December 28, 2003 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations could total a maximum of approximately
$59.0 million as of December 28, 2003, assuming the purchaser has made all scheduled payments under those lease obligations through that date.

    Through October 2003 we guaranteed certain debt of Encore. We were relieved of those guarantees in connection with the October 2003 repayment of that debt by Encore.

Capital Expenditures

    Cash capital expenditures amounted to $5.3 million in 2003. We expect that cash capital expenditures will be approximately $13.7 million in 2004, principally relating to Company-owned restaurants for (1) remodel and maintenance capital expenditures, (2) computer hardware required for the implementation of new restaurant systems and technology and (3) a planned restaurant opening. There were $0.5 million of outstanding commitments for capital expenditures as of December 28, 2003.

    In addition, we expect to make cash expenditures of approximately $1.3 million in 2004 for computer software, principally relating to the new restaurant systems and technology. There were $0.4 million of outstanding commitments for computer software as of December 28, 2003.

Acquisitions and Investments

    As of December 28, 2003, we have $743.3 million of cash, cash equivalents and investments, including $37.4 million of investments classified as non-current and net of $27.7 million of securities sold with an obligation for us to purchase included in 'Accrued expenses and other current liabilities' in our accompanying consolidated balance sheet. The cash equivalents and non-current investments include $23.1 million of investments, at cost, in the Deferred Compensation Trusts designated to satisfy deferred compensation. We also had $39.7 million of restricted cash and cash equivalents including $30.5 million related to the Securitization Notes and $7.3 million held as collateral for securities sold with an obligation for us to purchase. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see 'Treasury Stock Purchases' below) and investments.
                                                                              35

Income Taxes

    The Internal Revenue Service has commenced an examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. We have not received any notices of proposed adjustments and, accordingly, the amount of payments, if any, required as a result of this examination cannot be determined. However, we do not currently believe any related tax payments will be required in 2004. Moreover, should any income taxes or interest be assessed as the result of this examination or any state examination for periods through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of the former beverage businesses.

Dividends

    On September 25, 2003 and December 16, 2003, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $4.2 million and $4.3 million to holders of record on September 15, 2003 and December 2, 2003, respectively. On
February 12, 2004 we declared regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, to holders of record on March 4, 2004 and payable on March 16, 2004 aggregating $4.3 million. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the remainder of 2004 at the same rate as declared in our 2004 first quarter, based on the number of our class A and class B common shares outstanding as of March 4, 2004, our total cash requirement for dividends would be $17.3 million in 2004.

Treasury Stock Purchases

    Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 18, 2005 up to a total of $48.6 million of our class A and class B common stock as of December 28, 2003. We repurchased 1,625,000 shares of class A common stock for a total cost of $43.1 million in 2003, including 1,500,000 shares for $41.7 million in connection with the issuance of the Convertible Notes discussed above and an additional 125,000 shares for $1.4 million in a transaction which settled after our 2003 year-end. We cannot assure you that we will repurchase any additional shares.

Discontinued Operations

    The agreement relating to the Snapple Beverage Sale provided for a post-closing sales price adjustment, the amount of which had been in dispute. In December 2003 the dispute was settled by arbitration and we paid Cadbury a post-closing sales price adjustment of $11.3 million plus interest of $2.6 million. The effect of this post-closing sales price adjustment on our results of operations is explained in the comparison of 2003 with 2002 in 'Gain on Disposal of Discontinued Operations' under 'Results of Operations' above.

Universal Shelf Registration Statement

    In December 2003, the Securities and Exchange Commission declared effective a Triarc universal shelf registration statement in connection with the possible future offer and sale, from time to time, of up to $2 billion of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt. We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Cash Requirements

    As of December 28, 2003, our consolidated cash requirements for continuing operations for 2004, exclusive of operating cash flow requirements, consist principally of (1) a maximum of $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, including the repurchase for $1.4 million which settled after our 2003 year-end,

(2) scheduled debt principal repayments aggregating $35.6 million, (3) regular cash dividends of approximately $17.3 million, (4) capital expenditures of approximately $13.7 million, (5) computer software expenditures of approximately $1.3 million and (6) the cost of business acquisitions, if any. We anticipate meeting all of these requirements through (1) the use of our aggregate $705.9 million of existing cash and cash equivalents and short-term investments, net of $27.7 million of short-term investments sold with an obligation for us to purchase, (2) cash flows from continuing operating activities to the extent not used for net purchases of trading securities and (3) if necessary for any business acquisitions and if market conditions permit, proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

LEGAL AND ENVIRONMENTAL MATTERS

    In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of December 28, 2003, the work at the site has been substantially completed. Adams Packing is in the process of completing its contamination assessment report and expects to submit the report to the Florida DEP in late March 2004. Based on an original cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees.

    In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and the other members of our board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through December 28, 2003, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

    In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.3 million as of December 28, 2003. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions concern, among other things, contingencies for legal, environmental, tax and other matters, the valuations of some of our investments and impairment of long-lived assets. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.
                                                                              37

    We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

       o Reserves for the resolution of income tax contingencies which are subject to future examinations of our Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in 'Current liabilities relating to discontinued operations' in our consolidated balance sheets:

         The Internal Revenue Service has commenced an examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. We have not received any notices of proposed adjustments. However, should any income taxes or interest be assessed as the result of this examination or any state examination for periods through the October 25, 2000 date of the Snapple Beverage Sale, Cadbury has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of the discontinued beverage businesses. We believe that adequate provisions have been made in prior periods for any liabilities, including interest, that may result from the completion of this examination. To the extent that any estimated amount required to liquidate the related liability as it pertains to the former beverage businesses is determined to be less than or in excess of the aggregate of amounts reimbursable by Cadbury and amounts included in the current liabilities relating to discontinued operations, any such difference will be recorded at that time as a component of gain or loss on disposal of discontinued operations. To the extent that any estimated amount required to liquidate the related liability as it pertains to our continuing operations is determined to be less than or in excess of the amounts included in our accrued and deferred income tax accounts, any such difference will be recorded at that time as a component of results from continuing operations.

       o Reserves which total $2.3 million at December 28, 2003 for the resolution of all of our legal and environmental matters as discussed immediately above under 'Legal and Environmental Matters':

         Should the actual cost of settling these matters, whether resulting from an adverse judgment or otherwise, differ from the reserves we have accrued, that difference will be reflected in our results of operations in the fiscal quarter in which the matter is resolved or when our estimate of the cost changes.

       o Valuations of some of our investments:

         Our investments in short-term available-for-sale and trading marketable securities are valued based on quoted market prices or statements of account received from investment managers which are principally based on quoted market or brokered/dealer prices. Accordingly, we do not anticipate any significant changes from the valuations of these investments. Our investments in other short-term investments accounted for under the cost method, which we refer to as Cost Investments, and the majority of our non-current investments are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or brokered/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or brokered/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or the investees in valuing those securities. These valuations are subjective and thus subject to estimates which could change significantly from period to period. Those changes in estimates in Cost Investments would impact our earnings only to the extent of losses which are deemed to be other than temporary. The total carrying value of these investments was approximately $7.6 million as of December 28, 2003. We also have $3.8 million of non-marketable Cost Investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises for which we currently believe the carrying amount is recoverable.

       o Provisions for unrealized losses on certain investments deemed to be other than temporary:

         We review all of our investments that have unrealized losses for any that we might deem other than temporary. The losses we have recognized were deemed to be other than temporary due to declines in the market value of or liquidity problems associated with specific securities. This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss. This process is subjective and subject to estimation. In determining whether an investment has suffered an other than temporary loss, we consider such factors as the length of time the carrying value of the investment was below its market value, the severity of the decline, the investee's financial condition and the prospect for future recovery in the market value of the investment. The use of different judgments and estimates could affect the determination of which securities suffered an other than temporary loss and the amount of that loss. We have aggregate unrealized holding losses on our available-for-sale marketable securities of $2.0 million as of December 28, 2003 which, if not recovered, may result in the recognition of future losses. Also, should any of our Cost Investments totaling approximately $59.0 million, including $21.5 million held in the Deferred Compensation Trusts, as of December 28, 2003 experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses. However, any market value declines on the investments in the Deferred Compensation Trusts would also result in a reduction of the corresponding deferred compensation payable and related deferred compensation expense. We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses of $3.5 million, $14.5 million and $0.4 million during 2001, 2002 and 2003, respectively. As such, recoveries in the value of the investments, if any, will not be recognized in income until the investments are sold.

       o Provisions for impairment of goodwill and long-lived assets:

         All of our goodwill relates to our restaurant business and we test the goodwill of each of our two restaurant business reporting units for impairment annually. We recognize a goodwill impairment charge for any excess of the carrying amount of the respective goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill was determined in the same manner as the existing goodwill was determined substituting the fair value for the cost of the reporting unit. The fair value of the reporting unit was estimated to be the present value of the anticipated cash flows associated with the reporting unit. As explained more fully in the comparison of 2003 with 2002 in 'Goodwill Impairment' under 'Results of Operations' above, we recognized a $22.0 million goodwill impairment charge with respect to the Company-owned restaurants we had purchased in the Sybra Acquisition. The amount of the impairment was based on estimates we made regarding the present value of the anticipated cash flows associated with the Company-owned restaurant reporting unit. Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional goodwill impairment charges in future years. Further, fair value of the reporting unit can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amount of the goodwill impairment charge might have differed significantly from the charge reported. As of December 28, 2003, there remains $45.4 million of goodwill associated with the Company-owned restaurant reporting unit.

         We review our long-lived assets, which exclude goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If that review indicates an asset may not be recoverable based upon forecasted, undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset. The fair value is estimated to be the present value of the associated cash flows. Our critical estimates in this review process include (1) anticipated future cash flows of each of our Company-owned restaurants used in assessing the recoverability of their respective properties and (2) anticipated future cash flows of one of our product lines to which a trademark relates. As explained more fully in the comparison of 2003 with 2002 in 'Depreciation and Amortization' under 'Results of Operations' above, we recognized a $0.4 million impairment loss on the properties of certain restaurants which were determined to not be fully recoverable in order to reduce the carrying value of those properties to their estimated fair value. The fair value of the impaired assets was estimated to be the present value of the cash flows associated with each affected Company-owned restaurant. Those estimates are subject to change as a result of many factors including, among others, changing economic conditions and the competitive environment.
                                                                              39

         Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years. Further, fair value of the long-lived assets can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amount of the impairment might have differed significantly from the charge reported. As of December 28, 2003, the net carrying value of that trademark and the Company-owned restaurant properties were $3.9 million and $55.0 million, respectively.

    Our estimates of each of these items historically have been adequate; however we have not had any significant experience with impairment testing of Company-owned restaurant assets or goodwill relating to the Sybra Acquisition due to their relatively recent acquisition. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

INFLATION AND CHANGING PRICES

    We believe that inflation did not have a significant effect on our consolidated results of operations during 2001, 2002 and 2003 since inflation rates generally remained at relatively low levels.

SEASONALITY

    Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.' Statement 150 establishes standards for classifying and measuring certain specific freestanding financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope which companies have historically presented in their financial statements as either equity or between the liabilities section and the equity section (sometimes referred to as mezzanine reporting) to be classified as a liability (or an asset in some circumstances). Financial instruments within the scope of Statement 150 include (1) mandatorily redeemable financial instruments, (2) obligations to repurchase an issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. Unless otherwise specified by Statement 150 or other generally accepted accounting principles, these financial instruments must be initially valued at fair value and subsequently valued either at (1) fair value, (2) the present value of the amount to be paid at settlement or (3) the cash that would be paid if settlement occurred at the reporting date, depending on the type of financial instrument. Subsequent changes in the values of these financial instruments generally are to be recognized in earnings, with changes in the present value of mandatorily redeemable financial instruments and certain other instruments specifically recognized in interest cost along with any amounts paid or to be paid to holders of those contracts in excess of the initial measurement amount. Statement 150 is already effective for all financial instruments covered by the statement, except for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under Statement 150 for the subsidiary itself, such as minority interests in a consolidated subsidiary or partnership with a limited life. Financial Accounting Standards Board Staff Position No. 150-3, 'Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150,' deferred indefinitely the effective date for applying the provisions of Statement 150 for these mandatorily redeemable noncontrolling interests in subsidiaries described above. If Statement 150 becomes effective with respect to the mandatorily redeemable noncontrolling interests in subsidiaries, we will evaluate at that time whether its application will have an effect on our consolidated financial position or results of operations. We presently do not have any other financial instruments with characteristics of both liabilities and equity and, accordingly, the adoption of Statement 150 did not have any impact on our consolidated financial position or results of operations.

    In December 2003, the Financial Accounting Standards Board issued revised Interpretation No. 46, 'Consolidation of Variable Interest Entities,' an interpretation of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements.' Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under revised Interpretation No. 46, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. Revised Interpretation No. 46 also requires certain disclosures if a significant variable interest is held but not required to be consolidated. The effective date of revised Interpretation No. 46 varies but is effective for us commencing with our first quarter ending March 28, 2004. Since we do not presently have interests in any variable interest entities within the scope of revised Interpretation No. 46, the application of revised Interpretation No. 46 will not have any immediate effect on our consolidated financial position or results of operations.

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

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of December 28, 2003 we did not have any interest rate cap agreements outstanding. However, we do have an interest rate swap agreement in connection with our variable-rate bank term loan. The swap agreement effectively establishes a fixed interest rate on this variable-rate debt, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month London Interbank Offered Rate, which we refer to as LIBOR, is at or above the specified rate of 6.5%, which was 3% higher than the one-month LIBOR at the time we entered into the swap agreement. This swap agreement, therefore, does not fully protect us from exposure to significant increases in interest rates due to the written call option. As of December 28, 2003, our long-term debt, including current portion, aggregated $518.9 million and consisted of $503.8 million of fixed-rate debt, including $1.8 million of capitalized leases, and $15.1 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to twenty-nine years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

Equity Market Risk

    Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. Our board of directors has established certain policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations but has delegated the discretionary authority to our Chairman and Chief Executive Officer and President and Chief Operating Officer
                                                                              41
to make certain investments. In addition, our board of directors also delegated authority to these two officers to direct the investment of a portion of our funds.

Foreign Currency Risk

    Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities. To a more limited extent, we have foreign currency exposure when one of our investment funds buys or sells foreign currencies or financial instruments denominated in foreign currencies. However, some of the investment managers hedge the foreign currency exposure, thereby substantially mitigating the risk. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) an investment in a foreign subsidiary and (2) export revenues and related receivables denominated in foreign currencies, both of which are subject to foreign currency fluctuations. Our foreign subsidiary exposures relate to administrative operations in Canada and our export revenue exposures relate to royalties earned from Arby's franchised restaurants in Canada. Foreign operations and foreign export revenues for the years ended December 29, 2002 and December 28, 2003 together represented only 2% and 3%, respectively, of our total royalties and franchise and related fees and for the year ended
December 28, 2003 represented only 1% of our total revenues. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 29, 2002 and December 28, 2003 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

    We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. In response to the continued low interest rate environment, we began in the latter part of 2003 to invest in higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. In 2004, we are continuing to adjust our asset allocations to increase the portion of our investments which offer the opportunity for higher, but more risk-inherent, returns.

    We maintain investment portfolio holdings of various issuers, types and maturities. As of December 29, 2002 and December 28, 2003, these investments consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2002       2003
                                                                ----       ----
Cash equivalents included in 'Cash' on our consolidated
  balance sheets............................................  $449,005   $555,014
Short-term investments......................................   175,161    173,127
                                                              --------   --------
    Total cash equivalents and short-term investments.......   624,166    728,141
Restricted cash equivalents.................................    32,476     32,467
Non-current investments.....................................    34,717     37,363
                                                              --------   --------
                                                              $691,359   $797,971
                                                              --------   --------
                                                              --------   --------
Securities sold with an obligation for us to purchase
  (before cash collateral of $1,084 at December 29, 2002 and
  $7,267 at December 28, 2003)..............................  $ (9,168)  $(27,728)
                                                              --------   --------
                                                              --------   --------

    Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank and mutual fund money market accounts, United States government debt securities, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities. Our short-term investments included $75.4 million and $13.4 million as of December 29, 2002 and December 28, 2003, respectively, of United States government and government agency debt securities with maturities ranging from 92 days to nearly five years when acquired. The $75.4 million and $13.4 million together with our cash equivalents were highly liquid investments that combined constituted over 78% of our total cash equivalents and short-term investments at the end of each year shown above.

    At December 29, 2002 our investments were classified in the following general types or categories (in thousands):

                                                                      CARRYING VALUE
                                                         AT FAIR    ------------------
                   TYPE                      AT COST    VALUE (a)    AMOUNT    PERCENT
                   ----                      -------    ---------    ------    -------
Cash equivalents...........................  $449,005   $449,005    $449,005     65%
Restricted cash equivalents................    32,476     32,476      32,476      5%
Securities accounted for as:
    Trading securities.....................    15,351     12,412      12,412      2%
    Available-for-sale securities..........   143,920    144,142     144,142     21%
Non-current investments held in deferred
  compensation trusts accounted for at
  cost.....................................    22,671     25,706      22,671      3%
Other current and non-current investments
  in investment limited partnerships and
  similar investment entities accounted for
  at:
    Cost...................................    23,188     36,818      23,188      3%
    Equity.................................     1,687      1,809       1,809    --
Other non-current investments accounted for
  at:
    Cost...................................     4,975      6,132       4,975      1%
    Equity.................................     2,197        589         681    --
                                             --------   --------    --------    ----
Total cash equivalents and long investment
  positions................................  $695,470   $709,089    $691,359    100%
                                             --------   --------    --------    ----
                                             --------   --------    --------    ----
Securities sold with an obligation for us
  to purchase (before cash collateral of
  $1,084)..................................  $ (9,953)  $ (9,168)   $ (9,168)    N/A
                                             --------   --------    --------
                                             --------   --------    --------

---------
(a) There can be no assurance that we would be able to sell certain of these investments at these amounts.

    At December 28, 2003 our investments were classified in the following general types or categories (in thousands):

                                                                      CARRYING VALUE
                                                         AT FAIR    ------------------
                   TYPE                      AT COST    VALUE (b)    AMOUNT    PERCENT
                   ----                      -------    ---------    ------    -------
Cash equivalents (a).......................  $555,014   $555,014    $555,014     70%
Restricted cash equivalents................    32,467     32,467      32,467      4%
Securities accounted for as:
    Trading securities.....................    47,402     49,666      49,666      6%
    Available-for-sale securities..........    93,852     95,855      95,855     12%
Non-current investments held in deferred
  compensation trusts accounted for at
  cost.....................................    21,496     27,221      21,496      3%
Other current and non-current investments
  in investment limited partnerships,
  similar investment entities and other
  cost investments accounted for at cost...    33,698     49,940      33,698      4%
Other non-current investments accounted for
  at:
    Cost...................................     3,756      3,756       3,756    --
    Equity.................................       900     29,783       6,019      1%
                                             --------   --------    --------    ----
Total cash equivalents and long investment
  positions................................  $788,585   $843,702    $797,971    100%
                                             --------   --------    --------    ----
                                             --------   --------    --------    ----
Securities sold with an obligation for us
  to purchase (before cash collateral of
  $7,267)..................................  $(23,936)  $(27,728)   $(27,728)    N/A
                                             --------   --------    --------
                                             --------   --------    --------

---------
(a) Includes $1,630,000 of cash equivalents held in deferred compensation trusts.

(b) There can be no assurance that we would be able to sell certain of these investments at these amounts.

    Our marketable securities are reported at fair market value and are classified and accounted for either as 'available-for-sale' or 'trading' with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investee are accounted for at cost (see below). Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investment limited
                                                                              43
partnerships and similar investment entities and other non-current investments including a common stock investment in which we have significant influence over the investee are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of each of the investees. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the tables above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

SENSITIVITY ANALYSIS

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at December 29, 2002 and December 28, 2003 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

    The following tables reflect the estimated market risk exposure as of December 29, 2002 and December 28, 2003 based upon assumed immediate adverse effects as noted below (in thousands):

TRADING PURPOSES:

                                                            YEAR-END
                                    ---------------------------------------------------------
                                            2002                          2003
                                    ---------------------   ---------------------------------
                                    CARRYING     EQUITY     CARRYING     EQUITY     INTEREST
                                     VALUE     PRICE RISK    VALUE     PRICE RISK   RATE RISK
                                     -----     ----------    -----     ----------   ---------
Equity securities.................  $11,811     $(1,181)    $28,748     $(2,875)      $--
Debt securities...................      601         (60)     20,918        (757)       (188)

    The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% decrease in the equity markets in which we are invested and (2) an instantaneous increase in market interest rates of one percentage point, each from their levels at December 29, 2002 and December 28, 2003, with all other variables held constant. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

    The debt securities in our trading portfolio consisted of $13.4 million of United States government debt securities with an average remaining maturity of one and one half years as of December 28, 2003 and $0.6 million and $7.6 million of convertible bonds as of December 29, 2002 and December 28, 2003, respectively. The interest rate risk with respect to the United States government debt securities reflects the effect of the assumed interest rate increase on the fair value of those securities. The convertible bonds were assumed to trade primarily on the conversion feature of those securities rather than on the stated interest rate and, accordingly, are assumed to have equity price risk but no interest rate risk.

OTHER THAN TRADING PURPOSES:

                                                          YEAR-END 2002
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $449,005   $    (35)    $ --           $--
Restricted cash equivalents...........    32,476      --          --            --
Available-for-sale United States
  government and government agency
  debt securities.....................    75,372       (440)      --            --
Available-for-sale corporate debt
  securities..........................     9,988        (11)      --            --
Available-for-sale asset-backed
  securities..........................    24,332     (1,703)      --            --
Available-for-sale equity securities..    26,104      --         (2,610)        --
Available-for-sale debt mutual fund...     8,346       (125)      --            --
Other investments.....................    53,324     (1,867)     (3,141)       (78)
Securities sold with an obligation to
  purchase............................    (9,168)     --            917         --
Long-term debt, excluding capitalized
  lease obligations...................   381,474    (16,907)      --            --
Interest rate swap agreement in a
  payable position....................     1,229       (424)      --            --

                                                          YEAR-END 2003
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $555,014   $   (175)    $ --           $--
Restricted cash equivalents...........    32,467      --          --            --
Available-for-sale corporate debt
  securities..........................    47,378     (2,369)      --            --
Available-for-sale equity securities..    39,952      --         (3,995)        --
Available-for-sale debt mutual fund...     8,525       (171)      --            --
Assignments of commercial term loans..    10,468        362       --            --
Other investments.....................    54,501       (723)     (3,920)       (67)
Securities sold with an obligation to
  purchase............................   (27,728)     --          2,773         --
Long-term debt, excluding capitalized
  lease obligations...................   517,082    (24,225)      --            --
Interest rate swap agreement in a
  payable position....................       826       (299)      --            --

    The sensitivity analysis of financial instruments held at December 29, 2002 and December 28, 2003 for purposes of other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and
(3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at December 29, 2002 and December 28, 2003 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in 'Other investments' in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for all available-for-sale investments and cost investments to the extent certain of those investments have unrealized gains which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position. For purposes of this analysis, our debt investments with interest rate risk had a range of remaining maturities and were assumed to have weighted average remaining maturities as follows:

                                   AS OF DECEMBER 29, 2002                               AS OF DECEMBER 28, 2003
                       -----------------------------------------------   -------------------------------------------------------
                                   RANGE              WEIGHTED AVERAGE                   RANGE                  WEIGHTED AVERAGE
                                   -----              ----------------                   -----                  ----------------
Cash equivalents
  (other than money
  market funds and
  interest-bearing
  brokerage and bank
  accounts)..........         1 day - 53 days              45 days                 3 days - 67 days                  45 days
United States
  government and
  government agency
  debt securities....     2 days - 10 1/2 months          7 months                        --                         --
Corporate debt
  securities
  (domestic corporate
  debt securities and
  commercial paper)..     8 days - 3 1/2 months            40 days             2 1/2 years - 7 1/3 years             5 years
Asset-backed
  securities.........       17 days - 29 years             7 years                        --                         --
Debt mutual fund.....        1 day - 30 years          1 1/2 years                 1 day - 36 years                  2 years
Assignments of
  commercial term
  loans..............               --                     --                      3 days - 6 years              3 1/2 years
Debt securities
  included in other
  investments
  (principally held
  by investment
  limited
  partnerships and
  similar investment
  entities)..........               (a)                   10 years                        (a)                       10 years

---------
(a) Information is not available for the underlying debt investments of these entities.

    The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. At the time these securities mature and, assuming we reinvest in similar securities, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. Our cash equivalents included $420.7 million and $413.3 million as of December 29, 2002 and December 28, 2003, respectively, of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Independent Auditors' Report..........................................   48
Consolidated Balance Sheets as of December 29, 2002 and December 28,     49
  2003................................................................
Consolidated Statements of Operations for the years ended December 30,
  2001, December 29, 2002 and December 28, 2003.......................   50
Consolidated Statements of Stockholders' Equity for the years ended
  December 30, 2001, December 29, 2002 and December 28, 2003..........   51
Consolidated Statements of Cash Flows for the years ended
  December 30, 2001, December 29, 2002 and December 28, 2003..........   54
Notes to Consolidated Financial Statements............................   57
    (1)   Summary of Significant Accounting Policies..................   57
    (2)   Significant Risks and Uncertainties.........................   62
    (3)   Business Acquisition........................................   63
    (4)   Income (Loss) Per Share.....................................   65
    (5)   Short-Term Investments and Securities Sold With an
          Obligation to Purchase......................................   66
    (6)   Balance Sheet Detail........................................   68
    (7)   Restricted Cash Equivalents.................................   71
    (8)   Investments.................................................   72
    (9)   Goodwill and Other Intangible Assets........................   74
    (10)  Long-Term Debt..............................................   76
    (11)  Derivative Instruments......................................   79
    (12)  Fair Value of Financial Instruments.........................   80
    (13)  Income Taxes................................................   81
    (14)  Stockholders' Equity........................................   83
    (15)  Impairment..................................................   88
    (16)  Investment Income, Net......................................   89
    (17)  Gain (Loss) on Sale of Businesses...........................   89
    (18)  Other Income, Net...........................................   90
    (19)  Discontinued Operations.....................................   91
    (20)  Retirement Benefit Plans....................................   92
    (21)  Lease Commitments...........................................   94
    (22)  Guarantees..................................................   95
    (23)  Transactions with Related Parties...........................   96
    (24)  Legal and Environmental Matters.............................  100
    (25)  Quarterly Financial Information (Unaudited).................  101

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TRIARC COMPANIES, INC.:
New York, New York

    We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the 'Company') as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2003 and December 29, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Notes 1 and 9 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards
No. 142.

New York, New York
March 11, 2004

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)


                                                              DECEMBER 29,   DECEMBER 28,
                                                                  2002           2003
                                                                  ----           ----
ASSETS
Current assets:
    Cash (including cash equivalents of $449,005 and
      $555,014) (Note 6)....................................   $  456,388     $  560,510
    Short-term investments (Notes 5 and 6)..................      175,161        173,127
    Receivables (Notes 6 and 23)............................       12,967         13,070
    Inventories (Note 6)....................................        2,274          2,416
    Deferred income tax benefit (Note 13)...................       15,037         11,284
    Restricted cash, prepaid expenses and other current
      assets (Note 6).......................................        7,555         12,575
                                                               ----------     ----------
        Total current assets................................      669,382        772,982
Restricted cash equivalents (Note 7)........................       32,476         32,467
Investments (Note 8)........................................       34,717         37,363
Properties (Notes 6 and 15).................................      115,224        106,231
Goodwill (Notes 3, 9 and 15)................................       90,689         64,153
Other intangible assets (Note 9)............................        8,291          8,115
Deferred costs and other assets (Notes 6 and 23)............       16,604         21,654
                                                               ----------     ----------
                                                               $  967,383     $1,042,965
                                                               ----------     ----------
                                                               ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 10).............   $   34,422     $   35,637
    Accounts payable........................................       18,998         16,314
    Accrued expenses and other current liabilities (Notes 5
      and 6)................................................       73,338         86,462
    Current liabilities relating to discontinued operations
      (Note 19).............................................       33,083         24,004
                                                               ----------     ----------
        Total current liabilities...........................      159,841        162,417
Long-term debt (Note 10)....................................      352,700        483,280
Deferred compensation payable to related parties (Note 23)..       25,706         29,144
Deferred income taxes (Note 13).............................       60,070         48,697
Other liabilities, deferred income and minority interests in
  a consolidated subsidiary (Notes 6, 11, 20, 21 and 22)....       36,324         31,821
Commitments and contingencies (Notes 2, 10, 13, 20, 21, 22,
  23 and 24)
Stockholders' equity (Note 14):
    Class A common stock, $.10 par value; shares authorized:
      100,000,000; shares issued: 29,550,663................        2,955          2,955
    Class B common stock, $.10 par value; shares authorized:
      100,000,000; shares issued: none and 59,101,326.......      --               5,910
    Additional paid-in capital..............................      131,708        129,572
    Retained earnings.......................................      360,995        341,642
    Common stock held in treasury...........................     (162,084)      (203,168)
    Deferred compensation payable in common stock...........      --              10,160
    Accumulated other comprehensive income (deficit)........         (832)           535
                                                               ----------     ----------
        Total stockholders' equity..........................      332,742        287,606
                                                               ----------     ----------
                                                               $  967,383     $1,042,965
                                                               ----------     ----------
                                                               ----------     ----------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        YEAR ENDED
                                                        ------------------------------------------
                                                        DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                            2001           2002           2003
                                                            ----           ----           ----
Revenues:
    Net sales...........................................    $ --           $ --           $201,484
    Royalties and franchise and related fees (A)........      92,823         97,782         92,136
                                                            --------       --------       --------
                                                              92,823         97,782        293,620
                                                            --------       --------       --------
Costs and expenses:
    Cost of sales, excluding depreciation and
      amortization......................................      --             --            151,612
    Advertising and selling.............................       2,529          2,948         16,115
    General and administrative (Notes 14, 20, 21 and
      23)...............................................      74,826         72,945         91,043
    Depreciation and amortization, excluding
      amortization of deferred financing costs
      (Note 15).........................................       6,506          6,550         14,051
    Goodwill impairment (Note 15).......................      --             --             22,000
                                                            --------       --------       --------
                                                              83,861         82,443        294,821
                                                            --------       --------       --------
        Operating profit (loss).........................       8,962         15,339         (1,201)
Interest expense (Notes 10, 11, and 19).................     (30,447)       (26,210)       (37,225)
Insurance expense related to long-term debt (Note 10)...      (4,805)        (4,516)        (4,177)
Investment income, net (Notes 16 and 23)................      33,632            851         17,251
Gain (costs) related to proposed business acquisitions
  not consummated.......................................        (623)        (2,238)         2,064
Gain (loss) on sale of businesses (Notes 17 and 24).....         500         (1,218)         5,834
Other income, net (Notes 18 and 23).....................      10,191          1,358          2,881
                                                            --------       --------       --------
        Income (loss) from continuing operations
          before income taxes and minority interests....      17,410        (16,634)       (14,573)
(Provision for) benefit from income taxes (Note 13).....      (8,696)         3,329          1,371
Minority interests in loss of a consolidated
  subsidiary (Notes 16 and 23)..........................         252          3,548            119
                                                            --------       --------       --------
        Income (loss) from continuing operations........       8,966         (9,757)       (13,083)
Gain on disposal of discontinued operations (Note 19)...      43,450         11,100          2,245
                                                            --------       --------       --------
        Net income (loss)...............................    $ 52,416       $  1,343       $(10,838)
                                                            --------       --------       --------
                                                            --------       --------       --------
Basic income (loss) per share of class A common stock
  and class B common stock (Note 4):
        Continuing operations...........................    $    .14       $   (.16)      $   (.22)
        Discontinued operations.........................         .67            .18            .04
                                                            --------       --------       --------
        Net income (loss)...............................    $    .81       $    .02       $   (.18)
                                                            --------       --------       --------
                                                            --------       --------       --------
Diluted income (loss) per share of class A common
  stock and class B common stock (Note 4):
        Continuing operations...........................    $    .13       $   (.16)      $   (.22)
        Discontinued operations.........................         .64            .18            .04
                                                            --------       --------       --------
        Net income (loss)...............................    $    .77       $    .02       $   (.18)
                                                            --------       --------       --------
                                                            --------       --------       --------

---------

(A) Includes royalties and franchise and related fees from Sybra, Inc. of $7,441 and $7,433 for the years ended December 30, 2001 and December 29, 2002, respectively, whereas the royalties and franchise and related fees from Sybra, Inc. of $7,051 for the year ended December 28, 2003 were eliminated in consolidation.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                              COMMON      COMMON
                                           CLASS A   ADDITIONAL                STOCK      STOCK
                                           COMMON     PAID-IN     RETAINED    HELD IN     TO BE
                                            STOCK     CAPITAL     EARNINGS   TREASURY    ACQUIRED
                                            -----     -------     --------   --------    --------
Balance at December 31, 2000.............  $3,555     $211,967    $350,561   $(242,772)  $(43,843)
   Comprehensive income (loss):
     Net income..........................    --         --          52,416      --         --
     Unrealized losses on
      available-for-sale securities
      (Note 5)...........................    --         --           --         --         --
     Net change in currency translation
      adjustment.........................    --         --           --         --         --
     Recovery of unrecognized pension
      loss (Note 20).....................    --         --           --         --         --
     Comprehensive income................    --         --           --         --         --
   Repurchases of common stock for
     treasury (Note 14)..................    --         --           --         (7,190)    --
   Common stock acquired under forward
     purchase obligation (Note 14).......    --         --           --        (43,843)   43,843
   Issuance of common stock from treasury
     upon exercises of stock options
     (Note 14)...........................    --           (233)      --          5,910     --
   Tax benefit from exercises of stock
     options.............................    --            581       --         --         --
   Cancellation of former class B common
     stock (Note 14).....................    (600)     (83,211)    (43,325)    127,136     --
   Modification of stock option terms
     (Note 14)...........................    --            462       --         --         --
   Other.................................    --             42       --            120     --
                                           ------     --------    --------   ---------   --------
Balance at December 30, 2001.............  $2,955     $129,608    $359,652   $(160,639)  $ --
                                           ------     --------    --------   ---------   --------

                                                    ACCUMULATED OTHER
                                             COMPREHENSIVE INCOME (DEFICIT)
                                             ------------------------------
                                           UNREALIZED
                                            GAIN ON                   UNRECOG-
                                           AVAILABLE-    CURRENCY      NIZED
                                            FOR-SALE    TRANSLATION   PENSION
                                           SECURITIES   ADJUSTMENT      LOSS       TOTAL
                                           ----------   ----------      ----       -----
Balance at December 31, 2000.............   $ 3,076        $(36)       $(198)    $ 282,310
   Comprehensive income (loss):
     Net income..........................     --          --            --          52,416
     Unrealized losses on
      available-for-sale securities
      (Note 5)...........................    (2,090)      --            --          (2,090)
     Net change in currency translation
      adjustment.........................     --             15         --              15
     Recovery of unrecognized pension
      loss (Note 20).....................     --          --              54            54
                                                                                 ---------
     Comprehensive income................     --          --            --          50,395
                                                                                 ---------
   Repurchases of common stock for
     treasury (Note 14)..................     --          --            --          (7,190)
   Common stock acquired under forward
     purchase obligation (Note 14).......     --          --            --          --
   Issuance of common stock from treasury
     upon exercises of stock options
     (Note 14)...........................     --          --            --           5,677
   Tax benefit from exercises of stock
     options.............................     --          --            --             581
   Cancellation of former class B common
     stock (Note 14).....................     --          --            --          --
   Modification of stock option terms
     (Note 14)...........................     --          --            --             462
   Other.................................     --          --            --             162
                                            -------       -----        -----     ---------
Balance at December 30, 2001.............   $   986        $(21)       $(144)    $ 332,397
                                            -------       -----        -----     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- CONTINUED
(IN THOUSANDS)

                                                                                            ACCUMULATED OTHER
                                                                                     COMPREHENSIVE INCOME (DEFICIT)
                                                                                     ------------------------------
                                                                                   UNREALIZED
                                                                        COMMON      GAIN ON                   UNRECOG-
                                    CLASS A    ADDITIONAL                STOCK     AVAILABLE-    CURRENCY      NIZED
                                     COMMON     PAID-IN     RETAINED    HELD IN     FOR-SALE    TRANSLATION   PENSION
                                     STOCK      CAPITAL     EARNINGS   TREASURY    SECURITIES   ADJUSTMENT      LOSS      TOTAL
                                     -----      -------     --------   --------    ----------   ----------      ----      -----
Balance at December 30, 2001......   $2,955     $129,608    $359,652   $(160,639)    $ 986         $(21)       $(144)    $332,397
   Comprehensive income (loss):
     Net income...................    --          --           1,343      --         --           --            --          1,343
     Unrealized losses on
       available-for-sale
       securities (Note 5)........    --          --           --         --          (826)       --            --           (826)
     Net change in currency
       translation adjustment.....    --          --           --         --         --             (43)        --            (43)
     Unrecognized pension loss
       (Note 20)..................    --          --           --         --         --           --            (784)        (784)
                                                                                                                         --------
     Comprehensive loss...........    --          --           --         --         --           --            --           (310)
                                                                                                                         --------
   Repurchases of common stock for
     treasury (Note 14)...........    --          --           --         (6,987)    --           --            --         (6,987)
   Issuance of common stock from
     treasury upon exercises of
     stock options (Note 14)......    --             680       --          5,447     --           --            --          6,127
   Tax benefit from exercises of
     stock options................    --             723       --         --         --           --            --            723
   Equity in forgiveness of debt
     of an equity investee
     (Note 8).....................    --             393       --         --         --           --            --            393
   Modification of stock option
     terms (Note 14)..............    --             275       --         --         --           --            --            275
   Other..........................    --              29       --             95     --           --            --            124
                                     ------     --------    --------   ---------     -----        -----        -----     --------
Balance at December 29, 2002......   $2,955     $131,708    $360,995   $(162,084)    $ 160         $(64)       $(928)    $332,742
                                     ------     --------    --------   ---------     -----        -----        -----     --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- CONTINUED
(IN THOUSANDS)

                                                                                     DEFERRED
                                                                        COMMON     COMPENSATION
                           CLASS A   CLASS B   ADDITIONAL                STOCK       PAYABLE
                           COMMON    COMMON     PAID-IN     RETAINED    HELD IN     IN COMMON
                            STOCK     STOCK     CAPITAL     EARNINGS   TREASURY       STOCK
                            -----     -----     -------     --------   --------       -----
Balance at December 29,
 2002....................  $2,955    $ --       $131,708    $360,995   $(162,084)    $--
   Comprehensive income
     (loss):
     Net loss............    --        --         --         (10,838)     --          --
     Unrealized gains on
       available-for-sale
       securities
       (Note 5)..........    --        --         --           --         --          --
     Net change in
       currency
       translation
       adjustment........    --        --         --           --         --          --
     Recovery of
       unrecognized
       pension loss
       (Note 20).........    --        --         --           --         --          --
     Comprehensive loss..    --        --         --           --         --          --
   Repurchases of class A
     common stock for
     treasury (Notes 10
     and 14).............    --        --         --           --        (43,081)     --
   Dividends (Note 14)...    --        --         --          (8,515)     --          --
   Stock distribution of
     class B common stock
     and related
     distribution costs
     (Note 14)...........    --       5,910       (6,841)      --         --          --
   Issuance of common
     stock from treasury
     upon exercises of
     stock options
     (Note 14)...........    --        --          1,262       --         12,426      --
   Deferred gains from
     exercises of stock
     options payable in
     common stock
     (Note 23)...........    --        --            317       --        (10,477)     10,160
   Tax benefit from
     exercises of stock
     options.............    --        --          2,109       --         --          --
   Equity in additions to
     paid-in capital of
     an equity investee
     (Note 8)............    --        --            552       --         --          --
   Modification of stock
     option terms
     (Note 14)...........    --        --            422       --         --          --
   Other.................    --        --             43       --             48      --
                           ------    ------     --------    --------   ---------     -------
Balance at December 28,
 2003....................  $2,955    $5,910     $129,572    $341,642   $(203,168)    $10,160
                           ------    ------     --------    --------   ---------     -------
                           ------    ------     --------    --------   ---------     -------

                                    ACCUMULATED OTHER
                             COMPREHENSIVE INCOME (DEFICIT)
                             ------------------------------
                           UNREALIZED
                            GAIN ON                   UNRECOG-
                           AVAILABLE-    CURRENCY      NIZED
                            FOR-SALE    TRANSLATION   PENSION
                           SECURITIES   ADJUSTMENT      LOSS       TOTAL
                           ----------   ----------      ----       -----
Balance at December 29,
 2002....................    $  160        $(64)       $(928)    $ 332,742
   Comprehensive income
     (loss):
     Net loss............     --          --            --         (10,838)
     Unrealized gains on
       available-for-sale
       securities
       (Note 5)..........     1,153       --            --           1,153
     Net change in
       currency
       translation
       adjustment........     --             18         --              18
     Recovery of
       unrecognized
       pension loss
       (Note 20).........     --          --             196           196
                                                                 ---------
     Comprehensive loss..     --          --            --          (9,471)
                                                                 ---------
   Repurchases of class A
     common stock for
     treasury (Notes 10
     and 14).............     --          --            --         (43,081)
   Dividends (Note 14)...     --          --            --          (8,515)
   Stock distribution of
     class B common stock
     and related
     distribution costs
     (Note 14)...........     --          --            --            (931)
   Issuance of common
     stock from treasury
     upon exercises of
     stock options
     (Note 14)...........     --          --            --          13,688
   Deferred gains from
     exercises of stock
     options payable in
     common stock
     (Note 23)...........     --          --            --          --
   Tax benefit from
     exercises of stock
     options.............     --          --            --           2,109
   Equity in additions to
     paid-in capital of
     an equity investee
     (Note 8)............     --          --            --             552
   Modification of stock
     option terms
     (Note 14)...........     --          --            --             422
   Other.................     --          --            --              91
                             ------      ------        -----     ---------
Balance at December 28,
 2003....................    $1,313        $(46)       $(732)    $ 287,606
                             ------      ------        -----     ---------
                             ------      ------        -----     ---------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                                  2001           2002           2003
                                                                  ----           ----           ----
Cash flows from continuing operating activities:
   Net income (loss)........................................   $  52,416      $   1,343      $ (10,838)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) continuing operating activities:
       Goodwill impairment..................................      --             --             22,000
       Depreciation and amortization of properties..........       4,478          5,653         12,810
       Amortization of goodwill.............................         842         --             --
       Amortization of other intangible assets and certain
         other items........................................       1,186            897          1,241
       Amortization of deferred financing costs and original
         issue discount.....................................       2,066          1,892          2,334
       Deferred compensation provision......................       1,856          1,350          3,438
       Collection (recognition) of litigation settlement
         receivable.........................................      (3,333)         1,666          1,667
       Operating investment adjustments, net (see below)....     (17,365)        17,635        (37,054)
       (Gain) loss on sale of businesses....................        (500)         1,218         (5,834)
       Deferred income tax benefit..........................      (1,054)        (1,398)        (3,585)
       Equity in (earnings) losses of investees, net........         221           (260)        (2,052)
       Deferred vendor incentive recognized.................      --             --             (2,025)
       Unfavorable lease liability recognized...............      --             --             (1,351)
       Minority interests in loss of a consolidated
         subsidiary.........................................        (252)        (3,548)          (119)
       Gain on disposal of discontinued operations..........     (43,450)       (11,100)        (2,245)
       Other, net...........................................          98            347            511
       Changes in operating assets and liabilities:
           (Increase) decrease in receivables...............       1,094          1,622         (1,276)
           (Increase) decrease in inventories...............      --                 69           (142)
           (Increase) decrease in restricted cash, prepaid
             expenses and other current assets..............      (2,758)         1,192            552
           Decrease in accounts payable and accrued expenses
             and other current liabilities..................      (2,042)        (6,667)        (8,191)
                                                               ---------      ---------      ---------
               Net cash provided by (used in) continuing
                 operating activities.......................      (6,497)        11,911        (30,159)
                                                               ---------      ---------      ---------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...................     147,159        (31,521)        58,990
   Capital expenditures.....................................     (25,386)          (107)        (5,270)
   Cost of business acquisition less cash acquired of $9,425
     in 2002................................................      --               (325)          (200)
   Sale (purchase) of fractional interests in aircraft......       3,000         (1,200)        --
   Other....................................................        (199)           529           (571)
                                                               ---------      ---------      ---------
               Net cash provided by (used in) continuing
                 investing activities.......................     124,574        (32,624)        52,949
                                                               ---------      ---------      ---------
Cash flows from continuing financing activities:
   Issuance of long-term debt...............................      22,590         --            175,000
   Repayments of long-term debt.............................     (17,605)       (24,321)       (43,208)
   Repayments of debt and accrued interest related to
     business acquisition...................................      --             (6,343)        --
   Exercises of stock options...............................       5,677          6,127         13,688
   Transfers from restricted cash equivalents
     collateralizing long-term debt.........................       1,288            376            146
   Repurchases of common stock for treasury.................     (51,033)        (6,987)       (41,700)
   Dividends paid...........................................      --             --             (8,515)
   Deferred financing costs.................................        (605)        --             (6,638)
   Class B common stock distribution costs..................      --             --               (931)
                                                               ---------      ---------      ---------
               Net cash provided by (used in) continuing
                 financing activities.......................     (39,688)       (31,148)        87,842
                                                               ---------      ---------      ---------
Net cash provided by (used in) continuing operations........      78,389        (51,861)       110,632
Net cash provided by (used in) discontinued operations......    (169,017)        12,221         (6,510)
                                                               ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents........     (90,628)       (39,640)       104,122
Cash and cash equivalents at beginning of year..............     586,656        496,028        456,388
                                                               ---------      ---------      ---------
Cash and cash equivalents at end of year....................   $ 496,028      $ 456,388      $ 560,510
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                                  2001           2002           2003
                                                                  ----           ----           ----
Detail of cash flows related to investments:
   Operating investment adjustments, net:
       Proceeds from sales of trading securities............   $  88,461      $  51,235      $ 303,434
       Cost of trading securities purchased.................     (96,253)       (46,005)      (333,962)
       Net recognized (gains) losses from trading securities
         and short positions in securities..................      (1,595)           603           (569)
       Other net recognized (gains) losses, including other
         than temporary losses, investment fees and equity
         in investment limited partnerships.................         (73)        11,159         (5,777)
       Net (accretion of discount) amortization of premium
         on debt securities.................................      (7,905)           643           (180)
                                                               ---------      ---------      ---------
                                                               $ (17,365)     $  17,635      $ (37,054)
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------
   Investing investment activities, net:
       Proceeds from sales and maturities of
         available-for-sale securities and other
         investments........................................   $ 299,906      $  78,831      $ 263,509
       Cost of available-for-sale securities and other
         investments purchased..............................    (157,026)      (118,260)      (210,546)
       Proceeds of securities sold short....................      30,449         36,418         47,536
       Payments to cover short positions in securities......     (25,216)       (37,859)       (35,326)
       (Increase) decrease in restricted cash
         collateralizing obligations for short positions in
         securities.........................................        (954)         9,349         (6,183)
                                                               ---------      ---------      ---------
                                                               $ 147,159      $ (31,521)     $  58,990
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------
Supplemental disclosures of cash flow information:
   Cash paid during the year in continuing operations for:
       Interest.............................................   $  26,495      $  22,785      $  36,550
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------
       Income taxes, net of refunds.........................   $   1,816      $   1,739      $   2,612
                                                               ---------      ---------      ---------
                                                               ---------      ---------      ---------

    Due to their non-cash nature, the following transactions are not reflected in the respective consolidated statements of cash flows (amounts in whole shares and dollars):

    In October 2001, the Company eliminated and effectively canceled the previously authorized 25,000,000 shares of its former class B common stock, all outstanding shares of which had been repurchased by the Company and were included with class A common stock since the former class B common stock participated in income or loss equally per share with the class A common stock. As a result of the effective cancellation of the 5,997,622 shares of the former class B common stock repurchased, the Company recorded an entry within stockholders' equity which reduced 'Class A common stock' by $600,000, 'Additional paid-in capital' by $83,211,000, 'Retained earnings' by $43,325,000 and 'Common stock held in treasury' by $127,136,000. See Note 14 for further disclosure of this transaction.

    In December 2002, the Company purchased all of the voting equity interests of Sybra, Inc. for $9,950,000 (initially estimated at $9,750,000), including fees and expenses of $1,731,000. The purchase price, less cash of Sybra, Inc. of $9,425,000, resulted in a net use of the Company's cash of $525,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

                                                             INITIAL    ADJUSTMENTS
                                                             ESTIMATE    RECORDED      FINAL
                                                             IN 2002      IN 2003     AMOUNTS
                                                             -------      -------     -------
          Fair value of assets acquired, excluding cash
            acquired.......................................  $153,342     $(1,006)    $152,336
          Net cash paid for the voting equity interests....      (325)       (200)        (525)
                                                             --------     -------     --------
              Liabilities assumed..........................  $153,017     $(1,206)    $151,811
                                                             --------     -------     --------
                                                             --------     -------     --------

See Note 3 for further disclosure of this transaction.
                                                                              55

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

    In April 2003, the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the 'Executives') exercised an aggregate 1,000,000 stock options under the Company's equity plans and paid the exercise price utilizing shares of the Company's class A common stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by an additional 360,795 shares of the Company's class A common stock based on the market price at the date of exercise. Such shares, along with 721,590 shares of class B common stock issued as part of the stock distribution of two shares of a newly designated series 1 of the Company's previously authorized class B common stock for each share of its class A common stock issued as of August 21, 2003, are being held in two deferred compensation trusts. The Executives had previously elected to defer the receipt of the shares held in those deferred compensation trusts until no earlier than January 2, 2005. The resulting non-cash obligation of $10,160,000 was reported as the 'Deferred compensation payable in common stock' component of 'Stockholders' equity' in the accompanying consolidated balance sheet as of December 28, 2003 with an equal offsetting increase included in 'Common stock held in treasury.' See Note 23 for further disclosure of this transaction.

    In September 2003, the Company made the stock distribution discussed above resulting in the issuance of 59,101,326 shares of class B common stock. The non-cash effect of this transaction was reflected in the accompanying consolidated statement of stockholders' equity for the year ended December 28, 2003 as an increase in 'Class B common stock' and a corresponding decrease in 'Additional paid-in capital' of $5,910,000, representing the $.10 per share par value of the class B common shares issued. See Note 14 for further disclosure of this transaction.

    In October 2003, Encore Capital Group, Inc. ('Encore'), an equity investee of the Company, completed a public offering of its common stock (the 'Encore Offering'). In connection therewith, the Company recorded a non-cash gain of $2,362,000 included as a component of 'Gain (loss) on sale of businesses' in the accompanying consolidated statement of operations for the year ended December 28, 2003 and a corresponding increase in the carrying value of the Company's investment in Encore included in 'Investments' in the accompanying consolidated balance sheet as of December 28, 2003. Such gain represents the excess of the Company's equity in the net proceeds to Encore in the Encore Offering over the portion of the Company's carrying value in Encore allocable to the decrease in the Company's ownership percentage resulting from the Encore Offering. See Note 8 for further disclosure of this transaction.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. ('Triarc' and, collectively with its subsidiaries, the 'Company') and its subsidiaries. The principal operating subsidiaries of the Company, each indirectly wholly-owned as of December 28, 2003, are (1) Arby's, Inc. ('Arby's'), which, in turn, indirectly owns 100% of Arby's Franchise Trust ('Arby's Trust'), and (2) Sybra, Inc. ('Sybra') which was acquired on December 27, 2002. The Company's other wholly-owned subsidiaries at December 28, 2003 that are referred to herein include National Propane Corporation ('National Propane'); SEPSCO, LLC ('SEPSCO'); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. ('Adams'); and Triarc Consumer Products Group, LLC ('TCPG'). TCPG owned (1) 100% (99.9% prior to October 25, 2000) of Snapple Beverage Group, Inc. ('Snapple Beverage Group') and (2) 100% of Royal Crown Company, Inc. ('Royal Crown'), prior to the October 25, 2000 sale of such companies. All significant intercompany balances and transactions have been eliminated in consolidation. See Notes 3 and 18 for further disclosure of the acquisition and disposition referred to above.

FISCAL YEAR

    The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 and each of its 2001, 2002 and 2003 fiscal years contained 52 weeks. Such periods are referred to herein as (1) 'the year ended December 30, 2001' or '2001,' which commenced on January 1, 2001 and ended on December 30, 2001, (2) 'the year ended December 29, 2002' or '2002,' which commenced on December 31, 2001 and ended on December 29, 2002 and (3) 'the year ended December 28, 2003' or '2003' which commenced on December 30, 2002 and ended on December 28, 2003. December 29, 2002 and December 28, 2003 are referred to herein as 'Year-End 2002' and 'Year-End 2003,' respectively. All references to years and year-ends herein relate to fiscal years rather than calendar years.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company's cash equivalents principally consist of cash in bank and mutual fund money market accounts, United States government debt securities, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities.

INVESTMENTS

Short-Term Investments

    Short-term investments include debt securities and marketable equity securities with readily determinable fair values and other short-term investments, including investments in limited partnerships and similar investment entities, which are not readily marketable, and assignments of commercial term loans. The Company's debt and marketable equity securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income or included as a component of net income, respectively. The cost or the amount reclassified out of accumulated other comprehensive income (deficit) into earnings or loss of securities sold for all marketable securities is determined using the specific identification method. Other short-term equity investments that are not readily marketable as of December 28, 2003 consist entirely of investments in which the Company does not have significant influence over the investees ('Cost Investments'). Cost Investments are accounted for under the cost method (the 'Cost Method'). Prior to the year ended December 28, 2003, the Company also had short-term
                                                                              57

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

investments in which the Company had significant influence over the operating and financial policies of the investees ('Equity Investments').

Non-Current Investments

    The Company's non-current investments consist of Equity Investments which are accounted for in accordance with the equity method (the 'Equity Method') and Cost Investments which are accounted for under the Cost Method. Under the Equity Method each such investment is reported at cost plus the Company's proportionate share of the income or loss or other changes in stockholders' equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss.

    See Note 8 for further disclosure of the Company's non-current investments.

Equity Investments

    The difference, if any, between the carrying value of the Company's Equity Investments and its underlying equity in the net assets of each investee (the 'Carrying Value Difference') is accounted for as if the investee were a consolidated subsidiary. Prior to December 31, 2001, any Carrying Value Difference was amortized on a straight-line basis over 15 years. Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142 ('SFAS 142'), 'Goodwill and Other Intangible Assets.' Accordingly, for acquisitions of Equity Investments after December 30, 2001, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary. To the extent the Carrying Value Difference represents goodwill, it is no longer amortized. Where the Carrying Value Difference represents an excess of the Company's interest in the underlying net assets of an investee over the carrying value of the Company's Equity Investment, such excess is allocated as a reduction of the Company's proportionate share of certain assets of the investee with any unallocable portion recognized in results of operations.

Securities Sold With an Obligation to Purchase

    Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income or loss.

All Investments

    The Company reviews all of its investments in which the Company has unrecognized unrealized losses and recognizes an investment loss for any such unrealized losses deemed to be other than temporary ('Other Than Temporary Losses') with a corresponding permanent reduction in the cost basis component of the investments. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the unrealized gain or a decrease in the unrealized loss on the available-for-sale investments component of 'Comprehensive income (loss).' The Company considers such factors as the length of time the carrying value of an investment has been below its market value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment.

Gain on Issuance of Investee Stock

    The Company recognizes a gain or loss upon sale of any previously unissued stock by an Equity Investment to third parties to the extent of the decrease in the Company's ownership of the investee. However, a gain is recognized only when realization of the gain by the Company is reasonably assured.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

INVENTORIES

    The Company's inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out method.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

    Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 15 years for office, restaurant and transportation equipment and 25 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

AMORTIZATION OF INTANGIBLES AND DEFERRED COSTS

    Goodwill, representing the costs in excess of net assets of acquired companies, was amortized on the straight-line basis over 15 to 40 years until December 30, 2001, after which such amortization ceased upon the adoption of SFAS 142. Other intangible assets are amortized on the straight-line basis using the estimated useful lives of the related classes of intangibles: 15 years for trademarks and distribution rights; 3 years for computer software costs; and the terms of the respective leases, including extensions, for favorable leases. A non-compete agreement, which became fully amortized during 2001, was amortized over 5 years.

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

    Effective December 31, 2001, the Company adopted SFAS 142 which requires goodwill impairment, if any, to be measured by the excess, if any, of the carrying amount of the unamortized goodwill over its implied fair value. The Company reviews its goodwill for impairment at least annually.

Long-Lived Assets

    The Company reviews its long-lived assets, which excludes goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell of an asset to be disposed.

    See Note 15 for further disclosure related to the Company's impairment charges.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's derivatives consist of (1) the conversion component of short-term investments in corporate convertible debt securities which are accounted for as trading securities, (2) put and call options on equity and corporate debt securities which are accounted for as trading securities and (3) an interest rate swap agreement in
                                                                              59

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

connection with a secured bank term loan. In addition, the Company's derivatives prior to February 8, 2003 included a written call option on Triarc's common stock with physical settlement and prior to August 10, 2001 included a forward purchase obligation for Triarc's common stock with cash settlement. The conversion component of corporate convertible debt securities, put and call options on equity and corporate debt securities, the interest rate swap agreement and the call option on Triarc's common stock with physical settlement are or were recorded at fair value with changes in fair value recorded in the Company's results of operations. The forward purchase obligation for Triarc's common stock with cash settlement was recorded at the cash redemption amount. See Notes 11 and 18 for further disclosure related to the Company's derivative financial instruments.

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

    A summary of the effect on net income (loss) and net income (loss) per share in each year presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                        2001      2002       2003
                                                        ----      ----       ----
Net income (loss), as reported.......................  $52,416   $ 1,343   $(10,838)
Reversal of stock-based employee compensation expense
  determined under the intrinsic value method
  included in reported net income, net of related
  income taxes.......................................      291       173        270
Recognition of total stock-based employee
  compensation expense determined under the fair
  value method, net of related income taxes..........   (6,101)   (5,092)    (5,158)
                                                       -------   -------   --------
Net income (loss), as adjusted.......................  $46,606   $(3,576)  $(15,726)
                                                       -------   -------   --------
                                                       -------   -------   --------
Net income (loss) per share of class A common stock
  and class B common stock:
    Basic, as reported...............................  $   .81   $   .02   $   (.18)
    Basic, as adjusted...............................      .72      (.06)      (.26)
    Diluted, as reported.............................      .77       .02       (.18)
    Diluted, as adjusted.............................      .68      (.06)      (.26)

See Note 14 for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values of stock options granted in 2001 through 2003 reflected in the table above.

TREASURY STOCK

    Common stock held in treasury is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

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

FOREIGN CURRENCY TRANSLATION

    Financial statements of a foreign subsidiary are prepared in its respective local currency and translated into United States dollars at the current exchange rates for assets and liabilities and at an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Currency translation adjustment' component of 'Accumulated other comprehensive income (deficit)' in the accompanying consolidated statements of stockholders' equity.

INCOME TAXES

    The Company files a consolidated Federal income tax return with all of its subsidiaries. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

    Net sales of Company-owned restaurants are recognized upon delivery of food to the customer. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area being developed and are recognized as revenue when each restaurant is opened in the same manner as franchise fees for individual restaurants. Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee. Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Franchise fee credits under a discontinued restaurant remodel incentive program are recognized as a reduction of franchise fee revenue when a franchisee earns the available credits by opening new restaurants within the time frame allowed under the remodel program since the Company has not incurred any obligation until the new restaurant is opened and the use of the credit will not result in any loss to the Company.

ADVERTISING COSTS

    The Company accounts for contributions made related to the Company-owned restaurants to advertising cooperatives as expense when the net sales creating those obligations are recognized. In addition, the Company makes contributions to one of the advertising cooperatives, which are not dependent on net sales, specifically as part of a national cable television advertising campaign which are expensed the first time the related advertising takes place. All other advertising costs are expensed as incurred. Substantially all of the 'Advertising and selling' in the accompanying consolidated statements of operations for 2001, 2002 and 2003 represent advertising costs.
                                                                              61

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

RECLASSIFICATIONS

    Certain amounts included in the accompanying prior years' consolidated financial statements and footnotes thereto have been reclassified to conform with the current year's presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company operates solely in the restaurant business through franchised and, effective with the acquisition of Sybra on December 27, 2002 (see Note 3), Company-owned Arby's'r' quick service restaurants specializing in slow-roasted roast beef sandwiches. Arby's restaurants also offer an extensive menu of chicken, turkey, ham and submarine sandwiches, side dishes and salads including Arby's Market Fresh'TM' sandwiches. Some of the Arby's system-wide restaurants are multi-branded with the Company's T.J. Cinnamons'r' product line and/or, to a lesser extent, the Pasta Connection'r' product line. However, the Company is no longer offering any new Pasta Connection franchises. The franchised restaurants are principally throughout the United States and, to a much lesser extent, Canada. The Company's owned restaurants are located in nine states, primarily Michigan, Texas, Pennsylvania and Florida. Information concerning the number of Arby's franchised and Company-owned restaurants is as follows:

                                                             2001    2002    2003
                                                             ----    ----    ----
Franchised restaurants opened..............................    131     116     121
Franchised restaurants closed..............................     99      64      71
Franchised restaurants purchased in the acquisition of
  Sybra....................................................   --       239    --
Franchised restaurants open at end of year.................  3,351   3,164   3,214
Company-owned restaurants open at end of year..............   --       239     236
System-wide restaurants open at end of year................  3,351   3,403   3,450

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

SIGNIFICANT ESTIMATES

    The Company's significant estimates which are susceptible to change in the near term relate to (1) provisions for the resolution of income tax contingencies subject to future examinations of the Company's Federal and state income tax returns by the Internal Revenue Service ('IRS') or state taxing authorities, including remaining provisions included in 'Current liabilities relating to discontinued operations,' (see Note 13), (2) provisions for the resolution of legal and environmental matters (see Note 24), (3) the valuation of investments which are not publicly traded (see Note 12), (4) provisions for Other Than Temporary Losses (see Note 16) and (5) estimates of impairment of the carrying values of long-lived assets of the restaurant business (see Notes
1 and 15). The Company's estimates of each of these items historically have been adequate; however, the Company has not had any significant experience with impairment testing of Company-owned restaurant assets or goodwill relating to the acquisition of Sybra due to their relatively recent acquisition. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

CERTAIN RISK CONCENTRATIONS

    The Company believes its vulnerability to risk concentrations in its cash equivalents and investments is mitigated by (1) the Company's policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments and
(3) to the extent the cash equivalents and investments are held in brokerage accounts, insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by the brokerage firms covering substantially all of the Company's accounts. The Company has one significant franchisee which accounted for 27%, 27% and 9% of consolidated revenues and 27%, 27% and 30% of royalties and franchise and related fees in 2001, 2002 and 2003, respectively. The loss of this franchisee would have a material adverse impact on the Company's business. The Company's restaurant business could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses. The Company believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials for itself and its franchisees is not significant, although increases in the cost of beef during 2003 due to marketwide supply and demand factors adversely affected profit margins of the Company-owned restaurants in 2003 and are expected to have a continuing effect on profit margins in 2004. The Company also believes that its vulnerability to risk concentrations related to geographical concentration is mitigated since the Company and its franchisees generally operate throughout the United States and have minimal foreign exposure.

(3) BUSINESS ACQUISITION

    On December 27, 2002, the Company completed the acquisition of all of the voting equity interests of Sybra (the 'Sybra Acquisition') from I.C.H. Corporation ('ICH') under a plan of reorganization confirmed by a United States Bankruptcy Court. In February 2002, ICH and Sybra had filed for protection under Chapter 11 of the United States Bankruptcy Code (the 'Sybra Bankruptcy') in order to restructure their financial obligations. Sybra owns and operates Arby's restaurants, 239 as of the date of the Sybra Acquisition, in nine states and, prior to the acquisition, was the second largest franchisee of Arby's restaurants. The Company acquired Sybra with the expectation of strengthening and increasing the value of its Arby's brand. The aggregate purchase price paid for Sybra by the Company was $9,950,000 (initially estimated at $9,750,000 as of December 29, 2002), consisting of $8,219,000 of payments to ICH's creditors and $1,731,000 of fees and expenses.

    The allocation of the purchase price of Sybra to the assets acquired and liabilities assumed at the date of acquisition and a reconciliation to 'Cost of business acquisition less cash acquired' in the accompanying consolidated statements of cash flows are summarized in the following table (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

Current assets..............................................  $ 18,014
Properties..................................................    59,050
Goodwill....................................................    67,424
Other intangible assets.....................................     3,371
Deferred income tax benefit.................................    13,504
Deferred costs and other assets.............................       398
                                                              --------
    Total assets acquired...................................   161,761
                                                              --------
Current liabilities.........................................    30,631
Long-term debt, including current portion...................   103,242
Unfavorable lease liability.................................    15,475
Other liabilities and deferred income.......................     2,463
                                                              --------
    Total liabilities assumed...............................   151,811
                                                              --------
        Net assets acquired.................................     9,950
Less cash acquired..........................................     9,425
                                                              --------
Cost of business acquisition less cash acquired.............  $    525
                                                              --------
                                                              --------

    The fair values of properties, other intangible assets and unfavorable lease liability were determined in accordance with an independent appraisal. The Sybra Acquisition resulted in $67,424,000 of goodwill (see Note 9), of which $56,705,000 is estimated to be deductible for income tax purposes. The amount of goodwill estimated to be deductible increased from the $17,723,000 estimated amount as of December 29, 2002 as a result of the Company's election during the year ended December 28, 2003 to treat the Sybra Acquisition as an asset purchase in lieu of a stock purchase under the provisions of Section 338(h)(10) of the United States Internal Revenue Code (the 'Sybra 338(h)(10) Election'). Arby's restaurants typically have relatively low levels of receivables and inventories, as is the case with the Arby's restaurants owned by Sybra, and Sybra has financed substantially all of its land and buildings, including those buildings reported in leasehold improvements. As such, Sybra had net liabilities on its historical financial statements before the allocation of the purchase price to the assets acquired and liabilities assumed despite the substantial value of the restaurants. This excess of the purchase price over the net tangible assets acquired relates in part to the fair value of the franchise agreements; however, since the Company is the franchisor of the acquired restaurants, that value is included in goodwill in the Company's consolidated balance sheets. The only other significant identifiable intangible asset in accordance with the independent appraisal is $3,265,000 of favorable leases which are amortizable over the lives of the leases, including extensions, with a weighted average remaining useful life of 18 years.

    A reconciliation of the change in goodwill from the preliminary estimated allocation of the purchase price of Sybra as reported in the Company's consolidated financial statements as of December 29, 2002 with the final allocation as reported in the accompanying consolidated balance sheet as of December 28, 2003 and as set forth in the preceding table, is summarized as follows (in thousands):

Goodwill in estimated preliminary allocation of purchase
  price.....................................................  $71,960
Decrease in properties for revision of preliminary estimated
  appraisal.................................................    1,027
Increase in deferred income tax benefit (a).................   (5,177)
Increase in current liabilities for adjustment to accrued
  income taxes (a)..........................................    1,085
Decrease in historical current liabilities for reversal of
  accrual for future scheduled rent increases...............   (1,494)
Increase in the original estimated purchase price...........      200
Other net adjustments.......................................     (177)
                                                              -------
    Goodwill in final allocation of purchase price..........  $67,424
                                                              -------
                                                              -------

---------

 (a) Adjustments to deferred and accrued income taxes relate principally to the Sybra 338(h)(10) Election discussed above.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    Sybra's results of operations and cash flows have been included in the accompanying consolidated statements of operations and cash flows for the year ended December 28, 2003 and for the two-day period subsequent to the December 27, 2002 date of the Sybra Acquisition for the year ended December 29, 2002. However, royalties and franchise and related fee revenues from Sybra, which are no longer included in the accompanying consolidated statements of operations and statements of cash flows subsequent to the Sybra Acquisition, were included in such statements prior to the date of the Sybra Acquisition. For the year ended December 29, 2002, Sybra's results of operations before income taxes were reported in 'Other income, net' (see Note 18) for convenience since Sybra's pretax income for the two-day period subsequent to the December 27, 2002 acquisition date was not material to the Company's consolidated loss from continuing operations before income taxes and minority interests. The pretax income of Sybra for that two-day period consisted of the following components (in thousands):

Net sales and other income..................................  $933
Costs and expenses..........................................   918
                                                              ----
    Income before income taxes..............................  $ 15
                                                              ----
                                                              ----

    The following unaudited supplemental pro forma condensed consolidated summary operating data (the 'As Adjusted for the Acquisition Data') of the Company for 2002 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of operations to give effect to the Sybra Acquisition as if it had been consummated on December 31, 2001 (in thousands except per share amounts):

                                                                         AS ADJUSTED
                                                                           FOR THE
                                                           AS REPORTED   ACQUISITION
                                                           -----------   -----------
Revenues.................................................    $97,782      $298,609
Operating profit.........................................     15,339        16,416
Loss from continuing operations..........................     (9,757)      (16,282)
Net income (loss)........................................      1,343        (5,182)
Basic and diluted income (loss) per share of class A
  common stock and class B common stock:
    Continuing operations................................       (.16)         (.27)
    Net income (loss)....................................        .02          (.08)

    This As Adjusted for the Acquisition Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sybra Acquisition actually been consummated on such dates or of the Company's future results of operations. The 2002 historical results of Sybra were impacted by a $6,403,000 pretax charge representing expenses incurred by Sybra directly relating to the Sybra Bankruptcy, principally for legal fees and, to a much lesser extent, for other professional fees.

(4) INCOME (LOSS) PER SHARE

    Income (loss) per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for the effect of a stock distribution (the 'Stock Distribution') on September 4, 2003 of two shares of a newly designated series 1 of the Company's previously authorized class B common stock (the 'Class B Common Stock' or 'Class B Common Shares') for each share of the Company's class A common stock (the 'Class A Common Stock' or 'Class A Common Shares') issued as of August 21, 2003 (see Note 14), as if the Stock Distribution had occurred at the beginning of 2001. For the purposes of calculating income per share, any net income subsequent to the date of the Stock Distribution is allocated between the Class A Common Shares and Class B Common Shares based on the actual dividend payment ratio to the extent of any dividends paid during the year with any excess allocated giving effect to the current minimum stated dividend participation rate of 110% for the Class B Common Shares compared with the Class A Common Shares (see Note 14). Net income for 2001 and 2002 was allocated equally among each share of Class A Common Stock

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

and Class B Common Stock since there were no dividends declared or contractually payable during those years. Net loss for any year, including 2003, is also allocated equally.

    Basic income (loss) per share has been computed by dividing the allocated income or loss for the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class adjusted for the Stock Distribution. The number of shares used in the calculation of basic income
(loss) per share of Class A Common Stock for 2001, 2002 and 2003 are 21,532,000, 20,446,000 and 20,003,000 respectively. The number of shares used in the calculation of basic income (loss) per share of Class B Common Stock for 2001, 2002 and 2003 are 43,064,000, 40,892,000 and 40,010,000 respectively. The weighted average shares of Class A Common Stock for 2001 include shares of a former Class B common stock since the former Class B common stock participated in income or loss equally per share with the Class A Common Stock (see
Note 14). The weighted average shares for each of the two classes of common stock for 2003 include the weighted average effect commencing April 23, 2003 of the shares held in the additional deferred compensation trusts (see Notes 14 and 23).

    Diluted income per share for 2001 has been computed by dividing the allocated income for the Class A Common Shares and Class B Common Shares by an aggregate 22,692,000 shares and 45,384,000 shares, respectively. Such shares include the potential common share effects of dilutive stock options, computed using the treasury stock method, of 1,160,000 and 2,320,000 shares, respectively. However, such shares exclude any effect of (1) a prior written call option on Triarc's common stock with physical settlement (see Note 18) and
(2) a forward purchase obligation for Triarc's common stock through its final settlement on August 10, 2001 since the effect of these on income per share from continuing operations for 2001 would have been antidilutive (see Note 14). The diluted and basic income (loss) per share for each of the Class A and Class B Common Shares for 2002 and 2003 are the same since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss per share from continuing operations would have been antidilutive.

    The only remaining Company securities as of December 28, 2003 that could dilute basic income per share for years subsequent to December 28, 2003 are
(1) outstanding stock options which are exercisable into 7,569,419 shares and 15,342,838 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (2) $175,000,000 of 5% convertible notes which are convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively (see Note 10).

(5) SHORT-TERM INVESTMENTS AND SECURITIES SOLD WITH AN OBLIGATION TO PURCHASE

SHORT-TERM INVESTMENTS

    The Company's short-term investments are carried at fair market value, except for Cost Investments and Equity Investments set forth in the table below (see Note 1). The cost of available-for-sale debt securities represents amortized cost. The cost of available-for-sale securities and other short-term investments have also been reduced by any Other Than Temporary Losses (see
Note 16). The cost, gross unrealized holding gains and losses included in accumulated other comprehensive income (deficit), fair value and carrying amount, as appropriate, of the Company's short-term investments at December 29, 2002 and December 28, 2003 were as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

                                              YEAR-END 2002                                       YEAR-END 2003
                             ------------------------------------------------   -------------------------------------------------
                                          UNREALIZED                                          UNREALIZED
                                            HOLDING                                            HOLDING
                                        ---------------     FAIR     CARRYING              ----------------     FAIR     CARRYING
                               COST     GAINS    LOSSES    VALUE      AMOUNT      COST     GAINS    LOSSES     VALUE      AMOUNT
                               ----     -----    ------    -----      ------      ----     -----    ------     -----      ------
Available-for-sale:
 Corporate debt
   securities..............  $  9,988   $ --     $--      $  9,988   $  9,988   $ 47,712   $  464   $  (798)  $ 47,378   $ 47,378
 Marketable equity
   securities..............    26,733      341    (970)     26,104     26,104     37,666    3,537    (1,251)    39,952     39,952
 Debt mutual fund..........     8,196      150    --         8,346      8,346      8,474       51     --         8,525      8,525
 United States government
   and government agency
   debt securities.........    74,663      709    --        75,372     75,372      --        --       --         --         --
 Asset-backed securities...    24,340       10     (18)     24,332     24,332      --        --       --         --         --
                             --------   ------   -----    --------   --------   --------   ------   -------   --------   --------
   Total available-for-sale
     securities............   143,920   $1,210   $(988)    144,142    144,142     93,852   $4,052   $(2,049)    95,855     95,855
                             --------   ------   -----    --------   --------   --------   ------   -------   --------   --------
                                        ------   -----                                     ------   -------
Trading:
 Marketable equity
   securities..............    14,129                       11,811     11,811     26,186                        28,748     28,748
 United States government
   debt securities.........     --                           --         --        13,342                        13,351     13,351
 Corporate debt
   securities..............     1,222                          601        601      7,874                         7,567      7,567
                             --------                     --------   --------   --------                      --------   --------
   Total trading
     securities............    15,351                       12,412     12,412     47,402                        49,666     49,666
                             --------                     --------   --------   --------                      --------   --------
Other short-term
 investments:
 Cost Investments..........    16,798                       26,032     16,798     27,606                        38,177     27,606
 Equity Investments........     1,687                        1,809      1,809      --                            --         --
                             --------                     --------   --------   --------                      --------   --------
  Total other investments..    18,485                       27,841     18,607     27,606                        38,177     27,606
                             --------                     --------   --------   --------                      --------   --------
                             $177,756                     $184,395   $175,161   $168,860                      $183,698   $173,127
                             --------                     --------   --------   --------                      --------   --------
                             --------                     --------   --------   --------                      --------   --------

    As of December 28, 2003, the Company had 11 available-for-sale securities, consisting of 8 corporate debt securities and 3 marketable equity securities, with unrealized holding losses due to declines in the market value of each of the respective securities subsequent to their purchase by the Company. Each of these securities has been in a continuous unrealized loss position for less than 12 months.

    The maturities of corporate debt securities at December 28, 2003 which are classified as available-for-sale at fair value, which is equal to their carrying value, are as follows (in thousands):

After one year through four years...........................  $ 9,557
Five years..................................................   24,006
After five years through eight years........................   13,815
                                                              -------
                                                              $47,378
                                                              -------
                                                              -------

    Proceeds from sales and maturities of available-for-sale securities were $288,584,000, $69,297,000 and $247,364,000 in 2001, 2002 and 2003, respectively.
Gross realized gains and gross realized losses on those sales are included in 'Investment income, net' in the accompanying consolidated statements of operations (see Note 16) and are as follows (in thousands):

                                                           2001     2002     2003
                                                           ----     ----     ----
Gross realized gains....................................  $3,365   $2,829   $5,238
Gross realized losses...................................    (483)    (206)     (98)
                                                          ------   ------   ------
                                                          $2,882   $2,623   $5,140
                                                          ------   ------   ------
                                                          ------   ------   ------

    The net change in the unrealized holding gains or losses on available-for-sale securities and the equity in unrealized gains on a retained interest and available-for-sale securities of Encore Capital Group, Inc., an Equity

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

Investment included in non-current investments (see Note 8), included in other comprehensive income (loss) consisted of the following (in thousands):

                                                          2001      2002      2003
                                                          ----      ----      ----
Net change in unrealized holding gains or losses on
  available-for-sale securities:
    Increase (decrease) in net unrealized appreciation
      or depreciation of available-for-sale securities
      during the year..................................  $   (93)  $    38   $2,105
    Less reclassification of prior year net
      appreciation included in net income or loss......   (2,881)   (1,332)    (324)
                                                         -------   -------   ------
                                                          (2,974)   (1,294)   1,781
Equity in change in unrealized gain on a retained
  interest.............................................     (245)       30      (27)
Equity in change in unrealized gain on
  available-for-sale securities........................    --            3        4
Income tax (provision) benefit.........................    1,129       435     (605)
                                                         -------   -------   ------
                                                         $(2,090)  $  (826)  $1,153
                                                         -------   -------   ------
                                                         -------   -------   ------

    The change in the net unrealized gain (loss) on trading securities resulted in gains (losses) of $(2,033,000), $(883,000) and $5,205,000 in 2001, 2002 and
2003, respectively, which are included in 'Investment income, net' in the accompanying consolidated statements of operations (see Note 16).

    Other short-term investments represent (1) investments in limited partnerships, limited liability companies and similar investment entities which invest in securities that primarily consist of debt securities, common and preferred equity securities, convertible preferred equity and debt securities, stock warrants and rights and stock options and (2) assignments of commercial term loans. These investments are focused on both domestic and foreign securities. Certain of these investments that were sold during 2002 and 2003 were accounted for under the Equity Method.

    Debt securities and marketable equity securities with an aggregate carrying value of $35,143,000 as of December 28, 2003 are pledged as collateral principally for securities sold with an obligation to purchase.

SECURITIES SOLD WITH AN OBLIGATION TO PURCHASE

    The Company also enters into short sales of debt and equity securities as part of its portfolio management strategy. Short sales are commitments to sell debt and equity securities not owned at the time of sale that require purchase of the debt and equity securities at a future date. These short sales resulted in proceeds of $30,449,000, $36,418,000 and $47,536,000 in 2001, 2002 and 2003,
respectively. The change in the net unrealized gains (losses) on securities sold with an obligation to purchase resulted in income of $2,180,000 in 2001 and losses of $(1,020,000) and $(4,578,000) in 2002 and 2003, respectively, which are included in 'Investment income, net' (see Note 16). The fair value and the carrying value of the liability for securities sold with an obligation to purchase were $9,168,000 and $27,728,000 at December 29, 2002 and December 28, 2003, respectively, and are included in 'Accrued expenses and other current liabilities' (see Note 6).

(6) BALANCE SHEET DETAIL

CASH

    Cash includes cash and cash equivalents aggregating $9,201,000 and $9,495,000 as of December 29, 2002 and December 28, 2003, respectively, pledged as collateral for the Company's insured securitization notes (see Note 10). Although such balances were pledged as collateral, the indenture pursuant to which the securitization notes were issued permits the usage of such balances during the following month.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

RECEIVABLES

    The following is a summary of the components of receivables (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2002      2003
                                                               ----      ----
Accounts:
    Trade...................................................  $10,318   $10,382
    Affiliates..............................................       58        16
    Other...................................................    1,816     3,347
                                                              -------   -------
                                                               12,192    13,745
                                                              -------   -------
Notes:
    Trade...................................................      367     --
    Affiliates (a)..........................................    1,667     --
                                                              -------   -------
                                                                2,034     --
                                                              -------   -------
                                                               14,226    13,745
                                                              -------   -------
Less allowance for doubtful accounts:
    Trade accounts..........................................      699       507
    Other accounts..........................................      193       168
    Trade notes.............................................      367     --
                                                              -------   -------
                                                                1,259       675
                                                              -------   -------
                                                              $12,967   $13,070
                                                              -------   -------
                                                              -------   -------

---------

 (a) Represents the then current portion of a note receivable from the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the 'Executives') pursuant to a litigation settlement, the last installment of which was received in March 2003 (see Note 23).

    The following is an analysis of the allowance for doubtful accounts (in thousands):

                                                          2001     2002     2003
                                                          ----     ----     ----
Balance at beginning of year...........................  $1,172   $1,510   $1,259
Provision for (recovery of) doubtful accounts:
    Trade accounts.....................................     479      331     (115)
    Other accounts.....................................    --        235      (12)
    Trade notes (a)....................................    --       (693)    (367)
                                                         ------   ------   ------
                                                            479     (127)    (494)
                                                         ------   ------   ------
Uncollectible accounts written off:
    Trade accounts.....................................    (141)     (82)     (77)
    Other accounts.....................................    --        (42)     (13)
                                                         ------   ------   ------
                                                           (141)    (124)     (90)
                                                         ------   ------   ------
Balance at end of year.................................  $1,510   $1,259   $  675
                                                         ------   ------   ------
                                                         ------   ------   ------

---------

 (a) Represents the reversal upon realization in 2002 and 2003 of collections related to fully-reserved notes receivable from two franchisees.

    Certain trade receivables with an aggregate net book value of $6,623,000 as of December 28, 2003 are pledged as collateral for the Company's insured securitization notes (see Note 10).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

INVENTORIES

    Inventories consist principally of food, beverage and paper inventories and are classified entirely as raw materials. Certain inventories aggregating $2,076,000 as of December 28, 2003 are pledged as collateral for certain debt (see Note 10).

PROPERTIES

    The following is a summary of the components of properties (in thousands):

                                                                  YEAR-END
                                                             -------------------
                                                               2002       2003
                                                               ----       ----
Owned:
    Land...................................................  $  1,607   $  1,607
    Buildings and improvements.............................     1,080      1,097
    Office, restaurant and transportation equipment........    87,463     90,020
    Leasehold improvements.................................    43,948     44,654
Leased assets capitalized..................................     1,760      1,709
                                                             --------   --------
                                                              135,858    139,087
Less accumulated depreciation and amortization.............    20,634     32,856
                                                             --------   --------
                                                             $115,224   $106,231
                                                             --------   --------
                                                             --------   --------

    Properties with a net book value of $94,463,000 as of December 28, 2003 are pledged as collateral for certain debt (see Note 10).

DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2002      2003
                                                               ----      ----
Deferred financing costs (Note 10)..........................  $13,190   $19,827
Co-investment notes receivable from affiliates, net of
  allowance of $569,000 and $442,000 (a)....................    1,778     1,518
Other.......................................................    6,339     7,592
                                                              -------   -------
                                                               21,307    28,937
Less accumulated amortization...............................    4,703     7,283
                                                              -------   -------
                                                              $16,604   $21,654
                                                              -------   -------
                                                              -------   -------

---------

 (a) The initial allowance for non-current doubtful accounts of $569,000, net of a related write-off of $50,000, was provided in 2002. During 2003, the allowance was increased by a $67,000 additional provision and was reduced by $194,000 in connection with the write-off of certain uncollectible accounts which were forgiven in accordance with their terms. See Note 23 for more detailed disclosure.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    The following is a summary of the components of accrued expenses and other current liabilities (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2002      2003
                                                               ----      ----
Securities sold with an obligation to purchase (Note 5).....  $ 9,168   $27,728
Accrued compensation and related benefits...................   25,008    25,221
Accrued taxes...............................................   11,131     8,104
Accrued interest............................................    9,445     8,082
Other.......................................................   18,586    17,327
                                                              -------   -------
                                                              $73,338   $86,462
                                                              -------   -------
                                                              -------   -------

    The obligation for securities sold with an obligation to purchase as of December 28, 2003 is secured by debt securities and marketable equity securities with an aggregate carrying value of $35,143,000 and cash, included in 'Restricted cash, prepaid expenses and other current assets' in the accompanying consolidated balance sheet, of $7,267,000.

OTHER LIABILITIES, DEFERRED INCOME AND MINORITY INTERESTS IN A CONSOLIDATED SUBSIDIARY

    Other liabilities, deferred income and minority interests in a consolidated subsidiary includes minority interests of $718,000 and $599,000 as of December 29, 2002 and December 28, 2003, respectively, in 280 BT Holdings LLC ('280 BT') a consolidated subsidiary with a respective 42.6% and 42.1% minority interest comprised principally of certain of the Company's management (see
Note 23).

(7) RESTRICTED CASH EQUIVALENTS

    The following is a summary of the components of non-current restricted cash equivalents (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2002      2003
                                                               ----      ----
Collateral supporting obligations under insured
  securitization notes (Note 10)............................  $30,537   $30,528
Support for letter of credit securing payments due under a
  lease.....................................................    1,939     1,939
                                                              -------   -------
                                                              $32,476   $32,467
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(8) INVESTMENTS

    The following is a summary of the carrying value of investments classified as non-current (in thousands):

                                INVESTMENT
                             -----------------              YEAR-END 2003
                                 YEAR-END        ------------------------------------
                             -----------------                   UNDERLYING   MARKET
                              2002      2003        % OWNED        EQUITY      VALUE
                              ----      ----        -------        ------      -----
Encore Capital Group, Inc.
  common stock, at
  equity...................  $   681   $ 6,019        9.1%         $6,497     $29,783
Encore Capital Group, Inc.
  preferred stock, at
  cost.....................      873     --
Investments held in
  deferred compensation
  trusts, at cost
  (Note 23)................   22,671    21,496
Non-marketable equity
  securities, at cost......    4,102     3,756
Other, at cost.............    6,390     6,092
                             -------   -------
                             $34,717   $37,363
                             -------   -------
                             -------   -------

    The Company's consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and classified as non-current and included as a component of 'Other income, net' (see Note 18) in the accompanying consolidated statements of operations consisted of the following components (in thousands):

                                                             2001    2002    2003
                                                             ----    ----    ----
Encore Capital Group, Inc..................................  $  (7)  $260   $2,052
Limited partnership and limited liability company..........   (214)   --      --
                                                             -----   ----   ------
                                                             $(221)  $260   $2,052
                                                             -----   ----   ------
                                                             -----   ----   ------

    The Company and certain of its officers have invested in Encore Capital Group, Inc. ('Encore'), with the Company owning 9.1% and certain present officers, including entities controlled by them, collectively owning 15.4% of Encore's issued and outstanding common stock (the 'Encore Common Stock') as of December 28, 2003. Encore is a financial services company specializing in the collection, restructuring and resale of consumer receivable portfolios acquired at deep discounts from their face value. The Company accounts for its investment in Encore under the Equity Method, though it directly owns less than 20% of the voting stock of Encore, because of the Company's ability to exercise significant influence over operating and financial policies of Encore through the Company's greater than 20% representation on Encore's board of directors. In their capacity as directors, the Company's representatives consult with the management of Encore with respect to various operational and financial matters of Encore and approve the selection of Encore's senior officers.

    During 2001 the investment in Encore was reduced to zero due to losses of Encore. The Company reduced to zero the unrealized gain on a retained interest of Encore which had been included in accumulated other comprehensive income and ceased to apply the Equity Method to its equity in additional losses of Encore (see Note 5).

    During 2002 the Company, certain of its then officers, including entities controlled by them, and other significant stockholders of Encore invested an aggregate $5,000,000 in newly issued convertible preferred stock of Encore (the 'Encore Preferred Stock') in which the Company invested $873,000, and the officers invested $1,427,000. As a result, the Company in 2002 recognized its cumulative unrecorded equity in losses of Encore of $744,000 through December 30, 2001 and resumed applying the Equity Method recognizing $1,004,000 of equity in the 2002 earnings of Encore. Accordingly, the net equity in earnings of Encore amounted to $260,000 during 2002. Also during 2002 the outstanding principal amount of senior notes of Encore was reduced from $10,000,000 to $7,250,000 as the lender forgave $2,750,000 of principal and $2,573,000 of related accrued interest upon the investment in the Encore Preferred Stock. In connection with this forgiveness,

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

Encore recorded an increase in its additional paid-in capital of $4,665,000 representing the aggregate $5,323,000 of debt forgiven less $658,000 of related unamortized debt discount and deferred loan costs. Accordingly, the Company recorded its equity of $393,000 in such amount as an increase in 'Additional paid-in capital' during 2002. The effect of the debt forgiveness was recorded by Encore as a capital contribution since it was facilitated by the Company and other significant equity holders of Encore Preferred Stock and through the Company's relationship with the lender resulting from prior investment banking and financial advisory services rendered to the Company by the lender and its affiliates.

    In connection with a public offering of Encore Common Stock in October 2003 (the 'Encore Offering'), all of the outstanding Encore Preferred Stock was converted into 10,000,000 shares of Encore Common Stock and certain stock warrants, including warrants owned by the Company, and employee stock options for Encore Common Stock were exercised. The Company received 1,745,660 shares and 101,275 shares of Encore Common Stock upon conversion of its Encore Preferred Stock and exercise of warrants, respectively. Immediately prior to these conversions and exercises, the Company owned 535,609 shares, or 7.2%, of the outstanding Encore Common Stock. As a result of these conversions and exercises, the Company owned 13.0% of the outstanding Encore Common Stock before giving effect to the Encore Offering. In the Encore Offering, 5,750,000 shares of Encore Common Stock were sold at a price of $11.00 per share, before fees and expenses of $0.96 per share. The Encore Offering included 3,000,000 newly issued shares and 2,750,000 shares offered by certain existing stockholders, including the Company and certain of the Company's officers, of which the Company sold 379,679 shares (the 'Company's Sale'). The Company's ownership percentage in Encore was reduced to 9.4% after giving effect to the Encore Offering and was further reduced to 9.1% as of December 28, 2003 as a result of additional exercises of Encore stock options and warrants by third parties.

    The Company recorded a $5,810,000 gain included in 'Gain (loss) on sale of businesses' (see Note 17) in the accompanying consolidated statement of operations for the year ended December 28, 2003 relating to the Company's Sale and the effect of the Encore Offering. Such gain consisted of (1) $3,292,000 arising from the Company's Sale and (2) $2,518,000 representing non-cash gains consisting of $2,362,000 from the Encore Offering for the Company's equity in the excess of the $10.04 net per share proceeds to Encore in the Encore Offering over the Company's carrying value per share and the decrease in the Company's ownership percentage and $156,000 from the exercises of Encore stock options and warrants, as referred to in the preceding paragraph, not participated in by the Company.

    The Company's ownership interest in Encore increased in October 2003 as a result of additional acquisitions of Encore Common Stock (the '2003 Encore Acquisition') from the conversion and the warrant exercise. Since each of those transactions also involved the contribution of capital to Encore's common equity from other third parties, the Company recorded its $540,000 equity interest in those capital contributions as a component of the $552,000 increase in 'Additional paid-in capital' reported as 'Equity in additions to paid-in capital of an equity investee' in the accompanying consolidated statement of stockholders' equity for the year ended December 28, 2003. The cost of the 2003 Encore Acquisition was $1,026,000 less than the additional underlying equity in the net assets of Encore, excluding the aforementioned third party contributions. The Company's proportionate share of the Encore assets to which such difference could be allocated as a reduction of the Company's proportionate share of those assets as if Encore were a consolidated subsidiary was $350,000. The remaining $676,000 could not be allocated to Encore assets and, since such amount was not material in relation to net loss, was included in the equity in the earnings of Encore of $2,052,000 as set forth in the preceding table. The carrying value of the Company's investment in the common stock of Encore at December 28, 2003 is $478,000 less than its underlying equity interest in Encore, net of accumulated amortization, comprised of (1) $266,000 related to the Company's original investment in Encore Common Stock prior to 2001 and (2) $212,000 remaining from the $350,000 effectively allocated to Encore's assets, net of amortization and other reductions.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTMENTS

    Presented below is summary financial information of Encore as of and for the year ended December 31, 2003, Encore's year-end. Summary information is not presented for the year ended December 30, 2001 and as of and for the year ended December 29, 2002 because the Company's Equity Investments, including Equity Investments classified as 'Short-term investments' (see Note 5), were not significant to the Company's consolidated total assets or consolidated income
(loss) from continuing operations before income taxes and minority interests in 2001 and 2002. The summary financial information is as follows (in thousands):

                                                              YEAR-END
                                                                2003
                                                                ----
Balance sheet information:
    Cash and cash equivalents...............................  $ 38,612
    Investment in receivables portfolios....................    89,136
    Other assets............................................    10,537
                                                              --------
                                                              $138,285
                                                              --------
                                                              --------

    Long-term debt..........................................  $ 41,638
    Other liabilities.......................................    25,276
    Stockholders' equity....................................    71,371
                                                              --------
                                                              $138,285
                                                              --------
                                                              --------

                                                                2003
                                                                ----
Income statement information:
    Revenues................................................  $117,502
    Income before income taxes..............................    29,423
    Net income..............................................    18,420
    Net income available to common stockholders.............    18,046

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

    The following is a summary of the components of goodwill (in thousands):

                                                                   YEAR-END
                                                              ------------------
                                                                2002      2003
                                                                ----      ----
Goodwill....................................................  $102,366   $75,830
Less accumulated amortization...............................    11,677    11,677
                                                              --------   -------
                                                              $ 90,689   $64,153
                                                              --------   -------
                                                              --------   -------

    Upon the adoption of SFAS 142 effective December 31, 2001, the Company no longer amortizes goodwill, which relates entirely to the Company's restaurant operations. A summary of the changes in the carrying amount of goodwill for 2002 and 2003 is as follows (in thousands):

                                                               2002       2003
                                                               ----       ----
Balance at beginning of year................................  $17,922   $ 90,689
Goodwill acquired in the Sybra Acquisition and adjustments
  thereto in 2003 (Note 3)..................................   71,960     (4,536)
Impairment (Note 15)........................................    --       (22,000)
Other.......................................................      807      --
                                                              -------   --------
Balance at end of year......................................  $90,689   $ 64,153
                                                              -------   --------
                                                              -------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    A reconciliation of reported net income and net income per share adjusted on a pro forma basis for the reversal of goodwill amortization, net of related income taxes, as though SFAS 142 had been in effect as of December 31, 2000 and for the Stock Distribution is as follows (in thousands except per share amounts):

                                                                  2001
                                               -------------------------------------------
                                               AS REPORTED     ADJUSTMENT      AS ADJUSTED
                                               -----------     ----------      -----------
Net income...................................    $52,416          $830           $53,246
Net income per share of Class A Common Stock
  and Class B Common Stock:
    Basic....................................        .81           .01               .82
    Diluted..................................        .77           .01               .78

    The following is a summary of the components of other intangible assets, all of which are subject to amortization (in thousands):

                                          YEAR-END 2002                     YEAR-END 2003
                                 -------------------------------   -------------------------------
                                           ACCUMULATED                       ACCUMULATED
                                  COST     AMORTIZATION    NET      COST     AMORTIZATION    NET
                                  ----     ------------    ---      ----     ------------    ---
Trademarks.....................  $ 7,776      $3,056      $4,720   $ 7,776      $3,604      $4,172
Favorable leases...............    3,274      --           3,274     3,265         186       3,079
Computer software and
  distribution rights..........      520         223         297     1,344         480         864
                                 -------      ------      ------   -------      ------      ------
                                 $11,570      $3,279      $8,291   $12,385      $4,270      $8,115
                                 -------      ------      ------   -------      ------      ------
                                 -------      ------      ------   -------      ------      ------

Aggregate amortization expense:
    Actual:
      2002..................................................  $  689
      2003..................................................     991
    Estimate for fiscal year:
      2004..................................................  $1,097
      2005..................................................   1,089
      2006..................................................     974
      2007..................................................     774
      2008..................................................     773

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(10) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                              YEAR-END
                                                         -------------------
                                                           2002       2003
                                                           ----       ----
Insured securitization notes bearing interest at 7.44%
  having expected repayments through 2011, net of
  unamortized original issue discount of $27 as of
  December 28, 2003 (a)................................  $254,774   $234,112
5% convertible notes due 2023 (b)......................     --       175,000
Leasehold notes bearing interest at a weighted average
  rate of 9.64% as of December 28, 2003 due through
  2021 (c).............................................    82,016     69,901
Secured bank term loan bearing interest effectively at
  6.8% due through 2008 (d)............................    18,287     15,060
Secured promissory note bearing interest at 8.95% due
  through 2006 (e).....................................    13,320     11,460
Equipment notes bearing interest at a weighted average
  rate of 9.66% as of December 28, 2003 due though
  2009 (f).............................................     6,272      5,039
Mortgage notes bearing interest at a weighted average
  rate of 9.24% as of December 28, 2003 due through
  2018 (g).............................................     3,346      3,210
Mortgage and equipment notes related to restaurants
  sold in 1997 bearing interest at a weighted average
  rate of 10.37% as of December 28, 2003 due through
  2016 (h).............................................     3,024      2,888
Capitalized lease obligations..........................     5,648      1,835
Other..................................................       435        412
                                                         --------   --------
        Total debt.....................................   387,122    518,917
        Less amounts payable within one year...........    34,422     35,637
                                                         --------   --------
                                                         $352,700   $483,280
                                                         --------   --------
                                                         --------   --------

    Aggregate annual maturities of long-term debt were as follows as of December 28, 2003 (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                  ------
2004......................................................  $ 35,637
2005......................................................    37,193
2006......................................................    43,796
2007......................................................    38,549
2008......................................................    39,472
Thereafter................................................   324,297
                                                            --------
                                                             518,944
Less unamortized original issue discount..................        27
                                                            --------
                                                            $518,917
                                                            --------
                                                            --------

---------

 (a) The Company, through Arby's Trust, has outstanding $234,139,000 of insured non-recourse securitization notes (the 'Securitization Notes') as of December 28, 2003 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture (the 'Securitization Indenture') pursuant to which the Securitization Notes were issued, the Company currently estimates it will repay $22,256,000 in 2004 with increasing annual payments to $37,377,000 in 2011 in accordance with a targeted principal payment schedule. The table of annual maturities of long-term debt above reflects these targeted payments. The Securitization Notes are
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(footnotes continued from previous page) redeemable by Arby's Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets with an aggregate net book value of $46,646,000 as of December 28, 2003 consisting of cash and cash equivalents of $9,495,000, a cash equivalent reserve account of $30,528,000 and royalties receivable of $6,623,000.

 (b) On May 19, 2003 the Company issued (the 'Offering') $175,000,000 of 5% convertible notes due 2023 (the 'Convertible Notes'). The Company used a portion of the $175,000,000 proceeds from the Offering to purchase 1,500,000 shares of its Class A Common Stock for treasury for $41,700,000 (the 'Treasury Stock Purchase') and to pay fees and expenses associated with the Offering of $6,638,000. The balance of the net proceeds from the Offering are being used by the Company for general corporate purposes, which may include working capital, repayment of indebtedness, acquisitions, additional share repurchases and investments.

     The Convertible Notes are convertible under specified circumstances into an aggregate 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, at a combined conversion rate of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances and after giving effect to the Stock Distribution. This rate represents an aggregate conversion price of $40.00 for every one share of Class A Common Stock and two shares of Class B Common Stock. The Convertible Notes are redeemable at the Company's option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

 (c) The leasehold notes (the 'Leasehold Notes') were assumed in the Sybra Acquisition and are due in equal monthly installments including interest through 2021 of which $5,260,000 is due in 2004. The Leasehold Notes bear interest at rates ranging from 6.23% to 10.93% and are secured by restaurant leasehold improvements, equipment and inventories with respective net book values of $29,042,000, $11,544,000 and $2,076,000.

 (d) The secured bank term loan (the 'Bank Term Loan') is due in equal amounts of $3,227,000 in each year through 2007 and $2,152,000 in 2008. The Bank Term Loan bears interest at variable rates (2.97% as of December 28, 2003), determined at the Company's option, at the prime rate or the one-month London Interbank Offered Rate ('LIBOR') plus 1.85%, reset monthly. The Company also entered into an interest rate swap agreement (the 'Swap Agreement') on the Bank Term Loan which commenced August 1, 2001 whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see Note 11). Obligations under the Bank Term Loan are secured by an airplane with a net book value of $20,613,000 as of December 28, 2003.

 (e) The secured promissory note (the 'Promissory Note') is due $2,033,000 in 2004 with increasing annual amounts to $7,204,000 in 2006. The Promissory
     Note is secured by an airplane with a net book value of $25,301,000 as of December 28, 2003.

 (f) The equipment notes (the 'Equipment Notes') were assumed in the Sybra Acquisition and are due in equal monthly installments including interest through 2009 of which $1,358,000 is due in 2004. The Equipment Notes bear interest at rates ranging from 8.50% to 11.64% and are secured by restaurant equipment with a net book value of $5,816,000.
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(footnotes continued from previous page)

 (g) The mortgage notes (the 'Mortgage Notes') were assumed in the Sybra Acquisition and are due in equal monthly installments including interest through 2018 of which $149,000 is due in 2004. The Mortgage Notes bear interest at rates ranging from 8.77% to 10.11% and are secured by land and buildings of restaurants with net book values of $1,110,000 and $1,037,000, respectively.

 (h) The Company remains liable for $2,888,000 of mortgage notes payable as of December 28, 2003, of which it is a co-obligor for notes aggregating $428,000 as of December 28, 2003.

    The loan agreements for most of the Leasehold Notes, Mortgage Notes and Equipment Notes contain various prepayment provisions that provide for prepayment penalties of up to 5% of the principal amount prepaid or are based upon specified 'yield maintenance' formulas.

    The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of the Company's subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Trust and Sybra. The Company was in compliance with all of such covenants as of December 28, 2003.

    In accordance with the Securitization Indenture, as of December 28, 2003, Arby's Trust had no amounts available for the payment of distributions. However, on January 20, 2004, $303,000 relating to cash flows for the calendar month of December 2003 became available for the payment of such distributions by Arby's Trust, through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. In connection with Sybra's reorganization, the Company agreed that Sybra would not pay any distributions prior to December 27, 2004.

    Sybra is required to maintain a fixed charge coverage charge ratio (the 'FCCR') under the agreements for the Leasehold Notes and Mortgage Notes and Sybra was in compliance with the minimum FCCR as of December 28, 2003.

    The following pro forma operating information (the 'As Adjusted for the Offering' information) of the Company for the year ended December 28, 2003 has been prepared by adjusting the historical information set forth in the accompanying 2003 consolidated statement of operations to give effect to the Offering and the Treasury Stock Purchase (which affects only the weighted average number of common shares and the loss per share) prior to the May 19, 2003 Offering date as if such transactions had been consummated on December 30, 2002 and does not reflect incremental interest income or any other benefit of the excess proceeds of the Offering (in thousands except per share amounts):

                                                                     2003
                                                              -------------------
                                                                            AS
                                                                         ADJUSTED
                                                                 AS      FOR THE
                                                              REPORTED   OFFERING
                                                              --------   --------
Interest expense............................................  $ 37,225   $ 40,944
Loss from continuing operations.............................   (13,083)   (15,463)
Basic and diluted loss per share from continuing operations:
    Class A Common Stock....................................      (.22)      (.27)
    Class B Common Stock....................................      (.22)      (.27)
Weighted average number of common shares used for
  calculation of basic and diluted loss per share:
    Class A Common Stock....................................    20,003     19,426
    Class B Common Stock....................................    40,010     38,856

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    This pro forma information is presented for information purposes only and does not purport to be indicative of the Company's actual results of operations had the Offering actually occurred on December 30, 2002 or of the Company's future results of operations.

(11) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments, excluding those that may be settled in its own stock and, accordingly, not subject to the guidance in SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' during 2001, 2002 and 2003 are (1) the conversion component of short-term investments in convertible debt securities, (2) put and call options on equity and corporate debt securities which are accounted for as trading securities and (3) the Swap Agreement entered into during 2001 (see Note 10 and below). The Company invests in convertible debt securities, which are accounted for as trading securities and had aggregate carrying values of $601,000 and $7,567,000 as of December 29, 2002 and December 28, 2003, respectively, and put and call derivatives as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with other investments, including convertible debt securities and put and call options. The Swap Agreement effectively establishes a fixed interest rate on the variable-rate Bank Term Loan, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the Swap Agreement, the fair market value of the Swap Agreement and the embedded written call option netted to zero but, as interest rates either increase(d) or decrease(d), the fair market values of the Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount. As of December 29, 2002 and December 28, 2003, the net fair market value of the Swap Agreement and embedded written call option had changed to payable positions of $1,229,000 and $826,000, respectively, included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary' in the accompanying consolidated balance sheets. The changes in the net fair market value of the Swap Agreement and embedded written call option resulted in charges of $651,000 and $578,000 in 2001 and 2002, respectively, and a credit of $403,000 in 2003, all included in 'Interest expense' in the accompanying consolidated statements of operations.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments for which the disclosure of fair values is required were as follows (in thousands):

                                                              YEAR-END
                                              -----------------------------------------
                                                     2002                  2003
                                              -------------------   -------------------
                                              CARRYING     FAIR     CARRYING     FAIR
                                               AMOUNT     VALUE      AMOUNT     VALUE
                                               ------     -----      ------     -----
Financial assets:
    Cash and cash equivalents (a)...........  $456,388   $456,388   $560,510   $560,510
    Short-term investments excluding
      Equity Investments in 2002
      (Note 5) (b)..........................   173,352    182,586    173,127    183,698
    Restricted cash equivalents
      (Note 7) (a)..........................    32,476     32,476     32,467     32,467
    Non-current Cost Investments (Note 8)
      for which it is:
      Practicable to estimate fair
        value (c)...........................    29,934     38,412     27,588     38,984
      Not practicable (d)...................     4,102                 3,756
Financial liabilities:
    Long-term debt, including current
      portion (Note 10):
      Securitization Notes (e)..............   254,774    287,085    234,112    259,270
      Convertible Notes (f).................     --         --       175,000    185,719
      Leasehold Notes (g)...................    82,016     82,016     69,901     68,848
      Bank Term Loan (h)....................    18,287     18,287     15,060     15,060
      Promissory Note (e)...................    13,320     14,745     11,460     12,456
      Equipment Notes (g)...................     6,272      6,272      5,039      5,031
      Mortgage Notes (g)....................     3,346      3,346      3,210      3,168
      Mortgage and equipment notes related
        to restaurants sold in 1997 (e).....     3,024      3,514      2,888      3,315
      Capitalized lease obligations (e)(g)       5,648      5,648      1,835      1,834
      Other (e) (g).........................       435        435        412        407
                                              --------   --------   --------   --------
        Total long-term debt................   387,122    421,348    518,917    555,108
                                              --------   --------   --------   --------
    Securities sold with an obligation to
      purchase (Note 5) (b).................     9,168      9,168     27,728     27,728
    Deferred compensation payable to
      related parties (Note 23) (i).........    25,706     25,706     29,144     29,144
    Swap Agreement (Note 11) (j)............     1,229      1,229        826        826
Guarantees of obligations of (Note 22):
    Subsidiaries of RTM Restaurant Group,
      Inc.:
      Lease obligations (k).................       194        194        127        127
      Mortgage and equipment notes
        payable (k).........................       137        137         95         95
    AmeriGas Eagle Propane, L.P. debt (l)...     --           690      --           690
    Encore:
      Revolving credit borrowings (m).......     --            18      --         --
      Senior notes payable (k)..............       338        338      --         --

                                                        (footnotes on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(footnotes from previous page)

 (a) The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

 (b) The fair values were based on quoted market prices or statements of account received from investment managers or investees which are principally based on quoted market or brokered/dealer prices.

 (c) These consist of investments held in deferred compensation trusts and certain other non-current Cost Investments. The fair values of these investments were based almost entirely on statements of account received from investment managers or investees which are principally based on quoted market or brokered/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or brokered/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or investees in valuing those investments.

 (d) It was not practicable to estimate the fair value of these Cost Investments because the investments are non-marketable and are in start-up enterprises.

 (e) The fair values were determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

 (f) The fair value was based on the quoted asked price.

 (g) The fair values at December 29, 2002 were based on an independent appraisal as part of the Sybra Acquisition purchase accounting as of December 27, 2002. The fair values at December 28, 2003 were determined in the manner described in note (e) above.

 (h) The fair value approximated the carrying value due to the frequent reset, on a monthly basis, of the floating interest rate.

 (i) The fair value was equal to the fair value of the underlying investments held by the Company in the related trusts which may be used to satisfy such payable in full.

 (j) The fair value was based on a quote provided by the bank counterparty.

 (k) The fair values were assumed to reasonably approximate their carrying amounts since the carrying amounts represent the fair value as of the inception of the guarantee less subsequent amortization.

 (l) The fair value was determined through an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company.

 (m) The fair value was determined through an independent appraisal based on the net present value of the estimated interest payment differential between the Encore revolving credit borrowings with and without the related guarantee.

    The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts payable and accrued expenses and, accordingly, they are not required to be presented in the table above.

(13) INCOME TAXES

    Income (loss) from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

                                                       2001       2002       2003
                                                       ----       ----       ----
Domestic............................................  $17,420   $(16,606)  $(14,523)
Foreign.............................................      (10)       (28)       (50)
                                                      -------   --------   --------
                                                      $17,410   $(16,634)  $(14,573)
                                                      -------   --------   --------
                                                      -------   --------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    The provision for (benefit from) income taxes from continuing operations consisted of the following components (in thousands):

                                                       2001       2002       2003
                                                       ----       ----       ----
Current:
    Federal.........................................  $ 7,341   $ (3,855)  $  --
    State...........................................    2,140      1,668      1,938
    Foreign.........................................      269        256        276
                                                      -------   --------   --------
                                                        9,750     (1,931)     2,214
                                                      -------   --------   --------
Deferred:
    Federal.........................................     (569)    (1,226)    (2,774)
    State...........................................     (485)      (172)      (811)
                                                      -------   --------   --------
                                                       (1,054)    (1,398)    (3,585)
                                                      -------   --------   --------
        Total.......................................  $ 8,696   $ (3,329)  $ (1,371)
                                                      -------   --------   --------
                                                      -------   --------   --------

    The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2002       2003
                                                                ----       ----
Current deferred income tax benefit (liability):
    Accrued compensation and related benefits...............  $  5,851   $  6,083
    Investment limited partnerships basis differences.......     3,692      4,205
    Investment write-downs for Other Than Temporary Losses
      on marketable equity securities and an investment
      limited partnership...................................     3,142      1,284
    Accrued liabilities of SEPSCO discontinued operations
      (Note 19).............................................     1,050        540
    Severance, relocation and closed store reserves.........     1,005        353
    Allowance for doubtful accounts.........................       490        263
    Unrealized (gains) losses, net, on available-for-sale
      and trading securities and securities sold with an
      obligation to purchase (Note 5).......................       692       (146)
    Other, net..............................................      (885)    (1,298)
                                                              --------   --------
                                                                15,037     11,284
                                                              --------   --------
Non-current deferred income tax benefit (liability):
    Gain on sale of propane business........................   (37,003)   (37,003)
    Reserve for contingencies and other tax matters, net....   (15,148)   (15,148)
    Accelerated depreciation and other property basis
      differences...........................................    (8,888)   (11,196)
    Investment in propane business other basis
      differences...........................................    (8,936)    (4,967)
    Unfavorable leases......................................     5,373      5,321
    Goodwill impairment.....................................     --         5,254
    Net operating loss and tax credit carryforwards.........     --         3,136
    Investment write-downs for Other Than Temporary Losses
      on non-current investments............................     2,368      2,368
    Other, net..............................................     2,164      3,538
                                                              --------   --------
                                                               (60,070)   (48,697)
                                                              --------   --------
                                                              $(45,033)  $(37,413)
                                                              --------   --------
                                                              --------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    The decrease in the net deferred income tax liability from $45,033,000 at December 29, 2002 to $37,413,000 at December 28, 2003, or a decrease of $7,620,000 differs from the benefit for deferred income taxes of $3,585,000 for 2003. The difference of $4,035,000 is principally due to the effect of the Sybra 338(h)(10) Election.

    A reconciliation of the difference between the reported provision for (benefit from) income taxes and the provision (benefit) that would result from applying the 35% Federal statutory rate to the income or loss from continuing operations before income taxes and minority interests is as follows (in thousands):

                                                          2001     2002      2003
                                                          ----     ----      ----
Income tax provision (benefit) computed at Federal
  statutory rate.......................................  $6,094   $(5,822)  $(5,101)
Increase (decrease) in Federal income taxes resulting
  from:
    Amortization in 2001 and impairment in 2003 of non-
      deductible goodwill..............................     284     --        1,891
    Non-deductible compensation........................   1,131       782     1,486
    State income taxes, net of Federal income tax
      benefit..........................................   1,076       972       733
    Minority interests in loss of a consolidated
      subsidiary.......................................      88     1,242        42
    Dividend income exclusion..........................    (271)     (567)     (594)
    Other, net.........................................     294        64       172
                                                         ------   -------   -------
                                                         $8,696   $(3,329)  $(1,371)
                                                         ------   -------   -------
                                                         ------   -------   -------

    The IRS has commenced an examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. The Company has not received any notices of proposed adjustments. However, should any income taxes or interest be assessed as a result of this examination or any state examination for periods through the October 25, 2000 date of the sale of our former beverage businesses (see Note 19), the purchaser has agreed to pay up to $4,984,000 of any resulting income taxes or associated interest relating to the operations of Snapple Beverage Group and Royal Crown. Management of the Company believes that adequate aggregate provisions have been made in prior periods for any liabilities, including interest, that may result from the completion of this examination.

(14) STOCKHOLDERS' EQUITY

Class A Common Stock

    The Company's Class A Common Stock has one vote per share. There were no changes in the 100,000,000 shares authorized and the 29,550,663 shares issued of Class A Common Stock throughout 2001, 2002 and 2003.

Class B Common Stock

Former

    In October 2001, in connection with the authorization of new Class B Common Stock (see 'Series 1' below), the Company eliminated and effectively canceled the previously authorized 25,000,000 shares of its former non-voting class B common stock (the 'Former Class B Common Stock'). All outstanding shares of the Former Class B Common Stock, which were held by affiliates of Victor Posner (the 'Posner Entities'), had been repurchased by the Company, as disclosed in more detail below under 'Treasury Stock' and were included with Class A Common Stock in the accompanying consolidated financial statements since the Former Class B Common Stock participated in income or loss equally per share with the Class A Common Stock. Victor Posner was a former Chairman and Chief Executive Officer of DWG Corporation, the former name of Triarc, prior to May 1993. As a result of the effective cancellation of the 5,997,622 shares of the Former Class B Common Stock, the Company recorded an entry in 2001 within stockholders' equity which reduced 'Class A Common Stock' by $600,000, 'Additional paid-in capital' by $83,211,000, 'Retained earnings' by $43,325,000 and 'Common stock held in treasury' by $127,136,000.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

Series 1

    In October 2001, the Company authorized 100,000,000 shares of new Class B Common Stock. On September 4, 2003 the Company made the Stock Distribution of two shares of a newly designated Series 1 of the Company's previously authorized Class B Common Stock for each share of its Class A Common Stock issued as of August 21, 2003 resulting in the issuance of 59,101,326 shares of Class B Common Stock. The Company incurred $931,000 of costs in connection with the Stock Distribution. As a result of the Stock Distribution, the Company in 2003 recorded an increase in 'Class B common stock' of $5,910,000, representing the $.10 per share par value of the Class B Common Shares issued, and a decrease in 'Additional paid-in capital' of $6,841,000 consisting of the $5,910,000 par value of Class B Common Shares issued plus the $931,000 of related costs. The Class B Common Stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share declared on the Class A Common Stock and paid on or before September 4, 2006. Thereafter, the Class B Common Stock will participate equally on a per share basis with the Class A Common Stock in any cash dividends.

Dividends

    On September 25, 2003 and December 16, 2003, the Company paid regular quarterly cash dividends of $0.065 and $0.075 per share on its Class A Common Stock and Class B Common Stock, respectively, aggregating $4,238,000 and $4,277,000 to holders of record on September 15, 2003 and December 2, 2003, respectively. On February 12, 2004 the Company declared regular quarterly cash dividends of $0.065 and $0.075 per share on its Class A Common Stock and Class B Common Stock, respectively, to holders of record on March 4, 2004 and payable on March 16, 2004. The Company currently intends to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Preferred Stock

    The Company increased the number of authorized preferred shares to 100,000,000 in October 2001 from 25,000,000, none of which were issued throughout 2001, 2002 and 2003. The authorized preferred stock previously included 5,982,866 shares designated as redeemable preferred stock until such shares were retired on August 20, 2001. As a result, all of the authorized 100,000,000 shares of preferred stock are undesignated.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

Treasury Stock

    A summary of the changes in the number of shares of Class A Common Stock, Former Class B Common Stock and new Class B Common Stock held in treasury is as follows (in thousands):

                                                 2001                  2002                 2003
                                        -----------------------     ----------   ---------------------------
                                                       FORMER
                                         CLASS A      CLASS B        CLASS A      CLASS A          CLASS B
                                         -------      -------        -------      -------          -------
Number of shares at beginning of
  year................................    9,224         3,998         9,194         9,166             --
Common shares acquired in connection
  with the issuance of the Convertible
  Notes (Note 10).....................     --            --            --           1,500             --
Common shares acquired in connection
  with exercises of stock options
  (Note 23)...........................     --            --            --             647                16
Common shares acquired from Posner
  Entities............................     --           1,999 (a)      --            --               --
Common shares acquired in open market
  transactions........................      300          --             289           125 (b)         --
Class B Stock Distribution............     --            --            --            --              20,545
Common shares issued from treasury
  upon exercises of stock options.....     (323)         --            (311)       (1,661)             (541)
Common shares included in shares
  issued upon exercise of stock
  options above related to deferred
  gains from exercises of stock
  options and reported as deferred
  compensation payable in common stock
  (Note 23)...........................     --            --            --             361             --
Common shares issued from treasury for
  directors' fees.....................      (7)          --              (6)           (3)            --
Common shares retired.................     --          (5,997)(c)      --            --               --
                                          -----        ------         -----        ------            ------
Number of shares at end of year.......    9,194          --           9,166        10,135            20,020
                                          -----        ------         -----        ------            ------
                                          -----        ------         -----        ------            ------

---------

(a) In August 1999 Triarc entered into a contract to repurchase in three separate transactions the 5,997,622 shares of the Former Class B Common Stock then held by the Posner Entities for an aggregate of $127,050,000. Triarc completed the purchases of 1,999,207 shares of Former Class B Common Stock (the 'Class B Repurchases') each on August 19, 1999, August 10, 2000 and August 10, 2001. The August 10, 2001 Class B Repurchase was for an aggregate of $43,843,000 at a negotiated price of $21.93 per share. The negotiated prices were based on the fair market value of the Class A Common Stock of $20.44 per share at the time the transaction was negotiated. The August 10, 2001 payment resulted in the reduction to zero of the 'Common stock to be acquired' component of 'Stockholders' equity.'

(b) This treasury stock purchase for $1,381,000 was settled on December 30, 2003.

(c) On October 25, 2001, all of the previously authorized 25,000,000 shares of the Former Class B Common Stock were eliminated and effectively canceled (see Former Class B Common Stock above), which effectively retired all 5,997,622 shares of the Former Class B Common Stock then held in treasury.

Stock-Based Compensation

    The Company maintains several equity plans (the 'Equity Plans') which collectively provide or provided for the grant of stock options, tandem stock appreciation rights and restricted shares of the Company's common stock to certain officers, other key employees, non-employee directors and consultants and shares of the Company's common stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. In June 2002, the Company's stockholders approved the 2002 equity participation plan which authorized an additional 5,000,000 Class A Common Shares for grants under the Equity Plans. Following the Stock Distribution, each stock option outstanding under the Equity Plans was adjusted so as to

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

become exercisable for a package (the 'Package Options') consisting of one share of Class A Common Stock and two shares of Class B Common Stock. Accordingly, an additional 10,000,000 Class B Common Shares became available for grants under the 2002 equity participation plan. All stock options that were granted during 2003 after the Stock Distribution (the 'Class B Options') are exercisable each for one share of Class B Common Stock. As of December 28, 2003, there were 4,974,957 Class A shares and 9,745,914 Class B shares available for future grants under the Equity Plans.

    A summary of changes in outstanding Package Options and Class B Options under the Equity Plans is as follows:

                                                PACKAGE OPTIONS                                CLASS B OPTIONS
                              ----------------------------------------------------   -----------------------------------
                                                                  WEIGHTED AVERAGE             OPTION   WEIGHTED AVERAGE
                               OPTIONS         OPTION PRICE         OPTION PRICE     OPTIONS   PRICE      OPTION PRICE
                               -------         ------------         ------------     -------   -----      ------------
   Outstanding at
    December 31, 2000......    8,895,083     $10.125-$30.00            $19.33
   Granted during 2001.....      912,500      $24.60-$26.15            $24.69
   Exercised during 2001...     (323,334)    $10.125-$24.125           $17.56
   Stock options
    surrendered by the
    Executives (see
    Note 23)...............     (775,000)        $20.125               $20.13
   Terminated during 2001..     (143,000)    $16.875-$26.4375          $23.35
                              ----------
   Outstanding at
    December 30, 2001......    8,566,249     $10.125-$30.00            $19.83
   Granted during 2002.....    1,031,000      $26.93-$27.17            $26.94
   Exercised during 2002...     (311,496)    $10.125-$25.4375          $19.67
   Terminated during 2002..      (47,667)     $17.75-$25.4375          $24.39
                              ----------
   Outstanding at
    December 29, 2002......    9,238,086      $10.125-$30.00           $20.61
   Granted during 2003.....       24,000          $27.80               $27.80        204,000   $11.25        $11.25
   Exercised during 2003...   (1,660,833)     $10.125-$27.17           $19.24          --
   Terminated during 2003..      (31,834)      $24.60-$30.00           $26.33          --
                              ----------                                             -------
   Outstanding at
    December 28, 2003......    7,569,419      $10.125-$27.80           $20.91        204,000   $11.25        $11.25
                              ----------                                             -------
                              ----------                                             -------

    The weighted average grant date fair values calculated under the Black-Scholes option pricing model (the 'Black-Scholes Model') of stock options granted under the Equity Plans during 2001, 2002 and 2003, all of which were granted at exercise prices equal to the market price of the common stock on the grant date, were as follows:

                                                              PACKAGE   CLASS B
                                                              OPTIONS   OPTIONS
                                                              -------   -------
2001........................................................   $8.12
2002........................................................   $8.22
2003........................................................   $7.56     $3.48

    None of the Class B Options were exercisable as of December 28, 2003. A summary of exercisable Package Options is as follows:

                                                                                WEIGHTED AVERAGE
                                                 OPTIONS       OPTION PRICE       OPTION PRICE
                                                 -------       ------------       ------------
    December 30, 2001.........................  3,898,088    $10.125 - $30.00        $17.83
    December 29, 2002.........................  4,620,587    $10.125 - $30.00        $18.68
    December 28, 2003.........................  6,681,914    $10.125 - $27.80        $20.19

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    The following table sets forth information relating to stock options outstanding at December 28, 2003 under the Equity Plans:

                        STOCK OPTIONS OUTSTANDING                              STOCK OPTIONS EXERCISABLE
-------------------------------------------------------------------------   -------------------------------
                            OUTSTANDING AT     WEIGHTED        WEIGHTED     OUTSTANDING AT      WEIGHTED
                               YEAR-END      AVERAGE YEARS     AVERAGE         YEAR-END          AVERAGE
       OPTION PRICE              2003          REMAINING     OPTION PRICE        2003         OPTION PRICE
       ------------              ----          ---------     ------------        ----         ------------
Package Options:
    $10.125-$12.625.......      990,500           1.9           $11.18           990,500         $11.18
    $16.25-$19.75.........      640,834           5.5           $17.72           640,834         $17.72
    $20.125...............    2,725,000           0.3           $20.13         2,725,000         $20.13
    $21.00-$24.60.........    1,346,001           5.8           $23.68         1,106,498         $23.48
    $25.00-$27.80.........    1,867,084           8.0           $26.30         1,219,082         $25.95
                              ---------                                        ---------
                              7,569,419           3.8                          6,681,914
                              ---------                                        ---------
                              ---------                                        ---------
Class B Options:
    $11.25................      204,000           9.9           $11.25           --

    Stock options under the Equity Plans generally have maximum terms of ten years and vest ratably over periods of generally three years but not exceeding five years from date of grant. However, an aggregate 2,725,000 Package Options outstanding at December 28, 2003 granted on April 21, 1994 to the Executives at an exercise price of $20.125 per option vested on October 21, 2003.

    During 2001, 2002 and 2003, there were certain modifications to the vesting or exercise periods of stock options relating to certain terminated employees of the Company. Such modifications resulted in aggregate compensation of $462,000, $275,000 and $422,000 during 2001, 2002 and 2003, respectively, which was credited to 'Additional paid-in capital' with an equal offsetting charge to 'General and administrative' expenses.

    As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the common stock at the respective dates of grant. The pro forma net income (loss) and basic and diluted net income (loss) per share set forth in Note 1 adjusts such data as set forth in the accompanying consolidated statements of operations to reflect for the Equity Plans (1) the reversal of stock-based employee compensation expense determined under the intrinsic value method included in reported net income, (2) the recognition of total stock-based employee compensation expense for all 1995 through 2003 stock option grants determined under the fair value method and (3) the income tax effects of each.

    The fair value of stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes Model with the weighted average assumptions set forth as follows:

                                              2001        2002              2003
                                              ----        ----       -------------------
                                             PACKAGE     PACKAGE     PACKAGE     CLASS B
                                             OPTIONS     OPTIONS     OPTIONS     OPTIONS
                                             -------     -------     -------     -------
Risk-free interest rate....................   4.73%       3.68%       2.90%       3.86%
Expected option life in years..............      7           7           7           7
Expected volatility........................   17.0%       18.5%       17.5%       34.1%
Dividend yield.............................   None        None        None(a)     2.66%

---------

(a) The grants of Package Options occurred prior to the commencement of regular quarterly cash dividends in 2003.

    The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

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

(15) IMPAIRMENT

PROPERTIES

    The Company had determined that for the year ended December 29, 2002 all of its long-lived assets that required testing for impairment were recoverable and did not require the recognition of any associated impairment loss. However, for the year ended December 28, 2003, the Company recorded an impairment loss of $364,000 with respect to restaurant equipment and leasehold improvements of certain of its Company-owned restaurants acquired in the Sybra Acquisition and reported in 'Properties' in the accompanying consolidated balance sheet. This impairment loss represents the excess of the carrying value over the fair value of the affected assets and is included in 'Depreciation and amortization, excluding amortization of deferred financing costs' in the accompanying consolidated statement of operations for the year ended December 28, 2003. The fair value of the impaired assets was estimated to be the present value of the anticipated cash flows associated with each affected Company-owned restaurant. The impairment loss resulted principally from a deterioration in operating performance of these Company-owned restaurants compared with the prior year pre-acquisition period of Sybra. Cash flows from operations during 2003 and anticipated future cash flows have been adversely impacted principally due to a combination of sales declines and higher beef costs.

GOODWILL

    The Company had determined that for the year ended December 29, 2002 its goodwill was recoverable and did not require the recognition of an impairment loss. However, for the year ended December 28, 2003 the Company recorded an impairment loss of $22,000,000 with respect to goodwill relating to Sybra, an identified reporting unit one level below the restaurant business operating segment, on a stand-alone basis. The impairment loss represented the excess of the carrying value of the goodwill of this reporting unit over the implied fair value of such goodwill. The implied fair value of the goodwill was determined by allocating the current fair value of Sybra to all of the Sybra assets and liabilities based on their estimated fair values with the excess fair value representing goodwill. The current fair value of Sybra was estimated to be the present value of the anticipated cash flows associated with the Company-owned restaurant reporting unit. The impairment loss resulted from the effect of stiff competition from new product choices in the marketplace and significant cost increases in roast beef, the largest component for Sybra's menu offerings. Consequently, the cash flows during 2003 and anticipated cash flows of the Company-owned restaurant reporting unit have been adversely impacted in 2003. In light of the increased competitive pressures and recognizing the unfavorable trend in roast beef costs versus historical averages, the Company determined that in evaluating the Company-owned restaurants as a separate reporting unit, the expected cash flows were not sufficient to fully support the carrying value of the goodwill associated with the Sybra Acquisition.

    Although the Company reports its Company-owned restaurants and its franchising of restaurants as one business segment and acquired Sybra with the expectation of strengthening and increasing the value of its Arby's brand, its Company-owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under SFAS 142. Accordingly, goodwill is tested for impairment at the Sybra level based on its separate cash flows independent of the Company's strategic reasons for owning restaurants.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(16) INVESTMENT INCOME, NET

    Investment income, net consisted of the following components (in thousands):

                                                        2001      2002       2003
                                                        ----      ----       ----
Interest income......................................  $31,796   $10,910   $  9,287
Distributions, including dividends...................    1,246     2,095      2,280
Realized gains on available-for-sale securities......    2,882     2,623      5,140
Realized gains (losses) on trading securities........    1,650    (6,495)     1,714
Realized gains (losses) on securities sold and
  subsequently purchased.............................     (202)    7,795     (1,772)
Realized gains on sales of investment limited
  partnerships, similar investment entities and other
  Cost Investments...................................      573       703      1,074
Unrealized gains (losses) on trading securities......   (2,033)     (883)     5,205
Unrealized gains (losses) on securities sold with an
  obligation to purchase.............................    2,180    (1,020)    (4,578)
Other Than Temporary Losses (a)......................   (3,466)  (14,531)      (437)
Equity in the earnings of investment limited
  partnerships and similar investment entities.......       84        46      --
Investment fees......................................   (1,078)     (392)      (662)
                                                       -------   -------   --------
                                                       $33,632   $   851   $ 17,251
                                                       -------   -------   --------
                                                       -------   -------   --------

---------

(a) The Company recognized Other Than Temporary Losses on certain securities classified as available-for-sale, certain investments in limited partnerships, including 280 BT, EBT Holding Company, LLC and 280 KPE Holdings, LLC, and certain non-marketable common and preferred stocks and reduced the cost basis of those investments. These unrealized losses were before minority interests in 280 BT of $264,000, $3,448,000 and $112,000 in 2001, 2002 and 2003, respectively. The losses in 2002 of $14,531,000 related primarily to the recognition of (1) $7,993,000 of impairment charges, before minority interests of $3,448,000, related to three underlying non-public investments held by 280 BT, including $3,315,000 related to Scientia Health Group Limited and (2) a $3,906,000 impairment charge based on the significant decline in market value of one of the Company's available-for-sale investments in a large publicly-traded company. The three underlying investments of 280 BT for which impairment charges were recognized were determined to be no longer viable or significantly impaired due to either liquidity problems or the entity ceasing business operations.

(17) GAIN (LOSS) ON SALE OF BUSINESSES

    Gain (loss) on sale of businesses consisted of the following (in thousands):

                                                          2001    2002      2003
                                                          ----    ----      ----
Gain from sale of investment in Encore (Note 8).........  $--    $ --      $ 3,292
Non-cash gain (loss) from issuance of stock by Encore,
  principally the Encore Offering (Note 8)..............   --        (18)    2,518
Amortization of deferred gain on restricted Encore stock
  award to an officer of the Company (Note 23)..........   --      --           24
Adjustment to prior period gain on 1992 sale of Adams
  for environmental matter (Note 24)....................   --     (1,200)    --
Adjustment to prior period loss on 1997 sale of
  restaurants (Note 22).................................   500     --        --
                                                          ----   -------   -------
                                                          $500   $(1,218)  $ 5,834
                                                          ----   -------   -------
                                                          ----   -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(18) OTHER INCOME, NET

    Other income, net consisted of the following income (expense) components (in thousands):

                                                          2001      2002     2003
                                                          ----      ----     ----
Equity in earnings (losses) of investees (Note 8)......  $  (221)  $  260   $2,052
Amortization of fair value of debt guarantees..........      209      324      446
Interest income related to the sale of the Company's
  former beverage businesses (a).......................    8,284     --        183
Interest income on note receivable from the Executives
  (Note 23)............................................      148       62        7
Other interest income..................................      284      283      295
Sublease rental income (Note 21).......................      483      278      233
Sublease rental expense................................     (209)    (180)    (155)
(Loss) gain on sale of fixed assets....................       18      (10)    (364)
Reduction in fair value of a written call option (b)...      793       30     --
Sybra's two-day results of operations (Note 3).........    --          15     --
Adjustment to prior period gain on pension
  termination (c)......................................      506     --       --
Other income...........................................       58      354      404
Other expenses.........................................     (162)     (58)    (220)
                                                         -------   ------   ------
                                                         $10,191   $1,358   $2,881
                                                         -------   ------   ------
                                                         -------   ------   ------

---------

 (a) On October 25, 2000, the Company sold (the 'Snapple Beverage Sale') Snapple Beverage Group and Royal Crown to affiliates of Cadbury Schweppes plc ('Cadbury'). The Company received $8,284,000 of interest income in 2001 on a $200,000,000 payment by Cadbury for the Company electing (the 'Tax Election') during 2001 to treat certain portions of the Snapple Beverage Sale as an asset sale in lieu of a stock sale under the provisions of
     Section 338(h)(10) of the United States Internal Revenue Code in accordance with a Snapple Beverage Sale tax agreement. Such interest income was recognized in 2001 when the Tax Election was made and was for the period from December 9, 2000 (45 days after the October 25, 2000 Snapple Beverage Sale date) through the date of payment of the $200,000,000 on June 14, 2001. The $183,000 in 2003 represents interest received on a state income tax refund pursuant to the tax return for the year ended December 31, 2000 filed in 2001 related to the former beverage businesses.

 (b) Prior to February 8, 2003, Cadbury had the right to cause the Company to issue Class A Common Shares upon any conversion by the holders of Triarc's zero coupon convertible subordinated debentures due 2018 (the 'Debentures') assumed by Cadbury, which effectively established a written call option on such stock (the 'Written Call Option'). Cadbury called the Debentures for redemption in full with a redemption date of February 9, 2003 and the Written Call Option terminated without any Class A Common Stock being called under the option. The original fair value of the Written Call Option of $1,476,000 as of October 25, 2000 was initially recorded as a reduction of the gain on the Snapple Beverage Sale in 2000. In 2001 and 2002 the Company recognized reductions in the fair value of the Written Call Option of $793,000 and $30,000, respectively. The fair value of the Written Call Option was determined by independent third-party consultants using the Black-Scholes option pricing model.

 (c) The Company received $1,461,000 of compensation in 2001 resulting from the demutualization of the insurance company from which a group annuity contract was purchased in July 1987 to provide for pension payments to participants in connection with the settlement of certain pension obligations associated with the termination of a pension plan effective June 1985. Of such compensation, $506,000 related to continuing operations and is included above in 'Other income, net' and $955,000 related to the
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(footnotes continued from previous page)

     discontinued operations associated with the Snapple Beverage Sale and is included, net of income taxes, in 'Gain on disposal of discontinued operations' in 2001.

(19) DISCONTINUED OPERATIONS

Sale of Beverage Businesses

    On October 25, 2000, the Company consummated the Snapple Beverage Sale (see
Note 18). Snapple Beverage Group represented the operations of the Company's former premium beverage business and Royal Crown represented the operations of the Company's former soft drink concentrate business. Snapple Beverage Group and Royal Crown (collectively, the 'Former Beverage Businesses') have been accounted for as discontinued operations (the 'Beverage Discontinued Operations') by the Company. The Snapple Beverage Sale resulted in a then estimated after-tax gain in the year ended December 31, 2000 of $480,946,000. In 2001, 2002 and 2003, the
Company recorded additional gains from the Snapple Beverage Sale of $43,450,000, $11,100,000 and $1,565,000, respectively. The additional gain in 2001 principally resulted from the realization of $200,000,000 of proceeds from Cadbury for the Tax Election (see Note 18), net of estimated income taxes, partially offset by additional accruals relating to an estimated post-closing sales price adjustment. The additional gain in 2002 resulted from the release of reserves for income taxes in connection with the receipt of related income tax refunds. The additional gain in 2003 principally resulted from the release of excess reserves, net of income taxes, in connection with the settlement by arbitration of a post-closing sales price adjustment. In December 2003 the Company paid Cadbury a post-closing sales price adjustment of $11,262,000 plus interest of $2,552,000 which had been provided for in 2001 to 2003 through charges to 'Interest expense' included in income (loss) from continuing operations.

    Prior to 2001 the Company sold the stock or the principal assets of the companies comprising SEPSCO's utility and municipal services and refrigeration business segments (the 'SEPSCO Discontinued Operations') and substantially all of its interests in a partnership and a subpartnership comprising the Company's former propane business segment (the 'Propane Discontinued Operations'), all of which have been accounted for as discontinued operations. There remain certain obligations not transferred to the buyers of these discontinued businesses to be liquidated. In 2003 the Company recognized an additional gain of $680,000 from the SEPSCO and Propane Discontinued Operations resulting from adjustments to the remaining liabilities yet to be liquidated.

    The gain on disposal of discontinued operations consisted of the following (in thousands):

                                                        2001       2002      2003
                                                        ----       ----      ----
Additional gain on the disposal of businesses before
  income taxes......................................  $ 188,983   $ --      $ 3,489
Provision for (benefit from) income taxes...........   (145,533)   11,100    (1,244)
                                                      ---------   -------   -------
                                                      $  43,450   $11,100   $ 2,245
                                                      ---------   -------   -------
                                                      ---------   -------   -------

    Current liabilities relating to the discontinued operations as of December 29, 2002 and December 28, 2003 consisted of the following (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

                                                                  YEAR-END
                                                              -----------------
                                                               2002      2003
                                                               ----      ----
Accrued expenses, including accrued income taxes and at
  December 29, 2002 the estimated post-closing sales price
  adjustment, of the Beverage Discontinued Operations.......  $30,316   $22,460
Liabilities relating to the SEPSCO and Propane Discontinued
  Operations................................................    2,767     1,544
                                                              -------   -------
                                                              $33,083   $24,004
                                                              -------   -------
                                                              -------   -------

    Accrued income taxes and other accrued expenses of the Beverage Discontinued Operations as of December 28, 2003 represent remaining liabilities payable with respect to the Beverage Discontinued Operations. The net liabilities of SEPSCO and Propane Discontinued Operations principally represent liabilities that have not been liquidated as of December 28, 2003. The Company expects that the liquidation of the remaining liabilities associated with all of these discontinued operations as of December 28, 2003 will not have any material adverse impact on its financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of 'Gain on disposal of discontinued operations.'

(20) RETIREMENT BENEFIT PLANS

    The Company maintains two 401(k) defined contribution plans (the '401(k) Plans') covering all of its employees who meet certain minimum requirements and elect to participate, including employees of Sybra subsequent to December 27, 2002. Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20% (15% prior to January 1, 2002) for one of the 401(k) Plans and 15% for the other plan, subject to certain limitations. One of the 401(k) Plans provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof and the participating employers make such contributions. The other plan permits unspecified matching contributions; however, no such contributions have been made. In addition, the 401(k) Plans permit discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the 401(k) Plans. In connection with the matching and profit sharing contributions, the Company provided $1,004,000, $1,174,000 and $1,232,000 as compensation expense in 2001,
2002 and 2003, respectively.

    The Company maintains two defined benefit plans, the benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans. The measurement date used by the Company in determining amounts related to its defined benefit plans is December 31 based on an actuarial report with a one-year lag.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of the plans' assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are (in thousands):

                                                               2002     2003
                                                               ----     ----
Change in accumulated benefit obligations:
    Accumulated benefit obligations at beginning of year....  $3,788   $4,771
    Service cost (consisting entirely of plan expenses).....     118       85
    Interest cost...........................................     254      249
    Actuarial loss..........................................   1,091       40
    Benefit payments........................................    (366)    (343)
    Plan expense payments...................................    (114)    (109)
                                                              ------   ------
    Accumulated benefit obligations at end of year..........   4,771    4,693
                                                              ------   ------
Change in fair value of the plans' assets:
    Fair value of the plans' assets at beginning of year....   3,878    3,773
    Actual gain (loss) on the plans' assets.................     (56)     545
    Company contributions...................................     431       37
    Benefit payments........................................    (366)    (343)
    Plan expense payments...................................    (114)    (109)
                                                              ------   ------
    Fair value of the plans' assets at end of year..........   3,773    3,903
                                                              ------   ------
Unfunded status at end of year..............................    (998)    (790)
Unrecognized net actuarial and investment loss..............   1,456    1,150
                                                              ------   ------
        Net amount recognized...............................  $  458   $  360
                                                              ------   ------
                                                              ------   ------

    The net amount recognized in the consolidated balance sheets consisted of the following (in thousands):

                                                                 YEAR-END
                                                              ---------------
                                                               2002     2003
                                                               ----     ----
Accrued pension liability reported in 'Other liabilities,
  deferred income and minority interests in a consolidated
  subsidiary'...............................................  $ (998)  $ (790)
Unrecognized pension loss reported in the 'Accumulated other comprehensive income (deficit)' component of
  'Stockholders' equity'....................................   1,456    1,150
                                                              ------   ------
    Net amount recognized...................................  $  458   $  360
                                                              ------   ------
                                                              ------   ------

    As of December 29, 2002 and December 28, 2003 each of the two plans have accumulated benefit obligations in excess of the fair value of the assets of the respective plan.

    The components of the net periodic pension cost are as follows (in thousands):

                                                              2001   2002    2003
                                                              ----   ----    ----
Service cost (consisting entirely of plan expenses).........  $ 91   $ 118   $  85
Interest cost...............................................   254     254     249
Expected return on the plans' assets........................  (296)   (314)   (265)
Amortization of unrecognized net (gain) loss................    (3)      1      66
                                                              ----   -----   -----
    Net periodic pension cost...............................  $ 46   $  59   $ 135
                                                              ----   -----   -----
                                                              ----   -----   -----

    The unrecognized pension recoveries in 2001 and 2003, and the loss in 2002, less related deferred income taxes, have been reported as 'Recovery of unrecognized pension loss' and 'Unrecognized pension loss,'

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders' equity consisting of the following (in thousands):

                                                           2001     2002     2003
                                                           ----     ----     ----
Unrecognized pension recovery (loss).....................  $  87   $(1,222)  $ 306
Deferred income tax (provision) benefit..................    (33)      438    (110)
                                                           -----   -------   -----
                                                           $  54   $  (784)  $ 196
                                                           -----   -------   -----
                                                           -----   -------   -----

    The actuarial assumptions used in measuring the net periodic pension cost and accumulated benefit obligations are as follows:

                                                           2001     2002     2003
                                                           ----     ----     ----
Net periodic pension cost:
    Expected long-term rate of return on plan assets.....   8.0%      8.0%    7.5%
    Discount rate........................................   7.5%      7.0%    5.5%
Benefit obligations at of end of year:
    Discount rate........................................             5.5%    5.5%

    The expected long-term rate of return on plan assets of 7.5% for 2003 reflects the Company's estimate of the average returns on plan investments and amounts available for reinvestment. The rate was determined with consideration given to the targeted asset allocation discussed below.

    The effect of the decrease in the expected long-term rate of return on plan assets from 2002 to 2003 resulted in an increase in the net periodic pension cost of $18,000. The effect of the decrease in the discount rate used in measuring the net periodic pension cost from 2001 to 2002 and from 2002 to 2003 resulted in a decrease in the net periodic pension cost of $6,000 in 2002 and an increase of $12,000 in 2003. A change in the mortality table used in determining the 2003 net periodic pension cost resulted in an increase of $47,000.

    The weighted-average asset allocations of the two defined benefit plans by asset category at December 29, 2002, and December 28, 2003 are as follows:

                                                                 YEAR-END
                                                              ---------------
                                                              2002       2003
                                                              ----       ----
Debt securities.............................................   60%        57%
Equity securities...........................................   39%        41%
Cash and cash equivalents...................................    1%         2%
                                                              ---        ---
                                                              100%       100%
                                                              ---        ---
                                                              ---        ---

    Since the benefits under the Company's defined benefit plans are frozen, the strategy for the investment of plan assets is weighted towards capital preservation. Accordingly, the target asset allocation is 60% of assets in debt securities with intermediate maturities and 40% in large capitalization equity securities.

    The Company currently expects to contribute an aggregate $264,000 to its two defined benefit plans in 2004.

(21) LEASE COMMITMENTS

    The Company leases real property and transportation, restaurant and office equipment. Some leases related to restaurant operations provide for contingent rentals based on sales volume. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below.

    Rental expense under operating leases, which increased in 2003 due to the Sybra Acquisition, consisted of the following components (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

                                                          2001     2002     2003
                                                          ----     ----     ----
Minimum rentals........................................  $3,653   $3,602   $17,292
Contingent rentals.....................................    --          6       739
                                                         ------   ------   -------
                                                          3,653    3,608    18,031
Less sublease income (Note 18).........................     483      278       233
                                                         ------   ------   -------
                                                         $3,170   $3,330   $17,798
                                                         ------   ------   -------
                                                         ------   ------   -------

    The Company's (1) future minimum rental payments and (2) sublease rental receipts, for noncancelable leases having an initial lease term in excess of one year as of December 28, 2003 are as follows (in thousands):

                                                                              SUBLEASE
                                                     RENTAL PAYMENTS       RENTAL RECEIPTS
                                                 -----------------------   ---------------
                                                 CAPITALIZED   OPERATING      OPERATING
FISCAL YEAR                                        LEASES       LEASES         LEASES
-----------                                        ------       ------         ------
2004...........................................    $  996      $ 16,588         $221
2005...........................................       678        15,099          211
2006...........................................       314        13,935          211
2007...........................................        69        13,301          107
2008...........................................        69        12,573           38
Thereafter.....................................        58        84,283           10
                                                   ------      --------         ----
    Total minimum payments.....................     2,184      $155,779         $798
                                                               --------         ----
                                                               --------         ----
Less interest..................................       349
                                                   ------
Present value of minimum capitalized lease
  payments.....................................    $1,835
                                                   ------
                                                   ------

    As of December 28, 2003, the Company had $3,079,000 of 'Favorable leases,' net of accumulated amortization, included in 'Other intangible assets' (see Note
9) and $13,778,000 of unfavorable leases included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary,' resulting in $10,699,000 of net unfavorable leases. The future minimum rental payments have been reduced by (1) the $10,699,000 of net unfavorable leases, (2) the lease obligations assumed by RTM Restaurant Group, Inc. in connection with the May 1997 sale of restaurants (see Note 22) and (3) the lease obligations for closed restaurants for which the fair value of those obligations, reduced by estimated related sublease rental receipts, has already been recognized by the Company. Sublease rental receipts have been reduced by those receipts relating to the closed restaurants.

    The present value of minimum capitalized lease payments is included either with 'Long-term debt' or 'Current portion of long-term debt,' as applicable, in the accompanying consolidated balance sheet as of December 28, 2003 (see Note
10).

(22) GUARANTEES

    National Propane retains a less than 1% special limited partner interest in its former propane business, now known as AmeriGas Eagle Propane, L.P. ('AmeriGas Eagle'). National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify (the 'Indemnification') the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of December 28, 2003, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50,000,000 as of December 28, 2003. The Company believes it is unlikely that it will be called upon to make any payments under the Indemnification. In August 2001, AmeriGas Propane L.P. ('AmeriGas Propane') purchased all of the interests in AmeriGas Eagle other than National Propane's special limited

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments if AmeriGas Propane required the repurchase or the Company would accelerate payment of deferred taxes, which would amount to $39,400,000 as of December 28, 2003, associated with the 1999 sale of the propane business if National Propane required the repurchase.

    Triarc has guaranteed obligations under mortgage and equipment notes payable through 2015 (the 'Mortgage and Equipment Notes Guarantee') which were assumed by subsidiaries of RTM Restaurant Group, Inc. ('RTM'), the largest franchisee in the Arby's system, in connection with the 1997 sale of all 355 of the then Company-owned restaurants to RTM (the 'Restaurant Sale'), of which approximately $42,000,000 and $40,000,000 were outstanding as of December 29, 2002 and December 28, 2003, respectively.

    In connection with the Restaurant Sale, substantially all lease obligations associated with the sold restaurants were also assumed by RTM. The Company remains contingently liable if the future lease payments, which extend through 2031 including all then existing extension or renewal option periods, are not made by RTM (the 'Lease Guarantee'). Such lease obligations could aggregate a maximum of approximately $66,000,000 and $59,000,000 as of December 29, 2002 and December 28, 2003, respectively, assuming RTM has made all scheduled payments thereof through those dates.

    Through October 2003 the Company guaranteed certain debt of Encore. As disclosed in more detail in Note 23, the Company was relieved of those guarantees in connection with the October 2003 repayment of such debt by Encore.

    The carrying amounts of the Mortgage and Equipment Notes Guarantee, the Lease Guarantee and, in 2002, the guarantee of Encore senior notes aggregated $669,000 and $222,000 as of December 29, 2002 and December 28, 2003,
respectively (see Note 12). Such carrying amounts are included in 'Other liabilities, deferred income and minority interests in a consolidated subsidiary' in the accompanying consolidated balance sheets.

(23) TRANSACTIONS WITH RELATED PARTIES

    Prior to 2001 the Company provided incentive compensation of $22,500,000 to the Executives which was invested in January 2001 in two deferred compensation trusts (the 'Deferred Compensation Trusts') for their benefit. Deferred compensation expense of $1,856,000, $1,350,000 and $3,438,000 was recognized in 2001, 2002 and 2003, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company is permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the Cost Method. Accordingly, the Company recognized investment income from investments in the Deferred Compensation Trusts of $171,000 in 2001, none in 2002 and $958,000 in 2003. Such investment income consisted entirely of interest income in 2001 and $9,000 of interest income and $949,000 of realized gains from the sale of certain Cost Method investments in the Deferred Compensation Trusts in 2003, which included increases in value of $668,000 prior to 2003. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income. Recognized gains and interest income are included in 'Investment income, net' and deferred compensation expense is included in 'General and administrative' in the accompanying consolidated statements of operations. The obligation to the Executives is reported as 'Deferred compensation payable to

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

related parties' in the accompanying consolidated balance sheets. As of December 28, 2003, the assets in the Deferred Compensation Trusts consisted of $21,496,000 included in 'Investments,' which does not reflect the unrealized increase in the fair value of the investments, $1,630,000 included in 'Cash (including cash equivalents)' and $495,000 included in 'Receivables' in the accompanying consolidated balance sheet. As of December 29, 2002, such assets consisted of $22,671,000 included in 'Investments.'

    In April 2003 the Executives exercised an aggregate 1,000,000 stock options under the Company's Equity Plans and paid the exercise price utilizing shares of the Company's Class A Common Stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by an additional 360,795 shares of the Company's Class A Common Stock based on the market price at the date of exercise. Such shares, along with 721,590 shares of Class B Common Stock issued as part of the Stock Distribution, are being held in two additional deferred compensation trusts. The Executives had previously elected to defer the receipt of the shares held in the additional deferred compensation trusts until no earlier than January 2, 2005. The resulting obligation of $10,160,000 is reported as the 'Deferred compensation payable in common stock' component of 'Stockholders' equity' in the accompanying consolidated balance sheet as of December 28, 2003. The Company does not record any income or loss from the change in the fair market value of the 'Deferred compensation payable in common stock' since the trusts are invested in the Company's own common stock. Related accrued dividends of $155,000 are included in 'Accrued expenses and other current liabilities' as of December 28, 2003.

    A class action lawsuit relating to certain awards of compensation to the Executives in 1994 through 1997 was settled effective March 1, 2001 whereby, among other things, (1) the Company received an interest-bearing note (the 'Executives' Note') from the Executives, in the aggregate amount of $5,000,000, which was received from the Executives in three equal installments in March 2001, 2002 and 2003 and (2) the Executives surrendered an aggregate of 775,000 stock options awarded to them in 1994 (see Note 14). The Company recorded the $5,000,000 during 2001 as a reduction of compensation expense included in 'General and administrative' in the accompanying consolidated statement of operations for the year ended December 30, 2001, since the settlement effectively represented an adjustment of prior period compensation expense. The Executives' Note bore interest initially at 6% per annum and, in accordance with its terms, was adjusted on April 2, 2001 to 4.92% per annum and was again adjusted on April 1, 2002 to 1.75%. The Company recorded interest income on the Executives' Note of $148,000, $62,000 and $7,000 during 2001, 2002 and 2003, respectively.

    The Company's president and chief operating officer has an equity interest in a franchisee that owns an Arby's restaurant. That franchisee is a party to a standard Arby's franchise license agreement and pays to Arby's fees and royalty payments that unaffiliated third-party franchisees pay. Under an arrangement that pre-dated the Sybra Acquisition, Sybra manages the restaurant for the franchisee and did not receive any compensation for its services during 2002 or 2003.

    As part of its overall retention efforts, the Company has provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management through December 30, 2001. The Company did not enter into any new co-investments or make any co-investment loans to management officers or employees subsequent to 2001 and the co-investment policy no longer permits any new loans. The co-investment and corporate opportunity policy approved by the Company's audit committee previously provided that the Company could make loans to management, not to exceed an aggregate of $5,750,000 principal amount outstanding, where the Company's portion of the aggregate co-investment was at least 20%. Each loan could not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and was to be evidenced by promissory notes, of which at least one-half were to be recourse notes, secured by such member's co-investment shares. The promissory notes were to mature no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee; and bear interest at the prime rate payable annually. The Company and certain of its management had entered into four

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

co-investments in accordance with this policy: (1) EBT Holding Company, LLC ('EBT'), (2) 280 KPE Holdings, LLC ('280 KPE'), (3) K12 Inc. ('K12') and (4) 280
BT (see Note 6). EBT, 280 KPE and 280 BT are or were limited liability holding companies principally owned by the Company and present and former company management that, among other parties, invested in operating companies. The investment in K12, however, is directly in the operating company. The underlying investments held by EBT and 280 KPE became worthless in 2002 and 2001, respectively, and EBT was dissolved in 2003.

    Information pertaining to each of the co-investments is as follows (dollars in thousands):

                                      EBT         280 KPE        K12         280 BT
                                      ---         -------        ---         ------
Received from management on
  date of co-investment:         December 1999   March 2000   July 2001   November 2001
    Cash.......................      $376           $677        $222          $ 825
    Recourse notes.............       376            600         222            825
    Non-recourse notes.........       376            600         222            825

Note activity:
    Collections................       285            219          --             67
    Provisions for
      uncollectible non-
      recourse notes (a).......       176            219          --            510 (c)
    Other reductions (b).......       291            762          --           --

Management notes outstanding at
  December 28, 2003:
    Recourse notes.............      $--            $--          $222         $ 758
    Non-recourse notes.........       --             --           222           758
    Allowance for uncollectible
      non-recourse notes.......       --             --           --           (442)
    Interest rate (reset
      annually)................       --             --           4.00%        4.00%

Ownership percentages at
  December 28, 2003:
    Company....................       N/A            N/A         1.8%          57.9%(c)
    Present company
      management...............       N/A            N/A         0.5%          38.9%
    Unaffiliated...............       N/A            N/A        97.7%           3.2%

---------

 (a) The provisions for uncollectible non-recourse notes were established due to the worthlessness of the underlying investments held by EBT and 280 KPE and either declines in value of the underlying investments of 280 BT or settlements of related non-recourse notes described in (c) below. Such provisions for uncollectible notes were included in 'General and administrative' in the accompanying consolidated statements of operations. The fully-reserved non-recourse notes relating to EBT and 280 KPE were forgiven in 2003 and 2002, respectively. Accrued interest of $14,000 and $5,000 in 2001 and 2002, respectively, on the fully-reserved non-recourse notes was written off as a reduction of the 'Other interest income' component of 'Other income, net' (see Note 18).

 (b) The other reductions relate to the return of unused capital to the Company which had not been used to make underlying investments.

 (c) Includes the effect of the surrender by former Company officers of portions of their respective co-investment interests in 280 BT to the Company in settlement of non-recourse notes of $50,000 in 2002 and $17,000 in 2003, which resulted in increases in the Company's ownership percentage to 57.9% from 55.9%. Such settlements resulted in pretax gain (loss) to the Company of $48,000 and $(10,000) in 2002 and 2003,
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

(footnotes continued from previous page)

     respectively, consisting of reductions of the minority interests in 280 BT of$100,000 and $7,000, respectively, as a result of the Company now owning the 1.5% and 0.5% surrendered interests, less charges of $52,000 and $18,000, respectively, for the extinguishment of the non-recourse notes and related accrued interest. The reductions of the minority interests were included as credits to 'Minority interests in loss of a consolidated subsidiary' and the charges for the extinguishment of the notes were included in 'General and administrative' in the respective accompanying consolidated statements of operations.

    As indicated above, both the Company and certain of its management officers made a co-investment in 280 BT in 2001, which was in addition to a cash-only co-investment previously made in 1998. 280 BT invested all of such 2001 proceeds in shares of Scientia Health Group Limited ('Scientia'). A former officer of the Company could have indirectly benefited from a lower average cost of his investment compared with that of the Company's investment. However, it is unlikely the former officer has or would realize this benefit because of a substantial decline in value of the Scientia shares principally during 2002.

    In addition to the co-investments set forth in the preceding table, the Company and certain of its officers, including entities controlled by them, have invested in Encore, resulting in the Company owning 9.1% (see Note 8) and certain present officers collectively owning 15.4% of Encore's issued and outstanding common stock as of December 28, 2003. The Company and certain of its then officers and employees had co-invested in Encore prior to an initial public offering by Encore of its common stock in July 1999 (the 'Encore IPO'), resulting in the Company acquiring an 8.4% share and certain of its then officers acquiring a 15.7% collective share, as adjusted for the effect of the Encore IPO. In October 2002 the Company made a restricted stock award of 90,000 shares of Encore Common Stock owned by it to an officer of the Company who is not one of the Executives and who began serving on Encore's board of directors. In connection with this award, the Company recorded the $72,000 fair market value of the Encore shares as of the date of grant as accrued compensation which is being amortized to expense ratably over the three-year vesting period of the restricted stock award. An equal offsetting deferred gain is being amortized to income included in 'Gain (loss) on sale of businesses' (see Note 17).

    Prior to 2001 the Company had entered into a guarantee (the 'Note Guarantee') of $10,000,000 principal amount of senior notes that were scheduled to mature in January 2007 (the 'Encore Notes') issued by Encore to a major financial institution. In consideration for the guarantee, the Company received a fee of $200,000 and warrants to purchase 100,000 shares of Encore Common Stock at $.01 per share with an estimated fair value on the date of grant of $305,000. As disclosed in Note 8, during 2002 the outstanding principal amount of the Encore Notes was reduced from $10,000,000 to $7,250,000. The $10,000,000 guaranteed amount had been reduced to $6,698,000 as of December 29, 2002. In connection with the Encore Offering, the Encore Notes were repaid in 2003, thereby relieving the Company of the Note Guarantee. The Company recorded a pretax gain of $156,000 during 2003 representing the release of the remaining unamortized carrying amount of the Note Guarantee which is reported in the 'Amortization of fair value of debt guarantees' component of 'Other income, net' (see Note 18) in 2003. The present and former officers of the Company, including entities controlled by them, who collectively owned 15.7% of Encore as of the Encore IPO, were not parties to the Note Guarantee and could have indirectly benefited from it.

    In addition to the Note Guarantee, the Company and certain other stockholders of Encore, including the present and former officers of the Company who had invested prior to the Encore IPO, on a joint and several basis, had entered into guarantees (the 'Bank Guarantees') and certain related agreements to guarantee up to $15,000,000 of revolving credit borrowings of a subsidiary of Encore. The Company would have been responsible for approximately $1,800,000 assuming the full $15,000,000 was borrowed and all of the parties, other than the Company, to the Bank Guarantees and the related agreements fully performed thereunder. In connection with the Encore Offering, the revolving credit line was terminated, thereby relieving the Company of the Bank Guarantees.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

    The Company, the Company's officers who had invested in Encore prior to the Encore IPO and certain other stockholders of Encore, through a then newly-formed limited liability company, CTW Funding, LLC ('CTW'), provided a $2,000,000 revolving credit facility to Encore (the 'Encore Revolver') which expired unused on December 31, 2001. The Company owned an 8.7% interest in CTW and, had any borrowings under the Encore Revolver occurred, all members of CTW would have been required to fund such borrowings in accordance with their percentage interests. In return for its commitment, during 2001 CTW received warrants to purchase a total of 200,000 shares of Encore common stock at $.01 per share with an aggregate estimated fair value on the dates of grant of $84,000. During 2002 CTW exercised the warrants and was then liquidated, resulting in the Company receiving 21,822 shares of Encore common stock. Such shares had a less than 0.1% effect on the Company's ownership percentage of Encore because of the common shares issued to other members of CTW upon CTW's exercise of the warrants and liquidation.

    The Company leased a helicopter until April 4, 2002 from a subsidiary of Triangle Aircraft Services Corporation ('TASCO'), a company owned by the Executives, under a dry lease which was scheduled to expire in September 2002. The Company terminated its lease effective April 1, 2002 and paid $150,000 to TASCO to be released from all of its remaining obligations under the lease, including a then remaining rental obligation of $196,000. Under the terms of the dry lease, the Company paid the operating expenses, including repairs and maintenance, of the helicopter directly to third parties. The aggregate expense attributable to lease related payments to TASCO aggregated $385,000 and $248,000 in 2001 and 2002, respectively.

    The Company also has related party transactions disclosed in Note 14 consisting of the Class B Repurchases from the Posner Entities and stock-based compensation.

(24) LEGAL AND ENVIRONMENTAL MATTERS

    In 2001, a vacant property owned by Adams, an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the 'FDEP') agreed to a consent order that provides for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and, as of December 28, 2003, the work at the site has been substantially completed. Adams is in the process of completing its contamination assessment report and expects to submit the report to the FDEP in late March 2004. Based on an original cost estimate of approximately $1,000,000 for completion of the work plan developed by Adams' environmental consultant and, after taking into consideration various legal defenses available to the Company, including Adams, Adams provided for its estimate of its liability for this matter, including related legal and consulting fees. Such provision was made primarily during the year ended December 29, 2002 principally as a component of 'Gain (loss) on sale of businesses' in the accompanying consolidated statement of operations for the year ended December 29, 2002 since the provision represented an adjustment to the previously recorded gain on the sale of Adams.

    In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and the other members of the Company's board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

subsequently dismissed in October 2002 and is no longer being appealed. Through December 28, 2003, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

    In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,300,000 as of December 28, 2003. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(25) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The table below sets forth summary unaudited consolidated quarterly financial information for 2002 and 2003. As disclosed more fully in Note 3, on December 27, 2002 the Company completed the Sybra Acquisition and, accordingly, Sybra's results of operations subsequent to the December 27, 2002 date of the Sybra Acquisition have been included in the Company's consolidated results of operations. The Company's revenues prior to the Sybra Acquisition consisted entirely of royalties and franchise and related fees and the Company did not have any sales or related cost of sales.

                                                            QUARTER ENDED
                                       -------------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPTEMBER 29,     DECEMBER 29,
                                       ---------   --------   -------------     ------------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2002
    Revenues (a)....................    $22,381    $24,837       $25,671          $ 24,893
    Operating profit................      1,294      3,832         3,916             6,297
    Income (loss) from continuing
      operations....................     (1,046)    (7,511)       (2,555)            1,355
    Gain on disposal of discontinued
      operations (Note 19)..........       --         --           --               11,100
    Net income (loss)...............     (1,046)    (7,511)       (2,555)           12,455
    Basic income (loss) per share of
      Class A Common Stock and Class
      B Common Stock (b):
        Continuing operations.......       (.02)      (.12)         (.04)              .02
        Discontinued operations.....       --         --           --                  .18
        Net income (loss)...........       (.02)      (.12)         (.04)              .20
    Diluted income (loss) per share
      of Class A Common Stock and
      Class B Common Stock (b):
        Continuing operations.......       (.02)      (.12)         (.04)              .02
        Discontinued operations.....       --         --           --                  .17
        Net income (loss)...........       (.02)      (.12)         (.04)              .19

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
DECEMBER 28, 2003

                                                            QUARTER ENDED
                                       -------------------------------------------------------
                                       MARCH 30,   JUNE 29,   SEPTEMBER 28,   DECEMBER 28, (c)
                                       ---------   --------   -------------   ----------------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2003
    Revenues........................    $69,734    $74,800       $74,635          $ 74,451
    Cost of sales, excluding
      depreciation and
      amortization..................     36,255     37,589        38,295            39,473
    Operating profit (loss).........      3,616      5,855         5,147           (15,819)
    Income (loss) from continuing
      operations....................     (1,974)    (1,424)          495           (10,180)
    Gain on disposal of discontinued
      operations (Note 19)..........      --         --           --                 2,245
    Net income (loss)...............     (1,974)    (1,424)          495            (7,935)
    Basic and diluted income (loss)
      per share of Class A Common
      Stock and Class B Common Stock
      (b):
        Continuing operations.......       (.03)      (.02)          .01              (.17)
        Discontinued operations.....      --         --           --                   .04
        Net income (loss)...........       (.03)      (.02)          .01              (.13)

---------

(a) Revenues for each of the four quarters in 2002 have been reclassified to conform with the accompanying 2002 full year consolidated statement of operations.

(b) Basic and diluted income (loss) per share have been retroactively adjusted for the effect of the Stock Distribution and have been computed consistently with the annual calculations explained in Note 4. Basic and diluted income
    (loss) per share for each of the Class A and Class B Common Shares are the same for each of the first three quarters of 2002 and for each of the first two quarters and the fourth quarter of 2003 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations in each of those quarters. The basic and diluted income per share for each of the Class A and Class B Common Shares are the same for the quarter ended September 28, 2003 since the difference is less than one cent.

(c) The loss from continuing operations for the quarter ended December 28, 2003 was materially affected by (1) a goodwill impairment charge of $22,000,000 (see Note 15), or $15,591,000 after an income tax benefit of $6,409,000 and
    (2) a gain on sale of business of $5,834,000 (see Notes 8 and 17), or $3,792,000 after income tax provision of $2,042,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

    Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the 'Exchange Act')) as of the end of the period covered by this annual report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be included in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEMS 10, 11, 12, 13 AND 14.

    The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 26, 2004 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections 'Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee' and 'Stock Price Performance Graph' shall not be deemed to be incorporated by reference in this Form 10-K.

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

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
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

  3.3  -- Certificate of Designation of Class B Common Stock,
          Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

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

  4.5  -- Indenture, dated as of May 19, 2003, between Triarc
          Companies, Inc. and Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Registration Statement on Form S-3 dated
          June 19, 2003 (SEC file no. 333-106273).

 4.6 -- Registration Rights Agreement, dated as of May 19, 2003, by and among Triarc Companies, Inc. and Morgan Stanley &
          Co. Incorporated, incorporated herein by reference to
          Exhibit 4.2 to Triarc's Registration Statement on Form S-3 dated June 19, 2003 (SEC file no. 333-106273).

  4.7 -- Supplemental Indenture, dated as of November 21, 2003, between Triarc Companies, Inc. and Wilmington Trust
          Company, as Trustee, incorporated herein by reference to
          Exhibit 4.3 to Triarc's Registration Statement on Form S-3 dated November 24, 2003 (SEC file no. 333-106273).

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

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
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

 10.23 -- First Amendment to the Trust Agreement for the Deferral
          Plan for Senior Executive Officers of Triarc Companies,
          Inc., dated as of April 6, 2001, between Triarc Companies,
          Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated August 14, 2001
          (SEC file no. 1-2207).

 10.24 -- First Amendment to the Trust Agreement for the Deferral
          Plan for Senior Executive Officers of Triarc Companies,
          Inc., dated as of April 6, 2001, between Triarc Companies,
          Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 14, 2001
          (SEC file no. 1-2207).

 10.25 -- Triarc's 2002 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit A to Triarc's 2002 Proxy Statement (SEC file no. 1-2207).

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 10.26 -- Form of Non-Incentive Stock Option Agreement under
          Triarc's 2002 Equity Participation Plan, incorporated
          herein by reference to Exhibit 10.1 to Triarc's Current
          Report on Form 8-K dated March 27, 2003 (SEC file
          no. 1-2207).

 10.27 -- Second Amendment to the Trust Agreement for the Deferral
          Plan for Senior Executive Officers of Triarc Companies,
          Inc., dated as of May 9, 2003, between Triarc Companies,
          Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 11, 2004
          (SEC file no. 1-2207).

 10.28 -- Second Amendment to the Trust Agreement for the Deferral
          Plan for Senior Executive Officers of Triarc Companies,
          Inc., dated as of May 9, 2003, between Triarc Companies,
          Inc. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 11, 2004
          (SEC file no. 1-2207).

 10.29 -- Employment Agreement dated as of November 28, 2003 between Arby's, Inc. and Douglas N. Benham, incorporated herein by reference to Exhibit 10.3 to Triarc's Current
          Report on Form 8-K dated March 11, 2004 (SEC file no. 1-2207).

 21.1  -- Subsidiaries of the Registrant*

 23.1  -- Consent of Deloitte & Touche LLP*

 23.2  -- Consent of BDO Seidman, LLP*

 31.1  -- Certification of the Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.*

 31.2  -- Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.*

 32.1  -- Certification of the Chief Executive Officer and Chief
          Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

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

 (b) Reports on Form 8-K:

     Triarc filed a report on Form 8-K on November 25, 2003, which included information under Items 5 and 7 of such form.

 (d) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

     The consolidated financial statements of Encore Capital Group Inc. (formerly known as MCM Capital Group, Inc.), an investment of the Company accounted for in accordance with the equity method, are hereby incorporated by reference from 'Item 8. Consolidated Financial Statements' of the Annual Report on Form 10-K for the year ended December 31, 2003 of Encore Capital Group, Inc. (SEC file no. 000-26489). A copy of the consolidated financial statements incorporated by reference in this Item 15(d) is included as
     Exhibit 99.1 to this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIARC COMPANIES, INC.
                                         (Registrant)

                                                   /s/ NELSON PELTZ
                                         ....................................
                                                        NELSON PELTZ
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 12, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the registrant in the capacities indicated.

                SIGNATURE                                          TITLES
                ---------                                          ------
             /s/ NELSON PELTZ               Chairman and Chief Executive Officer and Director
 .........................................    (Principal Executive Officer)
              (NELSON PELTZ)

             /s/ PETER W. MAY               President and Chief Operating Officer, and Director
 .........................................    (Principal Operating Officer)
              (PETER W. MAY)

         /s/ FRANCIS T. MCCARRON            Senior Vice President and Chief Financial Officer
 .........................................    (Principal Financial Officer)
          (FRANCIS T. MCCARRON)

           /s/ FRED H. SCHAEFER             Senior Vice President and Chief Accounting Officer
 .........................................    (Principal Accounting Officer)
            (FRED H. SCHAEFER)

            /s/ HUGH L. CAREY               Director
 .........................................
             (HUGH L. CAREY)

             /s/ CLIVE CHAJET               Director
 .........................................
              (CLIVE CHAJET)

           /s/ JOSEPH A. LEVATO             Director
 .........................................
            (JOSEPH A. LEVATO)

          /s/ DAVID E. SCHWAB II            Director
 .........................................
           (DAVID E. SCHWAB II)

          /s/ RAYMOND S. TROUBH             Director
 .........................................
           (RAYMOND S. TROUBH)

           /s/ GERALD TSAI, JR.             Director
 .........................................
            (GERALD TSAI, JR.)

                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as................... 'r'