Form 10-Q
period 2004-03-28
TRIARC COMPANIES INC
filed 2004-05-07
CIK 30697

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [_] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  [X] Yes [_] No

     There were 22,952,546 shares of the registrant's Class A Common Stock and 40,674,347 shares of the registrant's Class B Common Stock outstanding as of April 30, 2004.

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 28,    March 28,
                                                                                    2003 (A)        2004
                                                                                  ------------   ----------
                                                                                       (In Thousands)
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $  560,510    $  480,894
   Short-term investments ......................................................      173,127       236,048
   Receivables .................................................................       13,070        14,799
   Inventories .................................................................        2,416         2,362
   Deferred income tax benefit .................................................       11,284        10,978
   Prepaid expenses, restricted cash and other current assets ..................       12,575         4,555
                                                                                   ----------    ----------
      Total current assets .....................................................      772,982       749,636
Restricted cash equivalents ....................................................       32,467        32,462
Investments ....................................................................       37,363        38,608
Properties .....................................................................      106,231       104,245
Goodwill .......................................................................       64,153        64,153
Other intangible assets ........................................................        8,115         7,892
Deferred costs and other assets ................................................       21,654        20,152
                                                                                   ----------    ----------
                                                                                   $1,042,965    $1,017,148
                                                                                   ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...........................................   $   35,637    $   36,181
   Accounts payable ............................................................       16,314        11,771
   Accrued expenses and other current liabilities ..............................       86,462        72,494
   Current liabilities relating to discontinued operations .....................       24,004        23,787
                                                                                   ----------    ----------
      Total current liabilities ................................................      162,417       144,233
Long-term debt .................................................................      483,280       474,132
Deferred compensation payable to related parties ...............................       29,144        30,029
Deferred income taxes ..........................................................       48,697        48,125
Other liabilities, deferred income and minority interests in a consolidated
   subsidiary ..................................................................       31,821        31,480
Stockholders' equity:
   Class A common stock ........................................................        2,955         2,955
   Class B common stock ........................................................        5,910         5,910
   Additional paid-in capital ..................................................      129,572       131,645
   Retained earnings ...........................................................      341,642       334,148
   Common stock held in treasury ...............................................     (203,168)     (198,277)
   Deferred compensation payable in common stock ...............................       10,160        11,684
   Accumulated other comprehensive income ......................................          535         1,084
                                                                                   ----------    ----------
      Total stockholders' equity ...............................................      287,606       289,149
                                                                                   ----------    ----------
                                                                                   $1,042,965    $1,017,148
                                                                                   ==========    ==========

(A) Derived from the audited consolidated financial statements as of December 28, 2003.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended
                                                                                 ---------------------
                                                                                 March 30,   March 28,
                                                                                   2003         2004
                                                                                 ---------   ---------
                                                                                  (In Thousands Except
                                                                                   Per Share Amounts)
                                                                                       (Unaudited)
Revenues:
   Net sales .................................................................    $48,497     $46,724
   Royalties and franchise and related fees ..................................     21,237      22,467
                                                                                  -------     -------
                                                                                   69,734      69,191
                                                                                  -------     -------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization ....................     36,255      37,385
   Advertising and selling ...................................................      3,100       4,167
   General and administrative ................................................     23,380      24,310
   Depreciation and amortization, excluding amortization of deferred
      financing costs ........................................................      3,383       3,351
                                                                                  -------     -------
                                                                                   66,118      69,213
                                                                                  -------     -------
         Operating profit (loss) .............................................      3,616         (22)
Interest expense .............................................................     (8,458)     (9,634)
Insurance expense related to long-term debt ..................................     (1,092)       (991)
Investment income, net .......................................................      3,141       6,524
Costs related to proposed business acquisition not consummated ...............         --        (753)
Other income, net ............................................................        557         729
                                                                                  -------     -------
         Loss before income taxes ............................................     (2,236)     (4,147)
Benefit from income taxes ....................................................        262         991
                                                                                  -------     -------
         Net loss ............................................................    $(1,974)    $(3,156)
                                                                                  =======     =======
Basic and diluted loss per share:
      Class A common stock ...................................................    $  (.03)    $  (.05)
                                                                                  =======     =======
      Class B common stock ...................................................    $  (.03)    $  (.05)
                                                                                  =======     =======

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                        ---------------------
                                                                                        March 30,   March 28,
                                                                                           2003        2004
                                                                                        ---------   ---------
                                                                                            (In Thousands)
                                                                                              (Unaudited)
Cash flows from continuing operating activities:
   Net loss .........................................................................   $ (1,974)   $ (3,156)
   Adjustments to reconcile net loss to net cash used in continuing operating activities:
         Operating investment adjustments, net (see below) ..........................     (6,766)     13,815
         Depreciation and amortization of properties ................................      3,059       3,030
         Amortization of other intangible assets and certain other items ............        324         321
         Amortization of deferred financing costs and original issue discount .......        451         651
         Deferred compensation provision ............................................        789         885
         Equity in earnings of investee .............................................       (577)       (580)
         Deferred income tax benefit ................................................       (219)       (572)
         Unfavorable lease liability recognized .....................................       (385)       (438)
         Deferred vendor incentive recognized .......................................       (458)       (386)
         Increase in deferred franchise fee revenues ................................        792         172
         Collection of litigation settlement receivable .............................      1,667          --
         Other, net .................................................................        328         290
         Changes in operating assets and liabilities:
            Increase in receivables .................................................       (192)     (1,766)
            Decrease in inventories .................................................        127          54
            (Increase) decrease in prepaid expenses and other current assets ........       (231)        753
            Decrease in accounts payable and accrued expenses and other current
               liabilities ..........................................................    (17,208)    (14,077)
                                                                                        --------    --------
               Net cash used in continuing operating activities .....................    (20,473)     (1,004)
                                                                                        --------    --------
Cash flows from continuing investing activities:
   Investment activities, net (see below) ...........................................     35,492     (70,090)
   Capital expenditures .............................................................       (721)     (1,052)
   Other, net .......................................................................        (66)        (35)
                                                                                        --------    --------
               Net cash provided by (used in) continuing investing activities .......     34,705     (71,177)
                                                                                        --------    --------
Cash flows from continuing financing activities:
   Repayments of long-term debt .....................................................     (8,296)     (8,605)
   Dividends paid ...................................................................         --      (4,338)
   Repurchases of common stock for treasury .........................................         --      (1,381)
   Exercises of stock options .......................................................      1,692       7,083
   Transfers from restricted cash equivalents collateralizing long-term debt ........         53          23
                                                                                        --------    --------
               Net cash used in continuing financing activities .....................     (6,551)     (7,218)
                                                                                        --------    --------
Net cash provided by (used in) continuing operations ................................      7,681     (79,399)
Net cash provided by (used in) discontinued operations ..............................      3,324        (217)
                                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents ................................     11,005     (79,616)
Cash and cash equivalents at beginning of period ....................................    456,388     560,510
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $467,393    $480,894
                                                                                        ========    ========

Detail of cash flows related to investments:
   Operating investment adjustments, net:
      Proceeds from sales of trading securities .....................................   $  5,919    $100,912
      Cost of trading securities purchased ..........................................    (12,014)    (84,634)
      Net recognized losses (gains) from trading securities and short positions in
         securities .................................................................        (49)        443
      Other net recognized gains, including other than temporary losses .............       (729)     (2,242)
      Net (accretion of discount) amortization of premium on debt securities ........        107        (664)
                                                                                        --------    --------
                                                                                        $ (6,766)   $ 13,815
                                                                                        ========    ========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                        Three Months Ended
                                                                                      ---------------------
                                                                                      March 30,   March 28,
                                                                                         2003        2004
                                                                                      ---------   ---------
                                                                                         (In Thousands)
                                                                                           (Unaudited)
Investing investment activities, net:
   Proceeds from sales and maturities of available-for-sale securities and other
      investments..................................................................    $ 47,943   $  43,718
   Cost of available-for-sale securities and other investments purchased ..........     (17,759)   (119,632)
   Proceeds of securities sold short ..............................................       9,886       7,100
   Payments to cover short positions in securities ................................      (5,530)     (8,543)
   Decrease in restricted cash collateralizing obligations for short positions
      in securities ...............................................................         952       7,267
                                                                                       --------   ---------
                                                                                       $ 35,492   $ (70,090)
                                                                                       ========   =========

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 28, 2004
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 2003 and March 28, 2004 and its results of operations and cash flows for the three-month periods ended March 30, 2003 and March 28, 2004 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first quarter of fiscal 2003 commenced on December 30, 2002 and ended on March 30, 2003 and the Company's first quarter of fiscal 2004 commenced on December 29, 2003 and ended on March 28, 2004. The period from December 30, 2002 to March 30, 2003 is referred to herein as the three-month period ended March 30, 2003 and the period from December 29, 2003 to March 28, 2004 is referred to herein as the three-month period ended March 28, 2004. Each quarter contained 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

     Loss per share amounts in the accompanying condensed consolidated financial statements and notes thereto for the three-month period ended March 30, 2003 have been retroactively adjusted for the effect of a stock distribution (the "Stock Distribution") during the third quarter of 2003 of two shares of the Company's class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares") for each share of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") as if the Stock Distribution had occurred at the beginning of 2003 as described in more detail in Note 4 to the consolidated financial statements contained in the Form 10-K. Certain amounts included in the accompanying prior quarter's condensed consolidated statement of cash flows have been reclassified to conform with the current quarter's presentation.

(2)  Stock-Based Compensation

     The Company maintains several equity plans (the "Equity Plans") which collectively provide or provided for the grant of stock options, tandem stock appreciation rights and restricted shares of the Company's common stock to certain officers, other key employees, non-employee directors and consultants and shares of the Company's common stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors.

     The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method rather than the fair value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's Class A Common Stock and/or Class B Common Stock, as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 28, 2004
                                   (Unaudited)

     A summary of the effect on net loss and loss per share in each quarter presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                                                  Three Months Ended
                                                                                ---------------------
                                                                                March 30,   March 28,
                                                                                  2003         2004
                                                                                ---------   ---------
Net loss, as reported........................................................    $(1,974)    $(3,156)
Recognition of total stock-based employee compensation expense determined
   under the fair value method, net of related income taxes .................     (1,270)       (518)
                                                                                 -------     -------
Net loss, as adjusted........................................................    $(3,244)    $(3,674)
                                                                                 =======     =======
Basic and diluted loss per share of Class A Common Stock and Class B
   Common Stock:
      As reported ...........................................................    $  (.03)    $  (.05)
      As adjusted ...........................................................       (.05)       (.06)

     The fair value of these stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes option pricing model (the "Black-Scholes Model") with the weighted average assumptions set forth below for options granted during the three-month period ended March 28, 2004:

                                                             Three Months Ended
                                                               March 28, 2004
                                                             ------------------
                                                              Class A   Class B
                                                              Options   Options
                                                              -------   -------
Risk-free interest rate...................................      3.23%     3.71%
Expected option life in years.............................         7         7
Expected volatility.......................................      20.4%     33.0%
Dividend yield............................................      2.41%     2.61%

     During the three-month period ended March 28, 2004, the Company granted 15,000 stock options each exercisable for one share of Class A Common Stock and 180,000 stock options each exercisable for one share of Class B Common Stock under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted average grant date fair values of each of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $2.22 and $3.42, respectively. There were no stock options granted during the three-month period ended March 30, 2003.

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

(3)  Income Taxes

     As previously disclosed in Note 13 to the consolidated financial statements contained in the Form 10-K, the Internal Revenue Service has commenced an examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. The Company has not received any notices of proposed adjustments. However, should any income taxes or interest be assessed as a result of this examination or any state examination for periods through the October 25, 2000 date of the sale of the Company's former beverage businesses (see Note 5), the

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 28, 2004
                                   (Unaudited)

purchaser has agreed to pay up to $4,984,000 of any resulting income taxes or associated interest relating to the operations of those former beverage businesses. Management of the Company believes that adequate aggregate provisions have been made in prior periods for any liabilities, including interest, that may result from the completion of this examination.

(4) Comprehensive Loss

     The following is a summary of the components of comprehensive loss, net of income taxes (in thousands):

                                                                      Three Months Ended
                                                                    ---------------------
                                                                    March 30,   March 28,
                                                                       2003        2004
                                                                    ---------   ---------
Net loss ........................................................    $(1,974)    $(3,156)
Unrealized gains on available-for-sale securities (see below) ...         69         552
Net change in currency translation adjustment ...................          6          (3)
                                                                     -------     -------
Comprehensive loss ..............................................    $(1,899)    $(2,607)
                                                                     =======     =======

     The following is a summary of the components of the unrealized gains on available-for-sale securities included in other comprehensive loss (in thousands):

                                                                              Three Months Ended
                                                                            ---------------------
                                                                            March 30,   March 28,
                                                                              2003        2004
                                                                            ---------   ---------
Increase (decrease) in net unrealized appreciation or depreciation of
   available-for-sale securities during the quarter .....................     $(19)       $ 262
Plus reclassification of prior period net depreciation included
   in net loss ..........................................................      135          598
                                                                              ----        -----
                                                                               116          860
Equity in change in unrealized gain on a retained interest ..............       (7)          (2)
Equity in change in unrealized gain on available-for-sale securities ....        2           --
Income tax provision ....................................................      (42)        (306)
                                                                              ----        -----
                                                                              $ 69        $ 552
                                                                              ====        =====

(5) Discontinued Operations

     Prior to 2002 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations"), (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company, and (3) substantially all of its interest in a partnership and subpartnership comprising the Company's former propane business segment (the "Propane Discontinued Operations"). There remain certain obligations not transferred to the buyers of the Beverage, SEPSCO and Propane Discontinued Operations to be liquidated. The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company.

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                       December 28,   March 28,
                                                                                           2003          2004
                                                                                       ------------   ---------
Accrued expenses, including accrued income taxes, of the Beverage
   Discontinued Operations .........................................................      $22,460      $22,283
Liabilities relating to the SEPSCO and the Propane Discontinued Operations .........        1,544        1,504
                                                                                          -------      -------
                                                                                          $24,004      $23,787
                                                                                          =======      =======

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 28, 2004
                                   (Unaudited)

     The Company expects that the liquidation of these remaining liabilities associated with all of these discontinued operations will not have any material adverse impact on its financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(6) Retirement Benefit Plans

     The Company maintains two defined benefit plans, the benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans. The measurement date used by the Company in determining the components of pension expense is December 31.

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                            Three Months Ended
                                                          ---------------------
                                                          March 30,   March 28,
                                                            2003         2004
                                                          ---------   ---------
Service cost (consisting entirely of plan expenses) ...     $ 21        $ 22
Interest cost .........................................       62          61
Expected return on the plans' assets ..................      (66)        (71)
Amortization of unrecognized net loss .................       17           8
                                                            ----        ----
   Net periodic pension cost ..........................     $ 34        $ 20
                                                            ====        ====

     The Company currently expects to contribute an aggregate $264,000 to its two defined benefit plans for all of 2004, of which $33,000 was contributed during the three-month period ended March 28, 2004.

(7) Loss Per Share

     Net loss for any period, including the three-month periods ended March 30, 2003 and March 28, 2004, is allocated equally among each share of Class A Common Stock and Class B Common Stock. Basic loss per share has been computed by dividing the allocated loss for the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class adjusted for the Stock Distribution. The weighted average number of Class A Common Shares for the three-month periods ended March 30, 2003 and March 28, 2004 are 20,413,000 and 19,992,000, respectively. The weighted average number of Class B Common Shares adjusted for the Stock Distribution for the three-month periods ended March 30, 2003 and March 28, 2004 are 40,826,000 and 40,154,000, respectively. The weighted average number of shares for the three-month period ended March 28, 2004 include the weighted average 376,000 shares of Class A Common Stock and 753,000 shares of Class B Common Stock held in deferred compensation trusts which are not reported as outstanding shares for financial statement purposes (see Note 8).

     Diluted loss per share for the three-month periods ended March 30, 2003 and March 28, 2004 is the same as basic loss per share for each of the Class A and Class B Common Shares since the Company reported a net loss for each of these periods and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive.

     The only remaining Company securities as of March 28, 2004 that could dilute basic income per share for periods subsequent to March 28, 2004 are (1) outstanding stock options which are exercisable into 7,117,000 shares and 14,587,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (2) $175,000,000 of 5% convertible notes which are convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 28, 2004
                                   (Unaudited)

(8) Transactions with Related Parties

     Prior to 2003 the Company provided incentive compensation of $22,500,000, in the aggregate, to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $789,000 and $885,000 was recognized in the three-month periods ended March 30, 2003 and March 28, 2004, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company is permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income from investments in the Deferred Compensation Trusts of $453,000 and $744,000 during the three-month periods ended during March 30, 2003 and March 28, 2004, respectively. Such net investment income during the three-month periods ended March 30, 2003 and March 28, 2004 consisted of $452,000 and $828,000, respectively, of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, which included increases in value of $297,000 and $777,000 prior to the three-month periods ended March 30, 2003 and March 28, 2004, respectively, and $1,000 and $2,000, respectively, of interest income less $86,000 of investment fees during the three-month period ended March 28, 2004. Recognized gains and interest income are included in "Investment income, net" and deferred compensation expense is included in "General and administrative" in the accompanying condensed consolidated statements of operations. As of March 28, 2004, the obligation to the Executives is $30,029,000 reported as "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets. As of March 28, 2004, the assets in the Deferred Compensation Trusts consisted of $22,196,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, $1,750,000 included in "Cash and cash equivalents" and $495,000 included in "Receivables" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     In February 2004 the Executives exercised an aggregate 125,000 options each to purchase one share of Class A Common Stock and two shares of Class B Common Stock (the "Package Options") under the Company's Equity Plans and paid the exercise price utilizing shares of the Company's Class B Common Stock received by the Executives in connection with the Stock Distribution and effectively owned by the Executives for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $1,524,000, represented by an additional 45,915 shares of Class A Common Stock and 91,815 shares of Class B Common Stock based on the market price at the date of exercise. Such shares are being held in two additional deferred compensation trusts (the "Additional Deferred Compensation Trusts"). The Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2005. The resulting obligation of $1,524,000 is included in the "Deferred compensation payable in common stock" component of "Stockholders' equity" in the accompanying condensed consolidated balance sheet as of March 28, 2004.

     On April 20, 2004 the Executives exercised an aggregate 2,725,000 Package Options and paid the exercise price utilizing shares of the Company's Class B Common Stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $31,869,000, represented by an additional 1,001,535 shares of Class A Common Stock and 2,003,072 shares of Class B Common Stock based on the market price at the date of exercise. Such shares are being held in the Additional Deferred Compensation Trusts referred to in the preceding paragraph. The Company will report the resulting obligation of $31,869,000 in the "Deferred compensation payable in common stock" component of "Stockholders' equity" for the quarter ending June 27, 2004.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 23 to the consolidated financial statements contained in the Form 10-K.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 28, 2004
                                   (Unaudited)

(9) Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc. ("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and, as of March 28, 2004, the work at the site has been substantially completed. Adams submitted its contamination assessment report to the FDEP in March 2004 and has recommended that no additional assessment and/or remedial action be required and that the property be monitored in accordance with an approved natural attenuation monitoring plan. The FDEP has agreed to a monitoring plan, subject to a reevaluation of the need for additional assessment at the end of two monitoring events. Based on an original cost estimate of approximately $1,000,000 for completion of the work plan developed by Adams' environmental consultant, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees prior to 2003.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through March 28, 2004, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,000,000 as of March 28, 2004. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(10) Subsequent Event

     The Company intends to form jointly with Deerfield & Company LLC ("Deerfield") an investment adviser to manage the assets of Triarc Deerfield Investment Corporation ("Triarc Deerfield"), a newly-formed business development company that on April 19, 2004 filed a registration statement, which has not yet become effective, with the Securities and Exchange Commission relating to a proposed $750,000,000 initial offering of its common stock. Deerfield, through its subsidiary Deerfield Capital Management LLC, is a registered investment adviser. Additionally, the Company is engaged in negotiations with certain owners of Deerfield concerning the possible acquisition by the Company of a controlling interest in Deerfield and an additional capital commitment by the Company. Together, the purchase price and capital commitment are currently expected to aggregate approximately $185,000,000.

     There can be no assurance that the initial public offering of common stock of Triarc Deerfield will be completed, that the owners of Deerfield will enter into a definitive agreement with the Company to sell a controlling interest in Deerfield to the Company or that such an acquisition will be completed.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Item 7 of our 2003 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes pertaining to these topics. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 5."

      We currently operate solely in the restaurant business through our franchised and Company-owned Arby's restaurants. We derive our revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While approximately 60% of our existing royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.4% for the three months ended March 28, 2004. We also derive investment income from our investments.

      We intend to enhance the value of our company by increasing the revenues of the Arby's restaurant business. In April 2004, we began adding new Arby's menu items such as salads and low carbohydrate offerings and we are continuing to focus on growing the number of restaurants in the Arby's system and implementing new operational initiatives targeted at service levels and convenience.

      As discussed below under "Liquidity and Capital Resources - Acquisitions and Investments," we continue to evaluate our options for the use of our significant cash, cash equivalent and investment position, including business acquisitions, repurchases of our common shares and investments. In recent periods we evaluated a number of business acquisition opportunities and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders. In that regard, we intend to form an investment adviser jointly with a company for which we are negotiating to acquire a controlling interest, as discussed further in that section.

      In recent periods our restaurant business has experienced the following trends:

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

        o The continuing proliferation of competitors in the higher end of the sandwich category, many of whom are competing with Arby's in the offering of higher-priced sandwiches with perceived higher levels of freshness, quality and customization;

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

Presentation of Financial Information

      We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first quarter of fiscal 2003 commenced on December 30, 2002 and ended on March 30, 2003, and our first quarter of fiscal 2004 commenced on December 29, 2003 and ended on March 28, 2004. When we refer to the "three months ended March 30, 2003," or the "2003 first quarter," we mean the period from December 30, 2002 to March 30, 2003, and when we refer to the "three months ended March 28, 2004," or the "2004 first quarter," we mean the period from December 29, 2003 to March 28, 2004. Each quarter contained 13 weeks. Our 2004 fiscal year will end on January 2, 2005 and will contain 53 weeks compared with 52 weeks in 2003. Accordingly, our results of operations for the remaining nine months of fiscal 2004 will contain one more week than the comparable period of fiscal 2003. All references to years and quarters relate to fiscal periods rather than calendar periods.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2003 first quarter and the 2004 first quarter. We consider certain percentage changes between these quarters to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                                       Three Months Ended
                                                                     ---------------------        Change
                                                                     March 30,   March 28,   ----------------
                                                                        2003        2004     Amount   Percent
                                                                     ---------   ---------   ------   -------
                                                                           (In Millions Except Percents)
Revenues:
   Net sales .....................................................     $48.5       $46.7     $(1.8)      (4)%
   Royalties and franchise and related fees ......................      21.2        22.5       1.3        6 %
                                                                       -----       -----     -----
                                                                        69.7        69.2      (0.5)      (1)%
                                                                       -----       -----     -----
Costs and expenses:
   Cost of sales, excluding depreciation and amortization ........      36.2        37.3       1.1        3 %
   Advertising and selling .......................................       3.1         4.2       1.1       35 %
   General and administrative ....................................      23.4        24.3       0.9        4 %
   Depreciation and amortization, excluding amortization of
      deferred financing costs ...................................       3.4         3.4        --       --
                                                                       -----       -----     -----
                                                                        66.1        69.2       3.1        5 %
                                                                       -----       -----     -----
         Operating profit ........................................       3.6          --      (3.6)    (100)%
Interest expense .................................................      (8.5)       (9.6)     (1.1)     (13)%
Insurance expense related to long-term debt ......................      (1.1)       (1.0)      0.1        9 %
Investment income, net ...........................................       3.1         6.5       3.4      110 %
Costs related to proposed business acquisition not consummated ...        --        (0.8)     (0.8)     n/m
Other income, net ................................................       0.6         0.7       0.1       17 %
                                                                       -----       -----     -----
         Loss before income taxes ................................      (2.3)       (4.2)     (1.9)     (83)%
Benefit from income taxes ........................................       0.3         1.0       0.7      n/m
                                                                       -----       -----     -----
         Net loss ................................................     $(2.0)      $(3.2)    $(1.2)     (60)%
                                                                       =====       =====     =====

Three Months Ended March 28, 2004 Compared with Three Months Ended March 30,
2003

Net Sales

     Our net sales, which were generated entirely from Company-owned Arby's restaurants, decreased $1.8 million, or 4%, to $46.7 million for the three months ended March 28, 2004 from $48.5 million for the three months ended March 30, 2003. This decrease reflects (1) a $1.4 million decrease due to a 3% decline in same-store sales of Company-owned restaurants and (2) a $0.4 million decrease due to the closing of three underperforming Company-owned restaurants since March 30, 2003. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The decline in same-store sales principally resulted from unfavorable performance in our restaurants in the Michigan region, an area where approximately one-third of our Company-owned restaurants are located which has been particularly impacted by high unemployment. Outside of the Michigan region, our same-store sales for the 2004 first quarter were approximately flat compared with the 2003 first quarter. Same-store sales in the 2004 first quarter also reflect increased price promotions compared with the 2003 first quarter, although we are unable to determine if the incremental effect on sales volume of the price promotions was sufficient to exceed or offset the unfavorable effect on pricing.

     We expect that same-store sales of Company-owned restaurants for the remainder, as well as for the full year, of 2004 will exceed the comparable periods of 2003. We expect that this sales growth will result from the introduction of new salads and low carbohydrate menu offerings which commenced in April 2004, new operational initiatives targeted at service levels and convenience and an increased focus on remodeling of restaurants with solid sales growth potential. We intend to support the introduction of our new menu offerings with national cable television and local advertising as well as various price promotions. Further, the same-store sales comparisons during the remainder of 2004 will be favorably impacted by the weak

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

same-store sales performance of the comparable period of 2003. We presently expect to open only one new Company-owned restaurant during the remainder of 2004 and will continue to evaluate whether to close any underperforming restaurants. Specifically, we have eleven restaurants where the leases for the facilities reach an expiration or renewal option date during the remainder of 2004 and we will review the performance of each of these restaurants in connection with the decision to extend or renew these leases. However, we currently anticipate the extension or renewal of most of these leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from franchised restaurants, increased $1.3 million, or 6%, to $22.5 million for the three months ended March 28, 2004 from $21.2 million for the three months ended March 30, 2003, reflecting a $1.1 million, or 5%, increase in royalties and a $0.2 million increase in franchise and related fees. The increase in royalties resulted from the royalties from the 126 restaurants opened since March 30, 2003, with generally higher than average sales volumes, replacing the royalties from the 73 generally underperforming restaurants closed since March 30, 2003. The increase in franchise and related fees includes a $0.1 million increase due to the opening of 5 additional franchised restaurants in the three months ended March 28, 2004 compared with the three months ended March 30, 2003.

     Same-store sales of franchised restaurants during the 2004 first quarter were approximately flat compared with the weak same-store sales performance of the 2003 first quarter. The Arby's national cable advertising campaign in the 2004 first quarter was three weeks in duration and featured an existing product promotion, whereas the advertising campaign in the 2003 first quarter was four weeks in duration and featured a new product promotion. We expect to experience positive same-store sales growth during the remainder of 2004 due to the introduction of new salads and low carbohydrate menu offerings, new operational initiatives targeted at service levels and convenience and weak same-store sales performance of the comparable period of 2003. We anticipate the effect on royalties of the improvement in same-store sales will be slightly offset by a decrease in franchise and related fees resulting principally from fewer projected franchised restaurant openings during the remainder of 2004 compared with the comparable 2003 period.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, which resulted entirely from the Company-owned Arby's restaurants, increased $1.1 million, or 3%, to $37.3 million, representing a gross margin of 20%, for the three months ended March 28, 2004 from $36.2 million, representing a gross margin of 25%, for the three months ended March 30, 2003. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales, excluding depreciation and amortization is principally a result of increases in the cost of roast beef of approximately $0.8 million. The decrease in gross margins, in addition to reflecting the higher roast beef costs, was impacted by the increased price promotions previously referred to under "Net Sales" above. Our Company-owned restaurants have experienced increases in the cost of roast beef, the largest component of our menu offerings, resulting from decreased supplies and increased demand which adversely affected our cost of sales commencing during the second half of 2003. We expect these higher roast beef costs will continue throughout 2004 and estimate that the increased costs will adversely affect our cost of sales for the remainder of 2004 by between approximately $1.2 million and $1.9 million. However, these increases should be slightly offset by improved operating efficiencies that we anticipate commencing during the 2004 fourth quarter from the planned implementation of new restaurant systems and technology.

     Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses increased $1.1 million, or 35%, principally due to the timing within each year of our contractual commitment as the Arby's franchisor for advertising support. We contributed and expensed $0.8 million toward the Arby's national cable television advertising campaign in the 2004 first quarter, whereas we did not contribute to the similar advertising campaign in the 2003 first quarter. We expect to contribute and expense $2.2 million during the remainder of the 2004 year compared with $3.1 million of expense under our previous commitment during the comparable period of 2003.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

General and Administrative

     Our general and administrative expenses increased $0.9 million principally reflecting $0.7 million of severance charges.

Interest Expense

     Interest expense increased $1.1 million principally reflecting $2.4 million of interest expense, including related amortization of deferred financing costs, on the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003. This increase was partially offset principally by the effect on interest expense of lower outstanding amounts of our other long-term debt including (1) $0.5 million relating to our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, and (2) $0.4 million associated with the leasehold, equipment and mortgage notes related to our Company-owned restaurants.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                  Three Months Ended
                                              -------------------------
                                              March 30,     March 28,
                                                2003          2004        Change
                                              ---------   -------------   ------
                                                          (In Millions)
Interest income............................     $ 2.0         $ 4.1        $2.1
Recognized net gains.......................       1.0           1.8         0.8
Distributions, including dividends.........       0.4           0.7         0.3
Other .....................................      (0.3)         (0.1)        0.2
                                                -----         -----        ----
                                                $ 3.1         $ 6.5        $3.4
                                                =====         =====        ====

     The increase in interest income is due to an increase in average rates on our interest-bearing investments and, to a lesser extent, higher average amounts of these investments. Average rates on our interest-bearing investments increased from 1.4% in the 2003 first quarter to 2.5% in the 2004 first quarter principally due to our investing in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes. Our recognized net gains include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to repurchase. During the 2003 first quarter and 2004 first quarter our recognized net gains included $0.5 million and $0.8 million, respectively, of realized gains from the sale of certain cost-method investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Loss Before Income Taxes." These gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including the investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable.

     As of March 28, 2004, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $7.9 million and $(5.0) million, respectively, included in accumulated other comprehensive income. We presently believe that the unrealized losses are not other than temporary. Should either
(1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Costs Related to Proposed Business Acquisition Not Consummated

     In the 2004 first quarter we expensed $0.8 million of costs related to a proposed business acquisition that we decided not to pursue. There was no similar charge in the 2003 first quarter.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Loss Before Income Taxes

     Our loss before income taxes increased $1.9 million to $4.2 million for the three months ended March 28, 2004 from $2.3 million for the three months ended March 30, 2003 due to the effect of the variances explained in the captions above.

     We recognized deferred compensation expense of $0.8 million in the 2003 first quarter and $0.9 million in the 2004 first quarter, within general and administrative expenses, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we are permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. During the 2003 first quarter and 2004 first quarter we recognized investment income on the investments in the Deferred Compensation Trusts of $0.5 million and $0.7 million, respectively, consisting of the $0.5 million and $0.8 million of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts referred to above under "Investment Income, Net," including increases in value of $0.3 million and $0.8 million, respectively, prior to the respective quarters, less $0.1 million of investment fees during the 2004 first quarter. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

     The benefit from income taxes represented effective rates of 24% and 12% for the three months ended March 28, 2004 and March 30, 2003, respectively. The effective benefit rates are lower than the United States Federal Statutory rate of 35% due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. The effective benefit rate is lower in the 2003 first quarter than the 2004 first quarter due to the greater impact of the above items on the lower pretax loss in the 2003 first quarter.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $1.0 million during the three months ended March 28, 2004 reflecting (1) cash used by changes in operating assets and liabilities of $15.0 million and (2) a net loss of $3.2 million, both partially offset by (1) net operating investment adjustments of $13.8 million and (2) net non-cash charges of $3.4 million.

     The cash used by changes in operating assets and liabilities of $15.0 million principally reflected (1) an $8.8 million reduction in accrued compensation and related benefits principally due to the annual payment of previously accrued incentive compensation and (2) a $4.5 million decrease in accounts payable principally due to (a) the settlement of trading securities purchased during late 2003, (b) the acceleration of payments to a major distributor to obtain more favorable pricing terms and (c) seasonally lower restaurant purchases in the first quarter of the year. The net operating investment adjustments of $13.8 million principally reflected $16.3 million of proceeds from sales of trading securities in excess of purchases partially offset by $1.8 million of net recognized gains, principally on sales of available-for-sale securities and cost-method investments. The net non-cash charges of $3.4 million principally relate to depreciation and amortization of $4.0 million.

     Excluding the effect of the net sales of trading securities, which represent cash provided from the discretionary sale of investments, our continuing operating activities used cash of $17.3 million in the 2004 first quarter. We expect positive cash flows from continuing operating activities for the remaining nine months of 2004, excluding the effect, if any, of net sales or purchases of trading securities. We expect that (1) our operating results before net non-cash charges will improve during the remainder of 2004 and (2) the annual payment of incentive compensation impacting the cash used in operating activities in the 2004 first quarter should not recur during the remainder of 2004 and, to a large extent, should reverse.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $605.4 million at March 28, 2004, reflecting a current ratio, which equals current assets divided by current liabilities, of 5.2:1. Working capital decreased $5.2 million from $610.6 million at December 28, 2003 principally due to (1) long-term debt repayments of $8.6 million and (2) dividends paid of $4.3 million, both partially offset by proceeds from exercises of stock options of $7.1 million.

     Our total capitalization at March 28, 2004 was $799.4 million consisting of stockholders' equity of $289.1 million and long-term debt of $510.3 million, including current portion. Our total capitalization decreased $7.1 million from $806.5 million at December 28, 2003 principally due to (1) the long-term debt repayments of $8.6 million, (2) the dividends paid of $4.3 million and (3) the net loss of $3.2 million, all partially offset by (1) the proceeds from stock option exercises of $7.1 million and (2) the income tax benefit from exercises of stock options of $1.4 million which is reported as an increase in "Additional paid-in capital" in our accompanying condensed consolidated balance sheet.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $228.7 million as of March 28, 2004, which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Securitization Indenture, we currently estimate that we will repay $16.9 million during the remaining nine months of 2004 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

Restaurant Notes

     We have outstanding, through our ownership of Sybra, Inc., leasehold notes, equipment notes and mortgage notes relating to our Company-owned restaurants with a total remaining principal balance of $76.5 million as of March 28, 2004. The leasehold notes have a remaining principal balance of $68.6 million and are due in equal monthly installments including interest through 2021, of which $4.0 million is due during the remaining nine months of 2004. The equipment notes have a remaining principal balance of $4.7 million and are due in equal monthly installments including interest through 2009, of

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

which $1.1 million is due during the remaining nine months of 2004. The mortgage notes have a remaining principal balance of $3.2 million and are due in equal monthly installments including interest through 2018, of which $0.1 million is due during the remaining nine months of 2004.

Other Long-Term Debt

     We have outstanding $175.0 million of 5% Convertible Notes due 2023 which do not have any scheduled principal repayments prior to 2023. We have a secured bank term loan payable through 2008 with an outstanding principal amount of $14.3 million as of March 28, 2003, of which $2.4 million is due during the remaining nine months of 2004. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $11.0 million as of March 28, 2004, of which $1.5 million is due during the remaining nine months of 2004. In addition, we have mortgage notes payable through 2016 related to restaurants we sold in 1997 with outstanding principal amounts totaling $2.9 million as of March 28, 2004, of which $0.1 million is due during the remaining nine months of 2004.

Revolving Credit Facilities

     We did not have any revolving credit facilities as of March 28, 2004.

Debt Repayments and Covenants

     Our total scheduled long-term debt repayments during the remaining nine months of 2004 are $26.6 million consisting principally of the $16.9 million expected to be paid under the Securitization Notes, $5.2 million under the restaurant leasehold, equipment and mortgage notes, $2.4 million under the secured bank term loan and $1.5 million under the secured promissory note.

     The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust and Sybra. We were in compliance with all of these covenants as of March 28, 2004.

     In accordance with the Securitization Indenture, as of March 28, 2004 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on April 20, 2004, $1.2 million relating to cash flows for the calendar month of March 2004 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Under the plan of reorganization of Sybra confirmed by a United States Bankruptcy Court under which we acquired Sybra, we agreed that Sybra would not pay any distributions prior to December 27, 2004.

     Sybra is required to maintain a fixed charge coverage ratio under the agreements for the leasehold notes and mortgage notes and Sybra was in compliance with the minimum fixed charge coverage ratio as of March 28, 2004.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of March 28, 2004, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of March 28, 2004. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $38.6 million as of March 28, 2004, associated with our 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $2.5 million during the remaining nine months of 2004 with insignificant payments in 2005 through 2008 reducing the taxes payable in 2009 to approximately $35.8 million.

     Triarc guarantees mortgage notes payable through 2015 of approximately $40.0 million as of March 28, 2004 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations could total a maximum of approximately $57.0 million as of March 28, 2004, assuming the purchaser has made all scheduled payments under those lease obligations through that date.

Capital Expenditures

     Cash capital expenditures amounted to $1.1 million during the 2004 first quarter. We expect that cash capital expenditures will be approximately $12.3 million for the remaining nine months of 2004, principally relating to Company-owned restaurants for (1) remodel and maintenance capital expenditures,
(2) computer hardware required for the implementation of new restaurant systems and technology and (3) a planned restaurant opening. There were $0.2 million of outstanding commitments for capital expenditures as of March 28, 2004.

Computer Software Expenditures

     In addition, we expect to make cash expenditures of approximately $0.9 million for the remaining nine months of 2004 for computer software, principally relating to the new restaurant systems and technology. There were $0.3 million of outstanding commitments for computer software as of March 28, 2004.

Acquisitions and Investments

     As of March 28, 2004, we have $728.7 million of cash, cash equivalents and investments, including $38.6 million of investments classified as non-current and net of $26.9 million of securities sold with an obligation for us to purchase included in "Accrued expenses and other current liabilities" in our accompanying condensed consolidated balance sheet. The cash equivalents and non-current investments include $23.9 million of investments, at cost, in the Deferred Compensation Trusts designated to satisfy deferred compensation. We also had $32.5 million of restricted cash and cash equivalents including $30.5 million related to the Securitization Notes. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

     In that regard, we intend to form jointly with Deerfield & Company LLC, which we refer to as Deerfield, an investment adviser to manage the assets of Triarc Deerfield Investment Corporation, which we refer to as Triarc Deerfield. Triarc Deerfield is a newly-formed business development company that on April 19, 2004 filed a registration statement, which has not yet become effective, with the Securities and Exchange Commission relating to a proposed $750.0 million initial offering of its common stock. Deerfield, through its subsidiary Deerfield Capital Management LLC, is a registered investment adviser. Additionally, we are engaged in negotiations with certain owners of Deerfield concerning the possible acquisition by us of a controlling interest in Deerfield and an additional capital commitment by us. Together, the purchase price and capital commitment are currently expected to aggregate approximately $185.0 million.

     There can be no assurance that the initial public offering of common stock of Triarc Deerfield will be completed, that the owners of Deerfield will enter into a definitive agreement with us to sell a controlling interest in Deerfield to us or that such an acquisition will be completed.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Income Taxes

     The Internal Revenue Service has commenced an examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001. We have not received any notices of proposed adjustments and, accordingly, the amount of payments, if any, required as a result of this examination cannot be determined. However, we do not currently believe any related tax payments will be required during the remaining nine months of 2004. Moreover, should any income taxes or interest be assessed as the result of this examination or any state examination for periods through the October 25, 2000 date of the sale of our former beverage businesses, the purchaser has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of those former beverage businesses.

Dividends

     On March 16, 2004, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $4.3 million. On May 6, 2004 we declared regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, to holders of record on June 3, 2004 and payable on June 16, 2004. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the remainder of 2004 at the same rate as declared and/or paid in our 2004 first two quarters, based on the number of our class A and class B common shares outstanding as of April 30, 2004, our total cash requirement for dividends would be $13.6 million for the remaining nine months of 2004.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 18, 2005 up to a total of $48.6 million of our class A and class B common stock as of March 28, 2004. We paid $1.4 million during the 2004 first quarter to settle the repurchase of 125,000 shares of our class A common stock through a trade entered into prior to December 28, 2003. We cannot assure you that we will repurchase any additional shares under this program.

Universal Shelf Registration Statement

     In December 2003, the Securities and Exchange Commission declared effective a Triarc universal shelf registration statement in connection with the possible future offer and sale, from time to time, of up to $2.0 billion of our common stock, preferred stock, debt securities and warrants to purchase any of these types of securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including financing of acquisitions and capital expenditures, additions to working capital and repayment of existing debt. We have not presently made any decision to issue any specific securities under this universal shelf registration statement.

Cash Requirements

     As of March 28, 2004, our consolidated cash requirements for continuing operations for the remaining nine months of 2004, exclusive of operating cash flow requirements, consist principally of (1) an aggregate of approximately $185.0 million in connection with the proposed acquisition of and additional capital commitment to Deerfield, if consummated, and the cost of other business acquisitions, if any, (2) a maximum of an aggregate $48.6 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (3) scheduled debt principal repayments aggregating $26.6 million, (4) regular quarterly cash dividends aggregating approximately $13.6 million, (5) capital expenditures of approximately $12.3 million and (6) computer software expenditures of approximately $0.9 million. We anticipate meeting all of these requirements through (1) the use of our aggregate $690.1 million of existing cash and cash equivalents and short-term investments, net of $26.9 million of short-term investments sold with an obligation for us to purchase, (2) cash flows from continuing operating activities to the extent not used for any net purchases of trading securities and (3) if necessary for any business acquisitions and if market conditions permit, proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of March 28, 2004, the work at the site has been substantially completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004 and has recommended that no additional assessment and/or remedial action be required and that the property be monitored in accordance with an approved natural attenuation monitoring plan. The Florida DEP has agreed to a monitoring plan, subject to a reevaluation of the need for additional assessment at the end of two monitoring events. Based on an original cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees prior to 2003.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and the other members of our board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through March 28, 2004, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.0 million as of March 28, 2004. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 is already effective for all financial instruments covered by the statement, except for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under Statement 150 for the subsidiary itself, such as minority interests in a consolidated subsidiary or partnership with a limited life. Financial Accounting Standards Board Staff Position No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150," deferred indefinitely the effective date for applying the provisions of Statement 150 for these mandatorily redeemable noncontrolling interests in subsidiaries described above. Statement 150 requires a financial instrument that is within its scope which companies have historically presented in their financial statements as either equity or between the liabilities section and the equity section (sometimes referred to as mezzanine reporting) to be classified as a liability. The deferred provisions of Statement 150 would have required that mandatorily redeemable noncontrolling interests in subsidiaries be initially valued at fair value and

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES

subsequently valued at the cash that would be paid as if settlement occurred at the reporting date. Subsequent changes in the values of these financial instruments would be recognized in earnings as interest expense. If Statement 150 becomes effective with respect to the mandatorily redeemable noncontrolling interests in subsidiaries, we will evaluate at that time whether its application will have an effect on our consolidated financial position or results of operations.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     This "Quantitative and Qualitative Disclosures about Market Risk" should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended December 28, 2003. Item 7A of our Form 10-K describes in more detail our objectives in managing our "Interest Rate Risk" with respect to long-term debt and our "Foreign Currency Risk," both as referred to below.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps during the 2004 first quarter. As of March 28, 2004, our long-term debt, including current portion, aggregated $510.3 million and consisted of $496.0 million of fixed-rate debt, including $1.6 million of capitalized leases, and $14.3 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to nearly thirty-one years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

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

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the 2004 first quarter.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

investments based on this review and our assessment of potential future returns. In response to the continued low interest rate environment, we began in the latter part of 2003 to invest in some higher yielding, but more risk inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. We are continuing to adjust our asset allocation to increase the portion of our investments which offer the opportunity for higher, but more risk inherent returns.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of March 28, 2004 these investments consisted of the following (in thousands):

Cash equivalents included in "Cash and cash equivalents" on our
   condensed consolidated balance sheet.............................   $475,752
Short-term investments..............................................    236,048
                                                                       --------
   Total cash equivalents and short-term investments................    711,800
Restricted cash equivalents.........................................     32,462
Non-current investments.............................................     38,608
                                                                       --------
                                                                       $782,870
                                                                       ========
Securities sold with an obligation for us to purchase...............   $(26,897)
                                                                       ========

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank and mutual fund money market accounts, United States government debt securities, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities.

     At March 28, 2004 our investments were classified in the following general types or categories (in thousands):

                                                                              Carrying Value
                                                                At Fair     ------------------
                      Type                           At Cost    Value (b)    Amount    Percent
                      ----                          ---------   ---------   --------   -------
Cash equivalents (a).............................   $475,752     $475,752   $475,752      61%
Restricted cash equivalents .....................     32,462       32,462     32,462       4%
Securities accounted for as:
      Trading securities ........................     30,353       33,531     33,531       4%
      Available-for-sale securities .............    174,055      176,919    176,919      23%
Non-current investments held in deferred
   compensation trusts accounted for at cost ....     22,196       28,052     22,196       3%
Assignments of commercial term loans ............      8,001        8,020      8,001       1%
Other current and non-current investments in
   investment limited partnerships and similar
   investment entities accounted for at cost ....     23,638       40,493     23,638       3%
Other non-current investments accounted for at:
      Cost ......................................      3,756        3,756      3,756      --
      Equity ....................................        900       30,784      6,615       1%
                                                    --------     --------   --------     ---
Total cash equivalents and long investment
   positions.....................................   $771,113     $829,769   $782,870     100%
                                                    ========     ========   ========     ===
Securities sold with an obligation for us to
   purchase......................................   $(23,423)    $(26,897)  $(26,897)    N/A
                                                    ========     ========   ========

----------
(a) Includes $1,750,000 of cash equivalents held in deferred compensation trusts.
(b) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net loss, respectively. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. A non-current common stock investment in which we have significant influence over the investee is accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investee. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at March 28, 2004 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of March 28, 2004 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

                                            Carrying     Equity      Interest
                                              Value    Price Risk   Rate Risk
                                            --------   ----------   ---------
Equity securities........................    $29,028     $(2,903)      $ --
Debt securities..........................      4,503          --        (53)

     The sensitivity analysis of financial instruments held at March 28, 2004 for trading purposes assumes (1) an instantaneous 10% decrease in the equity markets in which we are invested and (2) an instantaneous increase in market interest rates of one percentage point, each from their levels at March 28, 2004 and with all other variables held constant. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

     The debt securities in our trading portfolio consisted entirely of United States government debt securities each with a remaining maturity of fourteen months. The interest rate risk with respect to these debt securities reflects the effect of the assumed interest rate increase on the fair value of these securities.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

Other Than Trading Purposes:

                                                         Carrying    Interest     Equity        Foreign
                                                           Value    Rate Risk   Price Risk   Currency Risk
                                                         --------   ---------   ----------   -------------
Cash equivalents......................................   $475,752   $   (189)    $    --          $ --
Restricted cash equivalents ..........................     32,462         --          --            --
Available-for-sale United States government
   and government agency debt securities .............     13,986       (105)         --            --
Available-for-sale commercial paper ..................      5,985        (18)         --            --
Available-for-sale corporate debt securities, other
   than commercial paper .............................     81,916     (4,096)         --            --
Available-for-sale asset-backed securities ...........     20,481     (2,458)         --            --
Available-for-sale equity securities .................     45,951         --      (4,595)           --
Available-for-sale debt mutual fund ..................      8,600       (172)         --            --
Assignments of commercial term loans .................      8,001       (240)         --            --
Other investments ....................................     56,205       (697)     (4,193)          (66)
Securities sold with an obligation to purchase .......    (26,897)        --       2,690            --
Long-term debt, excluding capitalized lease
   obligations .......................................    508,670    (23,163)         --            --
Interest rate swap agreement in a payable
   position ..........................................        846       (279)         --            --

     The sensitivity analysis of financial instruments held at March 28, 2004 for purposes other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and (3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at March 28, 2004 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     For purposes of this analysis, our debt investments with interest rate risk had a range of remaining maturities and were assumed to have weighted average remaining maturities as of March 28, 2004 as follows:

                                                                                 Range          Weighted Average
                                                                         --------------------   ----------------
Cash equivalents (other than money market funds and interest-
   bearing brokerage and bank accounts)...............................         3 days-85 days          45 days
United States government and government agency debt securities........    4 1/4 months-1 year         9 months
Commercial paper......................................................   32 days-5 1/3 months     3 2/3 months
Other corporate debt securities.......................................   2 1/4 years-10 years          5 years
Asset-backed securities...............................................   48 days-30 2/3 years         12 years
Debt mutual fund......................................................         1 day-36 years          2 years
Assignments of commercial term loans..................................    94 days-5 3/4 years          3 years
Debt securities included in other investments (principally held by
   investment limited partnerships and similar investment entities)...                    (a)         10 years

----------
(a) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. Our cash equivalents included $322.8 million of money market funds and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

                    TRIARC COMPANIES, INC. AND SUBSIDIARIES

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

     For investments held since December 28, 2003 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies generally was unchanged since that date since more current information was not readily available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company"), and those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

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

     o changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as "mad cow disease" and avian influenza or "bird flu";

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

     o    adverse weather conditions;

     o our ability to identify appropriate acquisition targets in the future and to successfully integrate any future acquisitions into our existing operations; and

     o other risks and uncertainties affecting the Company and its subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (see especially "Item 1. Business--Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

     We do not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 5. Other Events

     On April 19, 2004 we reported that we intend to form jointly with Deerfield & Company LLC ("Deerfield") an investment advisor to manage the assets of Triarc Deerfield Investment Corporation ("Triarc Deerfield"), a newly-formed business development company that filed a registration statement with the Securities and Exchange Commission on April 19, 2004 relating to a proposed $750,000,000 initial public offering of its common stock.

     Deerfield, through its subsidiary Deerfield Capital Management LLC, is a Chicago-based registered investment adviser that currently manages approximately $8 billion in assets, principally comprised of collateralized debt obligation
(CDO) funds but also including other investment programs.

     Additionally, we reported that we are engaged in negotiations with certain owners of Deerfield concerning the possible acquisition by Triarc of a controlling interest in Deerfield and an additional capital commitment by Triarc. Together, the purchase price and the capital commitment are currently expected to be in the aggregate amount of approximately $185 million. In any such acquisition, senior management of Deerfield would retain a significant ownership interest in Deerfield. Additionally, it is expected that subsequent to any such acquisition Deerfield's senior management, including its Chairman and Chief Executive Officer, Gregory Sachs, its President, Scott Roberts, and its Chief Investment Officer, Jonathan Trutter, would remain in their current roles, and that Deerfield's portfolio management teams would remain intact.

     There can be no assurance that the initial public offering of common stock of Triarc Deerfield will be completed, that the owners of Deerfield will enter into a definitive agreement with Triarc to sell a controlling interest in Deerfield or that such an acquisition will be completed. We do not anticipate making any further announcement concerning the possible acquisition until a definitive agreement is reached or negotiations are terminated.

     A registration statement relating to the securities to be issued by Triarc Deerfield has been filed with the Securities and Exchange Commission but has not yet become effective and is not yet complete and is subject to change. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Quarterly Report on Form 10-Q is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Investors should consider the investment objectives, risks, charges and expenses of Triarc Deerfield carefully before investing. This and other information about Triarc Deerfield will be contained in a prospectus that may be obtained, once available, from Triarc Deerfield. The prospectus should be read carefully before investing.

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

(b)  Reports on Form 8-K

     The Registrant furnished a report on Form 8-K on March 11, 2004, which included information under Item 12 of such form.

     The Registrant filed a report on Form 8-K on March 11, 2004, which included information under Items 5 and 7 of such form.

     The Registrant filed a report on Form 8-K on March 11, 2004, which included information under Item 7 of such form.

     The Registrant furnished a report on Form 8-K on February 17, 2004, which included information under Item 9 of such form.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRIARC COMPANIES, INC.
                                            (Registrant)


Date: May 7, 2004                           By: /s/ FRANCIS T. MCCARRON
                                                --------------------------------
                                                Francis T. McCarron
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (On behalf of the Company)


Date: May 7, 2004                           By: /s/ FRED H. SCHAEFER
                                                --------------------------------
                                                Fred H. Schaefer
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

                                  Exhibit Index

Exhibit
  No.                           Description                             Page No.
-------                         -----------                             --------
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

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'