Form 10-Q
period 2004-06-27
TRIARC COMPANIES INC
filed 2004-08-06
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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


                      -----------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                                     (X)  Yes        ( ) No

     There were 23,140,429 the registrant's Class A Common Stock and 41,048,677 the registrant's Class B Common Stock outstanding as of July 30, 2004.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       December 28,           June 27,
                                                                                         2003 (A)               2004
                                                                                         -------                ----
                                                                                                (In Thousands)
                                                                                                  (Unaudited)
                                     ASSETS


Current assets:
     Cash and cash equivalents.........................................................$   560,510          $   493,993
     Short-term investments............................................................    173,127              205,148
     Receivables  .....................................................................     13,070               22,391
     Inventories.......................................................................      2,416                2,484
     Deferred income tax benefit.......................................................     11,284               11,751
     Prepaid expenses, restricted cash and other current assets........................     12,575                6,934
                                                                                       -----------          -----------
        Total current assets...........................................................    772,982              742,701
Restricted cash equivalents............................................................     32,467               32,462
Investments............................................................................     37,363               39,160
Properties.............................................................................    106,231              102,273
Goodwill ..............................................................................     64,153               64,153
Other intangible assets................................................................      8,115                7,838
Deferred costs and other assets........................................................     21,654               20,937
                                                                                       -----------          -----------
                                                                                       $ 1,042,965          $ 1,009,524
                                                                                       ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................$    35,637          $    36,296
     Accounts payable .................................................................     16,314               13,843
     Accrued expenses and other current liabilities....................................     86,462               78,650
     Current liabilities relating to discontinued operations...........................     24,004               23,707
                                                                                       -----------          -----------
        Total current liabilities......................................................    162,417              152,496
Long-term debt.........................................................................    483,280              465,278
Deferred compensation payable to related parties.......................................     29,144               30,694
Deferred income taxes..................................................................     48,697               45,048
Other liabilities, deferred income and minority interests in a consolidated subsidiary.     31,821               31,305
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                5,910
     Additional paid-in capital........................................................    129,572              131,754
     Retained earnings.................................................................    341,642              328,314
     Common stock held in treasury.....................................................   (203,168)            (227,463)
     Deferred compensation payable in common stock.....................................     10,160               43,553
     Accumulated other comprehensive income (deficit)..................................        535                 (320)
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    287,606              284,703
                                                                                       -----------          -----------
                                                                                       $ 1,042,965          $ 1,009,524
                                                                                       ===========          ===========


(A) Derived from the audited consolidated financial statements as of December 28, 2003.



     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended                Six Months Ended
                                                            ------------------------         ------------------------
                                                            June 29,        June 27,           June 29,      June 27,
                                                              2003            2004               2003          2004
                                                              ----            ----               ----          ----
                                                                     (In Thousands Except Per Share Amounts)
                                                                                    (Unaudited)
Revenues:
    Net sales...............................................$  51,398      $  52,661         $ 99,895       $  99,385
    Royalties and franchise and related fees................   23,402         24,804           44,639          47,271
                                                            ---------      ---------         --------       ---------
                                                               74,800         77,465          144,534         146,656
                                                            ---------      ---------         --------       ---------

Costs and expenses:
    Cost of sales, excluding depreciation and amortization..   37,589         41,604           73,844          78,989
    Advertising and selling.................................    4,043          4,629            7,143           8,796
    General and administrative..............................   23,899         24,472           47,279          48,782
    Depreciation and amortization, excluding amortization
      of deferred financing costs...........................    3,414          3,464            6,797           6,815
                                                            ---------      ---------         --------       ---------
                                                               68,945         74,169          135,063         143,382
                                                            ---------      ---------         --------       ---------
           Operating profit.................................    5,855          3,296            9,471           3,274
Interest expense............................................   (9,367)        (9,004)         (17,825)        (18,638)
Insurance expense related to long-term debt.................   (1,046)          (958)          (2,138)         (1,949)
Investment income, net......................................    3,729          4,645            6,870          11,169
Costs related to proposed business acquisitions not
    consummated.............................................     (930)           (14)            (930)           (767)
Other income, net...........................................      418            799              975           1,528
                                                            ---------      ---------         --------       ---------
           Loss before income taxes and minority
               interests....................................   (1,341)        (1,236)          (3,577)         (5,383)
(Provision for) benefit from income taxes...................     (195)           (50)              67             941
Minority interests in loss of a consolidated subsidiary.....      112             10              112              10
                                                            ---------      ---------         --------       ---------
           Net loss.........................................$  (1,424)     $  (1,276)        $ (3,398)      $  (4,432)
                                                            =========      =========         ========       =========

Basic and diluted loss per share:
     Class A common stock...................................$    (.02)     $    (.02)        $   (.06)      $    (.07)
                                                            =========      =========         ========       =========
     Class B common stock...................................$    (.02)     $    (.02)        $   (.06)      $    (.07)
                                                            =========      =========         ========       =========


     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                        -------------------------------
                                                                                          June 29,           June 27,
                                                                                            2003               2004
                                                                                            ----               ----
                                                                                                 (In Thousands)
                                                                                                  (Unaudited)
Cash flows from continuing operating activities:
  Net loss..............................................................................$     (3,398)      $     (4,432)
  Adjustments to reconcile net loss to net cash provided by (used in)
    continuing operating activities:
         Operating investment adjustments, net (see below)..............................     (37,344)            21,768
         Depreciation and amortization of properties....................................       6,157              6,172
         Amortization of other intangible assets and certain other items................         640                643
         Amortization of deferred financing costs and original issue discount...........       1,003              1,294
         Deferred compensation provision ...............................................       1,959              1,004
         Deferred income tax benefit....................................................        (440)            (1,774)
         Equity in earnings of investee.................................................        (799)            (1,132)
         Unfavorable lease liability recognized.........................................        (770)              (823)
         Deferred vendor incentive recognized...........................................        (941)              (438)
         Minority interest in loss of a consolidated subsidiary.........................        (112)               (10)
         Collection of non-current receivables..........................................       1,667                378
         Other, net.....................................................................        (409)               422
         Changes in operating assets and liabilities:
             Decrease (increase) in receivables.........................................           7               (904)
             Increase in inventories....................................................         (74)               (68)
             Increase in prepaid expenses and other current assets......................        (928)            (1,626)
             Decrease in accounts payable and accrued expenses and other
               current liabilities.....................................................      (10,334)           (10,250)
                                                                                        -------------        -----------
                Net cash provided by (used in) continuing operating activities..........     (44,116)            10,224
                                                                                        -------------        -----------
Cash flows from continuing investing activities:
  Investment activities, net (see below)................................................      39,797            (55,025)
  Capital expenditures..................................................................      (1,870)            (2,794)
  Costs of business acquisition subsequently consummated................................           -               (431)
  Adjustment to cost of business acquisition............................................        (100)                 -
  Other, net............................................................................        (201)                79
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing investing activities..........      37,626            (58,171)
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
  Repayments of long-term debt..........................................................     (26,343)           (17,345)
  Issuance of long-term debt............................................................     175,000                  -
  Dividends paid  ......................................................................          --             (8,896)
  Repurchases of common stock for treasury..............................................     (41,700)            (1,381)
  Exercises of stock options............................................................       6,333              9,308
  Deferred financing costs..............................................................      (6,525)                 -
  Transfers from restricted cash equivalents collateralizing long-term debt.............          94                 41
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing financing activities..........     106,859            (18,273)
                                                                                        ------------        -----------
Net cash provided by (used in) continuing operations....................................     100,369            (66,220)
Net cash provided by (used in) discontinued operations..................................       4,959               (297)
                                                                                        ------------        -----------
Net increase (decrease) in cash and cash equivalents....................................     105,328            (66,517)
Cash and cash equivalents at beginning of period........................................     456,388            560,510
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    561,716        $   493,993
                                                                                        ============        ===========

Detail of cash flows related to investments:
  Operating investment adjustments, net:
       Proceeds from sales of trading securities........................................$    113,226        $   139,255
       Cost of trading securities purchased.............................................    (148,567)          (114,384)
       Net recognized losses (gains) from trading securities and short
          positions in securities.......................................................        (141)               510
       Other net recognized gains, net of other than temporary losses ..................      (1,914)            (2,112)
       Net (accretion of discount) amortization of premium on debt securities...........          52             (1,501)
                                                                                        ------------        -----------
                                                                                        $    (37,344)       $    21,768
                                                                                        ============        ===========

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  Six Months Ended
                                                                                        --------------------------------
                                                                                           June 29,             June 27,
                                                                                             2003                 2004
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
Investing investment activities, net:
  Proceeds from sales and maturities of available-for-sale securities and other
    investments.........................................................................$     98,089        $    98,790
  Cost of available-for-sale securities and other investments purchased.................     (64,583)          (162,902)
  Proceeds of securities sold short.....................................................      19,346             19,539
  Payments to cover short positions in securities.......................................     (13,907)           (17,719)
  Decrease in restricted cash collateralizing obligations for short positions
    in securities.......................................................................         852              7,267
                                                                                        ------------        -----------
                                                                                        $     39,797        $   (55,025)
                                                                                        ============        ===========




     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 2003 and June 27, 2004, its results of operations for the three-month and six-month periods ended June 29, 2003 and June 27, 2004 and its cash flows for the six-month periods ended June 29, 2003 and June 27, 2004 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. The Company's first half of fiscal 2003 commenced on December 30, 2002 and ended on June 29, 2003, with its second quarter commencing on March 31, 2003. The Company's first half of fiscal 2004 commenced on December 29, 2003 and ended on June 27, 2004, with its second quarter commencing on March 29, 2004. The periods from March 31, 2003 to June 29, 2003 and December 30, 2002 to June 29, 2003 are referred to herein as the three-month and six-month periods ended June 29, 2003, respectively. The periods from March 29, 2004 to June 27, 2004 and December 29, 2003 to June 27, 2004 are referred to herein as the three-month and six-month periods ended June 27, 2004, respectively. Each quarter contained 13 weeks and each half contained 26 weeks.

     Loss per share amounts in the accompanying condensed consolidated financial statements and notes thereto for the three and six-month periods ended June 29, 2003 have been retroactively adjusted for the effect of a stock distribution (the "Stock Distribution") during the third quarter of 2003 of two shares of the Company's class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares") for each share of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") as if the Stock Distribution had occurred at the beginning of 2003 as described in more detail in Note 4 to the consolidated financial statements contained in the Form 10-K. Certain amounts included in the accompanying condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

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

     A summary of the effect on net loss and loss per share in each period presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                                                Three Months Ended             Six Months Ended
                                                                            ------------------------     --------------------------
                                                                                June 29,     June 27,     June 29,        June 27,
                                                                                  2003        2004          2003            2004
                                                                                  ----        ----          ----            ----

      Net loss, as reported..................................................$   (1,424)   $  (1,276)    $  (3,398)     $   (4,432)
      Reversal of stock-based employee compensation expense
        determined under the intrinsic value method included
        in reported net loss, net of related income taxes....................        49          157            49             157
      Recognition of total stock-based employee compensation
        expense determined under the fair value method, net
        of related income taxes..............................................    (1,413)        (659)       (2,683)         (1,177)
                                                                             ----------    ---------     ---------      ----------
      Net loss, as adjusted..................................................$   (2,788)   $  (1,778)    $  (6,032)     $   (5,452)
                                                                             ==========    =========     =========      ==========

      Basic and diluted loss per share of Class A Common Stock and Class B
        Common Stock:
           As reported.......................................................$     (.02)   $    (.02)    $    (.06)     $    (.07)
           As adjusted.......................................................      (.05)        (.03)         (.10)          (.09)

     Stock options granted prior to the Stock Distribution, as adjusted for the Stock Distribution, are each exercisable for one share of Class A Common Stock and two shares of Class B Common Stock (the "Package Options"). Stock options granted subsequent to the Stock Distribution are exercisable for one share of Class A Common Stock (the "Class A Options") or one share of Class B Common Stock (the "Class B Options"). The fair value of these stock options granted under the Equity Plans on the dates of grant were estimated using the Black-Scholes option pricing model (the "Black-Scholes Model") with the following weighted average assumptions for options granted during the six-month periods ended June 29, 2003 and June 27, 2004:

                                                                                      Six Months Ended
                                                                        ------------------------------------------
                                                                           June 29, 2003           June 27, 2004
                                                                        ------------------      ------------------
                                                                              Package          Class A     Class B
                                                                              Options          Options     Options
                                                                              -------          --------    -------
        Risk-free interest rate.......................................         2.90  %           3.96   %    3.87  %
        Expected option life in years.................................            7                 7           7
        Expected volatility...........................................         17.5  %           19.6   %    32.7  %
        Dividend yield................................................         none(a)           2.41   %    2.63  %
------------------
(a)   The grants of Package Options occurred prior to the commencement in the third quarter of 2003 of the payment of quarterly cash dividends.

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

     During the six-month period ended June 29, 2003, the Company granted 24,000 Package Options and during the six-month period ended June 27, 2004, the Company granted 43,000 Class A Options and 239,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted average grant date fair value of each of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $7.56, $2.23 and $3.33, respectively.

(3)  Comprehensive Loss

     The following is a summary of the components of comprehensive loss, net of income taxes (in thousands):

                                                                         Three Months Ended            Six Months Ended
                                                                     ------------------------   ---------------------------
                                                                        June 29,     June 27,     June 29,        June 27,
                                                                         2003          2004         2003            2004
                                                                         ----          ----         ----            ----

      Net loss.......................................................$   (1,424)   $  (1,276)   $   (3,398)     $   (4,432)
      Unrealized losses on available-for sale securities
        (see below)..................................................      (972)      (1,398)         (903)           (846)
      Net change in currency translation adjustment..................         6           (6)           12              (9)
                                                                     ----------    ----------   ----------      -----------
      Comprehensive loss.............................................$   (2,390)   $  (2,680)   $   (4,289)     $   (5,287)
                                                                     ==========    =========    ==========      ==========

     The following is a summary of the  components of the  unrealized  losses on
available-for-sale   securities   included  in  other   comprehensive  loss  (in
thousands):

                                                                         Three Months Ended            Six Months Ended
                                                                     ------------------------   ---------------------------
                                                                        June 29,     June 27,     June 29,        June 27,
                                                                         2003          2004         2003            2004
                                                                         ----          ----         ----            ----

      Unrealized holding losses arising during the period............$   (1,444)   $  (2,027)   $   (1,590)     $   (1,417)
      Reclassification of prior period net unrealized holding
        (gains) losses included in net loss..........................       (84)        (146)          178             104
                                                                     ----------    ----------   ----------      ----------
                                                                         (1,528)      (2,173)       (1,412)         (1,313)
      Equity in change in unrealized gain on a retained interest.....        (9)          -            (16)             (2)
      Equity in change in unrealized gain on available-for-sale
        securities...................................................        (5)           1            (3)              1
      Income tax benefit.............................................       570          774           528             468
                                                                     ----------    ---------    ----------      ----------
                                                                     $     (972)   $  (1,398)   $     (903)     $     (846)
                                                                     ==========    =========    ==========      ==========

(4)  Loss Per Share

     Basic and diluted loss per share has been computed by dividing the allocated loss for the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class. Net loss for the three and six-month periods ended June 29, 2003 and June 27, 2004 was allocated equally among each share of Class A Common Stock and Class B Common Stock. The weighted average number of shares was adjusted for the Stock Distribution and includes the effect commencing April 23, 2003 of the shares held in the additional deferred compensation trusts which are not reported as outstanding shares for financial statement purposes (see Note 9).

     Diluted loss per share for the three and six-month periods ended June 29, 2003 and June 27, 2004 was the same as basic loss per share for each of the Class A and Class B Common Shares since the Company reported a net loss for each of these periods and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive.

     The only remaining Company securities as of June 27, 2004 that could dilute basic income per share for periods subsequent to June 27, 2004 are (1) outstanding stock options which are exercisable into 4,307,000 shares and 8,972,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (2) $175,000,000 of 5% convertible notes which are convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     The number of shares used to calculate basic and diluted loss per share were as follows (in thousands):

                                                                   Three Months Ended            Six Months Ended
                                                               ------------------------   ---------------------------
                                                                  June 29,     June 27,     June 29,        June 27,
                                                                   2003          2004         2003            2004
                                                                   ----          ----         ----            ----
      Class A Shares:
         Weighted average shares
             Outstanding.......................................    19,905       21,153        20,159          20,385
             Held in deferred compensation trusts..............       270        1,166           135             771
                                                               ----------    ---------    ----------      ----------
         Basic and diluted shares..............................    20,175       22,319        20,294          21,156
                                                               ==========    =========    ==========      ==========

      Class B Shares (adjusted for the Stock Distribution):
         Weighted average shares
             Outstanding.......................................    39,810       38,343        40,318          38,872
             Held in deferred compensation trusts..............       540        2,332           270           1,543
                                                               ----------    ---------    ----------      ----------
         Basic and diluted shares..............................    40,350       40,675        40,588          40,415
                                                               ==========    =========    ==========      ==========

(5)  Capital Stock

     In June 2004 the Company increased its authorized shares of Class B Common Stock from 100,000,000 shares to 150,000,000 shares.

(6)  Income Taxes

     The Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 are in the process of an Internal Revenue Service examination. The Company has not received any notices of proposed adjustments. However, should any income taxes or interest be assessed as a result of this examination or any state examination for periods through the October 25, 2000 date of the sale of the Company's former beverage businesses (see Note 7), the purchaser has agreed to pay up to $4,984,000 of any resulting income taxes or associated interest relating to the operations of those former beverage businesses. Management of the Company believes that adequate aggregate provisions have been made in prior periods for any liabilities, including interest that may result from the completion of this examination.

(7)  Discontinued Operations

     Prior to 2003 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations"), (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company, and (3) substantially all of its interests in a partnership and a subpartnership comprising the
Company's former propane business segment (the "Propane Discontinued Operations"). There remain certain obligations not transferred to the buyers of the Beverage, SEPSCO and Propane Discontinued Operations to be liquidated. The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company.

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                 December 28,            June 27,
                                                                                    2003                  2004
                                                                                    ----                  ----
    Accrued expenses, including accrued income taxes, of the Beverage
      Discontinued Operations....................................................$    22,460          $    22,283
    Liabilities relating to the SEPSCO and the Propane Discontinued Operations...      1,544                1,424
                                                                                 -----------          -----------
                                                                                 $    24,004          $    23,707
                                                                                 ===========          ===========

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

(8)  Retirement Benefit Plans

     The Company maintains two defined benefit plans, the benefits under which were frozen in 1992. After recognizing a curtailment gain upon freezing the benefits, the Company has no unrecognized prior service cost related to these plans. The measurement date used by the Company in determining the components of pension expense is December 31.

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                   Three Months Ended            Six Months Ended
                                                               ------------------------   ---------------------------
                                                                  June 29,     June 27,     June 29,        June 27,
                                                                   2003          2004         2003            2004
                                                                   ----          ----         ----            ----

      Service cost (consisting entirely of plan expenses)......$       21    $      23    $       42      $       45
      Interest cost............................................        62           60           124             121
      Expected return on the plans' assets.....................       (66)         (71)         (132)           (142)
      Amortization of unrecognized net loss....................        17            8            34              16
                                                               ----------    ---------    ----------      ----------
        Net periodic pension cost..............................$       34    $      20    $       68      $       40
                                                               ==========    =========    ==========      ==========

     The Company currently expects to contribute an aggregate $264,000 to its two defined benefit plans for all of 2004, of which $94,000 was contributed during the six-month period ended June 27, 2004.

(9)  Transactions with Related Parties

     Prior to 2003 the Company provided incentive compensation of $22,500,000, in the aggregate, to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $1,959,000 and $1,004,000 was recognized in the six-month periods ended June 29, 2003 and June 27, 2004, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company is permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income from investments in the Deferred Compensation Trusts of $376,000 and $662,000 during the six-month periods ended June 29, 2003 and June 27, 2004, respectively. Such net investment income during the six-month periods ended June 29, 2003 and June 27, 2004 consisted of $452,000 and $828,000, respectively, of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, which included increases in value of $297,000 and $777,000 prior to the six-month periods ended June 29, 2003 and June 27, 2004, respectively, and $5,000 and $6,000, respectively, of interest income less $81,000 and $172,000, respectively, of investment fees. Recognized gains and interest income are included in "Investment income, net" and deferred compensation expense is included in "General and administrative" in the accompanying condensed consolidated statements of operations. As of June 27, 2004, the obligation to the Executives related to the Deferred Compensation Trusts is $30,147,000 and is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets. As of June 27, 2004, the assets in the Deferred Compensation Trusts consisted of $22,196,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, and $1,931,000 included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     During the six months ended June 27, 2004, the Executives exercised an aggregate 2,850,000 Package Options (see Note 2) under the Company's Equity Plans and paid the exercise prices utilizing shares of the Company's Class B Common Stock received by the Executives in connection with the Stock Distribution and effectively owned by the Executives for more than six months at the date the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $33,393,000, represented by an additional 1,047,450 shares of Class A Common Stock and 2,094,887 shares of Class B Common Stock based on the market prices at the dates of exercise. Such shares are being held in two additional deferred compensation trusts (the "Additional Deferred Compensation Trusts"). The Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2005 and, during the 2004 second quarter, elected to further defer the receipt of these shares until no earlier than January 2, 2008. The resulting obligation of $33,393,000 is included in the "Deferred compensation payable in common stock" component of "Stockholders' equity" in the accompanying condensed consolidated balance sheet as of June 27, 2004. The cash equivalents funded from cumulative dividends paid on shares held by the Additional Deferred Compensation Trusts of $546,000 are included in "Cash and cash equivalents," and the related obligation is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet as of June 27, 2004.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 23 to the consolidated financial statements contained in the Form 10-K.

(10)  Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and, as of June 27, 2004, the work at the site has been completed. Adams submitted its contamination assessment report to the FDEP in March 2004 and has recommended that no additional assessment and/or remedial action be required and that the property be monitored in accordance with an approved natural attenuation monitoring plan. The FDEP has agreed to a monitoring plan, subject to a reevaluation of the need for additional assessment at the end of two monitoring events. Based on an original cost estimate of approximately $1,000,000 for completion of the work plan developed by Adams' environmental consultant, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees prior to 2003.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through June 27, 2004, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $2,000,000 as of June 27, 2004. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(11)  Subsequent Event

     On July 22, 2004 the Company acquired (the "Acquisition") a 63.6% interest (representing in excess of 90% of the outstanding voting interests) in Deerfield & Company LLC ("Deerfield") for an aggregate $94,532,000, including estimated expenses, of which $431,000 had been paid as of June 27, 2004. Deerfield, through its subsidiary Deerfield Capital Management LLC, is an alternative asset manager with over $8 billion of assets under management as of June 30, 2004. In connection with the Acquisition, the Company also committed to invest $100,000,000 to seed a new multi-strategy hedge fund to be managed by Deerfield.

     In addition, the Company formed jointly with Deerfield an investment advisor, TDM Advisors LLC ("TDM"), to manage the assets of Triarc Deerfield Investment Corporation ("TDIC"), a newly-formed business development company. In connection with the Acquisition, TDM became a wholly-owned subsidiary of Deerfield and an indirect subsidiary of Triarc. TDIC has filed an amended registration statement, with the SEC, which has not yet become effective, relating to a proposed $500,000,000 initial public offering of its common stock (the "TDIC IPO"). TDM has agreed to pay a one-time fee to the underwriters and other fees related to the TDIC IPO, along with organization expenses, aggregating between approximately $25,700,000 and $29,300,000. The Company will fund amounts to TDM to permit TDM to pay such expenses. As a result of this arrangement, the Company will record an expense of the approximate $25,700,000 to $29,300,000 without any minority interest benefit upon the closing of the TDIC IPO. The TDIC IPO is currently expected to close during the second half of 2004; however, there can be no assurance that the TDIC IPO will be completed.

     Commencing July 22, 2004, the Company will account for Deerfield as a consolidated subsidiary with a minority interest. Summarized financial information of Deerfield as of and for the year ended December 31, 2003 from its audited consolidated financial statements and as of and for the six months ended June 30, 2004 from its unaudited consolidated financial statements is as follows (in thousands):

                                                                                                         Six Months
                                                                                   Year Ended               Ended
                                                                                   December 31,            June 30,
                                                                                       2003                 2004
                                                                                       ----                 ----

      Total revenues...............................................................$    36,888          $    27,604
      Net income (a) ..............................................................     11,113               12,815
      Total assets.................................................................     37,423               32,533
      Members' equity..............................................................     11,963                9,115
------------------
(a)   Does not reflect any provision for Federal income taxes since Deerfield is a limited liability company and, accordingly, its income is includable in the Federal income tax returns of its members.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Item 7 of our 2003 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of June 27, 2004 pertaining to these topics. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 2."

     We operated solely in the restaurant business through our franchised and Company-owned Arby's restaurants throughout the periods presented. We derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the six months ended June 27, 2004. We also derived investment income throughout the periods presented principally from the investment of our excess cash.

     We intend to enhance the value of our company by increasing the revenues of the Arby's restaurant business. In April 2004, we began adding new Arby's menu items such as salads and low carbohydrate offerings and we are continuing to focus on growing the number of restaurants in the Arby's system, additional new menu offerings and implementing new operational initiatives targeted at service levels and convenience.

     As discussed below under "Liquidity and Capital Resources - Acquisitions and Investments," we continue to evaluate our options for the use of our significant cash, cash equivalent and investment position, including business acquisitions, repurchases of our common shares and investments. In recent periods we evaluated a number of business acquisition opportunities and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders. In that regard, as discussed further in that section, in July 2004 we acquired a controlling interest in an alternative asset management company for an aggregate $94.5 million, including expenses, and committed to invest $100.0 million to seed a new multi-strategy hedge fund to be managed by that company.

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

        o Competition from new product choices, offering a variety of options which include low calorie, low carbohydrate and/or low fat products as a result of a greater consumer awareness on nutrition;

        o Additional competitive pressures for prepared food purchases from operators outside the quick service restaurant industry such as deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets;

        o The addition of selected higher-priced quality items to menus, which appeal more to adult tastes;

        o Increases in beef and other commodity costs resulting from reduced supplies and increased demand; and

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

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our first half of fiscal 2003 commenced on December 30, 2002 and ended on June 29, 2003, with our second quarter commencing on March 31, 2003. Our first half of fiscal 2004 commenced on December 29, 2003 and ended on June 27, 2004, with our second quarter commencing on March 29, 2004. When we refer to the "three months ended June 29, 2003," or the "2003 second quarter," and the "six months ended June 29, 2003," or the "2003 first half," we mean the periods from March 31, 2003 to June 29, 2003 and December 30, 2002 to June 29, 2003, respectively. When we refer to the "three months ended June 27, 2004," or the "2004 second quarter," and the "six months ended June 27, 2004," or the "2004 first half," we mean the periods from March 29, 2004 to June 27, 2004 and December 29, 2003 to June 27, 2004, respectively. Each quarter contained 13 weeks and each half contained 26 weeks. Our 2004 fiscal year will end on January 2, 2005 and will contain 53 weeks compared with 52 weeks in 2003. Accordingly, our results of operations for the second half of fiscal 2004 will contain one more week than the comparable period of fiscal 2003. All references to years, halves and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the (1) 2003 second quarter and the 2004 second quarter and (2) the 2003 first half and the 2004 first half. We consider certain percentage changes between these periods to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                  Three Months Ended                      Six Months Ended
                                                ---------------------       Change      --------------------       Change
                                                June 29,    June 27,   ----------------  June 29,    June 27, ----------------
                                                  2003        2004     Amount   Percent    2003       2004    Amount   Percent
                                                  ----        ----     ------   -------    ----       ----    ------   -------
                                                                         (In Millions Except Percents)
Revenues:
   Net sales.....................................$ 51.4      $ 52.7    $  1.3     3 %    $  99.9    $  99.4  $  (0.5)    (1)%
   Royalties and franchise and related fees......  23.4        24.8       1.4     6 %       44.6       47.3      2.7      6 %
                                                 ------      ------    ------            -------    -------  -------
                                                   74.8        77.5       2.7     4 %      144.5      146.7      2.2      2 %
                                                 ------      ------    ------            -------    -------  -------
Costs and expenses
   Cost of sales, excluding depreciation
     and amortization............................  37.6        41.6       4.0    11 %       73.8       79.0      5.2      7 %
   Advertising and selling.......................   4.1         4.6       0.5    12 %        7.2        8.8      1.6     22 %
   General and administrative ...................  23.9        24.5       0.6     3 %       47.3       48.8      1.5      3 %
   Depreciation and amortization, excluding
     amortization of deferred financing costs ...   3.4         3.5       0.1     3 %        6.8        6.8        -      - %
                                                 ------      ------    ------            -------    -------  -------
                                                   69.0        74.2       5.2     8 %      135.1      143.4      8.3      6 %
                                                 ------      ------    ------            -------    -------  -------
       Operating profit..........................   5.8         3.3      (2.5)  (43)%        9.4        3.3     (6.1)   (65)%
Interest expense ................................  (9.3)       (9.0)      0.3     3 %      (17.8)     (18.6)    (0.8)    (4)%
Insurance expense related to long-term debt......  (1.0)       (1.0)        -     - %       (2.1)      (1.9)     0.2     10 %
Investment income, net...........................   3.7         4.7       1.0    27 %        6.9       11.2      4.3     62 %
Costs related to proposed business acquisitions
   not consummated...............................  (0.9)          -       0.9   100 %       (0.9)      (0.8)     0.1     11 %
Other income, net................................   0.4         0.8       0.4   100 %        0.9        1.5      0.6     67 %
                                                 ------      ------    ------            -------    -------  -------
       Loss before income taxes
         and minority interests..................  (1.3)       (1.2)      0.1     8 %       (3.6)      (5.3)    (1.7)   (47)%
(Provision for) benefit from income taxes........  (0.2)       (0.1)      0.1    50 %        0.1        0.9      0.8    n/m
Minority interests in loss of a consolidated
  subsidiary.....................................   0.1           -      (0.1) (100)%        0.1          -     (0.1)  (100)%
                                                 ------      ------    ------            -------    -------  -------
       Net loss..................................$ (1.4)     $ (1.3)   $  0.1     7 %    $  (3.4)   $  (4.4) $  (1.0)   (29)%
                                                 ======      ======    ======            =======    =======  =======


Three Months Ended June 27, 2004 Compared with Three Months Ended June 29, 2003

Net Sales

     Our net sales, which were generated entirely from the Company-owned Arby's restaurants, increased $1.3 million, or 3%, to $52.7 million for the three months ended June 27, 2004 from $51.4 million for the three months ended June 29, 2003.

     This increase reflects a $1.6 million improvement due to a 3% growth in same-store sales of the Company-owned restaurants in the 2004 second quarter compared with the weak same-store sales performance of the 2003 second quarter slightly offset by a $0.3 million decrease due to the closing of three underperforming Company-owned restaurants since June 29, 2003. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The growth in same-store sales resulted principally from a new line of salads and low carbohydrate menu offerings introduced in April 2004. Same-store sales in the 2004 second quarter also reflect increased price promotions compared with the 2003 second quarter, although we are unable to determine if the incremental effect on sales volume of the price promotions was sufficient to exceed or partially offset the unfavorable effect on pricing.

     We expect that same-store sales of the Company-owned restaurants for the remainder of 2004 will exceed the weak same-store sales of the comparable period of 2003. We expect that this sales growth will result from the new salad and low carbohydrate menu offerings introduced during the 2004 second quarter, additional salad, sandwich and wrap offerings introduced in July 2004 and new operational initiatives targeted at service levels and convenience. We will support the introduction of our new menu offerings with local and, as appropriate, cable television advertising as well as various, although more limited, price promotions. We presently expect to open one new Company-owned restaurant during the remainder of 2004 and will continue to evaluate whether to close any underperforming restaurants. Specifically, we have seven restaurants where the leases for the facilities reach an expiration or renewal option date during the remainder of 2004. We anticipate closing two of these restaurants and we will review the performance of each of the other five restaurants in connection with the decision to extend or renew the leases. However, we currently anticipate the extension or renewal of most of these five leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $1.4 million, or 6%, to $24.8 million for the three months ended June 27, 2004 from $23.4 million for the three months ended June 29, 2003, reflecting a $1.6 million, or 7%, increase in royalties slightly offset by a $0.2 million decrease in franchise and related fees. The increase in royalties consisted of (1) a $0.9 million improvement resulting from the royalties from the 114 restaurants opened since June 29, 2003, with generally higher than average sales volumes, replacing the royalties from the 78 generally underperforming restaurants closed since June 29, 2003 and (2) a $0.7 million improvement due to a 4% increase in same-store sales of the franchised restaurants in the 2004 second quarter compared with the weak same-store sales performance of the 2003 second quarter. The decrease in franchise and related fees principally reflects a $0.3 million decrease due to the opening of 12 fewer franchised restaurants in the 2004 second quarter compared with the 2003 second quarter.

     We expect that same-store sales of the franchised restaurants during the remainder of 2004 will continue to be higher than the comparable period of 2003 due to the new salad and low carbohydrate menu offerings already introduced through June 27, 2004, additional salad, sandwich and wrap menu offerings introduced in July 2004, new operational initiatives targeted at service levels and convenience and weak same-store sales performance of the comparable period of 2003.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, which resulted entirely from the Company-owned Arby's restaurants, increased $4.0 million, or 11%, to $41.6 million, representing a gross margin of 21%, for the three months ended June 27, 2004 from $37.6 million, representing a gross margin of 27%, for the three months ended June 29, 2003. We define gross margin as the difference between net sales and cost of sales divided by net sales. The decrease in gross margins is due principally to (1) the new menu offerings which have relatively higher costs than our other products and for which we experienced additional costs during the roll-out period, (2) increased price discounting of some of our other products primarily through increased use of coupons and (3) higher roast beef costs, the largest component of our menu offerings, as well as higher costs for other commodities, resulting from overall decreased supplies and increased demand. We currently anticipate that gross margins for the second half of 2004 will be lower than the comparable period of 2003 due to the continuing effects of the factors discussed in the preceding sentence. However, we currently anticipate gross margins will begin improving in the 2004 second half compared with the 2004 second quarter due to (1) initiatives to improve operating efficiencies that have recently commenced which will be supported by the planned implementation of new restaurant systems during the 2004 fourth quarter and (2) pricing improvements from both price increases implemented early in the 2004 third quarter for some of our new and existing menu items and more limited price promotions.

     Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses increased $0.5 million, or 12%, due to
(1) a $0.4 million increase in advertising expenses of our Company-owned restaurants primarily for the new menu offerings introduced in April 2004 and
(2) a $0.4 million recovery of a fully-reserved franchisee note receivable in the 2003 second quarter which did not recur in the 2004 second quarter, both partially offset by a $0.3 million decrease due to the timing within each year of our contractual commitment as the Arby's franchisor for advertising support, as explained in more detail in the comparison of the six-month periods. We contributed and expensed $0.7 million toward the Arby's national cable television advertising campaign in the 2004 second quarter compared with $1.0 million in the 2003 second quarter.

General and Administrative

     Our general and administrative expenses increased $0.6 million, or 3%, principally reflecting (1) a $1.1 million increase in severance, recruiting and relocation costs attributable to personnel changes and (2) a $0.6 million increase in professional fees primarily in connection with our compliance with the Sarbanes-Oxley Act of 2002, both partially offset by a $1.1 million decrease in deferred compensation expense. Deferred compensation expense, which decreased from $1.2 million for the three months ended June 29, 2003 to $0.1 million for the three months ended June 27, 2004, represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Loss Before Income Taxes and Minority Interests."

Interest Expense

     Interest expense decreased $0.3 million due to (1) a $0.9 million decrease attributable to lower outstanding amounts of a majority of our long-term debt in the 2004 second quarter, (2) a $0.4 million favorable effect of the change in fair value of an interest rate swap agreement on one of our term loans in the 2004 second quarter and (3) $0.3 million of interest expense in the 2003 second quarter relating to a post-closing sales price adjustment settled in December 2003 in connection with the October 2000 sale of our former beverage businesses. These decreases were partially offset by a $1.3 million increase in interest expense, including related amortization of deferred financing costs, due to the full period effect in the 2004 second quarter of the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003.

Investment Income, Net

      The following table summarizes and compares the major components of investment income, net:

                                                                       Three Months Ended
                                                                   ------------------------
                                                                   June 29,        June 27,
                                                                     2003            2004           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)
      Interest income.............................................$     2.0        $    4.3       $     2.3
      Recognized net gains........................................      1.5             2.6             1.1
      Other than temporary unrealized losses .....................     (0.3)           (2.8)           (2.5)
      Distributions, including dividends..........................      0.6             0.8             0.2
      Other.......................................................     (0.1)           (0.2)           (0.1)
                                                                  ---------        --------       ---------
                                                                  $     3.7        $    4.7       $     1.0
                                                                  =========        ========       =========

     The increase in interest income is due almost entirely to an increase in average rates on our interest-bearing investments from 1.3% in the 2003 second quarter to 2.7% in the 2004 second quarter principally due to our investing in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. Our recognized net gains include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to repurchase. Our recognized net gains increased $1.1 million principally related to the sale of available-for-sale securities in the 2004 second quarter. These recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. Our other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-basis investments and may or may not recur in future periods. Our other than temporary losses increased $2.5 million due principally to the recognition of a $2.8 million impairment charge in the 2004 second quarter based on a significant decline in market value of one of our more risk-inherent available-for-sale debt securities.

     As of June 27, 2004, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $5.8 million and $(5.1) million, respectively, included in accumulated other comprehensive deficit. We presently believe that the unrealized losses are not other than temporary. Should either
(1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Costs Related to Proposed Business Acquisitions Not Consummated

     In the 2003 second quarter we expensed $0.9 million of costs related to a proposed business acquisition that we decided not to pursue and did not consummate.

Other Income, Net

     Other income, net increased $0.4 million due to an increase in our equity in the earnings of Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, and a gain on sale of an inactive property.

Loss Before Income Taxes and Minority Interests

     Our loss before income taxes and minority interests decreased $0.1 million to $1.2 million for the three months ended June 27, 2004 from $1.3 million for the three months ended June 29, 2003 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $1.2 million in the 2003 second quarter and $0.1 million in the 2004 second quarter, within general and administrative expenses in the accompanying condensed consolidated statements of operations, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. During the 2003 and 2004 second quarters, investment income from the investments in the Deferred Compensation Trusts was less than $0.1 million. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Provision For Income Taxes

     We had provisions for income taxes for the three months ended June 29, 2003 and June 27, 2004 despite pretax losses due principally to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis.

Six Months Ended June 27, 2004 Compared with Six Months Ended June 29, 2003

Net Sales

     Our net sales, which were generated entirely from the Company-owned Arby's restaurants, decreased $0.5 million, or 1%, to $99.4 million for the six months ended June 27, 2004 from $99.9 million for the six months ended June 29, 2003.

     This decrease reflects a $0.7 million decrease due to the closing of three underperforming Company-owned restaurants since June 29, 2003 partially offset by a $0.2 million increase in same-store sales of the Company-owned restaurants. Same-store sales were relatively flat principally as a result of improvement from the new line of salads and the low carbohydrate menu offerings introduced in April 2004 which was partially offset by unfavorable performance primarily during the 2004 first quarter in our restaurants in the Michigan region, an area where approximately one-third of our Company-owned restaurants are located which was particularly impacted by high unemployment. Same-store sales in the 2004 first half also reflect increased price promotions compared with the 2003 first half, although we are unable to determine if the incremental effect on sales volume of the price promotions was sufficient to exceed or partially offset the unfavorable effect on pricing.

     We expect that same-store sales of the Company-owned restaurants for the remainder of 2004 will exceed the comparable periods for 2003, as explained in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $2.7 million, or 6%, to $47.3 million for the six months ended June 27, 2004 from $44.6 million for the six months ended June 29, 2003. This increase consisted of (1) a $1.6 million improvement resulting from the royalties from the 114 restaurants opened since June 29, 2003, with generally higher than average sales volumes, replacing the royalties from the 78 generally underperforming restaurants closed since June 29, 2003 and
(2) a $1.1 million improvement due to a 2% increase in same-store sales of the franchised restaurants in the 2004 first half compared with the weak same-store sales performance of the 2003 first half. Franchise and related fees were relatively unchanged compared with the 2003 first half reflecting a $0.2 million decrease due to the opening of seven fewer franchised restaurants in the 2004 first half compared with the 2003 first half offset principally by a decrease in franchise fee credits earned by franchisees under a remodeling incentive program discontinued in 2000 and which expires in our fiscal 2004.

     We expect that same-store sales of franchised restaurants during the remainder of 2004 will continue to be higher than the comparable period of 2003, as explained in the comparison of the three-month periods.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, which resulted entirely from the Company-owned Arby's restaurants, increased $5.2 million, or 7%, to $79.0 million, representing a gross margin of 21%, for the six months ended June 27, 2004 from $73.8 million, representing a gross margin of 26%, for the six months ended June 29, 2003. The decrease in gross margins is due principally to (1) the new menu offerings which have relatively higher costs than our other products and for which we experienced additional costs during the roll-out period, (2) increased price discounting of some of our other products primarily through increased use of coupons and (3) higher roast beef costs, the largest component of our menu offerings, as well as higher costs for other commodities, resulting from overall decreased supplies and increased demand.

     We currently anticipate that gross margins will be lower during the second half of 2004 compared with the comparable 2003 period, although we expect gross margins to start improving in the 2004 second half compared with the 2004 first half, as explained in the comparison of the three-month periods.

     Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

     Our advertising and selling expenses increased $1.6 million, or 22%, due to
(1) a $0.7 million increase in advertising expenses of our Company-owned restaurants primarily for the new menu offerings introduced in April 2004, (2) a $0.5 million increase due to the timing within each year of our contractual commitment as the Arby's franchisor for advertising support and (3) a $0.4 million recovery of a fully-reserved franchisee note receivable in the 2003 second half which did not recur in the 2004 second half. We contributed and expensed $1.5 million toward the Arby's national television advertising campaign in the 2004 first half compared with $1.0 million in the 2003 first half. Our overall advertising costs for this campaign for the full years 2004 and 2003 are anticipated to be relatively unchanged since we expect to contribute and expense $1.5 million during the second half of 2004 compared with $2.1 million of expense under our previous commitment during the comparable period of 2003.

General and Administrative

     Our general and administrative expenses increased $1.5 million, or 3%, principally reflecting (1) a $1.9 million increase in severance, recruiting and relocation costs attributable to personnel changes and (2) a $1.1 million increase in professional fees principally as a result of our compliance with the Sarbanes-Oxley Act of 2002 and, to lesser extent, higher legal fees, both partially offset by a $1.0 million decrease in deferred compensation expense. Deferred compensation expense, which decreased from $2.0 million for the six months ended June 29, 2003 to $1.0 million for the six months ended June 27, 2004, represents the increase in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the Executives, as explained in more detail below under "Loss Before Income Taxes and Minority Interests."

Interest Expense

     Interest expense increased $0.8 million reflecting a $3.6 million increase in interest expense, including related amortization of deferred financing costs, due to the full period effect in the 2004 first half of the $175.0 million principal amount of our Convertible Notes issued on May 19, 2003. This increase was partially offset by (1) a $1.9 million decrease attributable to lower outstanding amounts of our other long-term debt, (2) $0.5 million of interest expense in the 2003 first half which did not recur in the 2004 first half relating to a post-closing sales price adjustment settled in December 2003 in connection with the October 2000 sale of our former beverage businesses and (3) a $0.4 million favorable effect of the change in fair value of an interest rate swap agreement on one of our term loans in the 2004 first half which did not occur in the 2003 first half.

Investment Income, Net

      The following table summarizes and compares the major components of investment income, net:

                                                                        Six Months Ended
                                                                   ------------------------
                                                                   June 29,        June 27,
                                                                     2003            2004           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)
      Interest income.............................................$     4.0        $    8.4       $     4.4
      Recognized net gains........................................      2.5             4.4             1.9
      Other than temporary unrealized losses .....................     (0.4)           (2.8)           (2.4)
      Distributions, including dividends..........................      1.0             1.5             0.5
      Other.......................................................     (0.2)           (0.3)           (0.1)
                                                                  ---------        --------       ---------
                                                                  $     6.9        $   11.2       $     4.3
                                                                  =========        ========       =========

     The increase in interest income is primarily due to an increase in average rates on our interest-bearing investments from 1.3% in the 2003 second half to 2.6% in the 2004 second half principally due to our investing in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. Our recognized net gains, as described in detail in the comparison of the three-month periods, increased $1.9 million due in part from the sale of available-for-sale securities in the 2004 second half. In addition, during the 2003 second half and 2004 second half our recognized net gains included $0.5 million and $0.8 million, respectively, of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts, as explained in more detail below under "Loss Before Income Taxes and Minority Interests." All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including the investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable. Our other than temporary unrealized losses, also as described in detail in the comparison of the three-month periods, increased $2.4 million principally reflecting the recognition of a $2.8 million impairment charge in the 2004 second quarter based on a significant decline in market value of one of our more risk-inherent available-for-sale debt securities.

     As of June 27, 2004, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $5.8 million and $(5.1) million, respectively, included in accumulated other comprehensive deficit. We presently believe that the unrealized losses are not other than temporary. Should either
(1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Costs Related to Proposed Business Acquisitions Not Consummated

     Our costs related to proposed business acquisitions not consummated were $0.9 million for the six months ended June 29, 2003 compared with $0.8 million for the six months ended June 27, 2004. These costs related to proposed business acquisitions that we decided not to pursue and did not consummate.

Other Income, Net

     Other income, net increased $0.6 million principally due to an increase in our equity in the earnings of Encore and a gain on sale of an inactive property.

Loss Before Income Taxes and Minority Interests

     Our loss before income taxes and minority interests increased $1.7 million to $5.3 million for the six months ended June 27, 2004 from $3.6 million for the six months ended June 29, 2003 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $2.0 million in the 2003 first half and $1.0 million in the 2004 first half, within general and administrative expenses in the accompanying condensed consolidated statements of operations, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. During the 2003 first half and 2004 first half we recognized net investment income from investments in the Deferred Compensation Trusts of $0.4 million and $0.6 million, respectively, consisting of the $0.5 million and $0.8 million of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts referred to above under "Investment Income, Net," including increases in value of $0.3 million and $0.8 million, respectively, prior to the respective periods, less $0.1 million and $0.2 million, respectively, of investment fees. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either
(1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

     The benefit from income taxes represented rates of 2% and 17% for the six months ended June 29, 2003 and June 27, 2004, respectively. The benefit rate is higher in the 2004 first half due principally to the higher pretax loss and the resulting lower effect, as well as lesser magnitude, of (1) non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mixes of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $10.2 million during the six months ended June 27, 2004 reflecting (1) net operating investment adjustments of $21.8 million and (2) net non-cash charges of $5.7 million, both partially offset by (1) cash used by changes in operating assets and liabilities of $12.9 million and (2) a net loss of $4.4 million.

     The net operating investment adjustments of $21.8 million principally reflected $24.9 million of proceeds from sales of trading securities in excess of purchases. The net non-cash charges of $5.7 million principally relate to depreciation and amortization of $8.1 million, partially offset by a deferred income tax benefit of $1.8 million. The cash used by changes in operating assets and liabilities of $12.9 million principally reflected (1) a $5.2 million reduction in accrued compensation and related benefits principally due to the annual payment of previously accrued incentive compensation, (2) a $2.7 million decrease in accounts payable principally due to (a) the settlement of trading securities purchased during late 2003 and (b) the acceleration of payments to a major distributor to obtain more favorable pricing terms and (3) a $1.5 million increase in prepaid advertising and convention costs.

     Excluding the effect of the net sales of trading securities, which represent cash provided from the discretionary sale of investments, our continuing operating activities used cash of $14.7 million in the 2004 first half. We expect that our continuing operating activities excluding the effect, if any, of net sales or purchases of trading securities, for the second half of 2004 will require the net use of cash principally due to our expected payment of approximately $25.7 million to $29.3 million for fees and expenses in connection with the initial public offering of common stock and organization of a newly-formed business development company, as discussed in more detail below under "Acquisitions and Investments." We expect to meet this operating cash flow requirement through the use of our existing cash and cash equivalents.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $590.2 million at June 27, 2004, reflecting a current ratio, which equals current assets divided by current liabilities, of 4.9:1. Working capital decreased $20.4 million from $610.6 million at December 28, 2003 principally due to (1) long-term debt repayments of $17.3 million and (2) dividends paid of $8.9 million, both partially offset by proceeds from stock option exercises of $9.3 million.

     Our total capitalization at June 27, 2004 was $786.3 million, consisting of stockholders' equity of $284.7 million and long-term debt of $501.6 million, including current portion. Our total capitalization decreased $20.2 million from $806.5 million at December 28, 2003 principally due to (1) long-term debt repayments of $17.3 million, (2) dividend payments of $8.9 million and (3) the net loss of $4.4 million, all partially offset by the proceeds from stock option exercises of $9.3 million.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, with a remaining principal balance of $223.2 million as of June 27, 2004, which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Securitization Indenture, we currently estimate that we will repay $11.3 million during the second half of 2004 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

Restaurant Notes

     We have outstanding, through our ownership of Sybra, Inc., leasehold notes, equipment notes and mortgage notes relating to our Company-owned restaurants with a total remaining principal balance of $74.8 million as of June 27, 2004.

Other Long-Term Debt

     We have outstanding $175.0 million of 5% Convertible Notes due 2023 which do not have any scheduled principal repayments prior to 2023. We have a secured bank term loan payable through 2008 with an outstanding principal amount of $13.4 million as of June 27, 2004. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $10.5 million as of June 27, 2004. In addition, we have mortgage notes payable through 2016 related to restaurants we sold in 1997 with outstanding principal amounts totaling $2.8 million as of June 27, 2004.

Revolving Credit Facilities

     We did not have any revolving credit facilities as of June 27, 2004.

Debt Repayments and Covenants

     Our total scheduled long-term debt repayments during the second half of 2004 are $17.9 million consisting principally of the $11.3 million expected to be paid under the Securitization Notes, $3.4 million under the restaurant leasehold, equipment and mortgage notes, $1.6 million under the secured bank term loan and $1.0 million under the secured promissory note.

     The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust and Sybra. We were in compliance with all of these covenants as of June 27, 2004.

     In accordance with the Securitization Indenture, as of June 27, 2004 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on July 20, 2004, $1.8 million relating to cash flows for the calendar month of June 2004 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Under the plan of reorganization of Sybra confirmed by a United States Bankruptcy Court under which we acquired Sybra, we agreed that Sybra would not pay any distributions prior to December 27, 2004.

     Sybra is required to maintain a fixed charge coverage ratio under the agreements for the leasehold notes and mortgage notes and Sybra was in compliance with this ratio as of June 27, 2004.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of June 27, 2004, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of June 27, 2004. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $37.8 million as of June 27, 2004, associated with our 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $1.7 million during the second half of 2004 with insignificant payments in 2005 through 2008 reducing the taxes payable in 2009 to approximately $35.8 million.

     Triarc guarantees mortgage notes payable through 2015 of approximately $40.0 million as of June 27, 2004 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations could total a maximum of approximately $55.0 million as of June 27, 2004, assuming the purchaser has made all scheduled payments under those lease obligations through that date.

Capital Expenditures

     Cash capital expenditures amounted to $2.8 million during the 2004 first half. We expect that cash capital expenditures will be approximately $9.3 million for the second half of 2004, principally relating to the Company-owned restaurants for (1) remodel and maintenance capital expenditures, (2) computer hardware required for the implementation of new restaurant systems and technology and (3) a planned restaurant opening. There were $4.2 million of outstanding commitments for capital expenditures as of June 27, 2004.

Computer Software Expenditures

     Cash expenditures for computer software were $0.3 million in the 2004 first half and are included in "Other net" under "Cash flows from continuing investing activities" in the accompanying condensed consolidated statement of cash flows. We expect to make cash expenditures of approximately $1.1 million for the second half of 2004 for computer software, principally relating to the new restaurant systems and technology. There were $0.7 million of outstanding commitments for computer software as of June 27, 2004.

Acquisitions and Investments

     As of June 27, 2004, we have $717.2 million of cash, cash equivalents and investments, including $39.2 million of investments classified as non-current and $8.9 million of receivables from the sale of securities which had not settled as of June 27, 2004 and net of $30.0 million of securities sold with an obligation for us to purchase included in "Accrued expenses and other current liabilities" in our accompanying condensed consolidated balance sheet. The cash equivalents and non-current investments include $24.7 million of investments, at cost, in deferred compensation trusts designated to satisfy deferred compensation. We also had $32.5 million of restricted cash and cash equivalents including $30.5 million related to the Securitization Notes. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

     In that regard, on July 22, 2004 we acquired a 63.6% interest (representing in excess of 90% of the outstanding voting interests) in Deerfield & Company LLC, which we refer to as Deerfield, for an aggregate $94.5 million, including estimated expenses, of which $0.4 million had been paid as of June 27, 2004. Deerfield, through its subsidiary Deerfield Capital Management LLC, is an alternative asset manager with over $8 billion of assets under management as of June 30, 2004. We will account for Deerfield as a consolidated subsidiary with a minority interest. In connection with the Deerfield acquisition, we also committed to invest $100.0 million to seed a new multi-strategy hedge fund to be managed by Deerfield.

     In addition, we formed jointly with Deerfield an investment advisor, TDM Advisors LLC, which we refer to as TDM, to manage the assets of Triarc Deerfield Investment Corporation, a newly-formed business development company. In connection with the Deerfield acquisition, TDM became a wholly-owned subsidiary of Deerfield and our indirect subsidiary. Triarc Deerfield Investment Corporation has filed an amended registration statement with the Securities and Exchange Commission, which has not yet become effective, relating to a proposed $500.0 million initial public offering of its common stock, which we refer to as the IPO. TDM has agreed to pay a one-time fee to the underwriters and other fees related to the IPO, along with organization expenses, totaling between approximately $25.7 million and $29.3 million, all of which will be funded by us. As a result of this arrangement, we will record an expense of the approximate $25.7 million to $29.3 million without any minority interest benefit upon the closing of the IPO. The IPO is currently expected to close during the second half of 2004; however, there can be no assurance that the IPO will be completed.

     In addition, on July 8, 2004 we acquired a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd., a privately held Australian skin and beauty products company which we refer to as Jurlique, for $25.3 million, plus expenses. We will account for Jurlique under the cost method of accounting since our voting stock interest of 14.3% does not provide us the ability to exercise significant influence over operating and financial policies of Jurlique. At the acquisition date, we paid half of the purchase price, with the remainder, plus interest, payable in Australian dollars in July 2005. In order to limit the related foreign currency risk, we entered into a forward contract whereby we fixed the exchange rate for payment of this liability. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment for three years following the investment.

Income Taxes

     Our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 are in the process of an Internal Revenue Service examination. We have not received any notices of proposed adjustments and, accordingly, the amount of payments, if any, required as a result of this examination cannot be determined. However, we do not currently believe any related tax payments will be required during the second half of 2004. Moreover, should any income taxes or interest be assessed as the result of this examination or any state examination for periods through the October 25, 2000 date of the sale of our former beverage businesses, the purchaser has agreed to pay up to $5.0 million of any resulting income taxes or associated interest relating to the operations of those former beverage businesses.

Dividends

     On March 16, 2004 and June 16, 2004 we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $8.9 million. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the second half of 2004 at the same rate as declared and/or paid in our 2004 first half, based on the number of our class A and class B common shares outstanding as of July 30, 2004, our total cash requirement for dividends would be $9.2 million for the second half of 2004.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 18, 2005 up to a total of $48.6 million of our class A and class B common stock as of June 27, 2004. We paid $1.4 million during the 2004 first quarter to settle the repurchase of 125,000 shares of our class A common stock through a trade entered into prior to December 28, 2003. We cannot assure you that we will repurchase any additional shares under this program.

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

Cash Requirements

     As of June 27, 2004, our consolidated cash requirements for continuing operations for the second half of 2004, exclusive of operating cash flow requirements, consist principally of (1) an aggregate of approximately $207.0 million in connection with the July 2004 acquisition of Deerfield, the investment in Jurlique and the commitment to seed a new multi-strategy hedge fund, and the cost of other business acquisitions, if any, (2) a maximum of an aggregate $48.6 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (3) scheduled debt principal repayments aggregating $17.9 million, (4) capital expenditures of approximately $9.3 million, (5) regular quarterly cash dividends aggregating approximately $9.2 million and (6) computer software expenditures of approximately $1.1 million. We anticipate meeting all of these requirements through (1) the use of our aggregate $678.0 million of existing cash and cash equivalents, short-term investments and receivables from the sale of securities which had not settled as of June 27, 2004, net of $30.0 million of short-term investments sold with an obligation for us to purchase and (2) if necessary for any business acquisitions and if market conditions permit, proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of June 27, 2004, the work at the site has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004 and has recommended that no additional assessment and/or remedial action be required and that the property be monitored in accordance with an approved natural attenuation monitoring plan. The Florida DEP has agreed to a monitoring plan, subject to a reevaluation of the need for additional assessment at the end of two monitoring events. Based on an original cost estimate of approximately $1.0 million for completion of the work plan developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees prior to 2003.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and the other members of our board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through June 27, 2004, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $2.0 million as of June 27, 2004. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter.

Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 is already effective for all financial instruments covered by the statement, except for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under Statement 150 for the subsidiary itself, such as minority interests in a consolidated subsidiary or partnership with a limited life. Financial Accounting Standards Board Staff Position No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150," deferred indefinitely the effective date for applying the provisions of Statement 150 for these mandatorily redeemable noncontrolling interests in subsidiaries described above. Statement 150 requires a financial instrument that is within its scope which companies have historically presented in their financial statements as either equity or between the liabilities section and the equity section (sometimes referred to as mezzanine reporting) to be classified as a liability. The deferred provisions of Statement 150 would have required that mandatorily redeemable noncontrolling interests in subsidiaries be initially valued at fair value and subsequently valued at the cash that would be paid as if settlement occurred at the reporting date. Subsequent changes in the values of these financial instruments would be recognized in earnings as interest expense. If Statement 150 becomes effective with respect to the mandatorily redeemable noncontrolling interests in subsidiaries, we will evaluate at that time whether its application will have an effect on our consolidated financial position or results of operations.

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

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 2."

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps during the 2004 first half. As of June 27, 2004, our long-term debt, including current portion, aggregated $501.6 million and consisted of $488.2 million of fixed-rate debt, including $1.5 million of capitalized leases, and $13.4 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty years. The fair market value of all of our investments in debt securities will decline if interest rates increase.

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

Foreign Currency Risk

     We had no significant changes in our management of, or our exposure to, foreign currency fluctuations during the 2004 first half. However, subsequent to the 2004 first half, our exposure to foreign currency risk has increased as a result of a $25.3 million investment in Jurlique International Pty Ltd., an Australian company, for which half the purchase price, which is payable in Australian dollars, is not due until July 2005. However, in order to limit the related foreign currency risk, we entered into a forward contract whereby we fixed the exchange rate for payment of this liability. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment for three years following the investment.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. In response to the continued low interest rate environment, we began in the latter part of 2003 to invest in some higher yielding, but more risk inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. During the 2004 second quarter, we recognized an unrealized loss deemed to be other than temporary of $2.8 million based on a significant decline in market value of one of these more risk-inherent debt securities. However, we are continuing to adjust our asset allocation to increase the portion of our investments which offer the opportunity for higher, but more risk inherent, returns. In that regard, in July 2004 we committed to invest $100.0 million to seed a new multi-strategy hedge fund to be managed by a subsidiary of Deerfield & Company, LLC, an alternative asset management company in which we acquired a controlling interest in July 2004. Until that multi-strategy hedge fund is established, the $100.0 million will be held temporarily in United States government and government agency debt securities.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of June 27, 2004 these investments consisted of the following (in thousands):

      Cash equivalents included in "Cash and cash equivalents" on our
         condensed consolidated balance sheet......................................$    489,261
      Short-term investments.......................................................     205,148
                                                                                   ------------
         Total cash equivalents and short-term investments.........................     694,409
      Restricted cash equivalents..................................................      32,462
      Non-current investments......................................................      39,160
                                                                                   ------------
                                                                                   $    766,031
                                                                                   ============
      Securities sold with an obligation for us to purchase........................$    (30,030)
                                                                                   ============

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund and bank money market accounts, United States government debt securities, interest-bearing brokerage and bank accounts with a stable value and commercial paper of high credit-quality entities.

     At June 27, 2004 our investments were classified in the following general types or categories (in thousands):

                                                                                           Carrying Value
                                                                         At Fair       ----------------------
                         Type                             At Cost       Value (b)      Amount         Percent
                         ----                             -------       --------       ------         -------

      Cash equivalents (a)............................$   489,261     $   489,261    $  489,261        64%
      Restricted cash equivalents.....................     32,462          32,462        32,462         4%
      Securities accounted for as:
           Trading securities.........................     23,418          24,740        24,740         3%
           Available-for-sale securities..............    156,173         156,864       156,864        20%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     22,196          28,242        22,196         3%
      Participations in commercial term loans.........      6,032           5,654         6,032         1%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....     23,542          40,010        23,542         3%
      Other non-current investments accounted for at:
           Cost.......................................      3,756           3,756         3,756         1%
           Equity.....................................        900          27,339         7,178         1%
                                                      -----------     -----------    ----------      -----
      Total cash equivalents and long investment
        positions.....................................$   757,740     $   808,328    $  766,031       100%
                                                      ===========     ===========    ==========       ====
      Securities sold with an obligation for us to
        purchase......................................$   (28,470)    $   (30,030)   $  (30,030)       N/A
                                                      ===========     ===========    ==========

(a) Includes $2,477,000 of cash equivalents held in deferred compensation trusts and does not include $8,852,000 (included in "Receivables" in the accompanying condensed consolidated balance sheet as of June 27, 2004) of reinvestments from proceeds from the sale of securities which had not settled as of June 27, 2004.
(b) There can be no assurance that we would be able to sell certain of these investments at these amounts.


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

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at June 27, 2004 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of June 27, 2004 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:
                                                                                 Carrying            Equity
                                                                                   Value           Price Risk
                                                                                 --------          ----------
      Equity securities..........................................................$24,740           $ (2,474)


     The sensitivity analysis of financial instruments held at June 27, 2004 for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at June 27, 2004 and with all other variables held constant. The securities included in the trading portfolio do not include any investments in debt securities or investments denominated in foreign currency and, accordingly, there is no interest rate risk or foreign currency risk.


Other Than Trading Purposes:
                                                          Carrying     Interest      Equity           Foreign
                                                            Value      Rate Risk   Price Risk      Currency Risk
                                                         ----------    ---------   ----------      -------------
      Cash equivalents..................................$  489,261    $     (195)   $      --       $       --
      Restricted cash equivalents.......................    32,462            --           --               --
      Available-for-sale corporate debt securities,
         other than commercial paper....................    54,599        (2,457)          --               --
      Available-for-sale equity securities..............    43,657            --       (4,366)              --
      Available-for-sale asset-backed securities........    25,091        (2,342)          --               --
      Available-for-sale United States government
         and government agency debt securities..........    14,927           (87)          --               --
      Available-for-sale commercial paper...............    10,059           (17)          --               --
      Available-for-sale debt mutual fund...............     8,531          (171)          --               --
      Participations in commercial term loans...........     6,032           (59)        (408)              --
      Other investments.................................    56,672          (700)      (4,234)             (66)
      Securities sold with an obligation to purchase....   (30,030)           --        3,003               --
      Long-term debt, excluding capitalized lease
         obligations....................................   500,131       (20,991)          --               --
      Interest rate swap agreement in a payable
         position.......................................       439          (234)          --               --


     The sensitivity analysis of financial instruments held at June 27, 2004 for purposes other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and (3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at June 27, 2004 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. We have also assumed equity price risk for those participations in commercial term loans where the loan is in default and for which we expect to receive stock in exchange for our investment. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     For purposes of this analysis, our debt investments with interest rate risk had a range of remaining maturities and were assumed to have weighted average remaining maturities as of June 27, 2004 as follows:

                                                                                  Range            Weighted Average
                                                                                  -----            ----------------
      Cash equivalents (other than money market funds and interest-
        bearing brokerage and bank accounts)..............................    2 days-86 days               54 days
      United States government and government agency debt securities...... 3 months-11 months             7 months
      Commercial paper.................................................... 10 days-3 1/2 months           2 months
      Other corporate debt securities.....................................   1 year-6 3/4 years        4 1/2 years
      Asset-backed securities............................................. 2 years-30 1/2 years        9 1/3 years
      Debt mutual fund....................................................   1 day-36 years                2 years
      Participations in commercial term loans............................. 6 months-3 1/2 years            3 years
      Debt securities included in other investments (principally held by
        investment limited partnerships and similar investment entities)..        (a)                     10 years
------------------
(a)   Information is not available for the underlying debt investments of these entities.


     The interest rate risk reflects, for each of these debt investments, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. Our cash equivalents included $356.9 million of mutual fund and bank money market accounts and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

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

     For investments held since December 28, 2003 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

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

        o   adverse weather conditions;

        o changes in commodity (including beef), labor, supplies and other operating costs and availability and cost of insurance;

        o significant reductions in the Company's client assets under management (and thus in the Company's advisory fee revenue), due to such factors as weak performance of the Company's investment products (either on an absolute basis or relative to the Company's competitors), substantial illiquidity or volatility in the fixed income instruments that the Company trades, loss of key portfolio management personnel, reduced investor demand for alternative fixed income investment products, and loss of investor confidence due to adverse publicity;

        o increased competition from other alternative fixed income investment managers;

        o pricing pressure on the advisory fees that the Company can charge for its investment advisory services;

        o difficulty in increasing assets under management, or managing existing assets, due to market-related constraints on trading capacity;

        o the removal of the Company as investment manager of one or more of the collateral debt obligations (CDOs) it manages, or the reduction in the Company's CDO management fees because of payment defaults by issuers of the underlying collateral;

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

     We do not undertake and specifically decline any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 2. Changes in Securities, Use of Proceeds And Issuer Purchases of Equity Securities.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first and second fiscal quarters of 2004:

                   Issuer Repurchases of Equity Securities (1)

------------------------------- ---------------------- --------------------- --------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                                   Total Number of      Average Price Paid    Publicly Announced Plan      May Yet Be Purchased
            Period              Shares Purchased (2)      Per Share (2)               (1) (2)               Under the Plan (1)
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
  December 29, 2003 through
       January 25, 2004                681,000                 ---                      ---                    $48,618,750
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
   January 26, 2004 through
      February 22, 2004                236,487                $11.10                    ---                    $48,618,750
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
      February 23, 2004
           through                       ---                   ---                      ---                    $48,618,750
        March 28, 2004
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
        March 29, 2004
           through                    5,242,890               $10.46                    ---                    $48,618,750
        April 25, 2004
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
        April 26, 2004
           through                       ---                   ---                      ---                    $48,618,750
         May 23, 2004
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
         May 24, 2004
           through                       ---                   ---                      ---                    $48,618,750
        June 27, 2004
------------------------------- ---------------------- --------------------- --------------------------- -------------------------

(1) On June 3, 2003, we announced that our existing stock repurchase program had been extended until January 18, 2005 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock. On August 11, 2003, we announced that the stock repurchase program had been amended to permit us to use the $50 million to repurchase shares of our Class B Common Stock, Series 1. No transactions were effected under our stock repurchase program during the first and second fiscal quarters of 2004.

(2) Reflects (i) 681,000 shares of Class A Common Stock acquired by affiliated purchasers in a private transaction consisting of an exchange, by such affiliated purchasers with a third party, of Class B Common Stock, Series 1 and cash for such Class A Common Stock; and (ii) an aggregate of 5,479,377 shares of Class B Common Stock tendered as payment of the exercise price of employee stock options under the Company's 1993 Equity Participation Plan.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 9, 2004, we held our Annual Meeting of Stockholders. As previously announced, at the Annual Meeting Nelson Peltz, Peter W. May, Hugh L. Carey, Clive Chajet, Joseph A. Levato, David E. Schwab II, Raymond S. Troubh, Gerald Tsai, Jr. and Jack G. Wasserman were elected to serve as Directors. Stockholders also approved Proposal 2, to amend our Certificate of Incorporation to increase the total number of shares of capital stock that we have authority to issue from three hundred million to three hundred fifty million shares and to increase the total number of authorized shares of Class B Common Stock from one hundred million to one hundred fifty million shares, Proposal 3, to re-approve the Performance Goals Bonus Awards portion of our 1999 Executive Bonus Plan, which was originally approved by our stockholders in September 1999, and Proposal 4, ratifying the appointment of Deloitte & Touche LLP as our independent certified public accountants.

         The voting on the above matters is set forth below:

Nominee                            Votes For             Votes Withheld
-------                            ---------             --------------
Nelson Peltz                       20,444,651                 942,818
Peter W. May                       20,445,195                 942,274
Hugh L. Carey                      20,373,694               1,013,774
Clive Chajet                       20,426,133                 961,336
Joseph A. Levato                   17,313,104               4,074,365
David E. Schwab II                 20,420,464                 967,005
Raymond S. Troubh                  20,417,374                 970,094
Gerald Tsai, Jr.                   20,425,553                 961,916
Jack G. Wasserman                  20,447,692                 939,776

 Proposal 2 - There were 19,092,759 votes for, 2,265,708 votes against and
     29,000 abstentions. There were no broker non-votes for this item. Proposal 3 - There were 19,257,607 votes for, 2,029,332 votes against and
     100,527 abstentions. There were no broker non-votes for this item. Proposal 4 - There were 21,298,241 votes for, 75,528 votes against and 13,700 abstentions.  There were no broker non-votes for this item.

Item 5.  Other Information.

     On July 22, 2004, we completed our acquisition of a majority interest in Deerfield & Company LLC ("Deerfield"), a Chicago-based alternative asset manager, from Sachs Capital Management LLC ("SCM"), Deerfield Partners Fund II LLC ("DPF II"), Scott A. Roberts and Marvin Shrear. Deerfield, through Deerfield Capital Management LLC ("DCM"), its operating subsidiary, offers a diverse range of alternative fixed income strategies to institutional investors. As of July 1, 2004, DCM had over $8.1 billion in assets under management. Deerfield generated revenues of approximately $36.9 million for the 12 months ended December 31, 2003.

     The purchased interests represent approximately 63.6% of the outstanding membership interests and in excess of 90% of the outstanding voting power of Deerfield. The remainder of the economic and voting interests in Deerfield are owned by senior management of Deerfield or their affiliates.

     The purchase price for the acquisition was approximately $86.5 million, which reflects an enterprise value of approximately $145 million, subject to adjustment based on the amount of unrestricted cash on hand and indebtedness as of the closing date, as provided in the definitive purchase agreement. The purchase price was paid in cash at the closing from our cash on hand.

     As further described in the Fourth Amended and Restated Operating Agreement of Deerfield, dated as of June 26, 2004 (as amended, the "Operating Agreement"), a copy of which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on June 28, 2004, we are entitled to designate a majority of the members of the board of directors of Deerfield. Deerfield's current management, including its Chairman and Chief Executive Officer Gregory H. Sachs, its President Scott Roberts and its Chief Investment Officer Jonathan Trutter, and portfolio management teams, remain intact and will continue to oversee Deerfield's day-to-day operations.

     The Operating Agreement further provides that, commencing on the fifth anniversary of the closing of the acquisition, we will have certain rights to acquire the membership interests of Deerfield owned by Mr. Sachs (the "Sachs Interest") and Mr. Roberts (the "Roberts Interest"), which represent in the aggregate approximately 35% of the outstanding membership interests. In addition, commencing on the third anniversary of the closing of the transaction, Messrs. Sachs and Roberts will have certain rights to require us to acquire the Sachs Interest and the Roberts Interest. In each case, the rights are exercisable at a price equal to the then current fair market value of the Sachs Interest or the Roberts Interest (subject to certain exceptions in the case of the Sachs Interest). Our right to acquire the Sachs Interest and the Roberts Interest, and Messrs. Sachs' and Roberts' rights to require us to acquire such interests, may be accelerated in full upon the occurrence of certain specified events.

     In connection with the acquisition, and as further described in a Commitment Agreement, dated as of June 26, 2004, among Triarc, SCM, Roberts and DCM (the "Commitment Agreement"), a copy of which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on June 28, 2004, we have also committed to invest $100 million to seed a new multi-strategy hedge fund to be managed by Deerfield.

     In addition, Mr. Sachs, the Chairman and Chief Executive Officer of DCM and Deerfield, entered into a new five year employment agreement with Deerfield and DCM, a copy of the agreement and a supplement thereto were filed as Exhibits
10.6 and 10.7 to our Current Report on Form 8-K filed with the SEC on July 22, 2004. As previously reported, a portion of the compensation payable to Mr. Sachs pursuant to the agreement is subject to the adoption by our stockholders of an amendment to our 1999 Executive Bonus Plan.

     Triarc and Deerfield previously formed an investment adviser, TDM Advisors LLC ("TDM"), to manage the assets of Triarc Deerfield Investment Corporation ("Triarc Deerfield"), a newly-formed business development company that, as previously announced, filed a registration statement with the Securities and Exchange Commission relating to a proposed $500 million initial public offering of its common stock. As a result of our acquisition of a majority interest in Deerfield, TDM is now a wholly-owned subsidiary of Deerfield and an indirect subsidiary of Triarc.

     On July 12, 2004, Triarc Deerfield filed an amendment to its registration statement on Form N-2 in connection with its proposed public offering. In the registration statement, Triarc Deerfield disclosed that it will not pay a sales load in connection with the offering. Instead, TDM has agreed to pay a one-time fee to the underwriters upon the closing of the offering equal to 4.75% of the offering price or $0.95 per share ($23,750,000, based on an offering of 25,000,000 shares or $27,312,500 if the underwriters' over-allotment option is exercised in full). Triarc Deerfield also disclosed that TDM has agreed to pay the expenses of the proposed offering, which it estimates to be approximately $1,670,125, and organizational expenses (which are non-recurring), which it estimates to be approximately $250,000.

     TDM will borrow the funds to make the foregoing payments from us, and will be obligated to repay us over a six year period. TDM currently expects to obtain the funds to repay the loan from the management fees paid to it by Triarc Deerfield.

     If the offering is completed and TDM pays the foregoing expenses, we expect to record a pre-tax expense for accounting purposes equal to the amount paid by TDM for such underwriting compensation and offering and organizational expenses. The offering is currently expected to close during the second half of 2004 and such expense would be recorded at such time.

     There can be no assurance that the initial public offering of common stock of Triarc Deerfield will be completed or, if completed, that the terms of such offering will not change from those described in the registration statement previously filed with the Securities and Exchange Commission.

     A registration statement relating to the securities to be issued by Triarc Deerfield has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Quarterly Report on Form 10-Q is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Investors should consider the investment objectives, risks, charges and expenses of Triarc Deerfield carefully before investing. This and other information about Triarc Deerfield will be contained in a prospectus that may be obtained, once available, from Triarc Deerfield. The prospectus should be read carefully before investing. The information in the registration statement filed with the Securities and Exchange Commission in any preliminary prospectus and in this Quarterly Report on Form 10-Q is not complete and may be changed.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

2.1 Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

3.1 Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

10.1 Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of June 26, 2004, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

10.2 Commitment  Agreement,  dated  as of June 26,  2004,  by and  among  Triarc
     Companies, Inc., Sachs Capital Management LLC, Scott A. Roberts and Deerfield Capital Management LLC, incorporated herein by reference to
     Exhibit 10.5 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

10.3 Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

10.4 Supplement, dated as of July 14, 2004, to the Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

10.5 First Amendment to Purchase Agreement, dated as of July 22, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.8 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

10.6 First Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of July 22, 2004, incorporated herein by reference to Exhibit 10.9 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207). 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

      The Registrant filed a report on Form 8-K on June 10, 2004, which included information under Item 7 of such form.

      The Registrant furnished a report on Form 8-K on May 7, 2004, which included information under Item 12 of such form.

      The Registrant filed a report on Form 8-K on April 19, 2004, which included information under Item 5 of such form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIARC COMPANIES, INC.
                                   (Registrant)


Date:  August 6, 2004             By:  /S/ FRANCIS T. McCARRON
                                       --------------------------------
                                       Francis T. McCarron
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (On behalf of the Company)


Date:  August 6, 2004             By:  /S/ FRED H. SCHAEFER
                                       --------------------------------
                                       Fred H. Schaefer
                                       Senior Vice President and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------
Exhibit
  No.                            Description                         Page No.
-------                          -----------                         --------

2.1 Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC,
          Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

3.1 Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

10.1 Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of June 26, 2004, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

10.2 Commitment Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Scott A. Roberts and Deerfield Capital Management LLC, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

10.3 Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).

10.4 Supplement, dated as of July 14, 2004, to the Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).
..
10.5     First Amendment to Purchase Agreement, dated as of
         July 22, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners
         Fund II LLC, Scott A. Roberts, Marvin Shrear and
         Gregory H. Sachs, incorporated herein by reference
         to Exhibit 10.8 to Triarc's Current Report on Form
         8-K dated July 22, 2004 (SEC file no. 1-2207).
..
10.6 First Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of July 22, 2004, incorporated herein by reference to Exhibit 10.9 to Triarc's Current
         Report on Form 8-K dated July 22, 2004
         (SEC file no. 1-2207).

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



Date:  August 6, 2004                              /S/ NELSON PELTZ
                                           ------------------------------------
                                                       Nelson Peltz
                                           Chairman and Chief Executive Officer

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



Date:  August 6, 2004                     /S/ FRANCIS T. McCARRON
                               -------------------------------------------------
                                              Francis T. McCarron
                               Senior Vice President and Chief Financial Officer

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

      The Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 6, 2004                     /S/ NELSON PELTZ
                                            ------------------------------------
                                            Nelson Peltz
                                            Chairman and Chief Executive Officer



Dated:   August 6, 2004                     /S/ FRANCIS T. McCARRON
                                            ------------------------------------
                                            Francis T. McCarron
                                            Senior Vice President and Chief
                                            Financial Officer




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