Form 10-Q
period 2004-09-26
TRIARC COMPANIES INC
filed 2004-11-05
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207

                             TRIARC COMPANIES, INC.
                            ------------------------
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

                                                                 (X) Yes ( ) No

     There were 23,232,306 the registrant's Class A Common Stock and 41,231,083 the registrant's Class B Common Stock outstanding as of October 29, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       December 28,          September 26,
                                                                                         2003 (A)                2004
                                                                                         -------                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.........................................................$   560,510          $   419,087
     Short-term investments............................................................    173,127              167,948
     Receivables  .....................................................................     13,070               28,081
     Inventories.......................................................................      2,416                2,327
     Deferred income tax benefit.......................................................     11,284               11,153
     Prepaid expenses, restricted cash and other current assets........................     12,575                5,323
                                                                                       -----------          -----------
        Total current assets...........................................................    772,982              633,919
Restricted cash equivalents............................................................     32,467               32,866
Investments............................................................................     37,363               66,073
Properties.............................................................................    106,231              104,450
Goodwill ..............................................................................     64,153              123,773
Asset management contracts.............................................................          -               26,615
Other intangible assets................................................................      8,115                9,193
Deferred costs and other assets........................................................     21,654               20,031
                                                                                       -----------          -----------
                                                                                       $ 1,042,965          $ 1,016,920
                                                                                       ===========          ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$         -          $    16,610
     Current portion of long-term debt.................................................     35,637               36,774
     Accounts payable..................................................................     16,314               13,405
     Accrued expenses and other current liabilities....................................     86,462               80,341
     Current liabilities relating to discontinued operations...........................     24,004               15,499
                                                                                       -----------          -----------
        Total current liabilities......................................................    162,417              162,629
Long-term debt.........................................................................    483,280              455,942
Deferred compensation payable to related parties.......................................     29,144               31,233
Deferred income taxes..................................................................     48,697               25,796
Other liabilities, deferred income and minority interests in consolidated
  subsidiaries.........................................................................     31,821               33,772
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                5,910
     Additional paid-in capital........................................................    129,572              133,361
     Retained earnings.................................................................    341,642              345,691
     Common stock held in treasury.....................................................   (203,168)            (223,464)
     Deferred compensation payable in common stock.....................................     10,160               43,553
     Accumulated other comprehensive income............................................        535                  754
     Unearned compensation.............................................................          -               (1,212)
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    287,606              307,548
                                                                                       -----------          -----------
                                                                                       $ 1,042,965          $ 1,016,920
                                                                                       ===========          ===========

(A) Derived from the audited consolidated financial statements as of December 28, 2003.


                See accompanying notes to condensed consolidated
                              financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended            Nine Months Ended
                                                               --------------------------  --------------------------
                                                               September 28, September 26, September 28, September 26,
                                                                   2003         2004           2003          2004
                                                                   ----         ----           ----          ----
                                                                       (In Thousands Except Per Share Amounts)
                                                                                   (Unaudited)
Revenues:
    Net sales..................................................$  51,093     $  52,324       $150,988       $ 151,709
    Royalties and franchise and related fees...................   23,542        26,721         68,181          73,992
    Asset management and related fees..........................        -         6,915              -           6,915
                                                               ---------     ---------       --------       ---------
                                                                  74,635        85,960        219,169         232,616
                                                               ---------     ---------       --------       ---------
Costs and expenses:
    Cost of sales, excluding depreciation and amortization.....   38,295        40,902        112,139         119,891
    Cost of services, excluding depreciation and amortization..        -         2,042              -           2,042
    Advertising and selling....................................    4,412         3,971         11,555          12,767
    General and administrative, excluding depreciation and
      amortization.............................................   23,402        28,713         70,681          77,495
    Depreciation and amortization, excluding amortization
      of deferred financing costs..............................    3,379         4,804         10,176          11,619
                                                               ---------     ---------       --------       ---------
                                                                  69,488        80,432        204,551         223,814
                                                               ---------     ---------       --------       ---------
           Operating profit....................................    5,147         5,528         14,618           8,802
    Interest expense...........................................  (10,032)       (5,017)       (27,857)        (23,655)
    Insurance expense related to long-term debt................   (1,025)         (934)        (3,163)         (2,883)
    Investment income (loss), net..............................    4,014        (3,730)        10,884           7,439
    Gain (costs) related to proposed business acquisitions not
      consummated..............................................    2,994           (26)         2,064            (793)
    Other income, net..........................................      449           373          1,424           1,901
                                                               ---------     ---------       --------       ---------
           Income (loss) from continuing operations
               before income taxes and minority interests......    1,547        (3,806)        (2,030)         (9,189)
(Provision for) benefit from income taxes......................   (1,052)       15,618           (985)         16,559
Minority interests in (income) loss of consolidated
  subsidiaries.................................................        -          (663)           112            (653)
                                                               ---------     ---------       --------       ---------
           Income (loss) from continuing operations............      495        11,149         (2,903)          6,717
Gain on disposal of discontinued operations....................        -        10,823              -          10,823
                                                               ---------     ---------       --------       ---------
           Net income (loss)...................................$     495     $  21,972       $ (2,903)      $  17,540
                                                               =========     =========       ========       =========

Basic income (loss) per share:
     Class A common stock:
           Continuing operations...............................$     .01     $     .16       $   (.05)      $     .10
           Discontinued operations.............................        -           .16              -             .16
                                                               ---------     ---------       --------       ---------
           Net income (loss)...................................$     .01     $     .32       $   (.05)      $     .26
                                                               =========     =========       ========       =========
     Class B common stock:
           Continuing operations...............................$     .01     $     .18       $   (.05)      $     .11
           Discontinued operations.............................        -           .18              -             .18
                                                               ---------     ---------       --------       ---------
           Net income (loss)...................................$     .01     $     .36       $   (.05)      $     .29
                                                               =========     =========       ========       =========
Diluted income (loss) per share:
     Class A common stock:
           Continuing operations...............................$     .01     $     .16       $   (.05)      $     .09
           Discontinued operations.............................        -           .15              -             .15
                                                               ---------     ---------       --------       ---------
           Net income (loss)...................................$     .01     $     .31       $   (.05)      $     .24
                                                               =========     =========       ========       =========
     Class B common stock:
           Continuing operations...............................$     .01     $     .17       $   (.05)      $     .10
           Discontinued operations.............................        -           .17              -             .17
                                                               ---------     ---------       --------       ---------
           Net income (loss)...................................$     .01     $     .34       $   (.05)      $     .27
                                                               =========     =========       ========       =========

                See accompanying notes to condensed consolidated
                             financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                           --------------------------------
                                                                                           September 28,      September 26,
                                                                                               2003               2004
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
Net income (loss).......................................................................$     (2,903)       $    17,540
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
       continuing operating activities:
         Operating investment adjustments, net (see below)..............................     (17,647)            51,808
         Depreciation and amortization of properties....................................       9,203              9,833
         Amortization of other intangible assets and certain other items................         973              1,786
         Amortization of deferred financing costs and original issue discount...........       1,666              1,954
         Deferred compensation provision ...............................................       2,740              1,240
         Release of income tax and related interest accruals ...........................           -            (18,934)
         Deferred income tax benefit....................................................        (658)            (3,455)
         Equity in earnings of investee.................................................      (1,025)            (1,724)
         Unfavorable lease liability recognized.........................................      (1,131)            (1,208)
         Deferred vendor incentive recognized...........................................      (1,420)              (438)
         Minority interests in income (loss) of consolidated subsidiaries...............        (112)               653
         Collection of non-current receivables..........................................       1,667                378
         Gain on disposal of discontinued operations....................................           -            (10,823)
         Other, net.....................................................................         606              1,437
         Changes in operating assets and liabilities:
             Increase in receivables....................................................        (485)            (1,292)
             (Increase) decrease in inventories.........................................        (104)                89
             Decrease in prepaid expenses and other current assets......................       1,100                 56
             Decrease in accounts payable and accrued expenses and other current
               liabilities..............................................................      (5,046)            (2,572)
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing operating activities..........     (12,576)            46,328
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
     Investment activities, net (see below).............................................       1,635            (57,352)
     Capital expenditures...............................................................      (3,465)            (7,892)
     Cost (adjustment to cost in 2003) of business acquisitions less cash acquired......        (200)           (93,768)
     Other, net.........................................................................         (62)              (302)
                                                                                        ------------        -----------
                Net cash used in continuing investing activities........................      (2,092)          (159,314)
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
     Repayments of notes and long-term debt.............................................     (34,717)           (26,666)
     Issuance of long-term debt.........................................................     175,000                  -
     Dividends paid  ...................................................................      (4,238)           (13,491)
     Repurchases of common stock for treasury...........................................     (41,700)            (1,381)
     Exercises of stock options.........................................................      10,422             13,354
     Transfers from restricted cash equivalents collateralizing long-term debt..........         127                 65
     Deferred financing costs...........................................................      (6,525)                 -
     Class B common stock distribution costs............................................        (910)                 -
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing financing activities..........      97,459            (28,119)
                                                                                        ------------        -----------
Net cash provided by (used in) continuing operations....................................      82,791           (141,105)
Net cash provided by (used in) discontinued operations..................................       4,767               (318)
                                                                                        ------------        -----------
Net increase (decrease) in cash and cash equivalents....................................      87,558           (141,423)
Cash and cash equivalents at beginning of period........................................     456,388            560,510
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    543,946        $   419,087
                                                                                        ============        ===========
Detail of cash flows related to investments:
     Operating investment adjustments, net:
       Proceeds from sales of trading securities........................................$    206,465        $   161,913
       Cost of trading securities purchased.............................................    (220,724)          (114,394)
       Net recognized (gains) losses from trading securities and short positions in
         securities.....................................................................        (372)               832
       Other net recognized (gains) losses, net of other than temporary losses .........      (3,042)             5,267
       Net (accretion of discount) amortization of premium on debt securities...........          26             (1,810)
                                                                                        ------------        -----------
                                                                                        $    (17,647)       $    51,808
                                                                                        =============       ===========
Investing investment activities, net:
       Proceeds from sales and maturities of available-for-sale securities and other
         investments....................................................................$    128,006        $   171,587
       Cost of available-for-sale securities and other investments purchased............    (129,610)          (217,252)
       Proceeds of securities sold short................................................      28,777             19,539
       Payments to cover short positions in securities..................................     (21,720)           (38,493)
       (Increase) decrease in restricted cash collateralizing obligations for short
          positions in securities.......................................................      (3,818)             7,267
                                                                                        ------------        -----------
                                                                                        $      1,635        $   (57,352)
                                                                                        ============        ===========

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 26, 2004
                                  (Unaudited)

(1)   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 2003 and September 26, 2004, its results of operations for the three-month and nine-month periods ended September 28, 2003 and September 26, 2004 and its cash flows for the nine-month periods ended September 28, 2003 and September 26, 2004 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company acquired a 63.6% capital interest on July 22, 2004 (see Note 3), reports on a calendar year ending on December 31. The Company's first nine-month period of fiscal 2003 commenced on December 30, 2002 and ended on September 28, 2003, with its third quarter commencing on June 30, 2003. The Company's first nine-month period of fiscal 2004 commenced on December 29, 2003 and ended on September 26, 2004, with its third quarter commencing on June 28, 2004, except that for each of these periods, Deerfield is included commencing July 23, 2004 through its quarter end of September 30, 2004. The periods from June 30, 2003 to September 28, 2003 and December 30, 2002 to September 28, 2003 are referred to herein as the three-month and nine-month periods ended September 28, 2003, respectively. The periods from June 28, 2004 to September 26, 2004 and December 29, 2003 to September 26, 2004 are referred herein as the three-month and nine-month periods ended September 26, 2004, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks. The effect of including Deerfield in the Company's condensed consolidated financial statements through Deerfield's quarter end of September 30, 2004 instead of the Company's quarter end of September 26, 2004 was not material.

(2)  Significant Accounting Policies

Stock Based Compensation

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

     The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method rather than the fair value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's class A common stock (the "Class A Common Stock" or "Class A Common Shares") and/or class B common stock, series 1 (the "Class B Common Stock" or "Class B Common Shares"), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options.

     A summary of the effect on net income (loss) and net income (loss) per share in each period presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing January 1, 1995 is as follows (in thousands except per share data):

                                                                  Three Months Ended             Nine Months Ended
                                                             ----------------------------  ----------------------------
                                                             September 28,   September 26, September 28,  September 26,
                                                                 2003           2004          2003           2004
                                                                 ----           ----          ----           ----

      Net income (loss), as reported.........................$      495     $   21,972    $   (2,903)     $    17,540
      Reversal of stock-based employee compensation expense
        determined under the intrinsic value method included
        in reported net income or loss, net of related income
        taxes................................................       110              -           159              157
      Recognition of total stock-based employee compensation
        expense determined under the fair value method, net
        of related income taxes..............................    (1,297)          (609)       (3,980)          (1,786)
                                                             ----------     ----------     ---------      -----------
      Net income (loss), as adjusted.........................$     (692)    $   21,363     $  (6,724)     $    15,911
                                                             ==========     ==========     =========      ===========

      Net income (loss) per share:
        Class A Common Stock:
           Basic, as reported................................$     .01      $      .32    $     (.05)     $       .26
           Basic, as adjusted................................     (.01)            .31          (.11)             .24
           Diluted, as reported..............................      .01             .31          (.05)             .24
           Diluted, as adjusted..............................     (.01)            .30          (.11)             .22
        Class B Common Stock:
           Basic, as reported................................$     .01      $      .36    $     (.05)     $       .29
           Basic, as adjusted................................     (.01)            .35          (.11)             .27
           Diluted, as reported..............................      .01             .34          (.05)             .27
           Diluted, as adjusted..............................     (.01)            .33          (.11)             .25

     Stock options granted prior to a stock distribution (the "Stock Distribution") during the third quarter of 2003 of two shares of the Company's Class B Common Stock for each share of the Company's Class A Common Stock, as adjusted for the Stock Distribution, are each exercisable for one share of Class A Common Stock and two shares of Class B Common Stock (the "Package Options"). Stock options granted subsequent to the Stock Distribution are exercisable for one share of Class A Common Stock (the "Class A Options") or one share of Class B Common Stock (the "Class B Options"). The fair value of these stock options granted under the Equity Plans on the dates of grant were estimated using the Black-Scholes option pricing model (the "Black-Scholes Model") with the following weighted average assumptions for options granted during the nine-month periods ended September 28, 2003 and September 26, 2004:

                                                                                      Nine Months Ended
                                                                         -------------------------------------------
                                                                         September 28, 2003      September 26, 2004
                                                                         ------------------    ---------------------
                                                                              Package          Class A       Class B
                                                                              Options          Options       Options
                                                                              -------          -------       -------

        Risk-free interest rate.......................................        2.90  %          3.96  %       3.87  %
        Expected option life in years.................................           7                7             7
        Expected volatility...........................................        17.5  %          19.6  %       32.7  %
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

     During the nine-month period ended September 28, 2003, the Company granted 24,000 Package Options and during the nine-month period ended September 26, 2004, the Company granted 43,000 Class A Options and 239,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted average grant date fair value of each of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $7.56, $2.23 and $3.33, respectively.

Update  to  Significant Accounting Policies

     As a result of the acquisition of a 63.6% capital interest in Deerfield, an alternative asset manager, the Company has adopted certain new accounting policies. The following disclosure is supplemental to Note 1, "Summary of Significant Accounting Policies," in the Form 10-K.

      Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Deerfield with minority interests commencing July 23, 2004.

      Short-Term Investments

     Deerfield holds investments in preferred shares of several collateralized debt obligation instruments ("CDOs") for which it is the collateral manager. Such investments are considered financial assets subject to prepayment and are therefore accounted for similar to debt securities and are classified as "available-for-sale" securities. Interest income is accreted on the preferred shares over the respective lives of the CDOs using the effective yield method.

      Revenue Recognition

     Asset management and related fees consist of the following types of revenues generated by Deerfield in its capacity as the trading manager for various investment funds and private investment accounts (collectively, the "Funds") and as the collateral manager for various CDOs: (1) management fees,
(2) incentive fees and (3) other related fees. Management fees are recognized as revenue when the management services have been performed for the period and all contingencies have been resolved, including the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements. Incentive fees are based upon the performance of the Funds and CDOs and are recognized as revenues when the amounts become fixed and determinable upon the close of a performance period for the Funds or the achievement of performance targets for the CDOs. Other related fees primarily include structuring and warehousing fees earned by Deerfield for services provided to CDOs and are recognized as revenues upon the rendering of such services and the closing of the respective CDO.

(3)  Business Acquisition

     On July 22, 2004 the Company completed the acquisition of a 63.6% capital interest in Deerfield (the "Deerfield Acquisition") for an aggregate cost of $94,782,000, consisting of payments of $86,532,000 to selling owners and estimated expenses of $8,250,000, including expenses reimbursed to a selling owner. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an alternative asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield currently provides asset management services for CDOs and Funds but may expand its services into other types of investments. As of September 26, 2004, Deerfield has over $8 billion of assets under management, consisting principally of CDOs and, to a much lesser extent, Funds. Deerfield represents a business segment of the Company (see Note 12).

     The following table (1) summarizes on a preliminary basis the allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed in the Deerfield Acquisition and remains subject to finalization due to the recent date of the acquisition and (2) provides a reconciliation to "Cost of business acquisitions less cash acquired" in the accompanying condensed consolidated statement of cash flows (in thousands):

                                                                                                   As of
                                                                                               July 22, 2004
                                                                                               -------------
         Current assets.........................................................................$   30,877
         Restricted cash equivalents............................................................       400
         Investments............................................................................        49
         Properties.............................................................................       739
         Goodwill...............................................................................    59,620
         Asset management contracts.............................................................    27,199
         Other intangible assets................................................................     1,394
         Other assets...........................................................................       590
                                                                                                ----------
               Total assets acquired............................................................   120,868
                                                                                                ----------
         Current liabilities....................................................................    24,039
         Deferred income and minority interests in Deerfield....................................     2,047
                                                                                                ----------
               Total liabilities assumed........................................................    26,086
                                                                                                ----------
                     Net assets acquired........................................................    94,782
         Less cash acquired.....................................................................     1,014
                                                                                                ----------
         Cost of business acquisitions less cash acquired.......................................$   93,768
                                                                                                ==========

     The Deerfield Acquisition resulted in $59,620,000 of goodwill, which will be fully deductible for income tax purposes and was assigned entirely to the Company's new asset management business segment. Such goodwill reflects the substantial value of Deerfield's historically profitable investment advisory brand and the Company's expectation of being able to grow Deerfield's asset management portfolio thereby increasing its asset management fee revenues. All of the acquired identifiable intangible assets, aggregating $28,593,000, are amortizable and principally include (1) asset management contracts for Funds of $14,946,000, (2) asset management contracts for CDOs of $12,253,000, (3) asset management computer software systems of $890,000 and (4) non-compete agreements of $413,000. Each of those amounts represents the Company's 63.6% interest in the fair value of the respective intangible asset, as determined in accordance with a preliminary independent appraisal. The acquired identifiable intangible assets have a weighted average amortization period of approximately 11 years, reflecting a weighted average of approximately 12 years for the asset management contracts and approximately 4 years for the other intangible assets.

     Deerfield's results of operations, less applicable minority interests, and cash flows subsequent to the July 22, 2004 date of the Deerfield Acquisition through September 30, 2004 have been included in the accompanying condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 26, 2004.

     The following supplemental pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for each of the periods presented herein has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Deerfield Acquisition as if it had been consummated as of the beginning of each respective period (in thousands except per share amounts):

                                                                              Three Months Ended
                                                             -------------------------------------------------------
                                                                September 28, 2003             September 26, 2004
                                                             --------------------------    -------------------------
                                                             As Reported    As Adjusted    As Reported   As Adjusted
                                                             -----------    -----------    -----------   -----------

      Revenues...............................................$    74,635   $   81,367    $    85,960     $    87,476
      Operating profit.......................................      5,147        5,192          5,528           4,605
      Income from continuing operations......................        495          154         11,149          10,695
      Net income.............................................        495          154         21,972          21,518
      Basic income per share:
        Class A Common Stock:
           Continuing operations.............................        .01            -            .16             .15
           Net income........................................        .01            -            .32             .31
        Class B Common Stock:
           Continuing operations.............................        .01            -            .18             .17
           Net income........................................        .01            -            .36             .35
      Diluted income per share:
        Class A Common Stock:
           Continuing operations.............................        .01            -            .16             .15
           Net income........................................        .01            -            .31             .30
        Class B Common Stock:
           Continuing operations.............................        .01            -            .17             .17
           Net income........................................        .01            -            .34             .33

                                                                                Nine Months Ended
                                                             -------------------------------------------------------
                                                                September 28, 2003             September 26, 2004
                                                             --------------------------    -------------------------
                                                             As Reported    As Adjusted    As Reported   As Adjusted
                                                             -----------    -----------    -----------   -----------

      Revenues...............................................$   219,169   $  241,097    $   232,616     $   260,135
      Operating profit.......................................     14,618       15,332          8,802          15,990
      Income (loss) from continuing operations...............     (2,903)      (3,475)         6,717           8,902
      Net income (loss)......................................     (2,903)      (3,475)        17,540          19,725
      Basic income (loss) per share:
        Class A Common Stock:
           Continuing operations..........................          (.05)        (.06)           .10             .13
           Net income (loss).................................       (.05         (.06)           .26             .29
        Class B Common Stock:
           Continuing operations............................        (.05)        (.06)           .11             .15
           Net income (loss)................................        (.05)        (.06)           .29             .33
      Diluted income (loss) per share:
        Class A Common Stock:
           Continuing operations..........................          (.05)        (.06)           .09             .12
           Net income (loss)................................        (.05)        (.06)           .24             .28
        Class B Common Stock:
           Continuing operations............................        (.05)        (.06)           .10             .14
           Net income (loss).................................       (.05)        (.06)           .27             .31

     This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Deerfield Acquisition actually been consummated as of the beginning of each of the respective periods presented above or of the Company's future results of operations.

     Deerfield granted membership interests in future profits effective August 20, 2004 (the "Profit Interests") to certain of its key personnel, which effectively increased the minority interests in any profits of Deerfield subsequent to August 19, 2004 by 2.1% to 38.5% from 36.4%. The estimated fair value at the date of grant of the Profit Interests, in accordance with an independent appraisal, was $2,050,000, which resulted in aggregate unearned compensation of $1,260,000, net of minority interests, being charged to the "Unearned compensation" component of "Stockholders equity" with an equal offsetting increase in "Additional paid-in capital." The vesting of Profit Interests varies by employee either vesting ratably in each of the three years ended August 20, 2007, 2008, and 2009 or 100% on August 20, 2007. Accordingly, this unearned compensation is being amortized as compensation expense as earned over periods of three or five years.

     The Company owns 63.6% of the capital interests and 61.5% of the Profit Interests in Deerfield. The remaining economic interests in Deerfield are owned by executives of Deerfield or their affiliates. Commencing July 22, 2009, the Company will have certain rights to acquire the economic interests of Deerfield owned by two of its executives, which aggregate 35.5% of the capital interests and 34.3% of the Profit Interests. In addition, commencing July 22, 2007, those two executives will have certain rights to require the Company to acquire their economic interests. In each case, the rights are generally exercisable at a price equal to the then current fair market value of those interests.

     In connection with the Deerfield Acquisition, the Company also committed to invest $100,000,000 to seed a new multi-strategy hedge fund to be managed by Deerfield. Such fund was established and the $100,000,000 was funded in October 2004. The fund will initially be accounted for as a consolidated subsidiary of the Company, with minority interests to the extent of third-party investor participation, commencing in the quarter ending January 2, 2005.

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                 Three Months Ended             Nine Months Ended
                                                             ----------------------------  ---------------------------
                                                             September 28,  September 26,  September 28, September 26,
                                                                 2003           2004           2003          2004
                                                                 ----           ----           ----          ----

      Net income (loss).......................................$      495    $   21,972      $  (2,903)    $   17,540
      Unrealized gains (losses) on available-for sale
        securities (see below)................................      (202)        1,053         (1,105)           207
      Net change in currency translation adjustment...........        (4)           21              8             12
                                                              ----------    ----------      ---------     ----------
      Comprehensive income (loss).............................$      289    $   23,046      $  (4,000)    $   17,759
                                                              ==========    ==========      =========     ==========

     The following is a summary of the components of the unrealized gains or losses on available-for-sale securities included in other comprehensive income
(loss) (in thousands):

                                                                 Three Months Ended              Nine Months Ended
                                                             ----------------------------  ----------------------------
                                                             September 28,  September 26,  September 28,  September 26,
                                                                 2003           2004           2003           2004
                                                                 ----           ----           ----           ----
      Unrealized holding gains (losses) arising during the
        period................................................$     (311)   $      604      $  (1,835)    $        415
      Reclassification of prior period net unrealized holding
        (gains) losses included in net income or loss.........        (7)        1,006            105             (118)
                                                              ----------    ----------      ---------     ------------
                                                                    (318)        1,610         (1,730)             297
      Equity in change in unrealized gain on a retained
        interest..............................................        (4)            -            (20)              (2)
      Equity in change in unrealized gain on available-for-
        sale securities.......................................         3            (2)             -               (1)
      Income tax benefit (provision)..........................       117          (599)           645             (131)
      Minority interests in a consolidated subsidiary.........         -            44              -               44
                                                              ----------    ----------      ---------     ------------
                                                              $     (202)   $    1,053      $  (1,105)    $        207
                                                              ==========    ==========      =========     ============

(5)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the table below. Income for the three-month period ended September 28, 2003 and the three and nine-month periods ended September 26, 2004 was allocated between the Class A Common Shares and Class B Common Shares based on the actual dividend payment ratio to the extent of any dividends paid during the period with any excess allocated giving effect to the current minimum stated dividend participation rate of 110% for the Class B Common Shares compared with the Class A Common Shares. Losses for the nine-month period ended September 28, 2003 were allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. The weighted average number of shares includes the effect of the shares held in the additional deferred compensation trusts which are not reported as outstanding shares for financial statement purposes (see Note 10).

     Diluted income per share for the three-month period ended September 28, 2003 and the three and nine-month periods ended September 26, 2004 has been computed by dividing the allocated income for the Class A Common Shares and Class B Common Shares by the weighted average number of shares of each class plus the potential common share effects on each class of dilutive stock options, computed using the treasury stock method, as presented in the table below. The shares used to calculate diluted income per share for those periods exclude any effect of the Company's $175,000,000 of 5% convertible notes (the "Convertible Notes") which would have been antidilutive. Diluted loss per share for the nine-month period ended September 28, 2003 was the same as basic loss per share for each of the Class A and Class B Common Shares since the Company reported a net loss for this period and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive.

     The only remaining Company securities as of September 26, 2004 that could dilute basic income per share for periods subsequent to September 26, 2004 are
(1) outstanding stock options which are exercisable into 4,116,000 shares and 8,590,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (2) the Convertible Notes which are convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

                                                                 Three Months Ended              Nine Months Ended
                                                            -----------------------------  ----------------------------
                                                            September 28,   September 26,  September 28,  September 26,
                                                                2003            2004           2003           2004
                                                                ----            ----           ----           ----
      Class A Common Shares:
        Continuing operations...............................$       150      $   3,728    $     (968)     $    2,149
        Discontinued operations.............................          -          3,666             -           3,539
                                                            -----------      ---------    ----------      ----------
        Net income (loss)...................................$       150      $   7,394    $     (968)     $    5,688
                                                            ===========      =========    ==========      ==========

      Class B Common Shares:
        Continuing operations...............................$       345      $   7,421    $   (1,935)     $    4,568
        Discontinued operations.............................          -          7,157             -           7,284
                                                            -----------      ---------    ----------      ----------
        Net income (loss)...................................$       345      $  14,578    $   (1,935)     $   11,852
                                                            ===========      =========    ==========      ==========

     The number of shares used to calculate basic and diluted loss per share were as follows (in thousands):

                                                                 Three Months Ended              Nine Months Ended
                                                            -----------------------------  ----------------------------
                                                            September 28,   September 26,  September 28,  September 26,
                                                                2003            2004          2003           2004
                                                                ----            ----          ----           ----
      Class A Shares:
        Weighted average shares
             Outstanding....................................     19,267         21,736        19,862          20,834
             Held in deferred compensation trusts...........        361          1,408           210             984
                                                            -----------      ---------    ----------      ----------
        Basic shares........................................     19,628         23,144        20,072          21,818
             Dilutive effect of stock options...............      1,585            851             -           1,240
                                                            -----------      ---------    ----------      ----------
        Diluted shares......................................     21,213         23,995        20,072          23,058
                                                            ===========      =========    ==========      ==========

      Class B Shares:
        Weighted average shares
             Outstanding....................................     38,534         38,241        39,724          38,662
             Held in deferred compensation trusts...........        722          2,816           420           1,967
                                                            -----------      ---------    ----------      ----------
        Basic shares........................................     39,256         41,057        40,144          40,629
             Dilutive effect of stock options...............      3,170          1,703             -           2,479
                                                            -----------      ---------    ----------      ----------
        Diluted shares......................................     42,426         42,760        40,144          43,108
                                                            ===========      =========    ==========      ==========

(6)  Capital Stock

     In June 2004 the Company increased its authorized shares of Class B Common Stock from 100,000,000 shares to 150,000,000 shares.

(7)  Income Taxes

     During the quarter ended September 26, 2004, the Internal Revenue Service (the "IRS") finalized its examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without asserting any additional income tax liability. Also during the quarter ended September 26, 2004, a state income tax examination was finalized and the statute of limitations for examinations of certain state income tax returns expired. In connection with these matters, the Company determined that it had income tax reserves and related interest accruals that were no longer required and released
(1) $25,415,000 of income tax reserves, of which $14,592,000 increased the "Benefit from income taxes" and $10,823,000 was reported as the "Gain on disposal of discontinued operations" (see Note 8), and (2) $4,342,000 of related interest accruals as a reduction of "Interest expense" in the accompanying condensed consolidated statements of operations for the three-month and nine-month periods ended September 26, 2004. The Company's Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the IRS although certain state income tax returns are currently under examination. However, management of the Company believes that adequate aggregate provisions have been made in prior periods for any liabilities, including interest, that may result from any such examination(s).

(8)  Discontinued Operations

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

     During the three-month period ended September 26, 2004, the Company recorded additional gain on the disposal of the Beverage Discontinued Operations of $10,823,000 resulting from the release of income tax reserves related to the discontinued operations which were no longer required upon the finalization of the examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 and the expiration of the statute of limitations with respect to examining certain of the Company's state income tax returns.

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                         December 28,    September 26,
                                                                                             2003            2004
                                                                                             ----            ----
      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations.........................................................$     22,460      $    14,095
      Liabilities relating to the SEPSCO and the Propane Discontinued Operations........       1,544            1,404
                                                                                        ------------      -----------
                                                                                        $     24,004      $    15,499
                                                                                        ============      ===========

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

(9)  Retirement Benefit Plans

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

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                   Three Months Ended             Nine Months Ended
                                                             ------------------------------ -----------------------------
                                                             September 28,    September 26, September 28,   September 26,
                                                                 2003             2004          2003            2004
                                                                 ----             ----          ----            ----

      Service cost (consisting entirely of plan expenses)......$       21    $      23    $       63      $       68
      Interest cost............................................        63           61           187             182
      Expected return on the plans' assets.....................       (67)         (71)         (199)           (213)
      Amortization of unrecognized net loss....................        16            8            50              24
                                                               ----------    ---------    ----------      ----------
      Net periodic pension cost................................$       33    $      21    $      101      $       61
                                                               ==========    =========    ==========      ==========

     The Company currently expects to contribute an aggregate $264,000 to its two defined benefit plans for all of 2004, of which $203,000 was contributed during the nine-month period ended September 26, 2004.

(10)  Transactions with Related Parties

     Prior to 2003 the Company provided incentive compensation of $22,500,000, in the aggregate, to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $2,740,000 and $1,239,000 was recognized in the nine-month periods ended September 28, 2003 and September 26, 2004, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company is permitted to recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income from investments in the Deferred Compensation Trusts of $592,000 and $563,000 during the nine-month periods ended September 28, 2003 and September 26, 2004, respectively. Such net investment income during the nine-month periods ended September 28, 2003 and September 26, 2004 consisted of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts of $744,000 and $828,000, respectively, which included increases in value of $513,000 and $777,000 prior to the nine-month periods ended September 28, 2003 and September 26, 2004, respectively, and interest income of $5,000 and $11,000, respectively, less management fees of $157,000 and $276,000, respectively. Recognized gains, interest income and investment fees are included in "Investment income (loss), net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" in the accompanying condensed consolidated statements of operations. As of September 26, 2004, the obligation to the Executives related to the Deferred Compensation Trusts is $30,383,000 and is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets. As of September 26, 2004, the assets in the Deferred Compensation Trusts consisted of $22,196,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, and $1,861,000 included in "Cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     During the nine months ended September 26, 2004, the Executives exercised an aggregate 2,850,000 Package Options (see Note 2) under the Company's Equity Plans and paid the exercise prices utilizing shares of the Company's Class B Common Stock received by the Executives in connection with the Stock Distribution and effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $33,393,000, represented by an additional 1,047,450 Class A Common Shares and 2,094,887 shares of Class B Common Shares based on the market prices at the date of exercise. Such shares are being held in two additional deferred compensation trusts (the "Additional Deferred Compensation Trusts"). The resulting obligation of $33,393,000 is included in the "Deferred compensation payable in common stock" component of "Stockholders' equity" in the accompanying condensed consolidated balance sheet as of September 26, 2004. The Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2005 and, during the 2004 second quarter, elected to further defer the receipt of these shares until no earlier than January 2, 2008. The cash equivalents funded from cumulative dividends paid on shares held by the Additional Deferred Compensation Trusts of $850,000 are included in "Cash and cash equivalents," and the related obligation is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheet as of September 26, 2004.

     In accordance with an employment agreement with an executive of Deerfield who is also a director of the Company, Deerfield incurred and paid $59,000 to an entity of which the executive is the principal owner to reimburse operating expenses for the usage of an airplane during the period from the July 22, 2004 date of the Deerfield Acquisition through Deerfield's quarter end of September 30, 2004.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 23 to the consolidated financial statements contained in the Form 10-K.

(11) Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and, as of September 26, 2004, the work at the site has been completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. Based on provisions of $1,667,000 for those costs made prior to 2003, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through September 26, 2004, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,800,000 as of September 26, 2004. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(12) Business Segments

     As a result of the Deerfield Acquisition, the Company now manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants and (2) asset management (see Note 3). The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). Information concerning the segments in which the Company operates is shown in the table below. EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit has been computed as revenues less operating expenses. In computing EBITDA and operating profit, interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents, short-term and non-current investments and properties.

     The following is a summary of the Company's segment information (in thousands):

                                                               Three Months Ended                Nine Months Ended
                                                          ----------------------------    -----------------------------
                                                          September 28, September 26,      September 28,  September 26,
                                                              2003          2004               2003          2004
                                                              ----          ----               ----          ----
      Revenues:
          Restaurants......................................$    74,635   $    79,045     $    219,169     $    225,701
          Asset management.................................          -         6,915                -            6,915
                                                           -----------   -----------     ------------     ------------
          Consolidated revenues............................$    74,635   $    85,960     $    219,169     $    232,616
                                                           ===========   ===========     ============     ============
      EBITDA:
          Restaurants......................................$    18,689   $    20,837     $     57,106     $     52,047
          Asset management.................................          -           964                -              964
          General corporate................................    (10,163)      (11,469)         (32,312)         (32,590)
                                                           -----------   -----------     ------------     ------------
          Consolidated EBITDA..............................      8,526        10,332           24,794           20,421
                                                           -----------   -----------     ------------     ------------
      Less Depreciation and Amortization:
          Restaurants......................................      1,994         2,640            6,051            6,988
          Asset management.................................          -           836                -              836
          General corporate................................      1,385         1,328            4,125            3,795
                                                           -----------   -----------     ------------     ------------
          Consolidated Depreciation and Amortization.......      3,379         4,804           10,176           11,619
                                                           -----------     ---------     ------------     ------------
      Operating profit:
          Restaurants......................................     16,695        18,197           51,055           45,059
          Asset management.................................          -           128                -              128
          General corporate................................    (11,548)      (12,797)         (36,437)         (36,385)
                                                           -----------   -----------     ------------     ------------
          Consolidated operating profit....................      5,147         5,528           14,618            8,802
      Interest expense.....................................    (10,032)       (5,017)         (27,857)         (23,655)
      Insurance expense related to long-term debt..........     (1,025)         (934)          (3,163)          (2,883)
      Investment income (loss), net........................      4,014        (3,730)          10,884            7,439
      Gain (costs) related to proposed business
        acquisitions not consummated.......................      2,994           (26)           2,064             (793)
      Other income, net....................................        449           373            1,424            1,901
                                                           -----------   -----------     ------------     ------------
      Consolidated income (loss) from continuing
        operations before income taxes and minority
        interests..........................................$     1,547   $    (3,806)    $     (2,030)    $     (9,189)
                                                           ===========   ===========     ============     ============


                                                                                          December 28,    September 26,
                                                                                              2003            2004
                                                                                              ----            ----
      Identifiable assets:
        Restaurants......................................................................$    209,167     $    207,979
        Asset management.................................................................           -          123,918
        General corporate................................................................     833,798          685,023
                                                                                         ------------     ------------
        Consolidated total assets........................................................$  1,042,965     $  1,016,920
                                                                                         ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Item 7 of our 2003 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of September 26, 2004 pertaining to these topics. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

     On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield & Company LLC in a transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an alternative asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. As of September 26, 2004, Deerfield has over $8 billion of assets under management, consisting of (1) collateralized debt obligation instruments, which we refer to as CDOs, and (2) to a much lesser extent, fixed income and investment funds and private investment accounts, which we refer to as Funds. Our consolidated results of operations include Deerfield's results commencing July 23, 2004, with applicable minority interests.

     We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and, as a result of the Deerfield Acquisition, in the asset management business. In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the nine months ended September 26, 2004. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs and Funds and we may expand our services into other types of investments. We also derived investment income or loss throughout the periods presented principally from the investment of our excess cash.

     We intend to enhance the value of our company by increasing the revenues of the Arby's restaurant business and our newly acquired asset management business. In April 2004, we began adding new Arby's menu items such as salads and wraps and we are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing new operational initiatives targeted at service levels and convenience. We plan to grow Deerfield's asset management portfolio by utilizing the value of its historically profitable investment advisory brand, thereby increasing its asset management fee revenues.

     As discussed below under "Liquidity and Capital Resources - Acquisitions and Investments," we continue to evaluate our options for the use of our significant cash, cash equivalent and investment position, including additional business acquisitions, repurchases of our common shares and investments. In recent periods we evaluated a number of business acquisition opportunities, including Deerfield, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders.

     In recent periods our restaurant business has experienced the following trends:

o Continued growth of food consumed away from home as a percentage of total food-related spending;

o Increases in the cost and overall difficulty of developing new units in many areas of the country, primarily as a result of increased competition among quick service restaurants and other retail food operators for available development sites, higher development costs associated with those sites and continued tightening in the lending markets typically used to finance new unit development;

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

o Competition from new product choices, offering a variety of options which include low calorie, low carbohydrate and/or low fat products as a result of a greater consumer awareness of nutritional issues;

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

     In recent periods, our asset management business has experienced the following trends, including trends prior to our entrance into the asset management business through the Deerfield Acquisition:

o Growth in the hedge fund market as investors appear to be increasing their investment allocations to hedge funds;

o Increased competition in the hedge fund industry in the form of new hedge funds offered by both new and established investment managers to meet the increasing demand of hedge fund investors;

o Continued growth of the CDO market as it opens to individual investors, in addition to the institutional investors which it has mainly served in the past, with funds that offer more simplified income tax reporting for the investor; and

o Increased competition in the fixed income investment markets resulting in higher demand for and costs of investments purchased by CDOs resulting in the need to continuously develop new investment strategies with the goal of maintaining acceptable returns to investors.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield reports on a calendar year ending on December 31. Our first nine-month period of fiscal 2003 commenced on December 30, 2002 and ended on September 28, 2003, with our third quarter commencing on June 30, 2003. Our first nine-month period of fiscal 2004 commenced on December 29, 2003 and ended on September 26, 2004, with our third quarter commencing on June 28, 2004, except that for each of these periods, Deerfield is included from July 23, 2004 through its quarter end of September 30, 2004. When we refer to the "three months ended September 28, 2003," or the "2003 third quarter," and the "nine months ended September 28, 2003," or the "first nine months of 2003," we mean the periods from June 30, 2003 to September 28, 2003 and December 30, 2002 to September 28, 2003, respectively. When we refer to the "three months ended September 26, 2004," or the "2004 third quarter," and the "nine months ended September 26, 2004," or the "first nine months of 2004," we mean the periods from June 28, 2004 to September 26, 2004 and December 29, 2003 to September 26, 2004, respectively. Each quarter contained 13 weeks and each nine-month period contained 39 weeks. The effect of including Deerfield in our results through Deerfield's quarter end of September 30, 2004 instead of our quarter end of September 26, 2004 was not material. Our 2004 fiscal year will end on January 2, 2005 and will contain 53 weeks compared with 52 weeks in 2003. Accordingly, our results of operations for the fourth quarter of fiscal 2004 will contain one more week than the comparable period of fiscal 2003. All references to years, first nine months and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the (1) 2003 third quarter and the 2004 third quarter and (2) the first nine months of 2003 and the first nine months of 2004. We consider certain percentage changes between these periods to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                               Three Months Ended                         Nine Months Ended
                                            --------------------------     Change    ---------------------------    Change
                                            September 28,September 26,---------------September 28, September 26,--------------
                                                2003         2004     Amount  Percent    2003          2004     Amount Percent
                                                ----         ----     ------  -------    ----          ----     ------ -------
                                                                         (In Millions Except Percents)
Revenues:
   Net sales.................................$   51.1      $  52.3     $  1.2     2 %    $ 151.0    $ 151.7    $   0.7     - %
   Royalties and franchise and related
     fees....................................    23.5         26.7        3.2    14 %       68.2       74.0        5.8     9 %
   Asset management and related fees.........       -          6.9        6.9   n/m            -        6.9        6.9   n/m
                                             --------      -------     ------            -------    -------    -------
                                                 74.6         85.9       11.3    15 %      219.2      232.6       13.4     6 %
                                             --------      -------     ------            -------    -------    -------
Costs and expenses:
   Cost of sales, excluding depreciation
     and amortization........................    38.3         40.9        2.6     7 %      112.1      119.9        7.8     7 %
   Cost of services, excluding depreciation
     and amortization........................       -          2.0        2.0   n/m            -        2.0        2.0   n/m
   Advertising and selling...................     4.4          4.0       (0.4)   (9)%       11.6       12.8        1.2    10 %
   General and administrative, excluding
     depreciation and amortization...........    23.4         28.7        5.3    23 %       70.7       77.5        6.8    10 %
   Depreciation and amortization, excluding
     amortization of deferred financing
     costs...................................     3.4          4.8        1.4    41 %       10.2       11.6        1.4    14 %
                                             --------      --------    ------            -------    -------    -------
                                                 69.5         80.4       10.9    16 %      204.6      223.8       19.2     9 %
                                             --------      --------    ------            -------    -------    -------
       Operating profit.....................      5.1          5.5        0.4     8 %       14.6        8.8       (5.8)  (40)%
Interest expense ...........................    (10.0)        (5.0)       5.0    50 %      (27.8)     (23.6)       4.2    15 %
Insurance expense related to long-term
  debt......................................     (1.0)        (1.0)         -     - %       (3.2)      (2.9)       0.3     9 %
Investment income (loss), net...............      4.0         (3.7)      (7.7)  n/m         10.9        7.4       (3.5)  (32)%
Gain (costs) related to proposed business
   acquisitions not consummated.............      3.0            -       (3.0) (100)%        2.1       (0.8)      (2.9)  n/m
Other income, net...........................      0.4          0.4          -     -          1.4        1.9        0.5    36 %
                                             --------      -------     ------            -------    -------    -------
       Income (loss) from continuing
         operations before income taxes and
         minority interests.................      1.5         (3.8)      (5.3)  n/m         (2.0)      (9.2)      (7.2)  n/m
(Provision for) benefit from income taxes...     (1.0)        15.6       16.6   n/m         (1.0)      16.6       17.6   n/m
Minority interests in (income) loss of
   consolidated subsidiaries................        -         (0.7)      (0.7)  n/m          0.1       (0.7)      (0.8)  n/m
                                             --------      -------     ------            -------    -------    -------
       Income (loss) from continuing
         operations.........................      0.5         11.1       10.6   n/m         (2.9)       6.7        9.6   n/m
Gain on disposal of discontinued operations.        -         10.8       10.8   n/m            -       10.8       10.8   n/m
                                             --------      -------     ------            -------    -------    -------
       Net income (loss)....................$     0.5      $  21.9     $ 21.4   n/m      $  (2.9)   $  17.5    $  20.4   n/m
                                            =========      =======     ======            =======    =======    =======


Three Months Ended September 26, 2004 Compared with Three Months Ended September 28, 2003

Net Sales

     Our net sales, which were generated entirely from the Company-owned Arby's restaurants, increased $1.2 million, or 2%, to $52.3 million for the three months ended September 26, 2004 from $51.1 million for the three months ended September 28, 2003.

     This increase reflects a $1.4 million improvement due to a 3% growth in same-store sales of the Company-owned restaurants in the 2004 third quarter compared with the weak same-store sales performance of the 2003 third quarter slightly offset by a $0.2 million decrease due to the closing of two underperforming Company-owned restaurants since September 28, 2003. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The growth in same-store sales resulted principally from new lines of salads and wraps and new sandwich menu offerings introduced during the 2004 second and third quarters, the effects of which were partially offset by less favorable performance in our restaurants in the Michigan region, an area where approximately one-third of our Company-owned restaurants are located and which has been particularly impacted by high unemployment. The growth in same-store sales of Company-owned restaurants of 3% was less than the 8% growth in same-store sales of franchised restaurants discussed under "Royalties and Franchise and Related Fees" below. Contributing factors to this difference include the (1) economic conditions in the Michigan region, as previously discussed, and (2) weaker revenue performance in the Dallas region as a result of lower advertising spending in the region for our combined Company-owned and franchised restaurants than would have occurred if that market were more fully penetrated.

     We expect that same-store sales of the Company-owned restaurants for the fourth quarter of 2004 will exceed the weak same-store sales of the comparable period of 2003. We expect that this sales growth will result from (1) the continued sales of the new lines of salads and wraps and new sandwich menu offerings introduced during the 2004 second and third quarters, (2) the introduction of new salad and wrap offerings during the 2004 fourth quarter and
(3) new operational initiatives targeted at service levels and convenience. We presently expect to open one new Company-owned restaurant and close three underperforming Company-owned restaurants during the fourth quarter of 2004.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $3.2 million, or 14%, to $26.7 million for the three months ended September 26, 2004 from $23.5 million for the three months ended September 28, 2003, reflecting a $3.1 million, or 13%, increase in royalties and a $0.1 million increase in franchise and related fees. The increase in royalties consisted of (1) a $2.0 million improvement due to an 8% increase in same-store sales of the franchised restaurants in the 2004 third quarter compared with the weak same-store sales performance of the 2003 third quarter and (2) a $1.1 million improvement resulting from the royalties of the 114 restaurants opened since September 28, 2003, with generally higher than average sales volumes, replacing the royalties from the 76 generally underperforming restaurants closed since September 28, 2003.

     We expect that same-store sales of the franchised restaurants during the fourth quarter of 2004 will exceed the weak same-store sales of the comparable period of 2003 due to the new lines of salads and wraps and new sandwich menu offerings already introduced through the end of the 2004 third quarter, (2) the introduction of additional new salad and wrap offerings during the fourth quarter and (3) new operational initiatives targeted at service levels and customer convenience.

Asset Management and Related Fees

     Our asset management and related fees of $6.9 million for the three months ended September 26, 2004 resulted entirely from the management of CDOs and Funds acquired in the Deerfield Acquisition.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, resulted entirely from the Company-owned Arby's restaurants. Cost of sales increased $2.6 million, or 7%, to $40.9 million for the three months ended September 26, 2004, representing a gross margin of 22%, from $38.3 million for the three months ended September 28, 2003, representing a gross margin of 25%. We define gross margin as the difference between net sales and cost of sales divided by net sales. The decrease in gross margins is due principally to (1) the new menu offerings which have relatively higher costs than our other products, (2)
increased price discounting of some of our other products primarily through increased use of coupons and (3) higher roast beef costs, the largest component of our menu offerings, as well as higher costs for other commodities, resulting from overall decreased supplies and increased demand.

     We currently anticipate that our gross margin for the fourth quarter of 2004 will be relatively unchanged compared with the 22% gross margin in both the 2004 third quarter and the 2003 fourth quarter.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, of $2.0 million for the three months ended September 26, 2004 resulted entirely from the management of CDOs and Funds acquired in the Deerfield Acquisition.

     Our royalties and franchise fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses decreased $0.4 million, or 9%, principally due to a $0.3 million decrease as a result of the timing within each year of our contractual commitment as the Arby's franchisor for advertising support. We contributed and expensed $0.7 million toward the Arby's national cable television advertising campaign in the 2004 third quarter compared with $1.0 million in the 2003 third quarter. However, our overall advertising costs for this campaign for the full years 2004 and 2003 are anticipated to be relatively unchanged.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $5.3 million, primarily reflecting $3.9 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $1.4 million principally due to (1) a $1.5 million expense in the 2004 third quarter for an environmental liability insurance policy covering unknown pre-existing and future conditions on all of our currently-owned properties as well as unknown pre-existing conditions on formerly-owned properties and (2) a $0.5 million increase in severance, recruiting and relocation costs attributable to personnel changes, both partially offset by a $0.6 million decrease in deferred compensation expense. Deferred compensation expense, which decreased from $0.8 million for the three months ended September 28, 2003 to $0.2 million for the three months ended September 26, 2004, represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests."

Depreciation  and  Amortization,  Excluding  Amortization of Deferred  Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $1.4 million, reflecting $0.8 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $0.6 million principally due to our implementation of new back office and point-of-sale restaurant systems.

Interest Expense

     Interest expense decreased $5.0 million principally due to (1) the release in the 2004 third quarter of $4.3 million of interest accruals no longer required upon the finalization by the Internal Revenue Service of its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, which we refer to as the IRS Examination, and (2) a $0.7 million decrease attributable to lower outstanding amounts of a majority of our long-term debt in the 2004 third quarter.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income (loss), net:

                                                                       Three Months Ended
                                                                 -----------------------------
                                                                 September 28,   September 26,
                                                                     2003            2004           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)
      Recognized net gains (losses)...............................$     1.4        $   (4.0)      $    (5.4)
      Other than temporary unrealized losses .....................        -            (3.7)           (3.7)
      Interest income.............................................      2.2             3.3             1.1
      Distributions, including dividends..........................      0.6             0.9             0.3
      Other.......................................................     (0.2)           (0.2)              -
                                                                  ---------        ---------      ---------
                                                                  $     4.0        $   (3.7)      $    (7.7)
                                                                  =========        ========       =========

     Our recognized net gains (losses) include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to repurchase. Our recognized net gains (losses) worsened $5.4 million principally due to losses realized on the sales of two of our available-for-sale securities in the 2004 third quarter. These recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments or the changes in the value of our investments, as applicable. Our other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-basis investments and may or may not recur in future periods. In the 2004 third quarter, we recognized $3.7 million of other than temporary losses due to the recognition of impairment charges based on declines in market values of some of our higher yielding, but more risk-inherent, debt securities entered into with the objective of improving the overall return on our interest-bearing investments, as well as declines in two available-for-sale investments in large public companies and a cost method investment. Interest income increased $1.1 million principally reflecting $0.6 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $0.5 million primarily due to an increase in average rates on our interest-bearing investments from 1.3% in the 2003 third quarter to 1.9% in the 2004 third quarter principally due to the general increase in the money market and short-term interest rate environment and, to a lesser extent, our investing in some higher yielding, but more risk-inherent, debt securities. These factors were partially offset by a lower average outstanding balance of our interest-bearing investments in the 2004 third quarter because of the liquidation of some of those investments to provide cash for the Deerfield Acquisition.

     As of September 26, 2004, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $4.9 million and $(2.6) million, respectively, included in accumulated other comprehensive income. We presently believe that the unrealized losses are not other than temporary.
Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain (Costs) Related to Proposed Business Acquisitions Not Consummated

     The $3.0 million gain related to proposed business acquisitions not consummated in the three months ended September 28, 2003 represented a payment received by us for the use of due diligence materials related to a proposed business acquisition we had previously decided not to continue to pursue and did not consummate. The costs incurred in connection with this proposed acquisition were expensed before the 2003 third quarter since recovery of the costs was not certain.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

     Our income (loss) from continuing operations before income taxes and minority interests decreased $5.3 million to a loss of $3.8 million for the three months ended September 26, 2004 from income of $1.5 million for the three months ended September 28, 2003 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $0.8 million in the 2003 third quarter and $0.2 million in the 2004 third quarter, within general and administrative expenses in the accompanying condensed consolidated statements of operations, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. During the 2003 third quarter, we recognized net investment income from investments in the Deferred Compensation Trusts of $0.1 million consisting of a $0.2 million gain, which represented an increase in value prior to that period, less $0.1 million of investment management fees. During the 2004 third quarter, we recognized a net investment loss of $0.1 million consisting of investment fees. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

(Provision For) Benefit From Income Taxes

     We had a benefit from income taxes for the three months ended September 26, 2004 which greatly exceeded our pretax loss due to the release of $14.6 million of income tax reserves related to our continuing operations which were no longer required upon the finalization of the IRS Examination and the finalization of a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns. Our provision for income taxes for the three months ended September 28, 2003 represented an effective rate of 68% which is substantially higher than the United States Federal statutory rate of 35% due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis.

Minority  Interests in (Income) Loss of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries of $0.7 million for the three-month period ended September 26, 2004 related to the minority interests resulting from the Deerfield Acquisition.

Gain on Disposal of Discontinued Operations

     During the three-month period ended September 26, 2004, we recorded an additional gain on the disposal of our former beverage businesses of $10.8 million resulting from the release of income tax reserves related to those discontinued operations which were no longer required upon the finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain state income tax returns.

Nine Months Ended September 26, 2004 Compared with Nine Months Ended September 28, 2003

Net Sales

     Our net sales, which were generated entirely from the Company-owned Arby's restaurants, increased slightly by $0.7 million, to $151.7 million for the nine months ended September 26, 2004 from $151.0 million for the nine months ended September 28, 2003.

     This increase reflects a $1.7 million improvement due to a 1% growth in same-store sales of the Company-owned restaurants during the nine months ended September 26, 2004 compared with the weak same-store sales performance during the nine months ended September 28, 2003, partially offset by a $1.0 million decrease due to the closing of two underperforming Company-owned restaurants since September 28, 2003. The increase in same-store sales reflected improvement from the new lines of salads and wraps and new sandwich menu offerings introduced beginning in the 2004 second and third quarters, the effects of which were offset by unfavorable performance in our restaurants in the Michigan region, an area where approximately one-third of our Company-owned restaurants are located and which has been particularly impacted by high unemployment. Same-store sales during the first nine months of 2004 also reflect increased price promotions compared with the first nine months of 2003, although we are unable to determine if the incremental effect on sales volume of the price promotions was sufficient to exceed or partially offset the unfavorable effect on pricing.

     We expect that same-store sales of the Company-owned restaurants for the fourth quarter of 2004 will exceed the weak same-store sales of the comparable period of 2003, as explained in the comparison of the three-month periods.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $5.8 million, or 9%, to $74.0 million for the nine months ended September 26, 2004 from $68.2 million for the nine months ended September 28, 2003. This increase consisted of (1) a $3.2 million improvement in royalties due to a 4% increase in same-store sales of the franchised restaurants during the first nine months of 2004 compared with the weak same-store sales performance during the first nine months of 2003 and (2) a $2.6 million improvement in royalties from the 114 restaurants opened since September 28, 2003, with generally higher than average sales volumes, replacing the royalties from the 76 generally underperforming restaurants closed since September 28, 2003.

     We expect that same-store sales of the franchised restaurants during the fourth quarter of 2004 will exceed the weak same-store sales of the comparable period of 2003, as explained in the comparison of the three-month periods.

Asset Management and Related Fees

     Our asset management and related fees of $6.9 million for the nine months ended September 26, 2004 resulted entirely from the management of CDOs and Funds acquired in the Deerfield Acquisition.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, resulted entirely from the Company-owned Arby's restaurants. Cost of sales increased $7.8 million, or 7%, to $119.9 million for the nine months ended September 26, 2004, representing a gross margin of 21%, from $112.1 million for the nine months ended September 28, 2003, representing a gross margin of 26%. The decrease in gross margins is due principally to (1) the new menu offerings which have relatively higher costs than our other products and for which we experienced additional costs during the roll-out period in the 2004 second quarter, (2) increased price discounting of some of our other products primarily through increased use of coupons and (3) higher roast beef costs, the largest component of our menu offerings, as well as higher costs for other commodities, resulting from overall decreased supplies and increased demand.

     We currently anticipate that our gross margin will improve in the 2004 fourth quarter compared with the 21% for the first nine months of 2004 due to
(1) initiatives to improve operating efficiencies that are being supported by the on-going implementation of new back office and point-of-sale restaurant systems which will be completed during the 2004 fourth quarter and (2) pricing improvements from both price increases implemented in August 2004 for some of our new and existing menu items and more limited price promotions.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, of $2.0 million for the nine months ended September 26, 2004 resulted entirely from the management of CDOs and Funds acquired in the Deerfield Acquisition.

     Our royalties and franchise fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $1.2 million, or 10%, principally due to (1) a $0.7 million increase in advertising expenses of our Company-owned restaurants primarily for the new menu offerings introduced in April 2004 and (2) a $0.4 million recovery of a fully-reserved franchisee note receivable in the 2003 second quarter which did not recur in the first nine months of 2004.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $6.8 million, reflecting $3.9 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $2.9 million principally due to (1) a $2.4 million increase in severance, recruiting and relocation costs attributable to personnel changes, (2) a $1.5 million expense in the 2004 third quarter for an environmental liability insurance policy covering unknown pre-existing and future conditions on all our currently-owned properties as well as unknown pre-existing conditions on formerly-owned properties and (3) a $0.6 million increase in professional fees as a result of our compliance with the Sarbanes-Oxley Act of 2002, all partially offset by a $1.6 million decrease in deferred compensation expense. Deferred compensation expense, which decreased from $2.8 million for the nine months ended September 28, 2003 to $1.2 million for the nine months ended September 26, 2004, represents the increase in the fair value of investments in the Deferred Compensation Trusts, for the benefit of the Executives, as explained in more detail below under "Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests."

Depreciation  and  Amortization,  Excluding  Amortization of Deferred  Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $1.4 million, reflecting $0.8 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $0.6 million principally due to our implementation of new back office and point-of-sale restaurant systems.

Interest Expense

     Interest expense decreased $4.2 million principally due to (1) the release in the 2004 third quarter of $4.3 million of interest accruals no longer required upon the finalization of the IRS Examination, (2) a $2.6 million decrease attributable to lower outstanding amounts of a majority of our long-term debt and (3) $0.8 million of interest expense in the first nine months of 2003 which did not recur in the first nine months of 2004 relating to a post-closing sales price adjustment settled in December 2003 in connection with the October 2000 sale of our former beverage businesses. These decreases were partially offset by a $3.6 million increase in interest expense, including related amortization of deferred financing costs, due to the full period effect in the first nine months of 2004 of the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003.

Investment Income (Loss), Net

     The following table summarizes and compares the major components of investment income, net:

                                                                        Nine Months Ended
                                                                 -----------------------------
                                                                 September 28,   September 26,
                                                                     2003            2004           Change
                                                                     ----            ----           ------
                                                                                 (In Millions)
      Other than temporary unrealized losses .....................$    (0.4)       $   (6.5)      $    (6.1)
      Interest income.............................................      6.2            11.7             5.5
      Recognized net gains........................................      3.9             0.4            (3.5)
      Distributions, including dividends..........................      1.6             2.4             0.8
      Other.......................................................     (0.4)           (0.6)           (0.2)
                                                                  ---------        --------       ---------
                                                                  $    10.9        $    7.4       $    (3.5)
                                                                  =========        ========       =========

     Our other than temporary unrealized losses, as described in detail in the comparison of the three-month periods, increased $6.1 million principally reflecting the recognition of $6.5 million of impairment charges in the first nine months of 2004 based on significant declines in the market values of some of our higher yielding, but more risk-inherent, debt investments, two available-for-sale investments in large public companies and a cost method investment. Interest income increased $5.5 million partially reflecting $0.6 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $4.9 million primarily due to an increase in average rates on our interest-bearing investments from 1.3% in the first nine months of 2003 to 2.4% in the first nine months of 2004 principally due to our investing in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. These factors were partially offset by a lower average outstanding balance of our interest-bearing investments in the 2004 third quarter because of the liquidation of some of these investments to provide cash for the Deerfield Acquisition. Our recognized net gains, also as described in detail in the comparison of the three-month periods, decreased $3.5 million principally due to losses realized on the sales of two of our available-for-sale securities in the 2004 third quarter partially offset by lesser gains recognized on the sale of other investments. In addition, during the first nine months of 2003 and 2004, our recognized net gains included $0.7 million and $0.8 million, respectively, of realized gains from the sale of certain cost-related investments in the Deferred Compensation Trusts, as explained in more detail below under "Income Loss from Continuing Operations before income taxes and minority interests." All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including the investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable.

     As of September 26, 2004, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $4.9 million and $(2.6) million, respectively, included in accumulated other comprehensive income. We presently believe that the unrealized losses are not other than temporary.
Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain (Costs) Related to Proposed Business Acquisitions Not Consummated

     The $2.1 million gain related to proposed business acquisitions not consummated in the nine months ended September 28, 2003 represented a payment received by us for the use of due diligence materials related to a proposed business acquisition we had previously decided not to continue to pursue and did not consummate, net of our costs incurred in connection with this proposed acquisition. The $0.8 million of costs for the nine months ended September 26, 2004 relate to a proposed business acquisition that we decided not to pursue and did not consummate.

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests

     Our loss from continuing operations before income taxes and minority interests increased $7.2 million to $9.2 million for the nine months ended September 26, 2004 from $2.0 million for the nine months ended September 28, 2003 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $2.8 million in the first nine months of 2003 and $1.2 million in the first nine months of 2004, within general and administrative expenses in the accompanying condensed consolidated statements of operations, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of $0.5 million during the first nine months of each of 2003 and 2004 consisting of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts of $0.7 million and $0.8 million, respectively, which included increases in value of $0.5 million and $0.8 million, respectively, prior to the respective periods, less investment management fees of $0.2 million and $0.3 million, respectively. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

(Provision For) Benefit From Income Taxes

     We had a benefit from income taxes for the nine months ended September 26, 2004 which greatly exceeded our pretax loss due to the release of $14.6 million of income tax reserves related to our continuing operations which were no longer required upon the finalization of the IRS Examination and the finalization of a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns. We had a provision for income taxes for the nine months ended September 28, 2003 despite a pretax loss principally due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis.

Minority Interests in (Income) Loss of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries of $0.7 million for the nine-month period ended September 26, 2004 related to the minority interests resulting from the Deerfield Acquisition.

Gain on Disposal of Discontinued Operations

     During the nine-month period ended September 26, 2004, we recorded an additional gain on the disposal of our former beverage businesses of $10.8 million resulting from the release of income tax reserves related to those discontinued operations which were no longer required upon the finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain state income tax returns.

Liquidity And Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations provided cash and cash equivalents, which we refer to in this discussion as cash, of $46.3 million during the nine months ended September 26, 2004 reflecting (1) net operating investment adjustments of $51.8 million and (2) income from continuing operations of $6.7 million, both partially offset by (1) net non-cash adjustments of $8.5 million and (2) cash used by changes in operating assets and liabilities of $3.7 million.

     The net operating investment adjustments of $51.8 million principally reflected $47.5 million of proceeds from sales of trading securities in excess of purchases. The net non-cash adjustments of $8.5 million principally related to (1) income tax and related interest accruals of $18.9 million released upon the finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations of certain state income tax returns and (2) a deferred income tax benefit of $3.5 million, both partially offset by depreciation and amortization of $13.6 million. The cash used by changes in operating assets and liabilities of $3.7 million principally reflected (1) a $2.3 million decrease in accounts payable principally due to (a) the settlement of trading securities purchased during late 2003 and (b) the acceleration of payments to a major distributor to obtain more favorable pricing terms and (2) a $1.3 million increase in receivables principally due to an increase in asset management fee receivables since the date of the Deerfield Acquisition.

     Excluding the effect of the net sales of trading securities, which represent cash provided from the discretionary sale of investments, our continuing operating activities used cash of $1.2 million in the first nine months of 2004. However, we expect positive cash flows from continuing operating activities excluding the effect, if any, of net sales or purchases of trading securities, for the 2004 fourth quarter.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $471.3 million at September 26, 2004, reflecting a current ratio, which equals current assets divided by current liabilities, of 3.9:1. Working capital decreased $139.3 million from $610.6 million at December 28, 2003 principally due to (1) the $87.9 million cost of the Deerfield Acquisition net of working capital acquired, (2) long-term debt repayments of $26.2 million, (3) our purchase of a noncurrent investment in Jurlique International Pty Ltd., which we refer to as Jurlique, for $25.6 million and (4) dividend payments of $13.5 million, all partially offset by proceeds from stock option exercises of $13.4 million.

     Our total capitalization at September 26, 2004 was $816.8 million, consisting of stockholders' equity of $307.5 million, long-term debt of $492.7 million, including current portion, and notes payable of $16.6 million. Our total capitalization increased $10.3 million from $806.5 million at December 28, 2003 principally due to (1) net income of $17.5 million, (2) notes payable of $16.6 million assumed in the Deerfield Acquisition, (3) the proceeds from stock option exercises of $13.4 million and (4) the income tax benefit from stock option exercises of $2.0 million, all partially offset by (1) long-term debt repayments of $26.2 million and (2) dividend payments of $13.5 million.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes, with a remaining principal balance of $217.6 million as of September 26, 2004, which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Securitization Indenture, we currently estimate that we will repay $5.7 million during the fourth quarter of 2004 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule.

Restaurant Notes

     We have outstanding, through our ownership of Sybra, Inc., leasehold notes, equipment notes and mortgage notes relating to our Company-owned restaurants with a total remaining principal balance of $73.1 million as of September 26, 2004.

Other Long-Term Debt

     We have outstanding $175.0 million of 5% Convertible Notes due 2023 which do not have any scheduled principal repayments prior to 2023. However, the Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. We have a secured bank term loan payable through 2008 with an outstanding principal amount of $12.6 million as of September 26, 2004. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $10.0 million as of September 26, 2004. In addition, we have mortgage notes payable through 2016 related to restaurants we sold in 1997 with outstanding principal amounts totaling $2.8 million as of September 26, 2004.

Notes Payable

     We have outstanding $16.6 million of notes payable which relate to Deerfield. Of these notes, $11.6 million are secured by several of Deerfield's investments in CDOs originally financed by these notes which must be repaid from distributions or sales proceeds from those investments and a portion of the total asset management fees received from the respective CDOs. The remaining $5.0 million represents a note payable which would be repaid or otherwise satisfied under the same circumstances as a related note receivable, resulting in no anticipated net use of cash.

Revolving Credit Facilities

     We did not have any revolving  credit  facilities as of September 26, 2004.

Debt Repayments and Covenants

     Our total scheduled long-term debt and note repayments during the 2004 fourth quarter are $10.1 million consisting principally of the $5.7 million expected to be paid under the Securitization Notes, $1.7 million under the restaurant leasehold, equipment and mortgage notes, $0.8 million under the secured bank term loan, $0.5 million under the secured promissory note and $1.1 million expected to be paid under the notes payable.

     The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust and Sybra. We were in compliance with all of these covenants as of September 26, 2004.

     Sybra is required to maintain a fixed charge coverage ratio under the agreements for the leasehold notes and mortgage notes and Sybra was in compliance with this ratio as of September 26, 2004.

Distributions From Subsidiaries

     In accordance with the Securitization Indenture, as of September 26, 2004 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on October 20, 2004, $2.7 million relating to cash flows for the calendar month of September 2004 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc. Under the plan of reorganization of Sybra confirmed by a United States Bankruptcy Court under which we acquired Sybra, we agreed that Sybra would not pay any distributions prior to December 27, 2004. In connection with the Deerfield Acquisition, we agreed that Deerfield would not pay any distributions prior to March 1, 2005 and thereafter would pay quarterly tax advance distributions and, so long as one of the selling owners, who is also an executive of Deerfield and one of our directors, still retained a minority interest, Deerfield would also pay annual distributions to the extent of its excess available cash.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of September 26, 2004, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of September 26, 2004. We believe it is unlikely that we will be called upon to make any payments under this indemnity. In August 2001, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $36.9 million as of September 26, 2004, associated with our 1999 sale of the propane business if National Propane required the repurchase. In the event the interest is not repurchased prior to 2009, we estimate our actual related taxes payable to be $0.8 million during the 2004 fourth quarter with insignificant payments in 2005 through 2008 reducing the taxes payable in 2009 to approximately $35.8 million.

     Triarc guarantees mortgage notes payable through 2015 of approximately $39.0 million as of September 26, 2004 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations could total a maximum of approximately $54.0 million as of September 26, 2004, assuming the purchaser has made all scheduled payments under those lease obligations through that date.

Capital Expenditures

     Cash capital expenditures amounted to $7.9 million during the first nine months of 2004. We expect that cash capital expenditures will be approximately $4.4 million for the 2004 fourth quarter, principally relating to the Company-owned restaurants for (1) remodel and maintenance capital expenditures,
(2) computer hardware required for the implementation of the new back office and point-of-sale restaurant systems and (3) a planned restaurant opening. There were $1.4 million of outstanding commitments for capital expenditures as of September 26, 2004.

Computer Software Expenditures

     Cash expenditures for computer software were $0.6 million in the first nine months of 2004 and are included in "Other, net" under "Cash flows from continuing investing activities" in the accompanying condensed consolidated statement of cash flows. We expect to make cash expenditures of approximately $0.4 million in the 2004 fourth quarter for computer software, principally relating to the new restaurant systems. There were $0.3 million of outstanding commitments for computer software as of September 26, 2004.

Acquisitions and Investments

     On July 22, 2004 we completed the Deerfield Acquisition for an aggregate cost of $94.8 million, consisting of payments of $86.5 million to selling owners and estimated expenses of $8.3 million, including expenses reimbursed to a selling owner, as discussed in more detail in the "Introduction" to this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In connection with the Deerfield Acquisition, we also committed to invest $100.0 million to seed a new multi-strategy hedge fund to be managed by Deerfield. That fund was established and the $100 million was funded in October 2004. The fund will initially be accounted for as a consolidated subsidiary of ours, with minority interests to the extent of third-party investor participation, commencing in the quarter ending January 2, 2005.

     In addition, in July 2004 we acquired a 25% equity interest (14.3% general voting interest) in Jurlique, a privately held Australian skin and beauty products company, for $25.6 million, including estimated expenses of $0.4 million. We are accounting for Jurlique under the cost method of accounting since our voting stock interest of 14.3% does not provide us the ability to exercise significant influence over operating and financial policies of Jurlique. We paid $13.3 million of the cost of the Jurlique acquisition, including estimated expenses of $0.4 million, as of September 26, 2004 with the remainder, including interest commencing March 23, 2005, payable in Australian dollars in July 2005. We entered into a forward contract whereby we fixed the exchange rate for the payment of this liability in order to limit the related foreign currency risk. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment through July 5, 2007.

     As of September 26, 2004, we have $647.5 million of cash, cash equivalents and investments, including $66.1 million of investments classified as non-current and $1.9 million of receivables from the sale of securities which had not settled as of September 26, 2004 and net of $7.5 million of securities sold with an obligation for us to purchase included in "Accrued expenses and other current liabilities" in our accompanying condensed consolidated balance sheet. The cash equivalents and non-current investments include $24.9 million of investments, at cost, in deferred compensation trusts. We also had $32.9 million of restricted cash and cash equivalents including $30.5 million related to the Securitization Notes. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common shares (see "Treasury Stock Purchases" below) and investments.

Income Taxes

     During the quarter ended September 26, 2004, the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 31, 2001 without any additional income tax liability to us. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. However, we do not currently expect that any related tax payments will be required during the 2004 fourth quarter.

Dividends

     On March 16, 2004, June 16, 2004, and September 15, 2004 we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $13.5 million. On November 4, 2004, we declared regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, to holders of record on December 3, 2004 and payable on December 15, 2004. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. The cash dividends for the 2004 fourth quarter, based on the number of our class A and class B common shares outstanding as of October 29, 2004, would require total cash for dividends of $4.6 million for the 2004 fourth quarter.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through January 18, 2005 up to a total of $48.6 million of our class A and class B common stock as of September 26, 2004. We paid $1.4 million during the 2004 first quarter to settle the repurchase of 125,000 shares of our class A common stock through a trade entered into prior to December 28, 2003. We cannot assure you that we will repurchase any additional shares under this program.

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

Cash Requirements

     As of September 26, 2004, our consolidated cash requirements for continuing operations for the 2004 fourth quarter, exclusive of operating cash flow requirements, consist principally of (1) $100.0 million which was used in October 2004 to seed our new multi-strategy hedge fund, (2) a maximum of an aggregate $48.6 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (3) scheduled debt principal repayments aggregating $10.1 million, (4) capital expenditures of approximately $4.4 million, (5) regular quarterly cash dividends aggregating approximately $4.6 million and (6) computer software expenditures of approximately $0.4 million. We anticipate meeting all of these requirements through (1) the use of our aggregate $581.4 million of existing cash and cash equivalents, short-term investments and receivables from the sale of securities which had not settled as of September 26, 2004, net of $7.5 million of short-term investments sold with an obligation for us to purchase, (2) cash flows from continuing operating activities and (3) if necessary for any business acquisitions and if market conditions permit, proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of September 26, 2004, the work at the site has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. Based on provisions of $1.7 million for these costs made prior to 2003, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock for $18.25 per share, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through September 26, 2004, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.8 million as of September 26, 2004. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat higher in our fourth quarter and somewhat lower in our first quarter. Further, while our asset management business is not directly affected by seasonality, our asset management revenues will be higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to the Funds which are based upon performance and are recognized when the amounts become fixed and determinable upon the close of a performance period.

Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 is already effective for all financial instruments covered by the statement, except for mandatorily redeemable non-controlling interests in subsidiaries  that  would  not  be  liabilities  under  Statement  150  for  the subsidiary itself, such as minority interests in a consolidated subsidiary or partnership with a limited life. Financial Accounting Standards Board Staff Position No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150,"
deferred  indefinitely  the  effective  date  for  applying  the  provisions  of
Statement 150 for these mandatorily redeemable noncontrolling interests in subsidiaries described above. Statement 150 requires a financial instrument that is within its scope which companies have historically presented in their financial statements as either equity or between the liabilities section and the equity section (sometimes referred to as mezzanine reporting) to be classified as a liability. The deferred provisions of Statement 150 would have required that mandatorily redeemable noncontrolling interests in subsidiaries be initially valued at fair value and subsequently valued at the cash that would be paid as if settlement occurred at the reporting date. Subsequent changes in the values of these financial instruments would be recognized in earnings as interest expense. If Statement 150 becomes effective with respect to the mandatorily redeemable noncontrolling interests in subsidiaries, we will evaluate at that time whether its application will have an effect on our consolidated financial position or results of operations.

     In September 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF 04-8 concludes that contingently convertible debt instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the contingent conversion feature has been met. EITF 04-8 is expected to be applicable no later than our 2005 first quarter ending April 3, 2005, with retroactive restatement of diluted earnings per share of all comparative periods presented. We presently have $175.0 million of 5% Convertible Notes outstanding which have contingent conversion features. However, those Convertible Notes have not been dilutive in the past, regardless of their contingent conversion features, because the conversion price of $40 for every one share of our class A common stock and two shares of our class B common stock has always been higher than the combined market value of those shares, which was $33.78 as of September 26, 2004. In addition, even if the combined market value of those shares was greater than $40, the Convertible Notes would not be dilutive in periods where we had a loss from continuing operations or where our basic income from continuing operations per share was lower than the interest expense on the Convertible Notes, net of related income taxes, per share of stock obtainable upon the conversion of those notes. In recent periods our basic income from continuing operations per share has exceeded that level only in the 2004 third quarter which, as previously explained in the comparison of the three-month periods under "Results of Operations," was due to factors we do not currently anticipate will recur. Accordingly, we do not expect that our application of EITF 04-08 will have any immediate effect on our computation of diluted earnings per share.

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

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps during the first nine months of 2004. As of September 26, 2004, our notes payable and long-term debt, including current portion, aggregated $509.3 million and consisted of $480.1 million of fixed-rate debt, including $1.2 million of capitalized leases, $16.6 million of variable-rate notes payable and $12.6 million of a variable-rate bank loan. The fair market value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty years. The fair market value of all of our investments in fixed-rate debt securities will decline if interest rates increase.

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

Foreign Currency Risk

     Our exposure to foreign currency risk has increased during the third quarter of 2004 as a result of our $25.6 million purchase of a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd., an Australian company, for which half the purchase price, plus interest commencing March 23, 2005, is payable in Australian dollars in July 2005. We entered into a forward contract whereby we fixed the exchange rate for the payment of this liability in order to limit the related foreign currency risk. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment through July 5, 2007.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We periodically review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. In response to the continued low interest rate environment, we began in the latter part of 2003 to invest in some higher yielding, but more risk inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. During the first nine months of 2004, we recognized unrealized losses deemed to be other than temporary of $5.2 million based on declines in market value of some of these more risk-inherent debt securities. However, we are continuing to adjust our asset allocation to increase the portion of our investments which offer the opportunity for higher, but more risk inherent, returns. In that regard, we committed to invest $100.0 million to seed a new multi-strategy hedge fund to be managed by a subsidiary of Deerfield & Company, LLC, an alternative asset management company in which we acquired a controlling interest in July 2004. As of September 26, 2004, the $100.0 million was held by us temporarily in overnight reverse repurchase agreements collateralized by United States government agency debt securities. However, in October 2004 the hedge fund was established and the $100.0 million was transferred to the fund. The fund invests in various fixed income securities and their derivatives as opportunities arise. These include investments in bank loans, credit instruments such as credit default swaps, and debt and equity tranches of collateralized debt obligation instruments, which we refer to as CDOs. Further, this fund may employ leverage. These investments will be subject to market risks including interest rate risk and credit risk for investments in credit derivatives. The fund will initially be accounted for as a consolidated subsidiary of ours, with minority interests to the extent of third-party investor participation, commencing in the quarter ending January 2, 2005.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of September 26, 2004 these investments consisted of the following (in thousands):


      Cash equivalents included in "Cash and cash equivalents" on our
         condensed consolidated balance sheet........................................................$     412,892
      Short-term investments.........................................................................      167,948
                                                                                                     -------------
         Total cash equivalents and short-term investments...........................................      580,840
      Restricted cash equivalents....................................................................       32,866
      Non-current investments........................................................................       66,073
                                                                                                     -------------
                                                                                                     $     679,779
                                                                                                     =============
      Securities sold with an obligation for us to purchase..........................................$      (7,546)
                                                                                                     =============

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in a treasury mutual fund and bank money market accounts, overnight reverse repurchase agreements collateralized by United States government agency debt securities, interest-bearing brokerage and bank accounts with a stable value, United States government debt securities and commercial paper of high credit-quality entities.

     At September 26, 2004 our investments were classified in the following general types or categories (in thousands):

                                                                                         Carrying Value
                                                                        At Fair          --------------
                         Type                            At Cost       Value (c)      Amount         Percent
                         ----                            -------       ---------      ------         -------
      Cash equivalents (a)............................$   412,892     $   412,892    $  412,892        61%
      Restricted cash equivalents.....................     32,866          32,866        32,866         5%
      Securities accounted for as:
           Trading securities.........................        317              60            60         -%
           Available-for-sale securities (b)..........    138,919         141,235       141,235        21%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     22,196          28,547        22,196         3%
      Participation in commercial term loans..........      3,650           3,650         3,650         1%
      Other current and non-current investments in
        investment limited partnerships, similar
        investment entities and other investments
        accounted for at cost.........................     28,602          45,078        28,602         4%
      Other non-current investments accounted for at:
           Cost.......................................     30,491          30,491        30,491         4%
           Equity.....................................        900          37,634         7,787         1%
                                                      -----------     -----------    ----------      -----
      Total cash equivalents and long investment
        positions.....................................$   670,833     $   732,453    $  679,779       100%
                                                      ===========     ===========    ==========       ====
      Securities sold with an obligation for us to
        purchase......................................$    (7,797)    $    (7,546)   $   (7,546)       N/A
                                                      ===========     ===========    ==========

     (a) Includes $2,711,000 of cash equivalents held in deferred compensation trusts and does not include $1,935,000 (included in "Receivables" in the accompanying condensed consolidated balance sheet as of September 26, 2004) of reinvestments from proceeds from the sale of securities which had not settled as of September 26, 2004.
     (b) Includes $14,331,000 of preferred shares of CDOs which, if sold, would require us to use the proceeds to repay our related notes payable of $11,610,000.
     (c) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale.
Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investee are accounted for at cost. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. A non-current common stock investment in which we have significant influence over the investee is accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investee. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at September 26, 2004 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of September 26, 2004 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:
                                                                                 Carrying            Equity
                                                                                   Value           Price Risk
                                                                                   -----           ----------
      Equity securities..........................................................$    60           $     (6)

     The sensitivity analysis of financial instruments held at September 26, 2004 for trading purposes assumes an instantaneous 10% decrease in the equity markets in which we are invested from their levels at September 26, 2004 and with all other variables held constant. The securities included in the trading portfolio do not include any investments in debt securities or investments denominated in foreign currency and, accordingly, there is no interest rate risk or foreign currency risk.

Other Than Trading Purposes:

                                                          Carrying     Interest      Equity           Foreign
                                                            Value      Rate Risk   Price Risk      Currency Risk
                                                            -----      ---------   ----------      -------------

      Cash equivalents..................................$  412,892    $      (64)   $      --       $       --
      Restricted cash equivalents.......................    32,866            --           --               --
      Available-for-sale corporate debt securities,
         other than commercial paper....................    17,052          (682)          --               --
      Available-for-sale equity securities..............    47,876            --       (4,788)              --
      Available-for-sale asset-backed securities........    26,140        (2,091)          --               --
      Available-for-sale preferred shares of CDOs.......    18,512          (749)          --               --
      Available-for-sale United States government and
         government agency debt securities..............    15,928           (53)          --               --
      Available-for-sale debt mutual fund...............     8,616          (172)          --               --
      Available-for-sale commercial paper...............     7,111           (18)          --               --
      Participation in commercial term loans............     3,650            --         (365)              --
      Other investments.................................    89,076          (685)      (7,490)          (1,307)
      Foreign currency forward contract in an asset
         position.......................................       243            --           --           (1,257)
      Foreign currency put and call options in a net
         asset position.................................       552            --           --           (1,088)
      Securities sold with an obligation to purchase....    (7,546)           --         (755)
      Notes payable and long-term debt, excluding
         capitalized lease obligations..................   508,086       (21,144)          --               --
      Interest rate swap agreement in a payable
         position.......................................       449          (231)          --               --

     The sensitivity analysis of financial instruments held at September 26, 2004 for purposes other than trading assumes (1) an instantaneous change in market interest rates of one percentage point, (2) an instantaneous 10% decrease in the equity markets in which we are invested and (3) an instantaneous 10% decrease in the foreign currency exchange rates versus the United States dollar, each from their levels at September 26, 2004 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. We have also assumed equity price risk for our participation in commercial term loans since the loans are in default and we expect to receive stock in exchange for our investment. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     For purposes of this analysis, our debt investments and preferred shares of CDOs with interest rate risk had a range of remaining maturities and were assumed to have weighted average remaining maturities as of September 26, 2004 as follows:

                                                                                  Range            Weighted Average
                                                                                  -----            ----------------
      Cash equivalents (other than money market funds, interest- bearing brokerage and bank accounts, and overnight reverse
        repurchase agreements)............................................    2 days-88 days               81 days
      Corporate debt securities, other than commercial paper..............  8 months-6 years               4 years
      Asset-backed securities............................................. 1 2/3 years-30 1/4 years        8 years
      CDOs underlying preferred shares....................................   3 years-9 2/3 years           7 years
      United States government and government agency debt securities...... 4 days-11 months               4 months
      Debt mutual fund....................................................   1 day-36 years                2 years
      Commercial paper.................................................... 10 days-7 1/2 months           3 months
      Debt securities included in other investments (principally held by
        investment limited partnerships and similar investment entities)..         (a)                    10 years


     (a) Information is not available for the underlying debt investments of these entities.

     The interest rate risk reflects, for each of these debt investments and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents included $283.7 million of mutual fund and bank money market accounts and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and $100.3 million of overnight reverse repurchase agreements which mature daily and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

     The interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease obligations, relates only to our fixed-rate debt and represents the potential impact a decrease in interest rates of one percentage point has on the fair value of this debt and not on our financial position or our results of operations. The fair value of our variable-rate debt approximates the carrying value since the floating interest rate resets monthly or quarterly. However, we have an interest rate swap agreement but with an embedded written call option on our variable-rate bank loan. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

     For investments held since December 28, 2003 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk. The foreign currency risk presented also excludes the portion of risk associated with our investment in Jurlique, which is also included in "Other investments," that is hedged by the foreign currency put and call options and by the portion of Jurlique's operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency forward contract and foreign currency put and call options represents the potential impact the indicated change has on the net fair value of each of these respective financial instruments and on our financial position and results of operations and has been determined by an independent broker/dealer.

Item 4.  Controls and Procedures

     Our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be included in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. During the third quarter of 2004, our subsidiary Sybra, Inc. began installing a new automated back office and point-of-sale system in our company-owned Arby's restaurants that will automate certain reporting and processing functions that were previously done manually. No other change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     o significant reductions in the Company's client assets under management (and thus in the Company's advisory fee revenue), due to such factors as weak performance of the Company's investment products (either on an absolute basis or relative to the Company's competitors), substantial illiquidity or volatility in the fixed income markets and instruments in which the Company trades, loss of key portfolio management personnel, reduced investor demand for alternative fixed income investment products, and loss of investor confidence due to adverse publicity;

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

     o    changes  in  government   regulations,   including  franchising  laws,
          investment management regulations, accounting standards, environmental laws, overtime rules, minimum wage rates and taxation rates;

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

Item 1.  Legal Proceedings

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive, indirect subsidiary of ours, was listed by the U.S. Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and, as of September 26, 2004, the work at the site has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in late March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need, if any, for additional assessment or remediation. The sampling events are currently expected to occur in December 2004 and May 2005. To date, Adams Packing has expended approximately $1.6 million with respect to the project. Based on a cost estimate for completion of the sampling events developed by Adams Packing's environmental consultant, and after taking into consideration various legal defenses available to us, including Adams Packing, the remaining costs of the remediation at the site are not expected to have a material adverse effect on our consolidated financial position or results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Legal and Environmental Matters."

Item 2. Changes in Securities, Use of Proceeds And Issuer Purchases of Equity Securities.

     The following table provides information with respect to repurchases of shares of our common stock by us and our "affiliated purchasers" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third fiscal quarter of 2004:

                   Issuer Repurchases of Equity Securities (1)

------------------------------- ---------------------- --------------------- --------------------------- -------------------------
                                                                               Total Number of Shares       Approximate Dollar
                                                                                Purchased As Part of       Value of Shares That
                                   Total Number of      Average Price Paid    Publicly Announced Plan      May Yet Be Purchased
            Period              Shares Purchased (2)      Per Share (2)               (1) (2)               Under the Plan (1)
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
        June 28, 2004
            through                      ---                   ---                      ---                    $48,618,750
        July 25, 2004
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
        July 26, 2004               7,011 Class A        $9.61 (Class A)
           through                 10,974 Class B,       $9.75 (Class B,                ---                    $48,618,750
       August 22, 2004                 Series 1             Series 1)
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
------------------------------- ---------------------- --------------------- --------------------------- -------------------------
       August 23, 2004
           through                       ---                   ---                      ---                    $48,618,750
      September 26, 2004
------------------------------- ---------------------- --------------------- --------------------------- -------------------------

(1) On June 3, 2003, we announced that our existing stock repurchase program had been extended until January 18, 2005 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock. On August 11, 2003, we announced that the stock repurchase program had been amended to permit us to use the $50 million to repurchase shares of our Class B Common Stock, Series 1. No transactions were effected under our stock repurchase program during the third fiscal quarter of 2004.

(2) Reflects an aggregate of 7,011 shares of Class A Common Stock and 10, 974 shares of Class B Common Stock, Series 1, tendered as payment of the exercise price of employee stock options under the Company's 1993 Equity Participation Plan. The shares were valued at the closing price of the Class A Common Stock and Class B Common Stock, Series 1, on the date of exercise of the employee stock options.

Item 5.  Other Information.

      Triarc and Deerfield & Company LLC ("Deerfield") previously formed an investment adviser, TDM Advisors LLC ("TDM"), to manage the assets of Triarc Deerfield Investment Corporation ("Triarc Deerfield"), a recently formed business development company that, as previously announced, filed a registration statement with the Securities and Exchange Commission relating to a proposed $500 million initial public offering of its common stock (the "Offering"). As a result of our acquisition of a majority interest in Deerfield, TDM is now a wholly-owned subsidiary of Deerfield and an indirect subsidiary of Triarc. TDM is currently the only stockholder of Triarc Deerfield. Triarc Deerfield has decided not to pursue the proposed Offering due to market conditions and on November 4, 2004 withdrew its registration statement with respect to the proposed Offering. Deerfield is currently reviewing alternative options for raising additional capital.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

2.1 Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

3.1 By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 5, 2004 (SEC file no. 1-2207).

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

10.7 Second Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 16, 2004, incorporated herein by reference to Exhibit 10.10 to Triarc's Amendment No.1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).

10.8 Third Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 20, 2004, incorporated herein by reference to Exhibit 10.11 to Triarc's Amendment No.1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).

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

                                                  TRIARC COMPANIES, INC.
                                                  (Registrant)


Date:  November 5, 2004                           By: /S/ FRANCIS T. McCARRON
                                                  ---------------------------
                                                  Francis T. McCarron
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (On behalf of the Company)


Date:  November 5, 2004                           By: /S/ FRED H. SCHAEFER
                                                  ---------------------------
                                                  Fred H. Schaefer
                                                  Senior Vice President and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

Exhibit Index

 Exhibit
    No.                      Description
 -------                     -----------

2.1 Purchase Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin Shrear and Gregory H. Sachs, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated June 28, 2004 (SEC file no. 1-2207).

3.1 By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 5, 2004 (SEC file no. 1-2207).

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

10.7 Second Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 16, 2004, incorporated herein by reference to Exhibit 10.10 to Triarc's Amendment No.1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).

10.8 Third Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of August 20, 2004, incorporated herein by reference to Exhibit 10.11 to Triarc's Amendment No.1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).

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



Date:  November 5, 2004
                                                     /S/ NELSON PELTZ
                                           ------------------------------------
                                                        Nelson Peltz
                                           Chairman and Chief Executive Officer

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



Date:  November 5, 2004
                                           /S/ FRANCIS T. McCARRON
                              -------------------------------------------------
                                             Francis T. McCarron
                              Senior Vice President and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   November 5, 2004                  /S/ NELSON PELTZ
                                           ------------------------------------
                                           Nelson Peltz
                                           Chairman and Chief Executive Officer



Dated:   November 5, 2004                  /S/ FRANCIS T. McCARRON
                                           ------------------------------------
                                           Francis T. McCarron
                                           Senior Vice President and Chief
                                           Financial Officer



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