Form 10-K
period 2005-01-02
TRIARC COMPANIES INC
filed 2005-03-18
CIK 30697

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED JANUARY 2, 2005.

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

    The aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of June 27, 2004 was approximately $353,146,591. As of March 1, 2005, there were 23,715,549 shares of the registrant's Class A Common Stock and 41,856,533 shares of the registrant's Class B Common Stock, Series 1, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from an amendment hereto or to the registrant's definitive proxy statement, in either case which will be filed no later than 120 days after January 2, 2005.

________________________________________________________________________________

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

    Certain statements in this Annual Report on Form 10-K, including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,' that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries, and those statements preceded by, followed by, or that include the words 'may,' 'believes,' 'plans,' 'expects,' 'anticipates,' or the negation thereof, or similar expressions, constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

       o competition, including pricing pressures and the potential impact of competitors' new units on sales by Arby's'r' restaurants;

       o consumers' perceptions of the relative quality, variety and value of the food products we offer;

       o  success of operating initiatives;

       o  development costs;

       o  advertising and promotional efforts;

       o  brand awareness;

       o  the existence or absence of positive or adverse publicity;

       o new product and concept development by us and our competitors, and market acceptance of such new product offerings and concepts;

       o changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses such as 'mad cow disease' and avian influenza or 'bird flu';

       o  changes in spending patterns and demographic trends;

       o  the business and financial viability of key franchisees;

       o  the timely payment of franchisee obligations due to us;

       o availability, location and terms of sites for restaurant development by us and our franchisees;

       o the ability of our franchisees to open new restaurants in accordance with their development commitments, including the ability of franchisees to finance restaurant development;

       o  delays in opening new restaurants or completing remodels;

       o anticipated or unanticipated restaurant closures by us and our franchisees;

       o our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Arby's restaurants;

       o changes in business strategy or development plans, and the willingness of our franchisees to participate in our strategy;

       o business abilities and judgment of our and our franchisees' management and other personnel;

       o availability of qualified restaurant personnel to us and to our franchisees;

       o our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Arby's restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

       o changes in commodity (including beef), labor, supplies and other operating costs and availability and cost of insurance;

       o  adverse weather conditions;

       o significant reductions in our client assets under management (which would reduce our advisory fee revenue), due to such factors as weak performance of our investment products (either on an absolute basis or relative to our competitors or other investment strategies), substantial illiquidity or price volatility in the fixed income instruments that we trade, loss of key portfolio management or other personnel, reduced investor demand for the types of investment products we offer, and loss of investor confidence due to adverse publicity;

       o increased competition from other asset managers offering similar types of products to those we offer;

       o pricing pressure on the advisory fees that we can charge for our investment advisory services;

       o difficulty in increasing assets under management, or efficiently managing existing assets, due to market-related constraints on trading capacity or lack of potentially profitable trading opportunities;

       o our removal as investment manager of one or more of the collateral debt obligation vehicles (CDOs) or other accounts we manage, or the reduction in our CDO management fees because of payment defaults by issuers of the underlying collateral;

       o availability, terms (including changes in interest rates) and deployment of capital;

       o changes in legal or self-regulatory requirements, including franchising laws, investment management regulations, accounting standards, environmental laws, overtime rules, minimum wage rates and taxation rates;

       o the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

       o the impact of general economic conditions on consumer spending or securities investing, including a slower consumer economy and the effects of war or terrorist activities;

       o our ability to identify appropriate acquisition targets in the future and to successfully integrate any future acquisitions into our existing operations; and

       o other risks and uncertainties affecting us and our subsidiaries referred to in this Form 10-K (see especially 'Item 1.
          Business -- Risk Factors' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations') and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

    All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Form 10-K as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

ITEM 1. BUSINESS.

INTRODUCTION

    We are a holding company and, through our subsidiaries, the franchisor of the Arby's restaurant system and, as of January 2, 2005, the owner and operator of 233 Arby's restaurants located in the United States. We also own an approximate 64% capital interest in Deerfield & Company LLC, which, through its wholly-owned subsidiary Deerfield Capital Management LLC, is a Chicago-based asset manager offering a diverse range of fixed income strategies to institutional investors. Our corporate predecessor was incorporated in Ohio in 1929. We reincorporated in Delaware in June 1994. Our principal executive offices are located at 280 Park Avenue, New York, New York 10017 and our telephone number is (212) 451-3000. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.triarc.com. Information contained on our website is not part of this Form 10-K.

BUSINESS STRATEGY

    The key elements of our business strategy include (1) using our resources to grow our restaurant and asset management businesses, (2) evaluating and making various acquisitions and business combinations, whether in the restaurant industry, the asset management industry or other industries, (3) building strong operating management teams for each of our current and future businesses and
(4) providing strategic leadership and financial resources to enable these management teams to develop and implement specific, growth-oriented business plans. The implementation of this business strategy may result in increases in expenditures for, among other things, acquisitions and, over time, marketing and advertising. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.' Unless circumstances dictate otherwise, it is our policy to publicly announce an acquisition or business combination only after an agreement with respect to such acquisition or business combination has been reached.

    Our consolidated cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) at January 2, 2005 totaled approximately $641 million. At such date, our consolidated indebtedness was approximately $484 million, including approximately $212 million of debt issued by a subsidiary of Arby's, LLC and $73 million of debt issued by Sybra, Inc. None of the debt of the Arby's subsidiary or Sybra has been guaranteed by Triarc. Our cash, cash equivalents and investments (other than approximately $30.5 million of restricted cash) do not secure such debt. We are reviewing our options to deploy our substantial liquidity, through, among other things, acquisitions, additional share repurchases and investments, with the goal of further increasing stockholder value.

DEERFIELD ACQUISITION

    On July 22, 2004, we completed the acquisition of an approximate 64% capital interest in Deerfield, representing in excess of 90% of the outstanding voting interests, for a cash purchase price of approximately $95 million including fees and expenses related to the transaction. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an alternative asset manager offering a diverse range of fixed income strategies to institutional investors. Deerfield currently provides asset management services for various types of investment funds, such as collateralized debt obligation vehicles ('CDOs') and 'hedge' funds, as well as separate managed accounts. As of January 2, 2005, Deerfield had approximately $8.7 billion of assets under management. Deerfield represents a new business segment for us, which we refer to as the asset management business.

JURLIQUE ACQUISITION

    On July 8, 2004, we acquired a 25% equity interest in Jurlique International Pty Ltd, a privately held Australian skin and health care products company, for approximately $25 million. At the closing, we paid one-half of the purchase price, with the remainder, plus interest, due in July 2005. Our interest currently represents an approximate 14.3% voting interest in Jurlique. Jurlique manufactures skin and health care products from natural, plant-based ingredients. Jurlique's products are sold through a number of channels in Australia and the United States, including company-owned stores, wholesale accounts such as spas and beauty salons, department stores, franchised stores and duty-free outlets, as well as through licensees and distributors in locations other than Australia and the United States.

NEGOTIATIONS WITH RTM RESTAURANT GROUP CONCERNING COMBINATION OF ARBY'S AND RTM

    As previously reported on January 19, 2005, we are engaged in negotiations to combine our Arby's restaurant business, including our franchising business and our Company-owned restaurants, with RTM Restaurant Group, our largest franchisee with 772 Arby's restaurants in the United States as of January 2, 2005. If consummated, it is expected that we would be the majority owner of the combined entity. We do not anticipate making any further announcement concerning the possible combination until a definitive agreement is reached or negotiations are terminated. There can be no assurance that RTM, its owners or we will enter into definitive agreements or that such a business combination will be consummated.

FISCAL YEAR

    We use a 52/53 week fiscal year convention for Triarc and most of our subsidiaries whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year. Each fiscal year generally is comprised of four 13 week fiscal quarters, although in some years one quarter represents a 14 week period. Triarc had 14 weeks in its 2004 fiscal fourth quarter. Deerfield reports on a calendar year basis.

BUSINESS SEGMENTS

                 RESTAURANT FRANCHISING AND OPERATIONS (ARBY'S)

THE ARBY'S RESTAURANT SYSTEM

    Through our subsidiaries, we participate in the quick service restaurant segment of the restaurant industry as the franchisor of the Arby's restaurant system and, as of January 2, 2005, the owner and operator of 233 Arby's restaurants. Arby's, LLC, through its subsidiaries, is the franchisor of the Arby's restaurant system. Our company-owned Arby's restaurants are owned and operated through our subsidiary Sybra, Inc., which we acquired on December 27, 2002 and at the time was the second largest franchisee of the Arby's brand. There are over 3,400 Arby's restaurants in the United States and Canada and Arby's is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry. According to Nation's Restaurant News, Arby's is the 10th largest quick service restaurant chain in the United States. As of January 2, 2005, there were 233 company-owned Arby's restaurants and 3,228 Arby's restaurants owned by franchisees. As of January 2, 2005, 463 franchisees operated the 3,228 restaurants, of which 3,094 operated within the United States and 134 operated outside the United States.

    Arby's also owns the T.J. Cinnamons'r' concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products, and the Pasta Connection'r' concept, which includes pasta dishes with a variety of different sauces. Some Arby's restaurants are multi-branded with T.J. Cinnamons or Pasta Connection. 245 domestic Arby's restaurants are multi-branded locations that sell T.J. Cinnamons products and 13 are multi-branded locations that sell Pasta Connection products. At January 2, 2005, T.J. Cinnamons gourmet coffees were also sold in approximately 931 additional Arby's restaurants. Arby's is not currently offering to sell any additional Pasta Connection franchises.

    In addition to various slow-roasted roast beef sandwiches, Arby's offers an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. In 2001, Arby's introduced its Market Fresh'r' line of premium sandwiches on a nationwide basis. In 2003, Arby's developed a line of Market Fresh Salads, which were introduced on a nationwide basis in 2004. In response to the recent trend toward offering menu choices low in carbohydrates, Arby's also developed new Market Fresh wrap sandwiches, which were introduced nationwide in 2004.

    During 2004, our franchisees opened 93 new Arby's restaurants and closed 79 (generally underperforming) Arby's restaurants. In addition, during 2004, our franchisees opened 15 and closed 32 T.J. Cinnamons units located in Arby's units. As of January 2, 2005, franchisees have committed to open 437 Arby's restaurants over the next seven years. You should read the information contained in 'Item 1. Business -- Risk Factors -- Arby's is significantly dependent on new restaurant openings, which may be interrupted by factors beyond our control.'

OVERVIEW

    As the franchisor of the Arby's restaurant system, Arby's, through its subsidiaries, owns and licenses the right to use the Arby's brand name and trademarks in the operation of Arby's restaurants. Arby's provides its franchisees with services designed to increase both the revenue and profitability of their Arby's restaurants. The more important of these services are providing strategic leadership for the brand, product development, quality control, operational training and counseling regarding site selection.

    The revenues from our restaurant business are derived from three principal sources: (1) franchise royalties received from all Arby's restaurants;
(2) up-front franchise fees from restaurant operators for each new unit opened; and (3) sales at company-owned restaurants.

    On November 21, 2000, our subsidiary Arby's Franchise Trust completed an offering of $290 million of 7.44% fixed rate insured notes due 2020 pursuant to Rule 144A of the Securities Act. In connection with the financing, Arby's engaged in a corporate restructuring pursuant to which it formed a wholly-owned Delaware statutory business trust, Arby's Franchise Trust, which became the franchisor of the Arby's restaurant system in the United States and Canada. Arby's contributed its U.S. and Canadian franchise agreements, development agreements, license option agreements and the rights to the revenues from those agreements to Arby's Franchise Trust. Arby's also formed a new wholly-owned Delaware statutory business trust, Arby's IP Holder Trust, and contributed to it all of the intellectual property, including the Arby's trademark, necessary to operate the Arby's franchise system in the United States and Canada. Arby's IP Holder Trust has granted Arby's Franchise Trust a 99-year exclusive license to use such intellectual property. As a result of the financing and related restructuring, Arby's continues to service the franchise agreements relating to U.S. franchises, and Arby's of Canada, Inc., a wholly-owned subsidiary of Arby's, services the franchise agreements relating to Canadian franchises with the assistance of Arby's. The servicing functions are performed pursuant to separate servicing agreements with Arby's Franchise Trust pursuant to which the servicers receive servicing fees from Arby's Franchise Trust equal to their expenses, subject to a specified cap for any 12-month period. Any residual cash flow received by Arby's Franchise Trust, after taking into account all required monthly payments under the notes, including interest and targeted principal repayments, may be distributed by Arby's Franchise Trust to Arby's. See Note 11 to our Consolidated Financial Statements.

ARBY'S RESTAURANTS

    Arby's opened its first restaurant in Boardman, Ohio in 1964. As of January 2, 2005, we and our franchisees operated Arby's restaurants in 48 states, the District of Columbia and four foreign countries. As of January 2, 2005, the six leading states by number of operating units were: Ohio, with 281 restaurants; Michigan, with 178 restaurants; Indiana, with 174 restaurants; Florida, with 164 restaurants; Texas, with 158 restaurants; and Georgia, with 152 restaurants. The country outside the United States with the most operating units is Canada with 125 restaurants.

    Arby's restaurants in the United States and Canada typically range in size from 2,500 square feet to 3,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. At January 2, 2005, approximately 97% of freestanding system-wide restaurants (including approximately 97% of freestanding company-owned restaurants) feature drive-thru windows. Restaurants typically have a manager, at least one assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

    The following table sets forth the number of Arby's restaurants at the beginning and end of each year from 2002 to 2004:

                                                     2002    2003    2004
                                                     ----    ----    ----
Restaurants open at beginning of period............  3,351   3,403   3,450
Restaurants opened during period...................    116     121      94
Restaurants closed during period...................     64      74      83
                                                     -----   -----   -----
Restaurants open at end of period..................  3,403   3,450   3,461
                                                     -----   -----   -----
                                                     -----   -----   -----

    During the period from December 31, 2001 through January 2, 2005, 331 new Arby's restaurants were opened and 221 (generally underperforming) Arby's restaurants were closed. We believe that closing underperforming Arby's restaurants has contributed to an increase in the average annual unit sales volume of the Arby's system, as well as to an improvement of the overall brand image of Arby's.

    As of January 2, 2005, the Company operated 233 domestic Arby's restaurants. Of these 233 restaurants, 210 were freestanding units, 11 were located in shopping malls, 7 were in food courts, 4 were in strip center locations and 1 was in a truckstop.

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

    During 2004, Arby's franchisees opened one new restaurant in one foreign country and closed 14 restaurants in four foreign countries. As of January 2, 2005, Arby's also had one territorial agreement with an international franchisee in Canada, pursuant to which this franchisee has the exclusive right to open an Arby's restaurant in a specific region of Canada.

    Arby's offers franchises for the development of both single and multiple 'traditional' restaurant locations. Both new and existing franchisees may enter into either a master development agreement, which requires the franchisee to develop two or more Arby's restaurants in a particular geographic area within a specified time period, or a license option agreement that grants the franchisee the option, exercisable for a one year period, to build an Arby's restaurant on a specified site. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement for new franchises currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. Franchisees typically pay a $10,000 commitment fee, which is credited against the franchise fee during the development process for a new restaurant. Because of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by U.S. franchisees was approximately 3.4% in 2003 and 3.5% in 2004.

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

    Pursuant to an agreement between Arby's and AFA Service Corporation, Arby's contributed $3.0 million in 2004 for four flights of national advertising and will contribute $3.0 million in 2005 for five flights of national advertising. The Company and Arby's franchisees are also required to contribute incremental dues to AFA Service Corporation equal to 0.5% of net sales of their Arby's restaurants (bringing their total contribution to AFA Service Corporation for advertising and marketing to 1.2% of net sales) to help fund the program.

PROVISIONS AND SUPPLIES

    As of January 2, 2005, two independent meat processors supplied all of Arby's roast beef in the United States. Franchise operators are required to obtain roast beef from approved suppliers. ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of the Company and Arby's franchisees.

    In December 2003, the United States Department of Agriculture ('USDA') confirmed that a single cow from a farm in the State of Washington had tested presumptive positive for Bovine Spongiform Encephalopathy ('BSE', also know as 'mad cow disease'). Arby's is confident that all Arby's products remained unaffected by that case of BSE. The company in Washington State identified as the source of the infected cow was not a supplier of Arby's beef. The infected cow was what is referred to as a 'downer' cow. The purchase of downer cattle for Arby's beef supply is strictly prohibited by the Arby's system and Arby's obtains certifications from vendors and suppliers as to their compliance with this requirement. The Arby's system also prohibits the purchase of beef generated from advanced meat recovery systems, systems that can scrape meat from spinal cords, one of the areas where the protein that causes mad cow disease is believed to reside. In addition, Arby's restaurants use only 100% muscle meat in their roast beef, which meat has not been found to contain mad cow disease.

    As a result of the BSE incident in Washington State in 2003, Canada banned the importation of beef from the United States. A single supplier with one processing facility in Canada has supplied our Canadian franchisees with beef since the implementation of the ban. Canada now permits importation of beef from the United States if the cattle is under 30 months old when it is slaughtered, but management expects that the Canadian supplier will continue to fulfill all of the beef requirements of our Canadian franchisees.

    Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval. Suppliers to the Arby's system must comply with USDA and United States Food and Drug Administration ('FDA') regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products. Through ARCOP, the Company and Arby's franchisees purchase food, proprietary paper and operating supplies through national contracts employing volume purchasing. You should read the information contained in 'Item 1. Business -- Risk Factors -- Arby's does not control advertising and purchasing for the Arby's restaurant system, which could hurt sales and the Arby's brand.'

QUALITY ASSURANCE

    Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at all Arby's restaurants. Arby's assigns a full-time quality assurance employee to each of the four independent processing facilities that processes roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity and to assure compliance with quality and safety specifications of the United States Department of Agriculture and the FDA. In addition, a laboratory at Arby's headquarters periodically tests samples of roast beef from franchisees. Each year, Arby's representatives conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consulting services to franchisees. Arby's has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

TRADEMARKS

    We own several trademarks that we consider to be material to our restaurant business, including Arby's'r', Arby's Market Fresh'r', Market Fresh'r', T.J. Cinnamons'r', Horsey Sauce'r' and Sidekickers'r'.

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

COMPETITION

    Arby's faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread, Subway and Quiznos, as well as burger chains, such as McDonald's, Burger King and Wendy's, and quick casual restaurant chains. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities. We also compete within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

    Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites. This has also led some competitors to employ other strategies, including frequent use of price promotions and heavy advertising expenditures. In 2002 and 2003, there was increased price competition among national fast food hamburger chains. Continued price discounting in the quick service restaurant industry could have an adverse impact on us.

    Other restaurant chains have also competed by offering higher quality sandwiches made with fresh ingredients and artisan breads. Recently, several chains have sought to compete by capitalizing on the trend toward low carbohydrate diets, offering menu items that are specifically identified as being low in carbohydrates.

    Additional competitive pressures for prepared food purchases have recently come from operators outside the restaurant industry. Several major grocery chains now offer fully prepared food and meals to go as part of their deli sections. Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation. Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.

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

                          ASSET MANAGEMENT (DEERFIELD)

OVERVIEW

    Deerfield Capital Management LLC ('DCM') is a Chicago-based asset manager that offers clients a variety of investment products focused on fixed income securities and related financial instruments. DCM is a Delaware limited liability company that is wholly owned by Deerfield & Company LLC ('D&C'), an Illinois limited liability company. We own an approximate 64% capital interest, representing approximately 94% of the outstanding voting interests, in D&C, which we acquired in July 2004. Senior managers of DCM own and control the balance of the equity and voting interests in D&C. DCM (together with its predecessor companies) has acted as an asset manager since 1993 and has been registered with the Securities and Exchange Commission as an investment adviser since 1997. As of January 2, 2005, the total net asset value of the accounts managed by DCM was approximately $8.7 billion.

INVESTMENT MANAGEMENT SERVICES AND PRODUCTS

    DCM's current focus is on managing investments in fixed income instruments such as government securities, corporate bonds, bank loans and asset-backed securities. DCM manages these investments for various types of clients, including collateralized debt obligation vehicles ('CDOs'), private investment funds (usually referred to as 'hedge' funds), a real estate investment trust (or 'REIT'), a structured loan fund, and managed accounts (separate, non-pooled accounts established by clients). Except for the managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically U.S. and non-U.S. high net worth individuals and financial institutions, such as insurance companies, employee benefits plans and 'funds of funds' (investment funds that in turn allocate their assets to a variety of other investment funds). To the extent that, in the future, DCM manages investment products offered to the public, investors in such products could also include retail investors. DCM is organized into distinct portfolio management teams, each of which focuses on a different category of investments. For example, CDOs that invest in bank loans are managed by DCM's bank loan team. The portfolio management teams are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client's prior authorization of the transaction.

INVESTMENT STRATEGIES

    The various investment strategies and methodologies that DCM uses to manage client accounts are developed internally by DCM. These approaches include fundamental credit research (such as for the CDOs) and arbitrage trading techniques (such as for some of the hedge funds). Arbitrage trading generally involves seeking to generate trading profits from changes in the price relationships between related financial instruments rather than from 'directional' price movements in particular instruments. Arbitrage trading typically involves the use of substantial leverage, through borrowing of funds, to increase the size of the market position being taken and therefore the potential return on the investment. DCM intends to expand its asset management activities by offering new trading strategies and investment products, which may require the hiring of additional portfolio management and support personnel. The investment accounts managed by DCM are generally considered 'alternative' as distinguished from 'traditional' fixed income programs.

ASSETS UNDER MANAGEMENT

    As of January 2, 2005, the total net asset value of the accounts managed by DCM was approximately $8.7 billion, consisting of approximately $7.2 billion in 16 CDOs and a structured loan fund, $928 million in six hedge funds, $378 million in the REIT, and $192 million in five managed accounts.

    Of the 16 CDOs, six (representing approximately $2.1 billion in total net assets) are invested mainly in bank loans, five (representing approximately $3.4 billion in total net assets) are invested mainly in investment grade corporate bonds, and five (representing approximately $1.5 billion in total net assets) are invested mainly in asset-backed securities (such as mortgage-backed securities). The structured loan fund (representing approximately $174 million in net assets) is invested mainly in bank loans. Of the six hedge funds, DCM manages four funds (representing approximately $637 million in total net assets) mainly pursuant to arbitrage strategies, one fund (representing approximately $184 million in net assets) mainly pursuant to a 'flight to quality' strategy, and one fund (representing approximately $107 million in net assets) mainly pursuant to opportunistic fixed income strategies. The arbitrage and flight to quality strategy hedge funds invest mainly in government securities and related instruments, such as interest rate swaps and futures contracts. The opportunistic fund invests in a variety of fixed income instruments, such as bank loans and government securities.

ADVISORY FEES

    DCM's revenue consists predominantly of investment advisory fees from the accounts it manages. DCM receives a periodic management fee from each account that generally is based on the net assets of the account. This fee ranges from approximately 0.15% to 0.65% per year of the net principal balance for CDOs, 1.0% to 1.5% per year of net assets for hedge funds, 1.75% per year of net assets for the REIT, 0.50% per year of net assets for the structured loan fund, and 0.15% to 0.30% per year of net assets for the managed accounts. DCM is also entitled to a performance fee from many of its accounts, generally based upon a percentage of the annual net profits generated by the account (in the case of the hedge funds) or the internal rate of return of certain investors (in the case of the CDOs). DCM also receives from certain CDOs a structuring fee, which is a one-time fee for DCM's services in assisting in structuring the CDO, payable upon formation of the CDO. DCM receives its advisory fees pursuant to investment management agreements entered into with its clients. The terms of these agreements vary, ranging from contracts that are continuous but terminable by the client to those that have terms ranging from one to three years subject to renewal upon expiration of the initial terms. In general, these agreements are terminable by the clients, in most cases only for cause but in some instances without cause.

MARKETING

    DCM markets its CDO and REIT management services to institutions that organize and act as selling or placement agents for CDOs and REITs. DCM markets its hedge fund and separate account management services directly to existing and prospective investors in the hedge funds and separate accounts. DCM also markets its services through presentations to investment advisory consultants to pension plans and other institutional investors. DCM's asset management services are marketed privately rather than through general advertising or solicitation.

COMPETITION

    The principal markets for DCM's asset management services are high net worth individual and institutional investors that wish to allocate a portion of their investment capital to alternative fixed income asset management strategies. DCM competes for such clients with numerous other asset managers, some of which (like DCM) concentrate on fixed income instruments and others that are more diversified. The factors considered by clients in choosing DCM or a competing asset management firm include the past performance of the accounts managed by the firm, the background and experience of its key portfolio management personnel, its reputation in the fixed income asset management industry, its advisory fees, and the structural features of the investment products (such as CDOs and hedge funds) that it offers. Some of DCM's competitors have greater portfolio management resources than DCM, have managed client accounts for longer periods of time or have other competitive advantages over DCM.

GOVERNMENTAL REGULATIONS

    DCM is registered with the U.S. Securities and Exchange Commission as an investment adviser and with the Commodity Futures Trading Commission as a commodity pool operator and commodity trading advisor.

DCM is also a member of the National Futures Association, the self-regulatory organization for the U.S. commodity futures industry. In these capacities, DCM is subject to various regulatory requirements and restrictions of these organizations with respect to its asset management activities (in addition to other laws), such as regulations relating to promotional materials, the custody of client funds, allocation of investment opportunities among client accounts, recordkeeping, supervision, the establishment of compliance procedures, investing in securities by DCM employees, conflicts of interest, the prevention of money laundering, and ethical standards. In addition, investment vehicles managed by DCM, such as hedge funds, are subject to various securities and other laws.

    While DCM believes that it and the investment vehicles it manages are substantially in compliance with all applicable regulatory and other legal requirements, DCM and such investment vehicles may incur significant additional costs to comply with such requirements and any additional requirements that may be imposed in the future. However, we do not believe that any such cost increase would have a material adverse effect on the Company's consolidated financial position or results of operations.

OTHER SERVICES

    In connection with its management of client investment vehicles, DCM typically provides other services to those vehicles in addition to investment advice, such as selecting the brokerage firms and counterparties through which the vehicles conduct their investing and assisting the vehicles in obtaining the financing needed to leverage their investing. Also, DCM provides day-to-day administrative services to the REIT in addition to managing the REIT's investment portfolio.

INTELLECTUAL PROPERTY

    We have developed rights in the trademarks and trade names 'Deerfield' and 'Deerfield Capital Management', which we consider to be material to our business. We periodically license the 'Triarc' and 'Deerfield' names on a non-exclusive basis to vehicles that we manage. Any such licenses will automatically terminate if we are terminated or withdraw as investment manager of such vehicles.

GENERAL

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

    In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response,

Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and the work under that plan has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The results of the first sampling event, which occurred in January 2005, have been submitted to the Florida DEP for its review. Based on provisions made prior to 2003 of approximately $1.7 million for costs associated with this matter, and after taking into consideration various legal defenses available to us, Adams has provided for its estimate of its liability for this matter, including related legal and consulting fees. Accordingly, this matter is not expected to have a material adverse effect on our consolidated financial position or results of operations. See 'Item 7. Management`s Discussion and Analysis of Financial Condition and Results of
Operations -- Legal and Environmental Matters.'

SEASONALITY

    Our consolidated results are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter. Further, while our asset management business is not directly affected by seasonality, our asset management revenues likely will be higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to certain funds managed by Deerfield, which fees are usually based upon calendar year performance and are recognized when the amounts become fixed and determinable upon the close of a performance fee measurement period.

EMPLOYEES

    As of January 2, 2005, we had 5,360 total employees, including 538 salaried employees and 4,822 hourly employees. Of these, 70 are employed by Triarc, 5,192 are employed by Arby's and 98 are employed by Deerfield. As of January 2, 2005, none of our employees was covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

RISK FACTORS

    We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

                            RISKS RELATING TO TRIARC

   A SUBSTANTIAL AMOUNT OF OUR SHARES OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK IS CONCENTRATED IN THE HANDS OF CERTAIN STOCKHOLDERS.

    As of March 1, 2005, Nelson Peltz, our Chairman and Chief Executive Officer, and Peter May, our President and Chief Operating Officer, each individually beneficially owned shares of our outstanding Class A Common Stock and Class B Common Stock, Series 1 (including shares issuable upon the exercise of options exercisable within 60 days of March 1, 2005), that collectively constituted approximately 42.1% of our Class A Common Stock, 30.3% of our Class B Common Stock and 40.3% of our total voting power as of March 1, 2005. In addition, in accordance with procedures adopted by the Performance Compensation Subcommittee of our Board of Directors, in 2003 and 2004 Messrs. Peltz and May elected to defer receipt of a significant number of shares issuable to them upon exercise of stock options previously granted to them. In connection with these deferred compensation arrangements, a corresponding number of shares of our Class A Common Stock and Class B Common Stock are being held in trusts for the benefit of Messrs. Peltz and May. As of March 1, 2005, these trusts beneficially owned shares of our Class A Common Stock and Class B Common

Stock that collectively constituted approximately 7.1% of our Class A Common Stock, 8.1% of our Class B Common Stock and 7.3% of our total voting power as of March 1, 2005. The trustee of the trusts has the sole right to vote these shares until they are released from the trusts, subject to the rights of the Messrs Peltz and May to consult with the trustee regarding any such vote. The trusts currently terminate on January 2, 2008, subject to extension and/or earlier distribution of the shares under certain circumstances. Accordingly, these shares are not deemed to be beneficially owned by Messrs. Peltz and May and are not included in the percentage ownership and voting interests of Messrs. Peltz and May referred to above.

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

    WE HAVE BROAD DISCRETION IN THE USE OF OUR SIGNIFICANT CASH, CASH EQUIVALENTS AND INVESTMENTS.

    At January 2, 2005, our consolidated cash, cash equivalents and investments (including restricted cash, but excluding investments related to deferred compensation arrangements) totaled approximately $641 million. We have not designated any specific use for our significant cash, cash equivalents and investment position. We are evaluating options to deploy our substantial liquidity through, among other things, acquisitions, additional share repurchases and investments. See 'Item 1. Business -- Business Strategy.'

    ACQUISITIONS ARE A KEY ELEMENT OF OUR BUSINESS STRATEGY, BUT WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO IDENTIFY APPROPRIATE ACQUISITION TARGETS IN THE FUTURE AND THAT WE WILL BE ABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS INTO OUR EXISTING OPERATIONS.

    Acquisitions involve numerous risks, including difficulties assimilating new operations and products. In addition, acquisitions may require significant management time and capital resources. We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to us or that management would be able to manage effectively the resulting business. Future acquisitions are likely to result in the incurrence of additional indebtedness, which could contain restrictive covenants, or the issuance of additional equity securities, which could dilute our existing stockholders.

    OUR INVESTMENT OF EXCESS FUNDS MAY BE SUBJECT TO RISK, PARTICULARLY DUE TO USE OF LEVERAGE AND THE RISKINESS OF UNDERLYING ASSETS.

    From time to time we place our excess cash in investment funds managed by third parties or by Deerfield. Some of these funds use substantial leverage in their trading, including through the use of borrowed funds, total return swaps and/or other derivatives. The use of leverage generates various risks, including the exacerbation of losses, increased interest expense in the case of leverage through borrowing, and exposure to counterparty risk in the case of leverage through derivatives. However, volatility in the value of a fund is a function not only of the amount of leverage employed but also of the riskiness of the underlying investments. Therefore, the greater the amount of leverage used by a fund and the greater the riskiness of a fund's underlying assets, the greater the risk associated with our investment in such fund.

    WE MAY BE REQUIRED TO TAKE OR NOT TAKE CERTAIN ACTIONS, SUCH AS FOREGOING INVESTMENT OPPORTUNITIES, SO AS NOT TO BE DEEMED AN 'INVESTMENT COMPANY' UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED.

    The Investment Company Act of 1940, as amended (the '1940 Act'), requires the registration of, and imposes various restrictions on the operations of, companies that own 'investment securities' having a value exceeding 40% of their assets (excluding government securities and cash items) on an unconsolidated basis, absent an available exclusion. We and/or our subsidiaries may be required to take actions that we and/or our subsidiaries would not otherwise take so as not to be deemed an 'investment company' under the 1940 Act. Presently, neither we nor any of our subsidiaries is an investment company required to register under the 1940 Act. If we or one of our subsidiaries invests more than 40% of its assets in investment securities, and is unable to rely on an exclusion from being an investment company, we and/or that subsidiary might be required to register under and thus become subject to the restrictions of the 1940 Act. We and our subsidiaries intend to continue to make acquisitions and other investments in a manner so as not to be an investment company. As a result, we and/or our subsidiaries may forego investments that we and/or our subsidiaries might otherwise make or retain or dispose of investments or assets that we and/or our subsidiaries might otherwise sell or hold.

    IN THE FUTURE, WE MAY HAVE TO TAKE ACTIONS THAT WE WOULD NOT OTHERWISE TAKE SO AS NOT TO BE SUBJECT TO TAX AS A 'PERSONAL HOLDING COMPANY.'

    If at any time during the last half of our taxable year, five or fewer individuals own or are deemed to own more than 50% of the total value of our shares and if during such taxable year we receive 60% or more of our gross income, as specially adjusted, from specified passive sources, we would be classified as a 'personal holding company' for U.S. federal income tax purposes. If this were the case, we would be subject to additional taxes at the rate of 15% on a portion of our income, to the extent this income is not distributed to shareholders. We do not currently expect to have any liability in 2005 for tax under the personal holding company rules. However, we cannot assure you that we will not become liable for such tax in the future. Because we do not wish to be classified as a personal holding company or to incur any personal holding company tax, we may be required in the future to take actions that we would not otherwise take. These actions may influence our strategic and business decisions, including causing us to conduct our business and acquire or dispose of investments differently than we otherwise would.

    OUR CERTIFICATE OF INCORPORATION CONTAINS CERTAIN ANTI-TAKEOVER PROVISIONS AND PERMITS OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK AND ADDITIONAL SERIES OF CLASS B COMMON STOCK WITHOUT STOCKHOLDER APPROVAL.

    Certain provisions in our certificate of incorporation are intended to discourage or delay a hostile takeover of control of us. Our certificate of incorporation authorizes the issuance of shares of 'blank check' preferred stock and additional series of Class B Common Stock, which will have such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock and/or Class B Common Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of our Class A Common Stock and Class B Common Stock, Series 1. The preferred stock and additional series of Class B Common Stock could be used to discourage, delay or prevent a change in control of us that is determined by our board of directors to be undesirable. Although we have no present intention to issue any shares of preferred stock or additional series of Class B Common Stock, we cannot assure you that we will not do so in the future.

                            RISKS RELATING TO ARBY'S

    ARBY'S IS SIGNIFICANTLY DEPENDENT ON NEW RESTAURANT OPENINGS, WHICH MAY BE INTERRUPTED BY FACTORS BEYOND OUR CONTROL.

    Our restaurant business derives revenues and earnings from franchise royalties and fees from franchised restaurants and sales in company-owned restaurants. Growth in our restaurant revenues and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

       o  our ability to attract new franchisees;

       o  the availability of site locations for new restaurants;

       o  the ability of potential restaurant owners to obtain financing;

       o the ability of restaurant owners to hire, train and retain qualified operating personnel;

       o  the availability of construction materials and labor;

       o construction and development costs of new restaurants, particularly in highly-competitive markets;

       o the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and

       o  adverse weather conditions.

    Although as of January 2, 2005, franchisees had signed commitments to open 437 Arby's restaurants and have made or are required to make non-refundable deposits of $10,000 per restaurant, we cannot assure you that franchisees will meet these commitments and that they will result in open restaurants. See
'Item 1. Business -- Business Segments -- Restaurant Franchising and Operations (Arby's) -- Franchise Network.'

    OUR FRANCHISE REVENUES DEPEND, TO A SIGNIFICANT EXTENT, ON OUR LARGEST FRANCHISEE AND A DECLINE IN ITS REVENUE MAY INDIRECTLY ADVERSELY AFFECT US.

    Our largest franchisee, RTM Restaurant Group, Inc. ('RTM'), accounted for approximately 29% of our royalties and franchise and related fees in 2004. As of January 2, 2005, RTM operated 772 Arby's restaurants. Our revenues could materially decline from their present levels if RTM suffered a significant decline in its business.

    OUR FRANCHISEES COULD TAKE ACTIONS THAT COULD HARM OUR BUSINESS.

    Our franchisees are contractually obligated to operate their restaurants in accordance with the standards we set in our agreements with them. We also provide training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, the Arby's image and reputation could be harmed, which in turn could hurt our business and operating results.

    OUR SUCCESS DEPENDS ON OUR FRANCHISEES' PARTICIPATION IN OUR STRATEGY.

    Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies that we believe are necessary for further growth if our franchisees do not participate in that implementation. The failure of our franchisees to focus on the fundamentals of restaurant operations such as quality, service and cleanliness would have a negative impact on our success.

    OUR FINANCIAL RESULTS ARE AFFECTED BY THE FINANCIAL RESULTS OF OUR FRANCHISEES.

    We receive revenue in the form of royalties and fees from our franchisees. A substantial portion of our financial results are to a large extent dependent upon the operational and financial success of our franchisees, including their implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial results may worsen and our collection rates may decline. To the extent we divest restaurants in the future, we may also be required to assume the responsibility for lease payments for these restaurants if the relevant franchisees default on their leases. Additionally, if our franchisees fail to renew their franchise agreements, or if we are required to restructure our franchise agreements in connection with such renewal, it would result in decreased revenues for us.

    ARBY'S DOES NOT CONTROL ADVERTISING AND PURCHASING FOR THE ARBY'S RESTAURANT SYSTEM, WHICH COULD HURT SALES AND THE ARBY'S BRAND.

    Arby's franchisees control the provision of national advertising and marketing services to the Arby's franchise system through AFA Service Corporation, a not-for-profit entity controlled by Arby's franchisees. Subject to the Company's right to protect its trademarks, and except to the extent that the Company participates in AFA Service Corporation through its company-owned restaurants, AFA Service Corporation makes all decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby's system. In addition, local cooperatives run by operators of Arby's restaurants in a particular local area (including us) make their own decisions regarding local advertising expenditures, subject to spending the required minimum amounts. The Company's lack of control over advertising could hurt sales and the Arby's brand.

    In addition, although Arby's ensures that all suppliers to the Arby's system meet quality control standards, our franchisees control the purchasing of food, proprietary paper and other operating supplies from such suppliers through ARCOP, Inc., a not-for-profit entity controlled by our franchisees. ARCOP negotiates national contracts for such food and supplies. We are entitled to appoint one representative on the board of directors of ARCOP and participate in ARCOP through our company-owned restaurants, but otherwise exercise no control over the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby's quality control standards. If ARCOP does not properly estimate the needs of the Arby's system with respect to one or more products, makes poor purchasing decisions, or decides to cease its operations, system sales and the financial condition of Arby's franchisees could be hurt.

    ADDITIONAL INSTANCES OF MAD COW DISEASE OR OTHER FOOD-BORNE ILLNESSES, SUCH AS BIRD FLU, COULD ADVERSELY AFFECT THE PRICE AND AVAILABILITY OF BEEF, POULTRY OR OTHER MEATS AND CREATE NEGATIVE PUBLICITY, WHICH COULD RESULT IN A DECLINE IN OUR SALES.

    Instances of mad cow disease or other food-borne illnesses, such as bird flu, e-coli or hepatitis A, could adversely affect the price and availability of beef, poultry or other meats, including if additional incidents cause consumers to shift their preferences to other meats. As a result, Arby's restaurants could experience a significant increase in food costs if there are additional instances of mad cow disease or other food-borne illnesses.

    In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us. This negative publicity, as well as any other negative publicity concerning food products we serve, may reduce demand for our food and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic to Arby's restaurants as a result of these health concerns or negative publicity could result in a decline in our sales.

    CHANGES IN CONSUMER TASTES AND PREFERENCES AND IN DISCRETIONARY CONSUMER SPENDING COULD RESULT IN A DECLINE IN SALES AT COMPANY-OWNED RESTAURANTS AND IN THE ROYALTIES THAT WE RECEIVE FROM FRANCHISEES.

    The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending or a decline in family food-away-from-home spending could hurt our sales, results of operations, business and financial condition.

    In addition, if company-owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, we and our franchisees may lose customers and the resulting revenues from company-owned restaurants and the royalties that Arby's receives from its franchisees may decline.

    CHANGES IN FOOD AND SUPPLY COSTS COULD HARM OUR RESULTS OF OPERATIONS.

    Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, especially that of roast beef, could harm our operating results. For example, we experienced increases in the cost of roast beef in 2003 and 2004 due to decreased supply and increased demand. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, product recalls and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

    COMPETITION FROM OTHER RESTAURANT COMPANIES COULD HURT US.

    The market segments in which owned and franchised Arby's restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the financed business unit. Arby's restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering higher quality sandwiches and/or menu items that are specifically identified as low in carbohydrates or otherwise targeted at certain consumer groups. Additionally, many of our competitors are introducing lower cost, value meal menu options. Our revenues and those of our franchisees may be hurt by this product and price competition.

    Moreover, new companies, including operators outside the quick service restaurant industry, may enter our market areas and target our customer base. For example, additional competitive pressures for prepared food purchases have recently come from deli sections and in-store cafes of several major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations. All such competition may adversely affect our revenues and profits by reducing gross revenues of company-owned restaurants and royalty payments from franchised restaurants. Many of Arby's competitors have substantially greater financial, marketing, personnel and other resources than Arby's, which may allow them to react to changes in pricing and marketing in the quick service restaurant industry better than we can.

    OUR BUSINESS COULD BE HURT BY INCREASED LABOR COSTS OR LABOR SHORTAGES.

    Labor is a primary component in the cost of operating our company-owned restaurants. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or otherwise would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If we are unable to do so, our results of operations may be hurt.

    COMPLAINTS OR LITIGATION MAY HURT US.

    Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to an Arby's restaurant, or alleging that there was a problem with food quality or operations at an Arby's restaurant. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. We could also become subject to class action lawsuits related to these matters in the future. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert our management's attention away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may hurt us and our franchisees.

    Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of Arby's restaurants, even if the allegations are not directed against Arby's restaurants or are not valid, and even if we are not found liable or the concerns relate only to a single restaurant or a limited number of our restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our business as a whole.

    OUR CURRENT INSURANCE MAY NOT PROVIDE ADEQUATE LEVELS OF COVERAGE AGAINST CLAIMS WE MAY FILE.

    We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. In addition, we currently self-insure a significant portion of expected losses under our workers compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could harm our business and cause a decline in our results of operations and financial condition.

    CHANGES IN GOVERNMENTAL REGULATION MAY HURT OUR ABILITY TO OPEN NEW RESTAURANTS OR OTHERWISE HURT OUR EXISTING AND FUTURE OPERATIONS AND RESULTS.

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

    OUR OPERATIONS COULD BE INFLUENCED BY WEATHER CONDITIONS.

    Weather, which is unpredictable, can impact our restaurant sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area. Our first quarter includes winter months and historically has a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, resulting in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

    CERTAIN OF OUR SUBSIDIARIES ARE SUBJECT TO VARIOUS RESTRICTIONS, AND SUBSTANTIALLY ALL OF THEIR ASSETS ARE PLEDGED, UNDER CERTAIN DEBT AGREEMENTS.

    Under our restaurant subsidiaries' debt agreements, substantially all of the assets of our subsidiaries (excluding Deerfield and its subsidiaries), other than cash, cash equivalents and short-term investments, are pledged as collateral security. The indenture relating to the notes issued in the Arby's securitization and the agreements relating to debt issued by Sybra contain financial covenants that, among other things, require Arby's Franchise Trust (the borrower in the Arby's securitization) and Sybra, as applicable, to maintain certain financial ratios and restrict their ability to incur debt, enter into certain fundamental transactions (including sales of all or substantially all of their assets and certain mergers and consolidations) and create or permit liens. If either Arby's Franchise Trust or Sybra is unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or is unable to comply with covenants of, its respective debt agreements, it would be in default under the terms of such agreements, which would, under certain circumstances, permit the insurer of the notes issued in the Arby's securitization or the lenders to Sybra, as applicable, to accelerate the maturity of the balance of its indebtedness. You should read the information in
Note 11 to the Consolidated Financial Statements.

                          RISKS RELATING TO DEERFIELD

    DCM MAY LOSE CLIENT ASSETS, AND THUS FEE REVENUE, FOR VARIOUS REASONS.

    DCM's success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees), and on the profits earned by the account or the returns to certain investors in the accounts (performance fees). If there is a reduction in an account's assets, there will be a corresponding reduction in DCM's management fees from the account, and a likely reduction in DCM's performance fees (if any) relating to the account, since the smaller the account's asset base the smaller will be the potential profits earned by the account. There could be a reduction in an account's assets as the result of investment losses in the account, the withdrawal by investors of their capital in the account, or both. Investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separate accounts to withdraw any or all of their capital on a daily basis, the right of investors in hedge funds to withdraw their capital on a monthly or quarterly basis, and the right of investors in CDOs to terminate the CDO in specified situations. Investors may withdraw capital for many reasons, including their dissatisfaction with the account's performance, adverse publicity regarding DCM, DCM's loss of key personnel, errors in reporting to investors account values, account performance or other matters resulting from problems in Deerfield's systems technology, investors' desire to invest the capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

    DCM COULD BE REMOVED AS INVESTMENT MANAGER OF ACCOUNTS IT MANAGES, THUS LOSING ANY FUTURE FEE REVENUE FROM THE ACCOUNT.

    The accounts managed by DCM generally have the right to remove DCM as the investment manager of the account, and replace DCM with a substitute investment manager, pursuant to the investment management agreement between the account and DCM. There are significant differences among the accounts in terms of removal rights, but in some cases, such as CDOs, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. In the event of its removal, DCM would no longer receive any advisory fees from the account, and any termination fees received by DCM would likely be insignificant.

    DCM COULD LOSE CLIENT ASSETS AS THE RESULT OF THE LOSS OF KEY DCM PERSONNEL.

    DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel. The loss of a particular member or members of such a team -- for example, because of resignation or retirement -- could cause investors in the product to withdraw all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors. In the case of some accounts, such as certain CDOs, DCM can be removed as investment manager upon its loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM's senior management involved in supervising the portfolio teams could have similar adverse effects on DCM's investment products.

    DCM MAY NEED TO OFFER NEW INVESTMENT STRATEGIES AND PRODUCTS IN ORDER TO CONTINUE TO GENERATE REVENUE.

    The segments of the asset management industry in which DCM operates are subject to rapid change. Investment strategies and products that had historically been attractive to investors may lose their appeal, for various reasons. Thus, strategies and products that have generated fee revenue for DCM in the past may fail to do so in the future, in which case DCM would have to develop new strategies and products in order to retain investors or replace withdrawing investors with new investors. It could be both expensive and difficult for DCM to develop new strategies and products, and there is no assurance that DCM would be successful in this regard. In addition, alternative asset management products represent a substantially smaller segment of the overall asset management industry than traditional asset management products (such as many corporate bond funds). DCM's inability to expand its offerings beyond alternative asset management products could inhibit the growth of its business.

    CHANGES IN THE FIXED INCOME MARKETS COULD ADVERSELY AFFECT DCM.

    DCM's success generally depends on the attractiveness to institutional investors of investing in the fixed income markets, and changes in those markets could significantly reduce the appeal of DCM's investment products to such investors. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments, significant changes in the 'spreads' in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities), and the lack of arbitrage opportunities between U.S. Treasury securities and their related instruments (such as interest rate swap and futures contracts).

    THE NARROWING OF CDO SPREADS COULD MAKE IT DIFFICULT FOR DCM TO LAUNCH NEW CDOS.

    It is important for DCM to be able to launch new CDO products from time to time, both to expand its CDO activities (which are a major part of DCM's business) and to replace existing CDOs as they are terminated or mature. The ability to launch new CDOs is dependent on, among other factors, the amount by which the interest earned on the collateral held by the CDO (such as bank loans or corporate bonds) exceeds the interest payable by the CDO on the debt obligations it issues to investors. If these 'spreads' are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products.

    DCM'S FEE REVENUE COULD BE REDUCED BECAUSE OF THE NEED TO LOWER THE ADVISORY FEES IT CHARGES.

    As a general matter, the fees charged by 'alternative' asset managers such as DCM are higher than those charged by traditional managers, particularly with respect to hedge funds and similar products. This could change, however, as a result of competitive pressures or other factors and DCM might have to reduce the fees it charges to some or all of its clients. This would reduce DCM's fee revenue unless DCM was able to counteract the effect of the lower fees by increasing its assets under management. There is no assurance that DCM will be able to do so.

    DCM COULD LOSE CLIENT ASSETS AS THE RESULT OF ADVERSE PUBLICITY.

    Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small lapse in this regard, particularly if it resulted in a regulatory investigation or enforcement proceeding, could hurt DCM's business.

    DCM COULD LOSE MANAGEMENT FEE INCOME FROM ITS CDOS BECAUSE OF PAYMENT DEFAULTS BY ISSUERS OF COLLATERAL HELD BY THE CDOS.

    Pursuant to the investment management agreements between DCM and the CDOs it manages, DCM's management fee from the CDO is generally subject to a 'waterfall' structure, under which DCM will not receive all or a portion of its fees if, among other things, the CDO does not have sufficient income from its underlying collateral (such as corporate bonds or bank loans) to pay the required interest on the notes it has issued to investors and certain expenses. This could occur if there are defaults by issuers of the collateral on their payments of principal or interest relating to the collateral. In that event, DCM's management fees would be deferred until funds are available to pay the fees, if such funds become available.

    DCM MAY BE UNABLE TO INCREASE ITS ASSETS UNDER MANAGEMENT IN CERTAIN OF ITS INVESTMENT VEHICLES, OR IT MAY HAVE TO REDUCE SUCH ASSETS, BECAUSE OF CAPACITY CONSTRAINTS.

    A number of DCM's investment vehicles are limited in the amount of client assets they can accommodate by the amount of liquidity in the instruments traded by such vehicles, the arbitrage opportunities available in those instruments, or other factors. Thus, DCM may manage investment vehicles that are relatively successful but that cannot accept additional capital because of such constraints. Conversely, DCM might have to reduce the amount of assets managed by investment vehicles that face capacity constraints. Changes in the fixed income markets could materially increase capacity constraints, such as an increase in the number of asset managers using the same or similar strategies as DCM.

    DCM MAY LOSE CLIENT ASSETS BECAUSE OF COMPETITION FROM OTHER ASSET MANAGERS.

    The areas of the asset management industry in which DCM operates are highly competitive. For example, there are numerous other asset managers that have substantial experience in managing CDOs and fixed income arbitrage hedge funds. DCM could lose existing and prospective clients to these managers for various reasons, such as lower advisory fees than those charged by DCM or investment vehicles with more attractive structural features than those managed by DCM. In addition, DCM may be at a disadvantage in competing with other asset managers for clients for various other reasons, such as that DCM may be competing with managers that are subject to less regulation and thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client's domicile. The barriers to entry into the asset management business are not particularly high, and thus DCM may face increased competition from many new entrants. DCM's current focus is on providing fixed income asset management services to institutional clients, and the market for such services is limited.

    CHANGES IN GOVERNMENTAL REGULATIONS, ACCOUNTING STANDARDS OR TAXATION COULD ADVERSELY AFFECT DCM'S BUSINESS.

    The level of investor participation in the products offered by DCM is affected by various factors other than the actual performance of the products, such as regulatory and self-regulatory requirements and restrictions applicable to DCM, the products or the investors in the products, the manner in which investors in the products must account for their investments for financial reporting purposes, and the manner in which such investors are taxed on their investments. Adverse changes in any of these areas could cause DCM to lose existing investors and fail to attract new investors.

    DCM IS NOT AS DIVERSIFIED AS NUMEROUS OTHER RELATIVELY LARGE ASSET MANAGERS.

    DCM currently focuses almost exclusively on fixed income securities and related financial instruments in managing client accounts. DCM has little or no experience in investing in equity securities. This is in contrast to numerous other asset managers with comparable assets under management, which have significant background and experience in both the equity and debt markets. These managers have a more diversified revenue base than DCM and thus are better able to withstand periods of lack of investor interest in a particular asset class.

                                  OTHER RISKS

    WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD HARM THE VALUE OF OUR BRANDS AND HURT OUR BUSINESS.

    Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brands and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands to achieve and maintain market acceptance. This could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

    We franchise our restaurant brands to various franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Arby's restaurant system. We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. We cannot assure you that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

    In addition, we cannot assure you that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items or investment products or require us to enter into royalty or licensing agreements. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition.

    WE, AND SOME OF OUR SUBSIDIARIES, REMAIN CONTINGENTLY LIABLE WITH RESPECT TO CERTAIN OBLIGATIONS RELATING TO BUSINESSES THAT WE HAVE SOLD.

    In 1997 we sold all of our then company-owned Arby's restaurants to subsidiaries of RTM, Arby's largest franchisee. In connection with the sale, an aggregate of approximately $55 million of mortgage and equipment notes were assumed by subsidiaries of RTM, of which approximately $38 million remained outstanding at January 2, 2005. RTM has guaranteed the payment of these notes by its subsidiaries. Notwithstanding the assumption of this debt and guaranty, we remain contingently liable as a guarantor of the notes. In addition, the subsidiaries of RTM also assumed substantially all of the lease obligations relating to the purchased restaurants (which aggregate a maximum of approximately $52 million at January 2, 2005) and RTM has indemnified us for any losses we might incur with respect to such leases. Notwithstanding such assumption, Arby's and its subsidiaries remain contingently liable if RTM's subsidiaries fail to make the required payments under those notes and leases.

    In addition, in July 1999, we sold 41.7% of our then remaining 42.7% interest in National Propane Partners, L.P. and a sub-partnership, National Propane, L.P. to Columbia Energy Group, and retained less than a 1% special limited partner interest in AmeriGas Eagle Propane, L.P. (formerly known as National Propane, L.P. and as Columbia Propane, L.P.). As part of the transaction, our subsidiary, National Propane Corporation, agreed that while it remains a special limited partner of AmeriGas, it would indemnify the owner of AmeriGas for any payments the owner makes under certain debt of AmeriGas (aggregating approximately $138 million as of January 2, 2005), if AmeriGas is unable to repay or refinance such debt, but only after recourse to the assets of AmeriGas. Either National Propane Corporation or AmeriGas Propane, L.P., the owner of AmeriGas, may require AmeriGas to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane, L.P. would owe us tax indemnification payments or we would accelerate payment of deferred taxes, which amount to approximately $36.1 million as of January 2, 2005, associated with our sale of the propane business.

    Although we believe that it is unlikely that we will be called upon to make any payments under the guaranty, leases or indemnification described above, if we are required to make such payments it could have a material adverse effect on our financial position and results of operations. You should read the information in 'Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and in
Note 23 to the Consolidated Financial Statements.

    CHANGES IN GOVERNMENTAL REGULATION MAY ADVERSELY AFFECT OUR EXISTING AND FUTURE OPERATIONS AND RESULTS.

    Certain of our current and past operations are or have been subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances that provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. Although we believe that our operations comply in all material respects with all applicable environmental laws and regulations, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See 'Item 1. Business -- General -- Environmental Matters.'

ITEM 2. PROPERTIES.

    We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs. We lease each of our material properties.

    The following table contains information about our material facilities as of January 2, 2005:

                                                                               APPROXIMATE
                                                                                SQ. FT. OF
            ACTIVE FACILITIES              FACILITIES -- LOCATION  LAND TITLE  FLOOR SPACE
            -----------------              ----------------------  ----------  -----------
Triarc Corporate Headquarters............  New York, NY             1 leased      30,670
                                           Rye Brook, NY*           1 leased      53,000
Arby's Headquarters......................  Ft. Lauderdale, FL       1 leased      47,300**
Deerfield Headquarters...................  Chicago, IL              2 leased      30,000

---------

 * On December 22, 2004, Triarc entered into a lease agreement pursuant to which Triarc commenced leasing approximately 53,000 square feet of executive office space in Rye Brook, New York on February 1, 2005. The lease expires on December 31, 2015, although Triarc has the right under certain circumstances to extend the term of the lease for up to two additional five-year periods. Triarc currently intends to begin occupying this facility in early 2006 and is exploring alternatives with respect to the lease on its New York, NY facility.

** Approximately 1,140 square feet of this space is subleased from Arby's by a third party.

    Arby's also owns two and leases four properties that are leased or sublet principally to franchisees. Our other subsidiaries also own or lease a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

    At January 2, 2005, Sybra's 233 restaurants were located in the following states: 74 were in Michigan, 63 in Texas, 39 in Pennsylvania, 21 in Florida, 14 in New Jersey, 10 in Maryland, 8 in Connecticut, 3 in Virginia and 1 in West Virginia. In addition to its Arby's restaurant locations, Sybra also leases office space in Ft. Lauderdale, Florida for its corporate and executive offices and in Flint, Michigan, Sinking Spring, Pennsylvania, Plano, Texas and Temple Terrace, Florida for its regional operations centers.

ITEM 3. LEGAL PROCEEDINGS.

    In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named Triarc, Messrs. Peltz and May and the other then directors of Triarc as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our Class A Common Stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. Through January 2, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

    In addition to the legal matter described above and the environmental matter described under 'Item 1. Business -- General -- Environmental Matters', we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.1 million as of January 2, 2005. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 9, 2004, Triarc held its Annual Meeting of Stockholders. The matters acted upon by the stockholders at that meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                                            MARKET PRICE
                                                  ---------------------------------
                                                      CLASS A           CLASS B
                                                  ---------------   ---------------
                FISCAL QUARTERS                    HIGH     LOW      HIGH     LOW
                ---------------                    ----     ---      ----     ---
2003
    First Quarter ended March 30................  $ 8.62   $ 7.68   $ --     $ --
    Second Quarter ended June 29................    9.25     8.04     --       --
    Third Quarter ended September 28............   10.43     8.36    11.50    10.18
    Fourth Quarter ended December 28............   12.08     9.60    12.28    10.10

2004
    First Quarter ended March 28................   12.29    10.24    11.94     9.95
    Second Quarter ended June 27................   11.30    10.04    11.15     9.67
    Third Quarter ended September 26............   11.65     9.51    11.70     9.62
    Fourth Quarter ended January 2, 2005........   13.18    10.85    12.90    10.74

    On September 4, 2003 we made a stock distribution of two shares of our Class B Common Stock for each share of our Class A Common Stock issued as of August 21, 2003. Our Class B Common Stock is entitled to one-tenth of a vote per share and our Class A Common Stock is entitled to one vote per share. Our Class B Common Stock is also entitled to vote as a separate class with respect to any merger or consolidation in which Triarc is a party unless each holder of a share of Class B Common Stock receives the same consideration as a holder of Class A Common Stock, other than consideration paid in shares of common stock that differ as to voting rights, liquidation preference and dividend preference to the same extent that our Class A and Class B Common Stock differ. Our Class B Common Stock is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends declared and paid on our Class A Common Stock on or before September 4, 2006. Thereafter, each share of our Class B Common Stock is entitled to at least 100% of the regular quarterly cash dividend paid on each share of our Class A Common Stock. In addition, our Class B Common Stock has a $.01 per share preference in the event of any liquidation, dissolution or winding up of Triarc and, after each share of our Class A Common Stock also receives $.01 per share in any such liquidation, dissolution or winding up, our Class B Common Stock would thereafter participate equally on a per share basis with our Class A Common Stock in any remaining assets of Triarc.

    On each of September 25, 2003, December 16, 2003, March 16, 2004, June 16, 2004, September 15, 2004, December 15, 2004 and March 15, 2005, we paid cash dividends of $0.065 and $0.075 per share on our Class A Common Stock and Class B Common Stock, respectively, to holders of record on September 15, 2003, December 2, 2003, March 4, 2004, June 3, 2004, September 3, 2004, December 3, 2004 and
March 3, 2005, respectively. The September 25, 2003, December 16, 2003, March 16, 2004, June 16, 2004, September 15, 2004, December 15, 2004 and March 15,
2005 dividends aggregated approximately $4.2 million, $4.3 million, $4.3 million, $4.6 million, $4.6 million, $4.7 million and $4.7 million, respectively. Although we currently intend to continue to declare and pay regular quarterly cash dividends, there can be no assurance that any dividends will be declared or paid in the future or the amount or timing of such dividends, if any. Future dividends will be made at the discretion of our board of directors and will be based on such factors as our earnings, financial condition, cash requirements, future prospects and other factors. We have no class of equity securities currently issued and outstanding except for our Class A Common Stock and our Class B Common Stock, Series 1. However, we are currently authorized to issue up to 100 million shares of preferred stock.

    Because we are a holding company, our ability to meet our cash requirements, including required interest and principal payments on our indebtedness, is primarily dependent upon, in addition to our cash, cash equivalents and short-term investments on hand, cash flows from our subsidiaries. Under the terms of the indenture relating to the notes issued in the Arby's securitization and the agreements relating to debt issued by Sybra (see 'Item 1.
Business -- Risk Factors'), there are restrictions on the ability of certain of our subsidiaries to pay any dividends or make any loans or advances to us. The ability of any of our subsidiaries to pay cash dividends or make any loans or advances to us is also dependent upon the respective abilities of such entities to achieve sufficient cash flows after satisfying their respective cash requirements, including debt service, to enable the payment of such dividends or the making of such loans or advances. In addition, in connection with the acquisition of Sybra, Triarc agreed that Sybra would not pay dividends to it prior to December 27, 2004. You should read the information in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and Note 11 to our Consolidated Financial Statements.

    As of March 1, 2005, there were approximately 2,737 holders of record of our Class A Common Stock and 2,902 holders of record of our Class B Common Stock.

    The following table provides information with respect to repurchases of shares of our common stock by us and our 'affiliated purchasers' (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the fourth fiscal quarter of 2004:

                     Issuer Repurchases of Equity Securities(1)


                                                                  TOTAL NUMBER OF    APPROXIMATE DOLLAR
                                                                 SHARES PURCHASED     VALUE OF SHARES
                                              AVERAGE PRICE         AS PART OF        THAT MAY YET BE
                            TOTAL NUMBER OF     PAID PER        PUBLICLY ANNOUNCED    PURCHASED UNDER
          PERIOD            SHARES PURCHASED      SHARE               PLAN(1)           THE PLAN(1)
          ------            ----------------      -----               ------            -----------
    September 27, 2004
         through
     October 26, 2004               300(2)        $11.42               --              $50,000,000

     October 27, 2004
         through
    November 26, 2004           --                --                   --              $50,000,000

    November 27, 2004
         through
     January 2, 2005            342,904(3)        $12.54(3)            --              $50,000,000

(1) On December 16, 2004, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2006 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock. No transactions were effected under our stock repurchase program during the fourth fiscal quarter of 2004.

(2) Reflects an aggregate of 300 shares of our Class B Common Stock acquired by affiliated purchasers in open market transactions.

(3) Reflects an aggregate of 342,904 shares of our Class B Common Stock tendered as payment of the exercise price of employee stock options under the Company's 1993 Equity Participation Plan. The shares were valued at the closing price of our Class B Common Stock on the date of exercise of the employee stock options.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED(1)
                         ------------------------------------------------------------------------------------
                         DECEMBER 31,      DECEMBER 30,      DECEMBER 29,      DECEMBER 28,       JANUARY 2,
                            2000(2)            2001              2002              2003              2005
                            -------            ----              ----              ----              ----
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues...............   $   87,450         $ 92,823          $ 97,782         $  293,620        $  328,579
Operating profit
  (loss)...............      (24,391)(5)        8,962 (6)        15,339             (1,201)(8)         2,734
Income (loss) from
  continuing
  operations...........      (10,157)(5)        8,966 (6)        (9,757)           (13,083)(8)         1,477 (10)
Income from
  discontinued
  operations...........      451,398           43,450            11,100              2,245            12,464
Net income (loss)......      441,241 (5)       52,416 (6)         1,343 (7)        (10,838)(8)        13,941 (10)
Basic income (loss)
  per share (3):
  Class A common stock:
    Continuing
      operations.......         (.15)             .14              (.16)              (.22)              .02
    Discontinued
      operations.......         6.48              .67               .18                .04               .18
    Net income
      (loss)...........         6.33              .81               .02               (.18)              .20
  Class B common stock:
    Continuing
      operations.......         (.15)             .14              (.16)              (.22)              .02
    Discontinued
      operations.......         6.48              .67               .18                .04               .21
    Net income
      (loss)...........         6.33              .81               .02               (.18)              .23
Diluted income (loss)
  per share (3):
  Class A common stock:
    Continuing
      operations.......         (.15)             .13              (.16)              (.22)              .02
    Discontinued
      operations.......         6.48              .64               .18                .04               .17
    Net income
      (loss)...........         6.33              .77               .02               (.18)              .19
  Class B common stock:
    Continuing
      operations.......         (.15)             .13              (.16)              (.22)              .02
    Discontinued
      operations.......         6.48              .64               .18                .04               .20
    Net income
      (loss)...........         6.33              .77               .02               (.18)              .22
Cash dividends per
  share:
    Class A common
      stock............      --                --                --                    .13               .26
    Class B common
      stock............      --                --                --                    .15               .30
Working capital........      596,319          556,637           509,541            610,720 (9)       463,922
Total assets...........    1,067,424          868,409           967,383          1,042,965         1,066,973
Long-term debt.........      291,718          288,955           352,700            483,280           446,479
Stockholders' equity...      282,310          332,397           332,742            287,606           303,139
Weighted average shares
  outstanding (4):
    Class A common
      stock............       23,232           21,532            20,446             20,003            22,233
    Class B common
      stock............       46,464           43,064            40,892             40,010            40,840

---------

 (1) The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC, in which the Company acquired a 63.6% capital interest on July 22, 2004, reports on a calendar year ending on December 31. In accordance with this method, each of the Company's fiscal years presented above contained 52 weeks except for the 2004 fiscal year which contained 53 weeks. All references to years relate to fiscal years rather than calendar years.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (2) Selected Financial Data for the year ended December 31, 2000 reflects the discontinuance of the Company's beverage businesses sold in October 2000 and the reclassification of charges for early extinguishment of debt originally reported as extraordinary charges to income (loss) from discontinued operations, in accordance with Statement of Financial Accounting Standards No. 145, 'Rescission of Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections.'

 (3) Income (loss) per share amounts reflect the effect of a stock distribution (the 'Stock Distribution') on September 4, 2003 of two shares of the Company's Class B common stock, series 1 for each share of the Company's Class A common stock issued as of August 21, 2003, as if the Stock Distribution had occurred at the beginning of the year ended December 31, 2000. For the purposes of calculating income per share, net income subsequent to the date of the Stock Distribution is allocated between the Class A common shares and Class B common shares based on the actual dividend payment ratio to the extent of any dividends paid during the year with any excess allocated giving effect to the current minimum stated dividend participation rate of 110% for the Class B common shares compared with the Class A common shares. Net income for the years prior to the Stock Distribution was allocated equally among each share of Class A common stock and Class B common stock since there were no dividends declared or contractually payable during those years. Net loss for any year was also allocated equally.

 (4) The weighted average shares outstanding reflect the effect of the Stock Distribution. The number of shares used in the calculation of diluted income (loss) per share of Class A common stock for the years 2001 and 2004 are 22,692,000 and 23,415,000, respectively. The number of shares used in the calculation of diluted income (loss) per share of Class B common stock for the years 2001 and 2004 are 45,384,000 and 43,206,000, respectively. These shares used for the calculation of diluted income (loss) per share for the years 2001 and 2004 consist of the weighted average common shares outstanding for each class of common stock and potential common shares reflecting the effect of dilutive stock options of 1,160,000 and 1,182,000, respectively, for Class A common stock and 2,320,000 and 2,366,000, respectively, for Class B common stock. The number of shares used in the calculation of diluted income (loss) per share are the same as basic income
     (loss) per share for the years 2000, 2002 and 2003 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations for each of those years.

     The shares of Class A common stock for the years ended on or prior to December 30, 2001 as reported herein include shares of a former Class B common stock since the former Class B common stock participated in income or losses equally per share with the Class A common stock. Prior to 2000, the Company repurchased for treasury 3,805,015 shares of its Class A common stock and 1,999,208 shares of its former Class B common stock and recorded a forward purchase obligation for two future purchases of the former
     Class B common stock that occurred on August 10, 2000 and on August 10, 2001 each for 1,999,207 former class B common shares. These shares are before the effect of the Stock Distribution. These transactions resulted in reductions of 2,038,000, 1,994,000 and 1,214,000 shares in the reported weighted-average Class A common shares outstanding, respectively, in the years 2000, 2001 and 2002 and 4,076,000, 3,988,000 and 2,428,000 shares in the reported weighted-average Class B common shares outstanding, respectively, in the years 2000, 2001 and 2002.

 (5) Reflects certain significant charges and credits recorded during 2000 as follows: $36,432,000 charged to operating loss representing (1) a $26,010,000 charge for capital market transaction related compensation and
     (2) a $10,422,000 charge resulting from the Company's repurchase of 1,045,834 shares of its class A common stock from certain of the Company's then officers and a director within six months after exercise of the related stock options by the officers and director; $32,914,000 charged to loss from continuing operations representing the aforementioned $36,432,000 less $3,518,000 of related income tax benefit; and $427,352,000 credited to net income representing $460,266,000 of the then estimated gain on disposal of the Company's former beverage businesses credited to income from discontinued operations, which is net of a $20,680,000 after-tax charge from the early extinguishment of debt of the discontinued businesses, less the aforementioned $32,914,000 charged to loss from continuing operations.

 (6) Reflects certain significant credits recorded during 2001 as follows:
     $5,000,000 credited to operating profit representing the receipt of a $5,000,000 note receivable from the Chairman and Chief Executive

                                              (footnotes continued on next page)

(footnotes continued from previous page)

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

 (7) Reflects a significant credit recorded during 2002 as follows: $11,100,000 credited to net income representing adjustments to the previously recognized gain on disposal of the Company's beverage businesses due to the release of reserves for income taxes associated with the discontinued beverage operations in connection with the receipt of related income tax refunds.

 (8) Reflects certain significant charges and credits recorded during 2003 as follows: $22,000,000 charged to operating loss representing an impairment of goodwill; $11,799,000 charged to loss from continuing operations representing the aforementioned $22,000,000 partially offset by (1) a $5,834,000 gain on sale of business arising principally from the sale by the Company of a portion of its investment in an equity investee and a non-cash gain to the Company from the public offering by the investee of its common stock and (2) $4,367,000 of income tax benefit relating to the above net charges; and $9,554,000 charged to net loss representing the aforementioned $11,799,000 charged to loss from continuing operations partially offset by a $2,245,000 credit to income from discontinued operations principally resulting from the release of reserves, net of income taxes, in connection with the settlement of the Post-Closing Adjustment.

 (9) Working capital at December 28, 2003 reflects a reclassification to conform with the current year's presentation.

(10) Reflects certain significant credits recorded during 2004 as follows:
     $17,333,000 credited to income from continuing operations representing
     (1) $14,592,000 of income tax benefit due to the release of income tax reserves which were no longer required upon the finalization of the examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, the finalization of a state income tax examination and the expiration of the statute of limitations for the examination of certain of the Company's state income tax returns and (2) a $2,741,000 credit, net of $1,601,000 of income tax provision, representing the release of related interest accruals no longer required; and $28,156,000 credited to net income representing the aforementioned $17,333,000 credited to income from continuing operations and $12,464,000 of additional gain on disposal of the Company's beverage businesses resulting from the release of income tax reserves related to discontinued operations which were no longer required upon finalization of the Federal income tax returns noted above and the expiration of the statute of limitations noted above.

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

INTRODUCTION AND EXECUTIVE OVERVIEW

    We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and, effective with the acquisition of Deerfield & Company LLC, which we refer to as Deerfield, in the asset management business.

    On December 27, 2002, we completed the acquisition of Sybra, Inc., which we refer to as Sybra, in a transaction we refer to as the Sybra Acquisition. At the time, Sybra was the second largest franchisee of Arby's restaurants. (The largest of our franchisees was, and still is, RTM Restaurant Group, which we refer to as RTM, with 772 Arby's restaurants in the United States as of January 2, 2005.) As of January 2, 2005 Sybra owns and operates 233 Arby's restaurants in nine states. As a result of the Sybra Acquisition, our consolidated results of operations and cash flows for fiscal 2004, fiscal 2003 and for the last two days of fiscal 2002 include Sybra's results and cash flows but do not include royalties and franchise and related fees from Sybra which are eliminated in consolidation. Our consolidated results of operations and cash flows for fiscal 2002 prior to the Sybra Acquisition, however, include royalties and franchise and related fees from Sybra but do not include Sybra's results and cash flows. Sybra's results for the last two days of fiscal 2002 have been reported in 'Other income, net' in the accompanying consolidated statement of operations for the year ended December 29, 2002 for convenience since the results for that two-day period were not material to our consolidated loss from continuing operations before income taxes and minority interests.

    On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield, which transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield provides asset management services for (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) fixed income and investment funds and private investment accounts, which we refer to as Funds, including Triarc Deerfield Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT. Our consolidated results of operations include Deerfield's results and cash flows commencing July 23, 2004, less applicable minority interests.

    In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the year ended January 2, 2005. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs and Funds and we may expand the types of investments that we offer and manage. We also derived investment income or loss throughout the periods presented principally from the investment of our excess cash.

    Our goal is to enhance the value of our Company by increasing the revenues of the Arby's restaurant business and our recently acquired asset management business. In April 2004, we began adding new Arby's menu items such as salads and wraps and we are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing new operational initiatives targeted at service levels and convenience. We plan to grow Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management, such as the REIT, thereby increasing its asset management fee revenues.

    As discussed below under 'Liquidity and Capital Resources - Acquisitions and Investments,' we continue to evaluate our options for the use of our significant cash, cash equivalent and investment position, including additional business acquisitions, repurchases of our common stock and investments. In recent years we evaluated a number of business acquisition opportunities, including Deerfield, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders.

    Beginning with fiscal 2003, we reported cost of sales as a result of the Sybra Acquisition. Beginning with fiscal 2004, we now report cost of services as a result of the Deerfield Acquisition. Our royalties and franchise and related fees continue to have no associated cost of sales or services.

    In recent years our restaurant business has experienced the following trends:

       o Continued growth of food consumed away from home in total dollars and as a percentage of total food-related spending;

       o  Growing U.S. adult population, our principal customer demographic;

       o Addition of selected higher-priced quality items to menus, which appeal more to adult tastes;

       o Increased consumer preference for premium sandwiches with perceived higher levels of freshness, quality and customization along with increased competition in the premium sandwich category;

       o Increased price competition, as evidenced by value menu concepts, which offer comparatively lower prices on some menu items; combination meals concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items; and use of coupons and other price discounting;

       o Increased competition among quick service restaurant competitors and other retail food operators for available development sites, higher development costs associated with those sites and continued tightening in the lending markets typically used to finance new unit development;

       o Increased availability to consumers of new product choices, including low calorie, low carbohydrate and/or low fat products driven by a greater consumer awareness of nutritional issues;

       o Competitive pressures from operators outside the quick service restaurant industry, such as the deli sections and in-store cafes of several major grocery store chains, convenience stores and casual dining outlets offering prepared food purchases;

       o  Increases in beef and other commodity costs; and

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

       o Increased competition in the hedge fund industry in the form of new hedge funds offered by both new and established asset managers to meet the increasing demand of hedge fund investors;

       o Continued growth of the CDO market as it opens to individual investors, in addition to the institutional investors which it has mainly served in the past, with CDOs that offer more simplified income tax reporting for the investor; and

       o Increased competition in the fixed income investment markets resulting in higher demand for, and costs of, investments purchased by CDOs resulting in the need to continuously develop new investment strategies with the goal of maintaining acceptable returns to investors.

PRESENTATION OF FINANCIAL INFORMATION

    We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield reports on a calendar year ending on December 31. Each of our 2002 and 2003 fiscal years contained 52 weeks and our 2004 fiscal year contained 53 weeks. In this discussion, we refer to the additional week in 2004 compared with 2002 and 2003 as the 53rd week in 2004. Our 2002 fiscal year commenced on December 31, 2001 and ended on December 29, 2002. Our 2003 fiscal year commenced on December 30,

2002 and ended on December 28, 2003. Our 2004 fiscal year commenced on December 29, 2003 and ended on January 2, 2005. All references to years relate to fiscal years rather than calendar years.

RESULTS OF OPERATIONS

    Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between (1) 2002 and 2003, which we refer to as the 2003 Change, and (2) 2003 and 2004, which we refer to as the 2004 Change. We consider certain percentage changes between years to be not measurable or not meaningful, and we refer to these as 'n/m.' The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                                   2003 CHANGE         2004 CHANGE
                                                                -----------------    ----------------
                                     2002     2003     2004     AMOUNT    PERCENT    AMOUNT   PERCENT
                                     ----     ----     ----     ------    -------    ------   -------
                                                      (IN MILLIONS EXCEPT PERCENTS)
Revenues:
    Net sales.....................  $ --     $201.5   $ 205.6   $ 201.5     n/m      $ 4.1       2%
    Royalties and franchise and
      related fees (a)............    97.8     92.1     100.9      (5.7)     (6)%      8.8      10%
    Asset management and related
      fees........................    --       --        22.1     --       --         22.1      n/m
                                    ------   ------   -------   -------              ------
                                      97.8    293.6     328.6     195.8     n/m       35.0      12%
                                    ------   ------   -------   -------              ------
Costs and expenses:
    Cost of sales, excluding
      depreciation and
      amortization................    --      151.6     162.6     151.6     n/m       11.0       7%
    Cost of services, excluding
      depreciation and
      amortization................    --       --         7.8     --       --          7.8      n/m
    Advertising and selling.......     3.0     16.1      16.6      13.1     n/m        0.5       3%
    General and administrative,
      excluding depreciation and
      amortization................    72.9     91.0     118.6      18.1      25%      27.6      30%
    Depreciation and amortization,
      excluding amortization of
      deferred financing costs....     6.6     14.1      20.3       7.5     114%       6.2      44%
    Goodwill impairment...........    --       22.0     --         22.0     n/m      (22.0)     n/m
                                    ------   ------   -------   -------              ------
                                      82.5    294.8     325.9     212.3     n/m       31.1      11%
                                    ------   ------   -------   -------              ------
        Operating profit (loss)...    15.3     (1.2)      2.7     (16.5)   (108)%      3.9      n/m
    Interest expense..............   (26.2)   (37.2)    (34.2)    (11.0)    (42)%      3.0       8%
    Insurance expense related to
      long-term debt..............    (4.5)    (4.2)     (3.9)      0.3       7%       0.3       7%
    Investment income, net........     0.8     17.2      21.7      16.4     n/m        4.5      26%
    Gain (costs) related to
      proposed business
      acquisitions not
      consummated.................    (2.2)     2.1      (0.8)      4.3     n/m       (2.9)     n/m
    Gain (loss) on sale of
      businesses..................    (1.2)     5.8       0.2       7.0     n/m       (5.6)     (97)%
    Other income, net.............     1.4      2.9       1.2       1.5     107%      (1.7)     (59)%
                                    ------   ------   -------   -------              ------
        Loss from continuing
          operations before income
          taxes and minority
          interests...............   (16.6)   (14.6)    (13.1)      2.0      12%       1.5      10%
    Benefit from income taxes.....     3.3      1.4      17.5      (1.9)    n/m       16.1      n/m
    Minority interests in (income)
      loss of consolidated
      subsidiaries................     3.5      0.1      (2.9)     (3.4)    n/m       (3.0)     n/m
                                    ------   ------   -------   -------              ------
        Income (loss) from
          continuing operations...    (9.8)   (13.1)      1.5      (3.3)    n/m       14.6      n/m
    Gain on disposal of
      discontinued operations.....    11.1      2.3      12.4      (8.8)    n/m       10.1      n/m
                                    ------   ------   -------   -------              ------
        Net income (loss).........  $  1.3   $(10.8)  $  13.9   $ (12.1)    n/m      $24.7      n/m
                                    ------   ------   -------   -------              ------
                                    ------   ------   -------   -------              ------

---------

(a) Includes royalties and franchise and related fees from Sybra of $7.4 million in 2002, whereas the royalties and franchise and related fees from Sybra of $7.1 million in 2003 and $7.2 million in 2004 were eliminated in consolidation.

2004 COMPARED WITH 2003

Net Sales

    Our net sales, which were generated entirely from the Company-owned restaurants, increased $4.1 million, or 2%, to $205.6 million for 2004 from $201.5 million for 2003. Aside from a $3.6 million effect of the inclusion of the 53rd week in 2004, our net sales were relatively flat.

    Our net sales improved $1.2 million due to a 1% growth in same-store sales of the Company-owned restaurants during 2004 compared with the weak same-store sales performance during 2003, partially offset by a $0.7 million decrease in net sales due to the closing during 2004 of four underperforming Company-owned restaurants, two of which were closed at the end of 2004 and had no effect on the decrease. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The increase in same-store sales reflected new menu offerings consisting of salads and wraps and new sandwiches which were introduced beginning in the second and third quarters of 2004, the effects of which were partially offset by unfavorable performance in Company-owned restaurants in the Michigan region, an area where approximately one-third of our Company-owned restaurants are located and which has been particularly impacted by high unemployment. The growth in same-store sales of Company-owned restaurants of 1% was less than the 4% growth in same-store sales of franchised restaurants discussed under 'Royalties and Franchise and Related Fees' below. Factors contributing to this difference include the (1) economic conditions in the Michigan region, as previously discussed, and (2) weaker revenue performance in the Dallas region as a result of lower advertising spending in the region for our combined Company-owned and franchised restaurants than would have occurred if that market were more fully penetrated. Same-store sales during 2004 also reflect increased price promotions compared with 2003, although we are unable to determine if the incremental effect on sales volume of the price promotions was sufficient to exceed or partially offset the unfavorable effect on pricing.

    We expect same-store sales of Company-owned restaurants in 2005 to exceed the same-store sales of 2004 due to the continuation of new menu offerings, improved marketing programs supporting the new menu offerings that will be implemented in the first quarter of 2005 and operational initiatives targeting continued improvement in customer service levels and convenience. We presently plan to open ten new Company-owned restaurants during 2005 and will evaluate whether to close any underperforming restaurants. Specifically, we have fifteen restaurants where the facilities leases either expire or are scheduled for renewal in 2005 and we have begun the process of reviewing the performance of each of those restaurants in connection with the decision to renew or extend these leases. We currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

    Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $8.8 million, or 10%, to $100.9 million for 2004 from $92.1 million for 2003. This increase consisted of
(1) a $4.0 million improvement in royalties due to a 4% increase in same-store sales of the franchised restaurants during 2004 compared with the weak same-store sales performance during 2003, (2) a $3.5 million improvement in royalties from the 93 restaurants opened since December 28, 2003 with generally higher than average sales volumes, replacing the royalties from the 79 generally underperforming restaurants closed since December 28, 2003 and (3) an estimated $1.3 million increase as a result of the 53rd week in 2004.

    We expect to continue to experience positive same-store sales growth of franchised restaurants in 2005, although at a slightly lower rate than in 2004, due to the continuation of new menu offerings, a new marketing program supporting the new menu offerings that is being implemented in the first quarter of 2005 and operational initiatives targeting continued improvement in customer service levels and convenience.

Asset Management and Related Fees

    Our asset management and related fees of $22.1 million in 2004 resulted entirely from the management of CDOs and Funds reflecting the Deerfield Acquisition.

Cost of Sales, Excluding Depreciation and Amortization

    Our cost of sales, excluding depreciation and amortization, resulted entirely from the Company-owned restaurants. Cost of sales increased
$11.0 million, or 7%, to $162.6 million for 2004, resulting in a gross margin of 21%, from $151.6 million for 2003, resulting in a gross margin of 25%. We define gross margin as the difference between net sales and cost of sales divided by net sales. The decrease in gross margin is due principally to (1) higher costs for roast beef, the largest component of our menu offerings, as well as higher costs for other commodities, (2) new menu offerings with relatively higher costs than our other products and for which we experienced additional costs during the roll-out period in the second quarter of 2004 and (3) increased price discounting of some of our other products primarily through increased use of coupons. The increase in cost of sales also reflects $2.4 million due to the inclusion of the 53rd week in 2004.

    Also affecting our 2004 gross margins was an increase in straight-line rent expense. In connection with the fourth quarter closing process, we reviewed our accounting for straight-line rent expense, whereby we recognize the impact of future rent escalations ratably over the appropriate lease period, resulting in an equal amount of rent expense for each period of a given lease. As a result of this review, we determined that certain leases containing escalation provisions required adjustment. The effect of the aggregate adjustment was an increase to rent expense recognized in the fourth quarter of $0.6 million, of which the impact related to 2003 and the first three quarters of 2004 was immaterial.

    During 2005, we expect that our gross margin will improve compared with the 21% for 2004 due to (1) an improvement in operating efficiencies as a result of
(a) the effects of management personnel changes and (b) training programs implemented in the first quarter of 2005, (2) the ability of management to respond to operating trends more effectively due to the improved operational reporting as a result of the implementation of the new back-office and point-of-sale restaurant systems principally in the 2004 fourth quarter and (3) margin improvements from price increases implemented in August 2004 and December 2004 for some of our new and existing menu items and more limited price promotions.

Cost of Services, Excluding Depreciation and Amortization

    Our cost of services, excluding depreciation and amortization, of $7.8 million for 2004 resulted entirely from the management of CDOs and Funds reflecting the Deerfield Acquisition.

    Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

    Our advertising and selling expenses increased $0.5 million, or 3%, principally due to a $0.4 million increase in advertising expenses of the Company-owned restaurants primarily related to the new menu offerings introduced in the second and third quarters of 2004.

General and Administrative, Excluding Depreciation and Amortization

    Our general and administrative expenses, excluding depreciation and amortization increased $27.6 million, partially reflecting $10.4 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $17.2 million due to (1) a $10.4 million increase in incentive compensation costs, (2) a $3.0 million increase in employee relocation, severance and recruiting costs attributable to personnel changes, (3) a $1.5 million expense in 2004 for an environmental liability insurance policy covering unknown pre-existing and future conditions on all of our currently-owned properties as well as unknown pre-existing conditions on formerly-owned properties, (4) a $1.3 million increase in professional fees as a result of our compliance with the Sarbanes-Oxley Act of 2002 and (5) other inflationary increases. These increases were partially offset by $1.2 million of facility relocation expenses related to the Sybra Acquisition that occurred in the 2003 period and a $0.8 million decrease in deferred compensation expense. Deferred compensation expense of $3.4 million in 2003 and $2.6 million in 2004 represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under 'Loss From Continuing Operations Before Income Taxes and Minority Interests.'

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs increased $6.2 million, partially reflecting $2.2 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $4.1 million principally due to a $3.0 million increase in impairment losses on Company-owned restaurants and trademarks and a $0.7 million effect of our implementation of new back office and point-of-sale restaurant systems in the second half of 2004. The impairment loss in 2004 of $3.4 million consisted of $1.8 million related to Company-owned restaurants acquired in the Sybra Acquisition and $1.6 million related to our T.J. Cinnamons trademark. Restaurant impairment losses in 2003 and 2004 predominantly reflect (1) impairment charges resulting from the deterioration in operating performance of certain restaurants and (2) in 2004, additional charges for restaurants impaired in 2003 which did not recover in 2004, principally for the investment in their back office and point-of-sale systems installed in each of the Company-owned restaurants in 2004. The trademark impairment loss in 2004 resulted from our assessment during the fourth quarter of the T.J. Cinnamons brand, which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products. This assessment resulted in (1) our decision to not actively pursue new T.J. Cinnamons franchisees until additional new product offerings within its existing product line are tested and become available and (2) the corresponding significant reduction in anticipated T.J. Cinnamons unit growth.

    On March 14, 2005, we granted 149,155 and 731,411 performance-based restricted shares of our class A and class B common stock, respectively, to certain of our officers and key employees. These restricted shares vest ratably over three years, subject to meeting, in each case, certain class B common share market price targets, or to the extent not previously vested, on March 14, 2010 subject to meeting a specific class B common share market price target. The prices of our class A and class B common stock on the March 14, 2005 grant date were $15.59 and $14.75 per share, respectively.

    We are required to adopt Statement of Financial Accounting Standards
No. 123 (revised 2004), 'Share-Based Payment,' no later than our 2005 fiscal third quarter which ends on October 2, 2005. As a result, we will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, which we are currently using. We expect that the adoption of this statement will materially increase the amount of compensation expense which is amortized to 'Depreciation and amortization, excluding amortization of deferred financing costs' over the periods that the respective stock options and restricted stock vest.

Goodwill Impairment

    We test the goodwill of our restaurant business for impairment annually during the fourth quarter in conjunction with our annual budgeting and long range forecasting process. We determined that for 2002 and 2004 our goodwill was recoverable and did not require the recognition of an impairment loss. However, for 2003 we recorded a goodwill impairment loss of $22.0 million relating to our Company-owned restaurants, which are considered to be a separately identified reporting unit even though we acquired the restaurants to enhance the value of the Arby's brand. The impairment loss in 2003 resulted from the overall effect on cash flows and anticipated cash flows of the Company-owned restaurants due to stiff competition from new product choices in the marketplace and significant cost increases in roast beef, the largest component for Sybra's menu offerings. In light of the increased competitive pressures and recognizing the unfavorable trend in roast beef costs versus historical averages during 2003, we determined that in evaluating the Company-owned restaurants as a separate reporting unit, the expected cash flows were not sufficient to fully support the carrying value of the goodwill associated with the Sybra Acquisition.

    We have evaluated from time to time whether the value of our restaurant business would be enhanced by selectively seeking the sale of certain of our Company-owned restaurants to secure additional multiple unit development agreements with new or existing franchisees. Therefore, we may decide to pursue sales at prices that Sybra would not otherwise consider on a stand-alone basis, even if the sales could result in impairment charges at the Sybra level to properties, goodwill or both. Moreover, we may conclude that the long-term benefit to the Arby's brand may warrant pursuing certain strategies even though the expected future results under such strategies may not result in positive cash flows for Sybra or for us on a consolidated basis.

Interest Expense

    Interest expense decreased $3.0 million principally due to (1) the release in 2004 of $4.3 million of interest accruals no longer required upon the finalization by the Internal Revenue Service of its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001, which we refer to as the IRS Examination, (2) a $2.5 million decrease attributable to lower outstanding amounts of a majority of our long-term debt and (3) $0.4 million of interest expense in 2003 which did not recur in 2004 relating to a post-closing sales price adjustment settled in December 2003 in connection with the sale of our former beverage businesses. These decreases were partially offset by a $3.7 million increase in interest expense, including related amortization of deferred financing costs, due to the full period effect in 2004 of the $175.0 million principal amount of our 5% convertible notes, which we refer to as the Convertible Notes, issued on May 19, 2003 and a $0.9 million increase in interest expense on debt securities sold with an obligation to purchase.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net:

                                                            2003     2004    CHANGE
                                                            ----     ----    ------
                                                                (IN MILLIONS)
Interest income..........................................  $  9.3   $ 16.3   $  7.0
Other than temporary unrealized losses...................    (0.4)    (6.9)    (6.5)
Recognized net gains.....................................     6.7     10.6      3.9
Distributions, including dividends.......................     2.3      2.5      0.2
Other....................................................    (0.7)    (0.8)    (0.1)
                                                           ------   ------   ------
                                                           $ 17.2   $ 21.7   $  4.5
                                                           ------   ------   ------
                                                           ------   ------   ------

    Interest income increased $7.0 million partially reflecting $1.3 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $5.7 million primarily due to an increase in average rates on our interest-bearing investments from 1.4% in 2003 to 2.5% in 2004 principally due to our investing in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. These factors were partially offset by a lower average outstanding balance of our interest-bearing investments in 2004 because of the liquidation of some of these investments to provide cash for the Deerfield Acquisition. Our other than temporary unrealized losses increased $6.5 million reflecting the recognition of $6.9 million of impairment charges based on significant declines in the market values of some of our higher yielding, but more risk-inherent, debt investments, as well as declines in three of our available-for-sale investments in publicly traded companies. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-basis investments and may or may not recur in future periods. Our recognized net gains include realized gains and losses on sales of our available-for-sale securities and cost-basis investments and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to purchase. The increase in our recognized net gains of $3.9 million was principally due to gains realized on the sales of two cost-basis investments in 2004. During 2003 and 2004, our recognized net gains included $0.9 million and $2.4 million, respectively, of realized gains from the sale of certain cost-related investments in the Deferred Compensation Trusts, as explained in more detail below under 'Loss from Continuing Operations before Income Taxes and Minority Interests.' All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including the investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable.

    As of January 2, 2005, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $7.2 million and $(0.4) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain (Costs) Related to Proposed Business Acquisitions Not Consummated

    The $2.1 million gain related to proposed business acquisitions not consummated in 2003 represented a payment received by us for the use of due diligence materials related to a proposed business acquisition we had previously decided not to continue to pursue and did not consummate, net of our costs incurred in connection with this proposed acquisition. The $0.8 million of costs in 2004 relate to another proposed business acquisition that we decided not to pursue and did not consummate.

Gain (Loss) on Sale of Businesses

    The gain on sale of businesses decreased $5.6 million to $0.2 million in 2004 from $5.8 million in 2003. The gain in 2003 arose in connection with an offering of common stock of Encore Capital Group, Inc., an equity investee of ours which we refer to as Encore, completed in October 2003 for both newly issued shares and shares held by certain existing stockholders, including us. This gain principally consists of (1) $3.3 million related to the sale of a portion of our investment in Encore and (2) $2.4 million related to a non-cash gain from our equity in the net proceeds to Encore from the Encore offering over the portion of our carrying value in Encore allocable to the decrease in our ownership percentage. We recognize non-cash gains in accordance with our accounting policy under which we recognize a gain or loss upon sale by an equity method investee of any previously unissued stock to third parties to the extent of the decrease in our ownership of the investee.

    On January 20, 2005, we sold an additional portion of our investment in Encore for a gain of approximately $9.0 million, which will be recognized in our quarter ending April 3, 2005.

Other Income, Net

    The $1.7 million decrease in other income, net is principally attributable to a $1.5 million net loss on transactions related to our July 2004 investment in Jurlique International Pty Ltd., which we refer to as Jurlique, an Australian company. The net loss consists of a $1.7 million foreign currency transaction loss on the liability for the remaining cost of the investment in Jurlique payable by us in Australian dollars in July 2005 and a $1.4 million loss on a foreign currency put and call arrangement on a portion of our total cost related to the investment in Jurlique whereby we limited our overall foreign currency risk of holding the investment through July 2007, both partially offset by a $1.6 million gain on a foreign currency forward contract whereby we fixed the exchange rate in connection with the liability for the remaining payment for the Jurlique investment noted above.

    The fair value of our investment in Jurlique has increased by $3.1 million as a result of the change in the currency exchange rate since the date of our investment. Since we account for the investment in Jurlique under the cost method, we were unable to recognize this increase, which would have more than offset the recognized loss on the put and call arrangement noted above.

Loss From Continuing Operations Before Income Taxes and Minority Interests

    Our loss from continuing operations before income taxes and minority interests decreased $1.5 million to $13.1 million in 2004 from $14.6 million in 2003 due to the effect of the variances explained in the captions above.

    As discussed above, we recognized deferred compensation expense of $3.4 million in 2003 and $2.6 million in 2004, within general and administrative expenses, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income from investments in the Deferred Compensation Trusts of $0.7 million and $2.0 million during 2003 and 2004, respectively, consisting of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts of $0.9 million and $2.4 million, respectively, which included increases in value prior to 2003 and 2004 of $0.7 million and $1.8 million, respectively, less investment management fees of $0.2 million and $0.4 million, respectively. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From Income Taxes

    The benefit from income taxes represented effective rates of 9% in 2003 and 134% in 2004 on the respective losses from continuing operations before income taxes and minority interests. The effective benefit rate is higher in 2004 due to the release of $14.6 million of income tax reserves related to our continuing operations which were no longer required upon the finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns. The effective benefit rate for 2003 is lower than the Federal statutory rate of 35% principally due to the effects of the non-deductible portion of the impairment charge for goodwill previously discussed under 'Goodwill Impairment' and compensation costs.

Minority Interests in (Income) Loss of Consolidated Subsidiaries

    The minority interests in (income) loss of consolidated subsidiaries was $(2.9) million in 2004 relating entirely to the minority interests resulting from the Deerfield Acquisition compared with $0.1 million in 2003.

Gain on Disposal of Discontinued Operations

    During 2004 we recorded an additional gain on the disposal of our former beverage businesses of $12.4 million resulting from the release of reserves for income taxes that were no longer required upon the finalization of the IRS Examination and the expiration of the statute of limitations for examinations of certain state income tax returns. The gain on disposal of discontinued operations of $2.3 million in 2003 resulted principally from the release of excess reserves, net of income taxes, of $1.6 million in connection with the settlement by arbitration of a post-closing sales price adjustment. The post-closing sales price adjustment related to the sale in 2000 of our former beverage businesses, consisting of Snapple Beverage Group, Inc. and Royal Crown Company, Inc., to affiliates of Cadbury Schweppes PLC, which transaction we refer to as the Snapple Beverage Sale.

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

    The 2% decline in same-store sales of franchised restaurants in 2003 continued a trend which commenced in the fourth quarter of 2002. For the fourth quarter of 2003, same-store sales were approximately flat versus the weak same-store sales performance of the fourth quarter of 2002. We believe the decline experienced in 2003 was due to price discounting, new product offerings of competitors in the quick service restaurant industry, the continuing effect of a sluggish economy and, for the first nine months of 2003, strong same-store sales performance of the prior-year comparable period. We faced stiff competition from the entry into the market of salads and other low calorie, low carbohydrate and low fat product offerings by our competitors.

Cost of Sales, Excluding Depreciation and Amortization

    Our cost of sales, excluding depreciation and amortization, of $151.6 million for 2003 resulted entirely from the Company-owned Arby's restaurants acquired in the Sybra Acquisition. Our Company-owned restaurants experienced increases in the costs of roast beef, the largest component of our menu offerings, which adversely affected our cost of sales during the second half of 2003.

    Our royalties and franchise fees have no associated cost of sales.

Advertising and Selling

    Our advertising and selling expenses increased $13.1 million principally reflecting $13.5 million of advertising expenses of Sybra.

General and Administrative, Excluding Depreciation and Amortization

    Our general and administrative expenses, excluding depreciation and amortization, increased $18.1 million principally reflecting $15.8 million of general and administrative expenses related to Sybra and a $2.0 million increase in deferred compensation expense. Deferred compensation expense, which increased to $3.4 million in 2003 from $1.4 million in 2002, represents the increase in the fair value of investments in the Deferred Compensation Trusts for the benefit of the Executives, as explained in more detail below under 'Loss From Continuing Operations Before Income Taxes and Minority Interests.'

Depreciation and Amortization, Excluding Amortization of Deferred Financing
Costs

    Our depreciation and amortization, excluding amortization of deferred financing costs, increased $7.5 million principally due to depreciation and amortization related to Sybra of $7.4 million. Depreciation and amortization related to Sybra includes a $0.4 million impairment loss on properties resulting principally from a deterioration in the operating performance of certain restaurants compared with the prior year pre-acquisition period of Sybra.

Goodwill Impairment

    The impairment loss of $22.0 million recognized in 2003 is associated with the goodwill relating to Sybra and has been explained in detail in the comparison of 2004 with 2003.

Interest Expense

    Interest expense increased $11.0 million principally reflecting $8.7 million of interest expense of Sybra and $6.0 million of interest expense, including related amortization of deferred financing costs, on the Convertible Notes. This increase was partially offset principally by decreases in interest expense of $1.6 million due to lower outstanding balances of our 7.44% insured non-recourse securitization notes, which we refer to as the Securitization Notes and $1.0 million related to the change in fair value of an interest rate swap agreement on one of our term loans.

Investment Income, Net

    The following table summarizes and compares the major components of investment income, net:

                                                            2002      2003    CHANGE
                                                            ----      ----    ------
                                                                 (IN MILLIONS)
Other than temporary unrealized losses...................  $ (14.5)  $ (0.4)  $ 14.1
Recognized net gains.....................................      2.7      6.7      4.0
Interest income..........................................     10.9      9.3     (1.6)
Distributions, including dividends.......................      2.1      2.3      0.2
Other....................................................     (0.4)    (0.7)    (0.3)
                                                           -------   ------   ------
                                                           $   0.8   $ 17.2   $ 16.4
                                                           -------   ------   ------
                                                           -------   ------   ------

    The other than temporary losses of $14.5 million in 2002 related primarily to the recognition of (1) $8.0 million of impairment charges, before minority interests of $3.4 million, related to three underlying non-public investments, held by our then 57.9%-owned consolidated subsidiary, 280 BT Holdings LLC, including $3.3 million related to Scientia Health Group Limited, a non-public company and (2) a $3.9 million impairment charge based on the significant decline in market value of one of our available-for-sale investments in a large public company. The three underlying investments of 280 BT Holdings for which we recognized impairment charges were determined to be no longer viable or significantly impaired due to either liquidity problems or the entity ceasing business operations. The increase in our recognized net gains was primarily due to an increase in the volume of our available-for-sale securities sold in 2003. The decrease in interest income is due to a decline in average rates of our interest-bearing investments partially offset by higher average amounts of these investments. Average rates on our interest-bearing investments declined from 1.8% in 2002 to 1.4% in 2003 principally due to the general decline in the money market and short-term interest rate environment. The average amount of our interest-bearing investments increased principally due to the investment of a portion of the net proceeds from the May 2003 issuance of the Convertible Notes.

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

Gain (Loss) on Sale of Businesses

    The components of the $5.8 million gain on sale of business in 2003 relates to Encore transactions and have been explained in detail in the comparison of 2004 with 2003. The loss on sale of businesses of $1.2 million in 2002 represents a reduction of a gain related to a business previously sold due to a charge for estimated environmental clean-up and related costs.

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

    As discussed above, we recognized deferred compensation expense of $3.4 million in 2003 and $1.4 million in 2002, within general and administrative expenses, for the increase in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method. Accordingly, we did not recognize any investment income on the investments in the Deferred Compensation Trusts during 2002 since we did not have any interest or dividends on the investments in the Deferred Compensation Trusts or any realized gains on sales of the cost-method investments in the Deferred Compensation Trusts. We recognized net investment income from investments in the Deferred Compensation Trusts of $0.7 million during 2003 consisting of realized gains from the sale of certain cost-method investments in the Deferred Compensation Trusts of $0.9 million, which included increases in value prior to 2003 of $0.7 million, less investment management fees of $0.2 million.

Benefit From Income Taxes

    The benefit from income taxes represented effective rates of 9% in 2003 and 20% in 2002 on the respective loss from continuing operations before income taxes and minority interests. The effective benefit rate is lower in 2003 principally due to the effect of the non-deductible portion of the impairment charge for goodwill in 2003 which did not occur in 2002 partially offset by a lesser effect of minority interests in the loss of 280 BT Holdings, which is included in the loss from continuing operations before income taxes and minority interests, due to the significant charges recorded in 2002 which did not recur in 2003 for other than temporary losses relating to three underlying investments held by 280 BT Holdings.

Minority Interests in Loss of Consolidated Subsidiaries

    The minority interests in loss of consolidated subsidiaries of $0.1 million in 2003 and $3.5 million in 2002 principally reflect provisions for unrealized losses by 280 BT Holdings on its cost-method investments deemed to be other than temporary.

Gain on Disposal of Discontinued Operations

    The gain on disposal of discontinued operations of $2.3 million in 2003 resulted principally from the release of excess reserves, net of income taxes, of $1.6 million in connection with the settlement by arbitration of a post-closing sales price adjustment related to the Snapple Beverage Sale in 2000. The gain in 2002, which resulted entirely from adjustments to the previously recognized gain on the Snapple Beverage Sale, was due to the release of reserves for income taxes in connection with the receipt of related income tax refunds.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operating Activities

    Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $18.4 million during 2004 reflecting income from continuing operations of $1.5 million adjusted for decreases consisting of net operating investment adjustments of $26.6 million and increases consisting of (1) cash provided by changes in operating assets and liabilities of $4.2 million and (2) other net adjustments of $2.5 million.

    The net operating investment adjustments of $26.6 million reflected
(1) $15.3 million of purchases in excess of sales of trading securities,
(2) $6.0 million increase in restricted cash securing the notional amount of trading derivatives and (3) $5.3 million of net recognized (gains) losses on investments and net accretion of discount on debt securities. The cash used by changes in operating assets and liabilities of $4.2 million primarily reflected a $13.8 million increase in accounts payable and accrued expenses principally due to an increase in accrued incentive compensation, including that of Deerfield since the date of the Deerfield Acquisition, partially offset by a $9.1 million increase in receivables principally due to an increase in asset management incentive fees receivable since the date of the Deerfield Acquisition. The other net adjustments of $2.5 million were principally non-cash adjustments for depreciation and amortization of $22.9 million, partially offset by the release of $18.9 million of income tax reserves and related interest accruals upon the finalization of the IRS Examination and a state income tax examination and the expiration of the statute of limitations for examinations of certain state income tax returns.

    Excluding the effect of the net purchases of trading securities and restriction of cash securing trading derivatives, which represent the discretionary investment of excess cash, our continuing operating activities provided cash of $2.9 million in 2004. We expect positive cash flows from continuing operating activities during 2005 excluding the effect, if any, of net purchases or sales of trading securities and changes in restricted cash securing trading derivatives.

Working Capital and Capitalization

    Working capital, which equals current assets less current liabilities, was $463.9 million at January 2, 2005, reflecting a current ratio, which equals current assets divided by current liabilities, of 3.3:1. Working capital decreased $146.8 million from $610.7 million at December 28, 2003 principally due to (1) the $88.1 million cost of the Deerfield Acquisition net of working capital acquired, (2) long-term debt repayments of $35.2 million, (3) our purchase of an interest in Jurlique for $25.6 million and (4) dividend payments of $18.2 million, all partially offset by proceeds from stock option exercises of $15.0 million.

    Our total capitalization at January 2, 2005 was $802.1 million, consisting of stockholders' equity of $303.1 million, long-term debt of $483.7 million, including current portion, and notes payable of $15.3 million. Our total capitalization decreased $4.4 million from $806.5 million at December 28, 2003 principally due to (1) notes payable and long-term debt repayments of $37.0 million and (2) dividend payments of $18.2 million, both partially offset by (1) notes payable of $16.4 million assumed in the Deerfield Acquisition, (2) the proceeds from stock option exercises of $15.0 million, (3) net income of $13.9 million, (4) unrealized gains on available-for-sale securities included in other comprehensive income of $3.0 million and (5) the income tax benefit from stock option exercises of $2.3 million.

Contractual Obligations

    The following table summarizes the expected payments under our outstanding contractual obligations at January 2, 2005:

                                                     FISCAL YEARS
                                      ------------------------------------------
                                      2005    2006-2007   2008-2009   AFTER 2009   TOTAL
                                      ----    ---------   ---------   ----------   -----
                                                         (IN MILLIONS)
Long-term debt (a)..................  $36.6    $ 82.1      $ 79.4      $ 284.6     $482.7
Capitalized leases (b)..............    0.6       0.3         0.1        --           1.0
Operating leases (c)................   17.5      34.3        31.0        111.2      194.0
Deferred compensation payable to
  related parties (d)...............   --       --           32.9        --          32.9
Purchase obligations (e)............   18.7       1.0         0.2        --          19.9
                                      -----    ------      ------      -------     ------
    Total...........................  $73.4    $117.7      $143.6      $ 395.8     $730.5
                                      -----    ------      ------      -------     ------
                                      -----    ------      ------      -------     ------

---------

(a) Excludes capitalized lease obligations, which are shown separately in the table, and interest.

(b) Excludes interest on capitalized lease obligations.

(c) Represents the future minimum rental obligations including $12.9 million of net unfavorable lease amounts and accruals for future scheduled rent increases we have provided and which will not be included in rent expense in future periods.

(d) Represents amounts due to the Executives in 2008, which can be settled either by the payment of cash or transfer of the investments held in the Deferred Compensation Trusts.

(e) Includes, in 2005, (1) a remaining payment of $14.0 million for our investment in Jurlique and (2) a funding commitment of $3.0 million as part of an Arby's national cable television advertising campaign.

Securitization Notes

    We have outstanding, through our ownership of Arby's Franchise Trust, Securitization Notes with a remaining principal balance of $211.9 million as of January 2, 2005, which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Securitization Indenture, we currently estimate that we will repay
$24.0 million in 2005 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. The Securitization Notes are redeemable by Arby's Franchise Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

    Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets with an aggregate net book value of $49.6 million as of January 2, 2005 consisting of cash and cash equivalents of $10.2 million, a cash equivalent reserve account of $30.5 million and royalty receivables of $8.9 million.

Restaurant Notes

    We have outstanding, through our ownership of Sybra, leasehold notes, equipment notes and mortgage notes relating to our Company-owned restaurants with a total remaining principal balance of $71.4 million as of January 2, 2005. The leasehold notes have a remaining principal balance of $64.6 million and are due in equal monthly installments including interest through 2021, of which $5.6 million is due in 2005. The leasehold notes are secured by restaurant leasehold improvements, equipment and inventories with respective net book values of $29.5 million, $12.3 million and $1.7 million as of January 2, 2005. The equipment notes have a remaining principal balance of $3.7 million and are due in equal monthly installments including interest through 2009, of which $1.3 million is due in 2005. The equipment notes are secured by restaurant equipment with a net book value of $5.2 million as of January 2, 2005. The mortgage notes have a remaining principal balance of $3.1 million and are due in equal monthly installments including interest through 2018, of which $0.2 million is due in 2005. The mortgage notes are secured by land and buildings of restaurants with net book values of $1.1 million and $1.0 million, respectively, as of January 2, 2005.

    The loan agreements for most of the Sybra leasehold notes, mortgage notes and equipment notes contain various prepayment provisions that provide for prepayment penalties of up to 5% of the principal amount prepaid or are based upon specified 'yield maintenance' formulas.

Other Long-Term Debt

    We have outstanding $175.0 million of 5% Convertible Notes due 2023 which do not have any scheduled principal repayments prior to 2023. However, the Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. We have a secured bank term loan payable through 2008 with an outstanding principal amount of $11.8 million as of January 2, 2005, of which $3.2 million is due in 2005. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $9.4 million as of January 2, 2005, of which $2.2 million is due in 2005. In addition, we have mortgage notes payable through 2016 related to restaurants we sold in 1997 with outstanding principal amounts totaling $2.8 million as of January 2, 2005, of which $0.1 million is due in 2005.

Notes Payable

    We have outstanding $15.3 million of notes payable which relate to Deerfield. Of these notes, $10.3 million are secured by several of Deerfield's short-term investments in preferred shares of CDOs originally financed by these notes with a carrying value of $14.3 million as of January 2, 2005. These notes must be repaid from a portion or all of the distributions on, or sales proceeds from, those investments and a portion of the total asset management fees received from the respective CDOs. We expect to make repayments of approximately $5.3 million under these notes in 2005. The remaining $5.0 million represents a note payable which was settled with a related note receivable on January 26, 2005, resulting in no net use of cash.

Revolving Credit Facilities

    We did not have any revolving credit facilities as of January 2, 2005.

Debt Repayments and Covenants

    Our total scheduled long-term debt and note repayments in 2005 are $42.5 million consisting principally of the $24.0 million expected to be paid under the Securitization Notes, $7.1 million under the restaurant leasehold, equipment and mortgage notes, $3.2 million under the secured bank term loan, $2.2 million under the secured promissory note and $5.3 million expected to be paid under the notes payable.

    The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust. We were in compliance with all of these covenants as of January 2, 2005.

    In accordance with the Securitization Indenture, as of January 2, 2005 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on January 20, 2005, $1.3 million relating to cash flows for the calendar month of December 2004 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc.

Guarantees and Commitments

    Our wholly-owned subsidiary, National Propane Corporation, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of January 2, 2005, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of January 2, 2005. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Prior to 2002, AmeriGas Propane, L.P., which we refer to as AmeriGas Propane, purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes, which would amount to $36.1 million as of January 2, 2005, associated with the sale, prior to 2002, of the propane business if National Propane required the repurchase.

    Triarc guarantees mortgage notes payable through 2015 of approximately $38.0 million as of January 2, 2005 related to 355 restaurants sold by us in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations could total a maximum of approximately $52.0 million as of January 2, 2005, assuming the purchaser has made all scheduled payments under those lease obligations through that date.

Capital Expenditures

    Cash capital expenditures amounted to $12.5 million in 2004. We expect that cash capital expenditures will be approximately $20.0 million in 2005, principally relating to (1) leasehold improvements for our newly leased corporate office facility and (2) maintenance capital expenditures for our restaurants. In addition, we plan to open ten new Company-owned restaurants and remodel ten of our existing restaurants for an aggregate cost of approximately $11.0 million, which we expect to finance through capitalized lease obligations and operating lease commitments as well as leasehold incentives from landlords. There were no significant outstanding commitments for capital expenditures as of January 2, 2005.

Acquisitions and Investments

    On July 22, 2004 we completed the Deerfield Acquisition for an aggregate cost of $94.9 million, consisting of payments of $86.5 million to selling owners and estimated expenses of $8.4 million, including expenses reimbursed to a selling owner, as discussed in more detail in the 'Introduction' to this 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

    In October 2004 we invested $100.0 million to seed a new multi-strategy hedge fund managed by Deerfield which we account for as a consolidated subsidiary of ours, with minority interests to the extent of third-party investor participation. We also invested $14.1 million in the REIT in December 2004, representing an ownership percentage of 3.7% as of January 2, 2005, which we account for under the equity method due to our significant influence over the operational and financial policies through our greater than 20% representation on the REIT's board of directors and Deerfield's management of the REIT. The REIT also granted Deerfield restricted stock and options with a fair value of $6.3 million as stock-based compensation in consideration of Deerfield's management of the REIT.

    In addition, in July 2004 we acquired a 25% equity interest (14.3% general voting interest) in Jurlique, a privately held Australian skin and beauty products company, for $25.6 million, including expenses of $0.4 million. We are accounting for Jurlique under the cost method since our voting stock interest of 14.3% does not provide us the ability to exercise significant influence over Jurlique's operating and financial policies. We paid $13.3 million of the cost of the Jurlique acquisition, including expenses of $0.4 million, in July 2004. The remaining payment is payable in July 2005 in $18.0 million Australian dollars, or $14.0 million based on the exchange rate as of January 2, 2005, plus accrued interest from March 23, 2005. We entered into a forward contract whereby we fixed the exchange rate for the payment of this liability in order to limit the related foreign currency risk. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment through July 2007.

    As of January 2, 2005, we have $641.1 million of cash, cash equivalents, investments and receivables from sales of investments, net of both liabilities related to investments and investments held in deferred compensation trusts. This amount includes $32.9 million of noncurrent restricted cash equivalents, including $30.5 million related to the Securitization Notes. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common stock (see 'Treasury Stock Purchases' below) and investments.

    In that connection, we are engaged in negotiations to combine our restaurant segment with RTM, which operates 772 Arby's restaurants in the United States as of January 2, 2005. If consummated, it is expected that we would be the majority owner of the combined entity and, accordingly, would consolidate that entity with minority interests. There can be no assurance that RTM, its owners or we will enter into definitive agreements or that such a business combination will be consummated.

Income Taxes

    During 2004, the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without any additional income tax liability to us. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. We have not received any notices of proposed adjustments in connection with these state examinations and, accordingly, the amount of payments, if any, required as a result of these state examinations cannot be determined.

Dividends

    During 2004 we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $18.2 million. On March 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, to holders of record on March 3, 2005 aggregating $4.7 million. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the remainder of 2005 at the same rate as declared in our 2005 first quarter, based on the number of our class A and class B common shares outstanding as of March 3, 2005, our total cash requirement for dividends would be $18.7 million in 2005.

Treasury Stock Purchases

    Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2006 up to a total of $50.0 million of our class A and class B common stock as of January 2, 2005. We did not make any treasury stock purchases during 2004 and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

    As of January 2, 2005, our consolidated cash requirements for continuing operations for 2005 exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $42.5 million, (3) cash capital expenditures of approximately $20.0 million, (4) regular quarterly cash dividends aggregating approximately $18.7 million and (5) the remaining payment for Jurlique of approximately $14.0 million. Our cash requirements for discontinued operations during 2005, could amount to $13.8 million, representing the remaining current liabilities relating to discontinued operations, including accrued income taxes, as of January 2, 2005. We anticipate meeting all of these requirements through (1) the use of our aggregate $577.1 million of existing cash and cash equivalents, short-term investments, current restricted cash related to short-term investments and receivables from the sale of securities which had not settled as of January 2, 2005, net of $35.4 million of liabilities related to short-term investments, (2) cash flows from continuing operating activities and (3) if necessary for any business acquisitions and if market conditions permit, proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

LEGAL AND ENVIRONMENTAL MATTERS

    In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late

1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The first sampling event occurred in January 2005 and the results have been submitted to the Florida DEP for its review. Based on provisions of $1.7 million for those costs primarily made during the year ended December 29, 2002, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

    In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and the other members of our board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through January 2, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

    In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.2 million as of January 2, 2005. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions concern, among other things, contingencies for legal, environmental and tax matters, the valuations of some of our investments and impairment of long-lived assets. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

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

          As previously discussed above, in 2004 the Internal Revenue Service finalized its examination of our Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without assessing any additional income tax liability to us. In this connection, in 2004 our results of operations were materially impacted by the release of income tax reserves and related interest accruals that were no longer required. Our Federal income tax returns subsequent to December 30, 2001 are not currently under examination by the Internal Revenue Service although some of our state income tax returns are currently under examination. We believe that adequate provisions have been made in prior periods for any liabilities, including interest, that may result from the completion of these examinations. To the extent that any estimated amount required to liquidate the related liability as it pertains to the former beverage businesses that we sold in October 2000 is determined to be less than or in excess of the aggregate of amounts included in 'Current liabilities relating to discontinued operations' in the accompanying consolidated balance sheets, any such difference will be recorded at that time as a component of gain or loss on disposal of discontinued operations. To the extent that any estimated amount required to liquidate the related liability as it pertains to our continuing operations is determined to be less than or in excess of the income tax contingency amounts included in 'Other liabilities and deferred income,' any such difference will be recorded at that time as a component of results from continuing operations.

       o Reserves which total $1.2 million at January 2, 2005 for the resolution of all of our legal and environmental matters as discussed immediately above under 'Legal and Environmental Matters':

          Should the actual cost of settling these matters, whether resulting from an adverse judgment or otherwise, differ from the reserves we have accrued, that difference will be reflected in our results of operations in the fiscal quarter in which the matter is resolved or when our estimate of the cost changes.

       o  Valuations of some of our investments:

          Our investments in short-term available-for-sale and trading marketable securities are valued principally based on quoted market prices, broker/dealer prices or statements of account received from investment managers which are principally based on quoted market or broker/dealer prices. Accordingly, we do not anticipate any significant changes from the valuations of these investments. Our investments in other short-term investments accounted for under the cost method, which we refer to as Cost Investments, and the majority of our non-current investments are valued almost entirely based on statements of account received from the investment managers or the investees which are principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, we rely on third-party appraisals or valuations performed by the investment managers or the investees in valuing those securities. These valuations are subjective and thus subject to estimates which could change significantly from period to period. Those changes in estimates in Cost Investments would impact our earnings only to the extent of losses which are deemed to be other than temporary. The total carrying value of these investments was approximately
          $17.0 million as of January 2, 2005. In addition, we have a $25.6 million Cost Investment in Jurlique, an Australian company not publicly traded, for which we currently believe the carrying amount is recoverable due to the relatively recent purchase of this investment in July 2004. We also have $3.8 million of non-marketable Cost Investments in securities for which it is not practicable to estimate fair value because the investments are non-marketable and are in start-up enterprises for which we currently believe the carrying amount is recoverable.

       o Provisions for unrealized losses on certain investments deemed to be other than temporary:

          We review all of our investments that have unrealized losses for any that we might deem other than temporary. The losses we have recognized were deemed to be other than temporary due to declines in the market value of or liquidity problems associated with specific securities. This includes the underlying investments of any of our investment limited partnerships and similar investment entities in which we have an overall unrealized loss. This process is subjective and subject to estimation. In determining whether an investment has suffered an other than temporary loss, we consider such factors as the length of time the carrying value of the investment was below its market value, the severity of the decline, the investee's financial condition and the prospect for future recovery in the market value of the investment. The use of different judgments and estimates could affect the determination of which securities suffered an other than temporary loss and the amount of that loss. We have aggregate unrealized holding losses on our available-for-sale marketable securities of $0.4 million as of January 2, 2005 which, if not recovered, may result in the recognition of future losses. Also, should any of our Cost Investments totaling approximately $72.9 million, including $17.0 million held in the Deferred Compensation Trusts, as of January 2, 2005 experience declines in value due to conditions that we deem to be other than temporary, we may recognize additional other than temporary losses. However, any market value declines on the investments in the Deferred Compensation Trusts would also result in a reduction of the corresponding deferred compensation payable and related deferred compensation expense. We have permanently reduced the cost basis component of the investments for which we have recognized other than temporary losses of $14.5 million, $0.4 million, and $6.9 million during 2002, 2003 and 2004, respectively. As such, recoveries in the value of the investments, if any, will not be recognized in income until the investments are sold.

       o  Provisions for impairment of goodwill and long-lived assets:

          As of January 2, 2005, $64.2 million of our goodwill relates to our restaurant segment, including $45.4 million associated with the Company-owned restaurant reporting unit, and $54.1 million relates to our asset management segment. We test the goodwill of each of our two restaurant business reporting units and our asset management segment for impairment annually. We recognize a goodwill impairment charge, if any, for any excess of the net carrying amount of the respective goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the existing goodwill was determined substituting the fair value for the cost of the reporting unit. The fair value of the reporting unit has been estimated to be the present value of the anticipated cash flows associated with the reporting unit. As explained more fully in the comparison of 2004 with 2003 in 'Goodwill Impairment' under 'Results of Operations' above, we recognized a $22.0 million goodwill impairment charge in 2003, and no additional charge in 2004, with respect to the Company-owned restaurants we had purchased in the Sybra Acquisition. The amount of the impairment in 2003, and the recoverability of the remaining goodwill in 2004, was based on estimates we made regarding the present value of the anticipated cash flows associated with the Company-owned restaurant reporting unit. Those estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional goodwill impairment charges in future years. Further, fair value of the reporting unit can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amount of the goodwill impairment charge, if any, might have differed significantly from the amounts reported.

          We review our long-lived assets, which exclude goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If that review indicates an asset may not be recoverable based upon forecasted, undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset. The fair value is estimated to be the present value of the associated cash flows. Our critical estimates in this review process include
          (1) anticipated future cash flows of each of our Company-owned restaurants used in assessing the recoverability of their respective properties and (2) anticipated future cash flows of one of our product lines to which a trademark relates. As explained more fully in the comparison of 2004 with 2003 in 'Depreciation and Amortization' under 'Results of Operations' above, we recognized related impairment losses of $0.4 million and $3.4 million in 2003 and 2004, respectively. The entire impairment loss in 2003 and $1.8 million of the loss in 2004 related to long-lived assets of certain restaurants which were determined to not be fully recoverable in order to reduce the carrying value of those assets to their estimated fair value. The remaining $1.6 million impairment loss in 2004 related to the trademark referred to above. The fair value of the impaired assets was estimated to be the present value of the cash flows associated with each affected Company-owned restaurant and with the trademark. Those estimates are subject to change as a result of many factors including, among others, changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years. Further, fair value of the long-lived assets can be determined under several different methods, of which discounted cash flows is one alternative. Had we utilized an alternative method, the amounts of the respective impairment charges might have differed significantly from the charges reported. As of January 2, 2005, the remaining net carrying value of that trademark and the Company-owned restaurant long-lived assets were $1.9 million and $60.3 million, respectively. In addition, we have asset management contracts of Deerfield with a net book value of $30.6 million as of January 2, 2005 that could require testing for impairment should future events or changes in circumstances indicate they may not be recoverable.

    Our estimates of each of these items historically have been adequate; however we have not had any experience with impairment testing the long-lived assets or goodwill relating to Deerfield due to their relatively recent acquisition. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term.

INFLATION AND CHANGING PRICES

    We believe that inflation did not have a significant effect on our consolidated results of operations during 2002, 2003 and 2004 since inflation rates generally remained at relatively low levels.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2004, the Financial Accounting Standards Board (the 'FASB') ratified the consensus reached by the Emerging Issues Task Force on issue 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments' ('EITF 03-1'). EITF 03-1 provides guidance on evaluating whether an investment is other-than-temporarily impaired. The recognition and measurement provisions of EITF 03-1, which were to be effective for periods beginning after June 15, 2004, were delayed by the issuance in September 2004 of a FASB Staff Position ('FSP') until the final issuance of a proposed FSP, which would provide guidance for the application of Paragraph 16 of EITF 03-1. During the period of delay, we will continue to evaluate our investments as required by existing authoritative guidance, including Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, 'Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.' We do not expect that the recognition and measurement provisions of EITF 03-1 will have a significant impact on our financial position or results of operations if and when they become effective since the principles we use to measure any other than temporary impairment losses are generally consistent with those proposed in EITF 03-1.

    In December 2004, the FASB issued Statement of Financial Accounting Standards ('SFAS') No. 123 (revised 2004), 'Share-Based Payment'
('SFAS 123(R)'), which revises SFAS No. 123, 'Accounting for Stock-Based Compensation' ('SFAS 123'), and supersedes Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'). The requirements of SFAS 123(R) are similar to those of SFAS 123, except that SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award. The intrinsic value method of measuring these awards under APB 25, which we currently use, and the resulting required pro forma disclosures under SFAS 123 will no longer be an alternative to the use of the fair value method under SFAS 123(R). We are required to adopt SFAS 123(R) no later than our 2005 fiscal third quarter which ends on October 2, 2005. Under SFAS 123(R), we must determine the appropriate fair value model to be used in our circumstances, the amortization method for compensation cost and the transition method to be used upon adoption. Acceptable fair value models include a lattice model, such as a binomial model, a closed-form model, such as the Black-Scholes-Merton formula, and a Monte Carlo simulation model. Amortization methods for graded vesting awards having only service conditions, such as those we have granted in the past, can be amortized on a straight-line basis over the requisite service period for either (1) each separately vesting portion of the award, or ratably, which is referred to as the graded vesting attribution method, or (2) the entire award. The transition options include prospective and retroactive adoption methods. Under the retroactive options, prior periods may be restated for all unvested awards either as of the beginning of the year of adoption or for all periods presented, in either instance using the amounts previously calculated for pro forma disclosures under SFAS 123. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first quarter of adoption of SFAS 123(R). We are evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and income
(loss) per share. We have not yet determined the fair value model, the amortization method or adoption method we will use. Accordingly, we are unable to estimate the effect of adopting SFAS 123(R) or whether the adoption will result in future period amounts that are similar to our current pro forma disclosures under SFAS 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Certain statements we make under this Item 7A constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Special Note Regarding Forward-Looking Statements and Projections' in 'Part I' preceding 'Item 1.'

    We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

    Our objective in managing our exposure to interest rate changes is to limit their impact on earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. As of January 2, 2005 we did not have any interest rate cap agreements outstanding. However, we do have an interest rate swap agreement in connection with our variable-rate bank term loan. The swap agreement effectively establishes a fixed interest rate on this variable-rate debt, but with an embedded written call option whereby the swap agreement will no longer be in effect if, and for as long as, the one-month London Interbank Offered Rate, which we refer to as LIBOR, is at or above the specified rate of 6.5%, which was 3% higher than the one-month LIBOR at the time we entered into the swap agreement. This swap agreement, therefore, does not fully protect us from exposure to significant increases in interest rates due to the written call option. As of January 2, 2005, our notes payable and long-term debt, including current portion, aggregated $499.0 million and consisted of $471.9 million of fixed-rate debt, including $1.0 million of capitalized leases, $15.3 million of variable-rate notes payable and $11.8 million of a variable-rate bank loan. The fair value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty years. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.

Commodity Price Risk

    We purchase certain food products, such as beef, poultry, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. Management monitors our exposure to commodity price risk. However, we do not enter into financial instruments to hedge commodity prices or hold any significant inventories of these commodities. In order to ensure favorable pricing for beef, poultry, pork, cheese and other food products, as well as maintain an adequate supply of fresh food products, a purchasing cooperative with our franchisees negotiates contracts with approved suppliers on behalf of the Arby's system. These contracts establish pricing arrangements, but do not establish any firm purchase commitments by us or our franchisees.

Equity Market Risk

    Our objective in managing our exposure to changes in the market value of our investments is to balance the risk of the impact of these changes on our earnings and cash flows with our expectations for long-term investment returns. Our primary exposure to equity price risk relates to our investments in equity securities, equity derivatives, equity securities sold with an obligation for us to purchase and investment limited partnerships and similar investment entities. Our board of directors has established certain policies and procedures governing the type and relative magnitude of investments we may make. We have a management investment committee which supervises the investment of certain funds not currently required for our operations but has delegated the discretionary authority to our Chairman and Chief Executive Officer and President and Chief Operating Officer to make certain investments. In addition, our board of directors also delegated authority to these two officers to direct the investment of a portion of our funds.

Foreign Currency Risk

    Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of these fluctuations on earnings and cash flows. Our primary exposure to foreign currency risk relates to our $25.6 million purchase of a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd., an Australian company, for which half the purchase price, plus interest commencing March 23, 2005, is payable in Australian dollars in July 2005. We entered into a forward contract whereby we fixed the exchange rate for the payment of this liability in order to limit the related foreign currency risk. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment through July 5, 2007. To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities, and for one of these funds that buys or sells foreign currencies or financial instruments denominated in foreign currencies. However, some of the investment managers hedge the foreign currency exposure, thereby substantially mitigating the risk. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We also have a relatively limited amount of exposure to (1) an investment in a foreign subsidiary and (2) export revenues and related receivables denominated in foreign currencies, both of which are subject to foreign currency fluctuations. Our foreign subsidiary exposures relate to administrative operations in Canada and our export revenue exposures relate to royalties earned from Arby's franchised restaurants in Canada. Foreign operations and foreign export revenues for each of the years ended December 28, 2003 and January 2, 2005 together represented only 3% of our total royalties and franchise and related fees and represented only 1% of our total revenues. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at December 28, 2003 and January 2, 2005 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

    We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. In response to the continued low interest rate environment, we began in the latter part of 2003 to invest in higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments. During 2004, we recognized unrealized losses deemed to be other than temporary of $5.2 million based on declines in market value of some of these more risk-inherent debt securities. We are continuing to adjust our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million in a new hedge fund that is consolidated by us with minority interests to the extent of third-party investor participation. The fund invests in various fixed income securities and their derivatives, as opportunities arise. As of January 2, 2005, the derivatives held by the fund consisted of (1) bank loan total return swaps, (2) futures contracts relating to interest rates, (3) forward contracts on corporate bonds and (4) credit default swaps. We did not designate any of these derivatives as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations. Further, the fund employs leverage in its trading activities, including the borrowing of funds through repurchase agreements and short sales as well as the effective leverage represented by the notional amounts of its various derivatives. The fund's investments are subject to interest rate risk and the inherent credit risk related to the underlying credit worthiness of the various issuers. The fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategy. The fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations.

    We maintain investment portfolio holdings of various issuers, types and maturities. As of December 28, 2003 and January 2, 2005, these investments consisted of the following (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2003       2004
                                                                ----       ----
Cash equivalents included in 'Cash' in our consolidated
  balance sheets............................................  $555,014   $356,708
Short-term investments......................................   173,127    198,218
                                                              --------   --------
    Total cash equivalents and short-term investments.......   728,141    554,926
Restricted cash equivalents.................................    39,734     49,158
Non-current investments.....................................    37,363     82,214
                                                              --------   --------
                                                              $805,238   $686,298
                                                              --------   --------
                                                              --------   --------
Certain liability positions related to investments included
  in 'Accrued expenses and other current liabilities':
    Securities sold under agreements to repurchase..........  $  --      $(15,169)
    Remaining payment due for investment in Jurlique........     --       (14,049)
    Securities sold with an obligation to purchase..........   (27,728)   (10,251)
    Derivatives held in trading portfolios in liability
      positions.............................................     --          (373)
                                                              --------   --------
                                                              $(27,728)  $(39,842)
                                                              --------   --------
                                                              --------   --------

    Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund and bank money market accounts, securities purchased under agreements to resell the following day collateralized by United States government agency debt securities, interest-bearing brokerage and bank accounts with a stable value, commercial paper of high credit-quality entities and, at December 28, 2003, United States government debt securities.

    At December 28, 2003 our investments were classified in the following general types or categories (in thousands):

                                                                      CARRYING VALUE
                                                         AT FAIR    ------------------
                   TYPE                      AT COST    VALUE (b)    AMOUNT    PERCENT
                   ----                      -------    ---------    ------    -------
Cash equivalents (a).......................  $555,014   $555,014    $555,014     69%
Restricted cash equivalents................    39,734     39,734      39,734      5%
Investments accounted for as:
    Available-for-sale securities..........    93,852     95,855      95,855     12%
    Trading securities.....................    47,402     49,666      49,666      6%
Non-current investments held in deferred
  compensation trusts accounted for at
  cost.....................................    21,496     27,221      21,496      3%
Other current and non-current investments
  in investment limited partnerships,
  similar investment entities and other
  investments accounted for at cost........    33,698     49,940      33,698      4%
Other non-current investments accounted for
  at:
    Cost...................................     3,756      3,756       3,756    --
    Equity.................................       900     29,783       6,019      1%
                                             --------   --------    --------    ----
Total cash equivalents and long investment
  positions................................  $795,852   $850,969    $805,238    100%
                                             --------   --------    --------    ----
                                             --------   --------    --------    ----
Securities sold with an obligation to
  purchase.................................  $(23,936)  $(27,728)   $(27,728)    N/A
                                             --------   --------    --------
                                             --------   --------    --------

---------
(a) Includes $1,630,000 of cash equivalents held in deferred compensation trusts and does not include the reinvestment of $495,000 of proceeds receivable from the sale of securities which had not settled as of December 28, 2003.

(b) There can be no assurance that we would be able to sell certain of these investments at these amounts.

    At January 2, 2005 our investments were classified in the following general types or categories (in thousands):

                                                                      CARRYING VALUE
                                                         AT FAIR    ------------------
                   TYPE                      AT COST    VALUE (d)    AMOUNT    PERCENT
                   ----                      -------    ---------    ------    -------
Cash equivalents (a).......................  $356,708   $356,708    $356,708      52%
Restricted cash equivalents................    49,158     49,158      49,158       7%
Investments accounted for as:
    Available-for-sale securities (b)......   112,613    119,481     119,481      17%
    Trading securities.....................    58,620     58,347      58,347       9%
    Trading derivatives....................     --         1,042       1,042      --%
Non-current investments held in deferred
  compensation trusts accounted for at
  cost.....................................    17,001     23,233      17,001       3%
Other current and non-current investments
  in investment limited partnerships and
  similar investment entities accounted for
  at cost..................................    19,553     31,481      19,553       3%
Other current and non-current investments
  accounted for at:
    Cost...................................    36,302     39,093      36,302       5%
    Equity.................................    14,955     61,683      22,385       3%
    Fair value.............................     6,321      6,321       6,321       1%
                                             --------   --------    --------     ---
Total cash equivalents and long investment
  positions................................  $671,231   $746,547    $686,298     100%
                                             --------   --------    --------     ---
                                             --------   --------    --------     ---
Certain liability positions related to
  investments included in 'Accrued expenses
  and other current liabilities':
    Securities sold under agreements to
      repurchase...........................  $(15,152)  $(15,169)   $(15,169)    N/A
    Remaining payment due for investment in
      Jurlique (c).........................   (12,308)   (14,049)    (14,049)    N/A
    Securities sold with an obligation to
      purchase.............................    (6,748)   (10,251)    (10,251)    N/A
    Derivatives held in trading portfolios
      in liability positions...............     --          (373)       (373)    N/A
                                             --------   --------    --------
                                             $(34,208)  $(39,842)   $(39,842)    N/A
                                             --------   --------    --------
                                             --------   --------    --------

---------

(a) Includes $3,009,000 of cash equivalents held in deferred compensation trusts and does not include the reinvestment of $20,465,000 of proceeds receivable from the sale of securities, net of accounts payable for the cost of securities purchased, which had not settled as of January 2, 2005.

(b) Includes $14,266,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $10,334,000.

(c) The fair value of this liability does not reflect the offsetting effect of the related foreign currency forward contract in an asset position which had a fair value of $1,640,000.

(d) There can be no assurance that we would be able to sell certain of these investments at these amounts.

    Our marketable securities are reported at fair market value and are classified and accounted for either as 'available-for-sale' or 'trading' with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale. Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in (1) a public company and (2) commencing in December 2004, a real estate investment trust managed by Deerfield. We also hold restricted stock and stock options in the real estate investment trust that we received as stock-based compensation and that we account for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the tables above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

SENSITIVITY ANALYSIS

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at December 28, 2003 and January 2, 2005 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

    The following tables reflect the estimated market risk exposure as of December 28, 2003 and January 2, 2005 based upon assumed immediate adverse effects as noted below (in thousands):

TRADING PURPOSES:

                                                        YEAR-END
                          ---------------------------------------------------------------------
                                        2003                                2004
                          ---------------------------------   ---------------------------------
                          CARRYING   INTEREST      EQUITY     CARRYING   INTEREST      EQUITY
                           VALUE     RATE RISK   PRICE RISK    VALUE     RATE RISK   PRICE RISK
                           -----     ---------   ----------    -----     ---------   ----------
Equity securities.......  $28,748      $--        $(2,875)    $    50     $ --          $(5)
Debt securities.........   20,918       (188)        (757)     58,297        (393)       --
Trading derivatives in
  asset positions.......    --          --          --          1,042      (4,791)       --
Trading derivatives in
  liability positions...    --          --          --           (373)     (2,478)       --

    The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested and (2) an instantaneous one percentage point adverse change in market interest rates, each from their levels at December 28, 2003 and January 2, 2005, with all other variables held constant. The securities included in the trading portfolio do not include any investments denominated in foreign currency and, accordingly, there is no foreign currency risk.

    The interest rate risk with respect to our debt securities, other than convertible bonds, and our trading derivatives reflects the effect of the assumed adverse interest rate change on the fair value of each of those securities or derivative positions and does not reflect any offsetting of hedged positions. The adverse effects on the fair values of the respective securities and derivatives were determined based on market standard pricing models applicable to those particular instruments. Those models consider variables such as coupon rate and frequency, maturity date(s), yield and, in the case of derivatives, volatility, price of the underlying instrument, strike price, expiration, prepayment assumptions and probability of default. The convertible bonds, of which we held $7.6 million as of December 28, 2003 and none at January 2, 2005, were assumed to trade primarily on the conversion feature of those securities rather than on the stated interest rate and, accordingly, were assumed to have equity price risk but no interest rate risk.

OTHER THAN TRADING PURPOSES:

                                                          YEAR-END 2003
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $555,014   $   (175)    $ --           $--
Restricted cash equivalents...........    39,734      --          --            --
Available-for-sale corporate debt
  securities..........................    47,378     (2,369)      --            --
Available-for-sale equity
  securities..........................    39,952      --         (3,995)        --
Available-for-sale debt mutual fund...     8,525       (171)      --            --
Assignments of commercial term
  loans...............................    10,468        362       --            --
Other investments.....................    54,501       (723)     (3,920)           (67)
Securities sold with an obligation to
  purchase............................   (27,728)     --         (2,773)        --
Long-term debt, excluding capitalized
  lease obligations...................  (517,082)   (24,225)      --            --
Interest rate swap agreement in a
  payable position....................      (826)      (299)      --            --

                                                          YEAR-END 2004
                                        -------------------------------------------------
                                        CARRYING   INTEREST      EQUITY        FOREIGN
                                         VALUE     RATE RISK   PRICE RISK   CURRENCY RISK
                                         -----     ---------   ----------   -------------
Cash equivalents......................  $356,708   $  --        $ --           $--
Restricted cash equivalents...........    49,158      --          --            --
Available-for-sale equity
  securities..........................    40,685      --         (4,069)        --
Available-for-sale asset-backed
  securities..........................    25,488     (2,039)      --            --
Available-for-sale preferred shares of
  CDOs................................    18,684       (802)      --            --
Available-for-sale United States
  government and government agency
  debt securities.....................    13,981        (52)      --            --
Available-for-sale commercial paper...     9,157        (23)      --            --
Available-for-sale debt mutual fund...     8,645       (173)      --            --
Available-for-sale corporate debt
  securities, other than commercial
  paper...............................     2,841       (114)      --            --
Investment in Jurlique................    25,611      --         (2,561)        (1,241)
Other investments.....................    75,951       (640)     (5,006)           (21)
Foreign currency forward contract in
  an asset position...................     1,640      --          --            (1,396)
Foreign currency put and call
  arrangement in a net liability
  position............................      (691)     --          --            (1,271)
Securities sold under agreements to
  repurchase..........................   (15,169)     --          --            --
Remaining payment due for investment
  in Jurlique.........................   (14,049)     --          --            (1,405)
Securities sold with an obligation to
  purchase............................   (10,251)       (44)       (928)        --
Notes payable and long-term debt,
  excluding capitalized lease
  obligations.........................  (497,991)   (20,129)      --            --
Interest rate swap agreement in a
  payable position....................      (284)      (192)      --            --

    The sensitivity analysis of financial instruments held at December 28, 2003 and January 2, 2005 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at December 28, 2003 and January 2, 2005 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in 'Other investments' in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

    For purposes of this analysis, our debt investments and preferred shares of CDOs with interest rate risk had a range of remaining maturities and were assumed to have weighted average remaining maturities as follows:

                                    AS OF DECEMBER 28, 2003                       AS OF JANUARY 2, 2005
                        -----------------------------------------------  ----------------------------------------
                                    RANGE              WEIGHTED AVERAGE          RANGE          WEIGHTED AVERAGE
                                    -----              ----------------          -----          ----------------
Cash equivalents
  (other than money
  market funds and
  interest-bearing
  brokerage and bank
  accounts and
  securities purchased
  under agreements to
  resell).............        3 days - 67 days             45 days         3 days - 12 days          9 days
United States
  government and
  government agency
  debt securities.....               --                       --          1 month - 11 months     4 1/2 months
Asset-backed
  securities..........               --                       --        1 1/3 years - 30 years       8 years
CDOs underlying
  preferred shares....               --                       --       2 1/2 years - 9 1/2 years     7 years
Commercial paper......               --                       --         38 days - 7 1/3 months      3 months
Debt mutual fund......        1 day - 36 years             2 years         1 day - 35 years          2 years
Corporate debt
  securities, other
  than commercial
  paper...............    2 1/2 years - 7 1/3 years        5 years       5 months - 4 1/3 years      4 years
Assignments of
  commercial term
  loans...............        3 days - 6 years           3 1/2 years              --                   --
Debt securities
  included in other
  investments
  (principally held by
  investment limited
  partnerships and
  similar investment
  entities)...........               (a)                   10 years               (a)               10 years

---------
(a) Information is not available for the underlying debt investments of these entities.

    The interest rate risk reflects, for each of these debt investments and, in 2004, the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents included $413.3 million and $301.6 million as of December 28, 2003 and January 2, 2005, respectively, of mutual fund and bank money market accounts and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and, as of January 2, 2005, $50.8 million of securities purchased under agreements to resell the following day and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

    The interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease obligations, relates only to our fixed-rate debt and represents the potential impact a decrease in interest rates of one percentage point has on the fair value of this debt and not on our financial position or our results of operations. The fair value of our variable-rate debt, as well as our liability for securities sold under agreements to repurchase, approximates the carrying value since the floating interest rate resets daily, monthly or quarterly and, as a result, we assumed no associated interest rate risk. However, as discussed above under 'Interest Rate Risk,' we have an interest rate swap agreement but with an embedded written call option on our variable-rate bank loan. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

    The foreign currency risk presented for our investment in Jurlique as of January 2, 2005 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique's operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency forward contract and foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of each of these respective financial instruments and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in 'Other investments' in the tables above, the decrease in the equity markets and the change in foreign currency were assumed for this analysis to be other than temporary. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Registered Public Accounting Firm...............   60
Consolidated Balance Sheets as of December 28, 2003 and January 2,       61
  2005................................................................
Consolidated Statements of Operations for the years ended December 29,
  2002, December 28, 2003 and January 2, 2005.........................   62
Consolidated Statements of Stockholders' Equity for the years ended
  December 29, 2002, December 28, 2003 and January 2, 2005............   63
Consolidated Statements of Cash Flows for the years ended December 29,
  2002, December 28, 2003 and January 2, 2005.........................   66
Notes to Consolidated Financial Statements............................   69
    (1)   Summary of Significant Accounting Policies..................   69
    (2)   Significant Risks and Uncertainties.........................   75
    (3)   Business Acquisitions.......................................   77
    (4)   Income (Loss) Per Share.....................................   81
    (5)   Short-Term Investments and Certain Liability Positions......   82
    (6)   Balance Sheet Detail........................................   85
    (7)   Restricted Cash Equivalents.................................   88
    (8)   Investments.................................................   89
    (9)   Goodwill and Asset Management Contracts and Other Intangible
          Assets......................................................   92
    (10)  Notes Payable...............................................   93
    (11)  Long-Term Debt..............................................   94
    (12)  Derivative Instruments......................................   96
    (13)  Fair Value of Financial Instruments.........................   98
    (14)  Income Taxes................................................  100
    (15)  Stockholders' Equity........................................  102
    (16)  Impairment..................................................  106
    (17)  Investment Income, Net......................................  108
    (18)  Gain (Loss) on Sale of Businesses...........................  108
    (19)  Other Income, Net...........................................  109
    (20)  Discontinued Operations.....................................  109
    (21)  Retirement Benefit Plans....................................  110
    (22)  Lease Commitments...........................................  113
    (23)  Guarantees..................................................  114
    (24)  Transactions with Related Parties...........................  114
    (25)  Legal and Environmental Matters.............................  119
    (26)  Business Segments...........................................  120
    (27)  Quarterly Financial Information (Unaudited).................  122
    (28)  Subsequent Event............................................  123

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TRIARC COMPANIES, INC.
New York, New York

    We have audited the accompanying consolidated balance sheets of Triarc Companies, Inc. and subsidiaries (the 'Company') as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2005 and December 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
New York, New York
March 17, 2005

TRIARC COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 28,   JANUARY 2,
                                                                  2003          2005
                                                                  ----          ----
ASSETS
Current assets:
    Cash (including cash equivalents of $555,014 and
      $356,708) (Note 6)....................................   $  560,510    $  367,992
    Restricted cash equivalents (Note 7)....................        7,267        16,272
    Short-term investments (Notes 5 and 6)..................      173,127       198,218
    Receivables (Notes 6 and 24)............................       13,070        64,331
    Inventories (Note 6)....................................        2,416         2,222
    Deferred income tax benefit (Note 14)...................       11,284        14,620
    Prepaid expenses and other current assets...............        5,308         6,111
                                                               ----------    ----------
        Total current assets................................      772,982       669,766
Restricted cash equivalents (Note 7)........................       32,467        32,886
Investments (Note 8)........................................       37,363        82,214
Properties (Notes 6 and 16).................................      106,231       103,434
Goodwill (Notes 3, 9 and 16)................................       64,153       118,264
Asset management contracts and other intangible assets
  (Note 9)..................................................        8,115        38,896
Deferred costs and other assets (Notes 6 and 24)............       21,654        21,513
                                                               ----------    ----------
                                                               $1,042,965    $1,066,973
                                                               ----------    ----------
                                                               ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable (Note 10).................................   $  --         $   15,334
    Current portion of long-term debt (Note 11).............       35,637        37,214
    Accounts payable (Note 6)...............................       16,314        22,912
    Accrued expenses and other current liabilities (Notes 5
      and 6)................................................       86,307       116,550
    Current liabilities relating to discontinued operations
      (Note 20).............................................       24,004        13,834
                                                               ----------    ----------
        Total current liabilities...........................      162,262       205,844
Long-term debt (Note 11)....................................      483,280       446,479
Deferred compensation payable to related parties
  (Note 24).................................................       29,299        32,941
Deferred income taxes (Note 14).............................       26,130        20,002
Minority interests in consolidated subsidiaries (Note 6)....          599        10,688
Other liabilities and deferred income (Notes 12, 14, 21, 22
  and 23)...................................................       53,789        47,880
Commitments and contingencies (Notes 2, 11, 14, 21, 22, 23,
  24 and 25)
Stockholders' equity (Note 15):
    Class A common stock, $.10 par value; shares authorized:
      100,000,000; shares issued: 29,550,663................        2,955         2,955
    Class B common stock, $.10 par value; shares authorized:
      100,000,000 and 150,000,000; shares issued:
      59,101,326............................................        5,910         5,910
    Additional paid-in capital..............................      129,572       128,096
    Retained earnings.......................................      341,642       337,415
    Common stock held in treasury...........................     (203,168)     (227,822)
    Deferred compensation payable in common stock...........       10,160        54,457
    Unearned compensation...................................      --             (1,350)
    Accumulated other comprehensive income..................          535         3,478
                                                               ----------    ----------
        Total stockholders' equity..........................      287,606       303,139
                                                               ----------    ----------
                                                               $1,042,965    $1,066,973
                                                               ----------    ----------
                                                               ----------    ----------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              DECEMBER 29,   DECEMBER 28,   JANUARY 2,
                                                                  2002           2003          2005
                                                                  ----           ----          ----
Revenues:
   Net sales................................................    $ --           $201,484      $205,590
   Royalties and franchise and related fees (A).............      97,782         92,136       100,928
   Asset management and related fees........................      --             --            22,061
                                                                --------       --------      --------
                                                                  97,782        293,620       328,579
                                                                --------       --------      --------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization
     (Note 22)..............................................      --            151,612       162,597
   Cost of services, excluding depreciation and
     amortization...........................................      --             --             7,794
   Advertising and selling..................................       2,948         16,115        16,587
   General and administrative, excluding depreciation and
     amortization (Notes 15, 21, 22 and 24).................      72,945         91,043       118,582
   Depreciation and amortization, excluding amortization of
     deferred financing costs (Note 16).....................       6,550         14,051        20,285
   Goodwill impairment (Note 16)............................      --             22,000        --
                                                                --------       --------      --------
                                                                  82,443        294,821       325,845
                                                                --------       --------      --------
       Operating profit (loss)..............................      15,339         (1,201)        2,734
Interest expense (Notes 10, 11, 12 and 20)..................     (26,210)       (37,225)      (34,171)
Insurance expense related to long-term debt (Note 11).......      (4,516)        (4,177)       (3,874)
Investment income, net (Notes 17 and 24)....................         851         17,251        21,662
Gain (costs) related to proposed business acquisitions not
 consummated................................................      (2,238)         2,064          (793)
Gain (loss) on sale of businesses (Notes 18 and 25).........      (1,218)         5,834           154
Other income, net (Notes 19 and 24).........................       1,358          2,881         1,199
                                                                --------       --------      --------
       Loss from continuing operations before income taxes
         and minority interests.............................     (16,634)       (14,573)      (13,089)
Benefit from income taxes (Note 14).........................       3,329          1,371        17,483
Minority interests in (income) loss of consolidated
 subsidiaries (Notes 17 and 24).............................       3,548            119        (2,917)
                                                                --------       --------      --------
       Income (loss) from continuing operations.............      (9,757)       (13,083)        1,477
Gain on disposal of discontinued operations (Note 20).......      11,100          2,245        12,464
                                                                --------       --------      --------
       Net income (loss)....................................    $  1,343       $(10,838)     $ 13,941
                                                                --------       --------      --------
                                                                --------       --------      --------
Basic income (loss) per share:
   Class A common stock:
       Continuing operations................................    $   (.16)      $   (.22)     $    .02
       Discontinued operations..............................         .18            .04           .18
                                                                --------       --------      --------
       Net income (loss)....................................    $    .02       $   (.18)     $    .20
                                                                --------       --------      --------
                                                                --------       --------      --------
   Class B common stock:
       Continuing operations................................    $   (.16)      $   (.22)     $    .02
       Discontinued operations..............................         .18            .04           .21
                                                                --------       --------      --------
       Net income (loss)....................................    $    .02       $   (.18)     $    .23
                                                                --------       --------      --------
                                                                --------       --------      --------
Diluted income (loss) per share:
   Class A common stock:
       Continuing operations................................    $   (.16)      $   (.22)     $    .02
       Discontinued operations..............................         .18            .04           .17
                                                                --------       --------      --------
       Net income (loss)....................................    $    .02       $   (.18)     $    .19
                                                                --------       --------      --------
                                                                --------       --------      --------
   Class B common stock:
       Continuing operations................................    $   (.16)      $   (.22)     $    .02
       Discontinued operations..............................         .18            .04           .20
                                                                --------       --------      --------
       Net income (loss)....................................    $    .02       $   (.18)     $    .22
                                                                --------       --------      --------
                                                                --------       --------      --------

---------
(A) Includes royalties and franchise and related fees from Sybra, Inc. of $7,433 for the year ended December 29, 2002, whereas the royalties and franchise and related fees from Sybra, Inc. of $7,051 and $7,204 for the years ended December 28, 2003 and January 2, 2005, respectively, were eliminated in consolidation.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                      ACCUMULATED OTHER
                                                                               COMPREHENSIVE INCOME (DEFICIT)
                                                                               ------------------------------
                                                                               UNREALIZED
                                                                    COMMON      GAIN ON                 UNRECOG-
                                    CLASS A  ADDITIONAL              STOCK     AVAILABLE-   CURRENCY     NIZED
                                    COMMON    PAID-IN    RETAINED   HELD IN     FOR-SALE   TRANSLATION  PENSION
                                     STOCK    CAPITAL    EARNINGS  TREASURY    SECURITIES  ADJUSTMENT     LOSS      TOTAL
                                     -----    -------    --------  --------    ----------  ----------     ----      -----
Balance at December 31, 2001......  $2,955    $129,608   $359,652  $(160,639)    $ 986        $(21)      $(144)   $ 332,397
   Comprehensive income (loss):
     Net income...................    --        --          1,343     --         --          --           --          1,343
     Net unrealized losses on
      available-for-sale
      securities (Note 5).........    --        --          --        --          (826)      --           --           (826)
     Net change in currency
      translation adjustment......    --        --          --        --         --            (43)       --            (43)
     Unrecognized pension loss
      (Note 21)...................    --        --          --        --         --          --           (784)        (784)
                                                                                                                  ---------
     Comprehensive loss...........    --        --          --        --         --          --           --           (310)
                                                                                                                  ---------
   Repurchases of common stock for
     treasury (Note 15)...........    --        --          --        (6,987)    --          --           --         (6,987)
   Issuance of common stock from
     treasury upon exercises of
     stock options (Note 15)......    --           680      --         5,447     --          --           --          6,127
   Tax benefit from exercises of
     stock options................    --           723      --        --         --          --           --            723
   Equity in forgiveness of debt
     of an equity investee (Note
     8)...........................    --           393      --        --         --          --           --            393
   Modification of stock option
     terms (Note 15)..............    --           275      --        --         --          --           --            275
   Other..........................    --            29      --            95     --          --           --            124
                                    ------    --------   --------  ---------     -----        ----       -----    ---------
Balance at December 29, 2002......  $2,955    $131,708   $360,995  $(162,084)    $ 160        $(64)      $(928)   $ 332,742
                                    ------    --------   --------  ---------     -----        ----       -----    ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)


                                                                                        DEFERRED
                                                                           COMMON     COMPENSATION
                              CLASS A   CLASS B   ADDITIONAL                STOCK       PAYABLE
                              COMMON    COMMON     PAID-IN     RETAINED    HELD IN     IN COMMON
                               STOCK     STOCK     CAPITAL     EARNINGS   TREASURY       STOCK
                               -----     -----     -------     --------   --------       -----
Balance at December 29,
 2002.......................  $2,955    $ --       $131,708    $360,995   $(162,084)    $--
   Comprehensive income
     (loss):
     Net loss...............    --        --         --         (10,838)     --          --
     Net unrealized gains on
      available-for-sale
      securities
      (Note 5)..............    --        --         --           --         --          --
     Net change in currency
      translation
      adjustment............    --        --         --           --         --          --
     Recovery of
      unrecognized pension
      loss (Note 21)........    --        --         --           --         --          --
     Comprehensive loss.....    --        --         --           --         --          --
   Repurchases of class A
     common stock for
     treasury (Note 15).....    --        --         --           --        (43,081)     --
   Dividends (Note 15)......    --        --         --          (8,515)     --          --
   Stock distribution of
     class B common stock
     and related
     distribution costs
     (Note 15)..............    --       5,910       (6,841)      --         --          --
   Issuance of common stock
     from treasury upon
     exercises of stock
     options (Note 15)......    --        --          1,262       --         12,426      --
   Deferred gains from
     exercises of stock
     options payable in
     common stock
     (Note 24)..............    --        --            317       --        (10,477)     10,160
   Tax benefit from
     exercises of stock
     options................    --        --          2,109       --         --          --
   Equity in additions to
     paid-in capital of an
     equity investee
     (Note 8)...............    --        --            552       --         --          --
   Modification of stock
     option terms
     (Note 15)..............    --        --            422       --         --          --
   Other....................    --        --             43       --             48      --
                              ------    ------     --------    --------   ---------     -------
Balance at December 28,
 2003.......................  $2,955    $5,910     $129,572    $341,642   $(203,168)    $10,160
                              ------    ------     --------    --------   ---------     -------

                                       ACCUMULATED OTHER
                                COMPREHENSIVE INCOME (DEFICIT)
                                ------------------------------
                              UNREALIZED
                               GAIN ON                   UNRECOG-
                              AVAILABLE-    CURRENCY      NIZED
                               FOR-SALE    TRANSLATION   PENSION
                              SECURITIES   ADJUSTMENT      LOSS       TOTAL
                              ----------   ----------      ----       -----
Balance at December 29,
 2002.......................    $  160        $(64)       $(928)    $ 332,742
   Comprehensive income
     (loss):
     Net loss...............     --          --            --         (10,838)
     Net unrealized gains on
      available-for-sale
      securities
      (Note 5)..............     1,153       --            --           1,153
     Net change in currency
      translation
      adjustment............     --             18         --              18
     Recovery of
      unrecognized pension
      loss (Note 21)........     --          --             196           196
                                                                    ---------
     Comprehensive loss.....     --          --            --          (9,471)
                                                                    ---------
   Repurchases of class A
     common stock for
     treasury (Note 15).....     --          --            --         (43,081)
   Dividends (Note 15)......     --          --            --          (8,515)
   Stock distribution of
     class B common stock
     and related
     distribution costs
     (Note 15)..............     --          --            --            (931)
   Issuance of common stock
     from treasury upon
     exercises of stock
     options (Note 15)......     --          --            --          13,688
   Deferred gains from
     exercises of stock
     options payable in
     common stock
     (Note 24)..............     --          --            --              --
   Tax benefit from
     exercises of stock
     options................     --          --            --           2,109
   Equity in additions to
     paid-in capital of an
     equity investee
     (Note 8)...............     --          --            --             552
   Modification of stock
     option terms
     (Note 15)..............     --          --            --             422
   Other....................     --          --            --              91
                                ------        ----        -----     ---------
Balance at December 28,
 2003.......................    $1,313        $(46)       $(732)    $ 287,606
                                ------        ----        -----     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                                          DEFERRED
                                                                             COMMON     COMPENSATION
                               CLASS A   CLASS B   ADDITIONAL              STOCK HELD     PAYABLE
                               COMMON    COMMON     PAID-IN     RETAINED       IN        IN COMMON       UNEARNED
                                STOCK     STOCK     CAPITAL     EARNINGS    TREASURY       STOCK       COMPENSATION
                                -----     -----     -------     --------    --------       -----       ------------
Balance at December 28,
 2003........................  $2,955    $5,910     $129,572    $341,642   $(203,168)     $10,160        $--
   Comprehensive income
     (loss):
     Net income..............    --        --         --          13,941      --           --             --
     Net unrealized gains on
      available-for-sale
      securities (Note 5)....    --        --         --           --         --           --             --
     Net change in currency
      translation
      adjustment.............    --        --         --           --         --           --             --
     Unrecognized pension
      loss (Note 21).........    --        --         --           --         --           --             --
     Comprehensive income....    --        --         --           --         --           --             --
   Dividends (Note 15).......    --        --         --         (18,168)     --           --             --
   Issuance of common stock
     from treasury upon
     exercises of stock
     options (Note 15).......    --        --          1,163       --         13,831       --             --
   Deferred gains from
     exercises of stock
     options payable in
     common stock
     (Note 24)...............    --        --         (5,623)      --        (38,674)      44,297         --
   Tax benefit from exercises
     of stock options........    --        --          2,316       --         --           --             --
   Modification of stock
     option terms
     (Note 15)...............    --        --            246       --         --           --             --
   Equity in stock issuance
     costs incurred by an
     equity investee
     (Note 8)................    --        --           (912)      --         --           --             --
   Fair value of membership
     interests granted in
     future profits of a
     subsidiary (Note 15)....    --        --          1,260       --         --           --             (1,260)
   Other.....................    --        --             74       --            189       --                (90)
                               ------    ------     --------    --------   ---------      -------        -------
Balance at January 2, 2005...  $2,955    $5,910     $128,096    $337,415   $(227,822)     $54,457        $(1,350)
                               ------    ------     --------    --------   ---------      -------        -------
                               ------    ------     --------    --------   ---------      -------        -------

                                        ACCUMULATED OTHER
                                 COMPREHENSIVE INCOME (DEFICIT)
                                 ------------------------------
                               UNREALIZED
                                GAIN ON                   UNRECOG-
                               AVAILABLE-    CURRENCY      NIZED
                                FOR-SALE    TRANSLATION   PENSION
                               SECURITIES   ADJUSTMENT      LOSS      TOTAL
                               ----------   ----------      ----      -----
Balance at December 28,
 2003........................    $1,313      $(46)         $(732)    $287,606
   Comprehensive income
     (loss):
     Net income..............     --          --            --         13,941
     Net unrealized gains on
      available-for-sale
      securities (Note 5)....     3,020       --            --          3,020
     Net change in currency
      translation
      adjustment.............     --            9           --              9
     Unrecognized pension
      loss (Note 21).........     --          --             (86)         (86)
                                                                     --------
     Comprehensive income....     --          --            --         16,884
                                                                     --------
   Dividends (Note 15).......     --          --            --        (18,168)
   Issuance of common stock
     from treasury upon
     exercises of stock
     options (Note 15).......     --          --            --         14,994
   Deferred gains from
     exercises of stock
     options payable in
     common stock
     (Note 24)...............     --          --            --             --
   Tax benefit from exercises
     of stock options........     --          --            --          2,316
   Modification of stock
     option terms
     (Note 15)...............     --          --            --            246
   Equity in stock issuance
     costs incurred by an
     equity investee
     (Note 8)................     --          --            --           (912)
   Fair value of membership
     interests granted in
     future profits of a
     subsidiary (Note 15)....     --          --            --             --
   Other.....................     --          --            --            173
                                 ------      ----          -----     --------
Balance at January 2, 2005...    $4,333      $(37)         $(818)    $303,139
                                 ------      ----          -----     --------
                                 ------      ----          -----     --------

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              DECEMBER 29,   DECEMBER 28,   JANUARY 2,
                                                                  2002           2003          2005
                                                                  ----           ----          ----
Cash flows from continuing operating activities:
   Net income (loss)........................................   $   1,343      $ (10,838)    $  13,941
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) continuing operating activities:
       Depreciation and amortization of properties..........       5,653         12,810        15,099
       Amortization of other intangible assets and certain
         other items........................................         897          1,241         5,186
       Amortization of deferred financing costs and original
         issue discount.....................................       1,892          2,334         2,627
       Goodwill impairment..................................      --             22,000        --
       Minority interests in income (loss) of consolidated
         subsidiaries.......................................      (3,548)          (119)        2,917
       Deferred compensation provision......................       1,350          3,438         2,585
       Leasehold incentives received from a landlord........      --             --             1,590
       Collection of non-current receivables................       1,666          1,667           500
       Operating investment adjustments, net (see below)....      17,635        (37,054)      (26,584)
       Release of income tax and related interest
         accruals...........................................      --             --           (18,934)
       Gain on disposal of discontinued operations..........     (11,100)        (2,245)      (12,464)
       Deferred income tax benefit..........................      (1,398)        (3,585)       (6,101)
       Equity in net earnings of investees, net.............        (260)        (2,052)       (2,219)
       Unfavorable lease liability recognized...............      --             (1,351)       (1,382)
       Deferred vendor incentive recognized.................      --             (2,025)         (438)
       (Gain) loss on sale of businesses....................       1,218         (5,834)         (154)
       Other, net...........................................         347            666         1,209
       Changes in operating assets and liabilities:
           (Increase) decrease in receivables...............       1,622         (1,276)       (9,106)
           (Increase) decrease in inventories...............          69           (142)          194
           (Increase) decrease in restricted cash
             equivalents and prepaid expenses and other
             current assets.................................       1,192            552          (732)
           Increase (decrease) in accounts payable and
             accrued expenses and other current
             liabilities....................................      (6,667)        (8,346)       13,839
                                                               ---------      ---------     ---------
               Net cash provided by (used in) continuing
                 operating activities.......................      11,911        (30,159)      (18,427)
                                                               ---------      ---------     ---------
Cash flows from continuing investing activities:
   Cost (adjustment to cost in 2003) of business
     acquisitions less cash acquired of $9,425 in 2002 and
     $1,014 in 2004.........................................        (325)          (200)      (93,893)
   Investment activities, net (see below)...................     (31,521)        58,990       (31,454)
   Capital expenditures.....................................        (107)        (5,270)      (12,535)
   Other, net...............................................        (671)          (571)         (893)
                                                               ---------      ---------     ---------
               Net cash provided by (used in) continuing
                 investing activities.......................     (32,624)        52,949      (138,775)
                                                               ---------      ---------     ---------
Cash flows from continuing financing activities:
   Issuance of long-term debt...............................      --            175,000        --
   Repayments of notes payable and long-term debt...........     (24,321)       (43,208)      (37,001)
   Repayments of debt and accrued interest related to
     business acquisition...................................      (6,343)        --            --
   Dividends paid...........................................      --             (8,515)      (18,168)
   Exercises of stock options...............................       6,127         13,688        14,994
   Contributions of minority interests in consolidated
     investment fund........................................      --             --             5,083
   Transfers from restricted cash equivalents
     collateralizing long-term debt.........................         376            146           117
   Repurchases of common stock for treasury.................      (6,987)       (41,700)       --
   Deferred financing costs.................................      --             (6,638)       --
   Class B common stock distribution costs..................      --               (931)       --
                                                               ---------      ---------     ---------
               Net cash provided by (used in) continuing
                 financing activities.......................     (31,148)        87,842       (34,975)
                                                               ---------      ---------     ---------
Net cash provided by (used in) continuing operations........     (51,861)       110,632      (192,177)
Net cash provided by (used in) discontinued operations......      12,221         (6,510)         (341)
                                                               ---------      ---------     ---------
Net increase (decrease) in cash and cash equivalents........     (39,640)       104,122      (192,518)
Cash and cash equivalents at beginning of year..............     496,028        456,388       560,510
                                                               ---------      ---------     ---------
Cash and cash equivalents at end of year....................   $ 456,388      $ 560,510     $ 367,992
                                                               ---------      ---------     ---------
                                                               ---------      ---------     ---------

TRIARC COMPANIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              DECEMBER 29,   DECEMBER 28,   JANUARY 2,
                                                                  2002           2003          2005
                                                                  ----           ----          ----
Detail of cash flows related to investments:
   Operating investment adjustments, net:
       Proceeds from sales of trading securities and net
         settlements of trading derivatives.................   $  51,235      $ 303,434     $ 327,758
       Cost of trading securities purchased.................     (46,005)      (333,962)     (343,041)
       Increase in restricted cash securing the notional
         amount of trading derivatives......................      --             --            (6,017)
       Net recognized (gains) losses from trading securities
         and derivatives and short positions in securities..         603           (569)        2,491
       Other net recognized (gains) losses, including other
         than temporary losses and equity in an investment
         limited partnership................................      11,159         (5,777)       (6,125)
       Net amortization of premium (accretion of discount)
         on debt securities.................................         643           (180)       (1,650)
                                                               ---------      ---------     ---------
                                                               $  17,635      $ (37,054)    $ (26,584)
                                                               ---------      ---------     ---------
                                                               ---------      ---------     ---------
Investing investment activities, net:
   Proceeds from sales and maturities of available-for-sale
     securities and other investments.......................   $  78,831      $ 263,509     $ 232,953
   Cost of available-for-sale securities and other
     investments purchased..................................    (118,260)      (210,546)     (256,967)
   Proceeds of securities sold short........................      36,418         47,536       100,231
   Payments to cover short positions in securities..........     (37,859)       (35,326)     (119,835)
   Proceeds of repurchase agreements........................      --             --           107,775
   Payments under repurchase agreements.....................      --             --           (92,623)
   (Increase) decrease in restricted cash collateralizing
     obligations for short positions in securities..........       9,349         (6,183)       (2,988)
                                                               ---------      ---------     ---------
                                                               $ (31,521)     $  58,990     $ (31,454)
                                                               ---------      ---------     ---------
                                                               ---------      ---------     ---------
Supplemental disclosures of cash flow information:
   Cash paid during the year in continuing operations for:
       Interest.............................................   $  22,785      $  36,658     $  36,250
                                                               ---------      ---------     ---------
                                                               ---------      ---------     ---------
       Income taxes, net of refunds.........................   $   1,739      $   2,612     $   1,882
                                                               ---------      ---------     ---------
                                                               ---------      ---------     ---------

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

    In September 2003, the Company made a stock distribution (the 'Stock Distribution') of two shares of a newly designated series 1 of the Company's previously authorized class B common stock for each share of its class A common stock issued as of August 21, 2003, resulting in the issuance of 59,101,326 shares of class B common stock. The non-cash effect of this transaction was reflected in the accompanying consolidated statement of stockholders' equity for the year ended December 28, 2003 as an increase in 'Class B common

TRIARC COMPANIES, INC. AND SUBSIDIARIES
stock' and a corresponding decrease in 'Additional paid-in capital' of $5,910,000, representing the $.10 per share par value of the class B common shares issued. See Note 15 for further disclosure of this transaction.

    In October 2003, Encore Capital Group, Inc. ('Encore'), an equity investee of the Company, completed a public offering of its common stock (the 'Encore Offering'). In connection with such offering, the Company recorded a non-cash gain of $2,362,000 included as a component of 'Gain (loss) on sale of businesses' in the accompanying consolidated statement of operations for the year ended December 28, 2003 and a corresponding increase in the carrying value of the Company's investment in Encore included in 'Investments' in the accompanying consolidated balance sheet as of December 28, 2003. Such gain represented the excess of the Company's equity in the net proceeds to Encore in the Encore Offering over the portion of the Company's carrying value in Encore allocable to the decrease in the Company's ownership percentage resulting from the Encore Offering. See Note 8 for further disclosure of this transaction.

    During the year ended December 28, 2003, the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the 'Executives') exercised an aggregate 1,000,000 stock options under the Company's equity plans and paid the exercise price utilizing shares of the Company's class A common stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by an additional 360,795 shares of the Company's class A common stock based on the market price at the date of exercise. During the year ended January 2, 2005 the Executives exercised an aggregate 3,250,000 stock options, each of which was exercisable for a package of one share of class A common stock and two shares of class B common stock as a result of the Stock Distribution, under the Company's equity plans and paid the exercise prices utilizing shares of the Company's class B common stock received by the Executives in connection with the Stock Distribution and effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $44,297,000, represented by an additional 1,334,323 shares of class A common stock and 2,668,630 shares of class B common stock based on the market prices at the dates of exercises. All such shares for the years ended December 28, 2003 and January 2, 2005, along with 721,590 shares of class B common stock issued as part of the Stock Distribution are being held in two deferred compensation trusts. The aggregate resulting non-cash obligations of $10,160,000 and $54,457,000 are reported as the 'Deferred compensation payable in common stock' component of 'Stockholders' equity' in the accompanying consolidated balance sheets as of December 28, 2003 and January 2, 2005, respectively, with increases of $10,160,000 and $44,297,000 included in 'Common stock held in treasury.' See
Note 24 for further disclosure of these transactions.

    In July 2004, the Company purchased a 63.6% capital interest in Deerfield & Company LLC ('Deerfield') for $94,907,000, including estimated expenses of $8,375,000. The purchase price, less cash of Deerfield of $1,014,000, resulted in a net use of the Company's cash of $93,893,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired, excluding cash acquired......  $119,979
Net cash paid for the 63.6% capital interest................   (93,893)
                                                              --------
    Liabilities assumed, including minority interests.......  $ 26,086
                                                              --------
                                                              --------

See Note 3 for further disclosure of this transaction.

    In December 2004, in connection with a private offering of shares of Deerfield Triarc Capital Corp., a real estate investment trust (the 'REIT') managed by the Company through Deerfield, the Company was granted 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT (collectively, the 'Restricted Investments'). The Restricted Investments represent stock-based compensation granted in consideration of the Company's management of the REIT. The Restricted Investments were recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income. See Note 8 for further disclosure of this transaction.

          See accompanying notes to consolidated financial statements.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Triarc Companies, Inc. ('Triarc' and, collectively with its subsidiaries, the 'Company') and its subsidiaries. The principal subsidiaries of the Company, each indirectly wholly-owned as of January 2, 2005 unless otherwise indicated, are
(1) Arby's, LLC ('Arby's' which, on May 20, 2004 was converted from a corporation under the name of Arby's, Inc. to a limited liability company), which in turn, indirectly owns 100% of Arby's Franchise Trust ('Arby's Trust'),
(2) Sybra, Inc. ('Sybra'), which was acquired on December 27, 2002,
(3) Deerfield & Company LLC ('Deerfield'), in which the Company acquired a 63.6% capital interest on July 22, 2004 and (4) Deerfield Opportunities Fund, LLC (the 'Opportunities Fund'), an investment fund which commenced on October 4, 2004 in which the Company holds an aggregate 95.2% direct and indirect capital interest as of January 2, 2005. Effective August 20, 2004 Deerfield granted membership interests in future profits (the 'Profit Interests') to certain of its key employees, which reduced the Company's interest in profits of Deerfield subsequent to August 19, 2004 to 61.5% (see Note 15). The Company's other wholly-owned subsidiaries at January 2, 2005 that are referred to in these notes to consolidated financial statements include National Propane Corporation ('National Propane'); SEPSCO, LLC ('SEPSCO'); Citrus Acquisition Corporation which owns 100% of Adams Packing Association, Inc. ('Adams'); Madison West Associates Corp. which owns 58.9% of 280 BT Holdings LLC ('280 BT'); and Triarc Consumer Products Group, LLC ('TCPG'). TCPG owned 100% of (1) Snapple Beverage Group, Inc. ('Snapple Beverage Group') and (2) Royal Crown Company, Inc. ('Royal Crown'), before the sale of such companies prior to 2002. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for further disclosure of the acquisitions referred to above.

FISCAL YEAR

    The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield reports on a calendar year ending on December 31. Each of the Company's 2002 and 2003 fiscal years contained 52 weeks and its 2004 fiscal year contained 53 weeks. Such periods are referred to herein as (1) 'the year ended December 29, 2002' or '2002,' which commenced on December 31, 2001 and ended on December 29, 2002, (2) 'the year ended December 28, 2003' or '2003,' which commenced on December 30, 2002 and ended on December 28, 2003 and (3) 'the year ended January 2, 2005' or '2004,' which commenced on December 29, 2003 and ended on January 2, 2005, except that for this period, Deerfield is included commencing July 23, 2004 through its year-end of December 31, 2004. The effect of including Deerfield in the Company's consolidated financial statements through Deerfield's year-end of December 31, 2004 instead of the Company's year-end of January 2, 2005 was not material. December 28, 2003 and January 2, 2005 are referred to herein as 'Year-End 2003' and 'Year-End 2004,' respectively. All references to years and year-ends herein relate to fiscal years rather than calendar years except for Deerfield, as disclosed above.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company's cash equivalents principally consist of cash in mutual fund and bank money market accounts, securities purchased under agreements to resell the following day collateralized by United States government agency debt securities, interest-bearing brokerage and bank accounts with a stable value, commercial paper of high credit-quality entities and, at December 28, 2003, United States government debt securities.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

INVESTMENTS

Short-Term Investments

    Short-term investments include (1) debt securities and marketable equity securities with readily determinable fair values, (2) other short-term investments that are not readily marketable, including investments in limited partnerships and similar investment entities and assignments of commercial term loans, (3) preferred shares of collateralized debt obligation vehicles ('CDOs') for which the Company acts as collateral manager and (4) derivative instruments held in trading portfolios. The Company's debt and marketable equity securities are classified and accounted for either as 'available-for-sale' or 'trading' and are reported at fair market value with the resulting net unrealized holding gains or losses, net of income taxes, reported as a separate component of comprehensive income (loss) bypassing net income or included as a component of net income, respectively. The cost or the amount reclassified out of accumulated other comprehensive income (deficit) into earnings or loss of securities sold for all marketable securities is determined using the specific identification method. Other short-term equity investments that are not readily marketable as of December 28, 2003 and January 2, 2005 consist entirely of investments in which the Company does not have significant influence over the investees ('Cost Investments'). Cost Investments are accounted for under the cost method (the 'Cost Method'). During 2002, the Company also had a short-term investment in which the Company had significant influence over the operating and financial policies of the investee ('Equity Investment'). Preferred shares of CDOs are considered financial assets subject to prepayment and are therefore classified as available-for-sale securities which are accounted for similar to debt securities as described above. Interest income is accreted on the preferred shares of CDOs over the respective estimated lives of the CDOs using the effective yield method. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above.

Non-Current Investments

    The Company's non-current investments consist of (1) Equity Investments which are accounted for in accordance with the equity method (the 'Equity Method'), (2) Cost Investments which are accounted for under the Cost Method and
(3) restricted stock and stock option investments in Deerfield Triarc Capital Corp., a real estate investment trust (the 'REIT') for which the Company acts as the investment manager, received as stock-based compensation. Under the Equity Method each such investment is reported at cost plus the Company's proportionate share of the income or loss or other changes in stockholders' equity of each such investee since its acquisition. The consolidated results of operations include such proportionate share of income or loss. The restricted stock and stock options were recorded at fair value and will be adjusted for any future changes in their fair value.

    See Note 8 for further disclosure of the Company's non-current investments.

Equity Investments

    The difference, if any, between the carrying value of the Company's Equity Investments and its underlying equity in the net assets of each investee (the 'Carrying Value Difference') is accounted for as if the investee were a consolidated subsidiary. For acquisitions of Equity Investments prior to December 31, 2001, any Carrying Value Difference is amortized on a straight-line basis over 15 years. Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142 ('SFAS 142'), 'Goodwill and Other Intangible Assets.' Accordingly, for acquisitions of Equity Investments after December 30, 2001, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary. To the extent the Carrying Value Difference represents goodwill, it is not amortized. Where the Carrying Value Difference represents an excess of the Company's interest in the underlying net assets of an investee over the carrying value of the

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

Company's Equity Investment, such excess is allocated as a reduction of the Company's proportionate share of certain assets of the investee with any unallocable portion recognized in results of operations.

Securities Sold With an Obligation to Purchase

    Securities sold with an obligation to purchase are reported at fair market value with the resulting net unrealized gains or losses included as a component of net income or loss.

Securities Sold under Agreements to Repurchase

    Securities sold under agreements to repurchase for fixed amounts at specified future dates are considered collateralized financing transactions and are recorded at the contractual amounts required to settle the liabilities.

All Investments

    The Company reviews all of its investments in which the Company has unrecognized unrealized losses and recognizes an investment loss for any such unrealized losses deemed to be other than temporary ('Other Than Temporary Losses') with a corresponding permanent reduction in the cost basis component of the investments. With respect to available-for-sale securities, the effect of the permanent reduction in the cost basis is an increase in the net unrealized gain or a decrease in the net unrealized loss on the available-for-sale investments component of 'Comprehensive income (loss).' The Company considers such factors as the length of time the carrying value of an investment has been below its market value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment.

Gain on Issuance of Investee Stock

    The Company recognizes a gain or loss upon sale of any previously unissued stock by an Equity Investment to third parties to the extent of the decrease in the Company's ownership of the investee to the extent realization of the gain is reasonably assured.

INVENTORIES

    The Company's inventories are stated at the lower of cost or market with cost determined in accordance with the first-in, first-out method.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

    Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties: 3 to 15 years for office, restaurant and transportation equipment and 25 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

AMORTIZATION OF INTANGIBLES AND DEFERRED COSTS

    Goodwill, representing the costs in excess of net assets of acquired companies, is not amortized.

    Asset management contracts are amortized on the straight-line basis over their estimated lives of less than 1 year to 27 years for CDO contracts and 15 years for contracts under which the Company acts as the investment manager for various investment funds and private investment accounts (collectively with the REIT, the 'Funds').

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    Other intangible assets are amortized on the straight-line basis using the estimated useful lives of the related classes of intangibles: 15 years for trademarks and distribution rights; 2 years to 8 years for non-compete agreements; 3 years for costs of computer software acquired new; 2 years for costs of computer software acquired used; and the lives of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases.

    Deferred financing costs and original issue debt discount are being amortized as interest expense over the lives of the respective debt using the interest rate method.

    See Note 9 for further information with respect to the Company's intangible assets.

IMPAIRMENTS

Goodwill

    The Company reviews its goodwill for impairment at least annually. The amount of impairment, if any, in goodwill is measured by the excess, if any, of the net carrying amount of the goodwill over its implied fair value.

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

    See Note 16 for further disclosure related to the Company's impairment charges.

DERIVATIVE INSTRUMENTS

    The Company's derivative instruments, excluding those that may be settled in its own stock and therefore not subject to the guidance in SFAS No. 133
('SFAS 133'), 'Accounting for Derivative Instruments and Hedging Activities,' are recorded at fair value with changes in fair value recorded in the Company's results of operations. The Company has no derivatives that it has designated as hedging instruments. See Note 12 for further disclosure related to the Company's derivative instruments.

STOCK-BASED COMPENSATION

    The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method, rather than the fair value method. Compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's class A common stock (the 'Class A Common Stock' or 'Class A Common Shares'), and/or class B common stock, series 1 (the 'Class B Common Stock' or 'Class B Common Shares'), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Compensation cost for Profit Interests granted to key employees of a subsidiary is measured as the fair value of those Profit Interests at the date of grant and is amortized over the respective vesting periods.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    A summary of the effect on net income (loss) and net income (loss) per share in each year presented as if the fair value method, calculated under the Black-Scholes-Merton option pricing model, had been applied to all outstanding and unvested stock options during each of the years presented is as follows (in thousands except per share data):

                                                        2002       2003      2004
                                                        ----       ----      ----
Net income (loss), as reported.......................  $ 1,343   $(10,838)  $13,941
Reversal of stock-based employee compensation expense
  determined under the intrinsic value method
  included in reported net income or loss, net of
  related income taxes...............................      173        270       157
Recognition of total stock-based employee
  compensation expense determined under the fair
  value method, net of related income taxes..........   (5,092)    (5,158)   (2,191)
                                                       -------   --------   -------
Net income (loss), as adjusted.......................  $(3,576)  $(15,726)  $11,907
                                                       -------   --------   -------
                                                       -------   --------   -------
Net income (loss) per share:
  Class A Common Stock:
    Basic, as reported...............................  $   .02   $   (.18)  $   .20
    Basic, as adjusted...............................     (.06)      (.26)      .17
    Diluted, as reported.............................      .02       (.18)      .19
    Diluted, as adjusted (a).........................     (.06)      (.26)      .17
  Class B Common Stock:
    Basic, as reported...............................  $   .02   $   (.18)  $   .23
    Basic, as adjusted...............................     (.06)      (.26)      .20
    Diluted, as reported.............................      .02       (.18)      .22
    Diluted, as adjusted (a).........................     (.06)      (.26)      .20

---------

 (a) Diluted net income (loss) per share, as adjusted, is the same as basic net income (loss) per share, as adjusted, for each of the Class A and Class B Common Stock since the Company would have had a loss from continuing operations, on an as adjusted basis, in each of the years. As such, the effect of all potentially dilutive securities on the loss per share from continuing operations, as adjusted, would have been antidilutive and are not included in the calculation of diluted net income (loss) per share.

See Note 15 for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values of stock options granted in 2002 through 2004 reflected in the table above.

    The Company is required to adopt SFAS No. 123 (revised 2004)
('SFAS 123(R)'), 'Share-Based Payment,' no later than its quarter ending
October 2, 2005. As a result, the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, which the Company is currently using. Under SFAS 123(R), the Company must choose from among several types of acceptable fair value models, including the Black-Scholes-Merton option pricing model, as appropriate under the circumstances. The Company expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations and income (loss) per share.

TREASURY STOCK

    Common stock held in treasury is stated at cost. The cost of issuances of shares from treasury stock is determined at average cost.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

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

FOREIGN CURRENCY TRANSLATION

    Financial statements of a foreign subsidiary are prepared in its local currency and translated into United States dollars at the current exchange rate for assets and liabilities and at an average rate for the year for revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the 'Currency translation adjustment' component of 'Accumulated other comprehensive income (deficit)' in the accompanying consolidated statements of stockholders' equity.

INCOME TAXES

    The Company files a consolidated Federal income tax return with all of its subsidiaries except Deerfield. The Company provides for Federal income taxes on Deerfield's income net of minority interests since, as a limited liability company, Deerfield's income is includable in the Federal income tax returns of its various members. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

REVENUE RECOGNITION

    Net sales of Company-owned restaurants are recognized upon delivery of food to the customer. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area being developed and are recorded as deferred income when received and are recognized as revenue when each restaurant is opened in the same manner as franchise fees for individual restaurants. Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee. Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Franchise fee credits under a discontinued restaurant remodel incentive program were recognized as a reduction of franchise fee revenue when a franchisee earned the available credits by opening new restaurants within the time frame allowed under the remodel program since the Company had not incurred any obligation until the new restaurant was opened and the use of the credit did not result in any loss to the Company.

    Asset management and related fees consist of the following types of revenues generated by the Company in its capacity as the investment manager for various Funds and as the collateral manager for various CDOs: (1) management fees,
(2) incentive fees and (3) other related fees. Management fees are recognized as revenue when the management services have been performed for the period and all contingencies have been resolved including the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements. Other contingencies may include the achievement of minimum CDO or Fund performance requirements specified under certain agreements with some investors or a guarantee provider to provide minimum rate of return or principal loss protection. In connection with these agreements, the Company has subordinated receipt of certain of its management fees. Incentive fees are based upon the performance of the Funds and CDOs and are recognized as revenues when the amounts become fixed and determinable upon the close of a performance period for the Funds and the achievement of performance targets

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

for the CDOs and any related agreements with certain investors or a guarantee provider. Other related fees primarily include structuring and warehousing fees earned by the Company for services provided to CDOs and are recognized as revenues upon the rendering of such services and the closing of the respective CDO.

ADVERTISING COSTS

    The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales of Company-owned restaurants. The Company accounts for contributions made related to the Company-owned restaurants to advertising cooperatives as expense when the related net sales are recognized. In addition, the Company makes contributions to one of the advertising cooperatives, which are not dependent on net sales, specifically as part of a national cable television advertising campaign which are expensed the first time the related advertising takes place. All other advertising costs are expensed as incurred. Substantially all of the 'Advertising and selling' expenses in the accompanying consolidated statements of operations for 2002, 2003 and 2004 represent advertising costs.

RENTAL EXPENSE

    Rental expense is recognized on a straight-line basis over the term of the respective operating lease, including periods covered by renewal options that the Company believes it is reasonably assured of exercising because the failure to renew the lease would result in an economic detriment to the Company.

RECLASSIFICATIONS

    Certain amounts included in the accompanying prior years' consolidated financial statements and footnotes thereto have been reclassified to conform with the current year's presentation.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

    The Company operates in two business segments: restaurants and, effective with the acquisition of Deerfield on July 22, 2004, asset management.

    The restaurant segment is operated through franchised and, effective with the acquisition of Sybra on December 27, 2002 (see Note 3), Company-owned Arby's'r' quick service restaurants specializing in slow-roasted roast beef sandwiches. Arby's restaurants also offer an extensive menu of chicken, turkey and ham sandwiches, side dishes and salads. These include Arby's Market Fresh'TM' sandwiches, salads and wraps. Some of the Arby's system-wide restaurants are multi-branded with the Company's T.J. Cinnamons'r' product line. The franchised restaurants are principally located throughout the United States and, to a much lesser extent, Canada. The Company's owned restaurants are located in nine states, primarily Michigan, Texas, Pennsylvania and Florida. Information concerning the number of Arby's franchised and Company-owned restaurants is as follows:

                                                             2002    2003    2004
                                                             ----    ----    ----
Franchised restaurants opened..............................    116     121      93
Franchised restaurants closed..............................     64      71      79
Franchised restaurants purchased in the acquisition of
  Sybra....................................................    239    --      --
Franchised restaurants open at end of year.................  3,164   3,214   3,228
Company-owned restaurants open at end of year..............    239     236     233
System-wide restaurants open at end of year................  3,403   3,450   3,461

    The asset management segment is comprised of an asset management company that offers a diverse range of fixed income and credit-related strategies to institutional investors from its domestic offices. It currently

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

provides asset management services for CDOs and Funds, including the REIT, but may expand its services into other types of investments.

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

SIGNIFICANT ESTIMATES

    The Company's significant estimates which are susceptible to change in the near term relate to (1) provisions for the resolution of income tax contingencies subject to future examinations of the Company's Federal and state income tax returns by the Internal Revenue Service or state taxing authorities, including remaining provisions included in 'Current liabilities relating to discontinued operations,' (see Note 14), (2) provisions for the resolution of legal and environmental matters (see Note 25), (3) the valuation of investments which are not publicly traded (see Note 13), (4) provisions for Other Than Temporary Losses (see Note 17) and (5) estimates of impairment of the carrying values of long-lived assets of the restaurant business (see Notes 1 and 16). The Company's estimates of each of these items historically have been adequate. Due to uncertainties inherent in the estimation process, it is reasonably possible that the actual resolution of any of these items could vary significantly from the estimate and, accordingly, there can be no assurance that the estimates may not materially change in the near term. In this connection, in 2004 the Company's results of operations were materially impacted by the release of income tax reserves and related interest accruals that were no longer required (see Note 14).

CERTAIN RISK CONCENTRATIONS

    The Company believes its vulnerability to risk concentrations in its cash equivalents and investments, including leverage employed in its trading portfolios, is mitigated by (1) the Company's policies restricting the eligibility, credit quality and concentration limits for its placements in cash equivalents, (2) the diversification of its investments, (3) to the extent the cash equivalents and investments are held in brokerage accounts, insurance from the Securities Investor Protection Corporation of up to $500,000 per account as well as supplemental private insurance coverage maintained by substantially all of the Company's brokerage firms, (4) hedging strategies employed in its trading portfolios that are not designated as hedging instruments and
(5) diversification of credit positions by industry, credit rating and individual issuer concentrations for asset-backed and corporate debt securities in its trading portfolios. The Company has only one significant major customer which is a franchisee that accounted for 27%, 9% and 9% of consolidated revenues and 27%, 30% and 29% of royalties and franchise and related fees in 2002, 2003 and 2004, respectively. In addition, the Company has an institutional investor whose participation in various Funds managed by the Company generated approximately 17% of asset management and related fees in 2004 subsequent to the Deerfield Acquisition; however it represented less than 10% of consolidated revenues during that period. The loss of either this franchisee or the institutional investor would have a material adverse impact on the Company's businesses.

    The Company's restaurant segment could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses. The Company believes that its vulnerability to risk concentrations in its restaurant segment related to significant vendors and sources of its raw materials for itself and its franchisees is not significant, although increases in the cost of beef adversely affected profit margins of the Company-owned

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

restaurants in 2003 and 2004. The Company also believes that its vulnerability to risk concentrations related to geographical concentration in its restaurant segment is mitigated since the Company and its franchisees generally operate throughout the United States and have minimal foreign exposure.

    The Company believes that it has no material risk concentrations in its asset management segment with respect to sources of investment products or geographic concentration. Since the segment performs its services from its domestic offices, it has no significant foreign exposure although there are investors and Funds and CDOs in certain foreign countries.

(3) BUSINESS ACQUISITIONS

ACQUISITION OF DEERFIELD IN 2004

    On July 22, 2004 the Company completed the acquisition of a 63.6% capital interest in Deerfield (the 'Deerfield Acquisition') for an aggregate cost of $94,907,000, consisting of payments of $86,532,000 to selling owners and estimated expenses of $8,375,000, including expenses reimbursed to a selling owner. The Company acquired Deerfield with the expectation of growing the substantial value of Deerfield's historically profitable investment advisory brand. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager and represents a business segment of the Company (see Notes 2 and 26).

    The preliminary allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed is presented below at the end of this footnote under 'Purchase Price Allocations of Acquisitions.' The Deerfield Acquisition resulted in $54,111,000 of goodwill (see Note 9), which will be fully deductible for income tax purposes and was assigned entirely to the Company's new asset management business segment. Such goodwill reflects the substantial value of Deerfield's historically profitable investment advisory brand, as disclosed above, and the Company's expectation of being able to grow Deerfield's asset management portfolio thereby increasing its asset management fee revenues. The acquired identifiable intangible assets, aggregating $34,227,000, principally include (1) asset management contracts for Funds of $17,720,000, (2) asset management contracts for CDOs of $14,508,000, (3) asset management computer software systems of $1,062,000 and (4) non-compete agreements of $846,000 and are all amortizable. Each of those amounts represents the Company's 63.6% interest in the fair value of the respective intangible asset, as determined in accordance with a preliminary independent appraisal. The management contracts have been valued using an income approach based on the present value of estimated net cash flows that these contracts are expected to generate in the future. Software technology has been valued utilizing a replacement cost approach involving development costs, annual support costs and license fees and the associated timing of these costs. The non-compete contracts have been valued using a lost revenues approach which is a type of income approach that involves present valued estimates of probable revenue losses if key individuals were to initiate a competing enterprise. The acquired identifiable intangible assets have a weighted average amortization period of approximately 11 years, reflecting a weighted average of approximately 12 years for the asset management contracts and approximately 4 years for the other intangible assets.

    A reconciliation of the change in goodwill from the preliminary estimated allocation of Deerfield as reported in the Company's consolidated financial statements as of September 26, 2004 with the preliminary allocation as reported in the accompanying consolidated balance sheet as of January 2, 2005 and as set forth in the table below under 'Purchase Price Allocations of Acquisitions' is summarized as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

Goodwill in estimated preliminary allocation of purchase
  price at September 26, 2004...............................  $59,620
Changes in goodwill:
    Increase in estimated fair value of asset management
      contracts and other intangible assets for revision of
      preliminary estimated appraisal.......................   (5,634)
    Increase in the original estimated purchase price.......      125
                                                              -------
        Goodwill in estimated preliminary allocation of
          purchase price at January 2, 2005.................  $54,111
                                                              -------
                                                              -------

    Deerfield's results of operations, less applicable minority interests, and cash flows subsequent to the July 22, 2004 date of the Deerfield Acquisition through January 2, 2005 have been included in the accompanying consolidated statements of operations and cash flows for the year ended January 2, 2005.

    The following supplemental pro forma consolidated summary operating data (the 'As Adjusted Data') of the Company for 2003 and 2004 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statements of operations to give effect to the Deerfield Acquisition as if it had been consummated as of the beginning of each respective year (in thousands except per share amounts):

                                               2003                        2004
                                     -------------------------   -------------------------
                                     AS REPORTED   AS ADJUSTED   AS REPORTED   AS ADJUSTED
                                     -----------   -----------   -----------   -----------
Revenues...........................   $293,620      $328,901      $328,579      $356,098
Operating profit (loss)............     (1,201)        2,573         2,734         9,565
Income (loss) from continuing
  operations.......................    (13,083)      (12,834)        1,477         3,433
Net income (loss)..................    (10,838)      (10,589)       13,941        15,897
Basic income per share:
  Class A Common Stock:
      Continuing operations........       (.22)         (.21)          .02           .05
      Net income (loss)............       (.18)         (.18)          .20           .23
  Class B Common Stock:
      Continuing operations........       (.22)         (.21)          .02           .06
      Net income (loss)............       (.18)         (.18)          .23           .26
Diluted income per share:
  Class A Common Stock:
      Continuing operations........       (.22)         (.21)          .02           .05
      Net income (loss)............       (.18)         (.18)          .19           .22
  Class B Common Stock:
      Continuing operations........       (.22)         (.21)          .02           .05
      Net income (loss)............       (.18)         (.18)          .22           .25

    This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Deerfield Acquisition actually been consummated as of the beginning of each of the respective years presented above or of the Company's future results of operations.

ACQUISITION OF SYBRA IN 2002

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

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

expectation of strengthening and increasing the value of its Arby's brand. The aggregate purchase price paid for Sybra by the Company was $9,950,000 (initially estimated at $9,750,000 as of December 29, 2002), consisting of $8,219,000 of payments to ICH's creditors and $1,731,000 of fees and expenses.

    The allocation of the purchase price of Sybra to the assets acquired and liabilities assumed is presented below under 'Purchase Price Allocations of Acquisitions.' The fair values of properties, other intangible assets and unfavorable lease liability were determined in accordance with an independent appraisal. Land has been valued using a market approach. Buildings, improvements and personal property have been valued using a depreciated replacement cost approach involving inspections, indexing and modeling. Favorable and unfavorable leases have been valued by measuring the difference between current relevant local market rents and contractual rents projected over the economic life of the individual leases then discounted to a present value. The Sybra Acquisition resulted in $67,424,000 of goodwill (see Note 9) which was assigned entirely to the Company's restaurant segment, of which $56,705,000 is estimated to be deductible for income tax purposes. The amount of goodwill estimated to be deductible increased from the $17,723,000 estimated amount as of December 29, 2002 as a result of the election by Triarc and ICH during the year ended December 28, 2003 to treat the Sybra Acquisition as an asset purchase in lieu of a stock purchase under the provisions of Section 338(h)(10) of the United States Internal Revenue Code (the 'Sybra 338(h)(10) Election'). Arby's restaurants typically have relatively low levels of receivables and inventories, as is the case with the Arby's restaurants owned by Sybra, and Sybra has financed substantially all of its land and buildings, including those buildings reported in leasehold improvements. As such, Sybra had net liabilities on its historical financial statements before the allocation of the purchase price to the assets acquired and liabilities assumed despite the substantial value of the restaurants. This excess of the purchase price over the net tangible assets acquired relates in part to the fair value of the franchise agreements; however, since the Company is the franchisor of the acquired restaurants, that value was included in goodwill in the Company's consolidated balance sheets under accounting guidance in existence at the date of the Sybra Acquisition. The only other significant identifiable intangible asset in accordance with the independent appraisal is $3,265,000 of favorable leases which are amortizable over the lives of the leases, including periods covered by renewal options, with a weighted average remaining useful life of 18 years as of the date of the Sybra Acquisition.

    A reconciliation of the change in goodwill from the preliminary estimated allocation of the purchase price of Sybra as reported in the Company's consolidated financial statements as of December 29, 2002 with the final allocation as reported in the accompanying consolidated balance sheet as of December 28, 2003 and as set forth in the table, below under 'Purchase Price Allocations of Acquisitions' is summarized as follows (in thousands):

Goodwill in estimated preliminary allocation of purchase price.......   $71,960
Changes in goodwill:
    Decrease in properties for revision of preliminary
      estimated appraisal...................................  $ 1,027
    Increase in deferred income tax benefit (a).............   (5,177)
    Increase in current liabilities for adjustment to
      accrued income taxes (a)..............................    1,085
    Decrease in historical current liabilities for reversal
      of accrual for future scheduled rent increases........   (1,494)
    Increase in the original estimated purchase price.......      200
    Other net adjustments...................................     (177)
                                                              -------
                                                                         (4,536)
                                                                        -------
        Goodwill in final allocation of purchase price...............   $67,424(b)
                                                                        -------
                                                                        -------

---------

 (a) Adjustments to deferred and accrued income taxes relate principally to the Sybra 338(h)(10) Election discussed above.
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(footnotes continued from previous page)

 (b) Before an impairment charge recorded in 2003 of $22,000,000 (see Note 16).

    Sybra's results of operations and cash flows have been included in the accompanying consolidated statements of operations and cash flows for the years ended January 2, 2005 and December 28, 2003 and for the two-day period subsequent to the December 27, 2002 date of the Sybra Acquisition for the year ended December 29, 2002. However, royalties and franchise and related fee revenues from Sybra, which are no longer included in the accompanying consolidated statements of operations and statements of cash flows subsequent to the Sybra Acquisition, were included in such statements prior to the date of the Sybra Acquisition. For the year ended December 29, 2002, Sybra's results of operations before income taxes were reported in 'Other income, net' (see
Note 19) for convenience since Sybra's pretax income for the two-day period subsequent to the December 27, 2002 acquisition date was not material to the Company's consolidated loss from continuing operations before income taxes and minority interests. The pretax income of Sybra for that two-day period consisted of the following components (in thousands):

Net sales and other income..................................  $933
Costs and expenses..........................................   918
                                                              ----
    Income before income taxes..............................  $ 15
                                                              ----
                                                              ----

PURCHASE PRICE ALLOCATIONS OF ACQUISITIONS

    The following table (1) summarizes the allocations of the purchase prices of Sybra and, on a preliminary basis, Deerfield to the assets acquired and liabilities assumed in the Sybra Acquisition and the Deerfield Acquisition, respectively, and (2) provides a reconciliation to 'Cost of business acquisitions less cash acquired' in the accompanying consolidated statements of cash flows for 2002 and 2003, in the aggregate, for the Sybra Acquisition and 2004 for the Deerfield Acquisition (in thousands):

                                                              SYBRA           DEERFIELD
                                                           ACQUISITION       ACQUISITION
                                                           -----------       -----------
Current assets...........................................   $ 18,014          $ 30,877
Restricted cash equivalents..............................     --                   400
Investments..............................................     --                    49
Properties...............................................     59,050               739
Goodwill.................................................     67,424            54,111
Asset management contracts and other intangible assets...      3,371            34,227
Deferred income tax benefit..............................     13,504            --
Deferred costs and other assets..........................        398               590
                                                            --------          --------
    Total assets acquired................................    161,761           120,993
                                                            --------          --------
Current liabilities......................................     30,631            24,039
Long-term debt, including current portion................    103,242            --
Deferred income and minority interests in Deerfield......     --                 2,047
Unfavorable lease liability..............................     15,475            --
Other liabilities and deferred income....................      2,463            --
                                                            --------          --------
    Total liabilities assumed............................    151,811            26,086
                                                            --------          --------
        Net assets acquired..............................      9,950            94,907
Less cash acquired.......................................      9,425             1,014
                                                            --------          --------
Cost of business acquisitions less cash acquired.........   $    525 (a)      $ 93,893
                                                            --------          --------
                                                            --------          --------

---------

 (a) Includes an adjustment of $200,000 in 2003.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(4) INCOME (LOSS) PER SHARE

    Income (loss) per share amounts in the accompanying consolidated financial statements and notes thereto reflect the effect of a stock distribution (the 'Stock Distribution') on September 4, 2003 of two shares of Class B Common Stock for each share of Class A Common Stock issued as of August 21, 2003 (see
Note 15), as if the Stock Distribution had occurred at the beginning of 2002.

    Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the table below. Net income for 2002 was allocated equally among each share of Class A Common Stock and Class B Common Stock since prior to the Stock Distribution there were no dividends declared or contractually payable. Net loss for 2003 was also allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for 2004 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio to the extent of any dividends paid during the year with any excess allocated giving effect to the current minimum stated dividend participation rate of 110% for the Class B Common Shares compared with the Class A Common Shares (see Note 15). The weighted average number of shares includes the weighted average effect of the shares held in the additional deferred compensation trusts which are not reported as outstanding shares for financial statement purposes (see Notes 15 and 24).

    Diluted income (loss) per share for 2002 and 2003 was the same as basic income (loss) per share for each of the Class A and Class B Common Stock since the Company reported a loss from continuing operations and, therefore, the effect of all potentially dilutive securities on the loss per share from continuing operations would have been antidilutive. Diluted income per share for 2004 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects of dilutive stock options, computed using the treasury stock method, as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's $175,000,000 of 5% convertible notes which would have been antidilutive due to the effect of the interest on the convertible notes, net of income taxes, which would be added back to the allocated income loss per share of Class A Common Stock and Class B Common Stock obtainable upon conversion exceeding the reported basic income per share from continuing operations (see
Note 11).

    The only remaining Company securities as of January 2, 2005 that could dilute basic income per share for years subsequent to January 2, 2005 are
(1) outstanding stock options which are exercisable into 3,624,801 shares and 9,194,102 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, (see Note 15) and (2) $175,000,000 of 5% convertible notes which are convertible into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively (see Note 11).

    Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

                                                          2002      2003      2004
                                                          ----      ----      ----
Class A Common Stock:
    Continuing operations..............................  $(3,252)  $(4,361)  $  476
    Discontinued operations............................    3,700       748    4,018
                                                         -------   -------   ------
    Net income (loss)..................................  $   448   $(3,613)  $4,494
                                                         -------   -------   ------
                                                         -------   -------   ------

Class B Common Stock:
    Continuing operations..............................  $(6,505)   (8,722)  $1,001
    Discontinued operations............................    7,400     1,497    8,446
                                                         -------   -------   ------
    Net income (loss)..................................  $   895   $(7,225)  $9,447
                                                         -------   -------   ------
                                                         -------   -------   ------

    The number of shares used to calculate basic and diluted loss per share were as follows (in thousands):

                                                           2002     2003     2004
                                                           ----     ----     ----
Class A Common Shares:
    Weighted average shares
        Outstanding.....................................  20,446   19,755   21,111
        Held in deferred compensation trusts............    --        248    1,122
                                                          ------   ------   ------
  Basic shares..........................................  20,446   20,003   22,233
      Dilutive effect of stock options..................    --       --      1,182
                                                          ------   ------   ------
  Diluted shares........................................  20,446   20,003   23,415
                                                          ------   ------   ------
                                                          ------   ------   ------
Class B Common Shares:
    Weighted average shares
        Outstanding.....................................  40,892   39,514   38,249
        Held in deferred compensation trusts............    --        496    2,591
                                                          ------   ------   ------
  Basic shares..........................................  40,892   40,010   40,840
      Dilutive effect of stock options..................    --       --      2,366
                                                          ------   ------   ------
  Diluted shares........................................  40,892   40,010   43,206
                                                          ------   ------   ------
                                                          ------   ------   ------

(5) SHORT-TERM INVESTMENTS AND CERTAIN LIABILITY POSITIONS

SHORT-TERM INVESTMENTS

    The Company's short-term investments are carried at fair market value, except for short-term Cost Investments (see Note 1) set forth in the table below. The cost of available-for-sale debt securities represents amortized cost. The cost of available-for-sale securities and other short-term investments have also been reduced by any Other Than Temporary Losses (see Note 17). Information regarding the Company's short-term investments at December 28, 2003 and January 2, 2005 is as follows (in thousands):

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

                                            YEAR-END 2003                                      YEAR-END 2004
                            -----------------------------------------------   ------------------------------------------------
                                         UNREALIZED                                        UNREALIZED
                                          HOLDING                                            HOLDING
                                      ----------------   FAIR      CARRYING              ---------------     FAIR     CARRYING
                              COST    GAINS   LOSSES     VALUE      AMOUNT      COST     GAINS    LOSSES    VALUE      AMOUNT
                              ----    -----   ------     -----      ------      ----     -----    ------    -----      ------
Available-for-sale:
 Marketable equity
   securities               $ 37,666  $3,537  $(1,251)  $ 39,952   $ 39,952   $ 34,751   $6,231   $(297)   $ 40,685   $ 40,685
 Asset-backed securities...    --       --      --         --         --        25,497       10     (19)     25,488     25,488
 Preferred shares of CDOs..    --       --      --         --         --        18,350      334    --        18,684     18,684
 United States government
   and government agency
   debt securities.........    --       --      --         --         --        14,019     --       (38)     13,981     13,981
 Commercial paper..........    --       --      --         --         --         9,157     --      --         9,157      9,157
 Debt mutual fund..........    8,474      51    --         8,525      8,525      8,653     --        (8)      8,645      8,645
 Corporate debt
   securities..............   47,712     464     (798)    47,378     47,378      2,186      655    --         2,841      2,841
                            --------  ------  -------   --------   --------   --------   ------   -----    --------   --------
   Total available-for-sale
     securities............   93,852  $4,052  $(2,049)    95,855     95,855    112,613   $7,230   $(362)    119,481    119,481
                            --------  ------  -------   --------   --------   --------   ------   -----    --------   --------
                                      ------  -------                                    ------   -----
Trading:
 Asset-backed securities...    --                          --         --        42,991                       42,986     42,986
 Corporate debt
   securities..............    7,874                       7,567      7,567     12,502                       12,512     12,512
 United States government
   debt securities.........   13,342                      13,351     13,351      2,810                        2,799      2,799
 Derivatives (Note 12).....    --                          --         --         --                           1,042      1,042
 Marketable equity
   securities..............   26,186                      28,748     28,748        317                           50         50
                            --------                    --------   --------   --------                     --------   --------
   Total trading
     securities............   47,402                      49,666     49,666     58,620                       59,389     59,389
                            --------                    --------   --------   --------                     --------   --------
Short-term Cost
 Investments...............   27,606                      38,177     27,606     19,348                       24,530     19,348
                            --------                    --------   --------   --------                     --------   --------
                            $168,860                    $183,698   $173,127   $190,581                     $203,400   $198,218
                            --------                    --------   --------   --------                     --------   --------
                            --------                    --------   --------   --------                     --------   --------

    As of January 2, 2005, the Company had an aggregate of $362,000 of unrealized holding losses on available-for-sale securities relating to 32 securities. Each of these securities has been in a continuous unrealized loss position for less than 12 months.

    The maturities as of January 2, 2005 of asset-backed securities, including those with and without a single maturity date, United States government and government agency debt securities, commercial paper and corporate debt securities which are classified as available-for-sale at fair value, which is equal to their carrying value, are as follows (in thousands):

Within one year.............................................  $23,156
After one year through five years...........................   13,744
Six years...................................................    1,251
Asset-backed securities not due at a single maturity date...   13,316
                                                              -------
                                                              $51,467
                                                              -------
                                                              -------

    Proceeds from sales and maturities of available-for-sale securities and gross realized gains and gross realized losses on those sales, which are included in 'Investment income, net' in the accompanying consolidated statements of operations (see Note 17), are as follows (in thousands):

                                                      2002       2003       2004
                                                      ----       ----       ----
Proceeds from sales, including maturities..........  $69,297   $247,364   $206,563
                                                     -------   --------   --------
                                                     -------   --------   --------
Gross realized gains...............................  $ 2,829   $  5,238   $ 12,055
Gross realized losses..............................     (206)       (98)    (8,243)
                                                     -------   --------   --------
                                                     $ 2,623   $  5,140   $  3,812
                                                     -------   --------   --------
                                                     -------   --------   --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The following is a summary of the components of the unrealized gains or losses on available-for-sale securities included in other comprehensive income
(loss) (in thousands):

                                                          2002      2003     2004
                                                          ----      ----     ----
Unrealized holding gains arising during the year.......  $    38   $2,105   $ 5,492
Reclassification of prior year net unrealized holding
  gains included in net income or loss.................   (1,332)    (324)     (627)
                                                         -------   ------   -------
                                                          (1,294)   1,781     4,865
Equity in change in unrealized gain (loss) on
  available-for-sale securities and other investments
  accounted for similar thereto........................       33      (23)      (20)
Income tax benefit (provision).........................      435     (605)   (1,696)
Minority interests in a consolidated subsidiary........    --        --        (129)
                                                         -------   ------   -------
                                                         $  (826)  $1,153   $ 3,020
                                                         -------   ------   -------
                                                         -------   ------   -------

    The change in the net unrealized gain (loss) on trading securities and in 2004, trading derivatives, resulted in gains (losses) of $(883,000), $5,205,000 and $(2,050,000) in 2002, 2003 and 2004 respectively, which are included in 'Investment income, net' in the accompanying consolidated statements of operations (see Note 17).

    The preferred shares of CDOs represent less than 5% of each of the CDOs' total debt and equity as of January 2, 2005. In addition, the Company has determined that it does not have the majority of expected losses or gains of the respective CDOs. The Company may be considered to have significant variable interests in the CDOs in which the Company manages and owns an equity interest in CDOs, but is not the primary beneficiary. The Company's maximum loss exposure relating to these variable interests is comprised of its investment balance of $18,684,000 and the potential loss of future management fees.

    Short-term Cost Investments represent (1) investments in limited partnerships, limited liability companies and similar investment entities, principally hedge funds which invest in securities that primarily consist of debt securities, common and preferred equity securities, convertible preferred equity and debt securities, stock warrants and rights and stock options and, in 2003, (2) assignments of commercial term loans. These investments are focused on both domestic and foreign securities.

CERTAIN LIABILITY POSITIONS RELATED TO SHORT-TERM INVESTMENTS

    Certain liability positions related to short-term investments, which are included in 'Accrued expenses and other current liabilities' (see Note 6) in the accompanying consolidated balance sheets, consisted of the following (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Securities sold under agreements to repurchase..............  $ --      $15,169
Securities sold with an obligation to purchase..............   27,728    10,251
Derivatives held in trading portfolios in liability
  positions (Note 12).......................................    --          373
                                                              -------   -------
                                                              $27,728   $25,793
                                                              -------   -------
                                                              -------   -------

    The Company enters into (1) securities sold under agreements to repurchase ('Repurchase Agreements'), (2) debt and equity securities sold with an obligation to purchase ('Short Sales'), and (3) derivatives which are held in trading portfolios, certain of which were in liability positions as of January 2, 2005, all as part of its portfolio management strategy. Repurchase Agreements are securities sold under agreements to repurchase for fixed amounts at specified future dates. Short sales are debt and equity securities not owned at the time of sale that require purchase of the debt and equity securities at a future date. The change in the net unrealized gains (losses) on securities sold with an obligation to purchase resulted in losses of $(1,020,000) and $(4,578,000) in

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

2002 and 2003, respectively, and income of $291,000 in 2004, which are included in 'Investment income, net' (see Note 17). Derivatives in liability positions as of January 2, 2005 consisted of certain futures contracts and credit default swaps (see Notes 12 and 13).

COLLATERAL

    Debt securities with an aggregate carrying value of $15,140,000 as of January 2, 2005 are pledged as collateral for Repurchase Agreements. Debt securities and marketable equity securities with an aggregate carrying value of $5,008,000 and cash of $10,255,000 as of January 2, 2005 included in 'Restricted cash equivalents' classified in current assets (see Note 7) in the accompanying consolidated balance sheet are pledged as collateral principally for Short Sales. Cash of $6,017,000 also included in 'Restricted cash equivalents' classified in current assets secures the notional amount (see Note 12) of trading derivatives held in trading portfolios. In addition, certain preferred shares of CDOs with an aggregate carrying value of $14,266,000 as of January 2, 2005 are pledged as collateral for certain notes payable (see Note 10).

(6) BALANCE SHEET DETAIL

CASH

    Cash and cash equivalents aggregating $9,495,000 and $10,222,000 as of December 28, 2003 and January 2, 2005, respectively, are pledged as collateral for the Company's insured securitization notes (see Note 11). Although such balances were pledged as collateral, the indenture pursuant to which the securitization notes were issued permits the usage of such balances during the following month.

RECEIVABLES

    The following is a summary of the components of receivables (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Accounts:
    Trade...................................................  $10,382   $26,795
    Investment settlements..................................      495    30,116
    Affiliates..............................................       16        19
    Other...................................................    2,852     2,662
                                                              -------   -------
                                                               13,745    59,592
Notes:
    Other (Note 10).........................................    --        5,000
                                                              -------   -------
                                                               13,745    64,592
                                                              -------   -------
Less allowance for doubtful accounts:
    Trade accounts..........................................      507       137
    Other accounts..........................................      168       124
                                                              -------   -------
                                                                  675       261
                                                              -------   -------
                                                              $13,070   $64,331
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The following is an analysis of the allowance for doubtful accounts (in thousands):

                                                           2002     2003    2004
                                                           ----     ----    ----
Balance at beginning of year............................  $1,510   $1,259   $ 675
Provision for (recovery of) doubtful accounts:
    Trade accounts (a)..................................     331     (115)   (363)
    Other accounts......................................     235      (12)   --
    Trade notes (b).....................................    (693)    (367)   --
                                                          ------   ------   -----
                                                            (127)    (494)   (363)
                                                          ------   ------   -----
Uncollectible accounts written off:
    Trade accounts......................................     (82)     (77)     (7)
    Other accounts......................................     (42)     (13)    (44)
                                                          ------   ------   -----
                                                            (124)     (90)    (51)
                                                          ------   ------   -----
Balance at end of year..................................  $1,259   $  675   $ 261
                                                          ------   ------   -----
                                                          ------   ------   -----

---------

 (a) The recovery in 2003 and 2004 represents the release of allowances for doubtful accounts no longer required due to a continuing favorable collections history for formerly delinquent trade accounts.

 (b) The reversal in 2002 and 2003 represents the realization of collections related to fully-reserved notes receivable from two franchisees.

    Certain trade receivables with an aggregate net book value of $8,837,000 as of January 2, 2005 are pledged as collateral for the Company's insured securitization notes (see Note 11).

INVENTORIES

    Inventories consist principally of food, beverage and paper inventories and are classified entirely as raw materials. Inventories aggregating $1,723,000 as of January 2, 2005 are pledged as collateral for certain debt (see Note 11).

PROPERTIES

    The following is a summary of the components of properties (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2003       2004
                                                                ----       ----
Owned:
    Land....................................................  $  1,607   $  1,526
    Buildings and improvements..............................     1,097      1,080
    Office, restaurant and transportation equipment.........    90,020     96,273
    Leasehold improvements..................................    44,654     48,625
Leased assets capitalized...................................     1,709      1,550
                                                              --------   --------
                                                               139,087    149,054
Less accumulated depreciation and amortization..............    32,856     45,620
                                                              --------   --------
                                                              $106,231   $103,434
                                                              --------   --------
                                                              --------   --------

    Properties with a net book value of $91,410,000 as of January 2, 2005 are pledged as collateral for certain debt (see Note 11).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

DEFERRED COSTS AND OTHER ASSETS

    The following is a summary of the components of deferred costs and other assets (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Deferred financing costs....................................  $19,827   $19,827
Co-investment notes receivable from affiliates, net of
  allowance of $442 and $422 (a)............................    1,518     1,468
Other.......................................................    7,592    10,354
                                                              -------   -------
                                                               28,937    31,649
Less accumulated amortization...............................    7,283    10,136
                                                              -------   -------
                                                              $21,654   $21,513
                                                              -------   -------
                                                              -------   -------

---------

 (a) The initial allowance for non-current doubtful accounts of $569,000, net of a related write-off of $50,000, was provided in 2002. The allowance was increased during 2003 by a $67,000 additional provision and was reduced during 2003 and 2004 by $194,000 and $20,000, respectively, in connection with the write-off of certain uncollectible accounts which were forgiven in accordance with their terms.

ACCOUNTS PAYABLE

    The following is a summary of the components of accounts payable (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Trade.......................................................  $12,998   $10,530
Investment purchases........................................    --        9,651
Other.......................................................    3,316     2,731
                                                              -------   -------
                                                              $16,314   $22,912
                                                              -------   -------
                                                              -------   -------

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    The following is a summary of the components of accrued expenses and other current liabilities (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Accrued compensation and related benefits...................  $25,221  $ 50,666
Certain liability positions related to short-term
  investments (Note 5)......................................   27,728    25,793
Remaining payment due for investment in Jurlique
  International Pty Ltd (Note 8)............................    --       14,049
Accrued interest............................................    8,082     3,879
Accrued taxes...............................................    8,104     8,977
Other.......................................................   17,172    13,186
                                                              -------  --------
                                                              $86,307  $116,550
                                                              -------  --------
                                                              -------  --------

    Certain liability positions related to short-term investments as of January 2, 2005 are secured by marketable equity securities and debt securities with an aggregate carrying value of $20,148,000 included in 'Short-term investments' (see Note 5) in the accompanying consolidated balance sheet and cash of $10,255,000

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

included in 'Restricted cash equivalents' (see Note 7) classified in current assets in the accompanying consolidated balance sheet.

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

    The following is a summary of the components of minority interests in consolidated subsidiaries (in thousands):

                                                                 YEAR-END
                                                              --------------
                                                              2003    2004
                                                              ----    ----
Minority interests in:
    Opportunities Fund (4.8%) (Note 1)......................  $--    $ 5,154
    Deerfield (36.4% capital interest and 38.5% profit
      interests) (Note 1)...................................   --      4,949
    280 BT (42.1% and 41.1%) (Note 24)......................   599       585
                                                              ----   -------
                                                              $599   $10,688
                                                              ----   -------
                                                              ----   -------

    The minority interests set forth above are comprised principally of certain of the Company's management (see Note 24). Deerfield granted Profit Interests effective August 20, 2004 to certain of its key employees which effectively increased the minority interest in any profits of Deerfield subsequent to August 19, 2004 by 2.1% to 38.5% from 36.4%.

(7) RESTRICTED CASH EQUIVALENTS

    The following is a summary of the components of current restricted cash equivalents (in thousands):

                                                                  YEAR-END
                                                              ----------------
                                                               2003     2004
                                                               ----     ----
Collateral securing obligations for securities sold with an
  obligation to purchase (Note 5)...........................  $7,267   $10,255
Margin requirement securing the notional amount of trading
  derivatives (Note 5)......................................    --       6,017
                                                              ------   -------
                                                              $7,267   $16,272
                                                              ------   -------
                                                              ------   -------

    The following is a summary of the components of non-current restricted cash equivalents (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Collateral supporting obligations under insured
  securitization notes (Note 11)............................  $30,528   $30,547
Support for letters of credit securing payments due under
  leases....................................................    1,939     2,339
                                                              -------   -------
                                                              $32,467   $32,886
                                                              -------   -------
                                                              -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(8) INVESTMENTS

    The following is a summary of the carrying value of investments classified as non-current (in thousands):

                                INVESTMENT
                             -----------------              YEAR-END 2004
                                 YEAR-END        ------------------------------------
                             -----------------                   UNDERLYING   MARKET
                              2003      2004        % OWNED        EQUITY      VALUE
                              ----      ----        -------        ------      -----
Encore Capital Group, Inc.,
  at equity................  $ 6,019   $ 8,330        9.0%        $ 8,676     $47,628
Deerfield Triarc Capital
  Corp., at equity.........    --       14,055        3.7%         13,833
Restricted stock and stock
  options in Deerfield
  Triarc Capital Corp., at
  fair value...............    --        6,321
Jurlique International Pty
  Ltd., at cost............    --       25,611
Investments held in
  deferred compensation
  trusts, at cost
  (Note 24)................   21,496    17,001
Non-marketable equity
  securities, at cost......    3,756     3,756
Other, at cost.............    6,092     7,140
                             -------   -------
                             $37,363   $82,214
                             -------   -------
                             -------   -------

    The Company's consolidated equity in the earnings (losses) of investees accounted for under the Equity Method and classified as non-current and included as a component of 'Other income, net' (see Note 19) in the accompanying consolidated statements of operations consisted of the following components (in thousands):

                                                            2002    2003     2004
                                                            ----    ----     ----
Encore Capital Group, Inc.................................  $260   $2,052   $2,230
Deerfield Triarc Capital Corp.............................   --      --        (11)
                                                            ----   ------   ------
                                                            $260   $2,052   $2,219
                                                            ----   ------   ------
                                                            ----   ------   ------

    The Company and certain of its officers have invested in Encore Capital Group, Inc. ('Encore'), with the Company owning 9.0% and certain present officers, including entities controlled by them, collectively owning 14.5% of Encore's issued and outstanding common stock (the 'Encore Common Stock') as of January 2, 2005. Encore is a financial services company which purchases and manages charged-off consumer receivable portfolios acquired at deep discounts from their face value. The Company accounts for its investment in Encore under the Equity Method, though it directly owns less than 20% of the voting stock of Encore, because of the Company's ability to exercise significant influence over operating and financial policies of Encore through the Company's greater than 20% representation on Encore's board of directors. In their capacity as directors, the Company's representatives consult with the management of Encore with respect to various operational and financial matters of Encore and approve the selection of Encore's senior officers.

    Prior to 2002 the investment in Encore was reduced to zero due to losses of Encore and the Company ceased to apply the Equity Method to its equity in additional losses of Encore.

    During 2002 the Company, certain of its then officers, including entities controlled by them, and other significant stockholders of Encore invested an aggregate $5,000,000 in then newly issued convertible preferred stock of Encore (the 'Encore Preferred Stock') in which the Company invested $873,000, and the officers collectively invested $1,427,000. As a result, in 2002 the Company recognized its cumulative unrecorded equity in losses of Encore of $744,000 for periods prior to 2002 and resumed applying the Equity Method recognizing $1,004,000 of equity in the 2002 earnings of Encore. Accordingly, the net equity in earnings of

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

Encore amounted to $260,000 during 2002. Also during 2002 the outstanding principal amount of senior notes of Encore was reduced from $10,000,000 to $7,250,000 as the lender forgave $2,750,000 of principal and $2,573,000 of related accrued interest upon the investment in the Encore Preferred Stock. In connection with this forgiveness, Encore recorded an increase in its additional paid-in capital of $4,665,000 representing the aggregate $5,323,000 of debt forgiven less $658,000 of related unamortized debt discount and deferred loan costs. Accordingly, the Company recorded its equity of $393,000 in such amount as an increase in 'Additional paid-in capital' during 2002. The effect of the debt forgiveness was recorded by Encore as a capital contribution since it was facilitated by the Company and other significant equity holders of Encore Preferred Stock and through the Company's relationship with the lender resulting from prior investment banking and financial advisory services rendered to the Company by the lender and its affiliates.

    In connection with a public offering of Encore Common Stock in October 2003 (the 'Encore Offering'), all of the outstanding Encore Preferred Stock was converted into 10,000,000 shares of Encore Common Stock and certain stock warrants, including warrants owned by the Company, and employee stock options for Encore Common Stock were exercised. The Company received 1,745,660 shares and 101,275 shares of Encore Common Stock upon conversion of its Encore Preferred Stock and exercise of warrants, respectively. Immediately prior to these conversions and exercises, the Company owned 535,609 shares, or 7.2%, of the outstanding Encore Common Stock. As a result of these conversions and exercises, the Company owned 13.0% of the outstanding Encore Common Stock before giving effect to the Encore Offering. In the Encore Offering, 5,750,000 shares of Encore Common Stock were sold at a price of $11.00 per share, before fees and expenses of $0.96 per share. The Encore Offering included 3,000,000 newly issued shares and 2,750,000 shares offered by certain existing stockholders, including the Company and certain of the Company's officers, of which the Company sold 379,679 shares (the 'Company's Sale'). The Company's ownership percentage in Encore was reduced to 9.4% after giving effect to the Encore Offering and was further reduced to 9.1% and 9.0% as of December 28, 2003 and January 2, 2005, respectively, as a result of additional exercises of Encore stock options and, in 2003, warrants by third parties.

    The Company recorded a $5,810,000 gain for the year ended December 28, 2003 relating to the Company's Sale and the effect of the Encore Offering. Such gain consisted of (1) $3,292,000 arising from the Company's Sale and (2) $2,518,000 representing non-cash gains consisting of $2,362,000 from the Encore Offering for the Company's equity in the excess of the $10.04 net per share proceeds to Encore in the Encore Offering over the Company's carrying value per share and the decrease in the Company's ownership percentage and $156,000 from the exercises of Encore stock options and warrants, as referred to in the preceding paragraph, not participated in by the Company. The Company recorded a $66,000 gain in the accompanying consolidated statement of operations for the year ended January 2, 2005 from the exercise of Encore stock options not participated in by the Company. All such gains are included in 'Gain (loss) on sale of businesses' (see Note 18) in the accompanying consolidated statements of operations.

    The Company's ownership interest in Encore increased in October 2003 as a result of additional acquisitions of Encore Common Stock (the '2003 Encore Acquisition') from the conversion and the warrant exercise. Since each of those transactions also involved the contribution of capital to Encore's common equity from other third parties, the Company recorded its $540,000 equity interest in those capital contributions as a component of the $552,000 increase in 'Additional paid-in capital' reported as 'Equity in additions to paid-in capital of an equity investee' in the accompanying consolidated statement of stockholders' equity for the year ended December 28, 2003. The cost of the 2003 Encore Acquisition was $1,026,000 less than the additional underlying equity in the net assets of Encore, excluding the aforementioned third party contributions. The Company's proportionate share of the Encore assets to which such difference could be allocated as a reduction of the Company's proportionate share of those assets as if Encore were a consolidated subsidiary was $350,000. The remaining $676,000 could not be allocated to Encore assets and, since such amount was not material in relation to net loss, was included in the equity in the earnings of Encore of $2,052,000 as set forth in the preceding table. The carrying value of the Company's investment in the common stock of Encore at January 2, 2005 is $346,000 less than the corresponding underlying equity interest in Encore, net of accumulated

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

amortization, comprised of (1) $235,000 related to the Company's original investment in Encore Common Stock prior to 2002 and (2) $111,000 remaining from the $350,000 effectively allocated to Encore's assets, net of amortization and other reductions. The decrease in the difference between the Company's investment in the common stock of Encore and the corresponding underlying equity interest in Encore of $132,000 during the year ended January 2, 2005 is netted in the equity in net earnings of investees included in 'Other income, net' (see
Note 19) in the accompanying consolidated statement of operations.

    In December 2004 the Company purchased 1,000,000 shares of the REIT (see
Note 1), the assets of which are managed by the Company. This purchase was pursuant to a private offering (the 'REIT Offering'), and was for $15,000,000, less $912,000 of related issuance costs, principally underwriters' discount. These shares represent an ownership percentage in the REIT of 3.7% at January 2, 2005. The Company accounts for its investment in the REIT under the Equity Method due to the Company's significant influence over the operational and financial policies of the REIT, principally reflecting the Company's greater than 20% representation on the REIT's board of directors and the management of the REIT by the Company. In connection with the REIT Offering, the Company was granted 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT (collectively, the 'Restricted Investments'). The Restricted Investments represent stock-based compensation granted in consideration of the Company's management of the REIT. The Restricted Investments were recorded at fair value, which was $6,058,000 and $263,000 for the restricted stock and stock options, respectively, with an equal offsetting credit to deferred income and will be adjusted for any future changes in their fair value. Such deferred income is amortized to revenues as 'Asset management and related fees' ratably over the three-year vesting period of the Restricted Investments and amounted to $95,000 for the year ended January 2, 2005. The Company also recorded its $232,000 equity in the value of the Restricted Investments recorded by the REIT as a charge to the 'Unearned Compensation' component of 'Stockholders' equity' with an equal offsetting increase to 'Additional paid-in capital.' The carrying value of the investment in the REIT is greater than the Company's interest in the underlying equity of the REIT as a result of the dilution caused by the grant of restricted stock to the Company for which the REIT received no consideration. This excess will be amortized over the three-year vesting period of the Restricted Investments as a reduction of the equity in earnings of the REIT.

    In July 2004 the Company acquired a 25% equity interest (14.3% general voting interest) in Jurlique International Pty Ltd. ('Jurlique'), a privately held Australian skin and beauty products company. The Company accounts for its investment in Jurlique under the Cost Method since its 14.3% voting interest does not provide it the ability to exercise significant influence over Jurlique's operational and financial policies. The Company paid $13,303,000 of the cost of the investment, including expenses of $407,000, with the remainder payable in July 2005. The remainder is payable in 18,000,000 Australian dollars, or $14,049,000 based on the exchange rate as of January 2, 2005 and is included in 'Accrued expenses and other current liabilities' (see Note 6) and bears interest commencing March 23, 2005. In connection with the Jurlique investment and the July 2005 payment, the Company entered into certain foreign currency related derivative transactions that are described in Note 12.

SUMMARY FINANCIAL INFORMATION OF EQUITY INVESTMENTS

    Presented below is summary financial information of Encore as of and for the year ended December 31, 2003, Encore's year-end. Summary information is not presented for the year ended December 29, 2002 and as of and for the year ended January 2, 2005 because the Company's Equity Investments, including Equity Investments classified as 'Short-term investments' (see Note 5), were not significant to the Company's

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

consolidated total assets or consolidated income (loss) from continuing operations before income taxes and minority interests in 2002 or 2004. The summary financial information is as follows (in thousands):

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

(9) GOODWILL AND ASSET MANAGEMENT CONTRACTS AND OTHER INTANGIBLE ASSETS

    The following is a summary of the components of goodwill (in thousands):

                                                                   YEAR-END
                                                              ------------------
                                                               2003       2004
                                                               ----       ----
Goodwill....................................................  $75,830   $129,941
Less accumulated amortization...............................   11,677     11,677
                                                              -------   --------
                                                              $64,153   $118,264
                                                              -------   --------
                                                              -------   --------

    The Company no longer amortizes goodwill. A summary of the changes in the carrying amount of goodwill for 2003 and 2004 is as follows (in thousands):

                                            2003                     2004
                                         ----------   ----------------------------------
                                                                     ASSET
                                         RESTAURANT   RESTAURANT   MANAGEMENT
                                          SEGMENT      SEGMENT      SEGMENT      TOTAL
                                          -------      -------      -------      -----
Balance at beginning of year...........   $ 90,689     $64,153      $ --        $ 64,153
Goodwill acquired in the Deerfield
  Acquisition (Note 3).................     --           --          54,111       54,111
Adjustments to goodwill acquired in the
  Sybra Acquisition (Note 3)...........     (4,536)      --           --           --
Impairment (Note 16)...................    (22,000)      --           --           --
                                          --------     -------      -------     --------
Balance at end of year.................   $ 64,153     $64,153      $54,111     $118,264
                                          --------     -------      -------     --------
                                          --------     -------      -------     --------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The following is a summary of the components of asset management contracts and other intangible assets, all of which are subject to amortization (in thousands):

                                         YEAR-END 2003                     YEAR-END 2004
                                -------------------------------   --------------------------------
                                          ACCUMULATED                       ACCUMULATED
                                 COST     AMORTIZATION    NET      COST     AMORTIZATION     NET
                                 ----     ------------    ---      ----     ------------     ---
Asset management contracts
  acquired in the Deerfield
  Acquisition (Note 3)........  $ --         $--         $ --     $32,228      $1,594      $30,634
Trademarks....................    7,776       3,604       4,172     6,194       4,120        2,074
Favorable leases..............    3,265         186       3,079     3,218         348        2,870
Computer software.............    1,234         435         799     3,174         700        2,474
Non-compete agreements and
  distribution rights.........      110          45          65       956         112          844
                                -------      ------      ------   -------      ------      -------
                                $12,385      $4,270      $8,115   $45,770      $6,874      $38,896
                                -------      ------      ------   -------      ------      -------
                                -------      ------      ------   -------      ------      -------

Aggregate amortization expense:
    Actual for fiscal year:
      2003..................................................  $  991
      2004..................................................   4,669(a)
    Estimate for fiscal year:
      2005..................................................  $5,191
      2006..................................................   5,043
      2007..................................................   3,884
      2008..................................................   3,242
      2009..................................................   3,219

---------

 (a) This amount includes $1,670,000 of impairment charges related to other intangible assets (see Note 16).

(10) NOTES PAYABLE

    Notes payable relate to the Company's asset management business and consisted of the following at January 2, 2005 (in thousands):

Notes payable to financial institutions bearing interest at
  a weighted average rate of 2.78% as of January 2, 2005,
  net of unamortized discount of $135 (a)...................  $10,334
Note payable to an institutional investor bearing interest
  effectively at 15.08% as of January 2, 2005 (b)...........    5,000
                                                              -------
                                                              $15,334
                                                              -------
                                                              -------

---------

 (a) These notes are secured by certain of the Company's short-term investments in preferred shares of CDOs having a carrying value of $14,266,000 as of January 2, 2005. The notes bear interest at variable rates ranging from the three-month London Interbank Offered Rate ('LIBOR') to LIBOR plus 1%, reset quarterly. The notes have no stated maturities, but are payable from a portion or all of distributions the Company receives on, or sales proceeds from, the respective preferred shares of CDOs, as well as certain of the asset management fees to be paid to the Company from the CDOs.

 (b) This note is effectively offset by a related note receivable included in 'Receivables' (see Note 6), both of which were settled on January 26, 2005.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(11) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                              YEAR-END
                                                         -------------------
                                                           2003       2004
                                                           ----       ----
Insured securitization notes bearing interest at 7.44%
  having expected repayments through 2011, net of
  unamortized original issue discount of $23 as of
  January 2, 2005 (a)..................................  $234,112   $211,860
5% convertible notes due 2023 (b)......................   175,000    175,000
Leasehold notes bearing interest at a weighted average
  rate of 9.63% as of January 2, 2005 due through 2021
  (c)..................................................    69,901     64,640
Secured bank term loan bearing interest effectively at
  6.8% due through 2008 (d)............................    15,060     11,833
Secured promissory note bearing interest at 8.95% due
  through 2006 (e).....................................    11,460      9,427
Equipment notes bearing interest at a weighted average
  rate of 9.71% as of January 2, 2005 due through 2009
  (f)..................................................     5,039      3,681
Mortgage notes bearing interest at a weighted average
  rate of 9.82% as of January 2, 2005 due through 2018
  (g)..................................................     3,210      3,061
Mortgage notes related to restaurants sold in 1997
  bearing interest at a weighted average rate of 10.37%
  as of January 2, 2005 due through 2016 (h)...........     2,888      2,768
Capitalized lease obligations..........................     1,835      1,036
Other..................................................       412        387
                                                         --------   --------
        Total debt.....................................   518,917    483,693
        Less amounts payable within one year...........    35,637     37,214
                                                         --------   --------
                                                         $483,280   $446,479
                                                         --------   --------
                                                         --------   --------

    Aggregate annual maturities of long-term debt were as follows as of January 2, 2005 (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                  ------
2005......................................................  $ 37,214
2006......................................................    43,819
2007......................................................    38,575
2008......................................................    39,500
2009......................................................    39,986
Thereafter................................................   284,622
                                                            --------
                                                             483,716
Less unamortized original issue discount..................        23
                                                            --------
                                                            $483,693
                                                            --------
                                                            --------

---------

 (a) The Company, through Arby's Trust, has outstanding $211,883,000 of insured non-recourse securitization notes (the 'Securitization Notes') as of January 2, 2005 which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture (the 'Securitization Indenture') pursuant to which the Securitization Notes were issued, the Company currently estimates it will repay $23,969,000 in 2005 with increasing annual payments to $37,377,000 in 2011 in accordance with a targeted principal payment schedule. The table of annual
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(footnotes continued from previous page)

     maturities of long-term debt above reflects these targeted payments. The Securitization Notes are redeemable by Arby's Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

     Obligations under the Securitization Notes are insured by a financial guarantee company and are collateralized by assets of the Company with an aggregate net book value of $49,606,000 as of January 2, 2005 consisting of cash and cash equivalents of $10,222,000, a cash equivalent reserve account of $30,547,000 and royalties receivable of $8,837,000.

 (b) The 5% convertible notes due 2023 (the 'Convertible Notes') were issued on May 19, 2003 and are convertible under specified circumstances into an aggregate 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, at a combined conversion rate of 25 shares of Class A Common Stock and 50 shares of Class B Common Stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances and after giving effect to the Stock Distribution. This rate represents an aggregate conversion price of $40.00 for every one share of Class A Common Stock and two shares of Class B Common Stock. The Convertible Notes are redeemable at the Company's option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, of the Company, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. The indenture pursuant to which the Convertible Notes were issued does not contain any significant financial covenants.

 (c) The leasehold notes (the 'Leasehold Notes') were assumed in the Sybra Acquisition and are due in equal monthly installments, including interest, through 2021 of which $5,551,000 of principal is due in 2005. The Leasehold Notes bear interest at rates ranging from 6.23% to 10.93% and are secured by restaurant leasehold improvements, equipment and inventories with respective net book values of $29,467,000, $12,253,000 and $1,723,000.

 (d) The secured bank term loan (the 'Bank Term Loan') is due in equal amounts of $3,227,000 in each year through 2007 and $2,152,000 in 2008. The Bank Term Loan bears interest at variable rates (4.13% as of January 2, 2005), determined at the Company's option, at the prime rate or the one-month LIBOR plus 1.85%, reset monthly. The Company also entered into an interest rate swap agreement (the 'Swap Agreement') on the Bank Term Loan which commenced August 1, 2001 whereby it effectively pays a fixed rate of 6.8% as long as the one-month LIBOR is less than 6.5%, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above 6.5% (see
     Note 12). Obligations under the Bank Term Loan are secured by an airplane with a net book value of $18,984,000 as of January 2, 2005.

 (e) The secured promissory note (the 'Promissory Note') is due $2,223,000 in 2005 and $7,204,000 in 2006. The Promissory Note is secured by an airplane with a net book value of $22,740,000 as of January 2, 2005.

 (f) The equipment notes (the 'Equipment Notes') were assumed in the Sybra Acquisition and are due in equal monthly installments, including interest, through 2009 of which $1,338,000 of principal is due in 2005. The Equipment Notes bear interest at rates ranging from 8.50% to 11.64% and are secured by restaurant equipment with a net book value of $5,221,000.

 (g) The mortgage notes (the 'Mortgage Notes') were assumed in the Sybra Acquisition and are due in equal monthly installments, including interest, through 2018 of which $164,000 of principal is due in 2005. The Mortgage Notes bear interest at rates ranging from 8.77% to 10.11% and are secured by land and buildings of restaurants with net book values of $1,110,000 and $995,000, respectively.

 (h) The Company remains liable for $2,768,000 of mortgage notes payable as of January 2, 2005, of which it is a co-obligor for notes aggregating $409,000 as of January 2, 2005.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The loan agreements for most of the Leasehold Notes, Mortgage Notes and Equipment Notes contain various prepayment provisions that provide for prepayment penalties of up to 5% of the principal amount prepaid or are based upon specified 'yield maintenance' formulas.

    The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of the Company's subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Trust. The Company was in compliance with all of such covenants as of January 2, 2005.

    In accordance with the Securitization Indenture, as of January 2, 2005, Arby's Trust had no amounts available for the payment of distributions. However, on January 20, 2005, $1,268,000 relating to cash flows for the calendar month of December 2004 became available for the payment of such distributions by Arby's Trust, through its parent to Arby's which, in turn, would be available to Arby's to pay management service fees or Federal income tax-sharing payables to Triarc or, to the extent of any excess, make distributions to Triarc.

    Sybra is required to maintain a fixed charge coverage charge ratio (the 'FCCR') under the agreements for the Leasehold Notes and Mortgage Notes and Sybra was in compliance with the minimum FCCR as of January 2, 2005.

(12) DERIVATIVE INSTRUMENTS

    The Company invests in derivative instruments that are subject to the guidance in SFAS 133. At January 2, 2005, these instruments are as follows:
(1) derivatives held in a short-term investment trading portfolio (described in detail below), (2) the Swap Agreement entered into prior to 2002 (see Note 11 and below), (3) a foreign currency forward contract whereby the Company fixed the exchange rate in connection with a liability for the remaining cost of the investment in Jurlique payable by the Company in Australian dollars in July 2005 and (4) a put and call arrangement on a portion of the Company's total cost related to the investment in Jurlique whereby the Company limited its overall foreign currency risk of holding the investment through July 2007. At
January 2, 2005, the Company's derivatives held in a short-term investment trading portfolio consisted of (1) bank loan total return swaps, (2) futures contracts relating to interest rates, (3) forward contracts on corporate bonds and (4) credit default swaps. In addition, the Company's derivatives during 2002, 2003 and a portion of 2004 had previously included the conversion component of short-term investments in convertible debt securities and put and call options on a portion of equity and corporate debt securities, all held in a short-term investment trading portfolio. The Company did not designate any of these derivatives as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in the Company's results of operations. The Company invests in the derivatives held in short-term investment trading portfolios as part of its overall investment portfolio strategy. This strategy includes balancing the relative proportion of its investments in cash equivalents with their relative stability and risk-minimized returns with opportunities to avail the Company of higher, but more risk-inherent, returns associated with other investments, including these trading derivatives. In that regard, in October 2004, the Company increased investing activities in the derivatives held in a short-term investment trading portfolio. The Swap Agreement effectively establishes a fixed interest rate on the variable-rate Bank Term Loan, but with an embedded written call option whereby the Swap Agreement will no longer be in effect if, and for as long as, the one-month LIBOR is at or above a specified rate. On the initial date of the Swap Agreement, the fair market value of the Swap Agreement and the embedded written call option netted to zero but, as interest rates either increase(d) or decrease(d), the fair market values of the Swap Agreement and written call option have moved and will continue to move in the same direction but not necessarily by the same amount. Derivative instruments that may be settled in the Company's own stock are not subject to the guidance in SFAS 133 (see Note 15).

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The notional amounts, converted as applicable into United States dollars, and the carrying amounts of the Company's derivatives described above as of January 2, 2005, and their classification in the accompanying consolidated balance sheet, are as follows (in thousands):

                                                                 YEAR-END 2004
                                                           --------------------------
                                                           NOTIONAL AMOUNT   CARRYING
                                                            LONG (SHORT)      AMOUNT
                                                            ------------      ------
Short-term investments:
    Bank loan total return swaps.........................     $ 52,885        $  613
    Futures contracts relating to interest rates.........       (2,500)          400
    Forward contracts on corporate bonds.................       45,000            14
    Forward contracts on corporate bonds.................      (45,000)            7
    Credit default swaps.................................       (3,000)            8
                                                                              ------
                                                                              $1,042
                                                                              ------
                                                                              ------
Deferred costs and other assets:
    Foreign currency forward contract....................       14,284        $1,640
                                                                              ------
                                                                              ------
Accrued expenses and other current liabilities:
    Futures contracts relating to interest rates.........        4,588        $  364
    Credit default swaps.................................        2,000             9
                                                                              ------
                                                                              $  373
                                                                              ------
                                                                              ------
Other liabilities and deferred income:
    Foreign currency put and call arrangement............       19,370        $  691
    Swap Agreement.......................................       11,833           284
                                                                              ------
                                                                              $  975
                                                                              ------
                                                                              ------

    Recognized net gains (losses) on the Company's derivatives were classified in the accompanying consolidated statements of operations as follows (in thousands):

                                                         2002      2003      2004
                                                         ----      ----      ----
Interest expense:
    Swap Agreement....................................  $  (578)  $   403   $   543
Investment income, net:
    Trading derivatives...............................    --        --          814
Other income, net:
    Foreign currency forward contract.................    --        --        1,640
    Foreign currency put and call arrangement.........    --        --       (1,411)
                                                        -------   -------   -------
                                                        $  (578)  $   403   $ 1,586
                                                        -------   -------   -------
                                                        -------   -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments for which the disclosure of fair values is required were as follows (in thousands):

                                                                YEAR-END
                                                -----------------------------------------
                                                       2003                  2004
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                 ------     -----      ------     -----
Financial assets:
    Cash and cash equivalents (a).............. $560,510   $560,510   $367,992   $367,992
    Restricted cash equivalents (Note 7) (a):
      Current..................................    7,267      7,267     16,272     16,272
      Non-current..............................   32,467     32,467     32,886     32,886
    Short-term investments (Note 5) (b)........  173,127    183,698    198,218    203,400
    Non-current Cost Investments (Note 8) for
      which it is:
      Practicable to estimate fair value (c)...   27,588     38,984     49,752     65,521
      Not practicable (d)......................    3,756                 3,756
    Restricted Investments (Note 8) (e)........    --         --         6,321      6,321
    Foreign currency forward contract
      (Note 12) (f)............................    --         --         1,640      1,640
Financial liabilities:
    Notes payable (Note 10) (g)................    --         --        15,334     15,334
    Long-term debt, including current portion
      (Note 11):
      Securitization Notes (h).................  234,112    259,270    211,860    228,522
      Convertible Notes (i)....................  175,000    185,719    175,000    189,000
      Leasehold Notes (h)......................   69,901     68,848     64,640     63,207
      Bank Term Loan (g).......................   15,060     15,060     11,833     11,833
      Promissory Note (h)......................   11,460     12,456      9,427      9,882
      Equipment Notes (h)......................    5,039      5,031      3,681      3,641
      Mortgage Notes (h).......................    3,210      3,168      3,061      2,989
      Mortgage notes related to restaurants
        sold in 1997 (h).......................    2,888      3,315      2,768      3,161
      Capitalized lease obligations (h)........    1,835      1,834      1,036      1,026
      Other (h)................................      412        407        387        378
                                                --------   --------   --------   --------
        Total long-term debt, including
          current portion......................  518,917    555,108    483,693    513,639
                                                --------   --------   --------   --------
    Investment purchase obligation payable in
      Australian dollars (Note 12) (j).........    --         --        14,049     14,049
    Repurchase Agreements (Note 5) (k).........    --         --        15,169     15,169
    Securities sold with an obligation to
      purchase (Note 5) (b)....................   27,728     27,728     10,251     10,251
    Trading derivative liabilities
      (Notes 5 and 12) (l).....................    --         --           373        373
    Deferred compensation payable to related
      parties (Note 24) (m)....................   29,299     29,299     32,941     32,941
    Foreign currency put and call arrangement
      in a net liability position (Note 12)
      (f)......................................    --         --           691        691
    Swap Agreement (Note 12) (n)...............      826        826        284        284
Guarantees of obligations of (Note 23):
    Subsidiaries of RTM Restaurant Group, Inc.:
      Lease obligations (o)....................      127        127         85         85
      Mortgage notes payable (o)...............       95         95         66         66
    AmeriGas Eagle Propane, L.P. debt (p)......    --           690      --           690

                                                        (footnotes on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(footnotes from previous page)
 (a) The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

 (b) The fair values were based principally on (1) quoted market prices,
     (2) broker/dealer prices or (3) statements of account received from investment managers or investees which were principally based on quoted market or broker/dealer prices.

 (c) These consist of investments held in deferred compensation trusts and certain other non-current Cost Investments. The fair values of these investments, other than Jurlique, were based almost entirely on statements of account received from investment managers or investees which are principally based on quoted market or broker/dealer prices. To the extent that some of these investments, including the underlying investments in investment limited partnerships, do not have available quoted market or broker/dealer prices, the Company relies on third-party appraisals or valuations performed by the investment managers or investees in valuing those investments. The fair value of the Company's investment in Jurlique, which is not publicly traded, was based on converting the original purchase price in Australian dollars, which was assumed to approximate fair value due to the relatively recent purchase of such investment in July 2004, to United States dollars using the foreign currency exchange rate as of January 2, 2005.

 (d) It was not practicable to estimate the fair value of these Cost Investments because the investments are non-marketable.

 (e) The Restricted Investments consist of restricted stock and stock options in the REIT. The fair value of the restricted stock was determined by the offering price of the stock in a recent private offering. The fair value of the restricted stock options was calculated under the Black-Scholes-Merton option pricing model.

 (f) The fair values were determined by broker/dealer prices and were based on current and expected future currency rates.

 (g) The fair value approximated the carrying value due to the frequent reset, on a monthly or quarterly basis, of the floating interest rates.

 (h) The fair values were determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

 (i) The fair value was based on the quoted asked price.

 (j) The fair value represents the liability converted at the foreign currency exchange rate as of January 2, 2005.

 (k) The fair value approximated the carrying amount, due to the daily resetting of interest rates on the contractual amounts.

 (l) Trading derivative liabilities consist of futures contracts and credit default swaps. The fair values of the futures contracts were based on quoted market prices. The fair values of credit default swaps were based on broker/dealer quotations.

 (m) The fair value was equal to the fair value of the underlying investments held by the Company in the related trusts which may be used to satisfy such payable in full.

 (n) The fair value was based on a quote provided by the bank counterparty.

 (o) The fair values were assumed to reasonably approximate their carrying amounts since the carrying amounts represent the fair value as of the inception of the guarantee less subsequent amortization.

 (p) The fair value was determined through an independent appraisal based on the net present value of the probability adjusted payments which may be required to be made by the Company.

    The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated fair value due to the related allowance for doubtful accounts receivable and the short-term maturities of accounts payable and accrued expenses and, accordingly, they are not required to be presented in the table above.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(14) INCOME TAXES

    The loss from continuing operations before income taxes and minority interests consisted of the following components (in thousands):

                                                        2002      2003      2004
                                                        ----      ----      ----
Domestic.............................................  $16,606   $14,523   $13,073
Foreign..............................................       28        50        16
                                                       -------   -------   -------
                                                       $16,634   $14,573   $13,089
                                                       -------   -------   -------
                                                       -------   -------   -------

    The benefit from (provision for) income taxes from continuing operations consisted of the following components (in thousands):

                                                        2002      2003      2004
                                                        ----      ----      ----
Current:
    Federal..........................................  $ 3,855   $ --      $ --
    State............................................   (1,668)   (1,938)   (2,950)
    Foreign..........................................     (256)     (276)     (260)
                                                       -------   -------   -------
                                                         1,931    (2,214)   (3,210)
                                                       -------   -------   -------
Deferred:
    Federal..........................................    1,226     2,774     4,697
    State............................................      172       811     1,404
                                                       -------   -------   -------
                                                         1,398     3,585     6,101
                                                       -------   -------   -------
Release of tax contingency reserve...................    --        --       14,592
                                                       -------   -------   -------
        Total........................................  $ 3,329   $ 1,371   $17,483
                                                       -------   -------   -------
                                                       -------   -------   -------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The net current deferred income tax benefit and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                                   YEAR-END
                                                              -------------------
                                                                2003       2004
                                                                ----       ----
Current deferred income tax benefit (liability):
    Accrued compensation and related benefits...............  $  6,083   $  9,245
    Investment limited partnerships basis differences.......     4,205      4,321
    Investment write-downs for Other Than Temporary Losses
      on marketable equity securities and an investment
      limited partnership...................................     1,284      3,526
    Accrued liabilities of SEPSCO discontinued operations
      (Note 20).............................................       540        483
    Severance, relocation and closed store reserves.........       353        131
    Allowance for doubtful accounts.........................       263        102
    Unrealized (gains) losses, net, on available-for-sale
      and trading securities and securities sold with an
      obligation to purchase (Note 5).......................      (146)      (968)
    Other, net..............................................    (1,298)    (2,220)
                                                              --------   --------
                                                                11,284     14,620
                                                              --------   --------
Non-current deferred income tax benefit (liability):
    Gain on sale of propane business........................   (34,503)   (34,503)
    Accelerated depreciation and other property basis
      differences...........................................   (11,196)   (12,479)
    Investment in propane business other basis
      differences...........................................    (4,967)    (1,752)
    Net operating and capital loss carryforwards............     6,250     17,290
    Unfavorable leases......................................     5,321      4,787
    Goodwill impairment.....................................     5,254      4,032
    Investment write-downs for Other Than Temporary Losses
      on non-current investments............................     2,368      2,370
    Other, net..............................................     5,343        253
                                                              --------   --------
                                                               (26,130)   (20,002)
                                                              --------   --------
                                                              $(14,846)  $ (5,382)
                                                              --------   --------
                                                              --------   --------

    The decrease in the net deferred income tax liability from $14,846,000 at December 28, 2003 to $5,382,000 at January 2, 2005, or a decrease of $9,464,000 differs from the benefit for deferred income taxes of $6,101,000 for 2004. The difference of $3,363,000 is principally due to the recognition of deferred tax assets related to the exercise of employee stock options.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    A reconciliation of the difference between the reported benefit from income taxes and the benefit that would result from applying the 35% Federal statutory rate to the loss from continuing operations before income taxes and minority interests is as follows (in thousands):

                                                         2002      2003      2004
                                                         ----      ----      ----
Income tax benefit computed at Federal statutory
  rate................................................  $ 5,822   $ 5,101   $ 4,581
Increase (decrease) in Federal income tax benefit
  resulting from:
    Release of tax contingency reserve................    --        --       14,592
    Minority interests in income (loss) of
      consolidated subsidiaries.......................   (1,242)      (42)    1,021
    Dividend income exclusion.........................      567       594       383
    Impairment of non-deductible goodwill.............    --       (1,891)    --
    Non-deductible compensation.......................     (782)   (1,486)   (1,865)
    State income taxes, net of Federal income tax
      benefit.........................................     (972)     (733)   (1,005)
    Other, net........................................      (64)     (172)     (224)
                                                        -------   -------   -------
                                                        $ 3,329   $ 1,371   $17,483
                                                        -------   -------   -------
                                                        -------   -------   -------

    During 2004, the Internal Revenue Service (the 'IRS') finalized its examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 without assessing any additional income tax liability. Also during 2004, a state income tax examination was finalized and the statute of limitations for examinations of certain state income tax returns expired. In connection with these matters, the Company determined that it had income tax reserves and related interest accruals that were no longer required and released (1) $27,056,000 of income tax reserves, of which $14,592,000 increased the 'Benefit from income taxes' and $12,464,000 was reported as the 'Gain on disposal of discontinued operations' (see Note 20), and
(2) $4,342,000 of related interest accruals as a reduction of 'Interest expense' in the accompanying consolidated statements of operations for the year ended January 2, 2005. The Company's Federal income tax returns are not currently under examination by the IRS although certain state income tax returns are currently under examination. However, management of the Company believes that adequate aggregate provisions have been made in prior periods for any liabilities, including interest, that may result from any such examination(s). Such contingency reserves are included in 'Other liabilities and deferred income' in the accompanying consolidated balance sheets.

(15) STOCKHOLDERS' EQUITY

Class A Common Stock

    The Company's Class A Common Stock has one vote per share. There were no changes in the 100,000,000 shares authorized and the 29,550,663 shares issued of Class A Common Stock throughout 2002, 2003 and 2004.

Class B Common Stock

    The Company increased the number of shares authorized of Class B Common Stock to 150,000,000 shares in June 2004 from 100,000,000 shares authorized prior to 2002.

    Throughout 2002 and until September 4, 2003 there were no shares issued of Class B Common Stock. On September 4, 2003 the Company made the Stock Distribution of two shares of a newly designated Series 1 of the Company's previously authorized Class B Common Stock for each share of its Class A Common Stock issued as of August 21, 2003 resulting in the issuance of 59,101,326 shares of Class B Common Stock. Subsequently, there have been no changes in the number of shares issued of Class B Common Stock.

    As a result of the Stock Distribution, the Company in 2003 recorded an increase in 'Class B common stock' of $5,910,000, representing the $.10 per share par value of the Class B Common Shares issued, and a

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

decrease in 'Additional paid-in capital' of $6,841,000 consisting of the $5,910,000 par value of Class B Common Shares issued plus the $931,000 of issuance costs. The Class B Common Stock is entitled to one-tenth of a vote per share, has a $.01 per share liquidation preference and is entitled to receive regular quarterly cash dividends per share of at least 110% of any regular quarterly cash dividends per share declared on the Class A Common Stock and paid on or before September 4, 2006. Thereafter, the Class B Common Stock will be entitled to participate equally on a per share basis with the Class A Common Stock in any cash dividends.

Dividends

    Commencing in September 2003, the Company has paid regular quarterly cash dividends of $0.065 and $0.075 per share on its Class A Common Stock and Class B Common Stock, respectively, aggregating $8,515,000 in 2003 and $18,168,000 in 2004. On March 15, 2005 the Company paid regular quarterly cash dividends of $0.065 and $0.075 per share on its Class A Common Stock and Class B Common Stock, respectively, to holders of record on March 3, 2005. The Company currently intends to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Preferred Stock

    There were 100,000,000 shares authorized and no issued shares of preferred stock throughout 2002, 2003 and 2004.

Treasury Stock

    A summary of the changes in the number of shares of Class A Common Stock and Class B Common Stock held in treasury is as follows (in thousands):

                                            2002           2003                2004
                                           -------   -----------------   -----------------
                                           CLASS A   CLASS A   CLASS B   CLASS A   CLASS B
                                           -------   -------   -------   -------   -------
Number of shares at beginning of year....    9,194     9,166     --       10,135    20,020
Common shares acquired in connection with
  exercises of stock options
  (Note 24)..............................    --          647        16         7     5,833
Common shares acquired in connection with
  the issuance of the Convertible
  Notes..................................    --        1,500     --        --        --
Common shares acquired in open market
  transactions...........................      289       125     --        --        --
Class B Stock Distribution...............    --        --       20,545     --        --
Common shares issued from treasury upon
  exercises of stock options.............     (311)   (1,661)     (541)   (3,913)   (7,826)
Common shares included in shares issued
  upon exercises of stock options above
  related to deferred gains from
  exercises of stock options and reported
  as deferred compensation payable in
  common stock (Note 24).................    --          361     --        1,334     2,668
Common shares issued from treasury for
  directors' fees........................       (6)       (3)    --           (2)    --
                                           -------   -------   -------   -------   -------
Number of shares at end of year..........    9,166    10,135    20,020     7,561    20,695
                                           -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------

STOCK-BASED COMPENSATION

Stock Options

    The Company maintains several equity plans (the 'Equity Plans') which collectively provide or provided for the grant of stock options, tandem stock appreciation rights and restricted shares of the Company's common

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

stock to certain officers, other key employees, non-employee directors and consultants and shares of the Company's common stock pursuant to automatic grants in lieu of annual retainer or meeting attendance fees to non-employee directors. In June 2002, the Company's stockholders approved the 2002 equity participation plan, which authorized an additional 5,000,000 Class A Common Shares for grants under the Equity Plans. Following the Stock Distribution, each stock option outstanding under the Equity Plans was adjusted so as to become exercisable for a package (the 'Package Options') consisting of one share of Class A Common Stock and two shares of Class B Common Stock. Accordingly, an additional 10,000,000 Class B Common Shares became available for grants under the 2002 equity participation plan. Stock options granted subsequent to the Stock Distribution are exercisable either for one share of Class A Common Stock (the 'Class A Options') or one share of Class B Common Stock (the 'Class B Options'). As of January 2, 2005 there were 4,929,881 Class A shares and 7,919,414 Class B shares available for future grants under the Equity Plans.

    A summary of changes in outstanding Package Options, Class A Options and Class B Options under the Equity Plans is as follows:

                                        PACKAGE OPTIONS                            CLASS A OPTIONS
                          -------------------------------------------   --------------------------------------
                                                             WEIGHTED                                 WEIGHTED
                                                             AVERAGE                                  AVERAGE
                                                              OPTION                                   OPTION
                           OPTIONS         OPTION PRICE       PRICE     OPTIONS      OPTION PRICE      PRICE
                           -------         ------------       -----     -------      ------------      -----
Outstanding at
 December 31, 2001......   8,566,249     $10.125 - $30.00     $19.83
Granted during 2002.....   1,031,000     $26.93 - $27.17      $26.94
Exercised during 2002...    (311,496)   $10.125 - $25.4375    $19.67
Terminated during 2002..     (47,667)   $17.75 - $25.4375     $24.39
                          ----------
Outstanding at
 December 29, 2002......   9,238,086     $10.125 - $30.00     $20.61
Granted during 2003.....      24,000          $27.80          $27.80      --
Exercised during 2003...  (1,660,833)    $10.125 - $27.17     $19.24      --
Terminated during 2003..     (31,834)    $24.60 - $30.00      $26.33      --
                          ----------                                    ------
Outstanding at
 December 28, 2003......   7,569,419     $10.125 - $27.80     $20.91      --
Granted during 2004.....      --                                        43,000     $10.46 - $11.25     $10.74
Exercised during 2004...  (3,913,287)    $10.125 - $26.93     $19.66      --
Terminated during 2004..     (74,331)    $19.375 - $26.93     $24.87      --
                          ----------                                    ------
Outstanding at
 January 2, 2005........   3,581,801     $10.125 - $27.80     $22.18    43,000     $10.46 - $11.25     $10.74
                          ----------                                    ------
                          ----------                                    ------

                                      CLASS B OPTIONS
                          ---------------------------------------
                                                         WEIGHTED
                                                         AVERAGE
                                                          OPTION
                           OPTIONS      OPTION PRICE      PRICE
                           -------      ------------      -----
Outstanding at
 December 31, 2001......
Granted during 2002.....
Exercised during 2002...
Terminated during 2002..

Outstanding at
 December 29, 2002......
Granted during 2003.....    204,000        $11.25         $11.25
Exercised during 2003...     --
Terminated during 2003..     --
                          ---------
Outstanding at
 December 28, 2003......    204,000        $11.25         $11.25
Granted during 2004.....  1,826,500    $10.09 - $12.01    $11.89
Exercised during 2004...     --
Terminated during 2004..     --
                          ---------
Outstanding at
 January 2, 2005........  2,030,500    $10.09 - $12.01    $11.83
                          ---------
                          ---------

    The weighted average grant date fair values calculated under the Black-Scholes-Merton option pricing model (the 'Black-Scholes Model') of stock options granted under the Equity Plans during 2002, 2003 and 2004, all of which were granted at exercise prices equal to the market price of the common stock on the grant date, were as follows:

                                                          PACKAGE   CLASS A    CLASS B
                                                          OPTIONS   OPTIONS    OPTIONS
                                                          -------   -------    -------
2002....................................................   $8.22
2003....................................................   $7.56     $--        $3.48
2004....................................................   $--       $2.23      $3.28

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    None of the Class A Options were exercisable as of January 2, 2005. A summary of exercisable Package Options and Class B Options is as follows:

                                                  PACKAGE OPTIONS                              CLASS B OPTIONS
                                 -------------------------------------------------   -----------------------------------
                                                                  WEIGHTED AVERAGE             OPTION   WEIGHTED AVERAGE
                                  OPTIONS       OPTION PRICE        OPTION PRICE     OPTIONS   PRICE      OPTION PRICE
                                  -------       ------------        ------------     -------   -----      ------------
   December 29, 2002..........   4,620,587    $10.125 - $30.00         $18.68
   December 28, 2003..........   6,681,914    $10.125 - $27.80         $20.19
   January 2, 2005............   3,305,797    $10.125 - $27.80         $21.78        68,000    $11.25        $11.25

    The following table sets forth information relating to stock options outstanding at January 2, 2005 under the Equity Plans:

                        STOCK OPTIONS OUTSTANDING                              STOCK OPTIONS EXERCISABLE
-------------------------------------------------------------------------   -------------------------------
                            OUTSTANDING AT     WEIGHTED        WEIGHTED     OUTSTANDING AT      WEIGHTED
                               YEAR-END      AVERAGE YEARS     AVERAGE         YEAR-END          AVERAGE
       OPTION PRICE              2004          REMAINING     OPTION PRICE        2004         OPTION PRICE
       ------------              ----          ---------     ------------        ----         ------------
Package Options:
    $10.125 - $12.625.....      559,500           1.6           $11.46           559,500         $11.46
    $16.25 - $19.75.......      497,666           4.8           $17.69           497,666         $17.69
    $21.5625 - $24.60.....      971,002           5.4           $24.04           971,002         $24.04
    $25.4375 - $27.80.....    1,553,633           7.0           $26.32         1,277,629         $26.18
                              ---------                                        ---------
                              3,581,801           5.4           $22.18         3,305,797         $21.78
                              ---------                                        ---------
                              ---------                                        ---------
Class A Options:
    $10.46 - $11.25.......       43,000           9.4           $10.74           --
                              ---------                                        ---------
                              ---------                                        ---------
Class B Options:
    $10.09 - $12.01.......    2,030,500           9.8           $11.83            68,000         $11.25
                              ---------                                        ---------
                              ---------                                        ---------

    All currently outstanding stock options under the Equity Plans have maximum terms of ten years and vest ratably over periods of two or three years.

    During 2002, 2003 and 2004, there were certain modifications to the vesting or exercise periods of stock options relating to certain terminated employees of the Company. Such modifications resulted in aggregate compensation of $275,000, $422,000 and $246,000 during 2002, 2003 and 2004, respectively, which was credited to 'Additional paid-in capital' with an equal offsetting charge to 'General and administrative, excluding depreciation and amortization' expenses.

    As disclosed in Note 1, the Company accounts for stock options in accordance with the intrinsic value method and, accordingly, has not recognized any compensation expense for those stock options granted at option prices equal to the fair market value of the common stock at the respective dates of grant. The pro forma net income (loss) and basic and diluted net income (loss) per share set forth in Note 1 adjusts such data as set forth in the accompanying consolidated statements of operations to reflect for the Equity Plans (1) the reversal of stock-based employee compensation expense determined under the intrinsic value method included in reported net income or loss, (2) the recognition of total stock-based employee compensation expense for all outstanding and unvested stock options during each of the years presented determined under the fair value method and (3) the income tax effects of each.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The fair value of stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes Model with the weighted average assumptions set forth as follows:

                                     2002              2003                    2004
                                    -------     -------------------     -------------------
                                    PACKAGE     PACKAGE     CLASS B     CLASS A     CLASS B
                                    OPTIONS     OPTIONS     OPTIONS     OPTIONS     OPTIONS
                                    -------     -------     -------     -------     -------
Risk-free interest rate...........   3.68%       2.90%       3.86%       3.96%       3.89%
Expected option life in years.....      7           7           7           7           7
Expected volatility...............   18.5%       17.5%       34.1%       19.6%       29.6%
Dividend yield....................   None        None(a)     2.66%       2.41%       2.63%

---------

(a) The grants of Package Options in 2003 occurred prior to the commencement of regular quarterly cash dividends.

    The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The Company's stock-option awards to employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, in the opinion of the Company, the existing model does not necessarily provide a reliable single measure of the fair value of its stock-option awards to employees.

Deerfield Profit Interests

    Deerfield granted Profit Interests effective August 20, 2004 to certain of its key employees, which effectively increased the minority interests in any profits of Deerfield subsequent to August 19, 2004 by 2.1% to 38.5% from 36.4% and decreased the Company's interest in such profits to 61.5% from 63.6%. No payments were required from the employees to acquire the Profit Interests. The estimated fair value at the date of grant of the Profit Interests was $2,050,000 in accordance with an independent appraisal and represents the probability-weighted present value of estimated future cash flows to those Profit Interests. This fair value resulted in aggregate unearned compensation of $1,260,000, net of minority interests, being charged to the 'Unearned compensation' component of 'Stockholders' equity' with an equal offsetting increase in 'Additional paid-in capital.' The vesting of Profit Interests varies by employee either vesting ratably in each of the three years ended August 20, 2007, 2008, and 2009 or 100% on August 20, 2007. Accordingly, this unearned compensation is being amortized as compensation expense as earned over periods of three or five years.

Restricted Stock

    On March 14, 2005, the Company granted 149,155 and 731,411 performance-based restricted shares of Class A Common Stock and Class B Common Stock, respectively, (the 'Restricted Shares') to certain officers and key employees under its 2002 equity participation plan. The Restricted Shares vest ratably over three years, subject to meeting, in each case, certain Class B Common Share market price targets, or to the extent not previously vested, on March 14, 2010 subject to meeting a specific Class B Common Share market price target. The prices of the Company's Class A and Class B Common Stock on the March 14, 2005 grant date were $15.59 and $14.75 per share, respectively.

(16) IMPAIRMENT

LONG-LIVED ASSETS

    The Company had determined that for the year ended December 29, 2002 all of its long-lived assets that required testing for impairment were recoverable and did not require the recognition of any associated impairment loss. However, for the years ended December 28, 2003 and January 2, 2005, the Company recorded

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

impairment losses of $364,000 and $3,382,000, respectively. The impairment loss in 2003 related entirely to restaurant equipment and leasehold improvements of certain of its Company-owned restaurants acquired in the Sybra Acquisition and reported in 'Properties' in the accompanying consolidated balance sheets. The impairment loss in 2004 included $1,800,000 related to Company-owned restaurants acquired in the Sybra Acquisition and $1,582,000 related to the Company's T.J. Cinnamons trademark. The 2004 impairment loss related to Company-owned restaurants included $1,712,000 related to equipment, leasehold improvements and leased assets capitalized, $65,000 related to computer software and $23,000 related to favorable leases. The restaurant impairment losses in 2003 and 2004 predominantly reflect (1) impairment charges resulting from the deterioration in operating performance of certain restaurants and (2) in 2004, additional charges for restaurants impaired in 2003 which did not recover in 2004, principally for the investment in their back office and point-of-sale systems installed in each of the Company-owned restaurants in 2004. The trademark impairment loss in 2004 resulted from the Company's assessment during the fourth quarter of the T.J. Cinnamons brand, which offers, through franchised and Company-owned restaurants, a product line of gourmet cinnamon rolls, coffee rolls, coffees and other related products. This assessment resulted in (1) the Company's decision to not actively pursue new T.J. Cinnamons franchisees until additional new product offerings within its existing product line are tested and become available and
(2) the corresponding reduction in anticipated TJ Cinnamons unit growth. All of these impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in 'Depreciation and amortization, excluding amortization of deferred financing costs' in the accompanying consolidated statements of operations for the years ended
December 28, 2003 and January 2, 2005. The fair value of the impaired assets was estimated to be the present value of the anticipated cash flows associated with each affected Company-owned restaurant.

GOODWILL

    The Company determined that for the years ended December 29, 2002 and January 2, 2005 its goodwill was recoverable and did not require the recognition of an impairment loss. However, for the year ended December 28, 2003 the Company recorded an impairment loss of $22,000,000 with respect to goodwill relating to Sybra, an identified reporting unit one level below the restaurant business operating segment, on a stand-alone basis. The impairment loss represented the excess of the carrying value of the goodwill of this reporting unit over the implied fair value of such goodwill. The implied fair value of the goodwill was determined by allocating the fair value of Sybra to all of the Sybra assets and liabilities based on their estimated fair values with the excess fair value representing goodwill. The fair value of Sybra was estimated to be the present value of the anticipated cash flows associated with the Company-owned restaurant reporting unit. The impairment loss resulted from the overall effect of stiff competition from new product choices in the marketplace and significant cost increases in roast beef, the largest component for Sybra's menu offerings. Consequently, the cash flows during 2003 and anticipated cash flows of the Company-owned restaurant reporting unit were adversely impacted in 2003. In light of the increased competitive pressures and recognizing the unfavorable trend in roast beef costs versus historical averages during 2003, the Company determined that in evaluating the Company-owned restaurants as a separate reporting unit, the expected cash flows were not sufficient to fully support the carrying value of the goodwill associated with the Sybra Acquisition.

    Although the Company reports its Company-owned restaurants and its franchising of restaurants as one business segment and acquired Sybra with the expectation of strengthening and increasing the value of its Arby's brand, its Company- owned restaurants are considered to be a separate reporting unit for purposes of measuring goodwill impairment under SFAS 142. Accordingly, goodwill is tested for impairment at the Sybra level based on its separate cash flows independent of the Company's strategic reasons for owning restaurants.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(17) INVESTMENT INCOME, NET

    Investment income, net consisted of the following components (in thousands):

                                                         2002      2003      2004
                                                         ----      ----      ----
Interest income......................................  $ 10,910   $ 9,287   $16,250
Distributions, including dividends...................     2,095     2,280     2,533
Realized gains on available-for-sale securities......     2,623     5,140     3,812
Realized gains (losses) on trading securities and, in
  2004, trading derivatives..........................    (6,495)    1,714     1,676
Realized gains (losses) on securities sold and
  subsequently purchased.............................     7,795    (1,772)   (2,408)
Realized gains on sales of investment limited
  partnerships, similar investment entities and other
  Cost Investments...................................       703     1,074     9,256
Unrealized gains (losses) on trading securities and,
  in 2004, trading derivatives.......................      (883)    5,205    (2,050)
Unrealized gains (losses) on securities sold with an
  obligation to purchase.............................    (1,020)   (4,578)      291
Other Than Temporary Losses (a)......................   (14,531)     (437)   (6,943)
Equity in the earnings of an investment limited
  partnership........................................        46     --        --
Investment fees......................................      (392)     (662)     (755)
                                                       --------   -------   -------
                                                       $    851   $17,251   $21,662
                                                       --------   -------   -------
                                                       --------   -------   -------

---------

(a) The Other Than Temporary Losses in 2002 of $14,531,000 related primarily to the recognition of (1) $7,993,000 of impairment charges, before minority interests of $3,448,000, related to three underlying non-public investments held by 280 BT, including $3,315,000 related to Scientia Health Group Limited and (2) a $3,906,000 impairment charge based on the significant decline in market value of one of the Company's available-for-sale investments in a large publicly-traded company. The three underlying investments of 280 BT for which impairment charges were recognized were determined to be no longer viable or significantly impaired due to either liquidity problems or the entity ceasing business operations. The Other Than Temporary Losses in 2004 of $6,943,000 related primarily to the recognition of (1) $5,157,000 of impairment charges based on significant declines in the market values of some of the Company's higher yielding, but more risk-inherent, debt securities that were entered into with the objective of improving the overall return on the Company's interest-bearing investments and (2) $1,383,000 of impairment charges based on significant decline in the market values of three of the Company's available-for-sale investments in publicly-traded companies.

(18) GAIN (LOSS) ON SALE OF BUSINESSES

    Gain (loss) on sale of businesses consisted of the following (in thousands):

                                                            2002      2003    2004
                                                            ----      ----    ----
Gain from sale of investment in Encore (Note 8) (a)......  $ --      $3,292   $--
Non-cash gain (loss) from issuance of stock by Encore,
  principally the Encore Offering (Note 8)...............      (18)   2,518     66
Amortization of deferred gain on restricted Encore stock
  award to a then officer of the Company (Note 24).......    --          24     88
Adjustment to prior period gain on 1992 sale of Adams for
  environmental matter (Note 25).........................   (1,200)    --      --
                                                           -------   ------   ----
                                                           $(1,218)  $5,834   $154
                                                           -------   ------   ----
                                                           -------   ------   ----

                                                         (footnote on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(footnote from previous page)

 (a) On January 20, 2005, the Company sold an additional 604,790 shares of Encore Common Stock thereby reducing the Company's ownership in Encore to 6.3% and resulting in a gain of approximately $9,000,000, which will be recognized in our quarter ending April 3, 2005.

(19) OTHER INCOME, NET

    Other income, net consisted of the following income (expense) components (in thousands):

                                                           2002     2003     2004
                                                           ----     ----     ----
Equity in net earnings of investees (Note 8)............  $  260   $2,052   $ 2,219
Gain on foreign currency forward contract...............    --       --       1,640
Foreign currency transaction loss.......................    --       --      (1,741)
Loss on foreign currency put and call arrangement
  (Note 12).............................................    --       --      (1,411)
Interest income.........................................     345      485       117
Sublease rental income (Note 22)........................     278      233       164
Sublease rental expense.................................    (180)    (155)     (116)
Amortization of fair value of debt guarantees...........     324      446        70
Loss on disposition of fixed assets.....................     (10)    (364)     (149)
Sybra's two-day results of operations (Note 3)..........      15     --       --
Other income............................................     384      404       458
Other expenses..........................................     (58)    (220)      (52)
                                                          ------   ------   -------
                                                          $1,358   $2,881   $ 1,199
                                                          ------   ------   -------
                                                          ------   ------   -------

(20) DISCONTINUED OPERATIONS

    Prior to 2002 the Company sold the Snapple Beverage Group and Royal Crown (the 'Snapple Beverage Sale'). Snapple Beverage Group represented the operations of the Company's former premium beverage business and Royal Crown represented the operations of the Company's former soft drink concentrate business. Snapple Beverage Group and Royal Crown (collectively, the 'Former Beverage Businesses') have been accounted for as discontinued operations (the 'Beverage Discontinued Operations') by the Company. During 2002, 2003 and 2004 the Company recorded additional gains from the Snapple Beverage Sale of $11,100,000, $1,565,000 and $12,464,000, respectively. The additional gain in 2002 resulted from the release of reserves for income taxes in connection with the receipt of related income tax refunds. The additional gain in 2003 principally resulted from the release of excess reserves, net of income taxes, in connection with the settlement by arbitration of a post-closing sales price adjustment. In December 2003 the Company paid the purchaser of the Former Beverage Businesses a post-closing sales price adjustment of $11,262,000 plus interest of $2,552,000 which had been provided for in 2001 to 2003 through charges to 'Interest expense' included in income (loss) from continuing operations. The additional gain in 2004 resulted from the release of reserves for income taxes which were no longer required upon the finalization of the IRS examination of the Company's Federal income tax returns for the years ended December 31, 2000 and December 30, 2001 and the expiration of the statute of limitations for examinations of certain of the Company's state income tax returns.

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

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

and Propane Discontinued Operations resulting from adjustments to the remaining liabilities yet to be liquidated.

    The gain on disposal of discontinued operations consisted of the following (in thousands):

                                                         2002      2003      2004
                                                         ----      ----      ----
Additional gain on the disposal of businesses before
  income taxes........................................  $ --      $ 3,489   $ --
Benefit from (provision for) income taxes.............   11,100    (1,244)   12,464
                                                        -------   -------   -------
                                                        $11,100   $ 2,245   $12,464
                                                        -------   -------   -------
                                                        -------   -------   -------

    Current liabilities relating to the discontinued operations as of December 28, 2003 and January 2, 2005 consisted of the following (in thousands):

                                                                  YEAR-END
                                                              -----------------
                                                               2003      2004
                                                               ----      ----
Accrued expenses, including accrued income taxes, of the
  Beverage Discontinued Operations..........................  $22,460   $12,455
Liabilities relating to the SEPSCO and Propane Discontinued
  Operations................................................    1,544     1,379
                                                              -------   -------
                                                              $24,004   $13,834
                                                              -------   -------
                                                              -------   -------

    Accrued income taxes and other accrued expenses of the Beverage Discontinued Operations as of January 2, 2005 represent remaining liabilities payable with respect to the Beverage Discontinued Operations. The liabilities of the SEPSCO and Propane Discontinued Operations principally represent liabilities that have not been liquidated as of January 2, 2005. The Company expects that the liquidation of the remaining liabilities associated with all of these discontinued operations as of January 2, 2005 will not have any material adverse impact on its financial position or results of operations. To the extent any estimated amounts included in the current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain or loss on disposal of discontinued operations.

(21) RETIREMENT BENEFIT PLANS

    The Company maintains three 401(k) defined contribution plans (the '401(k) Plans') covering all of its employees who meet certain minimum requirements and elect to participate, including employees of Sybra subsequent to December 27, 2002 and employees of Deerfield subsequent to July 22, 2004. Under the provisions of the 401(k) Plans, employees may contribute various percentages of their compensation ranging up to a maximum of 20% for one of the 401(k) Plans and 100% for the other plans, subject to certain limitations. One of the 401(k) Plans provides for Company matching contributions at 50% of employee contributions up to the first 6% thereof and the participating employers make such contributions. Another of the plans provides for discretionary Company matching contributions, which during 2004 were 25% of employee contributions. The other plan permits unspecified matching contributions; however, no such contributions have been made. In addition, two of the 401(k) Plans permit discretionary annual Company profit-sharing contributions to be determined by the employer regardless of whether the employee otherwise elects to participate in the 401(k) Plans. In connection with the matching and profit sharing contributions, the Company provided $1,174,000, $1,232,000 and $1,386,000 as compensation expense in 2002, 2003 and 2004, respectively.

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

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    A reconciliation of the beginning and ending balances of the accumulated benefit obligations and the fair value of the plans' assets and a reconciliation of the resulting funded status of the plans to the net amount recognized are (in thousands):

                                                               2003     2004
                                                               ----     ----
Change in accumulated benefit obligations:
    Accumulated benefit obligations at beginning of year....  $4,771   $4,693
    Service cost (consisting entirely of plan expenses).....      85       90
    Interest cost...........................................     249      242
    Actuarial loss..........................................      40      168
    Benefit payments........................................    (343)    (358)
    Plan expense payments...................................    (109)    (114)
                                                              ------   ------
    Accumulated benefit obligations at end of year..........   4,693    4,721
                                                              ------   ------
Change in fair value of the plans' assets:
    Fair value of the plans' assets at beginning of year....   3,773    3,903
    Actual gain on the plans' assets........................     545      288
    Company contributions...................................      37      264
    Benefit payments........................................    (343)    (358)
    Plan expense payments...................................    (109)    (114)
                                                              ------   ------
    Fair value of the plans' assets at end of year..........   3,903    3,983
                                                              ------   ------
Unfunded status at end of year..............................    (790)    (738)
Unrecognized net actuarial and investment loss..............   1,150    1,286
                                                              ------   ------
        Net amount recognized...............................  $  360   $  548
                                                              ------   ------
                                                              ------   ------

    The net amount recognized in the consolidated balance sheets consisted of the following (in thousands):

                                                                 YEAR-END
                                                              ---------------
                                                               2003     2004
                                                               ----     ----
Accrued pension liability reported in 'Other liabilities and deferred income'..........................................  $ (790)  $ (738)
Unrecognized pension loss reported in the 'Accumulated other comprehensive income' component of 'Stockholders'
  equity'...................................................   1,150    1,286
                                                              ------   ------
    Net amount recognized...................................  $  360   $  548
                                                              ------   ------
                                                              ------   ------

    As of December 28, 2003 and January 2, 2005 each of the two plans have accumulated benefit obligations in excess of the fair value of the assets of the respective plan.

    The components of the net periodic pension cost are as follows (in thousands):

                                                             2002    2003    2004
                                                             ----    ----    ----
Service cost (consisting entirely of plan expenses)........  $ 118   $  85   $  90
Interest cost..............................................    254     249     242
Expected return on the plans' assets.......................   (314)   (265)   (286)
Amortization of unrecognized net loss......................      1      66      31
                                                             -----   -----   -----
    Net periodic pension cost..............................  $  59   $ 135   $  77
                                                             -----   -----   -----
                                                             -----   -----   -----

    The unrecognized pension losses in 2002 and 2004, and the recovery in 2003, less related deferred income taxes, have been reported as 'Unrecognized pension loss' and 'Recovery of unrecognized pension loss,'

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

respectively, as components of comprehensive income (loss) reported in the accompanying consolidated statements of stockholders' equity consisting of the following (in thousands):

                                                            2002     2003    2004
                                                            ----     ----    ----
Unrecognized pension (loss) recovery.....................  $(1,222)  $ 306   $(136)
Deferred income tax benefit (provision)..................      438    (110)     50
                                                           -------   -----   -----
                                                           $  (784)  $ 196   $ (86)
                                                           -------   -----   -----
                                                           -------   -----   -----

    The actuarial assumptions used in measuring the net periodic pension cost and accumulated benefit obligations are as follows:

                                                           2002     2003     2004
                                                           ----     ----     ----
Net periodic pension cost:
    Expected long-term rate of return on plan assets.....   8.0%      7.5%    7.5%
    Discount rate........................................   7.0%      5.5%    5.5%
Benefit obligations at end of year:
    Discount rate........................................             5.5%    5.0%

    The expected long-term rate of return on plan assets of 7.5% for 2004 reflects the Company's estimate of the average returns on plan investments and amounts available for reinvestment. The rate was determined with consideration given to the targeted asset allocation discussed below.

    The effect of the decrease in the expected long-term rate of return on plan assets from 2002 to 2003 resulted in an increase in the net periodic pension cost of $18,000. The effect of the decrease in the discount rate used in measuring the net periodic pension cost from 2002 to 2003 resulted in an increase in the net periodic pension cost of $12,000. A change in the mortality table used in determining the 2003 net periodic pension cost resulted in an increase of $47,000. The effect of the decrease in the discount rate used in measuring the accumulated benefit obligations from 2003 to 2004 resulted in an increase in the accumulated benefit obligations of $216,000.

    The weighted-average asset allocations of the two defined benefit plans by asset category at December 28, 2003 and January 2, 2005 are as follows:

                                                                 YEAR-END
                                                              ---------------
                                                              2003       2004
                                                              ----       ----
Debt securities.............................................   57%        57%
Equity securities...........................................   41%        42%
Cash and cash equivalents...................................    2%         1%
                                                              ---        ---
                                                              100%       100%
                                                              ---        ---
                                                              ---        ---

    Since the benefits under the Company's defined benefit plans are frozen, the strategy for the investment of plan assets is weighted towards capital preservation. Accordingly, the target asset allocation is 60% of assets in debt securities with intermediate maturities and 40% in large capitalization equity securities.

    The Company will not be required, and accordingly does not expect, to make any contributions to its two defined benefit plans in 2005.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The expected benefits to be paid by the Company's two defined benefit plans over the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

FISCAL YEAR(S)
--------------
2005........................................................  $  338
2006........................................................     333
2007........................................................     342
2008........................................................     363
2009........................................................     361
2010-2014...................................................   1,814

(22) LEASE COMMITMENTS

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

    Rental expense under operating leases, which increased significantly commencing in 2003 due to the Sybra Acquisition, consisted of the following components (in thousands):

                                                         2002     2003      2004
                                                         ----     ----      ----
Minimum rentals.......................................  $3,602   $17,292   $18,266
Contingent rentals....................................       6       739       745
                                                        ------   -------   -------
                                                         3,608    18,031    19,011
Less sublease income (Note 19)........................     278       233       164
                                                        ------   -------   -------
                                                        $3,330   $17,798   $18,847
                                                        ------   -------   -------
                                                        ------   -------   -------

    The Company's (1) future minimum rental payments and (2) sublease rental receipts, for noncancelable leases having an initial lease term in excess of one year as of January 2, 2005, are as follows (in thousands):

                                                                              SUBLEASE
                                                     RENTAL PAYMENTS       RENTAL RECEIPTS
                                                 -----------------------   ---------------
                                                 CAPITALIZED   OPERATING      OPERATING
FISCAL YEAR                                        LEASES       LEASES         LEASES
-----------                                        ------       ------         ------
2005...........................................    $  678      $ 17,012         $151
2006...........................................       317        17,214          151
2007...........................................        69        16,206           67
2008...........................................        69        15,200           16
2009...........................................        58        14,540          --
Thereafter.....................................     --          100,906          --
                                                   ------      --------         ----
    Total minimum payments.....................     1,191      $181,078         $385
                                                               --------         ----
                                                               --------         ----
Less interest..................................       155
                                                   ------
Present value of minimum capitalized lease
  payments.....................................    $1,036
                                                   ------
                                                   ------

    As of January 2, 2005, the Company had $2,870,000 of 'Favorable leases,' net of accumulated amortization, included in 'Asset management contracts and other intangible assets' (see Note 9) and $12,396,000 of unfavorable leases included in 'Other liabilities and deferred income,' resulting in $9,526,000 of net unfavorable leases. The future minimum rental payments set forth above have been reduced by (1) the $9,526,000 of net unfavorable leases, (2) the lease obligations assumed by RTM Restaurant Group, Inc. in connection with the May 1997 sale of restaurants (see Note 23) and (3) the lease obligations for closed

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

restaurants for which the fair value of those obligations, reduced by estimated related sublease rental receipts, has already been recognized by the Company. Sublease rental receipts have been reduced by those receipts relating to the closed restaurants.

    The present value of minimum capitalized lease payments is included either with 'Long-term debt' or 'Current portion of long-term debt,' as applicable, in the accompanying consolidated balance sheet as of January 2, 2005 (see
Note 11).

(23) GUARANTEES

    National Propane retains a less than 1% special limited partner interest in its former propane business, now known as AmeriGas Eagle Propane, L.P. ('AmeriGas Eagle'). National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, National Propane would indemnify (the 'Indemnification') the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138,000,000 as of January 2, 2005, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50,000,000 as of January 2, 2005. The Company believes it is unlikely that it will be called upon to make any payments under the Indemnification. Prior to 2002, AmeriGas Propane L.P. ('AmeriGas Propane') purchased all of the interests in AmeriGas Eagle other than National Propane's special limited partner interest. Either National Propane or AmeriGas Propane may require AmeriGas Eagle to repurchase the special limited partner interest. However, the Company believes it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe the Company tax indemnification payments if AmeriGas Propane required the repurchase or the Company would accelerate payment of deferred taxes, which would amount to approximately $36,100,000 as of January 2, 2005, associated with the sale, prior to 2002, of the propane business if National Propane required the repurchase.

    Triarc has guaranteed obligations under mortgage and equipment notes payable through 2015 (the 'Mortgage and Equipment Notes Guarantee') which were assumed by subsidiaries of RTM Restaurant Group, Inc. ('RTM'), the largest franchisee in the Arby's system, in connection with the 1997 sale of all 355 of the then Company-owned restaurants to RTM (the 'Restaurant Sale'), of which approximately $40,000,000 and $38,000,000 were outstanding as of December 28, 2003 and January 2, 2005, respectively.

    In connection with the Restaurant Sale, substantially all lease obligations associated with the sold restaurants were also assumed by RTM. The Company remains contingently liable if the future lease payments, which extend through 2031 including all then existing extension or renewal option periods, are not made by RTM (the 'Lease Guarantee'). Such lease obligations could aggregate a maximum of approximately $59,000,000 and $52,000,000 as of December 28, 2003 and January 2, 2005, respectively, assuming RTM has made all scheduled payments thereof through those dates.

    The carrying amounts of the Mortgage and Equipment Notes Guarantee and the Lease Guarantee aggregated $222,000 and $151,000 as of December 28, 2003 and January 2, 2005, respectively (see Note 13). Such carrying amounts are included in 'Other liabilities and deferred income' in the accompanying consolidated balance sheets.

(24) TRANSACTIONS WITH RELATED PARTIES

    Prior to 2002 the Company provided aggregate incentive compensation of $22,500,000 to the Chairman and Chief Executive Officer and President and Chief Operating Officer of the Company (the 'Executives'), which was invested in two deferred compensation trusts (the 'Deferred Compensation Trusts') for their benefit. Deferred compensation expense of $1,350,000, $3,438,000 and $2,580,000 was recognized in 2002, 2003 and 2004, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, the Company is permitted to

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the Cost Method. Accordingly, the Company recognized net investment income
(loss) from investments in the Deferred Compensation Trusts of $(25,000) in 2002, $714,000 in 2003 and $2,000,000 in 2004. The net investment loss in 2002 consisted entirely of management fees. The net investment income during 2003 and 2004 consisted of (1) realized gains from the sale of certain Cost Method investments in the Deferred Compensation Trusts of $949,000 and $2,358,000, respectively, which included increases in value prior to 2003 and 2004 of $668,000 and $1,823,000, respectively, (2) interest income of $9,000 and $18,000, respectively, less (3) management fees of $244,000 and $376,000, respectively. Recognized gains, interest income and investment fees are included in 'Investment income, net' and deferred compensation expense is included in 'General and administrative, excluding depreciation and amortization' expenses in the accompanying consolidated statements of operations. As of December 28, 2003 and January 2, 2005, the obligation to the Executives related to the Deferred Compensation Trusts is $29,144,000 and $31,724,000, respectively, and is included in 'Deferred compensation payable to related parties' in the accompanying consolidated balance sheets. As of December 28, 2003 and January 2, 2005 the assets in the Deferred Compensation Trusts consisted of $21,496,000 and $17,001,000, respectively, included in 'Investments,' which does not reflect the unrealized increase in the fair value of the investments, $495,000 and $6,725,000, respectively, included in 'Receivables' and $1,475,000 and $1,792,000, respectively, included in 'Cash (including cash equivalents)' in the accompanying consolidated balance sheets. The cumulative disparity between
(1) deferred compensation expense and net recognized investment income and
(2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either
(1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

    In April 2003 the Executives exercised an aggregate 1,000,000 stock options under the Company's Equity Plans and paid the exercise price utilizing shares of the Company's Class A Common Stock the Executives already owned for more than six months. These exercises resulted in aggregate deferred gains to the Executives of $10,160,000, represented by an additional 360,795 shares of the Company's Class A Common Stock based on the market price at the date of exercise. During 2004 the Executives exercised an aggregate 3,250,000 Package Options (see Note 15) under the Company's Equity Plans and paid the exercise prices utilizing shares of the Company's Class B Common Stock received by the Executives in connection with the Stock Distribution and effectively owned by the Executives for more than six months at the dates the options were exercised. These exercises resulted in aggregate deferred gains to the Executives of $44,297,000, represented by an additional 1,334,323 Class A Common Shares and 2,668,630 Class B Common Shares based on the market prices at the dates of exercises. All such shares for 2003 and 2004, along with 721,590 shares of Class B Common Stock issued as part of the Stock Distribution, are being held in two additional deferred compensation trusts (the 'Additional Deferred Compensation Trusts'). The aggregate resulting obligation of $10,160,000 and $54,457,000 is reported as the 'Deferred compensation payable in common stock' component of 'Stockholders' equity' in the accompanying consolidated balance sheets as of December 28, 2003 and January 2, 2005, respectively. The Company does not record any income or loss from the change in the fair market value of the 'Deferred compensation payable in common stock' since the trusts are invested in the Company's own common stock. The Executives had previously elected to defer the receipt of the shares held in the Additional Deferred Compensation Trusts until no earlier than January 2, 2005 and, during 2004, elected to further defer the receipt of these shares until no earlier than January 2, 2008. The cash equivalents of $155,000 and $1,217,000 as of December 28, 2003 and January 2, 2005, respectively, funded from cumulative dividends paid on shares held by the Additional Deferred Compensation Trusts and interest thereon and not yet paid to the Executives

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

are included in 'Cash (including cash equivalents),' and the related obligation is included in 'Deferred compensation payable to related parties' in the accompanying consolidated balance sheets.

    A class action lawsuit relating to certain awards of compensation to the Executives in 1994 through 1997 was settled in 2001 whereby, among other things, the Company received an interest-bearing note (the 'Executives' Note') from the Executives, in the aggregate amount of $5,000,000. The Executives' Note was repaid in three equal installments in March 2001, 2002 and 2003. The Executives' Note bore interest at an annual rate of 4.92% from the beginning of 2002 through April 1, 2002 when, in accordance with its terms, the rate was adjusted to 1.75%. The Company recorded interest income on the Executives' Note of $62,000 and $7,000 during 2002 and 2003, respectively.

    The Company's President and Chief Operating Officer has an equity interest in a franchisee that owns an Arby's restaurant. That franchisee is a party to a standard Arby's franchise license agreement and pays to Arby's fees and royalty payments that unaffiliated third-party franchisees pay. Under an arrangement that pre-dated the Sybra Acquisition, Sybra manages the restaurant for the franchisee and did not receive any compensation for its services during 2002, 2003 or 2004.

    As part of its overall retention efforts, the Company had provided certain of its management officers and employees, including its executive officers, the opportunity to co-invest with the Company in certain investments and made related loans to management prior to 2002. The Company did not enter into any new co-investments or make any co-investment loans to management officers or employees subsequent to 2001 and the current co-investment and corporate opportunity policy no longer permits any new loans. The former co-investment and corporate opportunity policy approved by the Company's audit committee previously provided that the Company could make loans to management, not to exceed an aggregate of $5,750,000 principal amount outstanding, where the Company's portion of the aggregate co-investment was at least 20%. Each loan could not exceed two-thirds of the total amount to be invested by any member of management in a co-investment and was to be evidenced by promissory notes, of which at least one-half were to be recourse notes, secured by such member's co-investment shares. The promissory notes were to mature no later than the lesser of (1) five years, (2) the sale of the investment by the officer or employee or (3) the termination of employment of the officer or employee; and bear interest at the prime rate payable and reset annually. The Company and certain of its management had entered into four co-investments in accordance with this policy: (1) EBT Holding Company, LLC ('EBT'), (2) 280 KPE Holdings, LLC ('280 KPE'), (3) K12 Inc. ('K12') and (4) 280 BT. EBT, 280 KPE and 280 BT
are or were limited liability holding companies principally owned by the Company and present and former company management that, among other parties, invested in operating companies. The investment in K12, however, is directly in the operating company. The underlying investments held by EBT and 280 KPE became worthless in 2002 and 2001, respectively, and EBT was dissolved in 2003.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    Information pertaining to each of the co-investments from their inception, including years prior to 2002, is as follows (dollars in thousands):

                                      EBT         280 KPE        K12         280 BT
                                      ---         -------        ---         ------
Received from management on
  date of co-investment:         December 1999   March 2000   July 2001   November 2001
    Cash.......................      $376           $677        $222          $ 825
    Recourse notes.............       376            600         222            825
    Non-recourse notes.........       376            600         222            825

Note activity:
    Collections................       285            219          --            102
    Provisions for
      uncollectible non-
      recourse notes (a).......       176            219          --            525 (c)
    Other reductions (b).......       291            762          --             --

  Management notes outstanding
    at January 2, 2005:
    Recourse notes.............      $ --           $ --        $222          $ 723
    Non-recourse notes.........        --             --         222            723
    Allowance for uncollectible
      non-recourse notes.......        --             --          --           (422)
    Interest rate..............       N/A            N/A        4.25%          5.00%

Ownership percentages at
  January 2, 2005:
    Company....................       N/A            N/A         1.8%          58.9%(c)
    Present Company
      management...............       N/A            N/A         0.5%          37.9%
    Unaffiliated...............       N/A            N/A        97.7%           3.2%

---------

 (a) The provisions for uncollectible non-recourse notes were established due to the worthlessness of the underlying investments held by EBT and 280 KPE and either declines in value of the underlying investments of 280 BT or settlements of related non-recourse notes described in (c) below. Such provisions for uncollectible notes, to the extent they relate to years subsequent to 2001, were included in 'General and administrative, excluding depreciation and amortization' expenses in the accompanying consolidated statements of operations. The fully-reserved non-recourse notes relating to EBT and 280 KPE were forgiven in 2003 and 2002, respectively. Accrued interest of $5,000 on the fully-reserved non-recourse notes was written off in 2002 as a reduction of the 'Other interest income' component of 'Other income, net' (see Note 19).

 (b) The other reductions relate to the return of unused capital to the Company since the inception of the investment, which had not been used to make underlying investments.

 (c) Includes the effect of the surrender by former Company officers of portions of their respective co-investment interests in 280 BT to the Company in settlement of non-recourse notes of $50,000 in 2002, $17,000 in 2003 and $35,000 in 2004, which resulted in increases in the Company's ownership percentage, which has increased to 58.9% at January 2, 2005 from 55.9% at the beginning of 2002. Such settlements resulted in pretax gains (losses) to the Company of $48,000, $(10,000) and none in 2002, 2003 and 2004, respectively, consisting of reductions of the minority interests in 280 BT of $100,000, $7,000 and $15,000, respectively, as a result of the Company now owning the 1.5%, 0.5% and 1.0% surrendered interests, less charges of $52,000, $18,000 and $15,000, respectively, for the extinguishment of the non-recourse notes and related accrued interest. The reductions of the minority interests were included as credits to 'Minority
                                              (footnotes continued on next page)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(footnotes continued from previous page)

     interests in (income) loss of consolidated subsidiaries' and the charges for the extinguishment of the notes were included in 'General and administrative, excluding depreciation and amortization' expenses in the accompanying consolidated statements of operations.

    In addition to the co-investments set forth in the preceding table, the Company and certain of its officers, including entities controlled by them, have invested in Encore, such that the Company owns 9.0% (see Note 8) and certain present officers collectively own 14.5% of Encore's issued and outstanding common stock as of January 2, 2005. In October 2002 the Company made a restricted stock award of 90,000 shares of Encore Common Stock owned by it to a then officer of the Company who is not one of the Executives and who began serving on Encore's board of directors. In connection with this award, the Company recorded the $72,000 fair market value of the Encore shares as of the date of grant as a deferred cost which is being amortized to 'Depreciation and amortization excluding amortization of deferred financing costs' ratably over the three-year vesting period of the restricted stock award. An equal offsetting deferred gain is being amortized to income included in 'Gain (loss) on sale of businesses' (see Note 18). The officer's employment with the Company was terminated in December 2004, and the terms of the unvested portion of the restricted stock award of 30,000 shares of Encore Common Stock were modified. As a result of the modification, the $667,000 incremental fair market value of the Encore shares was recorded as a deferred cost and is being amortized to 'Depreciation and amortization, excluding amortization of deferred financing costs' through the October 2005 vesting date. An equal offsetting deferred gain is being amortized to income included in 'Gain (loss) on sale of businesses' (see Note 18).

    Prior to 2002 the Company had entered into a guarantee (the 'Note Guarantee') of $10,000,000 principal amount of senior notes that were scheduled to mature in January 2007 (the 'Encore Notes') issued by Encore to a major financial institution. In consideration for the guarantee, the Company received a fee of $200,000 and warrants to purchase 100,000 shares of Encore Common Stock at $.01 per share with an estimated fair value on the date of grant of $305,000. As disclosed in Note 8, during 2002 the outstanding principal amount of the Encore Notes was reduced from $10,000,000 to $7,250,000. The $10,000,000 guaranteed amount had been reduced to $6,698,000 as of December 29, 2002. In connection with the Encore Offering, the Encore Notes were repaid in 2003, thereby relieving the Company of the Note Guarantee. The Company recorded a pretax gain of $156,000 during 2003 representing the release of the remaining unamortized carrying amount of the Note Guarantee which is reported in the 'Amortization of fair value of debt guarantees' component of 'Other income, net' (see Note 19) in 2003.

    As of January 2, 2005, the Company owns 63.6% of the capital interests and 61.5% of the Profit Interests in Deerfield. The remaining economic interests in Deerfield are owned directly or indirectly by executives of Deerfield, including one who is also a director of the Company. In connection with the Deerfield Acquisition, commencing July 22, 2009, the Company will have certain rights to acquire the economic interests of Deerfield owned by two of its executives, which aggregate 35.5% of the capital interests and 34.3% of the Profit Interests. In addition, commencing July 22, 2007, those two executives will have certain rights to require the Company to acquire their economic interests. In each case, the rights are generally exercisable at a price equal to the then current fair market value of those interests and are subject to acceleration under certain circumstances.

    In December 2004 the Company purchased 1,000,000 shares of the REIT (see
Note 8) for $15,000,000 representing an ownership percentage in the REIT of 3.7% at January 2, 2005 and certain officers of the Company and/or its subsidiaries purchased 115,414 shares of the REIT for a cost of $1,731,000, representing an ownership percentage of 0.4% at January 2, 2005. The Company, through Deerfield, is the investment manager of the REIT and it has a 43% representation on the REIT's board of directors. The Company accounts for its investment in the REIT under the Equity Method. The shares purchased by the Company and the officers referred to above were all purchased at the same price and terms as those shares purchased by third-party investors pursuant to the REIT Offering. In addition, the Company received the Restricted

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

Investments consisting of 403,847 shares of restricted stock of the REIT and options to purchase an additional 1,346,156 shares of stock of the REIT, which represent stock-based compensation granted in consideration of the Company's management of the REIT. All of these transactions are explained in more detail in Note 8.

    The Company leased a helicopter until April 4, 2002 from a subsidiary of Triangle Aircraft Services Corporation ('TASCO'), a company owned by the Executives, under a dry lease which was scheduled to expire in September 2002. The Company terminated its lease effective April 1, 2002 and paid $150,000 to TASCO to be released from all of its remaining obligations under the lease, including a then remaining rental obligation of $196,000. Under the terms of the dry lease, the Company paid the operating expenses of the helicopter directly to third parties. The aggregate expense attributable to lease related payments to TASCO aggregated $248,000 in 2002.

    In accordance with an employment agreement with an executive of Deerfield who is also a director of the Company, Deerfield incurred expenses in 2004 of $199,000 to reimburse an entity of which the executive is the principal owner for operating expenses related to the usage of an airplane. As of January 2, 2005, the Company has a remaining payable of $140,000 to this entity.

    The Company also has related party transactions disclosed in Note 15 consisting of stock-based compensation.

(25) LEGAL AND ENVIRONMENTAL MATTERS

    In 2001, a vacant property owned by Adams, an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ('CERCLIS') list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the 'FDEP') agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The first sampling event occurred in January 2005 and the results have been submitted to the FDEP for its review. Based on provisions of $1,667,000 for those costs primarily made during the year ended December 29, 2002 principally as a component of 'Gain (loss) on sale of businesses' in the accompanying consolidated statement of operations, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

    In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. Through January 2, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

    In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,200,000 as of January 2, 2005.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

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

(26) BUSINESS SEGMENTS

    As a result of the Deerfield Acquisition, the Company now manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants and (2) asset management (see Note 3). The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ('EBITDA'). Information concerning the segments in which the Company operates is shown in the table below. EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ('Depreciation and Amortization'). Operating profit has been computed as revenues less operating expenses. In computing EBITDA and operating profit, interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents, short-term and non-current investments and properties.

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

    The following is a summary of the Company's segment information (in thousands):

                                                   2002        2003         2004
                                                   ----        ----         ----
Revenues:
    Restaurants................................  $ 97,782   $  293,620   $  306,518
    Asset management...........................     --          --           22,061
                                                 --------   ----------   ----------
    Consolidated revenues......................  $ 97,782   $  293,620   $  328,579
                                                 --------   ----------   ----------
                                                 --------   ----------   ----------

EBITDA:
    Restaurants................................  $ 60,623   $   75,148   $   72,094
    Asset management...........................     --          --            3,831
    General corporate..........................   (38,734)     (40,298)     (52,906)
                                                 --------   ----------   ----------
    Consolidated EBITDA........................    21,889       34,850       23,019
                                                 --------   ----------   ----------

Less Depreciation and Amortization:
    Restaurants................................     1,044        8,487       12,912
    Asset management...........................     --          --            2,220
    General corporate..........................     5,506        5,564        5,153
                                                 --------   ----------   ----------
    Consolidated Depreciation and
      Amortization.............................     6,550       14,051       20,285
                                                 --------   ----------   ----------

Less goodwill impairment:
    Restaurants................................     --          22,000       --
                                                 --------   ----------   ----------

Operating profit (loss):
    Restaurants................................    59,579       44,661       59,182
    Asset management...........................     --          --            1,611
    General corporate..........................   (44,240)     (45,862)     (58,059)
                                                 --------   ----------   ----------
        Consolidated operating profit (loss)...    15,339       (1,201)       2,734
Interest expense...............................   (26,210)     (37,225)     (34,171)
Insurance expense related to long-term debt....    (4,516)      (4,177)      (3,874)
Investment income, net.........................       851       17,251       21,662
Gain (costs) related to proposed business
  acquisitions not consummated.................    (2,238)       2,064         (793)
Gain (loss) on sale of businesses..............    (1,218)       5,834          154
Other income, net..............................     1,358        2,881        1,199
                                                 --------   ----------   ----------
        Consolidated loss from continuing
          operations before income taxes and
          minority interests...................  $(16,634)  $  (14,573)  $  (13,089)
                                                 --------   ----------   ----------
                                                 --------   ----------   ----------

                                                              YEAR-END
                                                 ----------------------------------
                                                   2002        2003         2004
                                                   ----        ----         ----
Identifiable assets:
    Restaurants................................  $257,639   $  209,167   $  209,856
    Asset management...........................     --          --          152,873
    General corporate..........................   709,744      833,798      704,244
                                                 --------   ----------   ----------
    Consolidated total assets..................  $967,383   $1,042,965   $1,066,973
                                                 --------   ----------   ----------
                                                 --------   ----------   ----------

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

(27) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The table below sets forth summary unaudited consolidated quarterly financial information for 2003 and 2004. The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield reports on a calendar year ending on December 31. Excluding Deerfield each of the Company's fiscal quarters of 2003 and the first three fiscal quarters of 2004 contained 13 weeks and the fourth quarter of 2004 contained 14 weeks. As disclosed more fully in Note 3, on July 22, 2004 the Company completed the Deerfield Acquisition and, accordingly, Deerfield's results of operations, net of minority interests, subsequent to the acquisition date have been included in the Company's consolidated results of operations on a basis of calendar quarters.

                                                            QUARTER ENDED
                              -------------------------------------------------------------------------
                                 MARCH 30,           JUNE 29,        SEPTEMBER 28,     DECEMBER 28, (a)
                                 ---------           --------        -------------     ----------------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2003
----
    Revenues.................     $69,734            $74,800            $74,635            $ 74,451
    Cost of sales, excluding
      depreciation and
      amortization...........      36,255             37,589             38,295              39,473
    Operating profit (loss)..       3,616              5,855              5,147             (15,819)
    Income (loss) from
      continuing operations..      (1,974)            (1,424)               495             (10,180)
    Gain on disposal of
      discontinued operations
      (Note 20)..............          --                 --                 --               2,245
    Net income (loss)........      (1,974)            (1,424)               495              (7,935)
    Basic and diluted income
      (loss) per share of
      Class A Common Stock
      and Class B Common
      Stock (b):
        Continuing
          operations.........        (.03)              (.02)               .01                (.17)
        Discontinued
          operations.........          --                 --                 --                 .04
        Net income (loss)....        (.03)              (.02)               .01                (.13)

TRIARC COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
JANUARY 2, 2005

                                                              QUARTER ENDED
                                -------------------------------------------------------------------------
                                    MARCH 28,         JUNE 27,      SEPTEMBER 26, (c)    JANUARY 2, 2005
                                    ---------         --------      -----------------    ---------------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2004
----
    Revenues...................      $69,191           $77,465           $85,960            $ 95,963
    Cost of sales, excluding
      depreciation and
      amortization.............       37,385            41,604            40,902              42,706
    Cost of services, excluding
      depreciation and
      amortization.............      --                --                  2,042               5,752
    Operating profit (loss)....          (22)            3,296             5,528              (6,068)
    Income (loss) from
      continuing operations....       (3,156)           (1,276)           11,149              (5,240)
    Gain on disposal of
      discontinued operations
      (Note 20)................      --                --                 10,823               1,641
    Net income (loss)..........       (3,156)           (1,276)           21,972              (3,599)
    Basic income (loss) per
      share (b):
      Class A common stock:
        Continuing
          operations...........         (.05)             (.02)              .16                (.08)
        Discontinued
          operations...........      --                --                    .16                 .02
        Net income (loss)......         (.05)             (.02)              .32                (.06)
      Class B common stock:
        Continuing
          operations...........         (.05)             (.02)              .18                (.08)
        Discontinued
          operations...........      --                --                    .18                 .02
        Net income (loss)......         (.05)             (.02)              .36                (.06)
    Diluted income (loss) per
      share (b):
      Class A common stock:
        Continuing
          operations...........         (.05)             (.02)              .16                (.08)
        Discontinued
          operations...........      --                --                    .15                 .02
        Net income (loss)......         (.05)             (.02)              .31                (.06)
      Class B common stock:
        Continuing
          operations...........         (.05)             (.02)              .17                (.08)
        Discontinued
          operations...........      --                --                    .17                 .02
        Net income (loss)......         (.05)             (.02)              .34                (.06)

---------

 (a) The loss from continuing operations for the quarter ended December 28, 2003 was materially affected by (1) a goodwill impairment charge of $22,000,000 (see Note 16), or $15,591,000 after an income tax benefit of $6,409,000 and
     (2) a gain on sale of business of $5,834,000 (see Notes 8 and 18), or $3,792,000 after income tax provision of $2,042,000 included in income
     (loss) from continuing operations.

 (b) Basic and diluted income (loss) per share amounts reflect the effect of the Stock Distribution and have been computed consistent with the annual calculations explained in Note 4. Basic and diluted income (loss) per share for each of the Class A and Class B Common Shares are the same for each of the first two quarters and the fourth quarters of both 2003 and 2004 since all potentially dilutive securities would have had an antidilutive effect based on the loss from continuing operations in each of those quarters. The basic and diluted income per share for each of the Class A and Class B Common Shares are the same for the quarter ended September 28, 2003 since the difference is less than one cent.

 (c) The income from continuing operations and net income for the quarter ended September 26, 2004 were materially affected by (1) the release of reserves for income taxes no longer required of $25,415,000 (see Note 14) of which $14,592,000 increased the benefit from income taxes included in income
     (loss) from continuing operations and $10,823,000 was reported as gain on disposal of discontinued operations (see Note 20) and (2) the release of related interest accruals of $4,342,000, or $2,741,000 after an income tax provision of $1,601,000, included in income (loss) from continuing operations.

(28) SUBSEQUENT EVENT

    The Company is engaged in negotiations to combine its restaurant segment with RTM, which operates 772 Arby's restaurants in the United States as of January 2, 2005. If consummated, it is expected that the Company would be the majority owner of the combined entity and, accordingly, would consolidate that entity with minority interests. There can be no assurance that RTM, its owners or the Company will enter into definitive agreements or that such a business combination will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the 'Exchange Act')) as of January 2, 2005. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of January 2, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    The scope of our management's assessment did not include Deerfield & Company LLC and its subsidiaries ('Deerfield'), a business in which we acquired a 63.6% capital interest on July 22, 2004, or Deerfield Opportunities Fund, LLC (the 'Opportunities Fund'), an investment fund managed by a subsidiary of Deerfield in which we held an aggregate 95.2% direct and indirect capital interest as of January 2, 2005. Our investment in the Opportunities Fund was an integral and required element of our acquisition of Deerfield, and the Opportunities Fund is subject to substantially the same internal control over financial reporting as Deerfield. For our fiscal year ended January 2, 2005, Deerfield accounted for $22.1 million (or 6.7%) of our $328.6 million of revenues, $1.6 million (or 58.9%) of our $2.7 million of operating profit and $152.9 million (or 14.3%) of our $1,067.0 million of consolidated assets, before the effects of minority interests. The Opportunities Fund accounted for $133.0 million (or 12.5%) of our $1,067.0 million of consolidated assets and $3.3 million (or 14.9%) of our $21.7 million of consolidated investment income as of and for the year ended January 2, 2005, before the effects of minority interests. Deerfield and the Opportunities Fund are 'significant subsidiaries' (as defined in Regulation S-X under the Exchange Act).

    Based on its assessment, our management believes that, as of January 2, 2005, our internal control over financial reporting was effective.

    Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on our assessment of our internal control over financial reporting, which is included below.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

    There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triarc Companies, Inc.
New York, New York

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Triarc Companies, Inc. and subsidiaries (the 'Company') maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of Deerfield & Company LLC and subsidiaries and Deerfield Opportunities Fund, LLC, interests in which were acquired on July 22, 2004 and October 4, 2004, respectively, and whose combined financial statements reflect total assets and revenues constituting 27 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended
January 2, 2005. Accordingly, our audit did not include the internal control over financial reporting of Deerfield & Company LLC and subsidiaries or of Deerfield Opportunities Fund, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2005 of the Company and our report dated March 17, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 17, 2005

ITEM 9B. OTHER INFORMATION.

    Not applicable.

PART III

ITEMS 10, 11, 12, 13 AND 14.

    The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to May 2, 2005 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections 'Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee,' 'Audit Committee Report' and 'Stock Price Performance Graph' shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

EXHIBIT
  NO.                                 DESCRIPTION
  ---                                 -----------
  2.1      -- Agreement and Plan of Merger dated September 15, 2000, among
              Cadbury Schweppes plc, CSN Acquisition Inc., CRC Acquisition
              Inc., Triarc Companies, Inc., Snapple Beverage Group, Inc.
              and Royal Crown Company, Inc., incorporated herein by
              reference to Exhibit 2.1 to Triarc's Current Report on Form
              8-K dated September 20, 2000 (SEC file no. 1-2207).
  2.2      -- Triarc Companies, Inc.'s Third Amended Joint Plan of
              Reorganization Under Chapter 11 of the Bankruptcy Code for
              ICH Corporation, Sybra, Inc. and Sybra of Connecticut, Inc.,
              dated November 22, 2002, incorporated herein by reference to
              Exhibit 2.1 to Triarc's Current Report on Form 8-K dated
              November 27, 2002 (SEC file no. 1-2207).
  2.3      -- Findings of Fact, Conclusions of Law, and Order Under
              Section 1129(a) of the Bankruptcy Code and Rule 3020 of the
              Bankruptcy Rules Confirming Triarc Companies, Inc.'s Third
              Amended Joint Plan of Reorganization Under Chapter 11 for
              ICH Corporation, Sybra, Inc. and Sybra of Connecticut, Inc.,
              dated November 22, 2002, incorporated herein by reference to
              Exhibit 2.2 to Triarc's Current Report on Form 8-K dated
              November 27, 2002 (SEC file no. 1-2207).
  2.4      -- Purchase and Funding Agreement dated as of December 27, 2002 between Triarc Restaurant Holdings, LLC and I.C.H.
              Corporation, incorporated herein by reference to Exhibit 2.1 to Triarc's Current Report on Form 8-K dated December 27,
              2002 (SEC file no. 1-2207).
  2.5      -- Purchase Agreement, dated as of June 26, 2004, by and among
              Triarc Companies, Inc., Sachs Capital Management LLC,
              Deerfield Partners Fund II LLC, Scott A. Roberts, Marvin
              Shrear and Gregory H. Sachs, incorporated herein by
              reference to Exhibit 2.1 to Triarc's Current Report on Form
              8-K dated June 28, 2004 (SEC file no. 1-2207).
  2.6      -- First Amendment to Purchase Agreement, dated as of July 22,
              2004, by and among Triarc Companies, Inc., Sachs Capital
              Management LLC, Deerfield Partners Fund II LLC, Scott A.
              Roberts, Marvin Shrear and Gregory H. Sachs, incorporated
              herein by reference to Exhibit 10.8 to Triarc's Current
              Report on Form 8-K dated July 22, 2004 (SEC file
              no. 1-2207).
  3.1      -- Certificate of Incorporation of Triarc Companies, Inc., as
              currently in effect, incorporated herein by reference to
              Exhibit 3.1 to Triarc's Current Report on Form 8-K dated
              June 9, 2004 (SEC file no. 1-2207).
  3.2      -- By-laws of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's
              Current Report on Form 8-K dated November 5, 2004 (SEC file
              no. 1-2207).
  3.3      -- Certificate of Designation of Class B Common Stock,
              Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on
              Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

EXHIBIT
  NO.                                                   DESCRIPTION
  ---                                                   -----------
  4.1      -- Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA
              Acquisition Corporation, FFCA Mortgage Corporation, Triarc, Arby's Restaurant Development
              Corporation ('ARDC'), Arby's Restaurant Holding Company ('ARHC'), Arby's Restaurant Operations
              Company ('AROC'), Arby's, RTM Operating Company, RTM Development Company, RTM Partners, Inc.
              ('Holdco'), RTM Holding Company, Inc., RTM Management Company, LLC and RTM, Inc. ('RTM'),
              incorporated herein by reference to Exhibit 4.16 to Triarc's Registration Statement on Form S-4
              dated October 22, 1997 (SEC file no. 1-2207).
  4.2      -- Indenture dated as of November 21, 2000 among Arby's Franchise Trust, as issuer, Ambac
              Assurance Corporation, as insurer, and BNY Midwest Trust Company, a Bank of New York Company,
              as Indenture Trustee, incorporated herein by reference to Exhibit 4.2 to Triarc's Current
              Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
  4.3      -- Indenture, dated as of May 19, 2003, between Triarc Companies, Inc. and Wilmington Trust
              Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to Triarc's Registration
              Statement on Form S-3 dated June 19, 2003 (SEC file no. 333-106273).
  4.4      -- Registration Rights Agreement, dated as of May 19, 2003, by and among Triarc Companies, Inc.
              and Morgan Stanley & Co. Incorporated, incorporated herein by reference to Exhibit 4.2 to
              Triarc's Registration Statement on Form S-3 dated June 19, 2003 (SEC file no. 333-106273).
  4.5      -- Supplemental Indenture, dated as of November 21, 2003, between Triarc Companies, Inc. and
              Wilmington Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.3 to
              Triarc's Registration Statement on Form S-3 dated November 24, 2003 (SEC file no. 333-106273).
 10.1      -- Triarc's 1993 Equity Participation Plan, as amended, incorporated herein by reference to
              Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file
              no. 1-2207).**
 10.2      -- Form of Non-Incentive Stock Option Agreement under Triarc's Amended and Restated 1993 Equity
              Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 31, 1997 (SEC file no. 1-2207).**
 10.3      -- Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity
              Participation Plan, incorporated herein by reference to Exhibit 13 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file no. 1-2207).**
 10.4      -- Form of Indemnification Agreement, between Triarc and certain officers, directors, and employees of Triarc, incorporated herein by reference to Exhibit F to the 1994 Proxy (SEC file
              no. 1-2207).**
 10.5      -- Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and RTMOC in favor of Arby's,
              ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit 10.31 to Triarc's
              Registration Statement on Form S-4 dated October 22, 1997 (SEC file no. 1-2207).
 10.6      -- Triarc Companies, Inc. 1997 Equity Participation Plan (the '1997 Equity Plan'), incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated March 16, 1998
              (SEC file no. 1-2207).**
 10.7      -- Form of Non-Incentive Stock Option Agreement under the 1997 Equity Plan, incorporated herein by reference to Exhibit 10.6 to Triarc's Current Report on Form 8-K dated March 16, 1998 (SEC file
              no. 1-2207).**
 10.8      -- Triarc's 1998 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated May 13, 1998 (SEC file
              no. 1-2207).**
 10.9      -- Form of Non-Incentive Stock Option Agreement under Triarc's 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated
              May 13, 1998 (SEC file no. 1-2207).**
 10.10     -- Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation,
              Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to
              Exhibit 10.30 to Triarc's Annual Report on Form 10-K for the fiscal year ended January 3, 1999
              (SEC file no. 1-2207).
 10.11     -- 1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc's 1999 Proxy
              Statement (SEC file no. 1-2207).**

EXHIBIT
  NO.                                                   DESCRIPTION
  ---                                                   -----------
 10.12     -- Employment Agreement dated as of May 1, 1999 between Triarc and Nelson Peltz, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 30, 2000
              (SEC file no. 1-2207).**
 10.13     -- Employment Agreement dated as of May 1, 1999 between Triarc and Peter W. May, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated March 30, 2000
              (SEC file no. 1-2207).**
 10.14     -- Employment Agreement dated as of February 24, 2000 between Triarc and Brian L. Schorr, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated
              March 30, 2000 (SEC file no. 1-2207).**
 10.15     -- Deferral Plan for Senior Executive Officers of Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file
              no. 1-2207).**
 10.16     -- Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.,
              dated as of January 23, 2001, between Triarc and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated
              March 30, 2001 (SEC file no. 1-2207).**
 10.17     -- Trust Agreement for the Deferral Plan for Senior Executive Officers of Triarc Companies, Inc.,
              dated as of January 23, 2001, between Triarc and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated
              March 30, 2001 (SEC file no. 1-2207).**
 10.18     -- Tax Agreement dated as of September 15, 2000, by and among Cadbury Schweppes plc, SBG Holdings,
              Inc., Triarc Companies, Inc. and Triarc Consumer Products Group, LLC, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 20, 2000 (SEC file no. 1-2207).
 10.19     -- Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc
              Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on
              Form 8-K dated November 8, 2000 (SEC file no. 1-2207).
 10.20     -- Servicing Agreement, dated as of November 21, 2000, among Arby's Franchise Trust, as Issuer,
              Arby's, Inc., as Servicer, and BNY Midwest Trust Company, a Bank of New York Company, as
              Indenture Trustee, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on Form 8-K dated March 30, 2001 (SEC file no. 1-2207).
 10.21     -- First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of
              Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and
              Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to
              Triarc's Current Report on Form 8-K dated August 14, 2001 (SEC file no. 1-2207).**
 10.22     -- First Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of
              Triarc Companies, Inc., dated as of April 6, 2001, between Triarc Companies, Inc. and
              Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to
              Triarc's Current Report on Form 8-K dated August 14, 2001 (SEC file no. 1-2207).**
 10.23     -- Triarc's 2002 Equity Participation Plan, as currently in effect, incorporated herein by reference to Exhibit A to Triarc's 2002 Proxy Statement (SEC file no. 1-2207).**
 10.24     -- Form of Non-Incentive Stock Option Agreement under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated
              March 27, 2003 (SEC file no. 1-2207).**
 10.25     -- Second Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of
              Triarc Companies, Inc., dated as of May 9, 2003, between Triarc Companies, Inc. and Wilmington
              Trust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to Triarc's Current
              Report on Form 8-K dated March 11, 2004 (SEC file no. 1-2207).**

EXHIBIT
  NO.                                                   DESCRIPTION
  ---                                                   -----------
 10.26     -- Second Amendment to the Trust Agreement for the Deferral Plan for Senior Executive Officers of
              Triarc Companies, Inc., dated as of May 9, 2003, between Triarc Companies, Inc. and Wilmington
              Trust Company, as trustee, incorporated herein by reference to Exhibit 10.2 to Triarc's Current
              Report on Form 8-K dated March 11, 2004 (SEC file no. 1-2207).**
 10.27     -- Employment Agreement dated as of November 28, 2003 between Arby's, Inc. and Douglas N. Benham, incorporated herein by reference to Exhibit 10.3 to Triarc's Current Report on Form 8-K dated
              March 11, 2004 (SEC file no. 1-2207).**
 10.28     -- Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC, dated as of
              June 26, 2004, incorporated herein by reference to Exhibit 10.4 to Triarc's Current Report on
              Form 8-K dated June 28, 2004 (SEC file no. 1-2207).
 10.29     -- Commitment Agreement, dated as of June 26, 2004, by and among Triarc Companies, Inc., Sachs
              Capital Management LLC, Scott A. Roberts and Deerfield Capital Management LLC, incorporated herein by reference to Exhibit 10.5 to Triarc's Current Report on Form 8-K dated June 28, 2004
              (SEC file no. 1-2207).
 10.30     -- Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC,
              Deerfield Capital Management LLC and Gregory H. Sachs, incorporated herein by reference to
              Exhibit 10.6 to Triarc's Current Report on Form 8-K dated July 22, 2004 (SEC file
              no. 1-2207).**
 10.31     -- Supplement, dated as of July 14, 2004, to the Employment Agreement, dated as of June 26, 2004, by and among Deerfield & Company LLC, Deerfield Capital Management LLC and Gregory H. Sachs,
              incorporated herein by reference to Exhibit 10.7 to Triarc's Current Report on Form 8-K dated
              July 22, 2004 (SEC file no. 1-2207).**
 10.32     -- First Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC,
              dated as of July 22, 2004, incorporated herein by reference to Exhibit 10.9 to Triarc's Current
              Report on Form 8-K dated July 22, 2004 (SEC file no. 1-2207).
 10.33     -- Second Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company
              LLC, dated as of August 16, 2004, incorporated herein by reference to Exhibit 10.10 to Triarc's
              Amendment No. 1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).
 10.34     -- Third Supplement to Fourth Amended and Restated Operating Agreement of Deerfield & Company LLC,
              dated as of August 20, 2004, incorporated herein by reference to Exhibit 10.11 to Triarc's
              Amendment No. 1 to Current Report on Form 8-K/A dated October 5, 2004 (SEC file no. 1-2207).
 10.35     -- Lease Agreement, dated as of December 22, 2004, between 760-24 Westchester Avenue, LLC and
              800-60 Westchester Avenue, LLC, as Lessor, and Triarc Companies, Inc., as Lessee, incorporated herein by reference to Exhibit 10.12 to Triarc's Current Report on Form 8-K dated December 16,
              2004 (SEC file no. 1-2207).
 10.36     -- Form of Restricted Stock Agreement for Class A Common Stock under Triarc's 2002 Equity
              Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).**
 10.37     -- Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under Triarc's 2002
              Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current
              Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).**
 21.1      -- Subsidiaries of the Registrant*
 23.1      -- Consent of Deloitte & Touche LLP*
 23.2      -- Consent of BDO Seidman, LLP*
 31.1      -- Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
 31.2      -- Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
 32.1      -- Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*

EXHIBIT
  NO.                                                   DESCRIPTION
  ---                                                   -----------
99.1      --  Consolidated Financial Statements of Encore Capital Group, Inc.*

-------------------

*  Filed herewith.

** Identifies a management contract or compensatory plan or arrangement.

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

(d) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

   The consolidated financial statements of Encore Capital Group, Inc., an investment of the Company accounted for in accordance with the equity method, are hereby incorporated by reference from 'Item 8. Consolidated Financial Statements' of the Annual Report on Form 10-K for the year ended
   December 31, 2004 of Encore Capital Group, Inc. (SEC file no. 000-26489). A copy of the consolidated financial statements incorporated by reference in this Item 15(d) is included as Exhibit 99.1 to this Form 10-K.

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

                                          TRIARC COMPANIES, INC.
                                          (Registrant)

                                                   /s/ NELSON PELTZ
                                           ....................................

                                                       NELSON PELTZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: March 18, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2005 by the following persons on behalf of the registrant in the capacities indicated.

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

         /s/ FRANCIS T. MCCARRON            Executive Vice President and Chief Financial Officer
 .........................................    (Principal
          (FRANCIS T. MCCARRON)               Financial Officer)

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

            /s/ HUGH L. CAREY               Director
 .........................................
             (HUGH L. CAREY)

             /s/ CLIVE CHAJET               Director
 .........................................
              (CLIVE CHAJET)

           /s/ EDWARD P. GARDEN             Vice Chairman and Director
 .........................................
            (EDWARD P. GARDEN)

           /s/ JOSEPH A. LEVATO             Director
 .........................................
            (JOSEPH A. LEVATO)

           /s/ GREGORY H. SACHS             Director
 .........................................
            (GREGORY H. SACHS)

          /s/ DAVID E. SCHWAB II            Director
 .........................................
           (DAVID E. SCHWAB II)

          /s/ RAYMOND S. TROUBH             Director
 .........................................
           (RAYMOND S. TROUBH)

           /s/ GERALD TSAI, JR.             Director
 .........................................
            (GERALD TSAI, JR.)

          /s/ JACK G. WASSERMAN             Director
 .........................................
           (JACK G. WASSERMAN)

132

                              STATEMENT OF DIFFERENCES
                              ------------------------

The trademark symbol shall be expressed as............................... 'TM'
The registered trademark symbol shall be expressed as....................  'r'