Form 10-Q
period 2005-03-04
TRIARC COMPANIES INC
filed 2005-05-12
CIK 30697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

                                                                 (X) Yes ( ) No

     There were 23,902,892 shares of the registrant's Class A Common Stock and 42,663,278 shares of the registrant's Class B Common Stock outstanding as of April 29, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        January 2,             April 3,
                                                                                         2005 (A)                2005
                                                                                         -------                 ----
                                                                                                 (In Thousands)
                                                                                                   (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents.........................................................$   367,992          $   340,585
     Restricted cash equivalents.......................................................     16,272               33,040
     Short-term investments............................................................    198,218              523,597
     Investment settlements receivable.................................................     30,116              150,565
     Trade and other receivables.......................................................     34,215               21,468
     Inventories.......................................................................      2,222                2,125
     Deferred income tax benefit.......................................................     14,620               14,509
     Prepaid expenses and other current assets.........................................      6,111                6,405
                                                                                       -----------          -----------
        Total current assets...........................................................    669,766            1,092,294
Restricted cash equivalents............................................................     32,886               32,894
Investments............................................................................     82,214               84,219
Properties.............................................................................    103,434              101,109
Goodwill ..............................................................................    118,264              118,264
Asset management contracts and other intangible assets.................................     38,896               37,634
Deferred costs and other assets........................................................     21,513               23,075
                                                                                       -----------          -----------
                                                                                       $ 1,066,973          $ 1,489,489
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.....................................................................$    15,334          $    10,572
     Current portion of long-term debt.................................................     37,214               37,053
     Accounts payable..................................................................     13,261               14,036
     Investment settlements payable....................................................      9,651              104,481
     Securities sold under agreements to repurchase....................................     15,169              269,810
     Other liability positions related to short-term investments.......................     10,624              120,706
     Accrued expenses and other current liabilities....................................     90,757               67,915
     Current liabilities relating to discontinued operations...........................     13,834               13,573
                                                                                       -----------          -----------
        Total current liabilities......................................................    205,844              638,146
Long-term debt.........................................................................    446,479              436,691
Deferred compensation payable to related parties.......................................     32,941               33,769
Deferred income taxes..................................................................     20,002               19,751
Minority interests in consolidated subsidiaries........................................     10,688               12,263
Other liabilities and deferred income..................................................     47,880               46,630
Stockholders' equity:
     Class A common stock..............................................................      2,955                2,955
     Class B common stock..............................................................      5,910                5,910
     Additional paid-in capital........................................................    128,096              134,455
     Retained earnings.................................................................    337,415              335,410
     Common stock held in treasury.....................................................   (227,822)            (227,096)
     Deferred compensation payable in common stock.....................................     54,457               54,457
     Unearned compensation.............................................................     (1,350)              (7,088)
     Accumulated other comprehensive income............................................      3,478                3,236
                                                                                       -----------          -----------
        Total stockholders' equity.....................................................    303,139              302,239
                                                                                       -----------          -----------
                                                                                       $ 1,066,973          $ 1,489,489
                                                                                       ===========          ===========

     (A) Derived and reclassified from the audited consolidated financial statements as of January 2, 2005.

     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Three Months Ended
                                                                                       ---------------------------------
                                                                                        March 28,              April 3,
                                                                                          2004                   2005
                                                                                          ----                   ----
                                                                                    (In Thousands Except Per Share Amounts)
                                                                                                   (Unaudited)
Revenues:
     Net sales..........................................................................$   46,724            $  51,190
     Royalties and franchise and related fees ..........................................    22,467               23,579
     Asset management and related fees .................................................        --               12,928
                                                                                        ----------            ---------
                                                                                            69,191               87,697
                                                                                        ----------            ---------
Costs and expenses:
     Cost of sales, excluding depreciation and amortization.............................    37,385               39,189
     Cost of services, excluding depreciation and amortization..........................        --                4,149
     Advertising and selling............................................................     4,167                4,583
     General and administrative, excluding depreciation and amortization................    24,310               33,814
     Depreciation and amortization, excluding amortization of deferred financing costs..     3,351                5,526
                                                                                        ----------            ---------
                                                                                            69,213               87,261
                                                                                        ----------            ---------
           Operating profit (loss)......................................................       (22)                 436
Interest expense........................................................................    (9,634)             (10,253)
Insurance expense related to long-term debt.............................................      (991)                (904)
Investment income, net..................................................................     6,524                9,100
Gain on sale of business................................................................        16                9,608
Other expense, net......................................................................       (40)                (370)
                                                                                        ----------            ---------
           Income (loss) before income taxes and minority interests.....................    (4,147)               7,617
Benefit from (provision for) income taxes...............................................       991               (2,513)
Minority interests in income of consolidated subsidiaries...............................        --               (2,425)
                                                                                        ----------            ---------
           Net income (loss)............................................................$   (3,156)           $   2,679
                                                                                        ==========            =========
Basic and diluted income (loss) per share of Class A common stock and
     Class B common stock...............................................................$     (.05)           $     .04
                                                                                        ==========            =========


     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                            ----------------------------
                                                                                             March 28,          April 3,
                                                                                               2004               2005
                                                                                               ----               ----
                                                                                                   (In Thousands)
                                                                                                     (Unaudited)
Cash flows from continuing operating activities:
   Net income (loss)...................................................................$      (3,156)       $     2,679
   Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
         Operating investment adjustments, net (see below)..............................      13,815           (362,421)
         Gain on sale of business.......................................................         (16)            (9,608)
         Deferred asset management fees recognized......................................          --               (727)
         Equity in net earnings of investees............................................        (580)              (705)
         Unfavorable lease liability recognized.........................................        (438)              (290)
         Depreciation and amortization of properties....................................       3,030              3,985
         Amortization of other intangible assets and certain other items................         321              1,541
         Amortization of deferred financing costs and original issue discount...........         651                637
         Minority interests in income of consolidated subsidiaries......................          --              2,425
         Deferred compensation expense..................................................         885                463
         Stock-based compensation provision.............................................          --                397
         Deferred income tax provision (benefit)........................................        (572)                 4
         Deferred vendor incentive recognized...........................................        (386)                --
         Other, net.....................................................................         478                504
         Changes in operating assets and liabilities:
             (Increase) decrease in trade and other receivables.........................      (1,766)             7,667
             Decrease in inventories....................................................          54                 97
             (Increase) decrease in prepaid expenses and other current assets...........         753               (294)
             Decrease in accounts payable and accrued expenses and other current
               liabilities..............................................................     (14,077)           (21,889)
                                                                                        ------------        -----------
                Net cash used in continuing operating activities........................      (1,004)          (375,535)(A)
                                                                                        ------------        -----------
Cash flows from continuing investing activities:
   Investment activities, net (see below)...............................................     (70,090)           367,202
   Collection of a note receivable......................................................          --              5,000
   Costs of business acquisitions.......................................................          --             (2,556)
   Capital expenditures.................................................................      (1,052)            (1,588)
   Other, net...........................................................................         (35)               (38)
                                                                                        ------------        -----------
                Net cash provided by (used in) continuing investing activities..........     (71,177)           368,020
                                                                                        ------------        -----------
Cash flows from continuing financing activities:
   Repayments of long-term debt and notes payable.......................................      (8,605)           (16,268)
   Proceeds from issuance of a note payable.............................................          --              1,425
   Dividends paid  .....................................................................      (4,338)            (4,684)
   Net distributions to minority interests in consolidated subsidiaries.................          --               (986)
   Proceeds from exercises of stock options.............................................       7,083                785
   Transfers from restricted cash equivalents collateralizing long-term debt............          23                 97
   Repurchases of common stock for treasury.............................................      (1,381)                --
                                                                                        ------------        -----------
                Net cash used in continuing financing activities........................      (7,218)           (19,631)
                                                                                        ------------        -----------
Net cash used in continuing operations..................................................     (79,399)           (27,146)
Net cash used in discontinued operations................................................        (217)              (261)
                                                                                        ------------        -----------
Net decrease in cash and cash equivalents...............................................     (79,616)           (27,407)
Cash and cash equivalents at beginning of period........................................     560,510            367,992
                                                                                        ------------        -----------
Cash and cash equivalents at end of period..............................................$    480,894        $   340,585
                                                                                        ============        ===========

Detail of cash flows related to investments:
   Operating investment adjustments,net:
       Proceeds from sales of trading securities and net settlements of trading
        derivatives.....................................................................$    100,912       $    685,723
       Cost of trading securities purchased.............................................     (84,634)        (1,039,424)
       Increase in restricted cash securing the notional amount of trading derivatives..          --             (5,308)
       Net recognized (gains) losses from trading securities and derivatives and short
          positions in securities.......................................................         443             (2,167)
       Other net recognized gains, including other than temporary losses................      (2,242)              (637)
       Accretion of discount on debt securities net of distributions received...........        (664)              (608)
                                                                                        ------------        -----------
                                                                                        $     13,815        $  (362,421)
                                                                                        ============        ===========



                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                 Three Months Ended
                                                                                           -----------------------------
                                                                                           March 28,            April 3,
                                                                                             2004                 2005
                                                                                             ----                 ----
                                                                                                  (In Thousands)
                                                                                                    (Unaudited)
    Investing investment activities, net:
       Proceeds from sales of repurchase agreements.....................................$         --        $   647,067
       Payments under repurchase agreements.............................................          --           (392,426)
       Proceeds from securities sold short..............................................       7,100            113,530
       Payments to cover short positions in securities..................................      (8,543)              (971)
       Proceeds from sales and maturities of available-for-sale securities and other
          investments...................................................................      43,718             43,464
       Cost of available-for-sale securities and other investments purchased............    (119,632)           (32,002)
       (Increase) decrease in restricted cash collateralizing obligations for short
          positions in securities.......................................................       7,267            (11,460)
                                                                                        ------------        -----------
                                                                                        $    (70,090)       $   367,202
                                                                                        ============        ===========
     -------------
     (A)  Net  cash  used  in  continuing   operating  activities  reflects  the
          significant net purchases of trading securities and net settlements of trading  derivatives,  which were principally  funded by proceeds from
          net  sales  of  repurchase   agreements  and  the  net  proceeds  from
          securities  sold short.  These  purchases  and sales were  principally transacted through an investment fund,  Deerfield  Opportunities Fund,
          LLC,  which employs  leverage in its trading  activities  and which we consolidate in our condensed consolidated financial statements.  Under accounting  principles  generally  accepted  in the  United  States of
          America,   the  net  purchases  of  trading  securities  and  the  net settlements  of trading  derivatives  must be reported  in  continuing operating activities, while the net sales of repurchase agreements and the net proceeds from securities sold short are reported in continuing investing activities.


























     See accompanying notes to condensed consolidated financial statements.

                     TRIARC COMPANIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  April 3, 2005
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Triarc Companies, Inc. ("Triarc" and, together with its subsidiaries, the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three-month periods set forth in the following paragraph. The results of operations for the three-month period ended April 3, 2005 are not necessarily indicative of the results to be expected for the full year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "Form 10-K").

     The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield & Company LLC ("Deerfield"), in which the Company acquired a 63.6% capital interest on July 22, 2004 (see Note 3), and Deerfield Opportunities Fund, LLC (the "Opportunities Fund"), which commenced during the fourth quarter of 2004 and in which the Company owns a 95.2% capital interest, report on a calendar year ending on December 31. The Company's first quarter of fiscal 2004 commenced on December 29, 2003 and ended on March 28, 2004. The Company's first quarter of fiscal 2005 commenced on January 3, 2005 and ended on April 3, 2005, except that this first quarter includes Deerfield and the Opportunities Fund for the period commencing on January 1, 2005 and ending on March 31, 2005. The period from December 29, 2003 to March 28, 2004 is referred to herein as the three-month period ended March 28, 2004 and the period from January 3, 2005 to April 3, 2005 is referred to herein as the three-month period ended April 3, 2005. Each quarter contained 13 weeks. The effect of including Deerfield and the Opportunities Fund in the Company's Financial Statements for the period from January 1, 2005 to March 31, 2005 instead of the Company's three-month period ended April 3, 2005, was not material. All references to quarters and quarter-end(s) herein relate to fiscal quarters rather than calendar quarters, except with respect to Deerfield and the Opportunities Fund.

     Certain amounts included in the accompanying prior quarter's condensed consolidated financial statements have been reclassified to conform with the current quarter's presentation.

(2)  Stock-Based Compensation

     The Company maintains several equity plans (the "Equity Plans") which collectively provide or provided for the grant of stock options, tandem stock appreciation rights and restricted shares of the Company's common stock to certain officers, other key employees, non-employee directors and consultants, including shares of the Company's common stock granted in lieu of annual retainer or meeting attendance fees to non-employee directors.

     The Company measures compensation costs for its employee stock-based compensation, other than employee membership interests in future profits of a subsidiary, under the intrinsic value method rather than the fair value method. Compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's class A common stock (the "Class A Common Stock"), and/or class B common stock, series 1 (the "Class B Common Stock"), as applicable, at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are recognized as compensation expense over the vesting period of the related stock options.

     On March 14, 2005, the Company granted 149,155 and 731,411 contingently issuable performance-based restricted shares of Class A Common Stock and Class B Common Stock, respectively, (the "Restricted Shares") to certain officers and key employees under its 2002 equity participation plan. The Restricted Shares vest ratably over three years, subject to meeting, in each case, certain Class B Common Stock market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a Class B Common Stock market price target of $18.50 per share. The prices of the Company's Class A and Class B Common Stock on the March 14, 2005 grant date were $15.59 and $14.75 per share, respectively. The Company's Restricted Shares are accounted for as variable plan awards, since they vest only if the Company's Class B Common Stock meets certain market price targets. The Company measures compensation cost for its Restricted Shares by estimating the expected number of shares that will ultimately vest based on the market price of its Class B Common Stock at the end of each period. Such amounts are recognized ratably as compensation expense over the vesting period of the related Restricted Shares and are adjusted based on the market price of the Class B Common Stock at the end of each period.

     A summary of the effect on net income (loss) and net income (loss) per share as if the fair value method, calculated under the Black-Scholes-Merton option pricing model (the "Black-Scholes Model"), had been applied to all outstanding and unvested stock options and Restricted Shares is as follows (in thousands except per share data):

                                                                                              Three Months Ended
                                                                                          ----------------------------
                                                                                          March 28,           April 3,
                                                                                            2004                2005
                                                                                            ----                ----

      Net income (loss), as reported.....................................................$  (3,156)         $   2,679
      Reversal of stock-based compensation expense determined
        under the intrinsic value method included in reported net income
        or loss, net of related income taxes.............................................       --                156
      Recognition of stock-based compensation expense determined
        under the fair value method, net of related income taxes.........................     (518)            (1,877)
                                                                                         ---------          ---------
      Net income (loss), as adjusted.....................................................$  (3,674)         $     958
                                                                                         =========          =========

      Net income (loss) per share:
        Class A Common Stock:
           Basic, as reported............................................................$    (.05)         $     .04
           Basic, as adjusted............................................................     (.06)               .01
           Diluted, as reported..........................................................     (.05)               .04
           Diluted, as adjusted..........................................................     (.06)               .01
        Class B Common Stock:
           Basic, as reported............................................................$    (.05)         $     .04
           Basic, as adjusted............................................................     (.06)               .02
           Diluted, as reported..........................................................     (.05)               .04
           Diluted, as adjusted..........................................................     (.06)               .01



     Stock options granted during the periods presented below are exercisable for one share of Class A Common Stock (the "Class A Options") or one share of Class B Common Stock (the "Class B Options"). The fair value of these stock options granted under the Equity Plans on the date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

                                                                                            Three Months Ended
                                                                                   ------------------------------------
                                                                                      March 28, 2004      April 3, 2005
                                                                                   --------------------   -------------
                                                                                   Class A      Class B      Class B
                                                                                   Options      Options      Options
                                                                                   -------      -------      -------

      Risk-free interest rate.....................................................  3.23%        3.71%        3.86%
      Expected option life in years...............................................    7            7            7
      Expected volatility.........................................................  20.4%        33.0%        28.1%
      Dividend yield..............................................................  2.41%        2.61%        2.63%

     During the three-month period ended March 28, 2004, the Company granted 15,000 Class A Options and 180,000 Class B Options and during the three-month period ended April 3, 2005, the Company granted 4,473,000 Class B Options under the Equity Plans at exercise prices equal to the market price of the stock on the grant dates. The weighted average grant date fair values of each of these stock options, using the Black-Scholes Model with the assumptions set forth above, were $2.22, $3.42 and $3.98 respectively.

     The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The Company's stock-option awards to employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates. Therefore, in the opinion of the Company, the existing model does not necessarily provide a reliable single measure of the fair value of the Company's stock-option awards.

(3)  Business Acquisition

     On July 22, 2004 the Company completed the acquisition of a 63.6% capital interest in Deerfield (the "Deerfield Acquisition") for an aggregate cost of $94,907,000, consisting of payments of $86,532,000 to selling owners and estimated expenses of $8,375,000, including expenses reimbursed to a selling owner. In connection with the Deerfield Acquisition, effective August 20, 2004, Deerfield granted membership interests in future profits to certain of its key employees, which reduced the Company's interest in the profits of Deerfield subsequent to August 19, 2004 to 61.5%. The Company acquired Deerfield with the expectation of growing the substantial value of Deerfield's historically profitable investment advisory brand. Deerfield is an asset manager and represents a business segment of the Company (see Note 10).

     Deerfield's results of operations, less applicable minority interests, and cash flows subsequent to the July 22, 2004 date of the Deerfield Acquisition have been included in the Company's condensed consolidated statements of operations and cash flows. As such, Deerfield's results of operations and cash flows are included in the Company's consolidated results for the three-month period ended April 3, 2005, but are not included for the three-month period ended March 28, 2004.

     The preliminary allocation of the purchase price of Deerfield to the assets acquired and liabilities assumed included in Note 3 to the consolidated financial statements contained in the Form 10-K remains unchanged as of April 3, 2005.

     The following supplemental pro forma condensed consolidated summary operating data (the "As Adjusted Data") of the Company for the three-month period ended March 28, 2004 has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the Deerfield Acquisition as if it had been consummated as of December 29, 2003 (in thousands except per share amounts):

                                                                                           Three Months Ended
                                                                                             March 28, 2004
                                                                                    -------------------------------
                                                                                    As Reported         As Adjusted
                                                                                    -----------         -----------

      Revenues......................................................................$   69,191          $   81,118
      Operating profit (loss)......................................................        (22)              3,664
      Net loss.....................................................................     (3,156)             (2,012)
      Basic and diluted loss per share of Class A Common Stock and
        Class B Common Stock.......................................................       (.05)               (.03)

     This As Adjusted Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual condensed consolidated results of operations had the Deerfield Acquisition actually been consummated as of December 29, 2003 or of the Company's future results of operations.

(4)  Comprehensive Income (Loss)

     The  following  is a summary  of the  components  of  comprehensive  income
(loss), net of income taxes and minority interests (in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     March 28,            April 3,
                                                                                       2004                 2005
                                                                                       ----                 ----

      Net income (loss) ............................................................$   (3,156)         $    2,679
      Unrealized gains (losses) on available-for-sale securities (see below)........       552                (261)
      Net change in currency translation adjustment.................................        (3)                 19
                                                                                    ----------          ----------
      Comprehensive income (loss)...................................................$   (2,607)         $    2,437
                                                                                    ==========          ==========

     The following is a summary of the components of the unrealized gains or losses on available-for-sale securities included in comprehensive income (loss)
(in thousands):

                                                                                          Three Months Ended
                                                                                     -----------------------------
                                                                                     March 28,            April 3,
                                                                                       2004                 2005
                                                                                       ----                 ----

      Unrealized holding gains arising during the period............................$      262          $    1,394
      Reclassifications of prior period net unrealized holding (gains) losses into
         "Investment income, net"...................................................       598              (1,006)
                                                                                    ----------          ----------
                                                                                           860                 388
      Equity in change in unrealized losses on available-for-sale securities and
        other investments accounted for similarly...................................        (2)               (714)
      Income tax (provision) benefit................................................      (306)                142
      Minority interests in a consolidated subsidiary...............................        --                 (77)
                                                                                    ----------          ----------
                                                                                    $      552          $     (261)
                                                                                    ==========          ==========

(5)  Income (Loss) Per Share

     Basic income (loss) per share has been computed by dividing the allocated income or loss for the Company's Class A Common Stock and the Company's Class B Common Stock by the weighted average number of shares of each class. Both factors are presented in the tables below. The net loss for the three-month period ended March 28, 2004 was allocated equally among each share of Class A Common Stock and Class B Common Stock, resulting in the same loss per share for each class. Net income for the three-month period ended April 3, 2005 was allocated between the Class A Common Stock and Class B Common Stock based on the actual dividend payment ratio. The weighted average number of shares includes the weighted average effect of the shares held in two deferred compensation trusts reported in "Deferred compensation payable in common stock" as a component of "Stockholders' Equity" in the accompanying condensed consolidated balance sheets. These shares are not reported as outstanding shares for financial statement purposes.

     Diluted loss per share for the three-month period ended March 28, 2004 was the same as basic loss per share for each share of the Class A and Class B Common Stock since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities on the loss per share would have been antidilutive. Diluted income per share for the three-month period ended April 3, 2005 has been computed by dividing the allocated income for the Class A Common Stock and Class B Common Stock by the weighted average number of shares of each class plus the potential common share effects on each class of (1) dilutive stock options, computed using the treasury stock method, and (2) contingently issuable performance-based Restricted Shares of Class A and Class B Common Stock that would be issuable based on the market price as of April 3, 2005, as presented in the table below. The shares used to calculate diluted income per share exclude any effect of the Company's $175,000,000 of 5% convertible notes which would have been antidilutive since the after-tax interest on the convertible notes, which would be added back to the allocated income for purposes of calculating diluted income per share, per share of Class A Common Stock and Class B Common Stock obtainable on conversion exceeds the reported basic income per share.

     The only remaining Company securities as of April 3, 2005 that could dilute basic income per share for periods subsequent to April 3, 2005 are (1) outstanding stock options which are exercisable into 3,594,636 shares and 13,556,772 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, (2) the $175,000,000 of 5% convertible notes which are convertible currently into 4,375,000 shares and 8,750,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, and (3) 149,155 and 731,411 contingently issuable Restricted Shares of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Income (loss) per share has been computed by allocating the income or loss as follows (in thousands):

                                                                                                Three Months Ended
                                                                                             -----------------------
                                                                                             March 28,      April 3,
                                                                                               2004           2005
                                                                                               ----           ----
      Class A Common Stock................................................................$   (1,049)     $      882
      Class B Common Stock................................................................    (2,107)          1,797

     The number of shares used to calculate basic and diluted income (loss) per share were as follows (in thousands):

                                                                                                Three Months Ended
                                                                                             ----------------------
                                                                                             March 28,       April 3,
                                                                                               2004           2005
                                                                                               ----           ----
      Class A Common Stock:
        Weighted average shares
             Outstanding..................................................................    19,616          22,014
             Held in deferred compensation trusts.........................................       376           1,695
                                                                                          ----------      ----------
        Basic shares......................................................................    19,992          23,709
             Dilutive effect of stock options.............................................        --           1,124
             Contingently issuable Restricted Shares......................................        --              18
                                                                                          ----------      ----------
        Diluted shares....................................................................    19,992          24,851
                                                                                          ==========      ==========

      Class B Common Stock:
        Weighted average shares
             Outstanding..................................................................    39,401          38,454
             Held in deferred compensation trusts.........................................       753           3,390
                                                                                          ----------      ----------
        Basic shares......................................................................    40,154          41,844
             Dilutive effect of stock options.............................................        --           2,445
             Contingently issuable Restricted Shares......................................        --              86
                                                                                          ----------      ----------
        Diluted shares....................................................................    40,154          44,375
                                                                                          ==========      ==========

(6)  Discontinued Operations

     Prior to 2004 the Company sold (1) the stock of the companies comprising the Company's former premium beverage and soft drink concentrate business segments (the "Beverage Discontinued Operations"), (2) the stock or the principal assets of the companies comprising the former utility and municipal services and refrigeration business segments (the "SEPSCO Discontinued Operations") of SEPSCO, LLC, a subsidiary of the Company, and (3) substantially all of its interest in a partnership and subpartnership comprising the Company's former propane business segment (the "Propane Discontinued Operations"). The Beverage, SEPSCO and Propane Discontinued Operations have been accounted for as discontinued operations by the Company. There remain certain obligations not transferred to the buyers of these discontinued businesses to be liquidated.

     Current liabilities relating to the discontinued operations consisted of the following (in thousands):

                                                                                    January 2,            April 3,
                                                                                       2005                 2005
                                                                                       ----                 ----
      Accrued expenses, including accrued income taxes, of the Beverage
        Discontinued Operations....................................................$    12,455          $    12,221
      Liabilities relating to the SEPSCO and Propane Discontinued Operations.......      1,379                1,352
                                                                                   -----------          -----------
                                                                                   $    13,834          $    13,573
                                                                                   ===========          ===========

     The Company expects that the liquidation of these remaining liabilities will not have a material adverse impact on its consolidated financial position or results of operations. To the extent any estimated amounts included in current liabilities relating to the discontinued operations are determined to be in excess of the requirement to liquidate the associated liability, any such excess will be released at that time as a component of gain on disposal of discontinued operations.

(7)  Retirement Benefit Plans

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

     The components of the net periodic pension cost incurred by the Company with respect to these plans are as follows (in thousands):

                                                                                                Three Months Ended
                                                                                          ----------------------------
                                                                                          March 28,           April 3,
                                                                                            2004                2005
                                                                                            ----                ----
      Service cost (consisting entirely of plan expenses)...............................$       22         $       24
      Interest cost.....................................................................        61                 59
      Expected return on the plans' assets..............................................       (71)               (70)
      Amortization of unrecognized net loss.............................................         8                 12
                                                                                        ----------         ----------
      Net periodic pension cost.........................................................$       20         $       25
                                                                                        ==========         ==========

(8)  Transactions with Related Parties

     Prior to 2004 the Company provided incentive compensation of $22,500,000, in the aggregate, to the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company (the "Executives") which was invested in two deferred compensation trusts (the "Deferred Compensation Trusts") for their benefit. Deferred compensation expense of $885,000 and $457,000 was recognized in the three-month periods ended March 28, 2004 and April 3, 2005, respectively, for increases in the fair value of the investments in the Deferred Compensation Trusts. Under GAAP, the Company recognizes investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but is unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. Accordingly, the Company recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $744,000 and $(78,000) in the three-month periods ended March 28, 2004 and April 3 2005, respectively. The net investment income during the three-month period ended March 28, 2004 consisted of an $828,000 realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts, which included increases in value prior to the three-month period ended March 28, 2004 of $777,000, and $2,000 of interest income, less $86,000 of investment management fees. The net investment loss during the three-month period ended April 3, 2005 consisted of investment management fees of $107,000, less interest income of $29,000. Realized gains, interest income and investment management fees are included in "Investment income, net" and deferred compensation expense is included in "General and administrative, excluding depreciation and amortization" expenses in the accompanying condensed consolidated statements of operations. As of April 3, 2005, the obligation to the Executives related to the Deferred Compensation Trusts is $32,181,000 and is included in "Deferred compensation payable to related parties" in the accompanying condensed consolidated balance sheets. As of April 3, 2005, the assets in the Deferred Compensation Trusts consisted of $20,001,000 included in "Investments," which does not reflect the unrealized increase in the fair value of the investments, $5,272,000 included in "Cash and cash equivalents" and $221,000 included in "Investment settlements receivable" in the accompanying condensed consolidated balance sheet. The cumulative disparity between (1) deferred compensation expense and net recognized investment income and (2) the obligation to the Executives and the carrying value of the assets in the Deferred Compensation Trusts will reverse in future periods as either (1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

     The Company continues to have additional related party transactions of the same nature and general magnitude as those described in Note 24 to the consolidated financial statements contained in the Form 10-K.

(9)  Legal and Environmental Matters

     In  2001,  a vacant  property  owned by  Adams  Packing  Association,  Inc.
("Adams"), an inactive subsidiary of the Company, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS") list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams were sold in December 1992. In February 2003, Adams and the Florida Department of Environmental Protection (the "FDEP") agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the FDEP approved the work plan submitted by Adams' environmental consultant and during 2004 the work under that plan was completed. Adams submitted its contamination assessment report to the FDEP in March 2004. In August 2004, the FDEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The first sampling event occurred in January 2005 and the results have been submitted to the FDEP for its review. Based on provisions of $1,667,000 for those costs made prior to 2004, and after taking into consideration various legal defenses available to the Company, including Adams, Adams has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of the Company's stockholders. Each of these actions named the Company, the Executives and other members of the Company's then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that the Company's tender offer statement filed with the SEC in 1999, pursuant to which the Company repurchased 3,805,015 shares of its Class A Common Stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action that was subsequently dismissed in October 2002 and is no longer being appealed. Through April 3, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, the Company is involved in other litigation and claims incidental to its current and prior businesses. Triarc and its subsidiaries have reserves for all of their legal and environmental matters aggregating $1,200,000 as of April 3, 2005. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to Triarc and/or its subsidiaries, and given the aforementioned reserves, the Company does not believe that the outcome of such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

(10) Business Segments

     The Company manages and internally reports its operations as two business segments: (1) the operation and franchising of restaurants ("Restaurants") and
(2) asset management (see Note 3). The Company evaluates segment performance and allocates resources based on each segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA has been computed as operating profit plus depreciation and amortization, excluding amortization of deferred financing costs ("Depreciation and Amortization"). Operating profit has been computed as revenues less operating expenses. In computing EBITDA and operating profit, interest expense and non-operating income and expenses have not been considered. Identifiable assets by segment are those assets used in the Company's operations of each segment. General corporate assets consist primarily of cash and cash equivalents, short-term investments, receivables, non-current investments and properties.

     The following is a summary of the Company's segment information (in thousands):

                                                                                                 Three Months Ended
                                                                                              -------------------------
                                                                                              March 28,        April 3,
                                                                                                2004             2005
                                                                                                ----             ----
      Revenues:
          Restaurants.......................................................................$    69,191    $    74,769
          Asset management..................................................................         --         12,928
                                                                                            -----------    -----------
               Consolidated revenues........................................................$    69,191    $    87,697
                                                                                            ===========    ===========
      EBITDA:
          Restaurants.......................................................................$    14,011    $    17,063
          Asset management..................................................................         --          3,923
          General corporate.................................................................    (10,682)       (15,024)
                                                                                            -----------    -----------
               Consolidated EBITDA..........................................................      3,329          5,962
                                                                                            -----------    -----------
      Less Depreciation and Amortization:
          Restaurants.......................................................................      2,015          2,936
          Asset management..................................................................         --          1,083
          General corporate.................................................................      1,336          1,507
                                                                                            -----------    -----------
               Consolidated Depreciation and Amortization...................................      3,351          5,526
                                                                                            -----------    -----------
      Operating profit (loss):
          Restaurants.......................................................................     11,996         14,127
          Asset management..................................................................         --          2,840
          General corporate.................................................................    (12,018)       (16,531)
                                                                                            -----------    -----------
               Consolidated operating profit (loss).........................................        (22)           436
      Interest expense......................................................................     (9,634)       (10,253)
      Insurance expense related to long-term debt...........................................       (991)          (904)
      Investment income, net................................................................      6,524          9,100
      Gain on sale of business..............................................................         16          9,608
      Other expense, net....................................................................        (40)          (370)
                                                                                            -----------    -----------
               Consolidated income (loss) before income taxes and minority interests........$    (4,147)   $     7,617
                                                                                            ===========    ===========


                                                                                             January 2,        April 3,
                                                                                                2005             2005
                                                                                                ----             ----
      Identifiable assets:
        Restaurants.........................................................................$   209,856    $   209,392
        Asset management....................................................................    138,818        123,555
        General corporate...................................................................    718,299      1,156,542
                                                                                            -----------    -----------
               Consolidated total assets....................................................$ 1,066,973    $ 1,489,489
                                                                                            ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Executive Overview

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Triarc Companies, Inc., which we refer to as Triarc, and its subsidiaries should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Item 7 of our 2004 Form 10-K describes our contractual obligations and the application of our critical accounting policies. There have been no significant changes as of April 3, 2005 pertaining to these topics. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II - Other Information" preceding "Item 1."

     We currently operate in two business segments. We operate in the restaurant business through our franchised and Company-owned Arby's restaurants and, effective with the July 2004 acquisition of Deerfield & Company, LLC, which we refer to as Deerfield, we operate in the asset management business.

     On July 22, 2004 we completed the acquisition of a 63.6% capital interest in Deerfield, which transaction we refer to as the Deerfield Acquisition. Deerfield, through its wholly-owned subsidiary Deerfield Capital Management LLC, is an asset manager offering a diverse range of fixed income and credit-related strategies to institutional investors. Deerfield provides asset management services for (1) collateralized debt obligation vehicles, which we refer to as CDOs, and (2) investment funds and private investment accounts, which we refer to as Funds, including Deerfield Triarc Capital Corp., a real estate investment trust formed in December 2004, which we refer to as the REIT. Deerfield's results of operations, less applicable minority interests, and cash flows are included in our consolidated results for the three-month period ended April 3, 2005, but are not included for the three-month period ended March 28, 2004.

     In our restaurant business, we derive revenues in the form of royalties and franchise and related fees and from sales by our Company-owned restaurants. While over 60% of our existing Arby's royalty agreements and all of our new domestic royalty agreements provide for royalties of 4% of franchise revenues, our average royalty rate was 3.5% for the three months ended April 3, 2005. In our asset management business, we derive revenues in the form of asset management and related fees from our management of CDOs and Funds and we may expand the types of investments that we offer and manage.

     We derived investment income throughout the periods presented principally from the investment of our excess cash. In that regard, in October 2004 we invested $100.0 million to seed a new multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by Deerfield and currently accounted for as a consolidated subsidiary of ours, with minority interests to the extent of participation by investors other than us (see "Consolidation of Opportunities Fund"). The Opportunities Fund principally invests in various fixed income securities and their derivatives, as opportunities arise, and employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests.

     Our goal is to enhance the value of our Company by increasing the revenues of the Arby's restaurant business and our recently acquired asset management business. We are continuing to focus on growing the number of restaurants in the Arby's system, adding new menu offerings and implementing operational initiatives targeted at service levels and convenience. We plan to grow
Deerfield's assets under management by utilizing the value of its historically profitable investment advisory brand and increasing the types of assets under management, such as the REIT, thereby increasing Deerfield's asset management fee revenues.

     As discussed below under "Liquidity and Capital Resources - Investments and Potential Acquisitions," we continue to evaluate our options for the use of our significant cash and investment position, including business acquisitions, repurchases of our common stock and investments. In recent years we evaluated a number of business acquisition opportunities, including Deerfield, and we intend to continue our disciplined search for potential business acquisitions that we believe have the potential to create significant value to our stockholders.

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

     o Increased price competition, as evidenced by value menu concepts, which offer comparatively lower prices on some menu items; combination meal concepts, which offer a complete meal at an aggregate price lower than the price of the individual food and beverage items; and use of coupons and other price discounting;

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

     o Increases in beef and other commodity costs, although in recent months these costs have stabilized at levels which we anticipate will continue in the foreseeable future; and

     o Legislative activity on both the federal and state level, which could result in higher (1) wages and related fringe benefits, including health care and other insurance costs, and (2) packaging costs.

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

     o Continued growth of the CDO market as it opens to individual investors, in addition to the institutional investors which it has mainly served in the past, with CDOs that offer more simplified income tax reporting for the investor; and

     o Increased competition in the fixed income investment markets resulting in higher demand for, and costs of, investments purchased by CDOs resulting in the need to continuously develop new investment strategies with the goal of maintaining acceptable risk-adjusted returns to investors.

Presentation of Financial Information

     We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. However, Deerfield and the Opportunities Fund report on a calendar year ending on December 31. Our first quarter of fiscal 2004 commenced on December 29, 2003 and ended on March 28, 2004, and our first quarter of fiscal 2005 commenced on January 3, 2005 and ended on April 3, 2005. When we refer to the "three months ended March 28, 2004," or the "2004 first quarter," we mean the period from December 29, 2003 to March 28, 2004, and when we refer to the "three months ended April 3, 2005," or the "2005 first quarter," we mean the period from January 3, 2005 to April 3, 2005. Each quarter contained 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods, except for Deerfield and the Opportunities Fund.

Results of Operations

     Presented below is a table that summarizes our results of operations and compares the amount and percent of the change between the 2004 first quarter and the 2005 first quarter. We consider certain percentage changes between these quarters to be not measurable or not meaningful, and we refer to these as "n/m." The percentage changes used in the following discussion have been rounded to the nearest whole percent.

                                                                 Three Months Ended
                                                                 ------------------          Change
                                                                 March 28,  April 3,         ------
                                                                   2004       2005      Amount     Percent
                                                                   ----       ----      ------     -------
                                                                       (In Millions Except Percents)
Revenues:
   Net sales...................................................$     46.7   $    51.2   $     4.5      10  %
   Royalties and franchise and related fees....................      22.5        23.6         1.1       5  %
   Asset management and related fees...........................        --        12.9        12.9     n/m
                                                               ----------   ---------   ---------
                                                                     69.2        87.7        18.5      27  %
                                                               ----------   ---------   ---------
Costs and expenses:
   Cost of sales, excluding depreciation and amortization......      37.3        39.2         1.9       5  %
   Cost of services, excluding depreciation and amortization...        --         4.2         4.2     n/m
   Advertising and selling.....................................       4.2         4.6         0.4      10  %
   General and administrative, excluding depreciation and
     amortization..............................................      24.3        33.8         9.5      39  %
   Depreciation and amortization, excluding amortization of
     deferred financing costs .................................       3.4         5.5         2.1      62  %
                                                               ----------   ---------   ---------
                                                                     69.2        87.3        18.1      26  %
                                                               ----------   ---------   ---------
       Operating profit........................................        --         0.4         0.4     n/m
Interest expense ..............................................      (9.6)      (10.2)       (0.6)     (6) %
Insurance expense related to long-term debt....................      (1.0)       (0.9)        0.1      10  %
Investment income, net.........................................       6.5         9.1         2.6      40  %
Gain on sale of business.......................................        --         9.6         9.6     n/m
Other expense, net.............................................      (0.1)       (0.4)       (0.3)    n/m
                                                               ----------   ---------   ---------
       Income (loss) before income taxes and minority
          interests............................................      (4.2)        7.6        11.8     n/m
Benefit from (provision for) income taxes......................       1.0        (2.5)       (3.5)    n/m
Minority interests in income of consolidated subsidiaries......        --        (2.4)       (2.4)    n/m
                                                               ----------   ---------   ---------
       Net income (loss).......................................$     (3.2)  $     2.7   $     5.9     n/m
                                                               ==========   =========   =========


Three Months Ended April 3, 2005 Compared with Three Months Ended March 28, 2004

Net Sales

     Our net sales, which were generated entirely from the Company-owned restaurants, increased by $4.5 million, or 10%, to $51.2 million for the three months ended April 3, 2005 from $46.7 million for the three months ended March 28, 2004. This increase principally reflects a $4.2 million improvement due to a 9% growth in same-store sales of the Company-owned restaurants in the 2005 first quarter compared with the weak same-store sales performance of the 2004 first quarter. When we refer to same-store sales, we mean only sales of those restaurants which were open during the same months in both of the comparable periods. The increase in same-store sales reflected (1) the effects of an increase in print media advertising, primarily couponing, and other marketing initiatives launched in the 2005 first quarter, (2) the introduction of new Market Fresh(TM) menu offerings since March 28, 2004 consisting of salads, wraps and new sandwiches and (3) operational initiatives targeting continued improvement in customer service levels and convenience.

     The 9% growth in same-store sales of Company-owned restaurants in the 2005 first quarter compared with the 2004 first quarter exceeds the 3% growth in same-store sales of franchised restaurants in the 2005 first quarter compared with the 2004 first quarter discussed below under "Royalties and Franchise and Related Fees." The comparatively higher same-store sales growth of the Company-owned restaurants is due to the relatively weaker same-store sales performance of the Company-owned restaurants versus the franchised restaurants in the comparable prior year first quarter and the increased use of couponing in the Company-owned restaurants in the 2005 first quarter.

     We expect to continue to experience same-store sales growth of Company-owned restaurants for the remainder of 2005, although at a lower rate than the 9% in the 2005 first quarter because of expected decreased use of couponing in the remaining three quarters of 2005 and the improved same-store sales performance in the last nine months of the prior year compared with the prior year first quarter. This continued same-store sales growth is due to a continuation of the same factors affecting our first quarter 2005 same-store sales comparisons, other than the increased use of couponing. We presently plan to open ten new Company-owned restaurants during the remainder of 2005. In addition, we will evaluate whether to close any underperforming Company-owned restaurants and continually review the performance of each of those restaurants, particularly in connection with the decision to renew or extend their leases. Specifically, we have twelve restaurants where the facilities leases either are scheduled for renewal or expire during the remainder of 2005 and we currently anticipate the renewal or extension of most of these leases.

Royalties and Franchise and Related Fees

     Our royalties and franchise and related fees, which were generated entirely from the franchised restaurants, increased $1.1 million, or 5%, to $23.6 million for the three months ended April 3, 2005 from $22.5 million for the three months ended March 28, 2004. This increase consisted of (1) a $0.7 million improvement in royalties due to a 3% increase in same-store sales of the franchised restaurants during the 2005 first quarter compared with the weak same-store sales performance during the 2004 first quarter and (2) a $0.6 million improvement in royalties from the 81 restaurants opened since March 28, 2004 with generally higher than average sales volumes, replacing the royalties from the 74 generally underperforming restaurants closed since March 28, 2004. The increase in same-store sales of the franchised restaurants reflects (1) the new Market Fresh(TM) menu offerings introduced since March 28, 2004 discussed above under "Net Sales," (2) a new marketing program launched in the 2005 first quarter supporting both traditional and new menu offerings and (3) operational initiatives targeting continued improvement in customer service levels and convenience. These increases were partially offset by a $0.2 million decrease in franchise and related fees principally due to the opening of 11 fewer franchised restaurants in the 2005 first quarter compared with the 2004 first quarter.

     We expect to continue to experience positive same-store sales growth of franchised restaurants during the remainder of 2005 at a similar 3% rate as experienced in the 2005 first quarter due to the anticipated continuation of the same factors that benefited the first quarter.

Asset Management and Related Fees

     Our asset management and related fees of $12.9 million for the 2005 first quarter resulted entirely from the management of CDOs and Funds reflecting the Deerfield Acquisition.

Cost of Sales, Excluding Depreciation and Amortization

     Our cost of sales, excluding depreciation and amortization, resulted entirely from the Company-owned restaurants. Cost of sales increased $1.9 million, or 5%, to $39.2 million for the three months ended April 3, 2005, resulting in a gross margin of 23%, from $37.3 million for the three months ended March 28, 2004, resulting in a gross margin of 20%. We define gross margin as the difference between net sales and cost of sales divided by net sales. The increase in cost of sales is largely driven by the higher level of sales in the first quarter of 2005 compared with the first quarter of 2004, as discussed above under "Net Sales." The improvement in gross margin in the first quarter of 2005 compared with the first quarter of 2004 is primarily attributable to improved oversight and training of store management and improved operational reporting made available by the new back office and point-of-sale restaurant systems implemented in the latter part of 2004, which facilitated labor efficiencies and reduced food waste. Also favorably affecting our margin in the 2005 first quarter were slightly lower costs for roast beef, the largest component of our menu offerings, and the impact of price increases implemented in the second half of 2004 for some of our menu items.

     We expect that the improvement in our gross margin to 23% that we experienced during the 2005 first quarter will continue during the remainder of 2005 primarily as a result of the labor efficiencies and reduced food waste referred to above.

Cost of Services, Excluding Depreciation and Amortization

     Our cost of services, excluding depreciation and amortization, of $4.2 million for the 2005 first quarter resulted entirely from the management of CDOs and Funds by Deerfield.

     Our royalties and franchise and related fees have no associated cost of services.

Advertising and Selling

     Our advertising and selling expenses increased $0.4 million, or 10%, principally due to an increase in advertising expenses of the Company-owned restaurants relating to increased spending for print media campaigns, primarily couponing.

General and Administrative, Excluding Depreciation and Amortization

     Our general and administrative expenses, excluding depreciation and amortization increased $9.5 million, partially reflecting $4.9 million of general and administrative expenses of Deerfield. Aside from the effect of the Deerfield Acquisition, general and administrative expenses increased $4.6 million primarily due to a $5.3 million increase in employee compensation reflecting higher incentive compensation costs and, to a much lesser extent, increased headcount and, in the 2005 first quarter, a provision for stock-based compensation related to grants of 149,155 and 731,411 shares of our contingently issuable performance-based restricted class A and class B common stock, respectively, on March 14, 2005, as discussed below. The increase was partially offset by (1) a $0.6 million decrease in severance charges and (2) a $0.4 million decrease in deferred compensation expense. Deferred compensation expense of $0.9 million in the 2004 first quarter and $0.5 million in the 2005 first quarter represents the increase in the fair value of investments in two deferred compensation trusts, which we refer to as the Deferred Compensation Trusts, for the benefit of our Chairman and Chief Executive Officer and our President and Chief Operating Officer, whom we refer to as the Executives, as explained in more detail below under "Income (Loss) Before Income Taxes and Minority Interests."

     The provision for stock-based compensation related to the restricted stock grants was $0.2 million during the 2005 first quarter and may vary significantly during the remaining nine months of 2005. These restricted shares vest ratably over three years, subject to meeting, in each case, certain class B common share market price targets of between $12.09 and $16.09 per share, or to the extent not previously vested, on March 14, 2010 subject to meeting a class B common share market price target of $18.50 per share. The provision for stock-based compensation during the remainder of 2005 will vary depending on the market price of our class B common stock in relation to the market price targets upon which vesting of the restricted shares is contingent and will be adjusted based on the market price of the class B common stock at the end of each quarter.

     We are required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," no later than our 2006 fiscal first quarter. As a result, we will be required to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award rather than its intrinsic value, which we are currently using. We currently expect that the adoption of this statement will materially increase the amount of compensation expense recognized over the periods that the respective stock options and restricted stock vest.

Depreciation  and  Amortization,  Excluding  Amortization of Deferred  Financing
Costs

     Our depreciation and amortization, excluding amortization of deferred financing costs increased $2.1 million, partially reflecting $1.1 million of depreciation and amortization related to Deerfield. Aside from the effect of the Deerfield Acquisition, depreciation and amortization increased $1.0 million entirely due to an increase in depreciation and amortization of properties and amortization of software partially related to our new back office and point-of-sale restaurant systems installed in the second half of 2004.

Interest Expense

     Interest expense increased $0.6 million principally due to a $1.3 million increase in interest expense on debt securities sold with an obligation to purchase or under agreements to repurchase in connection with the use of leverage in the Opportunities Fund. This increase was partially offset by a $0.7 million decrease attributable to lower outstanding amounts of a majority of our long-term debt.

Investment Income, Net

     The following table summarizes and compares the major components of investment income, net:

                                                                      Three Months Ended
                                                                   ------------------------
                                                                   March 28,       April 3,
                                                                     2004            2005           Change
                                                                     ----            ----           ------
                                                                                (In Millions)

      Interest income.............................................$     4.1        $    6.3       $     2.2
      Recognized net gains........................................      1.8             3.1             1.3
      Distributions, including dividends..........................      0.7             0.2            (0.5)
      Other than temporary unrealized losses......................       --            (0.3)           (0.3)
      Other.......................................................     (0.1)           (0.2)           (0.1)
                                                                  ---------        --------       ---------
                                                                  $     6.5        $    9.1       $     2.6
                                                                  =========        ========       =========

     Interest income increased $2.2 million partially reflecting $0.7 million of interest income of Deerfield. Aside from the effect of the Deerfield Acquisition, interest income increased $1.5 million primarily due to an increase in average rates on our interest-bearing investments from 2.5% in the 2004 first quarter to 3.3% in the 2005 first quarter and, to a lesser extent, higher average outstanding balances of our interest-bearing investments. The increase in the average rates was principally due to our investing through the Opportunities Fund in some higher yielding, but more risk-inherent, debt securities with the objective of improving the overall return on our interest-bearing investments and the general increase in the money market and short-term interest rate environment. The higher average outstanding balance of our interest-bearing investments was due to the use of leverage in the Opportunities Fund. However, the average outstanding balances of our interest-bearing investments, net of related leveraging liabilities, decreased principally due to the liquidation of some of those investments to provide cash for the Deerfield Acquisition. Our recognized net gains include (1) realized gains and losses on sales of our available-for-sale securities and our investments accounted for under the cost method of accounting and (2) realized and unrealized gains and losses on changes in the fair values of our trading securities and our securities sold short with an obligation to purchase. The increase in our recognized net gains of $1.3 million was principally due to an increase of $2.2 million in unrealized gains on our securities sold short with an obligation to purchase, partially offset by a $0.8 million realized gain in the 2004 quarter, which did not recur in the 2005 first quarter, from the sale of a cost-method investment held in the Deferred Compensation Trusts, as explained in more detail below under "Income (Loss) Before Income Taxes and Minority Interests." All of these recognized gains and losses may vary significantly in future periods depending upon the timing of the sales of our investments, including the investments in the Deferred Compensation Trusts, or the changes in the value of our investments, as applicable. Distributions, including dividends, decreased $0.5 million due to the effect of the liquidation of certain stock investments previously held in a trading portfolio principally during the third quarter of 2004. We recognized $0.3 million of other than temporary unrealized losses in the 2005 first quarter reflecting impairment charges based on significant declines in the market values of two of our available-for-sale investments in publicly traded companies. Any other than temporary unrealized losses are dependent upon the underlying economics and/or volatility in the value of our investments in available-for-sale securities and cost-method investments and may or may not recur in future periods.

     As of April 3, 2005, we had pretax unrealized holding gains and (losses) on available-for-sale marketable securities of $8.1 million and $(0.9) million, respectively, included in accumulated other comprehensive income. We evaluated the unrealized losses to determine whether these losses were other than temporary and concluded that they were not. Should either (1) we decide to sell any of these investments with unrealized losses or (2) any of the unrealized losses continue such that we believe they have become other than temporary, we would recognize the losses on the related investments at that time.

Gain on Sale of Business

     The gain on sale of business of $9.6 million for the 2005 first quarter principally relates to a $9.4 million gain on a sale of a portion of our investment in Encore Capital Group, Inc., an equity investee of ours, which we refer to as Encore.

Other Expense, Net

     Other expense, net, increased $0.3 million principally due to $1.3 million of costs expensed in the 2005 first quarter related to our decision not to pursue a certain financing alternative in connection with a potential acquisition that is still pending, partially offset by the effect of $0.8 million of costs expensed in the 2004 first quarter related to a proposed business acquisition that we decided not to pursue and did not consummate.

Income (Loss) Before Income Taxes and Minority Interests

     Our income (loss) before income taxes and minority interests increased $11.8 million to income of $7.6 million for the three months ended April 3, 2005 from a loss of $4.2 million for the three months ended March 28, 2004 due to the effect of the variances explained in the captions above.

     As discussed above, we recognized deferred compensation expense of $0.9 million in the 2004 first quarter and $0.5 million in the 2005 first quarter, within general and administrative expenses, for the increases in the fair value of investments in the Deferred Compensation Trusts. Under accounting principles generally accepted in the United States of America, we recognize investment income for any interest or dividend income on investments in the Deferred Compensation Trusts and realized gains on sales of investments in the Deferred Compensation Trusts, but are unable to recognize any investment income for unrealized increases in the fair value of the investments in the Deferred Compensation Trusts because these investments are accounted for under the cost method of accounting. We recognized net investment income (loss) from investments in the Deferred Compensation Trusts of $0.7 million in the 2004 first quarter and $(0.1) million in the 2005 first quarter. The net investment income during the 2004 first quarter consisted of a $0.8 million realized gain from the sale of a cost-method investment in the Deferred Compensation Trusts referred to above under "Investment Income, Net," which represented increases in value prior to that quarter, less $0.1 million of investment management fees. The net investment loss during the 2005 first quarter consisted of investment management fees. The cumulative disparity between deferred compensation expense and net recognized investment income will reverse in future periods as either
(1) additional investments in the Deferred Compensation Trusts are sold and previously unrealized gains are recognized without any offsetting increase in compensation expense or (2) the fair values of the investments in the Deferred Compensation Trusts decrease resulting in the recognition of a reversal of compensation expense without any offsetting losses recognized in investment income.

Benefit From (Provision For) Income Taxes

     The provision for income taxes represented an effective rate of 33% for the three months ended April 3, 2005 and the benefit from income taxes represented an effective rate of 24% for the three months ended March 28, 2004. The effective provision rate in the 2005 first quarter is lower than the Federal statutory rate of 35% due to the effect of minority interests in income of consolidated subsidiaries which are not taxable to us but which are not deducted from the pretax income used to calculate the effective tax rate. This decrease is partially offset by (1) the effect of non-deductible compensation costs and
(2) state income taxes, net of Federal income tax benefit, due to the differing mix of pretax income or loss among the consolidated entities which file state tax returns on an individual company basis. The effective benefit rate in the 2004 first quarter was lower than the Federal statutory rate due to (1) the effect of non-deductible compensation costs and (2) state income taxes, net of Federal income tax benefit, for the reasons discussed above.

Minority Interests in Income of Consolidated Subsidiaries

     The minority interests in income of consolidated subsidiaries of $2.4 million in the 2005 first quarter principally consisted of $2.0 million related to Deerfield.

Liquidity and Capital Resources

Cash Flows from Continuing Operating Activities

     Our consolidated operating activities from continuing operations used cash and cash equivalents, which we refer to in this discussion as cash, of $375.5 million during the three months ended April 3, 2005 reflecting net income of $2.7 million adjusted for decreases consisting of net operating investment adjustments of $362.4 million, cash used by changes in operating assets and liabilities of $14.4 million and other net adjustments of $1.4 million.

     The net operating investment adjustments of $362.4 million includes $353.7 million of net purchases of trading securities and net settlements of trading derivatives, which were principally funded by the $367.2 million of proceeds from the net sales of repurchase agreements and the net proceeds from securities sold short. Under accounting principles generally accepted in the United States of America, the net purchases of trading securities and the net settlements of trading derivatives must be reported in continuing operating activities, while the net sales of repurchase agreements and the net proceeds from securities sold short are reported in continuing investing activities in the accompanying condensed consolidated statements of cash flows. The net operating investment adjustments also reflect a $5.3 million increase in restricted cash securing the notional amount of trading derivatives and $3.4 million of net recognized gains on investments and accretion of discount on debt securities net of distributions received. The cash used by changes in operating assets and liabilities of $14.4 million primarily reflects a $21.9 million decrease in accounts payable and accrued expenses due to the annual payment of previously accrued incentive compensation, partially offset by a $7.7 million decrease in trade and other receivables principally resulting from collections of asset management incentive fees receivable. The other net adjustments of $1.4 million were principally due to the reclassification of the gain on sale of business of $9.6 million from operating activities to investing activities and the recognition of $0.7 million of deferred asset management fees, partially offset by non-cash adjustments for depreciation and amortization of $6.2 million and minority interests in income of consolidated subsidiaries of $2.4 million.

     Due to the potential significant effects of net operating investment adjustments, which represent the discretionary investment of excess cash and proceeds from the use of leverage, we are currently unable to estimate whether or not we will have positive cash flows from our continuing operating activities during the remaining nine months of 2005.

Working Capital and Capitalization

     Working capital, which equals current assets less current liabilities, was $454.1 million at April 3, 2005, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.7:1. Working capital at April 3, 2005 decreased $9.8 million from $463.9 million at January 2, 2005 reflecting long-term debt repayments of $10.1 million.

     Our total capitalization at April 3, 2005 was $786.5 million, consisting of stockholders' equity of $302.2 million, long-term debt of $473.7 million, including current portion, and notes payable of $10.6 million. Our total capitalization at April 3, 2005 decreased $15.6 million from $802.1 million at January 2, 2005 principally due to (1) long-term debt and notes payable repayments of $16.3 million and (2) dividend payments of $4.7 million, both partially offset by (1) net income of $2.7 million, (2) proceeds from issuance of a note payable of $1.4 million and (3) proceeds from stock option exercises of $0.8 million.

Securitization Notes

     We have outstanding, through our ownership of Arby's Franchise Trust, 7.44% insured non-recourse securitization notes, which we refer to as Securitization Notes, with a remaining principal balance of $206.1 million as of April 3, 2005, which are due no later than December 2020. However, based on current projections and assuming the adequacy of available funds, as defined under the indenture for the Securitization Notes, which we refer to as the Securitization Indenture, we currently estimate that we will repay $18.1 million during the remaining nine months of 2005 with increasing annual payments to $37.4 million in 2011 in accordance with a targeted principal payment schedule. The Securitization Notes are redeemable by Arby's Franchise Trust at an amount equal to the total of remaining principal, accrued interest and the excess, if any, of the discounted value of the remaining principal and interest payments over the outstanding principal amount of the Securitization Notes.

Restaurant Notes

     We have outstanding, through our ownership of Sybra, Inc., leasehold notes, equipment notes and mortgage notes relating to our Company-owned restaurants with a total remaining principal balance of $69.0 million as of April 3, 2005. The loan agreements for most of the Sybra leasehold notes, mortgage notes and equipment notes contain various prepayment provisions that provide for prepayment penalties of (1) up to 5% of the principal amount prepaid or (2) are based upon specified "yield maintenance" formulas.

Other Long-Term Debt

     We have outstanding $175.0 million of 5% convertible notes due 2023, which we refer to as the Convertible Notes, which do not have any scheduled principal repayments prior to 2023. However, the Convertible Notes are redeemable at our option commencing May 20, 2010 and at the option of the holders on May 15, 2010, 2015 and 2020 or upon the occurrence of a fundamental change, as defined, relating to us, in each case at a price of 100% of the principal amount of the Convertible Notes plus accrued interest. We have a secured bank term loan payable through 2008 with an outstanding principal amount of $10.8 million as of April 3, 2005. We also have a secured promissory note payable through 2006 with an outstanding principal amount of $8.9 million as of April 3, 2005. In addition, we have mortgage notes payable through 2016 related to restaurants we sold in 1997 with outstanding principal amounts totaling $2.7 million as of April 3, 2005.

Notes Payable

     We have outstanding $10.6 million of notes payable as of April 3, 2005 which relate to Deerfield and are secured by short-term investments in preferred shares of CDOs with a carrying value of $15.4 million as of April 3, 2005. These notes must be repaid from a portion or all of the distributions on, or sales proceeds from, those investments and a portion of the total asset management fees received from the respective CDOs.

Revolving Credit Facilities

     We do not have any revolving credit facilities as of April 3, 2005.

Debt Repayments and Covenants

     Our total scheduled long-term debt and note payable repayments during the remaining nine months of 2005 are $31.6 million consisting principally of the $18.1 million expected to be paid under our Securitization Notes, $4.7 million under our restaurant leasehold, equipment and mortgage notes, $2.2 million under our secured bank term loan, $1.7 million under our secured promissory note and $4.5 million expected to be paid under our notes payable.

     The various note agreements and indentures contain various covenants, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain debt service coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness by certain of our subsidiaries, (b) certain asset dispositions and (c) the payment of distributions by Arby's Franchise Trust. We were in compliance with all of these covenants as of April 3, 2005.

     In accordance with the Securitization Indenture, as of April 3, 2005 Arby's Franchise Trust had no amounts available for the payment of distributions. However, on April 20, 2005, $1.7 million relating to cash flows for the calendar month of March 2005 became available for the payment of distributions by Arby's Franchise Trust through its parent to Arby's, LLC which, in turn, was used by Arby's, LLC to pay management service fees of $0.4 million and Federal income tax-sharing payables of $1.3 million to Triarc.

Guarantees and Commitments

     Our wholly-owned subsidiary, National Propane Corporation, which we refer to as National Propane, retains a less than 1% special limited partner interest in our former propane business, now known as AmeriGas Eagle Propane, L.P., which we refer to as AmeriGas Eagle. National Propane agreed that while it remains a special limited partner of AmeriGas Eagle, it would indemnify the owner of AmeriGas Eagle for any payments the owner makes related to the owner's obligations under certain of the debt of AmeriGas Eagle, aggregating approximately $138.0 million as of April 3, 2005, if AmeriGas Eagle is unable to repay or refinance such debt, but only after recourse by the owner to the assets of AmeriGas Eagle. National Propane's principal asset is an intercompany note receivable from Triarc in the amount of $50.0 million as of April 3, 2005. We believe it is unlikely that we will be called upon to make any payments under this indemnity. Either National Propane or AmeriGas Propane L.P., which we refer to as AmeriGas Propane, may require AmeriGas Eagle to repurchase the special limited partner interest. However, we believe it is unlikely that either party would require repurchase prior to 2009 as either AmeriGas Propane would owe us tax indemnification payments if AmeriGas Propane required the repurchase or we would accelerate payment of deferred taxes of $36.1 million as of April 3, 2005, associated with the sale, prior to 2002, of our former propane business if National Propane required the repurchase.

     Triarc guarantees mortgage notes payable through 2015 of approximately $38.0 million as of April 3, 2005 related to 355 restaurants we sold in 1997. The purchaser of the restaurants also assumed substantially all of the associated lease obligations which extend through 2031, including all then existing extension or renewal option periods, although Arby's, LLC remains contingently liable if the purchaser does not make the required future lease payments. Those lease obligations could total a maximum of approximately $51.0 million as of April 3, 2005, assuming the purchaser has made all scheduled payments under those lease obligations through that date.

Capital Expenditures

     Cash capital expenditures amounted to $1.6 million during the three months ended April 3, 2005. We expect that cash capital expenditures will be approximately $30.0 million for the remaining nine months of 2005, principally relating to (1) leasehold improvements for our newly leased corporate office facility, (2) the opening of ten new Company-owned restaurants and remodeling of ten of our existing restaurants and (3) maintenance capital expenditures for our restaurants. We have $0.5 million of outstanding commitments for these capital expenditures as of April 3, 2005.

Investments and Potential Acquisitions

     In July 2004 we acquired a 25% equity interest (14.3% general voting interest) in Jurlique, a privately held Australian skin and beauty products company, for $25.6 million, including expenses of $0.4 million. We are accounting for Jurlique under the cost method since our voting stock interest of 14.3% does not provide us the ability to exercise significant influence over Jurlique's operating and financial policies. We paid $13.3 million of the cost of the Jurlique acquisition, including expenses of $0.4 million, in July 2004. Our remaining payment for Jurlique is payable in July 2005 in 18.0 million Australian dollars, or $13.9 million based on the exchange rate as of April 3, 2005, plus accrued interest from March 23, 2005. We entered into a forward contract whereby we fixed the exchange rate for the payment of this liability in order to limit the related foreign currency risk. In addition, we entered into a put and call arrangement on a portion of our total cost related to this investment whereby we have limited the overall foreign currency risk of holding the investment through July 2007.

     As of April 3, 2005, we had $618.3 million of cash and cash equivalents, restricted cash equivalents, investments other than investments held in deferred compensation trusts and receivables from sales of investments, net of liabilities related to investments. This amount includes $32.9 million of noncurrent restricted cash equivalents, including $30.6 million related to the Securitization Notes, and also includes $100.0 million invested in the Opportunities Fund and another fund managed by Deerfield and consolidated by us which we have agreed not to withdraw until October 2006. We continue to evaluate strategic opportunities for the use of our significant cash and investment position, including additional business acquisitions, repurchases of Triarc common stock (see "Treasury Stock Purchases" below) and investments.

     In that regard, we are engaged in negotiations to acquire RTM Restaurant Group, which we refer to as RTM, our largest franchisee with 774 Arby's restaurants in the United States as of April 3, 2005, which we plan on combining with our Arby's restaurant business. There can be no assurance that RTM, its owners or we will enter into definitive agreements or that this acquisition will be consummated.

Dividends

     On March 15, 2005, we paid regular quarterly cash dividends of $0.065 and $0.075 per share on our class A and class B common stock, respectively, aggregating $4.7 million. We currently intend to continue to declare and pay quarterly cash dividends, however, there can be no assurance that any dividends will be declared or paid in the future or of the amount or timing of such dividends, if any. If we pay quarterly cash dividends for the remainder of 2005 at the same rate as declared and paid in our 2005 first quarter, based on the number of our class A and class B common shares outstanding as of April 29, 2005, our total cash requirement for dividends would be $14.0 million for the remaining nine months of 2005.

Treasury Stock Purchases

     Our management is currently authorized, when and if market conditions warrant and to the extent legally permissible, to repurchase through June 30, 2006 up to a total of $50.0 million of our class A and class B common stock as of April 3, 2005. We did not make any treasury stock purchases during the 2005 first quarter and we cannot assure you that we will repurchase any shares under this program in the future.

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

Cash Requirements

     As of April 3, 2005, our consolidated cash requirements for continuing operations for the remaining nine months of 2005, exclusive of operating cash flow requirements, consist principally of (1) a maximum of an aggregate $50.0 million of payments for repurchases of our class A and class B common stock for treasury under our current stock repurchase program, (2) scheduled debt principal repayments aggregating $31.6 million, (3) cash capital expenditures of approximately $30.0 million, (4) regular quarterly cash dividends aggregating approximately $14.0 million, (5) our remaining payment for Jurlique of approximately $13.9 million and (6) the cost of business acquisitions, if any, including RTM. We anticipate meeting all of these requirements through (1) the use of our liquid net current assets, (2) cash flows from continuing operating activities, if any, and (3) if necessary for any business acquisitions and if market conditions permit, borrowings including proceeds from sales, if any, of up to $2.0 billion of our securities under the universal shelf registration statement.

Consolidation of Opportunities Fund

     We consolidate the Opportunities Fund since we currently have a majority voting interest of 95.2%. However, the Opportunities Fund is being marketed to other investors. Should the sales of equity shares of the Opportunities Fund result in us owning less than a majority voting interest, we would no longer consolidate the Opportunities Fund. However, no assurance can be given that this will occur. If this does occur, we will account for our investment in the Opportunities Fund under the equity method of accounting on a prospective basis from the date of deconsolidation.

Legal and Environmental Matters

     In 2001, a vacant property owned by Adams Packing Association, Inc., which we refer to as Adams Packing, an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970's. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and during 2004 the work under that plan was completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The first sampling event occurred in January 2005 and the results have been submitted to the Florida DEP for its review. Based on provisions of $1.7 million for those costs made prior to 2004, and after taking into consideration various legal defenses available to us, including Adams Packing, Adams Packing has provided for its estimate of its remaining liability for completion of this matter.

     In 1998, a number of class action lawsuits were filed on behalf of our stockholders. Each of these actions named us, the Executives and other members of our then board of directors as defendants. In 1999, certain plaintiffs in these actions filed a consolidated amended complaint alleging that our tender offer statement filed with the Securities and Exchange Commission in 1999, pursuant to which we repurchased 3,805,015 shares of our class A common stock, failed to disclose material information. The amended complaint seeks, among other relief, monetary damages in an unspecified amount. In 2000, the plaintiffs agreed to stay this action pending determination of a related stockholder action which was subsequently dismissed in October 2002 and is no longer being appealed. Through April 3, 2005, no further action has occurred with respect to the remaining class action lawsuit and such action remains stayed.

     In addition to the environmental matter and stockholder lawsuit described above, we are involved in other litigation and claims incidental to our current and prior businesses. We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $1.2 million as of April 3, 2005. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

     Our continuing operations are not significantly impacted by seasonality. However, our restaurant revenues are somewhat lower in our first quarter. Further, while our asset management business is not directly affected by seasonality, our asset management revenues are higher in our fourth quarter as a result of our revenue recognition accounting policy for incentive fees related to the Funds which are based upon performance and are recognized when the amounts become fixed and determinable upon the close of a performance period.

Recently Issued Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (the "FASB") ratified the consensus reached by the Emerging Issues Task Force on issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on evaluating whether an investment is other-than-temporarily impaired. The recognition and measurement provisions of EITF 03-1, which were to be effective for periods beginning after June 15, 2004, were delayed by the FASB pending further guidance. During the period of delay, we will continue to evaluate our investments as required by existing authoritative guidance, including Securities and Exchange Commission Staff Accounting Bulletin Topic 5M, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities." We do not expect that the recognition and measurement provisions of EITF 03-1 will have a significant impact on our financial position or results of operations if and when they become effective, since the principles we use to measure any other than temporary impairment losses are generally consistent with those proposed in EITF 03-1.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The requirements of SFAS 123(R) are similar to those of SFAS 123, except that SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award. We currently use the intrinsic value method of measuring these awards under APB 25, which will no longer be an alternative to the fair value method under SFAS 123(R). In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that defers the required effective date of SFAS 123(R) for us to no later than our 2006 fiscal first quarter. Under SFAS 123(R), we must determine the appropriate fair value model to be used in our circumstances, the recognition method for compensation cost and the transition method to be used upon adoption. We are evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and income (loss) per share. We have not yet determined the fair value model, the recognition method or adoption method we will use. Accordingly, we are unable to estimate the effect of adopting SFAS 123(R) or whether the adoption will result in future expense amounts that are similar to those included in our pro forma disclosures under SFAS 123.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     This "Quantitative and Qualitative Disclosures about Market Risk" should be read in conjunction with "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our annual report on Form 10-K for the fiscal year ended January 2, 2005. Item 7A of our Form 10-K describes in more detail our objectives in managing our interest rate risk with respect to long-term debt, as referred to below, our commodity price risk, our equity market risk and our foreign currency risk.

     Certain statements we make under this Item 3 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part II
- Other Information" preceding "Item 1."

     We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate. We had no significant changes in our management of, or our exposure to, commodity price risk, equity market risk or foreign currency risk during the three months ended April 3, 2005.

Interest Rate Risk

     Our objective in managing our exposure to interest rate changes is to limit their impact on our earnings and cash flows. We have historically used interest rate cap and/or interest rate swap agreements on a portion of our variable-rate debt to limit our exposure to the effects of increases in short-term interest rates on our earnings and cash flows. We did not enter into any new interest rate caps or swaps relating to our long-term debt during the three months ended April 3, 2005. As of April 3, 2005, our notes payable and long-term debt, including current portion, aggregated $484.3 million and consisted of $462.9 million of fixed-rate debt, $10.8 million of a variable-rate bank loan and $10.6 million of variable-rate notes payable. The fair value of our fixed-rate debt will increase if interest rates decrease. In addition to our fixed-rate and variable-rate debt, our investment portfolio includes debt securities that are subject to interest rate risk with remaining maturities which range from less than ninety days to approximately thirty years. See below for a discussion of how we manage this risk. The fair market value of our investments in fixed-rate debt securities will decline if interest rates increase.

Overall Market Risk

     We balance our exposure to overall market risk by investing a portion of our portfolio in cash and cash equivalents with relatively stable and risk-minimized returns. We periodically interview and select asset managers to avail ourselves of potentially higher, but more risk-inherent, returns from the investment strategies of these managers. We also seek to identify alternative investment strategies that may earn higher returns with attendant increased risk profiles for a portion of our investment portfolio. We regularly review the returns from each of our investments and may maintain, liquidate or increase selected investments based on this review and our assessment of potential future returns. We are continuing to adjust our asset allocation to increase the portion of our investments that offers the opportunity for higher, but more risk inherent, returns. In that regard, in October 2004 we invested $100.0 million to seed a new multi-strategy hedge fund, Deerfield Opportunities Fund, LLC, which we refer to as the Opportunities Fund, which is managed by a subsidiary of ours and is currently consolidated by us with minority interests to the extent of participation by investors other than us. The Opportunities Fund invests principally in various fixed income securities and their derivatives, as opportunities arise. Further, the Opportunities Fund employs leverage in its trading activities, including securities sold with an obligation to purchase or under agreements to repurchase as well as the effective leverage represented by the notional amounts of its various derivatives. The investments of the
Opportunities Fund are subject to interest rate risk and the inherent credit risk related to the underlying creditworthiness of the various issuers. The Opportunities Fund uses hedging strategies, including the derivatives it holds and other asset/liability management strategies, to generally minimize its overall interest rate risk while retaining an acceptable level of credit risk as part of its technical trading strategies. The Opportunities Fund monitors its overall credit risk and attempts to maintain an acceptable level of exposure through diversification of credit positions by industry, credit rating and individual issuer concentrations. In March 2005 we withdrew $4.8 million of our investment from the Opportunities Fund to seed another new fund managed by Deerfield and consolidated by us with minority interests. As of April 3, 2005, the derivatives held in our short-term investment trading portfolios, principally through the Opportunities Fund, consisted of (1) credit default swaps, (2) interest rate swaps and a related option, (3) bank loan total return swaps, (4) forward contracts on foreign currencies and (5) futures contracts relating to interest rates, foreign currencies and a foreign stock market index. We did not designate any of these strategies as hedging instruments and, accordingly, all of these derivative instruments were recorded at fair value with changes in fair value recorded in our results of operations.

     We maintain investment portfolio holdings of various issuers, types and maturities. As of April 3, 2005 these investments were classified in our condensed consolidated balance sheet as follows (in thousands):

      Cash equivalents included in "Cash and cash equivalents"...................................$     332,845
      Short-term investments.....................................................................      523,597
      Investment settlements receivable..........................................................      150,565
      Current and non-current restricted cash equivalents........................................       65,934
      Non-current investments....................................................................       84,219
                                                                                                 -------------
                                                                                                 $   1,157,160
                                                                                                 =============

      Certain liability positions related to investments:
         Investment settlements payable..........................................................$    (104,481)
         Securities sold under agreements to repurchase .........................................     (269,810)
         Securities sold with an obligation to purchase included in "Other liability positions
             related to short-term investments"..................................................     (120,249)
         Derivatives held in trading portfolios in liability positions included in "Other
             liability positions related to short-term investments"..............................         (457)
         Remaining payment due for investment in Jurlique International Pty Ltd., an
             Australian company, included in "Accrued expenses and other current liabilities"....      (13,906)
                                                                                                 -------------
                                                                                                 $    (508,903)
                                                                                                 ==============

     Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in mutual fund and bank money market accounts, securities purchased under agreements to resell the following day collateralized by United States government debt securities, interest-bearing brokerage and bank accounts with a stable value, United States government debt securities and commercial paper of high credit-quality entities.

     At April 3, 2005 our investments were classified in the following general types or categories (in thousands):

                                                                                          Carrying Value
                                                                         At Fair       --------------------
                         Type                             At Cost       Value (e)      Amount       Percent
                         ----                             -------       --------       ------       -------

      Cash equivalents (a)............................$   332,845     $   332,845    $   332,845       29%
      Investment settlements receivable (b)...........    150,565         150,565        150,565       13%
      Restricted cash equivalents.....................     65,934          65,934         65,934        6%
      Investments accounted for as:
           Available-for-sale securities (c)..........    122,713         129,970        129,970       11%
           Trading securities.........................    372,457         367,204        367,204       32%
           Trading derivatives........................        874           5,890          5,890       --%
      Non-current investments held in deferred
        compensation trusts accounted for at cost.....     20,001          26,741         20,001        2%
      Other current and non-current investments in
        investment limited partnerships and similar
        investment entities accounted for at cost.....     21,615          33,518         21,615        2%
      Other current and non-current investments
        accounted for at:
           Cost.......................................     36,868          39,746         36,868        3%
           Equity.....................................     14,683          33,803         19,947        2%
           Fair value ................................      6,321           6,321          6,321       --%
                                                      -----------     -----------     ----------      ----
      Total cash equivalents and long investment
        positions.....................................$ 1,144,876     $ 1,192,537     $1,157,160      100%
                                                      ===========     ===========     ==========      ====

      Certain liability positions related to
        investments:
           Investment settlements payable (b).........$  (104,481)    $  (104,481)   $  (104,481)      N/A
           Securities sold under agreements to
              repurchase..............................   (269,306)       (269,810)      (269,810)      N/A
           Securities sold with an obligation to
              purchase................................   (118,820)       (120,249)      (120,249)      N/A
           Derivatives held in trading portfolios in
              liability positions.....................         --            (457)          (457)      N/A
           Remaining payment due for investment
              in Jurlique (d).........................    (12,308)        (13,906)       (13,906)      N/A
                                                      -----------     -----------    -----------
                                                      $  (504,915)    $  (508,903)   $  (508,903)      N/A
                                                      ===========     ===========    ===========

--------
     (a) Includes $6,860,000 of cash equivalents held in deferred compensation trusts.
     (b) Represents unsettled security trades as of April 3, 2005 principally in the Opportunities Fund.
     (c) Includes $15,442,000 of preferred shares of collateralized debt obligation vehicles, which we refer to as CDOs, which, if sold, would require us to use the proceeds to repay our related notes payable of $10,572,000.
     (d) The fair value of this liability does not reflect the offsetting effect of a related foreign currency forward contract in an asset position which had a fair value of $1,492,000.
     (e) There can be no assurance that we would be able to sell certain of these investments at these amounts.

     Our marketable securities are reported at fair market value and are classified and accounted for either as "available-for-sale" or "trading" with the resulting net unrealized holding gains or losses, net of income taxes, reported either as a separate component of comprehensive income or loss bypassing net income or net loss or included as a component of net income or net loss, respectively. Our investments in preferred shares of CDOs are accounted for similar to debt securities and are classified as available-for-sale.
Investment limited partnerships and similar investment entities and other current and non-current investments in which we do not have significant influence over the investees are accounted for at cost. Derivative instruments held in trading portfolios are similar to and classified as trading securities which are accounted for as described above. Realized gains and losses on investment limited partnerships and similar investment entities and other current and non-current investments recorded at cost are reported as investment income or loss in the period in which the securities are sold. Investments in which we have significant influence over the investees are accounted for in accordance with the equity method of accounting under which our results of operations include our share of the income or loss of the investees. Our investments accounted for under the equity method consist of non-current investments in (1) a public company and (2) a real estate investment trust managed by a subsidiary of ours. We also hold restricted stock and stock options in the real estate investment trust that we received as stock-based compensation and that we account for at fair value. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary. The cost-basis component of investments reflected in the table above represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Sensitivity Analysis

     For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading. Our estimate of market risk exposure is presented for each class of financial instruments held by us at April 3, 2005 for which an immediate adverse market movement causes a potential material impact on our financial position or results of operations. We believe that the rates of adverse market movements described below represent the hypothetical loss to future earnings and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as market conditions, these estimates are not necessarily indicative of the actual results which may occur.

     The following tables reflect the estimated market risk exposure as of April 3, 2005 based upon assumed immediate adverse effects as noted below (in thousands):

Trading Purposes:

                                                                      Carrying    Interest     Equity        Foreign
                                                                        Value     Rate Risk  Price Risk   Currency Risk
                                                                        -----     ---------  ----------   -------------
   Equity securities...............................................  $      40    $     --    $      (4)  $         --
   Debt securities.................................................    367,164     (10,357)          --             --
   Trading derivatives in asset positions..........................      5,890      (5,569)          --            (80)
   Trading derivatives in liability positions......................       (457)         --          (27)           (28)

     The sensitivity analysis of financial instruments held for trading purposes assumes (1) an instantaneous 10% adverse change in the equity markets in which we are invested, (2) an instantaneous one percentage point adverse change in market interest rates and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at April 3, 2005, with all other variables held constant.

     The interest rate risk with respect to our debt securities and trading derivatives reflects the effect of the assumed adverse interest rate change on the fair value of each of those securities or derivative positions and does not reflect any offsetting of hedged positions. The adverse effects on the fair values of the respective securities and derivatives were determined based on market standard pricing models applicable to those particular instruments. Those models consider variables such as coupon rate and frequency, maturity date(s), yield and, in the case of derivatives, volatility, price of the underlying instrument, strike price, expiration, prepayment assumptions and probability of default.

Other Than Trading Purposes:

                                                          Carrying     Interest           Equity          Foreign
                                                            Value      Rate Risk        Price Risk      Currency Risk
                                                            -----      ---------        ----------      -------------
      Cash equivalents.................................$   332,845     $      (2)       $      --         $      --
      Investment settlements receivable................    150,565            --               --                --
      Restricted cash equivalents......................     65,934            --               --                --
      Available-for-sale equity securities.............     47,351            --           (4,735)               --
      Available-for-sale asset-backed securities.......     25,656        (2,052)              --                --
      Available-for-sale preferred shares of CDOs......     20,192        (1,017)              --                --
      Available-for-sale United States government and
         government agency debt securities.............     13,042           (65)              --                --
      Available-for-sale commercial paper..............     11,715           (15)              --                --
      Available-for-sale debt mutual fund..............      8,644          (173)              --                --
      Available-for-sale corporate debt securities,
         other than commercial paper...................      3,370          (135)              --                --
      Investment in Jurlique...........................     25,611            --           (2,561)           (1,241)
      Other investments................................     79,141        (1,683)          (5,365)              (41)
      Foreign currency forward contract in an asset
         position......................................      1,492            --               --            (1,389)
      Foreign currency put and call arrangement in a
         net liability position........................       (581)           --               --            (1,221)
      Investment settlements payable...................   (104,481)           --               --                --
      Securities sold under agreements to repurchase...   (269,810)           (5)              --                --
      Securities sold with an obligation to purchase...   (120,249)       (4,791)            (740)               --
      Remaining payment due for investment in
         Jurlique......................................    (13,906)           --               --            (1,391)
      Notes payable and long-term debt, excluding
         capitalized lease obligations.................   (483,401)      (20,062)              --                --
      Interest rate swap agreement in a payable
         position......................................       (172)         (162)              --                --

     The sensitivity analysis of financial instruments held at April 3, 2005 for purposes of other than trading assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at April 3, 2005, with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in "Other investments" in the table above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary. We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

     For purposes of this analysis, our investments in debt securities and preferred shares of CDOs with interest rate risk had a range of remaining maturities and were assumed to have weighted average remaining maturities as follows:

                                                                                        Range            Weighted Average
                                                                                        -----            ----------------
      Cash equivalents (other than money market funds
         and interest-bearing brokerage and bank accounts
         and securities purchased under agreements to resell)...................  4 days - 25 days            10 days
      United States government and government agency debt
         securities.............................................................  23 days - 1 year           6 months
      Asset-backed securities...................................................13 months - 30 years          8 years
      CDOs underlying preferred shares..........................................2 1/3 years - 8 years         5 years
      Commercial paper.......................................................... 38 days - 7 months      1 1/2 months
      Debt mutual fund..........................................................  1 day - 35 years            2 years
      Corporate debt securities, other than commercial paper....................2 1/2 months - 4 years        4 years
      Debt securities included in other investments (principally held by investment limited partnerships and similar
         investment entities)...................................................         (a)                 10 years
     ------------
     (a)  Information  is not available for the underlying  debt  investments of these entities.

     The interest rate risk reflects, for each of these investments in debt securities and the preferred shares of CDOs, the impact on our results of operations. Assuming we reinvest in similar securities at the time these securities mature, the effect of the interest rate risk of an increase of one percentage point above the existing levels would continue beyond the maturities assumed. The interest rate risk for our preferred shares of CDOs excludes those portions of the CDOs for which the risk has been fully hedged. Our cash equivalents included $289.4 million of mutual fund and bank money market accounts and interest-bearing brokerage and bank accounts which are designed to maintain a stable value and $38.0 million of securities purchased under agreements to resell the following day and, as a result, were assumed to have no interest rate risk. Our restricted cash equivalents were invested in money market funds and are assumed to have no interest rate risk since those funds are designed to maintain a stable value.

     The interest rate risk presented with respect to our notes payable and long-term debt, excluding capitalized lease obligations, relates only to our fixed-rate debt and represents the potential impact a decrease in interest rates of one percentage point has on the fair value of this debt, and not on our financial position or our results of operations. The fair value of our variable-rate debt, as well as almost all of our obligations for securities sold under agreements to repurchase, approximates the carrying value since the floating interest rate resets daily, monthly or quarterly and, as a result, we assumed no associated interest rate risk. However, we have an interest rate swap agreement with an embedded written call option on our variable-rate bank loan. As interest rates decrease, the fair market values of the interest rate swap agreement and the written call option both decrease, but not necessarily by the same amount. The interest rate risk presented with respect to the interest rate swap agreement represents the potential impact the indicated change has on the net fair value of the swap agreement and embedded written call option and on our financial position and results of operations.

     The foreign currency risk presented for our investment in Jurlique as of April 3, 2005 excludes the portion of risk that is hedged by the foreign currency put and call arrangement and by the portion of Jurlique's operations which are denominated in United States dollars. The foreign currency risk presented with respect to the foreign currency forward contract and foreign currency put and call arrangement represents the potential impact the indicated change has on the net fair value of each of these respective financial instruments and on our financial position and results of operations and has been determined by an independent broker/dealer. For investments held since January 2, 2005 in investment limited partnerships and similar investment entities, all of which are accounted for at cost, and other non-current investments included in "Other investments" in the table above, the sensitivity analysis assumes that the investment mix for each such investment between equity versus debt securities and securities denominated in United States dollars versus foreign currencies was unchanged since that date since more current information was not readily available. The analysis also assumed that the decrease in the equity markets and the change in foreign currency were other than temporary with respect to these investments. To the extent such entities invest in convertible bonds which trade primarily on the conversion feature of the securities rather than on the stated interest rate, this analysis assumed equity price risk but no interest rate risk. The foreign currency risk presented excludes those investments where the investment manager has fully hedged the risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Part II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Triarc Companies, Inc. and its subsidiaries (collectively "Triarc" or the "Company"), and those statements preceded by, followed by, or that include the words "may," "believes," "plans," "expects," "anticipates," or the negation thereof, or similar expressions, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following:

     o competition, including pricing pressures, the potential impact of competitors' new units on sales by Arby's(R) restaurants;

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

     o our ability to identify appropriate acquisition targets in the future and to successfully integrate any future acquisitions into our existing operations; and

     o other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (see especially "Item 1. Business--Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

     All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1.  Legal Proceedings

     In 2001, a vacant property owned by Adams Packing Association, Inc., an inactive subsidiary of ours, was listed by the United States Environmental Protection Agency on the Comprehensive Environmental Response, Compensation and Liability Information System, which we refer to as CERCLIS, list of known or suspected contaminated sites. The CERCLIS listing appears to have been based on an allegation that a former tenant of Adams Packing conducted drum recycling operations at the site from some time prior to 1971 until the late 1970s. The business operations of Adams Packing were sold in December 1992. In February 2003, Adams Packing and the Florida Department of Environmental Protection, which we refer to as the Florida DEP, agreed to a consent order that provided for development of a work plan for further investigation of the site and limited remediation of the identified contamination. In May 2003, the Florida DEP approved the work plan submitted by Adams Packing's environmental consultant and the work under that plan has been completed. Adams Packing submitted its contamination assessment report to the Florida DEP in March 2004. In August 2004, the Florida DEP agreed to a monitoring plan consisting of two sampling events after which it will reevaluate the need for additional assessment or remediation. The results of the first sampling event, which occurred in January 2005, have been submitted to the Florida DEP for its review. Based on provisions made prior to 2004 of approximately $1.7 million for costs associated with this matter, and after taking into consideration various legal defenses available to us, Adams Packing has provided for its estimate of its liability for this matter, including related legal and consulting fees. Accordingly, this matter is not expected to have a material adverse effect on our consolidated financial position or results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Legal and Environmental Matters."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 16, 2004, we announced that our existing stock repurchase program, which was originally approved by our board of directors on January 18, 2001, had been extended until June 30, 2006 and that the amount available under the program had been replenished to permit the purchase of up to $50 million of our Class A Common Stock and Class B Common Stock. No transactions were effected under our stock repurchase program during the first fiscal quarter of 2005.

Item 5.  Other Information.

     We are engaged in negotiations to acquire RTM Restaurant Group, our largest franchisee with 774 Arby's restaurants in the United States as of April 3, 2005, and combine it with our Arby's restaurant business. We do not anticipate making any further announcement concerning the possible acquisition until a definitive agreement is reached or negotiations are terminated. There can be no assurance that RTM, its owners or we will enter into definitive agreements or that such acquisition will be consummated.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     3.1 Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

     3.2  By-laws  of  Triarc   Companies,   Inc.,   as   currently  in  effect,
          incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 5, 2004 (SEC file no. 1-2207).

     3.3 Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

     10.1 Third Amended and Restated Commitment Agreement, dated as of February 28, 2005, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Scott A. Roberts and Deerfield Capital Management LLC.*

     10.2 Form of Restricted Stock Agreement for Class A Common Stock under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).

     10.3 Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q. *
-----------------------
*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIARC COMPANIES, INC.
                                             (Registrant)


Date:  May 12, 2005                          By: /S/ FRANCIS T. McCARRON
                                                 ------------------------------
                                                 Francis T. McCarron
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (On behalf of the Company)


Date:  May 12, 2005                          By: /S/ FRED H. SCHAEFER
                                                 ------------------------------
                                                 Fred H. Schaefer
                                                 Senior Vice President and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)

Exhibit Index


Exhibit
  No.                             Description
-------                           -----------

     3.1 Certificate of Incorporation of Triarc Companies, Inc., as currently in effect, incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated June 9, 2004 (SEC file no. 1-2207).

     3.2  By-laws  of  Triarc   Companies,   Inc.,   as   currently  in  effect,
          incorporated herein by reference to Exhibit 3.1 to Triarc's Current Report on Form 8-K dated November 5, 2004 (SEC file no. 1-2207).

     3.3 Certificate of Designation of Class B Common Stock, Series 1, dated as of August 11, 2003, incorporated herein by reference to Exhibit 3.3 to Triarc's Current Report on Form 8-K dated August 11, 2003 (SEC file no. 1-2207).

     10.1 Third Amended and Restated Commitment Agreement, dated as of February 28, 2005, by and among Triarc Companies, Inc., Sachs Capital Management LLC, Scott A. Roberts and Deerfield Capital Management LLC.*

     10.2 Form of Restricted Stock Agreement for Class A Common Stock under Triarc's 2002 Equity Participation Plan,incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).

     10.3 Form of Restricted Stock Agreement for Class B Common Stock, Series 1, under Triarc's 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K/A dated March 11, 2005 (SEC file no. 1-2207).

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q. *

-----------------------
*    Filed herewith.

                                                                    EXHIBIT 10.1

                 THIRD AMENDED AND RESTATED COMMITMENT AGREEMENT

     This THIRD AMENDED AND RESTATED COMMITMENT AGREEMENT (this "Agreement") dated as of February 28, 2005, by and among Triarc Companies, Inc., a Delaware corporation ("Triarc"), Sachs Capital Management LLC, a Delaware limited liability company ("SCM"), Scott A. Roberts ("Roberts") and Deerfield Capital Management LLC, a Delaware limited liability company ("DCM"), hereby amends and restates the Second Amended and Restated Commitment Agreement dated as of December 30, 2004 and shall hereafter govern.

                                    RECITALS

     WHEREAS, Triarc, SCM, Deerfield Partners Fund II LLC, Roberts, Marvin Shrear and Gregory H. Sachs are parties to the Purchase Agreement, dated as of June 26, 2004 (as amended, supplemented or otherwise modified from time to time, the "Purchase Agreement"), relating to the sale of certain membership interests in Deerfield & Company LLC ("D&C") to Triarc;

     WHEREAS, each of Triarc, SCM, Roberts, Jonathan Trutter and the other Members party thereto previously executed and delivered a Fourth Amended and Restated Operating Agreement of D&C, dated as of June 26, 2004 (as amended, supplemented or otherwise modified from time to time, the "Operating Agreement");

     WHEREAS, in connection with the execution and delivery of the Purchase Agreement and the consummation of the transactions contemplated thereby, each of the parties hereto entered into that certain Commitment Agreement dated as of June 26, 2004 (the "Commitment Agreement");

     WHEREAS, the parties hereto amended and restated the Commitment Agreement as of September 30, 2004 and again as of December 30, 2004 (the "Amended and Restated Commitment Agreement"); and

     WHEREAS, the parties hereto desire to further amend and restate the Amended and Restated Commitment Agreement.

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein and other valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     1. Investment by Triarc in the Fund. Upon the terms and subject to the conditions set forth herein, in connection with the Closing (as defined in the Purchase Agreement), Triarc and an affiliate thereof have invested an aggregate of $100,000,000 (the "Triarc Investment") in Deerfield Opportunities Fund, LLC, (the "Fund"), a hedge fund managed by DCM that conducts its business in accordance with the Fund's Confidential Private Placement Memorandum dated December 30, 2004 (as amended, supplemented or otherwise modified from time to time, the "Offering Memorandum") and the Fund's Amended and Restated Limited Liability Company Agreement dated as of December 30, 2004 (as amended, supplemented or otherwise modified from time to time, the "Fund Operating Agreement"). Triarc's obligation to maintain the investment of all or any portion of the Triarc Investment is subject to Triarc's satisfaction in its sole discretion during the Compliance Period (as defined in the Operating Agreement) that the Fund remains in compliance with Section 11.7 of the Operating Agreement in all material respects, to the extent applicable. References herein to "Triarc" shall include, as applicable, any affiliate of Triarc that has also made an investment in the Fund.

     2. Investment by SCM and Roberts. Upon the terms and subject to the conditions set forth herein, in connection with the Closing, each of SCM and Roberts has invested in the Fund an amount equal to ten percent (10%) of the after-tax portion of the Estimated Purchase Price (as defined in the Purchase Agreement) received by SCM and Roberts, respectively, pursuant to the Purchase Agreement (each, the "Management Investment").

     3. Lock-Up. Subject to Section 4 below, each of Triarc, SCM and Roberts may not make a full or partial redemption or withdrawal, as the case may be, of its capital account in the Fund for a period of two years (the "Lock-Up Period") from October 4, 2004 (the "Start Date"). The foregoing shall only apply to the Triarc Investment and each Management Investment and not to any subsequent investments in the Fund or any DCM Product (as defined below). Each of Triarc's, SCM's and Roberts' initial investment in the Fund, together with any subsequent investments by them in the Fund, is referred to herein as its "Investment".

     4. Redemptions/Withdrawals.

     (a) Notwithstanding anything herein to the contrary:

               (i) Triarc may, in accordance with the provisions governing redemptions by investors in the Fund set forth in the Fund Operating Agreement, redeem or withdraw all or a portion of its Investment in the Fund if the Triarc Investment constitutes 20% or less of the aggregate net asset value of the Fund;

               (ii) if (a) there is a material adverse change in the business, operations or condition (financial or otherwise) of the Fund, (b) DCM is terminated or withdraws as investment manager of the Fund for any reason, (c) there is a decline as of the end of any calendar month of more than twenty-five percent (25%) of the Fund's net asset value from the Start Date (excluding any additions to, redemptions by or distributions to investors in the Fund from the capital of the Fund),
          (d) there is a failure by DCM or the Fund to hold all necessary registrations, licenses, consents or approvals to carry out its business, or (e) unless Triarc provides its prior written approval to such change, there is a fundamental change in the investment strategy of the Fund from that described in the Offering Memorandum, Triarc may redeem or withdraw all or a portion of its Investment upon 10 days prior written notice to DCM;

               (iii) SCM and Roberts, as applicable, may redeem or withdraw all or a portion of its Investment at any time after (a) the exercise by the Sachs Affiliated Parties (as defined in the Operating Agreement) or the Roberts Affiliated Parties (as defined in the Operating
          Agreement), as applicable, of their Put Rights (as defined in the Operating Agreement) with respect to all of their remaining Membership Interests (as defined in the Operating Agreement) pursuant to the Operating Agreement or (b) the exercise by Triarc of its Call Option (as defined in the Operating Agreement) with respect to all of the Membership Interests of the Sachs Affiliated Parties or the Roberts Affiliated Parties, as applicable, pursuant to the Operating Agreement;

               (iv) at the election of Triarc, SCM or Roberts, as applicable, at any time and from time to time, all or any portion of its Investment may be subsequently converted into an indirect investment in the Fund by Triarc's, SCM's or Roberts', as applicable, withdrawal from its capital account in the Fund (without penalties or charges) and reinvestment of the entire withdrawal proceeds through a total return swap transaction or a similar arrangement with a counterparty under which the reference asset is a specified interest in the Fund. For the avoidance of doubt, (a) any such indirect investment, together with any direct investment, shall be deemed a part of Triarc's, SCM's or Roberts', as applicable, "Investment" hereunder, and (b) each party's rights and obligations hereunder shall continue with respect to such Investment; and

               (v) upon the prior written consent of Triarc, SCM and Roberts, at any time and from time to time, Triarc may redeem all or any portion of its Investment if the entire redeemed amount (or an amount equal to the entire redeemed amount) is simultaneously (or, in any event, as promptly as practicable) invested in another investment product managed by DCM or one of its affiliates (a "DCM Product"); provided that, except as otherwise agreed to in writing by Triarc, SCM and Roberts, any such subsequent investment shall be subject to the same terms and conditions as Triarc's, SCM's and Roberts' Investment hereunder as if such terms and conditions applied to such subsequent investment. For the avoidance of doubt, and without limiting the generality of the foregoing, (a) there shall be no lock-up period applicable to any such subsequent investment in a DCM Product, (b) in the case of any management fee payable by Triarc to DCM or one of its affiliates with respect to any such subsequent investment, such fee shall be the same as that which is charged to other investors in such DCM Product but in no event shall it exceed the fee set forth in
          Section 6, (c) the "Start Date" for purposes of any such subsequent investment shall be the date of Triarc's initial investment in such DCM Product and (d) references herein to the Offering Memorandum and the Fund Operating Agreement shall be deemed to be references to the comparable documents applicable to any such DCM Product, in each case except as otherwise agreed to in writing by Triarc, SCM and Roberts.

     (b) Notwithstanding anything herein to the contrary, if Triarc elects to redeem or withdraw all or a portion of its Investment in the Fund pursuant to this Agreement, each of SCM and Roberts may and, in the case of Section 4(a)(v), shall redeem or withdraw (and, in the case of Section 4(a)(v), invest in a DCM Product), upon the same terms and conditions applicable to Triarc on such redemption or withdrawal, a portion of its Investment in the Fund equal to an amount no greater than the percentage that the amount that Triarc has so elected to redeem or withdraw bears to the amount of Triarc's Investment at such time.

     (c) Any partial redemption or withdrawal, as the case may be, by Triarc from the Fund that is permitted under this Agreement may be made in any amount of not less than $250,000 as long as Triarc's remaining capital account balance in the Fund is at least $1,000,000 (the parties will agree on a case-by-case basis whether to make this provision applicable to subsequent investments in DCM Products).

     (d) If the Fund limits the total amount of redemptions in any quarter, Triarc, SCM and Roberts will be treated on a pro rata basis with other investors in the Fund.

     (e) Each of Triarc, SCM and Roberts will not be charged or obligated to pay any subscription, disposition, redemption or other similar fees in connection with the acquisition or disposition of all or any portion of its Investment, including in the event that all or any portion of its Investment is compulsorily redeemed.

     5. Distributions.

     (a) Distributions from the Fund in satisfaction of a full redemption or withdrawal, as the case may be, will be made such that Triarc, SCM or Roberts, as the case may be, receives, within three business days of the effective redemption or withdrawal date, cash in an amount equal to at least 95% of the estimated net asset value of such entity's or person's capital account in the Fund on the effective redemption or withdrawal date. The Fund will pay Triarc, SCM or Roberts, as the case may be, interest on the balance of such entity's or person's redemption or withdrawal, as the case may be, from the effective redemption or withdrawal date to the date such balance is actually paid, at a rate per annum equal to the average (calculated weekly) annual 91 day Treasury Bill rate. The Fund will pay the balance (subject to audit adjustments) and all of the accrued interest in cash within five business days after completion of the Fund's monthly books.

     (b) Distributions from the Fund in satisfaction of a partial redemption or withdrawal, as the case may be, will be made such that Triarc, SCM or Roberts, as the case may be, receives, within three business days of the effective redemption or withdrawal date, cash in an amount equal to 100% of the amount requested to be redeemed or withdrawn.

     6. Fees. Notwithstanding the constituent documents of the Fund (the "Fund Agreement"), the management fee borne by each of Triarc, SCM and Roberts on an annual basis shall be equal to 1.5% of such entity's capital account balance in the Fund.

     7. Right of First Refusal. Each of Triarc, SCM and Roberts may have a right of first refusal on additional interests offered by the Fund. Any offering of shares or other interests in a vehicle (other than the Fund) managed by DCM or an affiliate thereof with investment objectives and guidelines substantially similar to those of the Fund will be deemed to be an offering of the Fund.

     8. Assignment. Each of Triarc, SCM and Roberts may assign its interests in the Fund to any of its affiliates without the consent of the Fund or DCM. Triarc, SCM and Roberts, as the case may be, will have no obligation to pay any redemption or withdrawal fee or penalty in connection with any such assignment. For purposes of this Agreement, (a) affiliates of any entity (including SCM) shall include any person who is an "affiliate" as defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended from time to time, (b) affiliates of an individual shall include (i) members of such individual's Immediate Family (as defined in the Operating Agreement), (ii) the heirs or legal representatives of any such deceased individual, and (iii) a trust, corporation, partnership or limited liability company, all of the beneficial interests in which shall be held by such individual or such individual's Immediate Family members or such deceased individual's heirs or legal representatives, and (c) affiliates of SCM shall also include any person who would be an affiliate of Gregory H. Sachs if he were a party to this Agreement.

     9. Notice. DCM will provide written notice to each of Triarc, SCM and Roberts upon the occurrence of:

     (a) any material amendment or modification to the Fund Operating Agreement;

     (b) to the knowledge of DCM or any of its representatives, the commencement with respect to the Fund of any tax audit or other investigations or proceedings with respect to taxes;

     (c) a termination of the Fund's investment management, administration or custodian agreements or a change in, or termination of, the Fund's legal counsel, administrator, prime broker or auditor;

     (d)  to  the  knowledge  of  DCM  or  any  of  its   representatives,   any
investigation of the Fund, DCM or their principals by a federal, state or regulatory body with authority over the Fund, DCM or their principals;

     (e) to the knowledge of DCM or any of its representatives, any administrative, civil or criminal legal actions in which the Fund, DCM or any of their principals are named a party or material witness, or which may limit the Fund's ability to perform its duties;

     (f) any material changes to investment strategies of the Fund, any material changes to valuation policies relating to the Fund or any material changes relating to soft dollar arrangements;

     (g) any reduction of aggregate investments in the Fund by any of the members, employees and principals of DCM by twenty percent (20%) or more of their value as of the end of any calendar month;

     (h) any substantial reduction from the date of the first closing of the Fund of the time commitment of any of Gregory H. Sachs, Scott A. Roberts or Jonathan W. Trutter to the investments, business and operation of the Fund; or

     (i) any of the events specified in Section 4(a)(ii) above.

     If such notice is not provided to any of Triarc, SCM or Roberts within 30 days, any redemption or withdrawal fees or penalties with respect to such person will be waived by the Fund.

     10. Most Favored Nations. DCM hereby confirms and agrees that none of the Fund, DCM or any of their respective affiliates has entered into any side letter or similar agreement or arrangement with any other investor or prospective investor in the Fund on or prior to the date hereof. If the Fund, DCM or any of their respective affiliates shall in the future enter into any side letter or similar agreement or arrangement with a proposed or existing investor in the Fund (collectively, "Side Letters"), Triarc, SCM and Roberts shall be promptly furnished with a copy of such Side Letters. DCM, on behalf of the Fund, hereby agrees that Triarc, SCM and Roberts shall have the benefit of any provision in any Side Letter.

     11. Tax Reporting. DCM shall cause the Fund to be treated as a partnership for U.S., state and local tax purposes and to prepare IRS Form 1065 and Schedules K-1 (and related state and local filings) within 90 days of year end.

     12. Subsequent Investments. The terms of the Investment by each of Triarc, SCM and Roberts will also apply to any subsequent investments by Triarc, SCM or Roberts, as the case may be, in the Fund.

     13. Insurance. DCM shall cause the Fund to maintain with financially sound and reputable insurers, insurance in amounts and against such risks as are customarily maintained by reputable companies under similar circumstances and shall furnish copies of such insurance upon written request by Triarc, SCM or Roberts.

     14. Amendment; Waiver. Any amendment, supplement or modification of this Agreement or any waiver of the terms and conditions hereof shall not be binding upon any party, unless approved in writing by each of the parties hereto. Each party agrees that no failure or delay by another party to this Agreement in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

     15. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to applicable principles of conflict of laws (if as a result the governing law of another jurisdiction would apply).

     16. Counterparts. This Agreement may be executed in counterparts, which, taken together, shall constitute a single original document.

     17. WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO, ON BEHALF OF ITSELF AND EACH OF ITS AFFILIATES, IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     18. Third Party Beneficiaries; Assignment. This Agreement is not intended to and does not confer upon any person other than the parties hereto any rights, claims or remedies hereunder. Without the written consent of each other party hereto, none of the parties hereto may assign any of its rights or delegate any of its obligations under this Agreement, except that each of Triarc, SCM and Roberts may assign, in its sole discretion, any or all of its rights, interests and obligations under this Agreement to any of its affiliates; provided, that, no such assignment shall relieve Triarc, SCM and Roberts, as the case may be, of any of its obligations under this Agreement. Any purported assignment or delegation in violation of this provision shall be void.

     19. Entire Agreement. This Agreement (including the Exhibits), together with the Purchase Agreement, the Operating Agreement, the Offering Memorandum, the Fund Operating Agreement and, as applicable, the definitive agreements relating to the organization and management of any DCM Product in which Triarc, SCM and Roberts invest pursuant hereto, sets forth the entire agreement and understanding among the parties relating to the subject matter hereof and supersedes any prior agreement or understanding, whether written or oral, relating to the subject matter hereof.


                  [Remainder of Page Intentionally Left Blank]

     IN WITNESS WHEREOF, the parties hereto, each intending to be legally bound hereby, have caused this Agreement to be executed as of the date first above written.

                                          TRIARC COMPANIES, INC.


                                          By:   /S/ DAVID I. MOSSE
                                                -------------------------------
                                        Name:   David I. Mosse
                                       Title:   Vice President and
                                                Assistant General Counsel


                                          DEERFIELD CAPITAL MANAGEMENT LLC


                                          By:   /S/  MARVIN SHREAR
                                                -------------------------------
                                        Name:   Marvin Shrear
                                       Title:   Chief Financial Officer

                                          SACHS CAPITAL MANAGEMENT, LLC


                                          By:   /S/  GREGORY H. SACHS
                                                -------------------------------
                                        Name:   Gregory H. Sachs
                                       Title:   Trustee of the Gregory H. Sachs
                                                Revocable Trust, Member


                                                /S/ SCOTT A. ROBERTS
                                                -------------------------------
                                                SCOTT A. ROBERTS

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:  May 12, 2005
                                                      /S/ NELSON PELTZ
                                           ------------------------------------
                                                        Nelson Peltz
                                           Chairman and Chief Executive Officer

                                                                    EXHIBIT 31.2
                                 CERTIFICATIONS

     I, Francis T. McCarron, the Executive Vice President and Chief Financial Officer of Triarc Companies, Inc., certify that:

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:  May 12, 2005
                                                      /S/ FRANCIS T. McCARRON
                                                   ----------------------------
                                                       Francis T. McCarron
                                                     Executive Vice President
                                                    and Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 12, 2005                      /S/ NELSON PELTZ
                                           ------------------------------------
                                           Nelson Peltz
                                           Chairman and Chief Executive Officer



Dated:   May 12, 2005                      /S/ FRANCIS T. McCARRON
                                           ------------------------------------
                                           Francis T. McCarron
                                           Executive Vice President and Chief
                                           Financial Officer




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